Form 10-K
period 1993-12-31
NORFOLK SOUTHERN CORP
filed 1994-03-28
CIK 702165

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                       ---------------------------
                                FORM 10-K
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1993.
                                   OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ---------------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
 ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   Virginia                               52-1188014
 ------------------------------------------------    ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

   Three Commercial Place, Norfolk, Virginia              23510-2191
 ------------------------------------------------    ------------------
    (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code    (804) 629-2680
                                                     ------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each Class              on which registered
            -------------------              ---------------------
       Norfolk Southern Corporation
       Common Stock (Par Value $1.00)       New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
 days.   Yes (X) No ( )

  Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of the voting stock held by nonaffiliates as of February 28, 1994: $9,531,338,460

  The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1994: 138,143,035 (excluding 7,252,634 shares held by registrant's consolidated subsidiaries)

                  DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's definitive proxy statement (to be dated April 4, 1994) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------
           Item                                                Page
           ----                                                ----
Part I      1.   Business......................................  4

            2.   Properties....................................  4

            3.   Legal Proceedings............................. 28

            4.   Submission of Matters to a Vote of Security
                    Holders.................................... 29

                 Executive Officers of the Registrant.......... 30


Part II     5.   Market for Registrant's Common Stock and
                    Related Stockholder Matters................ 34

            6.   Selected Financial Data....................... 35

            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................. 39

            8.   Financial Statements and Supplementary Data... 39

            9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..... 40


Part III   10.   Directors and Executive Officers of the
                    Registrant................................. 41

           11.   Executive Compensation........................ 41

           12.   Security Ownership of Certain Beneficial
                    Owners and Management...................... 41

           13.   Certain Relationships and Related
                    Transactions............................... 41


Part IV    14.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K........................ 42

                 Index to Consolidated Financial Statement
                    Schedules.................................. 42


Power of Attorney.............................................. 46

Signatures..................................................... 46

Exhibit Index.................................................. 96

                                 PART I

Item 1.  Business.
- ------   --------
      and
Item 2.  Properties.
- ------   ----------
           GENERAL. Norfolk Southern Corporation (Norfolk Southern) was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia. On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company
(NW) and Southern Railway Company (Southern). In accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and related Plans of Merger, and the approval of the transaction by the Interstate Commerce Commission (ICC), each issued share of NW's common stock was converted into one share of Norfolk Southern Common Stock and each issued share of Southern common stock was converted into
1.9 shares of Norfolk Southern Common Stock. The outstanding shares of Southern's preferred stock remained outstanding without change.

           Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). As of February 28, 1994, all the common stock of NW
(100 percent voting control) is owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway and 7.1 percent of its preferred stock (resulting in 94.3 percent voting control) are owned directly by Norfolk Southern.

           On June 21, 1985, Norfolk Southern acquired control of North American Van Lines, Inc. and its subsidiaries (NAVL), a diversified motor carrier. In accordance with an Acquisition Agreement dated May 2, 1984, and the approval of the transaction by the ICC, Norfolk Southern acquired all the issued and outstanding common stock of NAVL from PepsiCo, Inc. During 1993, NAVL underwent a restructuring (see discussion on page 7 and in Note 3 of Notes to Consolidated Financial Statements on page 74) designed to enhance its opportunities to return to profitability.

           Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

           STOCK PURCHASE PROGRAMS. Norfolk Southern announced on November 24, 1987, that its Board of Directors had authorized the purchase of up to 20 million shares of Norfolk Southern's common stock through the end of 1990. This program was completed in November 1989. On October 24, 1989, the Board of Directors authorized the purchase of up to an additional 45 million shares of common stock. Purchases under these programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of short-term notes pursuant to the commercial paper program discussed below. On January 29, 1992, Norfolk Southern announced that, primarily related to issues surrounding the 1991 special charge (see Note 15 of Notes to Consolidated Financial

Statements on page 85), the purchase program would continue, but at a slower pace and over a longer authorized period with purchases dependent on market conditions, the economy, cash needs and alternative investment opportunities. As of December 31, 1993,
33.6 million shares had been purchased pursuant to the current program resulting in a total of 53.6 million shares purchased and retired since 1987 at a cost of approximately $2.2 billion. If all 45 million shares are purchased under the current program, the number of outstanding shares of common stock will have been reduced by about one third since 1987. Purchases are made in regular brokerage transactions on the open market at prevailing market prices and otherwise in accordance with Securities and Exchange Commission regulations.

           In June 1989, Norfolk Southern announced that it intended to purchase up to 250,000 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A, during the subsequent two-year period. In May 1991, Norfolk Southern extended the previously announced stock purchase program through 1993. In March 1994, Norfolk Southern announced that it would continue purchasing up to 250,000 shares of the stock through 1996. From June 2, 1989, through December 31, 1993, Norfolk Southern had purchased 77,626 shares of the preferred stock at a total cost of approximately $2.67 million.

           COMMERCIAL PAPER PROGRAM AND DEBT ISSUANCE. In May 1990, Norfolk Southern established a commercial paper program principally to finance the purchase and retirement of its common stock. Commercial paper debt is due within one year, but a portion has been classified as long-term because Norfolk Southern has the ability and intends to refinance its commercial paper on a long-term basis, either by issuing additional commercial paper (supported by a revolving credit agreement) or by replacing commercial paper notes with long-term debt. The original $350 million credit agreement was replaced effective
June 9, 1992, by a credit agreement expiring June 9, 1995, having a credit limit of $400 million. The agreement provides for interest on borrowings at prevailing short-term rates and contains customary financial covenants, including principally a minimum tangible net worth requirement of $3 billion and a restriction on the creation or assumption of certain liens.

           Norfolk Southern intends to replace the current credit agreement with a new agreement during the first half of 1994. It is expected that the new credit agreement will have a term of five years, a credit limit of $500 million and covenants similar to those included in the current agreement.

           In January 1991, Norfolk Southern filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $750 million principal amount of unsecured debt securities. On March 13, 1991, Norfolk Southern issued and sold $250 million principal amount of its 9 percent Notes due March 1, 2021 (9% Notes). The 9% Notes are not redeemable prior to maturity and are not entitled to any sinking fund. Proceeds from the sale of the 9% Notes were used to purchase and retire shares of Norfolk Southern Common Stock and to retire short-term commercial paper debt issued to fund previous share purchases.

           On February 26, 1992, Norfolk Southern issued and sold
$250 million principal amount of its 7-7/8 percent Notes due
February 15, 2004 (7-7/8% Notes). The 7-7/8% Notes are not redeemable prior to maturity and are not entitled to any sinking fund. Proceeds from the sale of the 7-7/8% Notes were used to purchase and retire shares of Norfolk Southern Common Stock and to retire short-term commercial paper debt.

           RAILROAD OPERATIONS. As of December 31, 1993, NS' railroads operated 14,589 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,761 miles are owned, 677 miles are leased and 1,151 miles are operated under trackage rights. Of the operated mileage, 11,870 miles are main line and 2,719 miles are branch line. In addition, NS' railroads operate approximately 11,266 miles of passing, industrial, yard and side tracks.

           NS' railroads have major leased lines in North Carolina and between Cincinnati, Oh., and Chattanooga, Tn. The North Carolina leases, covering approximately 300 miles, expire at the end of 1994, and NS' railroads are discussing possible renewals with the lessor. If these leases are not renewed, NS' railroads could be required to continue using the lines subject to conditions prescribed by the ICC or they might find it necessary ultimately to operate over an alternate route or routes. It is not expected that the resolution of this matter, whether resulting in renewal of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes, will have a material effect on NS' consolidated financial position. The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, subject to an option to extend the lease for an additional 25 years at terms to be agreed upon.

           NS' lines carry raw materials, intermediate products and finished goods primarily in the Southeast and Midwest and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Va.; Morehead City, N.C.; Charleston, S.C.; Savannah and Brunswick, Ga.; and Jacksonville, Fl. Gulf Coast ports served include: Mobile, Al., and New Orleans, La.

           The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta,

Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition to serving other established centers, its lines reach many industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

           Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

           MOTOR CARRIER OPERATIONS. NAVL's principal transportation activity is the domestic, irregular route common and contract carriage of used household goods and special commodities between points in the United States. NAVL also operates as an intrastate carrier of property in 17 states.

           Prior to its restructuring in 1993, NAVL's domestic motor carrier business was organized into three primary divisions:
Relocation Services (RS) specializing in residential relocation of household goods; High Value Products (HVP) specializing in office and industrial relocations and transporting exhibits; and Commercial Transport (CT) specializing in the transportation of truckload shipments of general commodities. In 1993, NAVL underwent a restructuring involving termination of the CT Division and sale of the operations of Tran-Star, Inc. (Tran-Star), NAVL's refrigerated trucking subsidiary. In 1993, NAVL discontinued CT's operations, transferred some parts of CT's business to other divisions and began selling CT's assets that are not needed in NAVL's other operations. The sale of Tran-Star's operations was completed on December 31, 1993. During 1993, the RS and HVP divisions conducted operations through agents at 707 locations in the United States. Agents are local moving and storage companies that provide NAVL with such services as solicitation, packing and warehousing in connection with the movement of household goods and specialized products. NAVL's domestic operations are expected to be conducted principally through the RS and HVP divisions in 1994 and thereafter.

           Customized Logistics Services (CLS) was established in 1993 as an operating unit of the HVP Division. CLS' business is to focus NAVL's resources to respond to a variety of customer needs for integrated logistics services. The services include emergency parts order fulfillment, time definite transportation, and returns and merchandise recycling services.

           NAVL's foreign operations are conducted through the RS and HVP Divisions and through foreign subsidiaries, including North American Van Lines Canada, Ltd. The latter subsidiary provides motor carrier service for the transportation of used household goods and specialized commodities between most points in Canada through a network of approximately 182 agent locations. NAVL's international operations consist primarily of forwarding used household goods to and from the United States and between foreign countries through a network of approximately 350 foreign agents and representatives. NAVL's international operations are structured to align them with the services provided by its domestic operating divisions. All international household goods operations and related subsidiaries in Alaska, Canada and Panama are assigned to the RS Division. The remaining international operations, which include subsidiaries in the United States, Germany and the United Kingdom, are involved in the transportation of selected general and specialized commodities and are assigned to the HVP Division.

           The RS Division successfully completed its negotiations in the first quarter of 1992 to form a joint venture company known as UTS Europe Holding BV (UTS). The new entity, which is headquartered in Amsterdam, Netherlands, has been handling intra-European movement of household goods since March 1, 1992. NAVL has a 40 percent interest in UTS which is comprised of approximately 70 individual shareholders in 65 locations throughout Europe. To date, national and regional organizations have been formed under the UTS banner in Germany and the Netherlands (founding members), with an 8 percent and 5 percent interest in UTS, respectively. In addition, the United Kingdom
(8 percent interest in UTS), Belgium (5 percent interest) and the Scandinavian countries (5 percent interest) have also formed under the UTS banner.

           TRIPLE CROWN OPERATIONS. Until April 1993, Norfolk Southern's intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered
Trademark) (RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership formed by subsidiaries of Norfolk Southern and Consolidated Rail Corporation
(CR). RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC. Because NS indirectly owns only 50 percent of TCSC (an affiliate of CR also owns
50 percent), the revenues of TCSC are not consolidated with the results of NS. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via CR. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta and Atlanta and New York.

           TRANSPORTATION OPERATING REVENUES. NS' total transportation operating revenues were $4.5 billion in 1993. These revenues were received for the transportation of revenue freight:
262.3 million tons by rail and 3.2 million tons by motor carrier. Of the rail tonnage, approximately 210.4 million tons originated on line, approximately 222.8 million tons terminated on line (including
177.1 million tons of local traffic -- originating and terminating on line) and approximately 6.2 million tons was overhead traffic (neither originating nor terminating on line).

           Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal transportation operating revenue sources for the period 1989 through 1993 are set forth in the following table:

                                       Year Ended December 31,
Principal Transportation  ---------------------------------------------------
Operating Revenue Sources   1993      1992      1991      1990      1989
- -------------------------   ----      ----      ----      ----      ----
                     (Revenues in Millions and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,213.3  $1,296.0  $1,330.3  $1,408.8  $1,299.0
  % of total
   transportation
   operating revenues....     27.2%     28.1%     29.9%     30.5%     28.7%
  Revenue ton miles......     41.4      41.9      42.7      46.0      41.8

PAPER/FOREST
  Revenues............... $  502.7  $  499.5  $  476.1  $  486.5  $  481.1
  % of total
   transportation
   operating revenues....     11.3%     10.9%     10.7%     10.5%     10.6%
  Revenue ton miles......     15.1      14.7      13.6      13.3      13.8

CHEMICALS
  Revenues............... $  472.9  $  471.7  $  449.7  $  443.9  $  436.9
  % of total
   transportation
   operating revenues....     10.6%     10.2%     10.1%      9.6%      9.6%
  Revenue ton miles......     14.7      14.3      13.6      12.8      12.2

AUTOMOTIVE
  Revenues............... $  429.5  $  401.5  $  325.9  $  367.9  $  407.2
  % of total
   transportation
   operating revenues....      9.6%      8.7%      7.3%      8.0%      9.0%
  Revenue ton miles......      4.2       3.7       3.0       3.7       4.1

AGRICULTURE
  Revenues............... $  319.7  $  301.4  $  293.6  $  299.6  $  286.8
  % of total
   transportation
   operating revenues....      7.2%      6.6%      6.6%      6.5%      6.3%
  Revenue ton miles......     13.6      12.6      12.2      11.3      12.1

      Principal                        Year Ended December 31,
Transportation Operating  ---------------------------------------------------
Revenue Sources (cont'd)    1993      1992      1991      1990      1989
- -------------------------   ----      ----      ----      ----      ----
                     (Revenues in Millions and Revenue Ton Miles in Billions)
METALS/CONSTRUCTION
  Revenues............... $  296.1  $  276.3  $  274.0  $  305.6  $  317.9
  % of total
   transportation
   operating revenues....      6.7%      6.0%      6.1%      6.6%      7.0%
  Revenue ton miles......      9.6       8.5       8.2       9.1       9.2

INTERMODAL
(Trailers and Containers)
  Revenues............... $  371.9  $  341.0  $  324.7  $  300.1  $  309.9
  % of total
   transportation
   operating revenues....      8.3%      7.4%      7.3%      6.5%      6.8%
  Revenue ton miles......     13.0      11.9      10.4      10.1       9.9

OTHER INTERMODAL RELATED
  Revenues............... $   18.3* $   67.9  $   55.9  $   50.9  $   41.2
  % of total
   transportation
   operating revenues....      0.4%      1.5%      1.3%      1.1%      0.9%
  Revenue ton miles......     --        --        --        --        --
                          --------  --------  --------  --------  --------
Total Railway Freight
   Revenues.............. $3,624.4  $3,655.3  $3,530.2  $3,663.3  $3,580.0
Railway revenue ton miles    111.6     107.6     103.7     106.3     103.1

OTHER RAILWAY OPERATING
  Revenues............... $  121.5  $  121.7  $  123.8  $  122.7  $  114.1
  % of total
   transportation
   operating revenues....      2.7%      2.6%      2.8%      2.7%      2.5%
                          --------  --------  --------  --------  --------
Total Railway Operating
   Revenues.............. $3,745.9  $3,777.0  $3,654.0  $3,786.0  $3,694.1

MOTOR CARRIER
  Revenues............... $  714.2  $  829.6  $  797.3  $  831.0  $  841.9
  % of total
   transportation
   operating revenues....     16.0%     18.0%     17.9%     18.0%     18.6%
  Revenue Ton Miles......      2.7       4.4       4.4       4.7       4.8
                          --------  --------  --------  --------  --------
Total Transportation
  Operating Revenues..... $4,460.1  $4,606.6  $4,451.3  $4,617.0  $4,536.0
Total Revenue Ton Miles..    114.3     112.0     108.1     111.0     107.9

Note: Revenue ton miles (RTMs) for 1989 and 1990 have been restated from "shortest distance" miles to "actual route" miles. RTMs for 1990 through 1992 have been restated from a one-month-delay basis to a current-month basis.

       * See discussion on page 12 regarding Triple Crown(RT) revenues.

           COAL TRAFFIC - The commodity group moving in largest tonnage volume over NS' railroads is coal, coke and iron ore, most of which is bituminous coal. NS' railroads originated 112.1 million tons of coal, coke and iron ore in 1993 and handled a total of
118.0 million tons.  Originated tonnage decreased 5 percent from
118.0 million tons in 1992, and total tons handled decreased 5 percent from 124.4 million tons. Revenues from coal, coke and iron ore, which accounted for 27 percent of NS' total transportation operating revenues and 36 percent of total revenue ton miles in 1993, were $1.21 billion, a decrease of 6 percent from $1.30 billion in 1992.

           The following table shows total coal tonnage originated on NS' lines, received from connections and handled for the five years ended December 31, 1993:

                              Tons of Coal (Millions)
                    ---------------------------------------------
                     1993     1992      1991      1990      1989
                     ----     ----      ----      ----      ----
     Originated      109.8    115.5     116.8     126.6     116.2
     Received          5.9      6.3       6.5       6.8       4.2
                     -----    -----     -----     -----     -----
     Handled         115.7    121.8     123.3     133.4     120.4

     Note: Coal tonnage for 1989 and 1990 has been restated from a settled basis to a movement basis.

           Of the 109.8 million tons of coal originating on NS railroad lines in 1993, the approximate breakdown is as follows:
37.9 million tons from West Virginia, 37.6 million tons came from Virginia, 22.9 million tons from Kentucky, 7.6 million tons from Alabama, 1.7 million tons from Tennessee, 1.1 million tons from Illinois, and 1.0 million tons from Indiana. Of this NS-origin coal, approximately 25.3 million tons moved for export, principally through NS pier facilities at Norfolk (Lamberts Point), Va.; 20.1 million tons moved to domestic and Canadian steel industries; 55.6 million tons of steam coal moved to electric utilities; and 8.8 million tons moved to other industrial and miscellaneous users. NS' railroads moved
9.7 million tons of originated coal to various docks on the Ohio River for further movement by barge and 5.1 million tons to various Lake Erie ports. Other than coal moving for export, virtually all coal tonnage handled by NS' railroads was terminated in states situated east of the Mississippi River.

           Total NS coal tonnage handled through all system ports in 1993 was 42.4 million. Of this total, 65 percent moved through the pier facilities at Lamberts Point. In 1993, total tonnage handled at Lamberts Point, including coastwise traffic, was 27.6 million tons, a 20 percent decrease from the 34.7 million tons handled in 1992.

           The quantities of NS coal handled for export only through Lamberts Point for the five years ended December 31, 1993, were as follows:

                          Export Coal through Lamberts Point
                                 (Millions of tons)
                    --------------------------------------------
                     1993     1992      1991      1990      1989
                     ----     ----      ----      ----      ----
         Originated  24.6     30.8      34.3      35.1      30.9
         Handled     24.9     31.2      34.6      35.4      31.4

           The recession in Europe and high stockpiles of coal overseas continued to affect NS' railroads' export coal shipments in 1993, as did the UMWA strike at several mines served by NS. Domestic coal was essentially flat, compared with 1992, although the market for utility coals increased slightly because of the hot weather in our service region and continued spot tonnage purchases. Increased shipments to steel producers were attributed to strike-related problems encountered by suppliers served by other carriers; the industrial market stayed even with the previous year.

           MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Paper/Forest; Chemicals; Automotive; Agriculture; and Metals/Construction). Total NS railroad merchandise revenues increased in 1993 to $2.41 billion, a 2 percent increase over 1992. Railroad merchandise carloads handled in 1993 were 2.82 million, compared with 2.66 million handled in 1992, an increase of 6 percent.

           Intermodal results reflect the effect of the formation, in April 1993, of Triple Crown Services Company (TCSC), a partnership between NS and Conrail subsidiaries (see also page 8). This partnership provides RoadRailer(RT) and domestic container services previously offered by a wholly owned NS subsidiary. Because NS owns only 50 percent of TCSC, its revenues are not consolidated, and NS' 1993 intermodal revenues include only revenues for rail service provided by NS to the partnership. Excluding this partnership effect, intermodal revenues would have increased 10 percent, and merchandise revenues would have increased 5 percent.

           In 1993, 97.8 million tons of merchandise freight, or approximately 68 percent of total rail merchandise tonnage handled by NS, originated on line. The balance of NS' railroad merchandise traffic was received from connecting carriers (mostly railroads, with some intermodal, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

           The economy improved in 1993, but the pace of recovery was still below the average of post-war recoveries. All merchandise commodity groups showed improvement over 1992. The biggest gains were in Intermodal, up $34.1 million (adjusted for the effect of the TCSC partnership with Conrail); Automotive, up $28.0 million; Metals/ Construction, up $19.8 million and Agriculture, up $18.3 million. There were smaller gains in Paper/Forest and Chemicals.

           PAPER/FOREST traffic (including paper, paperboard, wood pulp, pulpwood, wood chips, lumber, kaolin clay and waste paper) accounted for 11 percent of NS' total transportation operating revenues and 13 percent of total revenue ton miles during 1993. Compared with 1992, Paper/Forest revenues increased 1 percent and revenue ton miles increased 3 percent.

           Weak domestic and overseas demand for paper depressed NS shipments for much of the year. Lumber, however, posted a 4 percent gain in revenue due to a strong recovery in housing construction. Moderate growth, somewhat higher than industry production, is expected over the next few years due to growth in market share.

           CHEMICALS traffic (including petroleum products, plastics, fertilizers, nonmetallic minerals, sulfur, chloral-alkali chemicals, rubber, miscellaneous chemicals and waste/hazardous chemicals) accounted for 11 percent of NS' total transportation operating revenues and 13 percent of total revenue ton miles during 1993. Compared with 1992, NS' total revenue for chemicals was up 0.3 percent and revenue ton miles increased 3 percent. The lower gain in revenue was due to a change in the mix of traffic.

           Gains in general chemicals and plastics were offset by weakness in movements of export fertilizer due to sluggish conditions overseas. Stronger growth is expected in 1994 and beyond, paced by additional rail-truck distribution facilities for bulk chemicals. While environmental concerns could adversely affect production of pesticides and chlorine, increased environmental awareness is likely to have a positive impact on movements of recyclables, hazardous wastes and alternative fuels such as ethanol.

           AUTOMOTIVE traffic (including motor vehicles, vehicle parts, miscellaneous transportation and ordnance, and tires) accounted for 10 percent of NS' total transportation operating revenues and 4 percent of revenue ton miles during 1993. Compared with 1992, NS Automotive revenues increased 7 percent and revenue ton miles increased 14 percent.

           The gain was due to strong demand for vehicles produced at plants served by NS. NS' largest customer, Ford Motor Company, produced the top-selling automobile and truck in 1993. In addition, NS benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Oh. Successful marketing efforts, such as an innovative program with GM for just-in-time movement of auto parts, also contributed to the gain.

           Further growth in Automotive is expected in 1994 and beyond, as U.S. automotive production is anticipated to increase for the next few years. Within this growing market, NS will pursue innovative marketing programs and aggressive industrial development. From 1994 to 1997, operations will begin at three new or expanded automotive assembly plants located on NS--the second Toyota Plant at Georgetown, Ky., in 1994; BMW at Greer, S.C., in 1995; and Mercedes-Benz at Tuscaloosa, Al., in 1997. The retooling of GM's Wentzville, Mo., and Doraville, Ga., plants for van production should also increase traffic.

           AGRICULTURE traffic (including grains and soybeans, feed and feed ingredients, sweeteners, beverages, consumer products, and various other agricultural and food commodities) accounted for 7 percent of NS' total transportation operating revenues and 12 percent of total revenue ton miles during 1993. Compared with 1992, agricultural revenues increased 6 percent and revenue ton miles increased 8 percent.

           In the early part of the year, NS benefited from a record harvest, that continued well into 1993. During the summer, the flood in the Midwest diverted traffic to rail that formerly moved by barge. In the fall, good crop conditions in NS' sourcing areas and poor conditions elsewhere produced strong NS traffic gains.

           Although the special conditions present during 1993 are not likely to recur in 1994, a small increase in agriculture revenue is expected, driven by growth in poultry production in the Southeast, a prime NS feed grain market.

           METALS/CONSTRUCTION traffic (including aluminum ore, iron and steel, aluminum products, scrap metal, machinery, sand and gravel, cement, brick, miscellaneous construction, and nonhazardous waste) accounted for 7 percent of NS' total transportation operating revenues and 9 percent of total revenue ton miles during 1993. Compared with 1992, NS' total revenues for Metals/Construction were up 7 percent and revenue ton miles were up 13 percent.

           Most of the revenue gain was in shipments of iron and steel, where strong industry production and new plants located on NS' lines boosted revenue $10 million. Shipments of construction commodities were also strong due to a recovery in housing.

           Further gains are expected over the next few years. NS has initiatives under way intended to win back truck business in aluminum, and several new movements of municipal solid waste are expected.

           INTERMODAL traffic (including trailers, containers, and Triple Crown) accounted for 8 percent of NS' total transportation operating revenues and 11 percent of total revenue ton miles during 1993. Compared with 1992, intermodal revenues increased 9 percent, and revenue ton miles increased 9 percent.

           Intermodal growth in 1993 was led by a 21 percent increase in Triple Crown activity due to strong automotive shipments and expansion of service to the Northeast through the partnership with Conrail. Container revenues were up 6 percent, a smaller increase than previous years due to less international traffic caused by the continuing recession in Europe and Japan. Trailer revenue was up
11 percent, boosted by gains from haulage arrangements with truckload carriers.

           Strong growth is expected in 1994 and for the next several years. TCSC should continue to grow as service is expanded to additional markets. Container growth is expected to improve as recoveries overseas produce steady growth in international shipments. Trailer business also is expected to grow, as leading truckload carriers, such as Schneider National and J.B. Hunt, use rail for the long-haul portion of their shipments.

           OTHER INTERMODAL primarily consists of drayage from or to rail points and is exclusively related to Triple Crown activity (see discussion of new partnership on page 12). The figures shown for 1993 reflect the results of NS' wholly owned subsidiary which performed RoadRailer(RT) services only for the first three months of 1993 (up to the inception of the TCSC partnership).

           MOTOR CARRIER TRAFFIC - NAVL's traffic volume decreased during 1993; total revenues from operations were $714.2 million, down
13.9 percent from 1992, including a 16.2 percent decrease resulting from NAVL's restructuring. NAVL's expenses decreased 11.5 percent in 1993, also resulting from the restructuring.

           NAVL's domestic motor carrier operations are conducted primarily through its RS and HVP divisions. In 1993, total domestic shipments for these divisions, including the CT Division through June 25, 1993, numbered 550,207, down 12.8 percent from 1992, resulting from the restructuring. Further comments about each division follow.

           Domestic shipments of used household goods transported by the RS Division fall into three market categories. Approximately
50 percent of the domestic shipment volume comes from the sale of moving services to individual consumers. Another 35 percent comes from corporations and other businesses that pay for the relocation of their employees. The remaining 15 percent is derived from military, government and other sources. Total domestic RS Division shipments in 1993 represented 21 percent of the NAVL domestic motor carrier shipments transported by the three primary divisions. Total domestic revenues from this division were down 2 percent, compared with 1992, and represented 38 percent of total revenues from operations.

           The HVP Division specializes in providing transportation services in less-than-truckload (LTL) and truckload (TL) quantities to manufacturers of sensitive products. These products are divided into the following categories: office furniture and equipment, exhibits and displays, electronic equipment, industrial machinery, commercial relocation, LTL furniture and selected general commodities. Total
HVP Division shipments transported in 1993, including TL and LTL, represented 43 percent of the NAVL domestic motor carrier shipments transported by the three primary divisions. Revenues from this division were up 15 percent from 1992 levels and represented
33 percent of total revenues from operations.

           The operations of the CT Division were discontinued in 1993. Total CT Division shipments transported in 1993 represented
36 percent of NAVL's total domestic motor carrier shipments transported for the entire year by the three primary divisions. Revenues from this division were down 50 percent from 1992 levels and represented 19 percent of total revenues from operations.

           FOREIGN OPERATIONS include NAVL's Canadian subsidiary, North American Van Lines Canada, Ltd., as well as operating subsidiaries in England, Germany and Panama. Foreign operations involving the transportation of household goods and selected general and specialized commodities generated revenues of $69.5 million in 1993, down 10 percent from 1992. Revenues from foreign operations represented 10 percent of NAVL's total revenue.

           RAIL OPERATING STATISTICS. The following table sets forth certain statistics relating to NS' railroad operations during the periods indicated:

                                    Year Ended December 31,
                           ----------------------------------------
                           1993     1992     1991     1990     1989
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          111.6    107.6    103.7    106.3    103.1
Freight train miles
 traveled (millions)        43.3     41.1     37.8     36.8     39.2
Revenue tons per carload    65.1     66.0     66.7     68.7     66.8
Revenue per ton mile     $0.0325  $0.0340  $0.0341  $0.0345  $0.0347
Revenue tons per train     2,577    2,618    2,743    2,884    2,629
Revenue ton miles
 per man-hour worked       2,304    2,184    2,023    1,955    1,835
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         75.6     75.5     78.3*    78.4     77.5

  Note:Revenue ton miles (RTMs) for 1989 through 1990 have been restated from a "shortest route" basis to an "actual route" basis. RTMs for 1990 through 1992 have been restated from a one-month delay basis to a current-month basis.

  * Excluding the special charge in 1991 which increased railway operating expenses by $483 million (see Note 15 of Notes to Consolidated Financial Statements, page 85).

           FREIGHT RATES. In the pricing of freight services, NS' railroads continued in 1993 to increase reliance on private contracts which, coupled with traffic that has been exempted from regulation by the ICC (e.g., boxcar and intermodal traffic), presently account for over 80 percent of freight operating revenues. Thus, a major portion of NS' railroads' freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

           In 1993, the ICC found NS' railroads "revenue adequate" based on results for the year 1992. A railroad is "revenue adequate" under the Interstate Commerce Act when its return on net investment exceeds the rail industry's cost of capital. The condition of "revenue adequacy" determines whether a railroad can take advantage of a provision in the Interstate Commerce Act allowing freedom to increase regulated rates by a specific percentage. However, with the decreasing importance of regulated tariff traffic to NS' railroads, the ICC's "revenue adequacy" findings have less impact than formerly.

           Pricing and service flexibility afforded by the Motor Carrier Act of 1980 and the Household Goods Transportation Act of 1980 has resulted in NAVL's increased emphasis on innovative pricing action in order to remain competitive. Since 1980, NAVL has increasingly operated as a contract carrier. As of December 31, 1993, domestic contract carriage agreements accounted for the following percentage of shipments: RS Division, 31.9 percent and HVP Division, 72.7 percent; the CT Division was discontinued in June of 1993.

           PASSENGER OPERATIONS. Regularly scheduled passenger operations on NS' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, N.C. Former Amtrak operations between East St. Louis and Centralia, Il., were discontinued by Amtrak November 3, 1993. Commuter trains continued operations on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for reimbursement of related expenses incurred by NS. During 1993, a lease of the Chicago to Manhattan, Il., line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced a purchase of service agreement by which NS had provided commuter rail service for the Authority.

           OTHER RAILWAY OPERATIONS. Revenues from switching, demurrage and miscellaneous services amounted to $121.5 million, or approximately 3 percent of total transportation operating revenues, during 1993 and $121.7 million, or approximately 3 percent of total transportation operating revenues, in 1992.

           NONCARRIER OPERATIONS. Norfolk Southern's noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1993, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 14.

           In January 1994, certain Norfolk Southern subsidiaries purchased rights with respect to an estimated 210 million recoverable tons of coal located primarily in eastern Kentucky and southern West Virginia. The cash purchase price for the acquisition was $71 million. These coal reserves have been leased to various producers who are to operate and mine the properties under long-term leases providing royalty income to NS.

           RAILWAY PROPERTY.

           EQUIPMENT - As of December 31, 1993, NS owned or leased the following units of equipment:

                                 Number of Units
                       -------------------------------    Capacity
                        Owned*     Leased       Total   of Equipment
                        -----      ------       -----   ------------
Type of Equipment
- -----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,810        --        1,810     5,311,200
  Switching                 163        --          163       240,250
  Auxiliary units            80        --           80        --
                       ---------    -------   --------    ----------
    Total locomotives     2,053        --        2,053     5,551,450
                       =========    =======   ========    ==========
Freight Cars:                                               (Tons)
  Hopper                 40,638         129     40,767     4,030,445
  Box                    23,213           2     23,215     1,664,481
  Covered Hopper         15,636         554     16,190     1,603,126
  Gondola                15,780          50     15,830     1,474,009
  Flat                    4,683           6      4,689       295,259
  Caboose                   375        --          375        --
  Other                   2,648         830      3,478       343,697
                       ---------    -------   --------    ----------
    Total freight cars  102,973       1,571    104,544     9,411,017
                       =========    =======   ========    ==========
Other:
  Work equipment          6,956           5      6,961
  Vehicles                3,939        --        3,939
  Highway trailers        3,393       2,000      5,393
  RoadRailers(RT)         1,944        --        1,944
  Miscellaneous           1,069        --        1,069
                       ---------    -------   --------
    Total other          17,301       2,005     19,306
                       =========    =======   ========

 * Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

           The following table indicates the number and age of locomo tives and freight cars owned or leased by NS at December 31, 1993:

                            Year Built
             ----------------------------------------------------------------
                                                1983-  1977-  1976 &
             1993   1992   1991   1990   1989   1988   1982   Before    Total
             ----   ----   ----   ----   ----   ----   ----   ------    -----
Locomotives:
  Number of
    units      31     55     53     46     80    338     607    843     2,053
  Percent of
    fleet     1.5    2.7    2.6    2.2    3.9   16.5    29.5    41.1    100.0

Freight cars:
  Number of
    units     787    502    557  1,737  2,066  2,736  20,826  75,333  104,544
  Percent of
    fleet     0.8    0.5    0.5    1.7    2.0    2.6    19.9    72.0    100.0

           The average age of the freight car fleet at December 31, 1993, was 20.8 years. During 1993, NS retired 5,576 freight cars. As of December 31, 1993, the average age of the locomotive fleet was
14.6 years. During 1993, NS retired 37 locomotives, the average age of which was 24.7 years. Since 1989, NS has rebodied over 14,000 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is indicated by the percentage of freight cars built in earlier years.

           NS continues freight car and locomotive maintenance programs to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In recent years, as illustrated in the table below, the bad order ratio has risen or remained fairly stable primarily due to the storage of certain types of cars which are not in high demand. Funds were not spent to repair cars for which present and future customers' needs could be adequately met without such repair programs. Also, NS' own standards of what constitutes a "serviceable" car have risen, and NS continues a rational disposition program for underutilized, unserviceable and overage cars.

                                            Annual Average
                                   --------------------------------
                                   1993   1992   1991   1990   1989
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS                             7.3%   7.6%   6.5%   6.4%   6.3%
    All Class I railroads          7.1    7.5    7.3    7.7    8.4

Locomotives:
    NS                             4.3    4.4    4.3    4.2    4.3

Note: Since 1992, the locomotive bad order ratio has been calculated excluding stored locomotives. Years prior to 1992 have been restated to conform to this presentation.

           TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is heavyweight rail ranging from 90 to 155 pounds per yard.
Of the 23,512 miles of track maintained by NS as of December 31, 1993, 15,621 were laid with welded rail.

           The density of traffic on NS running tracks (main line trackage plus passing tracks) during 1993 was as follows:

                Gross tons of
               freight carried
               per track mile      Track miles       Percent
                 (Millions)     of running tracks*   of total
              ----------------  -----------------    --------
                0-4                   5,614              34
                5-19                  5,404              32
                20 and over           5,751              34
                                     ------             ---
                                     16,769             100

              *Excludes trackage rights

           The following table summarizes certain information about
NS' track roadway additions and replacements during the last five years:

                                 1993   1992   1991   1990   1989
                                 ----   ----   ----   ----   ----
Track miles of rail installed     574    660    679    743    718
Crossties installed (millions)    1.6    1.9    1.9    1.9    2.0
Miles of track surfaced         5,048  5,690  5,646  5,844  5,708

           MICROWAVE SYSTEM - The NS microwave system, consisting of 6,584 radio path miles, 374 active stations and 7 passive repeater stations, provides communication services between Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides approximately 2,152,600 individual voice channel miles of circuits, and NS began a conversion of the system from analog to digital technology in 1993. Conversion is under way on all microwave facilities between St. Louis, Mo., and Danville, Ky.; the process is also under way between Roanoke and Norfolk, Va. The microwave communication system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions, and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

           TRAFFIC CONTROL - Of a total of 13,438 road miles operated by NS, excluding trackage rights over foreign lines, 5,274 road miles are governed by centralized traffic control systems and 2,734 road miles are equipped for automatic block system operation.

           COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key locations on NS to the central computer complex in Atlanta, Ga. System operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. Additionally, this facility affords substantial capacity for, and is utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

           OTHER - NS has extensive facilities for support of railroad operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

           MOTOR CARRIER PROPERTY.

           REAL ESTATE - NAVL owns and leases real estate in support of its operations. Principal real estate holdings include NAVL's headquarters complex and warehouse and vehicle maintenance facilities in Fort Wayne, Indiana, vehicle maintenance facilities in Fontana, California, and terminal facilities in Grand Rapids, Michigan, and Great Falls, Montana. NAVL also leases facilities throughout the United States for sales offices, maintenance facilities and for warehouse, terminal and distribution center operations.

           EQUIPMENT - NAVL relies extensively on independent contractors (owner-operators) who supply the power equipment
(tractors) used to pull NAVL trailers. Agents also provide a substantial portion of NAVL's equipment needs, particularly for the transportation of household goods, by furnishing tractors and trailers on either a permanent or an intermittent lease basis.

           As of December 31, 1993, agents and owner-operators together supplied 4,280 tractors, representing 71 percent of the U.S. power equipment operated in NAVL service. Also as of December 31, 1993, NAVL owned 6,981 trailer units, representing 73 percent of the U.S. trailer fleet in NAVL service. The remaining 27 percent was provided mainly by agents and owner-operators. Agents also provided 1,145 straight trucks, or 97 percent of such units in NAVL service.

           NAVL has an extensive program for the repair and maintenance of its trailer equipment. In 1993, work orders on approximately 18,574 trailers were completed at NAVL's facility in Fort Wayne. As of December 31, 1993, the average age of trailer equipment in the NAVL fleet was 6.7 years.

           COMPUTERS - NAVL relies extensively on data processing facilities for shipment planning and dispatch functions as well as shipment tracing. Data processing capabilities are also utilized in revenue processing functions, driver and agent account settlement activity, and internal accounting and record keeping service.

           In 1993, NAVL continued implementation of WORLDTRAC(Trademark), a satellite-based mobile communications and position-reporting system. The system allows NAVL, through computers installed in cabs, to communicate instantaneously with fleet drivers while enroute to optimize customer service and to insure customer retention. The ability to locate a driver and communicate instantly has resulted in improved equipment utilization. As of December 31, 1993, satellite units were in place on approximately 1,710 tractors throughout the NAVL fleet. This is a substantial decrease from 1992 due to the discontinuation of the CT Division's operations.

           ENCUMBRANCES. A substantial portion of NS' properties is subject to liens securing, as of December 31, 1993 and 1992, approximately $125.9 million and $148.5 million of mortgage debt, respectively. In addition, certain equipment is subject to the prior lien of equipment financing obligations amounting to approximately $551.4 million as of December 31, 1993, and $593.7 million at December 31, 1992.

           Many of the tractors utilized in NAVL service are purchased by NAVL from manufacturers and resold to agents and owner-operators under a NAVL-sponsored financing program. At December 31, 1993, NAVL had $27.1 million in such tractor contracts receivable. This program allows NAVL to generate the funds necessary to purchase the tractors and to resell them under favorable financing terms. The equipment is sold under conditional sales contracts with the agents and owner-operators.

           CAPITAL EXPENDITURES. During the five calendar years ended December 31, 1993, NS' capital expenditures for road, equipment and other property were as follows:

                                     Capital Expenditures
                         -------------------------------------------
                           1993     1992     1991     1990     1989
                           ----     ----     ----     ----     ----
                                   (In millions of dollars)
 Transportation property
   Road                  $ 417.9  $ 426.5  $ 395.4  $ 391.5  $ 351.5
   Equipment               240.5    281.3    235.2    295.5    294.3
 Other property             10.8      8.3     82.8      9.9      5.9
                         -------  -------  -------  -------  -------
 Total                   $ 669.2  $ 716.1  $ 713.4* $ 696.9* $ 651.7
                         =======  =======  =======  =======  =======

  * Includes noncash property acquisitions of $54.0 million in 1991 and $27.2 million in 1990.

           NS' capital spending and maintenance programs are and have been designed to assure the Corporation's ability to provide safe, efficient and reliable transportation services. For 1994, NS is planning $634 million of capital spending, of which $627 million will be for railway projects and $7 million for motor carrier property. NS anticipates new equipment financing of approximately $72 million in 1994. Looking further ahead, rail capital spending is likely to increase moderately over the next few years. The proposed construction of a $100 million coal ground storage facility in Isle of Wight County, Va., may affect capital spending in future years. However, because of delays in the permitting process and reduced demand for export coal, any significant spending on this project is not expected until after 1994. In addition to boosting capacity, this new facility should further increase the efficiency of coal transportation service and reduce the need for new coal hopper cars.
A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

           In January 1994, NS spent $71 million for coal reserves (see discussion on page 18).

           ENVIRONMENTAL MATTERS. Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.

           Costs for environmental protection for 1993 were approximately $32.9 million, of which $28.9 million were operating expenses and $4.0 million were capitalized. Such NS expenditures historically have been associated with the cleanup of real estate used for operating and nonoperating purposes, solid/hazardous waste handling and disposal, water pollution control, asbestos removal projects and removal/remediation work related to underground tanks.

           To promote achievement of NS' environmental objectives and to assure continuous improvement in its programs, environmental engineers perform ongoing analyses of all identified sites, and -- after consulting with counsel -- any necessary adjustments to initial liability estimates are recorded (and expensed or capitalized, as appropriate). Evaluations of other sites are ongoing. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives and undertake environmental awareness programs through which NS employees will receive training.

           Certain NS rail subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) which generally imposes joint and several liability for cleanup costs. State agencies also have notified certain NS rail subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.

           For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Although the estimated liability usually is expensed in the year it is recorded, certain expenditures relating to real estate development projects have been capitalized. Claims, if any, against third parties for recovery of remediation costs incurred by NS are reflected as receivables in the balance sheet and not netted against the associated NS liability.

           Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss, and evolving statutory and regulatory standards governing liability.

           The risk of incurring environmental liability -- for acts and omissions, both past and current -- is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks, which NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries have land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS ultimately may bear some financial responsibility, there can be no assurance that NS will not incur liabilities or costs, the amount and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.

           However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which NS is aware.

           At year end, a grand jury investigation was under way regarding possible violations of certain environmental statutes in 1989 at Moberly Yard, Moberly, Mo. A more detailed report of this incident, including information concerning its resolution since year end, is set forth under the heading "Item 3. Legal Proceedings."

           EMPLOYEES.   NS employed an average of 29,304 employees in
1993, compared with an average of 30,135 in 1992. The approximate average cost per employee during 1993 was $39,581 in wages and $18,711 in employee benefits. Approximately 72 percent of these employees are represented by various labor organizations.

           GOVERNMENT REGULATION.   In addition to environmental,
safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the ICC, various state regulatory agencies and the Department of Transportation. The ICC has jurisdiction over many rates, routes, conditions of service, and the extension or abandonment of rail lines. The ICC also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

           The relaxation of economic regulation of the railroads by the ICC, started over a decade ago under the Staggers Rail Act of 1980, has continued. The ICC has recently authorized the partial deregulation of the charges railroads pay for the use of rail cars. Certain transactions and classes of traffic have been exempted from ICC regulation. Those most significant for NS' railroads are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, after approval by the ICC, effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under ICC approved transportation contracts.

           For motor carrier operations conducted by NAVL, the ICC and Department of Transportation remain the principal regulatory entities. The ICC continues to exercise jurisdiction over common carrier rates, the relationship between carriers and owner-operators, and carrier practices relating to the transportation of household goods. The primary focus of the Department of Transportation is on driver qualification and safety standards, including maximum trailer length and width.

           COMPETITION. There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery, and consumer products. Even for raw materials, semi-finished goods, and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

           NS' primary rail competitor is the CSX system, which operates throughout much of the same territory served by NS. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers and shippers who have the additional option of handling their own goods in private carriage. Increasingly, cooperative strategies between railroads (such as the TCSC partnership involving NS and CR, see page 8) and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

           NAVL continues to face vigorous competition due to deregulation and overcapacity in the industry that will keep profits at a modest level. While service remains a key issue, many shippers now place greater emphasis on price. For the RS Division, contract carriage and volume discount programs dominate the corporate relocation segment, and guaranteed price options are common to the individual consumer segment. Contract carriage agreements are also utilized extensively by the HVP Division to meet the service and price requirements of its customers.

Item 3.  Legal Proceedings
- ------   -----------------
           New Orleans, Louisiana - Tank Car Fire. A number of lawsuits have been filed as a result of a tank car fire which occurred in New Orleans, La., on September 9, 1987, and resulted in the evacuation of many residents of the surrounding area. Plaintiffs allege that they were injured and sustained other economic loss when a chemical called butadiene leaked from a tank car under the control of either CSX Transportation, Inc., or New Orleans Terminal Company (a subsidiary of Norfolk Southern Railway) or both. In addition to the rail defendants, defendants in one or more of the suits include the City of New Orleans, the owner of the tank car (General American Transportation Corporation), the loader of the tank car (GATX Terminals Corporation), and the shipper (Mitsui & Co. (USA Inc.)).
The suits, which are pending in the Civil District Court for the parish of Orleans, seek damages ranging from $10,000 to $20,000,000,000. Management, after consulting with its legal counsel, is of the opinion that ultimate liability will not materially affect the consolidated financial position of NS. This matter has been reported previously by Norfolk Southern in Part II, Item 1, of its Form 10-Q Reports for the quarters ending September 30, 1987, and March 31, 1990; and in Part I, Item 3, of its Form 10-K Annual Reports for 1987, 1988, 1989, 1990, 1991 and 1992.

           Moberly, Missouri - Burial of Paint and Solvent. On or about May 16 and May 23, 1991, respectively, certain employees and NW were served with subpoenas duces tecum requiring production of various documents and information, all related to a federal grand jury's investigation of possible violations of certain environmental statutes in 1989 at Moberly Yard, Moberly, Mo. A search warrant also was served on NW at Moberly, and various company records were seized. A second subpoena duces tecum was served on September 19, 1991, concerning the relationship between Norfolk Southern Corporation and NW. The investigation resulted from employees' having buried containers of paint and one container of solvent.

           NW management first learned of the incident in June 1990 from the Missouri Department of Natural Resources ("DNR"). Promptly thereafter, NW initiated appropriate remediation efforts and notified the National Response Center. The burial of paint and solvent violated long-standing NW policy and instructions.

           NW cooperated fully with the DNR; at year end 1993, the grand jury's investigation was continuing. The paint and paint cans (along with the single drum which contained a solvent and appears not to have leaked) and any associated contaminated dirt have been excavated and properly disposed of under the DNR's direction.

           On February 23, 1994, NW settled this matter with the federal and state governments by pleading guilty to a single violation of the federal Resource Conservation and Recovery Act and by making or committing to make penalty and restitution payments of up to $4,400,000. Of that amount, $1.7 million is to purchase equipment for state environmental enforcement purposes and, in line with NW's suggestion, $1.0 million is for the Katy Trail State Park which was damaged severely in the 1993 Missouri River flood. In addition, NW made certain commitments with respect to an organization-wide environmental awareness program.

           Management believes the February 23 settlements conclude this matter and expects to make no further reports about it. This matter has been reported previously by Norfolk Southern in Part II,
Item 1, of its Form 10-Q Report for the quarter ending June 30, 1991, and in Part I, Item 3, of its Form 10-K Annual Reports for 1991 and 1992.


Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ----------------------------------------------------
           There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

Executive Officers of the Registrant.
- -------------------------------------
           Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1994, relating to these officers:

                                     Business Experience during
Name, Age, Present Position                past 5 Years
- ---------------------------     ------------------------------------
David R. Goode, 53,             Present position since September
  Chairman, President and         1992.  Served as President from
  Chief Executive Officer         October 1991 to September 1992,
                                  Executive Vice President-
                                  Administration from January to
                                  October 1991 and prior thereto as
                                  Vice President-Taxation.

John R. Turbyfill, 62,          Present position since June 1993.
  Vice Chairman                   Served prior thereto as Executive
                                  Vice President-Finance.

R. Alan Brogan, 53, Executive   Present position since December
  Vice President-Transportation   1992.  Served as Vice President-
  Logistics and President-North   Quality Management from April
  American Van Lines, Inc.        1991 to December 1992, Vice
                                  President-Material Management and
                                  Property Services from July 1990
                                  to April 1991, and prior thereto
                                  as Vice President-Material
                                  Management.

Paul R. Rudder, 61,             Present position since March
  Executive Vice President-       1990.  Served as Senior Vice
  Operations                      President-Operations from
                                  October 1989 to March 1990, and
                                  prior thereto as Vice President-
                                  Engineering.

John S. Shannon, 63, Executive  Present position since June 1982.
  Vice President-Law

Thomas C. Sheller, 63,          Present position since October
  Executive Vice President-       1991.  Served prior thereto as
  Administration                  Vice President-Personnel and
                                  Labor Relations.

                                     Business Experience during
Name, Age, Present Position                past 5 Years
- ---------------------------     ------------------------------------
D. Henry Watts, 62, Executive   Present position since July 1986.
  Vice President-Marketing

Henry C. Wolf, 51, Executive    Present position since June 1993.
  Vice President-Finance          Served as Vice President-Taxation
                                  from January 1991 to June 1993,
                                  and prior thereto as Assistant
                                  Vice President-Tax Counsel.

Stephen C. Tobias, 49, Senior   Present position since October
  Vice President-Operations       1993.  Served as Vice President-
                                  Strategic Planning from December
                                  1992 to October 1993, Vice
                                  President-Transportation from
                                  October 1989 to December 1992,
                                  and prior thereto as General
                                  Manager-Western Lines.

William B. Bales, 59, Vice      Present position since August 1993.
  President-Coal Marketing        Served prior thereto as Vice
                                  President-Coal and Ore Traffic.

James C. Bishop, Jr., 57,       Present position since August
  Vice President-Law              1989.  Served prior thereto as
                                  Senior General Solicitor.

John F. Corcoran, 53, Vice-     Present position since March 1992.
  President-Public Affairs        Served prior thereto as Assistant
                                  Vice President-Public Affairs.

Thomas L. Finkbiner, 41,        Present position since August 1993.
  Vice President-Intermodal       Served as Senior Assistant Vice
                                  President-International and
                                  Intermodal from April to August
                                  1993, and prior thereto as
                                  Assistant Vice President-
                                  International and Intermodal.

James L. Granum, 57, Vice-      Present position since March 1992.
  President-Public Affairs        Served prior thereto as Assistant
                                  Vice President-Public Affairs.

James A. Hixon, 40, Vice        Present position since June 1993.
  President-Taxation              Served as Assistant Vice
                                  President-Tax Counsel from
                                  January 1991 to June 1993, and
                                  prior thereto as General Tax
                                  Attorney.

                                     Business Experience during
Name, Age, Present Position                past 5 Years
- ---------------------------     ------------------------------------
Harold C. Mauney, Jr., 55,      Present position since December
  Vice President-Quality          1992.  Served as Assistant Vice
  Management                      President-Quality Management from
                                  April 1991 to December 1992, and
                                  prior thereto as General Manager-
                                  Intermodal Transportation
                                  Services.

Donald W. Mayberry, 50,         Present position since October 1987.
  Vice President-Mechanical

James W. McClellan, 54, Vice    Present position since October
  President-Strategic Planning    1993.  Served as Assistant Vice
                                  President-Corporate Planning from
                                  March 1992 to October 1993, and
                                  prior thereto as Director-
                                  Corporate Development.

Kathryn B. McQuade, 37,         Present position since December
  Vice President-Internal Audit   1992.  Served as Director-Income
                                  Tax Administration from May 1991
                                  to December 1992, and prior
                                  thereto as Director-Federal
                                  Income Tax Administration.

Charles W. Moorman, 42, Vice    Present position since October
  President-Information           1993.  Served as Vice President-
  Technology                      Employee Relations from December
                                  1992 to October 1993, Vice
                                  President-Personnel and Labor
                                  Relations from February to
                                  December 1992, Assistant Vice
                                  President-Stations, Terminals and
                                  Transportation Planning from March
                                  1991 to February 1992, Senior
                                  Director Transportation Planning
                                  from March 1990 to March 1991, and
                                  prior thereto as Director,
                                  Transportation Planning.

Phillip R. Ogden, 53, Vice      Present position since December
  President-Engineering           1992.  Served as Assistant Vice
                                  President-Maintenance from
                                  November 1990 to December 1992,
                                  Chief Engineer-Line Maintenance
                                  North from February 1989 to
                                  November 1990, and prior thereto
                                  as Chief Engineer-Program
                                  Maintenance.

                                     Business Experience during
Name, Age, Present Position                past 5 Years
- ---------------------------     ------------------------------------
L. I. Prillaman, Jr., 50,       Present position since December
  Vice President-Properties       1992.  Served as Vice President
                                  and Controller from May 1988 to
                                  December 1992 and prior thereto
                                  as Vice President-Accounting.

Magda A. Ratajski, 43, Vice     Present position since July 1984.
  President-Public Relations

John P. Rathbone, 42, Vice      Present position since December
  President and Controller        1992.  Served as Assistant Vice
                                  President-Internal Audit from
                                  January 1990 to December 1992,
                                  and prior thereto as Director-
                                  Internal Audit.

William J. Romig, 49, Vice      Present position since April 1992.
  President and Treasurer         Served prior thereto as Assistant
                                  Vice President-Finance.

Donald W. Seale, 41, Vice       Present position since August 1993.
  President-Merchandise           Served as Assistant Vice
  Marketing                       President-Sales and Service from
                                  May 1992 to August 1993, Director-
                                  Metals, Waste and Construction
                                  from March 1990 to May 1992, and
                                  prior thereto as Director-
                                  Marketing Development.

Powell F. Sigmon, 54, Vice      Present position since October
  President-Safety, Environ-      1993.  Served as Assistant Vice
  mental and Research             President-Mechanical (Car) from
  Development                     January 1991 to October 1993, and
                                  prior thereto as General Manager-
                                  Mechanical Facilities.

Donald E. Middleton, 63,        Present position since June 1982.
  Corporate Secretary

                                 PART II


Item 5.  Market for Registrant's Common Stock and Related
- -------  ------------------------------------------------
         Stockholder Matters.
         -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION

The common stock of Norfolk Southern Corporation, owned by 51,884 stockholders of record as of December 31, 1993, is traded on the New York Stock Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 1993 and 1992.

                                      Quarter
                      --------------------------------------
   1993                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 66-5/8  $ 66-3/8  $ 69-7/8  $ 72-3/8
  Low                   59-5/8    59-1/4    61-1/2    64-5/8
Dividends per share      $0.45     $0.45     $0.48     $0.48


   1992                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 61-7/8  $ 67-1/2  $     65  $ 64-1/2
  Low                   55-1/2    57-1/8    53-1/4    53-5/8
Dividends per share      $0.45     $0.45     $0.45     $0.45

Item 6.  Selected Financial Data.
- -------  -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        TEN YEAR FINANCIAL REVIEW
                               1989 - 1993
                                Page One

                        1993(1)   1992      1991(2)   1990      1989
                        ----      ----      ----      ----      ----
                      (In millions of dollars except per share amounts)
RESULTS OF OPERATIONS:
Transportation
 operating revenues   $4,460.1  $4,606.6  $4,451.3  $4,617.0  $4,536.0
Transportation
 operating expenses    3,599.7   3,720.1   4,339.3   3,808.9   3,710.8
                      --------  --------  --------  --------  --------
   Income from
     operations          860.4     886.5     112.0     808.1     825.2
Other income - net       136.8      97.8     131.3     145.3     158.2
Interest expense
 on debt                  98.6     109.0      99.7      78.0      50.7
                      --------  --------  --------  --------  --------
   Income before
     income taxes        898.6     875.3     143.6     875.4     932.7

Provision for
 income taxes            349.9     317.6     113.9     319.3     326.5
                      --------  --------  --------  --------  --------
Income before
 accounting changes      548.7     557.7      29.7     556.1     606.2
Cumulative effect of
 accounting changes      223.3     --        --        --        --
                      --------  --------  --------  --------  --------
   Net income         $  772.0  $  557.7  $   29.7  $  556.1  $  606.2
                      ========  ========  ========  ========  ========

PER SHARE DATA:
Earnings before
 accounting changes      $3.94     $3.94     $0.20     $3.43     $3.48
Earnings                 $5.54     $3.94     $0.20     $3.43     $3.48
Dividends                $1.86     $1.80     $1.60     $1.52     $1.38
Stockholders'
 equity at
 year end               $33.36    $30.16    $28.64    $31.57    $30.44

FINANCIAL POSITION:
Total assets         $10,519.8 $10,400.5 $10,148.1 $10,523.0 $10,244.3
Total long-term debt,
 including current
 maturities           $1,595.2  $1,648.9  $1,389.2  $1,125.2    $841.1
Stockholders' equity  $4,620.7  $4,232.6  $4,093.4  $4,911.9  $5,168.6

- -------  -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        TEN YEAR FINANCIAL REVIEW
                               1989 - 1993
                                Page Two

                        1993(1)   1992      1991(2)   1990      1989
                        ----      ----      ----      ----      ----
                      (In millions of dollars except per share amounts)
OTHER:
Capital expenditures    $669.2    $716.1    $713.4*   $696.9*   $651.7

Average number of
 shares outstanding
 (thousands)           139,414   141,459   147,759   162,095   174,370

Number of stockholders
 at year end            51,884    51,200    53,725    56,187    61,630

Average number
 of employees:
  Rail                  25,531    25,650    27,366    28,697    29,667
  Nonrail                3,773     4,485     4,586     4,584     4,645
                      --------  --------  --------  --------  --------
   Total                29,304    30,135    31,952    33,281    34,312
                      ========  ========  ========  ========  ========

(1) 1993's results include a $54.1 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate retroactive to January 1, 1993, which reduced net income by $54.1 million, or $0.39 per share (see Note 2 on page 70).
    1993's transportation operating expenses include a $50.3 million motor carrier restructuring charge for the disposition of two
    North American Van Lines, Inc. (NAVL), businesses (see Note 3 on page 74). The cumulative effect of accounting changes (see Note 1 on page 68) increased 1993's earnings per share by $1.60.

(2) 1991's transportation operating expenses include a $680 million special charge, primarily comprised of costs for labor force reductions and the write-down of the goodwill portion of NS' investment in NAVL. This charge reduced net income by $498 million or $3.37 per share (see Note 15 on page 85).


*Includes noncash property acquisitions of $54 million in 1991 and $27.2 million in 1990.

- -------  -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        TEN YEAR FINANCIAL REVIEW
                               1984 - 1988
                                Page One

                        1988      1987(3)   1986      1985(4)   1984
                        ----      ----      ----      ----      ----
                      (In millions of dollars except per share amounts)
RESULTS OF OPERATIONS:
Transportation
 operating revenues   $4,461.6  $4,112.8  $4,076.4  $3,825.1  $3,524.6
Transportation
 operating expenses    3,516.3   4,007.7   3,374.4   3,106.1   2,790.6
                      --------  --------  --------  --------  --------
   Income from
     operations          945.3     105.1     702.0     719.0     734.0
Other income - net       108.4     232.9     215.8     171.7     173.5
Interest expense
 on debt                  53.1      58.5      61.8      68.5      68.3
                      --------  --------  --------  --------  --------
   Income before
     income taxes      1,000.6     279.5     856.0     822.2     839.2

Provision for
 income taxes            365.5     107.1     337.3     322.0     357.0
                      --------  --------  --------  --------  --------
Income before
 accounting changes      635.1     172.4     518.7     500.2     482.2

Cumulative effect of
 accounting changes       --        --        --        --        --
                      --------  --------  --------  --------  --------
   Net income         $  635.1  $  172.4  $  518.7  $  500.2  $  482.2
                      ========  ========  ========  ========  ========
PER SHARE DATA:
Earnings                 $3.51     $0.91     $2.74     $2.65     $2.55
Dividends                $1.26     $1.20 $1.13-1/3 $1.13-1/3 $1.06-2/3
Stockholders'
 equity at
 year end               $28.74    $26.48    $26.78    $25.20    $23.69

FINANCIAL POSITION:
Total assets         $10,059.1  $9,831.6  $9,752.4  $9,768.6  $8,660.9
Total long-term debt,
 including current
 maturities             $780.9    $795.0    $891.3    $941.0    $961.2
Stockholders' equity  $5,152.6  $4,979.4  $5,070.8  $4,761.5  $4,472.6

- -------  -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        TEN YEAR FINANCIAL REVIEW
                               1984 - 1988
                                Page Two

                        1988      1987(3)   1986      1985(4)   1984
                        ----      ----      ----      ----      ----
                       (In millions of dollars except per share amounts)
OTHER:
Capital expenditures    $528.8    $562.9    $698.4    $738.6    $473.6

Average number of
 shares outstanding
 (thousands)           181,038   189,464   189,217   188,867   188,795

Number of stockholders
 at year end            64,974    68,121    65,832    71,325    74,723

Average number
 of employees:
  Rail                  30,330    32,563    34,857    36,415    37,476
  Nonrail                4,209     3,539     3,440     3,379       522
                      --------  --------  --------  --------  --------
   Total                34,539    36,102    38,297    39,794    37,998
                      ========  ========  ========  ========  ========

(3) 1987's transportation operating expenses include a $620 million special charge, principally related to railroad restructuring costs. This charge reduced net income by $352 million, or $1.86 per share.

(4) Includes NAVL from the acquisition date of June 21, 1985.


All per share amounts have been restated to reflect the March 6, 1987, 3-for-1 stock split.

Item 7.  Management's Discussion and Analysis of Financial
- -------  -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

           See pages 48 - 61 for "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data.
- -------  -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)

                                   Three Months Ended
                      ---------------------------------------------
                       March 31    June 30   Sept. 30    Dec. 31
                       --------    -------   --------    -------
                    (In millions of dollars except per share amounts)
     1993 *
Transportation
 operating revenues    $1,115.5   $1,170.4   $1,088.9   $1,085.3
Income from operations    193.6      190.8      225.4      250.6
Income before
 accounting changes       138.9      155.2       95.2      159.4
Net income                362.2      155.2       95.2      159.4
Earnings per share
 before accounting
 changes                   0.99       1.11       0.69       1.15
Earnings per share
 after accounting
 changes               $   2.59   $   1.11   $   0.69   $   1.15

     1992
Transportation
 operating revenues    $1,098.2   $1,146.9   $1,188.2   $1,173.3
Income from operations    212.7      230.0      236.4      207.4
Net income                138.7      145.0      145.8      128.2
Earnings per share     $   0.97   $   1.03   $   1.03   $   0.91

* 1993's results include implementation of required accounting changes (see Note 1 on page 68) which resulted in a $223.8 million, or $1.60 per share, increase in first quarter net income
  (originally reported as $1.59 per share due to more shares outstanding, see Note 14 on page 85). Additionally, 1993's results include the effect of a 1% increase in the federal income tax rate which resulted in a $54.1 million, or $0.39 per share, decrease in net income, principally reflected in the third quarter (see Note 2 on page 70).

- -------  -------------------------------------------

           The Index to Financial Statement Schedules appears in
Item 14 on page 42.

           The financial statements and related documents for Norfolk Southern Corporation and Subsidiaries are as follows:

                    Index to Financial Statements:          Page
                    -----------------------------           ----
          Consolidated Statements of Income
            Years ended December 31, 1993, 1992 and 1991    62-63

          Consolidated Balance Sheets
            As of December 31, 1993 and 1992                   64

          Consolidated Statements of Cash Flows
            Years ended December 31, 1993, 1992 and 1991    65-66

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1993, 1992 and 1991                   67

          Notes to Consolidated Financial Statements        68-87

          Independent Auditors' Report                         88


Item 9.  Changes in and Disagreements with Accountants on Accounting
- -------  -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------
           None.

                                PART III


Item 10. Directors and Executive Officers of the Registrant.
- -------  --------------------------------------------------
Item 11. Executive Compensation.
- -------  ----------------------
Item 12. Security Ownership of Certain Beneficial Owners
- -------  -----------------------------------------------
         and Management.
         --------------
      and
Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------

           In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated
April 4, 1994, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 1994, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I beginning on page 30 under "Executive Officers of the Registrant."

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
- -------  -------------------------------------------------------
         Form 8-K.
         --------
(a)   The following documents are filed as part of this report:

      1.  Financial Statement Schedules:

             The following consolidated financial statement schedules should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedules    Page
          ---------------------------------------------------    ----
          Schedule V - Property, Plant and Equipment               89
          Schedule VI - Accumulated Depreciation, Depletion
            and Amortization of Property, Plant and Equipment      90
          Schedule VII - Guarantees of Securities of Other
            Issuers                                                91
          Schedule VIII - Valuation and Qualifying Accounts     92-93
          Schedule IX - Short-Term Borrowings                      94
          Schedule X - Supplementary Income Statement
            Information                                            95

             Schedules other than those listed above are omitted for the reasons that they are not required, are not applicable or the information is included in the consolidated financial statements or related notes.

      2.  Exhibits

Exhibit
Number                        Description
- -------    -------------------------------------------------
  3        Articles of Incorporation and Bylaws -

   3(a) The Restated Articles of Incorporation of Norfolk Southern are incorporated herein by reference from Exhibit 1 of Norfolk Southern's Form 10-Q report for the quarter ended September 30, 1989.

   3(b)    The Bylaws of Norfolk Southern, as last amended
           January 25, 1994, are incorporated herein by reference from Exhibit 4 of Norfolk Southern's
           Registration Statement on Form S-8, filed electronically on January 26, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
- -------  -------------------------------------------------------
         Form 8-K. (continued)
         --------

Exhibit
Number                        Description
- -------    -------------------------------------------------
  4        Instruments Defining the Rights of Security
             Holders, Including Indentures -

           In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

 10        Material Contracts -

           (a) The Agreement of Merger and Reorganization dated as of July 31, 1980, among NWS Enterprises, Inc. (name changed to Norfolk Southern Corporation by Certificate of Amendment issued by the State Corporation Commission of Virginia on November 2,
           1981), NW, Norfolk and Western Railroad Company of Virginia, Southern Railway Company (name changed to Norfolk Southern Railway Company by Certificate of Amendment issued by the State Corporation Commission of Virginia as of December 31, 1990), and Southern Railroad Company of Virginia and the related Plans of Merger (Exhibits B and C to the Agreement) are incorporated herein by reference from Appendix A to NW's and Southern's definitive Proxy Statements dated October 1, 1980, for NW's and Southern's Special Meetings of Stockholders held on November 7, 1980.

           (b)  The lease between The Cincinnati, New
           Orleans and Texas Pacific Railway Company, a subsidiary of Norfolk Southern Railway, as lessee, and the Trustees of the Cincinnati Southern Railway, as lessor, dated as of October 11, 1881, is incorporated herein by reference from Exhibit 5 of Southern's 1980 Annual Report on Form 10-K.
           The Supplementary Agreement to the lease, dated as of January 1, 1987, is incorporated herein by reference from Exhibit 10(b) of Southern's 1987 Annual Report on Form 10-K.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
- -------  -------------------------------------------------------
         Form 8-K. (continued)
         --------

Exhibit
Number                        Description
- -------    -------------------------------------------------
           (c)  The lease between The North Carolina
           Railroad Company, as lessor, and Norfolk Southern Railway, as lessee, dated as of January 1, 1896, is incorporated herein by reference from Exhibit 6 of Southern's 1980 Annual Report on Form 10-K.

           (d)  The lease between Atlantic and North
           Carolina Railroad Company (The North Carolina Railroad Company, successor by merger, September
           29, 1989), as lessor, and Atlantic and East Carolina Railway Company, a subsidiary of Norfolk Southern Railway, as lessee, dated as of April 20, 1939, is incorporated herein by reference from Exhibit 7 of Southern's 1980 Annual Report on Form 10-K.

           Management Compensation Plans
           -----------------------------
           (e)  The Norfolk Southern Corporation
           Management Incentive Plan is incorporated herein by reference from Exhibit 10(h) of Norfolk
           Southern's 1987 Annual Report on Form 10-K.

           (f) The Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference from Appendix A to Norfolk Southern's definitive Proxy Statement dated April 3, 1989, for the Norfolk Southern Annual Meeting of Stockholders held May 11, 1989.

           (g)  A copy of the Norfolk Southern Corporation
           Officers' Deferred Compensation Plan as amended effective January 1, 1994.

           (h)  A copy of the Directors' Deferred Fee Plan of
           Norfolk Southern Corporation as amended effective
           January 1, 1994.

           (i) The Norfolk Southern Corporation Directors' Restricted Stock Plan effective January 26, 1994, is incorporated herein by reference from Exhibit 99 to Norfolk Southern's Form S-8 filed electronically on January 26, 1994.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
- -------  -------------------------------------------------------
         Form 8-K. (continued)
         --------

Exhibit
Number                        Description
- -------    -------------------------------------------------
           (j)  The Excess Benefit Plan of Norfolk
           Southern Corporation and Participating Subsidiary Companies is incorporated herein by reference from Exhibit 10(k) of Norfolk Southern's 1988 Annual Report on Form 10-K.

           (k)  The Directors' Pension Plan of Norfolk
           Southern Corporation is incorporated herein by reference from Exhibit 10(l) of Norfolk
           Southern's 1989 Annual Report on Form 10-K.

 11        Computation of Earnings Per Share

 12        Computation of Ratio of Earnings to Fixed Charges

 21        Subsidiaries of the Registrant.

 23        Consents of Experts and Counsel -

           Consent of Independent Auditors.



(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed for the three months ended December 31, 1993.

(c)   Exhibits.

      The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)2 are filed herewith or incorporated herein by reference.

(d)   Financial Statement Schedules.

      Financial statement schedules and separate financial statements specified by this Item are included in
      Item 14(a)1 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------
         Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and John S. Shannon, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and John S. Shannon, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1994.


                                   NORFOLK SOUTHERN CORPORATION


                         By   /s/ David R. Goode
                             -----------------------------------------
                             (David R. Goode, Chairman, President and
                                     Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of March, 1994, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

         Signature                            Title
         ---------                            -----

/s/ David R. Goode
- ------------------------------     Chairman, President and Chief
   (David R. Goode)                  Executive Officer and Director
                                   (Principal Executive Officer)

/s/ Henry C. Wolf
- ------------------------------     Executive Vice President-Finance
   (Henry C. Wolf)                 (Principal Financial Officer)


/s/ John P. Rathbone
- ------------------------------     Vice President and Controller
   (John P. Rathbone)              (Principal Accounting Officer)


/s/ Gerald L. Baliles
- ------------------------------               Director
   (Gerald L. Baliles)

         Signature                            Title
         ---------                            -----


/s/ Gene R. Carter
- ------------------------------               Director
   (Gene R. Carter)


/s/ L. E. Coleman
- ------------------------------               Director
   (L. E. Coleman)



- ------------------------------               Director
   (William J. Crowe, Jr.)


/s/ T. Marshall Hahn, Jr.
- ------------------------------               Director
   (T. Marshall Hahn, Jr.)


/s/ Landon Hilliard
- ------------------------------               Director
   (Landon Hilliard)


/s/ E. B. Leisenring, Jr.
- ------------------------------               Director
   (E. B. Leisenring, Jr.)


/s/ Arnold B. McKinnon
- ------------------------------               Director
   (Arnold B. McKinnon)


/s/ Robert E. McNair
- ------------------------------               Director
   (Robert E. McNair)


/s/ Jane Margaret O'Brien
- ------------------------------               Director
   (Jane Margaret O'Brien)


/s/ Harold W. Pote
- ------------------------------               Director
   (Harold W. Pote)

                                (ITEM 7)
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 62 and the Ten-Year Financial Review on page 35. The Condensed Summary provides a brief overview of results of operations, and the text beginning under "Results of Operations" is a more detailed analytical discussion.

CONDENSED SUMMARY OF RESULTS OF OPERATIONS

1993 Compared with 1992
- -----------------------
   Net income was $772.0 million in 1993, a substantial increase over the $557.7 million reported in 1992. Earnings per share were $5.54 compared with $3.94 in 1992. Results for 1993 were significantly affected by required accounting changes (see Note 1 on page 68) and by an increase in the federal income tax rate (see Note 2 on page 70). Excluding the impact of the accounting changes and the federal tax rate increase related to prior years, 1993 earnings would have been $594.9 million, or $4.27 per share, a $37.2 million, or 7%, increase over 1992. Total transportation operating revenues decreased 3%, compared with 1992. Railway operating revenues declined 1%, primarily as a result of lower coal traffic levels and a reduced share of certain intermodal revenues after formation of a partnership with Consolidated Rail Corporation (Conrail). Motor carrier operating revenues declined 14%, due to a restructuring of NAVL (see Note 3 on page 74), which resulted in the disposition of two of its businesses. Total transportation operating expenses declined 3%, largely a result of the restructuring of NAVL. Nonoperating income reflected in the Consolidated Statements of Income as "Other income-net" rose $39.0 million due principally to gains from property and stock sales (see Note 4 on page 74).

1992 Compared with 1991
- -----------------------
   Net income was $557.7 million in 1992, a significant increase over the $29.7 million reported in 1991. Earnings per share were $3.94, compared with $0.20 in 1991. Earnings in 1991 were adversely affected by a $680 million special charge. Excluding the impact of the special charge in 1991, 1992 earnings increased by $30.3 million, or 6%, compared with 1991. Total transportation operating revenues were up 3%, compared with 1991; railway operating revenues were up 3% despite a decline in coal traffic, and motor carrier operating revenues increased 4%. Total railway operating expenses were down less than half of 1%, compared with 1991 (excluding the special charge). Motor carrier operating expenses increased 9% and resulted in an operating loss of $39.7 million. Nonoperating income declined $33.5 million, reflecting lower interest income on less cash available to invest, lower interest rates and reduced gains on investment-related transactions (see Note 4 on page 74). Interest expense on debt was up 9% due to new debt issues (see Note 8 on page 76).

RESULTS OF OPERATIONS

Railway Operating Revenues
- --------------------------
   Railway operating revenues were $3.75 billion in 1993, compared with $3.78 billion in 1992 and $3.65 billion in 1991. The following table presents a three-year comparison of revenues by market group and reflects (in Intermodal) the effect of the formation in April 1993 of Triple Crown Services Company (TCSC), a partnership between NS and Conrail subsidiaries. This partnership provides RoadRailer(RT) and domestic container services previously offered by a wholly owned NS subsidiary. Because NS owns only 50% of TCSC, its revenues are not consolidated, and NS' intermodal revenues include only revenues for rail service provided by NS to the partnership. Excluding this partnership effect, intermodal revenues would have increased 10%, and total railway operating revenues would have increased 1%.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                        (In millions of dollars)

                                1993       1992       1991
                              --------   --------   --------
Coal                          $1,213.3   $1,296.0   $1,330.3
Paper/forest                     502.7      499.5      476.1
Chemicals                        472.9      471.7      449.7
Automotive                       429.5      401.5      325.9
Agriculture                      319.7      301.4      293.6
Metals/construction              296.1      276.3      274.0
Intermodal                       390.2      408.9      380.6
                              --------   --------   --------
     Freight revenues          3,624.4    3,655.3    3,530.2
Other, principally switching
   and demurrage                 121.5      121.7      123.8
                              --------   --------   --------
     Total                    $3,745.9   $3,777.0   $3,654.0
                              ========   ========   ========

   Most NS rail traffic, particularly coal traffic, moves under contractually negotiated rates as opposed to the typically higher regulated tariff rates. In 1993, 91% of NS origin coal moved under contract, compared with 88% in 1992 and 90% in 1991.

                    RAILWAY REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                        (In millions of dollars)

                                  1993 vs. 1992    1992 vs. 1991
                                  -------------    -------------
     Traffic volume (carloads)       $ 68.3           $102.3
     Revenue per unit/mix             (99.4)            20.7
                                     ------           ------
          Total                      $(31.1)          $123.0
                                     ======           ======

   Traffic volume increased for all market groups except coal. The large reduction in revenue per unit/mix was due principally to the effect of the TCSC partnership described above. The remaining reduction in the average revenue per car was largely due to new business that was short-haul and lowered the overall average.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   COAL (which includes coke and iron ore) traffic volume in 1993 decreased 6%, and revenues, which represented 32% of total railway operating revenues, were down 6% from 1992. Coal accounted for about 97% of this market group's volume, and 95% of coal shipments originated on NS' lines. As shown in the following table, small tonnage gains in utility and steel coal were more than offset by declines in export coal, down 22%, compared with 1992.

                         ORIGINATED COAL TONNAGE
                          (In millions of tons)

                                      1993   1992    1991
                                      ----   ----    ----
               Export                 25.3   32.3    35.3
               Utility                55.6   55.3    56.4
               Steel                  20.1   19.1    16.6
               Other                   8.8    8.8     8.5
                                     -----  -----   -----
                    Total            109.8  115.5   116.8
                                     =====  =====   =====

   The export coal market continues to be weak. The recession in Europe deepened as the year progressed. Additionally, stockpiles remain at high levels in the United Kingdom, and two Italian coal-fired generating stations that closed in 1992 remained closed for all of 1993. The UMWA strike, which was settled in December 1993, also had an adverse effect on the export market, as some U.S. producers deferred export shipments to take advantage of higher domestic spot market prices. Although the strike was not widespread at mines served by NS, it idled four operations that are heavily oriented toward export shipments.
   NS' export coal business is expected to remain somewhat depressed in 1994. Expanded coal output and export capacity by foreign producers may make this market very competitive, especially for steam coal. Export coal opportunities for NS are expected to continue to be greatest in Europe, and moderate growth is expected over the next five-year period.
   In contrast to the export market, domestic coal remained steady. Extended periods of warmer-than-usual temperatures in the Southeast resulted in increased business for a number of utility customers. NS was able to provide coal service to some whose customary carriers were adversely affected by flooding in the Midwest and the UMWA strike. NS continued to do well in domestic steel markets, especially in the Midwest. While total volumes in the domestic steel market remained relatively flat, compared with 1992, NS was able to increase its market share.
   The outlook for domestic NS coal traffic remains promising. New movements of western coal to an eastern utility began late in 1993 and are expected to reach 3 million tons in 1994 and to grow to nearly 7 million tons annually in the next few years. Changes in emissions regulations for sulfur dioxide included in the Clean Air Act Amendments of 1990 may increase NS utility traffic.
   Coal volume in 1992 decreased 2%, compared with 1991, and revenues were down 3% from 1991. Traffic volume in 1991 represented NS' second best year since the 1982 consolidation. As shown in the table above, NS had mixed results in 1992 in the four basic coal market segments it serves. The largest decline in coal tonnage was in export coal, down 8%, compared with 1991. Beginning in 1992, the European economies slumped badly, reducing demand for U.S. coal in both steel and electricity production. Domestic utility tonnages showed the second greatest decline, 2% below 1991, reflecting weakness in the overall economy and unusually mild weather in NS' service region. On the positive side, coal traffic to domestic steel companies in 1992 showed improvement. Compared with 1991, tonnage increased 15%, and NS increased its market share.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   MERCHANDISE TRAFFIC volume in 1993 increased 6%, and revenues (excluding, for comparative purposes, the effect of the TCSC partnership with Conrail) increased by $104.6 million, or 5%, compared with 1992. Merchandise carloads handled in 1993 were 2.8 million, compared with 2.7 million in 1992. Despite the slow economic recovery, all six market groups comprising merchandise traffic showed revenue improvement over 1992. The largest gains were in intermodal, up $34.1 million, or 10% (excluding the TCSC effect); automotive, up $28.0 million, or 7%; and metals/construction, up $19.8 million, or 7%.
   PAPER/FOREST traffic was about even with 1992, and revenues increased 1%. Weak domestic and overseas demand for paper depressed NS' shipments for much of the year. Lumber, however, posted a solid 4% revenue gain due to a strong recovery in housing construction. Moderate growth, somewhat higher than industry production, is expected over the next few years due to growth in market share.
   CHEMICALS traffic rose 4% over 1992; however, revenues increased less than 1% due to a change in the mix of traffic. There were solid gains in general chemicals and plastics, but this was offset by weakness in movements of export fertilizer due to sluggish conditions overseas. Stronger growth is expected in 1994 and beyond, paced by additional rail-truck distribution facilities for bulk chemicals. While environmental concerns could adversely affect production of pesticides and chlorine, increased environmental awareness is likely to have a positive impact on movements of recyclables, hazardous wastes and alternative fuels such as ethanol.
   AUTOMOTIVE traffic rose 8%, and revenues increased 7%, compared with 1992. The gain was due to strong demand for vehicles produced at plants served by NS. NS' largest customer, Ford Motor Company, produced the top-selling automobile and truck in 1993. In addition, NS benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Oh. Successful marketing efforts, such as an innovative program with GM for just-in-time movement of auto parts, also contributed to the higher traffic levels. Further growth in automotive traffic is expected in 1994 and beyond, as U.S. automotive production is anticipated to increase for the next few years. From 1994 to 1997, operations will begin at three new or expanded automotive assembly plants located on NS' lines: the second Toyota plant at Georgetown, Ky., in 1994; BMW at Greer, S.C., in 1995; and Mercedes-Benz at Tuscaloosa, Al., in 1997. The retooling of GM's Wentzville, Mo., and Doraville, Ga., plants for van production should also increase traffic.
   AGRICULTURE traffic rose 4%, and revenues increased 6%, compared with 1992. In the early part of the year, NS benefited from a record harvest that continued well into 1993. During the summer, the flood in the Midwest diverted traffic to rail that formerly moved by barge. In the fall, good crop conditions in NS' sourcing areas and poor conditions elsewhere produced strong NS traffic gains. Although the special conditions present during 1993 are not likely to recur in 1994, a small increase in agriculture revenues is expected, driven by growth in poultry production in the Southeast, a prime NS feed grain market.
   METALS/CONSTRUCTION traffic rose 9%, and revenues increased 7%, compared with 1992. Most of the revenue gain was in shipments of iron and steel; strong industry production and new plants located on NS' lines boosted revenue $10 million. Shipments of construction commodities were also strong due to a recovery in housing. Further gains are expected over the next few years, as NS has initiatives under way intended to win back truck business in aluminum, and several new movements of municipal solid waste are expected.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   INTERMODAL traffic rose 9%, and revenues (adjusted for the effect of the TCSC partnership) increased 10%, compared with 1992. Intermodal revenue growth in 1993 was led by a 21% increase in Triple Crown(RT) activity due to strong automotive shipments and expansion of service to the Northeast. Container revenues were up 6%, a smaller increase than previous years, reflecting reduced international traffic caused by continuing recessions in Europe and Japan. Trailer revenues were up 11%, boosted by gains from haulage arrangements with truckload carriers. Strong growth in intermodal traffic is expected in 1994 and for the next several years. TCSC should continue to grow as it expands to serve additional markets. Container traffic is expected to improve as recoveries overseas produce steady growth in international shipments. Trailer business also is expected to grow, as leading truckload carriers, such as Schneider National and J.B. Hunt, use rail for the long-haul portion of their shipments.
   During 1992, all six merchandise market groups showed improvement over 1991. Traffic volume increased 6% and revenues increased $159.4 million, or 7%. The largest revenue increases were in the automotive group, up $75.6 million, or 23%, over a weak 1991. The intermodal group was up $28.3 million, or 7%, over 1991, and the paper/forest and chemicals groups each reported 5% revenue gains.
   The growth in the automotive group was the result of a national rise in automobile production, especially increased production of popular models at plants which NS serves. All segments of intermodal traffic showed growth during 1992. Triple Crown(RT) (now TCSC), the fastest growing segment, which accounted for 24% of intermodal traffic, began a new domestic container service in the eastern part of the NS system, in addition to its RoadRailer(RT) business. Paper/forest revenues improved as the result of increased housing starts and greater paper production. Chemical revenues were higher because of a general recovery in chemical production over the recessionary levels of 1991.

Transportation Operating Expenses
- ---------------------------------
   Transportation operating expenses decreased 3% in 1993, compared with 1992, and decreased 14% in 1992, compared with 1991. Included in 1993's expenses was a $50.3 million charge for restructuring NAVL's operations (see motor carrier discussion on page 55). Included in 1991's expenses was a $680.0 million special charge discussed below. Excluding the 1993 restructuring charge and the 1991 special charge, transportation operating expenses decreased 5% in 1993, compared with 1992, and increased 2% in 1992, compared with 1991.
   SPECIAL CHARGE IN 1991 (see Note 15 on page 85): By the end of 1991, after several years of negotiations and a brief nationwide strike, new rail labor agreements were in place that allowed NS to begin operating trains with reduced crew sizes. The agreements also provide for future crew size reductions. To achieve the reductions in employment and other labor savings permitted by the new agreement, NS recorded a special charge that included $450 million to cover the cost of future separation payments, protective payments and amounts to buy out productivity funds.
   The special charge, which totalled $680 million, also included $187 million to write down the goodwill portion of NS' investment in NAVL and a $43 million write-down of certain properties to be sold or abandoned.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   The following table compares, on a year-to-year basis, railway operating expenses summarized by major classifications. The special charge also is summarized, as well as comparative railway operating expenses, excluding the special charge.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                        (In millions of dollars)
                                                       Excluding
                                                        Special
                                                        Charge
                                                       ---------
                          1993     1992 vs.   Special    1992
                           vs.     1991 As    Charge      vs.
                          1992     Reported   in 1991    1991
                         --------  --------   -------  ---------
Compensation and
   benefits              $  11.3   $(482.3)    $ 450    $ (32.3)
Materials, services
   and rents               (44.1)     61.0                 61.0
Depreciation                22.2     (18.1)       33       14.9
Diesel fuel                 (3.2)    (10.3)               (10.3)
Casualties and
   other claims             (1.9)    (34.6)               (34.6)
Other                       (4.5)    (10.1)               (10.1)
                         -------   -------     -----    -------
     Total               $ (20.2)  $(494.4)    $ 483    $ (11.4)
                         =======   =======     =====    =======

   The narrative expense analysis presented in the following paragraphs focuses on the major factors contributing to changes in railway operating expenses, excluding the effects of the 1991 special charge discussed above and in Note 15 on page 85.
   COMPENSATION AND BENEFITS, which includes salaries, wages and fringe benefits, represents about half of total railway operating expenses and increased 1% in 1993, compared with 1992, and declined 2% in 1992, compared with 1991. The higher expenses in 1993 were mainly due to accruals for postretirement and postemployment benefits which were previously accounted for on a pay-as-you-go basis (see "Required Accounting Changes" in Note 1 on page 68) and higher costs for stock-based compensation plans. A voluntary early retirement program was completed in 1993, which resulted in a $42.4 million charge in compensation and benefits expense (see Note 11 on page 80). Also in 1993, a $46 million credit was recorded in compensation and benefits, reflecting a partial reversal of the 1991 special charge (see Note 15 on page 85). Labor expenses were favorably affected by a lower average train crew size, which was 2.6 in 1993, a moderate decline compared with 1992.
   The lower expenses in 1992, compared with 1991, were mainly due to savings associated with reduced train crew sizes. The average train crew size in 1992 was 2.7 compared with 3.5 in 1991.
   MATERIALS, SERVICES AND RENTS consists of items used for maintenance of road (rail line and related structures) and equipment (locomotives and freight cars); equipment rents representing the cost to NS of using freight equipment owned by other railroads or private owners, less the rent paid to NS for the use of its equipment; and the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads. This category had the largest decrease in 1993, compared with 1992, down 6%, but was up 10% in 1992, compared with 1991. The decrease in 1993 was largely due to the absence of certain expenses which,

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


subsequent to March 31, 1993, were incurred by TCSC (see discussion on page 48). The increase in 1992 largely was a result of that year's greatly expanded equipment maintenance program. Also contributing to the 1992 increase were higher roadway maintenance activity, increased gross ton miles, and accruals related to a lease with Canadian National Railway.
   DEPRECIATION expense (see Note 1 "Properties" on page 68 for NS' depreciation policy) was up 7% in 1993, compared with 1992, and up 5% in 1992, compared with 1991. The increases in both periods were due to property additions, reflecting substantial levels of capital spending during the three-year period ended December 31, 1993.
   DIESEL FUEL costs declined 2% in 1993, compared with 1992, and declined 5% in 1992, compared with 1991. NS consumes substantial quantities of diesel fuel; therefore, changes in price per gallon or consumption have a significant impact on the cost of providing transportation services. The lower costs in 1993 were due to a lower price per gallon, offset in part by a 2% increase in consumption related to the 3% increase in gross ton miles. Expenses declined in 1992, compared with 1991, mainly due to a lower price per gallon offset partially by increased consumption.
   CASUALTIES AND OTHER CLAIMS (which includes insurance costs, estimates of costs related to personal injury, property damage and environmental-related costs) declined 2% in 1993, compared with 1992, and decreased 22% in 1992, compared with 1991. By far the largest component, personal injury expenses, which relate primarily to the cost of on-the-job employee injuries, has shown favorable trends since 1990, reflecting both success in reducing accidental employee injuries and effective claims handling. Unfortunately, the favorable trend in accidental injury claims has been more than offset by increased costs of nonaccidental "occupational" claims.
   The rail industry remains uniquely susceptible to both accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law provides the sole basis for compensating railroad employees who sustain job-related injuries. Under the FELA, claimants unable to reach an agreement with the railroad concerning compensation may file a civil suit to recover damages. In most cases, a jury must then determine whether the claimant is entitled to any damages and, if so, the amount. The system produces results that are unpredictable, inconsistent and frequently unfair, at a cost to the rail industry that is two or three times greater than the no-fault workers' compensation systems to which nonrail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation act.
   OTHER expenses decreased 3% in 1993, compared with 1992, and 7% in 1992, compared with 1991. These decreases were largely the result of favorable settlements of issues related to property and other state taxes.
   The NS railway operating ratio (the percentage of railway operating revenues consumed by railway operating expenses) continues to be the best among the major railroads in the United States. NS will continue to pursue cost-containment efforts to assure that its rail subsidiaries are operated efficiently. The operating ratios for past six years were as follows:

                         RAILWAY OPERATING RATIO
                   (Excluding Special Charge in 1991)

          1993      1992      1991      1990      1989      1988
          ----      ----      ----      ----      ----      ----
          75.6%     75.5%     78.3%     78.4%     77.5%     74.1%

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


Other Income-Net
- ----------------
   Nonoperating income increased $39.0 million, or 40%, in 1993, compared with 1992, but decreased $33.5 million, or 26%, in 1992, compared with 1991 (see Note 4 on page 74). The 1993 increase principally arose from gains on stock and property sales. The 1992 decline was a result of an absence of stock sales in 1992, coupled with a decline in interest income due to lower cash and short-term investments balances and lower rates.

Interest Expense on Debt
- ------------------------
   Interest expense on debt decreased 10%, compared with 1992, due principally to lower levels of equipment debt and lower interest rates on NS' commercial paper. Interest expense increased 9% from 1991 to 1992 mainly as a result of an additional $250 million of notes issued under NS' shelf registration statement and new equipment debt (see Note 8 on page 76).

MOTOR CARRIER RESULTS

   Motor Carrier operations resulted in a loss of $54.9 million in 1993, compared with a loss of $39.7 million in 1992 and income of $0.2 million in 1991. Despite significant turnaround efforts, NAVL's persistently poor performance in its general commodities operations led to a decision to restructure its operations in 1993, which resulted in the disposition of two of its businesses. The Commercial Transport Division (CT), a truckload carrier, was liquidated, and Tran-Star (TS), a refrigerated carrier, was sold. A restructuring charge of $50.3 million was recorded in 1993, reflecting costs to discontinue these businesses, including projected operating losses during the phase-out period, as well as labor, equipment and facility-related costs. The large operating loss reported in 1993 was almost entirely attributable to the restructuring charge. However, results of the two remaining divisions produced an operating profit of $14.4 million in 1993. Contributing principally to the loss in 1992 were actuarially determined increases in reserves for casualty claims and workers' compensation, which added $27 million to operating expenses, and accruals for litigation.
   The following table presents a three-year comparison of revenues by principal operations. Prior year amounts have been reclassified to reflect the transfer of a subsidiary from the RS Division to the HVP Division.

        MOTOR CARRIER OPERATING REVENUES BY PRINCIPAL OPERATIONS
                        (In millions of dollars)

                                    1993      1992      1991
                                   ------    ------    ------

       Relocation Services (RS)    $320.0    $320.3    $317.7
       High Value Products (HVP)    257.5     238.4     221.7
       Commercial Transport (CT)    105.3     218.5     212.6
       Tran-Star (TS)                31.4      52.4      45.3
                                   ------    ------    ------
                                   $714.2    $829.6    $797.3
                                   ======    ======    ======

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   RS' revenues depend on four primary segments of household goods' transportation: corporate national accounts, interstate C.O.D. movements, military and international relocations. RS' 1993 revenues were even with 1992, and increased 1% in 1992, compared with 1991. Revenues in 1993 were adversely affected by a decline in domestic military volume and fewer Canadian shipments. These decreases were offset largely by a modest rate increase and gains in the international household relocation segment. The increase in 1992 revenues was due to modest rate increases and some improvement in domestic household goods shipments. The continued downsizing of U.S. corporations and changes in policy relative to military staffing levels are likely to result in ongoing pressure on this division's operating revenues.
   HVP's main line of business is transporting office products and other sensitive equipment, as well as exhibits and displays. The division also is capitalizing on its specialized handling expertise to generate new revenues in the Customized Logistics Services (CLS) segment. HVP's revenues increased 8% in 1993, compared with 1992, and in 1992, compared with 1991. The increase in 1993 was due to the award of a significant logistics contract by IBM, and also to the expansion of air freight services into several new markets. The increase in 1992 was the result of additional interstate transportation activity reflecting some improvement in the demand for office products and an increase in revenues from European subsidiary operations. HVP may benefit from a continued increase in demand for office products; however, a trend toward smaller shipment sizes will subject this operation to increasing competition from LTL (less than truckload) carriers. Significant future revenue growth in the CLS segment is possible as more shippers look to carriers like NAVL to provide logistics expertise to reduce their overall shipping and handling costs.
   CT's and TS' revenues for 1993 are reflected only through June 30, 1993. A decision to discontinue these businesses was made, and accordingly, results subsequent to June were charged to the reserve established for the restructuring.
   Motor carrier operating expenses as a percentage of revenues were 108%, 105% and 100%, respectively, in 1993, 1992 and 1991. Overall, the negative operating ratio was caused by the losses sustained in the truckload operations, which more than offset the positive results of RS and HVP. The high operating ratio in 1993 was primarily due to the restructuring charge and in 1992 to increased reserves for casualty claims, litigation and workers' compensation.
   NAVL's continuing operations (excluding CT and TS) achieved a 97% operating ratio in 1993, as compared to 102% in 1992 and 96% in 1991. Excluding insurance reserve adjustments, the 1992 operating ratio would have been 99%.
   Due to deregulation and overcapacity in the industry, motor carriers will continue to face vigorous competition that will keep profits at a modest level. For RS, contract carriage and volume discount programs dominate the corporate relocation segment, and guaranteed price options are common in the individual consumer segment. Contract carriage agreements also are utilized by HVP to meet customers' service and price requirements. However, given the elimination of unprofitable businesses, NAVL is now positioned to compete in these markets, as well as to expand where opportunities such as providing customized logistics solutions present themselves.

Income Taxes
- ------------
   Income tax expense in 1993 was $349.9 million for an effective rate of 38.9%, compared with an effective rate of 36.3% in 1992 and 36.0% in 1991, excluding the special charge. Income tax expense in 1993 was accrued under SFAS 109, rather than under the prior accounting rules (see
Note 1 on page 68). Absent the federal income tax rate increase imposed by the Revenue Reconciliation Act of 1993, income tax expense in 1993 would have been $295.8 million for an effective rate of 32.9%. This low effective rate was partly due to tax benefits related to the motor carrier restructuring (see Note 3 on page 74). Current income tax expense increased from $253.5 million in 1992 to $293.7 million in 1993, primarily due to tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal income tax audit. Deferred tax expense for 1993, compared to 1992, decreased primarily for the same reason.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   Current and deferred tax expenses for 1991 were affected significantly by the special charge. Much of the tax benefit resulting from this charge was not deductible in 1991 and therefore was recorded as a deferred tax benefit. Excluding the payment discussed above and the federal tax rate increase, the portion of the special charge that reversed in 1993 and 1992, combined with property-related adjustments, including depreciation, were the principal causes for the increase in deferred tax expense over the 1991 level.
   As a result of changes in tax law that limit or defer the timing of deductions and recent tax rate increases, NS expects current taxes to remain high in relation to pretax earnings (see Note 2 on page 70 for the components of income tax expense).

Required Accounting Changes
- ---------------------------
   Effective January 1, 1993, NS adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 on page 68 for a discussion of these accounting changes). The net cumulative effect of these noncash adjustments increased 1993's net income by $223.3 million, or $1.60 per share. The balance sheet effects of these accrual adjustments are reflected primarily in "Other liabilities" for the postretirement and postemployment benefits and in "Deferred income taxes" for the income tax accounting change.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization, including the value of those individual elements in relation to each other. Generally, financial condition is evaluated at a point in time using an organization's balance sheet (see page 64). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power (based on net income or financial condition), to meet its short-term and long-term cash requirements. CAPITAL RESOURCES refers to the ability of an organization to attract investors through the sale of either debt or equity (stock) securities.

($ in millions)          1993      1992      1991      1990      1989
                         ----      ----      ----      ----      ----
Cash and short-term
  investments           $258.2    $378.1    $464.7    $624.8    $581.0
Current assets to
  current liabilities      1.3       1.2       1.1       1.3       1.4
Working capital         $365.6    $214.7    $128.5    $375.0    $502.9
Debt to total
  capitalization          27.4%     29.8%     29.5%     20.9%     14.0%
Return on average
  stockholders'
   equity                 13.7%*    13.4%     11.1%**   11.0%     11.7%

 *Excluding the cumulative effects of required accounting changes and the prior years' effects of the federal income tax rate increase.
**Excluding special charge

   CASH PROVIDED BY OPERATING ACTIVITIES, which is NS' principal source of liquidity, declined 9% in 1993, compared with 1992, but was up 26% in 1992, compared with 1991. These fluctuations were primarily due to the timing of income tax payments. In 1993, tax payments were $139.9 million higher than in 1992, due to payments related to the 1988-1989 federal income tax audit, higher 1993 earnings and the fact that 1992's tax payments were low. In 1992, tax payments were $74.1 million less than 1991, primarily due to the higher tax payments in 1991 related to the federal income tax audit for 1986 and 1987, and to estimated tax payments in 1991 utilized in 1992.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1993, only $36.1 million was used for labor costs related to the special charge, compared with $134.7 million in 1992 and $108.0 million in 1991. The decline in 1993 was partly due to the failure to reach agreement on terms for certain further labor savings. This situation also led to a partial reversal of the 1991 special charge (see discussion in Note 15 on page 85). Looking ahead, the labor portion of the special charge is expected to continue to require the use of cash to achieve productivity gains permitted by the agreements, although at a level somewhat lower than previously anticipated. NS regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments are expected to produce significant future labor savings. It is estimated that NS' labor-related payments will be reduced by about $150 million per year upon full implementation of the new labor agreements.
   Since the NS consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 65).
   CASH USED FOR INVESTING ACTIVITIES declined 30% in 1993, compared with 1992, but was up 24% in 1992, compared with 1991. A combination of higher proceeds from property and investment sales and reduced capital spending yielded the improvement in 1993. Increased capital spending and the absence of investment sales caused the 1992 over 1991 increase. Although the high level of property and stock sales that occurred in 1993 is not expected to continue, efforts to hold down capital spending will be ongoing as NS seeks to maximize utilization of all its assets. In this connection, NS continues to review its route network to identify areas where efficiency can be enhanced by coordinated agreements with other railroads, or through sale or abandonment.
   The following table summarizes capital spending over the last five years, as well as track maintenance statistics and the average ages of railway equipment.

($ in millions)           1993     1992     1991    1990     1989
                          ----     ----     ----    ----     ----
Capital expenditures     $669.2   $716.1  $713.4   $696.9   $651.7

Track miles of rail
  installed                 574      660     679      743      718
Miles of track surfaced   5,048    5,690   5,646    5,844    5,708
New crossties installed
  (millions)                1.6      1.9     1.9      1.9      2.0

Freight car fleet (years)  20.8     20.4    19.7     19.4     19.0
Locomotive fleet (years)   14.6     14.0    13.7     14.3     14.1

   The average age of locomotives retired during 1993 was 24.7 years. In recent years, NS has rebodied over 14,000 coal cars and plans to continue that program at the rate of about 3,000 cars per year for the next several years. This process, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining serviceability of the freight car fleet is greater than indicated by the increasing average age of the freight car fleet.
   Construction of two surge silos at the coal transloading facility in Norfolk was completed in 1993. The silos, which have a total capacity of 8,150 tons, allow for continuous dumping which reduces operating costs and loading time.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   For 1994, NS is planning $634 million of capital spending, of which $627 million will be for railway projects and $7 million for motor carrier property. NS anticipates new equipment financing of approximately $72 million in 1994. NS also plans to spend approximately $70 million for coal reserves located in the Lincoln, Mingo and Logan counties of West Virginia and in the Floyd, Johnson and Martin counties of Kentucky. This acquisition should add approximately 210 million tons of high-volatile, low-sulfur steam coal to NS' holdings. Looking further ahead, the restructuring of NAVL, which was completed in 1993, is expected to reduce the level of capital spending for motor carrier property. Rail capital spending is likely to increase moderately over the next few years. The proposed construction of a $100 million coal ground storage facility in Isle of Wight County, Va., may affect capital spending in future years. However, because of delays in the permitting process and reduced demand for export coal, any significant spending on this project is not expected until after 1994. In addition to adding capacity, this new facility should further increase the efficiency of coal transportation service and reduce the need for new coal hopper cars. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.
   Investments (see Note 5 on page 75) decreased $122.6 million in 1993, compared with 1992. This decline reflects a $220 million reclassification to "Other current assets" for the cash surrender value of certain corporate owned life insurance (COLI), which is expected to be borrowed in April 1994, and accounts for the increase in working capital. Absent this reclassification, "Investments" would have increased almost
$100 million, principally reflecting premium payments on COLI, which increase the cash surrender value of the underlying insurance policies.
   CASH USED FOR FINANCING ACTIVITIES increased 32% in 1993, compared with 1992, but had declined 27% in 1992, compared with 1991. The 1993 increase was principally a result of lower borrowing, making it the first year in the past 5 years to produce a net reduction in debt. Debt activity over the past five years was as follows:

                     1993      1992      1991      1990      1989
                     ----      ----      ----      ----      ----
                                (In millions of dollars)
New debt            $ 54.9    $342.8    $622.2    $556.9    $122.1
Debt repaid          108.6     255.3     210.4     100.8     111.4

   Debt requirements for 1994 are expected to remain moderate partly because another source of cash, borrowing on the cash surrender value of COLI, will satisfy some of 1994's cash requirements (see Note 5 on page 75 regarding COLI).
   The decline in cash used for financing activities in 1992, compared with 1991, principally was due to purchases of fewer shares of NS stock. Cash spent in recent years to purchase and retire stock amounted to $2.2 billion, of which $138.1 million, $177.2 million and $635.3 million was spent in 1993, 1992 and 1991, respectively (see Note 14 on page 85 for details of the stock purchase programs). Before 1991 and during 1993, a significant portion of this total spending was from cash reserves, whereas 1991 and 1992 purchases were funded largely through issuance of debt.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


ENVIRONMENTAL MATTERS

   NS is subject to various jurisdictions' environmental laws and regulations. Certain NS rail subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which generally imposes joint and several liability for cleanup costs. State agencies also have notified certain NS rail subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.
   For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Claims, if any, against third parties for recovery of remediation costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers perform ongoing analyses of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are recorded. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
   Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss and evolving statutory and regulatory standards governing liability.
   The risk of incurring environmental liability--for acts and omissions, both past and current--is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries have land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS ultimately may bear some financial responsibility, there can be no assurance that NS will not incur liabilities or costs, the amount and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.
   However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware.

INFLATION

   Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. NS, a capital-intensive company, has approximately $12.8 billion invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


RAIL INDUSTRY TRENDS

NS and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers, making railroads more competitive with trucks and maximizing efficiency of the respective railroads.

NS is responding to concerns regarding the emission of coal dust from in-transit coal trains. Testing is under way of various methods of controlling such emissions. However, at this time final results of the testing and estimated costs that may be incurred to implement the conclusions resulting therefrom are not available.

NS and the rail industry are continuing their efforts to replace the FELA with a no-fault workers' compensation system, which we strongly believe to be fairer both to the rail industry and to its employees.

                                (ITEM 8)
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income

                                              Years ended December 31,
                                           ------------------------------
                                             1993       1992       1991
                                           --------   --------   --------
                                              (In millions of dollars
                                             except earnings per share)
Transportation operating revenues:
   Railway                                 $3,745.9   $3,777.0   $3,654.0
   Motor carrier (Note 3)                     714.2      829.6      797.3
                                           --------   --------   --------
          Total transportation
            operating revenues              4,460.1    4,606.6    4,451.3
                                           --------   --------   --------
Transportation operating expenses:
   Railway:
      Compensation and benefits
        (Notes 11 and 15)                   1,390.5    1,379.2    1,411.5
      Materials, services and rents           649.7      693.8      632.8
      Depreciation                            361.9      339.7      324.8
      Diesel fuel                             179.3      182.5      192.8
      Casualties and other claims             119.1      121.0      155.6
      Other                                   130.1      134.6      144.7
   Motor carrier (Note 3)                     769.1      869.3      797.1
   Special charge (Note 15)                   --         --         680.0
                                           --------   --------   --------
          Total transportation
            operating expenses              3,599.7    3,720.1    4,339.3
                                           --------   --------   --------
          Income from operations              860.4      886.5      112.0

Other income - net (Note 4)                   136.8       97.8      131.3
Interest expense on debt (Note 6)              98.6      109.0       99.7
                                           --------   --------   --------
          Income before income taxes          898.6      875.3      143.6

Provision for income taxes (Note 2):
   Income taxes                               303.7      317.6      113.9
   Adjustment of net deferred tax
     liability for federal rate
     increase                                  46.2      --         --
                                           --------   --------   --------
          Total income taxes                  349.9      317.6      113.9
                                           --------   --------   --------
          Income before accounting changes    548.7      557.7       29.7

Cumulative effect on years prior to 1993
  of changes in accounting principles
  (Note 1) for:
    Income taxes                              466.8      --         --
    Postretirement benefits other than
      pensions; and postemployment
      benefits-net of taxes                  (243.5)     --         --
                                           --------   --------   --------
          Net income                       $  772.0   $  557.7   $   29.7
                                           ========   ========   ========



                                                           (Continued)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Income (continued)

                                              Years ended December 31,
                                           ------------------------------
                                             1993       1992       1991
                                           --------   --------   --------
                                              (In millions of dollars
                                             except earnings per share)
Earnings per share amounts:
  Earnings per share before accounting
    changes (Note 1)                       $   3.94   $   3.94   $   0.20
  Cumulative effect on years prior to
    1993 of changes in accounting
    principles for:
      Income taxes                             3.34      --         --
      Postretirement benefits other
        than pensions; and postemployment
        benefits                              (1.74)     --         --
                                           --------   --------   --------
          Earnings per share               $   5.54   $   3.94   $   0.20
                                           ========   ========   ========




See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                                               As of December 31,
                                             ----------------------
                                               1993         1992
                                             ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                 $    80.5    $   111.8
   Short-term investments at cost
     which approximates market                   177.7        266.3
   Accounts receivable net of allowance
     for doubtful accounts of $22.6 million
     and $21.5 million, respectively             729.9        748.6
   Materials and supplies                         70.3         80.8
   Deferred income taxes (Note 2)                177.7        109.7
Other current assets (Notes 3 and 5)             327.4         80.0
                                             ---------    ---------
           Total current assets                1,563.5      1,397.2

Investments (Note 5)                             160.3        282.9
Properties less accumulated
  depreciation (Note 6)                        8,730.7      8,648.0
Other assets                                      65.3         72.4
                                             ---------    ---------
           Total assets                      $10,519.8    $10,400.5
                                             =========    =========
Liabilities and stockholders' equity
Current liabilities:
   Short-term debt (Note 8)                  $   149.5    $   148.2
   Accounts payable (Note 7)                     653.6        655.1
   Income and other taxes                        135.3        175.7
   Other current liabilities (Note 7)            145.8        120.5
   Current maturities of long-term
     debt (Note 8)                               113.7         83.0
                                             ---------    ---------
           Total current liabilities           1,197.9      1,182.5

Long-term debt (Note 8)                        1,481.5      1,565.9
Other liabilities (Note 10)                    1,035.4        710.3
Minority interests                                54.5         54.4

Deferred income taxes (Note 2)                 2,129.8      2,654.8
                                             ---------    ---------
           Total liabilities                   5,899.1      6,167.9
                                             ---------    ---------
Stockholders' equity:
   Common stock $1.00 per share par value,
     450,000,000 shares authorized; issued
     145,747,340 shares and 147,568,386
     shares, respectively                        145.7        147.6
   Other capital                                 417.1        407.8
   Retained income                             4,078.5      3,697.8

   Less treasury stock at cost,
     7,252,634 shares                            (20.6)       (20.6)
                                             ---------    ---------
           Total stockholders' equity          4,620.7      4,232.6
                                             ---------    ---------
           Total liabilities and
            stockholders' equity             $10,519.8    $10,400.5
                                             =========    =========
See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                                                Years ended December 31,
                                               ---------------------------
                                                1993      1992      1991
                                               -------   -------   -------
Cash flows from operating activities:
 Net income                                    $ 772.0   $ 557.7   $  29.7
 Reconciliation of net income to net cash
  provided by operating activities:
   Net cumulative effect of changes in
     accounting principles                      (223.3)    --        --
   Special charge                                --        --        680.0
   Special charge payments                       (36.1)   (134.7)   (108.0)
   Depreciation                                  405.5     396.6     381.3
   Deferred income taxes                          56.2      64.1    (124.1)
   Nonoperating gains and losses on properties
     and investments                             (73.2)    (20.0)    (36.5)
   Changes in assets and liabilities
     affecting operations:
       Accounts receivable                        18.1     (23.7)    127.8
       Materials and supplies                      9.8     (10.5)     10.5
       Other current assets                        4.0       3.9       0.5
       Current liabilities other than debt       (37.4)     63.3    (205.4)
       Other - net                               (21.0)     61.5       6.6
                                               -------   -------   -------
          Net cash provided by operating
            activities                           874.6     958.2     762.4

Cash flows from investing activities:
 Property additions                             (669.2)   (716.1)   (659.4)
 Property sales and other transactions           124.4      67.0      67.2
 Investments and loans                           (95.5)    (70.6)    (93.6)
 Investment sales and other transactions          81.6       4.4     212.4
 Short-term investments - net                     88.6      40.2     (71.4)
                                               -------   -------   -------
          Net cash used for
            investing activities                (470.1)   (675.1)   (544.8)

Cash flows from financing activities:
 Dividends                                      (259.7)   (255.0)   (238.5)
 Common stock issued - net                        15.7      15.2      12.9
 Purchase and retirement of common stock        (138.1)   (177.2)   (635.3)
 Commercial paper proceeds                         1.3      29.5     248.4
 Long-term debt proceeds                          53.6     313.3     373.8
 Debt repayments                                (108.6)   (255.3)   (210.4)
                                               -------   -------   -------
          Net cash used for
            financing activities                (435.8)   (329.5)   (449.1)

          Net decrease in cash
            and cash equivalents                 (31.3)    (46.4)   (231.5)

Cash and cash equivalents:
 At beginning of year                            111.8     158.2     389.7
                                               -------   -------   -------
 At end of year                                $  80.5   $ 111.8   $ 158.2
                                               =======   =======   =======

                                                             (Continued)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)
                        (In millions of dollars)

                                                Years ended December 31,
                                               ---------------------------
                                                1993      1992      1991
                                               -------   -------   -------
Supplemental disclosures of
  cash flow information
    Cash paid during the year for:
    Interest (net of amounts
      capitalized)                             $ 140.1   $ 112.7   $ 116.7
    Income taxes                               $ 350.7   $ 210.8   $ 284.9



See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
         Consolidated Statements Changes in Stockholders' Equity
                        (In millions of dollars)


                              Common   Other    Retained  Treasury
                              Stock   Capital    Income     Stock    Total
                              ------  -------   --------  --------  --------
Balance December 31, 1990     $162.8   $418.5   $4,351.2   $(20.6)  $4,911.9
  Net income - 1991                                 29.7                29.7
  Dividends on common
    stock, $1.60 per share                        (238.5)             (238.5)
  Purchase and retirement
    of common stock            (13.0)   (34.3)    (579.4)             (626.7)
  Other                          0.4     16.6                           17.0
                              ------   ------   --------   ------   --------

Balance December 31, 1991     $150.2   $400.8   $3,563.0   $(20.6)  $4,093.4
  Net income - 1992                                557.7               557.7
  Dividends on common
    stock, $1.80 per share                        (255.0)             (255.0)
  Purchase and retirement
    of common stock             (3.0)    (8.2)    (167.9)             (179.1)
  Other                          0.4     15.2                           15.6
                              ------   ------   --------   ------   --------

Balance December 31, 1992     $147.6   $407.8   $3,697.8   $(20.6)  $4,232.6
  Net income - 1993                                772.0               772.0
  Dividends on common
    stock, $1.86 per share                        (259.7)             (259.7)
  Purchase and retirement
    of common stock             (2.2)    (6.1)    (131.6)             (139.9)
  Other                          0.3     15.4                           15.7
                              ------   ------   --------   ------   --------

Balance December 31, 1993     $145.7   $417.1   $4,078.5   $(20.6)  $4,620.7
                              ======   ======   ========   ======   ========





See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


The following notes are an integral part of the consolidated financial statements.

1.  Summary of Significant Accounting Policies

Principles of Consolidation
- ---------------------------
     The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). The major subsidiaries are Norfolk Southern Railway Company and North American Van Lines, Inc. (NAVL). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
- ----------------
     Cash equivalents are highly liquid investments purchased three months or less from maturity. The carrying value approximates fair value because of the short maturity of these investments.

Materials and Supplies
- ----------------------
     Materials and supplies, which consist mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in properties.

Properties
- ----------
     Properties are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 25%. The overall depreciation rate averaged 2.7% for roadway and 4.6% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties other than land are sold or retired in the ordinary course of business, the cost of the assets less the sale proceeds or salvage is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land, which is a nondepreciable asset, are included in other income.

Revenue Recognition
- -------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Earnings Per Share
- ------------------
     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the respective periods. Recent decreases in the number of shares outstanding are the result of the stock purchase program described in Note 14.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (continued)

Balance Sheet Classification
- ----------------------------
     Beginning with 1991, the balance sheet classification of certain revenue-related balances appears on an actual (net) basis rather than an estimated (gross) basis due to the earlier availability of certain settlement data with other railroads. This modification, which had no income statement effect, resulted in large offsetting declines in accounts receivable and accounts payable as illustrated in the Statement of Cash Flows for 1991.

Required Accounting Changes
- ---------------------------
     Effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires NS to accrue the cost of specified health care and death benefits over an employee's active service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires corporations to recognize the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS, such postemployment benefits consist principally of benefit obligations related to participants in the long-term disability plan. NS recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effects on years prior to 1993 of adopting SFAS 106 and SFAS 112 increased pretax expenses $360.2 million ($223.8 million after-tax), and $31.8 million ($19.7 million after-tax), respectively (see Note 12). The impact on 1993 expenses is not material. The pro forma effects of applying SFAS 106 and SFAS 112 on individual prior years is not presented, as the effect on each separate year also is not material.
     Also effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, which applied for 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation, and deferred taxes were not adjusted for subsequent changes in tax rates. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income by $466.8 million (see also Note 2).
     The effect on net income and earnings per share as a result of implementing the accounting changes was to increase net income and earnings per share by $223.3 million and $1.60 per share, respectively.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


2. Income Taxes

Federal Income Tax Rate Increase
- --------------------------------
     In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components which, as required by SFAS 109, were recognized in 1993's earnings.
     The first component relates to the increased income tax rate's effect on 1993's earnings, which increased the provision for income taxes and reduced net income by $7.9 million, or $0.06 per share. The second component increased the provision for the net deferred tax liability in the Consolidated Balance Sheet, which reduced net income by $46.2 million, or $0.33 per share. Excluding the one-time noncash charge of $0.33 per share, 1993's earnings per share before accounting changes would have been $4.27.

Provision for Income Taxes
- --------------------------
                                    1993      1992      1991
                                   -------   -------   -------
                                     (In millions of dollars)
Current:
   Federal                         $ 250.2   $ 218.7   $ 204.8
   State                              43.5      34.8      33.2
                                   -------   -------   -------
       Total current taxes           293.7     253.5     238.0

Deferred:
   Federal                            (2.4)     53.6    (107.7)
   State                              12.4      10.5     (16.4)
   Adjustment of net deferred tax
     liability for federal
     rate increase                    46.2      --        --
                                   -------   -------   -------
       Total deferred
         taxes (benefit)              56.2      64.1    (124.1)
                                   -------   -------   -------
       Provision for income taxes  $ 349.9   $ 317.6   $ 113.9
                                   =======   =======   =======

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


2. Income Taxes (continued)

Reconciliation of Statutory Rate to Effective Rate
- --------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                           1993               1992               1991
                      ---------------    ---------------    ---------------
                      Amount      %      Amount      %      Amount      %
                      ------    -----    ------    -----    ------    -----
                                     (In millions of dollars)
Federal income tax
  at statutory rate   $314.5    35.0     $297.6    34.0     $ 48.8    34.0
State income taxes,
  net of federal tax
  benefit               37.2     4.1       30.0     3.4       11.1     7.7
Motor carrier
  restructuring        (36.8)   (4.1)      --       --        --       --
Corporate owned
  life insurance        (9.8)   (1.1)      (9.2)   (1.0)      (9.4)   (6.5)
Goodwill                --       --        --       --        65.4    45.5
Other - net             (1.4)   (0.1)      (0.8)   (0.1)      (2.0)   (1.4)
                      ------    ----     ------    ----     ------    ----
                       303.7    33.8      317.6    36.3      113.9    79.3
Adjustment of net
  deferred tax lia-
  bility for federal
  rate increase         46.2     5.1       --       --        --       --
                      ------    ----     ------    ----     ------    ----
     Provision for
        income taxes  $349.9    38.9     $317.6    36.3     $113.9    79.3
                      ======    ====     ======    ====     ======    ====

Deferred Income Tax Expense
- ---------------------------
     Some income and expense items are reported differently for financial reporting and income tax purposes. Provisions for deferred income taxes were made in recognition of these differences in accordance with APB Opinion No. 11 for years prior to 1993, and SFAS 109 for 1993 (see Note 1 for an explanation of this required accounting change).

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


2. Income Taxes (continued)

     For 1993, the components of deferred income tax expense were as follows: (1) $46.2 million in adjustments to deferred tax assets and liabilities for the enacted tax rate increase, (2) $1.1 million increase in the valuation allowance for deferred tax assets, and (3) $8.9 million net for all other deferred tax expense items, for a total of $56.2 million. The significant components of deferred income tax expense for 1992 and 1991 were as follows:

                                                    1992      1991
                                                   -------   -------
                                                (In millions of dollars)
Employee separation costs                          $  49.7   $(131.1)
Property-related adjustments, principally
  depreciation                                        45.8      (2.6)
Casualty and other claims                            (14.6)    (16.0)
Tax benefit leases                                    (7.2)     (6.0)
Employee benefits                                     (5.6)     14.2
Property and other taxes                              (2.7)      2.8
Write-down of investments                              1.0      13.4
Other items - net                                     (2.3)      1.2
                                                   -------   -------
     Total deferred income tax expense (benefit)   $  64.1   $(124.1)
                                                   =======   =======

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


2. Income Taxes (continued)

Deferred Tax Assets and Liabilities
- -----------------------------------
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993, were as follows:

(In millions of dollars)                            1993
                                                  ---------
Deferred tax assets:
  Reserves, including casualty and other claims   $   220.7
  Employee benefits                                   187.7
  Postretirement benefits other than pension
    and postemployment benefits                       157.9
  Taxes, including state and property                 163.0
  Other                                                37.1
                                                  ---------
      Total gross deferred tax assets                 766.4

  Less valuation allowance                            (10.9)
                                                  ---------
      Net deferred tax assets                         755.5
                                                  ---------
Deferred tax liabilities:
  Property                                         (2,665.7)
  Other                                               (41.9)
                                                  ---------
      Total gross deferred tax liabilities         (2,707.6)
                                                  ---------
      Net deferred tax liability                   (1,952.1)
      Net current deferred tax assets                 177.7
                                                  ---------
      Net long-term deferred tax liability        $(2,129.8)
                                                  =========

     Except for amounts for which a valuation allowance is provided, Management believes the other deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $9.8 million. The net change in the total valuation allowance for the year ended December 31, 1993, was an increase of $1.1 million.

Internal Revenue Service (IRS) Reviews
- --------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1989. The consolidated federal income tax returns for 1990 through 1992 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


3. Motor Carrier Restructuring

     On June 25, 1993, NS announced a plan to restructure its motor carrier subsidiary by seeking buyers for the truckload freight portion of North American Van Lines, Inc. (NAVL) which consisted of the Commercial Transport Division (CT), a nationwide truckload carrier, and Tran-Star
(TS), a refrigerated carrier. In recent years, these businesses contributed about one third of NAVL's revenues but, primarily due to CT, produced operating losses. As a result of the restructuring, NS recorded a $50.3 million pretax ($32.3 million after-tax) charge and recognized an additional tax benefit of $36.8 million. The estimated costs of this restructuring included projected operating losses during the phase-out period, as well as labor, equipment and facility related costs. Accordingly, results of operations for these businesses are excluded from the Statement of Income after June 30, 1993.
     On December 31, 1993, NS completed a sale of TS' operations. The proceeds from this sale are reflected in "Investment sales and other" in the Consolidated Statement of Cash Flows. Most of the assets and liabilities of the CT Division were liquidated or transferred to other NAVL divisions. CT's assets remaining at December 31, 1993, are expected to be disposed of within the first six months of 1994 and, accordingly, have been classified in the Consolidated Balance Sheet in "Other current assets."

4. Other Income - Net
                                 1993       1992       1991
                                ------     ------     ------
                                  (In millions of dollars)
Interest income                 $ 25.1     $ 35.4     $ 52.7
Royalties from coal               55.7       55.6       49.3
Rental income                     21.1       22.4       20.7
Gains from sale of properties     38.6       20.0       19.5
Corporate owned life
   insurance - net                10.8       12.3       12.0
Other interest expense           (27.4)     (25.5)     (26.2)
Miscellaneous depletion
   and depreciation               (8.2)      (8.3)      (8.6)
Gains from sale of stocks         34.6       --         41.8
Write-down of
   investments (Note 5)           --         --        (24.8)
Other - net                      (13.5)     (14.1)      (5.1)
                                ------     ------     ------
       Total                    $136.8     $ 97.8     $131.3
                                ======     ======     ======

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


5. Investments
                                               December 31,
                                            -----------------
                                             1993       1992
                                            ------     ------
                                        (In millions of dollars)
Long-term portion of corporate owned life
   insurance at net cash surrender value    $132.8     $254.2
Marketable equity securities
  at lower of cost or market                   4.7       14.1
Other                                         22.8       14.6
                                            ------     ------
        Total                               $160.3     $282.9
                                            ======     ======

Corporate Owned Life Insurance
- ------------------------------
     The cash surrender value of certain corporate owned life insurance amounting to approximately $220 million, which is expected to be borrowed in April 1994, has been reclassified in the Consolidated Balance Sheet from "Investments" to "Other current assets."

Fair Values
- -----------
     At December 31, 1993, the fair value of investments approximated $217 million. The fair values of marketable securities were based on quoted market prices. At December 31, 1993 and 1992, the market value of marketable equity securities was $14.5 million and $45.5 million, respectively. The fair values of stock in nonmarketable securities were estimated based on the underlying net assets. For the remaining investments, consisting principally of corporate owned life insurance, the carrying value approximates fair value.

Investment Write-Downs in 1991
- ------------------------------
     In 1991, NS recorded a $20 million pretax ($13.2 million after-tax) loss to write off its remaining investment in a bank that declared bankruptcy. This write-down, as well as investment sales transactions, are reflected in "Other income-net" in the Consolidated Statements of Income (see Note 4). Investment write-downs (which are noncash transactions) are not included in the Consolidated Statements of Cash Flows.

6. Properties
                                         December 31,
                                   ------------------------
                                     1993           1992
                                   ---------      ---------
                                     (In millions of dollars)
Transportation property:
   Road                            $ 7,773.3      $ 7,514.6
   Equipment                         4,573.0        4,680.2
Other property                         479.3          474.4
                                   ---------      ---------
                                    12,825.6       12,669.2
Less:  Accumulated depreciation      4,094.9        4,021.2
                                   ---------      ---------
        Net properties             $ 8,730.7      $ 8,648.0
                                   =========      =========

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


6. Properties (continued)

Noncash Property Transactions Excluded from the Consolidated Statements
- -----------------------------------------------------------------------
of Cash Flows
- -------------
     Additions to "Other property" in 1991 included $66.6 million for assets acquired from a real estate partnership in which an NS subsidiary owns an equity interest. Of this transaction, $54 million was noncash and relates to amounts invested in or advanced to that partnership which previously had been classified in "Investments."

Capitalized Interest
- --------------------
     Total interest cost incurred on debt for 1993, 1992 and 1991 was $120.2 million, $126.9 million and $117.3 million, respectively, of which $21.6 million, $17.9 million and $17.6 million was capitalized.

7. Current Liabilities
                                            December 31,
                                          ----------------
                                           1993      1992
                                          ------    ------
                                      (In millions of dollars)
Accounts payable:
   Accounts and wages payable             $352.0    $358.3
   Casualty and other claims               174.4     179.2
   Vacation liability                       69.4      71.0
   Equipment rents payable - net            53.9      42.7
   Other                                     3.9       3.9
                                          ------    ------
        Total                             $653.6    $655.1
                                          ======    ======
Other current liabilities:
   Prepaid amounts on forwarded traffic   $ 75.4    $ 74.0
   Interest payable                         31.7      40.8
   Nonpension postretirement
     obligation (Note 12)                   20.4      --
   Postemployment obligation                 4.1      --
   Other                                    14.2       5.7
                                          ------    ------
        Total                             $145.8    $120.5
                                          ======    ======

8. Debt

Commercial Paper Program
- ------------------------
     In 1990, a commercial paper program was initiated principally to finance the purchase and retirement of common stock (see Note 14). As of December 31, 1993 and 1992, NS had $521.8 million and $520.5 million, respectively, of notes outstanding under this program.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


8. Debt (continued)

     Commercial paper debt is due within one year, but a portion has been classified as long-term because NS has the ability and intends to refinance its commercial paper on a long-term basis, either by issuing additional commercial paper (supported by a revolving credit agreement) or by replacing the commercial paper notes with long-term debt. The credit agreement, which is effective through June 9, 1995, has a $400 million credit limit. A portion of the commercial paper outstanding, to the extent of the revolving credit limit, is classified as long-term debt. The credit agreement provides for interest at prevailing short-term rates and contains customary financial covenants, including principally a minimum tangible net worth requirement of $3 billion.

Short-Term Debt
- ---------------
                                     December 31,
                                   ----------------
                                    1993      1992
                                   ------    ------
                               (In millions of dollars)
Commercial paper notes             $121.8    $120.5
Other notes                          27.2      27.2
Subsidiaries' credit lines            0.5       0.5
                                   ------    ------
                                   $149.5    $148.2
                                   ======    ======

Debt Registration
- -----------------
   In February 1992, NS issued and sold $250 million principal amount of its 7-7/8% notes due February 15, 2004. In March 1991, NS issued and sold $250 million principal amount of its 9% notes due March 1, 2021. These notes were issued under a shelf registration statement on Form S-3 filed in 1991 with the Securities and Exchange Commission covering the issuance of unsecured debt securities in an aggregate principal amount of up to $750 million. Proceeds from the sale of these notes were used to purchase and retire shares of NS common stock (see Note 14), to retire short-term commercial paper debt issued to fund previous share purchases and for general corporate purposes. These notes are not redeemable prior to maturity and are not entitled to any sinking fund.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


8. Debt (continued)

Long-Term Debt
- --------------
                                                    December 31,
                                                --------------------
                                                  1993        1992
                                                --------    --------
                                              (In millions of dollars)
Railroad equipment obligations at an
   average rate of 8.3% maturing to 2008        $  551.4    $  593.7
Notes at an average rate of 8.4%
   maturing to 2021                                497.1       497.0
Commercial paper classified as long-term
   debt at an average rate of 3.3%                 400.0       400.0
Mortgage bonds at an average
   rate of 4.6% maturing to 2003                    74.4        96.3
Other debt at an average rate of 8.3%
   maturing to 2015                                 70.2        58.4
Capitalized leases at an average rate of
   9.7% maturing to 1995                             2.1         3.5
                                                --------    --------
        Total long-term debt                     1,595.2     1,648.9
                                                --------    --------
        Less:  Current maturities                  113.7        83.0
                                                --------    --------
        Long-term debt less current maturities  $1,481.5    $1,565.9
                                                ========    ========

   Long-term debt matures as follows:

          1995                                  $   69.5
          1996                                      76.8
          1997                                      43.4
          1998                                      61.1
          1999 and subsequent years              1,230.7
                                                --------
               Total                            $1,481.5
                                                ========

   A substantial portion of NS' properties and certain investments in affiliated companies are pledged as collateral for much of the secured debt.

Fair Values
- -----------
   The carrying value of short-term debt approximates fair value. The fair value of long-term debt, including current maturities, approximated $1.74 billion at December 31, 1993. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


9. Lease Commitments

   NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum operating lease payments under long-term leases at December 31, 1993, were as follows:

                                 Operating Lease
                                   Commitments
                                 ---------------
                             (In millions of dollars)
          1994                       $ 41.2
          1995                         39.3
          1996                         34.8
          1997                         32.6
          1998                         27.9
          1999 and subsequent years   503.3
                                     ------
                Total                $679.1
                                     ======

Operating Lease Expense
- -----------------------
                          1993     1992     1991
                         ------   ------   ------
                         (In millions of dollars)
Minimum rents            $ 42.0   $ 38.8   $ 35.0
Contingent rents           36.1     42.5     46.6
                         ------   ------   ------
        Total            $ 78.1   $ 81.3   $ 81.6
                         ======   ======   ======

   Among NS' leased properties are approximately 300 miles of road in North Carolina. The leases expire in 1994, and NS is discussing renewals with the lessor (see also page 6).

10. Other Liabilities
                                       December 31,
                                   -------------------
                                     1993       1992
                                   --------   --------
                                 (In millions of dollars)
Casualty and other claims          $  321.2   $  320.9
Net pension obligation (Note 11)      105.7       61.8
Nonpension postretirement
  obligation (Note 12)                307.5      --
Other liabilities                     301.0      327.6
                                   --------   --------
        Total                      $1,035.4   $  710.3
                                   ========   ========

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


11. Pension Plans

   Norfolk Southern and certain subsidiaries have defined benefit pension plans which principally cover salaried employees. Pension benefits are based primarily on years of creditable service with NS and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Assets in the plans consist mainly of common stocks.

Pension Cost (Benefit) Components
- ---------------------------------
                                    1993      1992      1991
                                   -------   -------   -------
                                    (In millions of dollars)
Service cost-benefits earned
   during the year                 $  13.3   $  12.9   $  11.2
Interest cost on projected
   benefit obligation                 60.8      59.1      58.7
Actual return on assets in plans    (107.4)    (69.4)   (210.9)
Net amortization and deferral         29.5      (6.2)    140.8
                                   -------   -------   -------
     Net pension benefit           $  (3.8)  $  (3.6)  $  (0.2)
                                   =======   =======   =======

   Pension cost is determined based on an actuarial valuation which reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

                                        1993      1992      1991
                                        ----      ----      ----
Discount rate for determining
  funded status                         7.25%     8.25%      8%
Future salary increases                 6%        6%         6%
Return on assets in plans               9%        9%         9%

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


11. Pension Plans (continued)

   The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:

                                                    December 31,
                                                  -----------------
                                                   1993      1992
                                                  -------   -------
                                              (In millions of dollars)
Actuarial present value of benefit
  obligations:
    Vested benefits                               $ 769.5   $ 653.7
    Nonvested benefits                                6.0       3.6
                                                  -------   -------
        Accumulated benefit obligation              775.5     657.3
    Effect of expected future salary increases      125.0     106.3
                                                  -------   -------
        Projected benefit obligation                900.5     763.6
Fair value of assets in plans                       941.2     905.0
                                                  -------   -------
        Funded status                                40.7     141.4

Unrecognized initial net asset                      (49.6)    (57.8)
Unrecognized gain                                  (106.8)   (157.1)
Unrecognized prior service cost                      10.0      11.7
                                                  -------   -------
        Net pension liability included in the
          balance sheets                          $(105.7)  $ (61.8)
                                                  =======   =======

Early Retirement Program
- ------------------------
   During 1993, NS completed a voluntary early retirement program for salaried employees that resulted in a $42.4 million charge in compensation and benefits expense. The principal benefit for those who participated in the program was enhanced pension benefits which are reflected in the accumulated benefit obligation at December 31, 1993.

Transfer of Pension Plan Assets
- -------------------------------
   During 1991, the NS Retirement Plan was amended to establish a Section 401(h) account for the purpose of transferring a portion of pension plan assets in excess of the projected actuarial liability to fund current-year medical payments for retirees. In December 1993, 1992 and 1991, $13 million, $15 million and $14.5 million, respectively, were transferred from this account to reimburse NS for such payments. NS contributed equal amounts to a Voluntary Employee Beneficiary Association account in those years to fund future medical costs for retirees (see Note 12).

401(k) Plan
- -----------
   Norfolk Southern and certain subsidiaries provide a 401(k) savings plan for salaried employees. Under the plan, NS matches a portion of the employee contributions, subject to applicable limitations. NS' expenses under this plan were $5.2 million, $4.9 million and $4.5 million in 1993, 1992 and 1991, respectively.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


12. Postretirement Benefits Other Than Pensions

   Norfolk Southern and certain subsidiaries provide specified health care and death benefits to eligible retired employees, principally salaried employees. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement. NS continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees.

   The following table sets forth these plans' total accumulated postretirement benefit obligation reconciled with the accrued postretirement benefit obligation:

                                          December 31, 1993
                                        -----------------------
                                        Health Care    Death
                                         Benefits     Benefits
                                        -----------  ----------
                                        (In millions of dollars)
Accumulated postretirement benefit
 obligation:
  Retirees                                $ 176.2    $  84.3
  Fully eligible active plan participants    27.9        8.6
  Other active plan participants            123.0       16.7
                                          -------    -------
      Total                                 327.1      109.6
  Plan assets at fair value                  44.5      --
                                          -------    -------
      Funded status                        (282.6)    (109.6)

Unrecognized loss                            58.0       17.8
Unrecognized prior service cost             (11.4)      (0.1)
                                          -------    -------
      Accrued postretirement benefit
       obligation                         $(236.0)   $ (91.9)
                                          =======    =======

   A summary of the postretirement benefit cost follows:

                                                 1993
                                        -----------------------
                                        Health Care    Death
                                         Benefits     Benefits
                                        -----------  ----------
                                        (In millions of dollars)
Service cost-benefits attributable
 to service during the year               $   8.0    $   0.7
Interest cost on accumulated
 postretirement benefit obligation           22.3        6.8
Actual return on plan assets                 (1.9)      --
Net amortization and deferral                (0.7)      --
                                          -------    -------
      Net periodic postretirement
        benefit cost                      $  27.7    $   7.5
                                          =======    =======

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


12. Postretirement Benefits Other Than Pensions (continued)

   For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993; the rate was assumed to decrease gradually to an ultimate rate of 6% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by about $55.8 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year 1993 by about $5.1 million.
   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%. A 6% salary increase assumption was used for death benefits based on salary at the time of retirement.
   The VEBA trust holding the plan assets is not expected to be subject to federal income taxes as the assets are invested entirely in trust-owned life insurance. The long-term rate of return on plan assets, as determined by the growth in cash surrender value of the life insurance policies, is expected to be 9%.
   Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $6.4 million, $6.2 million and $6.2 million in 1993, 1992 and 1991, respectively.

13. Long-Term Incentive Plan

   Under the stockholder-approved Long-Term Incentive Plan, a disinterested committee of the Board of Directors may grant stock options, stock appreciation rights (SARs), and performance share units
(PSUs), up to a maximum 11,675,000 shares of Norfolk Southern common stock. Grants of SARs and PSUs result in charges to earnings while grants of stock options currently have no effect on earnings. Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary date of grant. Options are exercisable at the fair market value of Norfolk Southern stock on the date of grant.
   SARs were granted on a one-for-one basis in tandem with certain of the stock option shares. Upon the exercise of an SAR, the optionee receives in common stock or cash or both (as determined by the committee administering the plan) the amount by which the fair market value of common stock on the exercise date exceeds the option price. Exercise of an SAR or option cancels any related option/SAR. During 1991, the Securities and Exchange Commission issued new regulations under Section 16(b) of the Securities Exchange Act of 1934. In view of these new regulations, plan participants surrendered, without cash or other consideration, all outstanding SARs granted after 1988. Consistent with the new regulations and the surrender of post-1988 SARs, future grants of SARs are not anticipated at this time. SARs outstanding as of each year end were as follows: 95,852 in 1993; 133,659 in 1992; and 203,728 in
1991.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


13. Long-Term Incentive Plan (continued)

Stock Option Activity
- ---------------------
                                         Exercise Price
                         Option Shares   Range-Per Share
                         -------------  ------------------
Balance 12/31/90          1,997,262     $17.46  to  $37.69
Granted                     646,500                  42.75
Exercised                   365,371      17.46  to   37.69
Surrendered for SAR         121,265      22.25  to   37.69
Cancelled                     3,081      37.69  to   42.75
                          ---------
Balance 12/31/91          2,154,045      17.46  to   42.75
Granted                     680,000                  56.44
Exercised                   275,652      17.46  to   42.75
Surrendered for SAR          44,921      22.25  to   42.75
Cancelled                     --
                          ---------
Balance 12/31/92          2,513,472      17.46  to   56.44
Granted                     689,750                  63.25
Exercised                   278,083      17.46  to   56.44
Surrendered for SAR          28,482      22.25  to   28.79
Cancelled                     1,250      37.69  to   63.25
                          ---------
Balance 12/31/93          2,895,407     $17.46  to  $63.25

   Stock options exercisable 12/31:

          1991            1,508,795     $17.46  to  $37.69
          1992            1,833,472      17.46  to   42.75
          1993            2,205,657      17.46  to   56.44

Performance Share Units
- -----------------------
   Performance share units, which were added to this plan by a 1989 amendment, entitle participants to earn shares of common stock at the end of a three-year performance cycle based upon achievement of certain predetermined corporate performance goals. PSU grants totaled 186,000 in 1991; 196,000 in 1992; and 160,500 in 1993. Shares earned and issued may be subject to share retention agreements and held by NS for up to 5 years.
   The plan also permits the payment, in cash or in stock, of dividend equivalents on shares of common stock covered by options and PSUs granted after January 1, 1989, commensurate with dividends paid on common stock. Tax absorption payments, in an amount estimated to equal the federal and state income taxes applicable to shares of common stock issued subject to a share retention agreement, also are authorized. Dividend equivalents and tax absorption payments, if made, result in charges to earnings.

   Shares of stock available for future grants or issued in connection with all features of the Long-Term Incentive Plan were as follows:

                            1993        1992        1991
                          ---------   ---------   ---------
Available for future
  grants 12/31            2,835,862   3,618,649   4,439,657

Shares of common
  stock issued              352,248     366,404     456,243

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


14. Stock Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of commercial paper notes. In March 1991, $250 million of long-term notes were issued in part to repay a portion of the commercial paper notes, as well as to provide funds for additional purchases. An additional $250 million of long-term notes were issued in February 1992 (see Note 8 for debt details).
   On January 29, 1992, NS announced that, for reasons primarily related to issues surrounding the 1991 special charge (see Note 15), the purchase program would continue, but at a slower pace and over a longer authorized period, with actual purchases dependent on market conditions, the economy, cash needs and alternative investment opportunities.
   The recent decreases in the average number of outstanding common shares, as disclosed in the Ten-Year Financial Review on page 36, are the results of these purchase programs. Since the first purchases in December 1987 and through December 31, 1993, NS has purchased and retired 53,615,800 shares of its common stock under these programs at a cost of $2.2 billion.

15. Special Charge in 1991 and Subsequent Partial Reversal in 1993

   Included in 1991 results was a $680 million special charge for labor force reductions and asset write-downs. The special charge reduced net income by $498 million, or $3.37 per share. The principal components of the special charge were as follows:

Labor
- -----
   Significant new labor agreements were reached late in 1991 following a Presidential Emergency Board's recommendations that railroads be permitted to modify long-standing unproductive work rules. The principal feature of the new agreements concerned a change in crew consist (the required number of crew members on a train) from four to two members to be implemented over a five-year period across most of NS' system. Surplus employees whose positions were eliminated as a result of the restructured crew size are entitled to protective pay and may be offered voluntary separation incentives. Related to crew-consist changes, separate agreements were reached concerning the buyout of certain productivity funds (payments to train service employees whenever a train operates with a reduced crew). The labor portion of the special charge amounted to $450 million and represented the estimated costs of achieving the productivity gains provided by these new agreements.

Goodwill
- --------
   In 1985, NS acquired all the common stock of NAVL for $369 million. The transaction was accounted for as a purchase and included $211 million representing cost in excess of net assets acquired (goodwill). The price NS paid for NAVL was based on an evaluation of its earning power. Generally, earnings since acquisition were much lower than anticipated. In 1991, NS evaluated the carrying value of its investment in NAVL and concluded that the goodwill portion of its investment was not recoverable primarily because of reduced profit margins resulting from intense competition in the motor carrier industry. As a result of this determination, NS recorded a $187 million noncash charge against 1991 earnings (with no related tax benefit) representing the unamortized balance of its investment in NAVL's goodwill. See also Note 3 regarding NAVL's restructuring in 1993.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


15. Special Charge in 1991 and Subsequent Partial Reversal in 1993
(continued)

Property
- --------
   The property portion of the special charge, which amounted to $43 million, was for marginally productive railroad property and motor carrier equipment assets that were scheduled for sale or abandonment.

Special Charge Reversal
- -----------------------
   Based on NS' success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million and was reflected as a credit in compensation and benefits expense. The principal factor contributing to the reversal was that, in 1993, agreement on terms for certain further labor savings could not be reached. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.

16. Contingencies

Lawsuits
- --------
   Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that ultimate liability will not materially affect the consolidated financial position of NS.

Debt Guarantees
- ---------------
   As of December 31, 1993, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $37 million of indebtedness of related entities.

Environmental Matters
- ---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. Certain NS rail subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which generally imposes joint and several liability for cleanup costs. State agencies also have notified certain NS rail subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.
     For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Claims, if any, against third parties for recovery of remediation costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers perform ongoing analyses of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are recorded. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


16. Contingencies (continued)

     Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss, and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, both past and current--is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries have land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS ultimately may bear some financial responsibility, there can be no assurance that NS will not incur liabilities or costs, the amount and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.
     However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware.

                      INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Norfolk Southern Corporation:

We have audited the consolidated financial statements of Norfolk Southern Corporation and subsidiaries as listed in Item 8. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in Item 14(a)1. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its methods of accounting in 1993 by adopting the provisions of the Financial Accounting Standards Board's Statement 109, Accounting for Income Taxes; Statement 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and Statement 112, Employers' Accounting for Postemployment Benefits.



                                  /s/ KPMG Peat Marwick



Norfolk, Virginia
January 25, 1994

             SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------
                                                       Schedule V

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                      Property, Plant and Equipment
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

   Col. A         Col. B    Col. C     Col. D     Col. E       Col. F
   ------         ------    ------     ------     ------       ------
                 Balance                           Other       Balance
                beginning  Additions   Retire-  changes add    at end
Classification   of year    at Cost    ments    or (deduct)    of year
- --------------  ---------  ---------   -------  -----------   ---------
Year 1991:
 Road           $ 7,058.3   $395.4      $178.1   $ (2.2) (2)  $ 7,273.4
 Equipment        4,557.3    235.2       197.6     --           4,594.9
 Other property     385.5     82.8         2.0     --             466.3
                ---------   ------      ------   ------       ---------
 Total          $12,001.1   $713.4 (1)  $377.7   $ (2.2)      $12,334.6
                =========   ======      ======   ======       =========

Year 1992:
 Road           $ 7,273.4   $426.5      $185.9   $  0.6  (2)  $ 7,514.6
 Equipment        4,594.9    281.3       196.0     --           4,680.2
 Other property     466.3      8.3         0.2     --             474.4
                ---------   ------      ------   ------       ---------
 Total          $12,334.6   $716.1      $382.1   $  0.6       $12,669.2
                =========   ======      ======   ======       =========

 Year 1993:
 Road           $ 7,514.6   $417.9      $153.4   $ (5.8) (3)  $ 7,773.3
 Equipment        4,680.2    240.5       286.5    (61.2) (3)    4,573.0
 Other property     474.4     10.8         5.9     --             479.3
                ---------   ------      ------   ------       ---------
 Total          $12,669.2   $669.2      $445.8   $(67.0)      $12,825.6
                =========   ======      ======   ======       =========


(1) Includes noncash property acquisitions of $54.0 million in 1991
    (see Note 6 of Notes to Consolidated Financial Statements on page 75).

(2) Track work in progress, $0.6 million increase in 1992 and $2.2 million decrease in 1991.

(3) Reclassification of $67.6 million of assets in connection with the NAVL restructuring (see Note 3 of Notes to Consolidated Financial
    Statements on page 74); track work in progress, $0.6 million increase.

                                                       Schedule VI

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
          Accumulated Depreciation, Depletion and Amortization
                     of Property, Plant and Equipment
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

   Col. A        Col. B     Col. C        Col. D      Col. E      Col. F
   ------        ------     ------        ------      ------      ------
                 Balance   Add chrg.                   Other      Balance
                beginning  to costs       Retire-   changes add   at end
Classification   of year   or expense(1)   ments    or (deduct)   of year
- --------------  ---------  ----------     -------   -----------   --------
Year 1991:
 Road            $1,810.5    $166.9       $172.2    $ 151.3  (2)  $1,956.5
 Equipment        1,983.6     205.8        152.3     (118.5) (2)   1,918.6
 Other property      79.0       8.6          0.3       --             87.3
                 --------    ------       ------    -------       --------
 Total           $3,873.1    $381.3       $324.8    $  32.8       $3,962.4
                 ========    ======       ======    =======       ========

Year 1992:
 Road            $1,956.5    $177.9       $173.5    $  30.7  (3)  $1,991.6
 Equipment        1,918.6     210.4        162.2      (30.7) (3)   1,936.1
 Other property      87.3       8.3          2.1       --             93.5
                 --------    ------       ------    -------       --------
 Total           $3,962.4    $396.6       $337.8    $  --         $4,021.2
                 ========    ======       ======    =======       ========

Year 1993:
 Road            $1,991.6    $185.6       $131.9    $   6.4  (4)  $2,051.7
 Equipment        1,936.1     211.0        170.8      (32.8) (4)   1,943.5
 Other property      93.5       8.9          2.7       --             99.7
                 --------    ------       ------    -------       --------
 Total           $4,021.2    $405.5       $305.4    $ (26.4)      $4,094.9
                 ========    ======       ======    =======       ========

(1) See Note 1 of Notes to Consolidated Financial Statements on page
    68 for methods and average rates used to compute depreciation.

(2) Transfer of excess reserves from Equipment to Road as a result of depreciation studies, $115.6 million; the special charge (see
    Note 15 of Notes to Consolidated Financial Statements on page 85) increased accumulated depreciation to reflect the impaired value of certain fixed assets, $32.8 million; reclassification of shop machinery depreciation from Equipment to Road, $2.9 million.

(3) Transfer of excess reserves from Equipment to Road as a result of depreciation studies, $28.0 million; reclassification of shop machinery depreciation from Equipment to Road, $2.7 million.

(4) Accumulated depreciation of $40.2 million on assets in connection with the NAVL restructuring, $33.3 million of which was reclassified to Other current assets (see Note 3 of Notes to Consolidated Financial Statements on page 74); reclassification of shop machinery depreciation from Equipment to Road, $2.5 million.

                                                       Schedule VII

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                Guarantees of Securities of Other Issuers
                            December 31, 1993
                        (In millions of dollars)


                                                       Total        Amount in
  Name of issuer of                                    amount       treasury of
securities guaranteed                                guaranteed     issuer of
 by person for which   Title of issue of each class     and         securities
 statement is filed      of securities guaranteed    outstanding(1) guaranteed
- ---------------------  ----------------------------  -----------    ----------
Terminal Railroad      Refunding and Improvement      $ 7.8 (2)     $ 0.1 (4)
  Association of       Mortgage 4% Bonds, Series
  St. Louis            "C," due 7/1/2019.

Triple Crown           Triple Crown Services          $29.2 (3)     $ --
  Services Company     Equipment Trust Certificates,
                       Series 1993





(1) None of these securities is owned by NS.

(2) Nature of guarantee:  Principal and annual interest of $0.3 million.
    There were no defaults by the issuer of securities.

(3) Nature of guarantee: Principal and annual interest at 5.82%.
    There were no defaults by the issuer of securities.

(4) The amount shown is not included in "Total Amount Guaranteed and Outstanding."

                                                       Schedule VIII
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)


                                       Additions charged to
                                       --------------------
                             Beginning             Other                Ending
                              Balance   Expenses  Accounts  Deductions  Balance
                             ---------  --------  --------  ---------- --------
Year ended December 31, 1991
- ----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies        $ 10.3     $ 20.0    $ --       $ 30.0     $  0.3

Casualty and other claims
 included in other
 liabilities                 $237.4     $141.8    $  3.4 (1) $119.0 (2) $263.6
Current portion of casualty
 and other claims included
 in accounts payable         $205.6     $ 50.4    $116.8 (1) $171.9 (3) $200.9


Year ended December 31, 1992
- ----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies        $  0.3     $ --      $ --       $ --       $  0.3

Casualty and other claims
 included in other
 liabilities                 $263.6     $144.4    $  3.9 (1) $ 91.0 (2) $320.9
Current portion of casualty
 and other claims included
 in accounts payable         $200.9     $ 51.2    $117.5 (1) $190.4 (3) $179.2


(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.


                                                                (continued)

                                                       Schedule VIII
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
         Years Ended December 31, 1991, 1992 and 1993 (continued)
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning             Other                Ending
                              Balance   Expenses  Accounts  Deductions  Balance
                             ---------  --------  --------  ---------- --------
Year ended December 31, 1993
- ----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies        $  0.3     $ --      $ --       $  0.3     $ --

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                      $ --       $ 10.9    $ --       $ --       $ 10.9
Casualty and other claims
 included in other
 liabilities                 $320.9     $125.1    $  2.9 (1) $127.7 (2) $321.2
Current portion of casualty
 and other claims included
 in accounts payable         $179.2     $ 44.8    $124.9 (1) $174.5 (3) $174.4





(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

                                                       Schedule IX

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                          Short-Term Borrowings
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

   Col. A          Col. B       Col. C      Col. D       Col. E       Col. F
   ------          ------       ------      ------       ------       ------
                                            Maximum                  Weighted
                               Weighted     Amount       Average     Average
                   Balance     Average    Outstanding    Amount      Interest
 Category of       at end      Interest     During     Outstanding     Rate
  Borrowing        of year       Rate        Year      During Year  During Year
- -------------     ---------    --------   -----------  -----------  -----------
1991:

Commercial Paper   $291.8        4.9%       $291.8       $111.3        6.1%
Revenue Refunding
  Bonds              27.2        6.1%         27.2         27.2        4.2%
Banks                 0.6        9.8%          2.2          1.7       10.3%
                   ------                                ------
All Categories     $319.6                                $140.2
                   ======                                ======

1992:

Commercial Paper   $120.5        3.4%       $300.4       $155.7        3.9%
Revenue Refunding
  Bonds              27.2        4.4%         27.2         27.2        2.6%
Banks                 0.5       11.3%          0.7          0.1       11.1%
                   ------                                ------
All Categories     $148.2                                $183.0
                   ======                                ======

1993:

Commercial Paper   $121.8        3.3%       $121.9       $121.4        3.2%
Revenue Refunding
  Bonds              27.2        3.4%         27.2         27.2        2.3%
Banks                 0.5       12.3%          0.9          0.6       14.9%
                   ------                                ------
All Categories     $149.5                                $149.2
                   ======                                ======





The average borrowings were determined based on the monthly outstanding amounts. The weighted average interest rates during the year were computed by dividing actual interest expense by average short-term borrowings.

                                                       Schedule X

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
               Supplementary Income Statement Information
              Years Ended December 31, 1993, 1992 and 1991
                        (In millions of dollars)

                                          Charged to Expenses
                                   --------------------------------
Item                                  1993       1992       1991
- ----                                  ----       ----       ----
Maintenance and repairs expense,
 included in:
  Railway operating expenses:
   Compensation and benefits        $ 421.9    $ 401.6    $ 389.9
   Material, services and rents       334.1      349.9      312.1
   Casualties and other claims         58.3       63.5       68.2
   Other                               18.2       17.7       16.8
  Motor carrier                        27.5       37.8       40.1
                                    -------    -------    -------
       Total maintenance and
         repairs expense            $ 860.0    $ 870.5    $ 827.1
                                    =======    =======    =======
Depreciation expense, included in:
  Railway operating expenses        $ 361.9    $ 339.7    $ 324.8
  Motor carrier                        34.7       48.6       47.9
  Other income - net                    8.9        8.3        8.6
                                    -------    -------    -------
       Total depreciation expense   $ 405.5    $ 396.6    $ 381.3
                                    =======    =======    =======
Taxes other than payroll and
 income taxes, principally
 included in other railway and
 motor carrier expenses:
  Property taxes                    $  52.7    $  58.8    $  61.8
  Other taxes                          29.3       31.9       39.3
                                    -------    -------    -------
       Total taxes other than
         payroll and income taxes   $  82.0    $  90.7    $ 101.1
                                    =======    =======    =======







All other "supplementary income statement" items have been omitted as the required information is either not applicable or the amounts do not exceed 1 percent of consolidated operating revenues.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit
Number                Description                     Page Number
- ---------- -----------------------------------------  -----------
  10.g     Norfolk Southern Corporation Officers'
           Deferred Compensation Plan as amended
           effective January 1, 1994.                    97-106

  10.h     Directors' Deferred Fee Plan of Norfolk
           Southern Corporation as amended
           effective January 1, 1994.                   107-112

  11       Computation of Earnings Per Share.           113-116

  12       Computation of Ratio of Earnings
           to Fixed Charges.                                117

  21       Subsidiaries of Norfolk Southern.            118-120

  23       Consent of Independent Auditors.                 121