Form 10-Q
period 1994-03-31
NORFOLK SOUTHERN CORP
filed 1994-05-12
CIK 702165

PAGE 1
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
- - ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                                52-1188014
- - ----------------------------------------  ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

       Three Commercial Place
          Norfolk, Virginia                          23510-2191
- - ----------------------------------------  --------------------------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code       (804) 629-2680
                                                       -------------------

                                 No Change
- - ---------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X    Yes          No
                                                -----        -----
The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1994
                -----                 --------------------------------
     Common Stock (par value $1.00)     137,653,456 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months Ended March 31, 1994 and 1993       3-4

                  Consolidated Balance Sheets
                  March 31, 1994 and December 31, 1993               5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1994 and 1993         6

                  Notes to Consolidated Financial Statements       7-8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   9-12

PartII. Other Information:

        Item 1.   Legal Proceedings                                 13

        Item 6.   Exhibits and Reports on Form 8-K                  13

Signatures                                                          14

Index to Exhibits                                                   15


                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         1994       1993
                                                       --------   --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                                                 $  304.9   $  291.6
  Merchandise                                             609.4      605.4
  Other                                                    28.0       32.0
                                                       --------   --------
       Total railway                                      942.3      929.0
 Motor carrier (Note 4)                                   134.5      186.5
                                                       --------   --------
       Total transportation operating revenues          1,076.8    1,115.5
                                                       --------   --------

TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits                               351.4      351.7
  Materials, services and rents                           161.0      172.6
  Depreciation                                             93.3       88.7
  Diesel fuel                                              45.7       44.8
  Casualties and other claims                              29.1       30.4
  Other                                                    37.5       34.9
                                                       --------   --------
       Total railway                                      718.0      723.1
 Motor carrier (Note 4)                                   136.5      198.8
                                                       --------   --------
       Total transportation operating expenses            854.5      921.9
                                                       --------   --------
       Income from operations                             222.3      193.6

Other income (expense):
 Interest income                                            5.7        6.6
 Interest expense on debt                                 (23.7)     (25.8)
 Other-net                                                 21.0       46.6
                                                       --------   --------
       Total other income (expense)                         3.0       27.4
                                                       --------   --------
       Income before income taxes and cumulative
         effects of accounting changes                    225.3      221.0

Provision for income taxes                                 80.4       82.1
                                                       --------   --------
       Income before accounting changes                   144.9      138.9

Cumulative effects on years prior to 1993 of changes
 in accounting principles (Note 6) for:
  Income taxes                                             --        466.8
  Postretirement benefits other than pensions;
   and postemployment benefits - net of taxes              --       (243.5)
                                                       --------   --------
       NET INCOME                                      $  144.9   $  362.2
                                                       ========   ========

                                                              (Continued)


               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Income (Continued)
             (In millions of dollars except per share amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                         1994       1993
                                                       --------   --------

Earnings per share before accounting changes           $   1.05   $   0.99
Cumulative effects on years prior to 1993 of changes
 in accounting principles for:
  Income taxes                                            --          3.33
  Postretirement benefits other than pensions;
   and postemployment benefits                            --         (1.74)
                                                       --------   --------
       EARNINGS PER SHARE                              $   1.05   $   2.58
                                                       ========   ========


See accompanying notes to consolidated financial statements.


               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                                 March 31,    December 31,
                                                   1994           1993
                                                 ---------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $   107.7     $    80.5
 Short-term investments                              114.0         177.7
 Accounts receivable - net                           728.3         729.9
 Materials and supplies                               72.4          70.3
 Deferred income taxes                               136.2         177.7
 Other current assets                                333.7         327.4
                                                 ---------     ---------
     Total current assets                          1,492.3       1,563.5

Investments                                          154.3         160.3
Properties less accumulated depreciation           8,814.3       8,730.7
Other assets                                          65.6          65.3
                                                 ---------     ---------
     TOTAL ASSETS                                $10,526.5     $10,519.8
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt (Note 3)                        $    48.7     $   149.5
 Accounts payable                                    633.3         653.6
 Income and other taxes                              194.9         135.3
 Other current liabilities                           149.3         145.8
 Current maturities of long-term debt                118.7         113.7
                                                 ---------     ---------
     Total current liabilities                     1,144.9       1,197.9

Long-term debt (Note 3)                            1,560.3       1,481.5
Other liabilities                                  1,002.9       1,035.4
Minority interests                                    54.5          54.5

Deferred income taxes - net                        2,095.3       2,129.8
                                                 ---------     ---------
     TOTAL LIABILITIES                             5,857.9       5,899.1
                                                 ---------     ---------
Stockholders' equity:
 Common stock $1.00 per share par value              145.3         145.7
 Other capital                                       423.0         417.1
 Retained income                                   4,120.9       4,078.5

 Less treasury stock at cost, 7,252,634 shares       (20.6)        (20.6)
                                                 ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                    4,668.6       4,620.7
                                                 ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $10,526.5     $10,519.8
                                                 =========     =========

See accompanying notes to consolidated financial statements.


               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                        1994        1993
                                                       -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 144.9     $ 362.2
 Reconciliation of net income to net cash
   provided by (used in) operating activities:
     Net cumulative effects of changes in
       accounting principles                              --        (223.3)
     Special charge payments                             (23.8)       (7.2)
     Depreciation                                        100.2       103.8
     Deferred income taxes                                 3.3         0.9
     Nonoperating gains and losses on properties
       and investments                                    (4.8)      (34.5)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (8.6)        7.9
         Materials and supplies                           (2.1)       (9.9)
         Other current assets                             (1.1)        6.2
         Current liabilities other than debt              22.6         2.6
         Other - net                                      (7.1)        5.9
                                                       -------     -------
            Net cash provided by operating activities    223.5       214.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                     (190.9)     (152.1)
 Property sales and other transactions                    33.1        34.1
 Investments and loans                                     9.8       (20.1)
 Investment sales and other transactions                   5.9        13.0
 Short-term investments - net                             65.7        33.3
                                                       -------     -------
            Net cash used in investing activities        (76.4)      (91.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (66.3)      (63.2)
 Common stock issued - net                                 8.0         7.4
 Purchase and retirement of common stock                 (44.3)      (25.3)
 Debt repayments                                         (17.3)      (17.2)
                                                       -------     -------
            Net cash used in financing activities       (119.9)      (98.3)
                                                       -------     -------
            Net increase in cash and cash equivalents     27.2        24.5

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     80.5       111.8
                                                       -------     -------
 At end of period                                      $ 107.7     $ 136.3
                                                       =======     =======
- - ---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  37.7     $  40.4
   Income taxes                                        $   7.5     $  36.8


* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1993 in the matters as discussed in NOTE 16, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1993, Notes to Consolidated Financial Statements, beginning on page 86. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Annual Report on Form 10-K for 1993, and in Part II,
   Item 1 - Legal Proceedings, of this Form 10-Q.

3. Commercial Paper Program

   On March 29, 1994, NS entered into a new credit agreement effective through March 29, 1999, which increased the credit limit under a revolving credit facility supporting NS' commercial paper program from $400 million to $500 million. As a result, the amount of commercial paper notes classified as long-term debt in the Consolidated Balance Sheet increased from $400 million to $500 million at March 31, 1994.

4. Motor Carrier Restructuring

   In mid-1993, NS began a restructuring of the truckload business of North American Van Lines, Inc. (NAVL) consisting of NAVL's Commercial Transport Division (CT) and Tran-Star (TS). The restructuring resulted in the liquidation or transfer of most of the CT assets, and the December 31, 1993, sale of TS' operations. Accordingly, 1994 motor carrier revenues and expenses include only the results of the remaining NAVL operations.

5. Share Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of short-term commercial paper notes. In February 1992 and March 1991, long-term notes totaling $500 million were issued in part to repay portions of the commercial paper notes, as well as to provide funds for additional purchases. Since the first purchases in December 1987 through March 31, 1994, NS has purchased and retired 54,235,600 shares of its common stock under these programs at a cost of approximately $2.2 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Required Accounting Changes

   Effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effects for years prior to 1993 of adopting SFAS 106 and SFAS 112 increased pretax expenses $360.2 million ($223.8 million after-tax), and $31.8 million ($19.7 million after-tax), respectively, reducing first quarter 1993 earnings per share by $1.74.

   Also effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
   109). SFAS 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income by $466.8 million and increased first quarter 1993 earnings per share by $3.33.

   Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect on NS, which had no impact on earnings, resulted in a $4.7 million increase in stockholders' equity, reflecting unrealized appreciation on certain investments.

7. Earnings Per Share

   Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding as follows:

                                                Three Months Ended
                                                     March 31,
                                                 1994        1993
                                                -------     -------
                                                  (In thousands)
   Average number of shares outstanding         138,159     140,150

   Recent decreases in the average number of outstanding shares of NS common stock are the result of the share purchase program described in Note 5.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
- - ----------
Net income increased $6.0 million, or 4 percent, in first quarter 1994 when compared with the same period last year, excluding one-time cumulative accounting adjustments (see Note 6).

Railway Operating Revenues
- - --------------------------
First quarter railway operating revenues increased $13.3 million, or 1 percent, when compared with the same period last year.

This change in operating revenues was due to:

                                                First Quarter
                                                1994 vs. 1993
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)
     Traffic volume (carloads)                    $  39.3
     Revenue per unit/mix                           (22.0)
     Other                                           (4.0)
                                                  -------
                                                  $  13.3
                                                  =======

The principal revenue commodity groups and changes from the prior year were as follows:

                                                First Quarter
                                                1994 vs. 1993
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)
     Coal                                         $  13.3
     Merchandise:
       Automotive                                     0.5
       Intermodal                                   (10.1)*
       Metals/construction                            0.8
       Paper/forest                                  (4.0)
       Agriculture                                    9.3
       Chemicals                                      7.5
     Other, principally switching
       and demurrage                                 (4.0)
                                                  -------
                                                  $  13.3
                                                  =======

     * See discussion of "Merchandise" for the effects related to the Triple Crown Service Company (TCSC) partnership.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Coal
- - ----
Improvement in the coal commodity group principally was due to a 23 percent increase in utility coal shipments compared with first quarter 1993. NS' coal business benefited significantly from a rebuilding of utility stockpiles, which remain relatively low at many of NS' large southeastern customers. The strength in utility coal partially was offset by declines in both export and metallurgical coal traffic, where tonnages were down 10 and 11 percent, respectively, from last year. Export coal traffic continues to suffer from weak European economies and strong competition from other producer countries, while lower metallurgical shipments reflect the closing of a coke battery and maintenance downtime at certain facilities located on NS' lines.

Looking ahead, demand for utility coal is expected to remain strong, as NS-served plants continue to rebuild inventories and as the need increases for low-sulfur coal to meet requirements of the Clean Air Act. Demand for export and metallurgical coals is anticipated to remain relatively flat for the near term, primarily due to continuing sluggishness in Europe and the aforementioned closing and service interruptions at NS-served coking facilities.

Merchandise
- - -----------
All merchandise commodity groups showed improvement over last year except the paper/forest group, which continued to be hurt by weak demand and overcapacity in the industry. The largest increase was in the agriculture group, with revenues up 12 percent on a 4 percent increase in carloadings. The improvements resulted largely from continued strength in long-haul movements of grain to the southeastern feed market and a large crop in NS' sourcing regions. Chemicals traffic also posted significant gains, as revenues and carloads were up 6 and 7 percent, respectively, compared with last year, principally due to a strong increase in fertilizer shipments. Intermodal traffic continued to expand in first quarter 1994, with carloads up 5 percent. However, intermodal revenue comparisons were affected significantly by a change in reporting as a result of the TCSC partnership with Conrail which began April 1, 1993. Because NS indirectly owns 50 percent of TCSC, its revenues are not consolidated. Accordingly, NS' intermodal operating revenues after first quarter 1993 include only those revenues for rail service provided to the partnership. First quarter intermodal revenues, adjusted to reflect the reporting change, rose 9 percent.

Railway Operating Expenses
- - --------------------------
First quarter railway operating expenses decreased $5.1 million, or 1 percent, when compared with the same period last year. Results for both first quarter 1994 and first quarter 1993 reflect weather-related increases in operating expenses. Severe weather added approximately
$9 million to 1994 railway operating expenses, and approximately $5 million to expenses last year. The largest decrease in first quarter 1994 railway operating expenses was in materials, services and rents which were down $11.6 million, or 7 percent, mainly due to the absence of certain intermodal expenses related to TCSC.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Railway operating expenses after March 31, 1993, do not include the operating expenses of the partnership and include only those transportation operating expenses for rail service provided to TCSC. Casualties and other claims expense continued a favorable trend, declining $1.3 million, or 4 percent. Partially offsetting these decreases were increases in depreciation, which was up $4.6 million, or 5 percent, due to additional investments in plant and equipment, and other expense, up
$2.6 million, or 7 percent, principally due to higher relocation expenses related to new job assignments following an early retirement program in third quarter 1993.

Motor Carrier Operating Revenues
- - --------------------------------
First quarter motor carrier operating revenues decreased $52.0 million, or 28 percent, when compared with the same period last year. However, due to the restructuring of motor carrier operations initiated in second quarter 1993 (see Note 4), motor carrier operating revenues and expenses for first quarter 1994 include only the Relocation Services (RS) and High Value Products (HVP) divisions, whereas first quarter 1993 results also included the Commercial Transport (CT) Division and Tran-Star, Inc. Including only the RS and HVP divisions, motor carrier revenues were up $17.0 million, or 14 percent, over first quarter 1993. The HVP Division provided nearly all of the increase, with revenues up $16.2 million. However, approximately $7 million of this increase was due to the inclusion of certain specialized freight business which was previously part of the CT Division. The remaining increase was largely due to revenue from a new logistics contract.

Motor Carrier Operating Expenses
- - --------------------------------
Motor carrier operating expenses, including only the RS and HVP divisions (see related discussion in Motor Carrier Operating Revenues), were up $16.7 million, or 14 percent, in first quarter 1994, principally due to increased transportation expenses in the HVP Division, a result of the transfer of certain specialized freight business which was previously part of the CT Division and to higher volume.

Other Income (Expense)
- - ----------------------
Other income (expense) declined $24.4 million from first quarter 1993, which included significant gains on property dispositions and sales of investment securities. Interest income was down $0.9 million, or 14 percent, due to reductions in invested cash. Interest expense on debt declined $2.1 million, or 8 percent, due to debt repayments.

Income Taxes
- - ------------
The provision for income taxes in first quarter 1994 totaled
$80.4 million, for an effective rate of 35.7 percent, compared with an effective rate of 37.1 percent last year. The lower effective rate was due to an adjustment in federal income tax reserves for prior years.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

                                     March 31, 1994    December 31, 1993
                                     --------------    -----------------
                                           (Dollars in millions)
   Cash and short-term investments       $221.7             $258.2
   Working capital                       $347.4             $365.6
   Current ratio                            1.3                1.3
   Debt to total capitalization            27.0%              27.4%

CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 6). The increase in cash provided by operating activities compared with first quarter 1993 was primarily due to lower income tax payments, combined with higher income from operations.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in first quarter 1994 included approximately $71 million for the acquisition of additional coal reserves in West Virginia and Kentucky (approximately 210 million tons of high-volatile, low-sulfur steam coal). Investments and loans primarily reflects activity on NS' corporate owned life insurance (COLI) which is typically a use of cash representing premium payments on COLI. The cash provided in the first quarter 1994 resulted from borrowing of COLI cash surrender value in excess of premium payments made during the quarter. An additional borrowing on COLI of approximately $220 million was made during the second quarter of 1994.

CASH FLOWS FROM FINANCING ACTIVITIES for the first quarter 1994 reflect primarily uses of cash, as no debt was issued during the quarter. Open market purchases of NS' common stock have continued pursuant to the share purchase program described in Note 5 on page 7.

                        PART II - OTHER INFORMATION
                        ---------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES



Item 1. Legal Proceedings
        -----------------

        Moberly, Missouri - Burial of Paint and Solvent. As reported by NS in Part 1, Item 3, of its Form 10-K Annual Report for 1993, and as more fully described therein, this matter was settled on February 23, 1994.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             Computation of Earnings per Share

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended March 31, 1994.

                                SIGNATURES
                                ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NORFOLK SOUTHERN CORPORATION
                               -----------------------------------------
                                              (Registrant)




Date:  May 12, 1994            Dezora M. Martin
      -------------------      -----------------------------------------
                               Assistant Corporate Secretary (Signature)




Date:  May 12, 1994            John P. Rathbone
      -------------------      -----------------------------------------
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                       NORFOLK SOUTHERN CORPORATION


                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                  Page Number
- - -----------  -----------------------------------------  -----------

   11        Statement re Computation of Earnings
               Per Share                                   16-17