Form 10-Q
period 1994-06-30
NORFOLK SOUTHERN CORP
filed 1994-08-10
CIK 702165

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the transition period from            to
                                     --------      --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Virginia                             52-1188014
- ----------------------------------------  --------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

        Three Commercial Place
          Norfolk, Virginia                         23510-2191
- ----------------------------------------  --------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code      (804) 629-2680
                                                      --------------------

                                 No Change
- --------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X    Yes          No
                                                -----        -----
The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1994
                -----                 -------------------------------
     Common Stock (par value $1.00)     136,240,527 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX


                                                                 Page
                                                                 ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1994 and 1993                          3-4

                  Consolidated Balance Sheets
                  June 30, 1994 and December 31, 1993               5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1994 and 1993           6

                  Notes to Consolidated Financial Statements      7-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 10-15

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                 16

        Item 6.   Exhibits and Reports on Form 8-K                 16

Signatures                                                         17

Index to Exhibits                                                  18

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)


                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                               $  322.5  $  314.8  $  627.4  $  606.4
  Merchandise                           648.6     616.9   1,258.0   1,222.3
  Other                                  26.7      31.5      54.7      63.5
                                     --------  --------  --------  --------
       Total railway                    997.8     963.2   1,940.1   1,892.2
 Motor carrier (Note 5)                 163.6     207.2     298.1     393.7
                                     --------  --------  --------  --------
       Total transportation
         operating revenues           1,161.4   1,170.4   2,238.2   2,285.9
                                     --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits             341.7     351.0     693.1     702.7
  Materials, services and rents         165.3     162.7     326.3     335.3
  Depreciation                           95.0      90.0     188.3     178.7
  Diesel fuel                            46.7      45.8      92.4      90.6
  Casualties and other claims            37.5      29.8      66.6      60.2
  Other                                  39.0      32.6      76.5      67.5
                                     --------  --------  --------  --------
       Total railway                    725.2     711.9   1,443.2   1,435.0
 Motor carrier (Note 5)                 157.9     267.7     294.4     466.5
                                     --------  --------  --------  --------
       Total transportation
         operating expenses             883.1     979.6   1,737.6   1,901.5
                                     --------  --------  --------  --------
       Income from operations           278.3     190.8     500.6     384.4

Other income (expense):
 Interest income                          5.6       6.1      11.3      12.7
 Interest expense on debt               (24.0)    (24.4)    (47.7)    (50.2)
 Other-net                               18.6      25.8      39.6      72.4
                                     --------  --------  --------  --------
       Total other income (expense)       0.2       7.5       3.2      34.9
                                     --------  --------  --------  --------
       Income before income taxes
         and cumulative effects of
         accounting changes             278.5     198.3     503.8     419.3

Provision for income taxes              100.0      43.1     180.4     125.2
                                     --------  --------  --------  --------
       Income before accounting
         changes                        178.5     155.2     323.4     294.1

Cumulative effects on years prior
 to 1993 of changes in accounting
 principles (Note 7) for:
  Income taxes                           --        --        --       466.8
  Postretirement benefits other than
   pensions; and postemployment
   benefits - net of taxes               --        --        --      (243.5)
                                     --------  --------  --------  --------
       NET INCOME                    $  178.5  $  155.2  $  323.4  $  517.4
                                     ========  ========  ========  ========

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Income (Continued)
                                (Unaudited)


                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------

Per share amounts (Note 8):

 Earnings per share before
  accounting changes                 $   1.30  $   1.11  $   2.35  $   2.10
 Cumulative effects on years prior
  to 1993 of changes in accounting
  principles for:
    Income taxes                         --        --        --        3.34
    Postretirement benefits other
      than pensions; and
      postemployment benefits -
      net of taxes                       --        --        --       (1.74)
                                     --------  --------  --------  --------
       EARNINGS PER SHARE            $   1.30  $   1.11  $   2.35  $   3.70
                                     ========  ========  ========  ========

       DIVIDENDS PER SHARE           $   0.48  $   0.45  $   0.96  $   0.90



See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)

                                                 June 30,     December 31,
                                                   1994           1993
                                                ---------     ------------
ASSETS
Current assets:
 Cash and cash equivalents (Note 4)             $   306.6      $    80.5
 Short-term investments                             179.9          177.7
 Accounts receivable - net                          744.9          729.9
 Materials and supplies                              73.2           70.3
 Deferred income taxes                              144.1          177.7
 Other current assets (Note 4)                       86.0          327.4
                                                ---------      ---------
     Total current assets                         1,534.7        1,563.5

Investments                                         165.2          160.3
Properties less accumulated depreciation          8,823.0        8,730.7
Other assets                                         68.2           65.3
                                                ---------      ---------
     TOTAL ASSETS                               $10,591.1      $10,519.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt (Note 3)                       $    46.5      $   149.5
 Accounts payable                                   689.3          653.6
 Income and other taxes                             166.6          135.3
 Other current liabilities                          154.9          145.8
 Current maturities of long-term debt               113.8          113.7
                                                ---------      ---------
     Total current liabilities                    1,171.1        1,197.9

Long-term debt (Note 3)                           1,546.0        1,481.5
Other liabilities                                 1,001.8        1,035.4
Minority interests                                   53.6           54.5

Deferred income taxes - net                       2,124.1        2,129.8
                                                ---------      ---------
     TOTAL LIABILITIES                            5,896.6        5,899.1
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             143.9          145.7
 Other capital                                      419.4          417.1
 Retained income                                  4,151.8        4,078.5

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,694.5        4,620.7
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,591.1      $10,519.8
                                                =========      =========

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        1994        1993
                                                       -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 323.4     $ 517.4
 Reconciliation of net income to net cash
   provided by operating activities:
     Net cumulative effects of changes in
       accounting principles                              --        (223.3)
     Special charge payments                             (28.0)      (20.1)
     Depreciation                                        203.0       208.9
     Deferred income taxes                                18.9       (30.3)
     Nonoperating gains and losses on properties
       and investments                                    (9.7)      (49.7)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                             (25.2)        3.8
         Materials and supplies                           (2.9)       (5.1)
         Other current assets                              2.7        24.2
         Current liabilities other than debt              63.2         8.4
         Other - net                                      (0.5)       44.7
                                                       -------     -------
            Net cash provided by operating activities    544.9       478.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                     (314.8)     (331.6)
 Property sales and other transactions                    59.3        58.6
 Investments and loans                                   (33.8)      (43.9)
 Investment sales and other transactions                 260.3        29.7
 Short-term investments - net                             (1.8)       41.1
                                                       -------     -------
            Net cash used for investing activities       (30.8)     (246.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                              (132.4)     (126.1)
 Common stock issued - net                                 8.1         9.0
 Purchase and retirement of common stock                (124.6)      (62.3)
 Long-term debt proceeds                                  --          15.0
 Debt repayments                                         (39.1)      (40.2)
                                                       -------     -------
            Net cash used for financing activities      (288.0)     (204.6)
                                                       -------     -------
            Net increase in cash and cash equivalents    226.1        28.2

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     80.5       111.8
                                                       -------     -------
 At end of period                                      $ 306.6     $ 140.0
                                                       =======     =======
- ---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  47.1     $  54.6
   Income taxes                                        $ 109.3     $ 162.1


* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1993 in matters discussed in NOTE 16, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1993, Notes to Consolidated Financial Statements, beginning on page 86. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Annual Report on Form 10-K for 1993, and in Part II,
   Item 1 - Legal Proceedings, of the Form 10-Q for the first quarter of 1994.

3. Commercial Paper Program

   Since 1990, NS has had a revolving credit agreement supporting its commercial paper program. On March 29, 1994, NS entered into a new credit agreement effective through March 29, 1999, which increased the credit limit under its revolving credit facility from $400 million to $500 million. A portion of commercial paper outstanding, to the extent of the revolving credit agreement, is classified as long-term debt. Accordingly, the amount of commercial paper notes classified as long-term debt in the Consolidated Balance Sheet increased to $500 million in 1994.

4. Investments

   The planned borrowing of the cash surrender value of certain corporate owned life insurance policies, amounting to approximately $220 million, resulted in this amount's being reclassified in the December 31, 1993, Consolidated Balance Sheet from Investments to Other current assets. The borrowing, which was completed in May 1994, resulted in the decline in Other current assets with a corresponding increase in Cash and Short-term investments.

5. Motor Carrier Restructuring

   In mid-1993, NS began a restructuring of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL). The restructuring of NAVL's truckload business resulted in the liquidation or transfer to other divisions of most of the Commercial Transport Division's assets and, in December 1993, the sale of Tran-Star's (refrigerated trucking) operations. Accordingly, 1994's motor carrier revenues and expenses reflect the results of the remaining NAVL operations.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Motor Carrier Restructuring (continued)

   In the second quarter of 1993, as a result of these planned dispositions, NS recorded a $50.3 million pretax ($32.8 million after-tax) charge and recognized an additional tax benefit of $31.5 million associated with the restructuring. The estimated costs of the restructuring included projected operating losses during the phase-out period, as well as labor, equipment and facility-related costs.

6. Share Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of short-term commercial paper notes. In February 1992 and March 1991, long-term notes totaling $500 million were issued in part to repay portions of the commercial paper notes, as well as to provide funds for additional purchases. Since the first purchases in December 1987 through June 30, 1994, NS has purchased and retired 55,579,300 shares of its common stock at a cost of approximately $2.3 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

7. Required Accounting Changes

   1994
   ----
   Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect on NS, which had no impact on earnings, resulted in a $6.3 million increase in stockholders' equity as of January 1, 1994, ($2.6 million as of June 30, 1994) reflecting unrealized appreciation on certain investments, net of the related deferred taxes.

   1993
   ----
   Effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effects for years prior to 1993 of adopting SFAS 106 and SFAS 112 increased pretax expenses $360.2 million ($223.8 million after-tax), and $31.8 million ($19.7 million after-tax), respectively, reducing earnings per share for the first six months of 1993 by $1.74.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Required Accounting Changes (continued)

   Also effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
   109). SFAS 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income and earnings per share by $466.8 million and $3.34, respectively, for the first six months of 1993.

   The effect on net income and earnings per share as a result of implementing the accounting changes was to increase net income and earnings per share by $223.3 million and $1.60 per share, respectively.

8. Earnings Per Share

   Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding as follows:

                             Three Months Ended     Six Months Ended
                                   June 30               June 30
                               1994      1993        1994      1993
                               ----      ----        ----      ----
                                           (In thousands)
   Average number of
     shares outstanding       137,165   139,659     137,662   139,904

   Recent decreases in the average number of outstanding shares of NS common stock are the result of the share purchase program described in Note 6.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
Net income increased $23.3 million, or 15 percent, in the second quarter of 1994, compared with the second quarter of 1993. Last year's results reflected a $50.3 million pretax restructuring charge which was largely offset by tax benefits related to the restructuring of NAVL, NS' wholly owned motor carrier subsidiary (see Note 5).

Net income for the six months ended June 30, 1994, was up $29.3 million, or 10 percent, over the same period last year, excluding cumulative accounting adjustments which increased 1993 net income (see Note 7).

Railway Operating Revenues
- --------------------------

Railway operating revenues increased $34.6 million, or 4 percent, in the second quarter, and $47.9 million, or 3 percent, for the six months ended
June 30, 1994, compared with the same periods last year. The increases in operating revenues were due to:

                                 Second Quarter      First Six Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  65.2               $ 104.7
     Revenue per unit/mix             (25.8)                (48.0)
     Other                             (4.8)                 (8.8)
                                    -------               -------
                                    $  34.6               $  47.9
                                    =======               =======

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The principal revenue commodity groups and changes from the prior year were as follows:

                                 Second Quarter      First Six Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Coal                           $   7.7               $  21.0
     Merchandise:
       Automotive                      (9.4)                 (9.0)
       Intermodal                      13.6                   3.5 *
       Metals/construction              7.1                   7.9
       Paper/forest                     3.4                  (0.7)
       Agriculture                      7.4                  16.8
       Chemicals                        9.6                  17.2
     Other, principally switching
       and demurrage                   (4.8)                 (8.8)
                                    -------               -------
                                    $  34.6               $  47.9
                                    =======               =======

     * See discussion of "Merchandise" for the effects related to the Triple Crown Services Company (TCSC) partnership.

COAL
- ----
The improvement in the coal commodity group resulted primarily from gains in the domestic utility market, as utility coal traffic volume increased 20 percent in the second quarter and 21 percent for the first six months of 1994, compared with 1993. The growth principally was due to the rebuilding of utility stockpiles, which remain below normal levels at many NS-served generating plants, and to new business. Utility coal traffic for the remainder of 1994 is anticipated to remain ahead of last year, as abnormally hot weather in the NS service region, a growing U.S. economy, and the need for low-sulfur coal to meet Clean Air Act requirements are expected to spur demand. The year-to-date gains in utility coal traffic were offset partially by weakness in export and metallurgical shipments in both the second quarter and first six months. Export demand continued to be depressed due to the weak European economy and intense price competition from foreign producers, while the demand for metallurgical coal suffered from reduced coking activity by domestic steel producers at certain facilities located on NS' lines. Looking ahead, demand for export coal is expected to pick up gradually as an anticipated recovery in the European economy materializes. However, the extent of any gains will be influenced significantly by global coal prices, technological changes and European energy policy.

MERCHANDISE
- -----------
All merchandise commodity groups, except for automotive (and paper/forest year-to-date) showed improvement over last year. The intermodal group produced the largest revenue increases, as revenues climbed 15 percent and

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


12 percent, respectively, for the second quarter and the six-month periods, compared to the same periods in 1993 (adjusted to exclude nonrail Triple Crown revenues in 1993). Year-to-date intermodal revenue comparisons were affected significantly by a change in reporting as a result of the TCSC partnership with Conrail which began April 1, 1993. Because Norfolk Southern Corporation indirectly owns 50 percent of TCSC, its revenues are not consolidated. Accordingly, NS' intermodal operating revenues after first quarter 1993 include only those revenues for rail service provided to the partnership. Second quarter and year-to-date intermodal traffic volume was up 12 percent and 9 percent, respectively, compared with last year. The agriculture commodity group also produced strong gains, with revenue increases of 9 percent for the quarter and 11 percent year-to-date, compared with 1993. A strong midwestern grain and soybean harvest, coupled with increased activity to on-line poultry producers, was responsible for the improvements. Chemicals performed well for both the quarter and year-to-date, with revenues and carloads up 8 percent and 10 percent for the quarter and 7 percent and 8 percent year-to-date, respectively, over 1993. Increased shipments of fertilizer principally were responsible for the gains. Rounding out the second quarter improvements, metals/construction revenues rose 9 percent on a 15 percent increase in carloads, primarily resulting from strong regional growth in highway projects and other construction, while paper/forest revenues and traffic volume were up 3 percent and 2 percent, respectively. Automotive results in 1994 have been disappointing, largely due to retooling downtimes at plants served by NS. Automotive revenues and traffic volume declined 8 percent and 7 percent in the second quarter and 4 percent year-to-date, compared with 1993.
Automotive traffic is expected to recover slowly, however, as new plants currently under construction come on line and retoolings at existing plants on NS' lines are completed.

Railway Operating Expenses
- --------------------------
Railway operating expenses increased $13.3 million, or 2 percent, in the second quarter of 1994, but were up only $8.2 million, or less than 1 percent, for the first half, compared with last year. The principal increases for the quarter were in casualties and other claims, up
$7.7 million, or 26 percent, primarily due to a $5.0 million accrual for estimated environmental clean-up costs associated with a tank car leak which occurred during the quarter; other expenses which were $6.4 million, or 20 percent higher than second quarter 1993, which had benefited from a favorable property tax settlement; and depreciation, which was up
$5.0 million, or 6 percent, due to increased investments in plant and equipment. Smaller increases were recorded in materials, services and rents, and in diesel fuel, which, respectively, were up $2.6 million, and $0.9 million, or 2 percent, primarily reflecting higher traffic volume, as carloadings for the quarter were 7 percent above 1993 levels. Partially offsetting these increases was a $9.3 million, or 3 percent, reduction in compensation and benefits expenses, principally due to lower employment taxes associated with the expiration in June 1993 of the Railroad Retirement Repayment Tax and to reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period.

The increase in year-to-date railway operating expenses resulted from higher depreciation, diesel fuel, casualties and other claims, and other expenses, partially offset by lower compensation and benefits, and materials, services

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


and rents expenses. Leading the year-to-date increases was a $9.6 million, or 5 percent, rise in depreciation expense due to a greater capital base. Other expenses were up $9.0 million, or 13 percent, due to a combination of the effect of the favorable property tax settlement in 1993, and higher relocation expenses in the first quarter of 1994 related to new job assignments following the early retirement program offered last fall. Casualties and other claims increased $6.4 million, or 11 percent, primarily due to the accrual for environmental clean-up costs which occurred in the second quarter, while diesel fuel expenses were up
$1.8 million, or 2 percent, resulting from increased consumption related to higher traffic volume.

The largest year-to-date decrease was in compensation and benefits expense which was $9.6 million, or 1 percent, lower than last year due to the elimination of the Railroad Retirement Repayment Tax after second quarter 1993, and to reduced postretirement benefits costs. Materials, services and rents declined $9.0 million, or 3 percent, due to the absence in 1994 of certain Triple Crown expenses which were reflected in last year's first quarter and now are borne by the TCSC partnership.

Although it appears that the July flooding in the Southeast will not have a significant impact on revenues, some NS railway facilities and equipment have sustained damage, particularly in the state of Georgia. The total damage costs are uncertain, but costs to repair or replace railway facilities and equipment (much of which may be capitalized) are estimated at $20 million which will not have a material effect on NS' results of operations.

Motor Carrier Operating Revenues
- --------------------------------
Motor carrier operating revenues decreased $43.6 million, or 21 percent, for the second quarter and $95.6 million, or 24 percent, for the first six months, compared with the same periods last year. However, due to last year's restructuring of NAVL (see Note 5), motor carrier revenues and expenses in 1994 included only the Relocation Services (RS) and High Value Products (HVP) divisions (representing continuing operations); whereas, second quarter and year-to-date 1993 results reflected the operations of the Commercial Transport (CT) Division and Tran-Star, Inc. Motor carrier revenues from continuing operations were up $24.1 million, or 17 percent, for the quarter and $41.1 million, or 16 percent, for the first half. The HVP Division provided nearly all of the increase, with revenues up $23.2 million in the quarter and $39.4 million year-to-date. However, a substantial portion of the increases in the HVP Division was due to the inclusion of certain specialized freight business which previously was part of the discontinued CT Division.

Motor Carrier Operating Expenses
- --------------------------------
Motor carrier operating expenses decreased $109.8 million, or 41 percent, for the second quarter and $172.1 million, or 37 percent, for the first six months, compared with the same periods last year. However, motor carrier operating expenses from continuing operations (see related discussion in Motor Carrier Operating Revenue and Note 5) increased
$17.3 million, or 12 percent, in the second quarter, and $34.0 million, or 13 percent, for the six months ended June 30, 1994, compared with the

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


same periods last year. All of the increase was associated with higher volume and with higher expenses in the HVP Division that resulted from the addition of specialized freight business from the discontinued
CT Division.

Other Income (Expense)
- ----------------------
Other income (expense) was down $7.3 million, or 97 percent, and $31.7 million, or 91 percent, respectively, from second quarter and year-to-date 1993. Most of the decrease compared with last year was in the other-net category, which was down $7.2 million for the quarter and $32.8 million year-to-date. Significantly lower gains on property dispositions and the absence of gains on investment sales caused most of the 1994 decline. Interest income was down $0.5 million, or 8 percent, and $1.4 million, or 11 percent, for the second quarter and year-to-date, respectively, primarily due to lower average rates earned on invested cash. Interest expense on debt declined $0.4 million, or 2 percent, and $2.5 million, or 5 percent, for the second quarter and year-to-date, respectively, due to reductions in total debt outstanding.

Provision for Income Taxes
- --------------------------
The provision for income taxes in second quarter 1994 totaled
$100.0 million, for an effective tax rate of 35.9 percent, compared with an effective tax rate of 21.7 percent in 1993. For the first six months of 1994, income taxes were $180.4 million for an effective tax rate of
35.8 percent, compared with an effective tax rate of 29.9 percent in 1993. The unusually low effective rates in 1993 were related to tax benefits associated with the NAVL restructuring (see Note 5). Income tax provisions for second quarter and year-to-date 1994 benefited from several minor adjustments primarily related to prior years. The effective tax rate in 1994 benefited in the first quarter from favorable adjustments resulting from an audit settlement of the consolidated federal income tax returns for the years 1988 and 1989, and in the second quarter from an adjustment to the valuation allowance for a deferred tax asset.

FINANCIAL CONDITION AND LIQUIDITY

                                      June 30, 1994    December 31, 1993
                                      -------------    -----------------
                                           (In millions of dollars)

   Cash and short-term investments       $486.5             $258.2
   Working capital                       $363.6             $365.6
   Current ratio                            1.3                1.3
   Debt to total capitalization            26.7%              27.4%

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 6). The increase in cash provided by operating activities compared with the first six months of 1993 was primarily due to lower income tax payments made in 1994 combined with higher income from operations.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions which included approximately $71 million for the first quarter acquisition of coal reserves in West Virginia and Kentucky. Absent this large property acquisition, railway and motor carrier capital expenditures, as anticipated, were well below last year. Property sales and other transactions principally reflects proceeds from dispositions of nonoperating property, while Investment sales and other transactions primarily reflects gains on the sale of investment securities and borrowings on corporate owned life insurance (COLI). Approximately $220.0 million of COLI cash surrender value, which was reflected in Other current assets in the December 31, 1993, Consolidated Balance Sheet, was borrowed in second quarter 1994 and is principally responsible for the source of cash which resulted in a large decrease in Net cash used for investing activities in 1994, compared with last year.

CASH FLOWS FROM FINANCING ACTIVITIES reflect primarily uses of cash, as no debt was issued for the six months ended June 30, 1994. Open-market purchases of NS common stock continued in accordance with the share purchase program described in Note 6.

                        PART II - OTHER INFORMATION
                       ----------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 12, 1994, at which meeting one director was elected to the class whose term will expire in 1995, four directors were elected to the class whose term will expire in 1997, and the appointment of independent public accountants was ratified.

        The five nominees for directors, who were uncontested, were elected by the following vote:

                               One-Year Term
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Jane Margaret O'Brien    117,390,461 votes        1,786,792 votes


                              Three-Year Term
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

   * William J. Crowe, Jr.    117,323,685 votes        1,853,568 votes

     David R. Goode           117,564,153 votes        1,613,100 votes

     Robert E. McNair         117,486,194 votes        1,691,059 votes

     Harold W. Pote           117,496,773 votes        1,680,480 votes


   * Admiral Crowe resigned effective May 15, 1994, to become Ambassador to the Court of St. James.


        The appointment of KPMG Peat Marwick, independent public accountants, was ratified by the following vote:

     FOR:  117,330,882 shares              AGAINST:  1,364,641 shares

                         ABSTAINED:  481,730 shares


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             Computation of Earnings Per Share

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1994.

                                SIGNATURES
                                ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NORFOLK SOUTHERN CORPORATION
                               -----------------------------------------
                                              (Registrant)




Date:   August 10, 1994        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:   August 10, 1994        /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                        Page
- -----------  ----------------------------------------------   ----

   11        Statement re Computation of Earnings Per Share  19-22