Form 10-Q
period 1994-09-30
NORFOLK SOUTHERN CORP
filed 1994-11-09
CIK 702165

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                     --------    --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                                52-1188014
- ----------------------------------------  ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

        Three Commercial Place
           Norfolk, Virginia                         23510-2191
- ----------------------------------------  ---------------------------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code        (804) 629-2680
                                                       --------------------

                                 No Change
- ---------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   (X)  Yes    ( )  No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                Outstanding as of October 31, 1994
                -----                ----------------------------------
     Common Stock (par value $1.00)     134,690,669 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1994 and 1993                      3-4

                  Consolidated Balance Sheets
                  September 30, 1994 and December 31, 1993           5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1994 and 1993      6

                  Notes to Consolidated Financial Statements      7-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  11-15

PartII. Other Information:

        Item 1.   Legal Proceedings                                 16

        Item 6.   Exhibits and Reports on Form 8-K                  16

Signatures                                                          17

Index to Exhibits                                                   18

                      PART I.  FINANCIAL INFORMATION
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)
                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                               $  325.0  $  300.2  $  952.4  $  906.6
  Merchandise                           622.7     584.2   1,880.7   1,806.5
  Other                                  28.1      29.9      82.8      93.4
                                     --------  --------  --------  --------
       Total railway                    975.8     914.3   2,915.9   2,806.5
 Motor carrier (Note 6)                 195.4     174.6     493.5     568.3
                                     --------  --------  --------  --------
       Total transportation
         operating revenues           1,171.2   1,088.9   3,409.4   3,374.8
                                     --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits
    (Notes 9 and 10)                    340.4     349.3   1,033.5   1,052.0
  Materials, services and rents         160.2     158.6     486.5     493.9
  Depreciation                           95.1      90.5     283.4     269.2
  Diesel fuel                            47.3      40.0     139.7     130.6
  Casualties and other claims            36.4      30.5     103.0      90.7
  Other                                  32.5      33.2     109.0     100.7
                                     --------  --------  --------  --------
       Total railway                    711.9     702.1   2,155.1   2,137.1
 Motor carrier (Note 6)                 181.8     161.4     476.2     627.9
                                     --------  --------  --------  --------
       Total transportation
         operating expenses             893.7     863.5   2,631.3   2,765.0
                                     --------  --------  --------  --------
       Income from operations           277.5     225.4     778.1     609.8

Other income (expense):
 Interest income                          7.4       6.2      18.7      18.9
 Interest expense on debt               (27.5)    (24.5)    (75.2)    (74.7)
 Other-net                                8.7      25.9      48.3      98.3
                                     --------  --------  --------  --------
       Total other income (expense)     (11.4)      7.6      (8.2)     42.5
                                     --------  --------  --------  --------
       Income before income taxes
         and cumulative effect of
         accounting changes             266.1     233.0     769.9     652.3

Income taxes (Note 8):
 Provision on pretax earnings            97.8      91.6     278.2     216.8
 Adjustment of net deferred tax
  liability for federal rate
  increase                               --        46.2      --        46.2
                                     --------  --------  --------  --------
       Total income taxes                97.8     137.8     278.2     263.0
                                     --------  --------  --------  --------
       Income before accounting
         changes                        168.3      95.2     491.7     389.3





                                                               (Continued)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Income (Continued)
                                (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
Cumulative effect on years prior to
 1993 of changes in accounting
 principles (Note 7) for:
  Income taxes                           --        --        --       466.8
  Postretirement benefits other than
   pensions; and postemployment
   benefits - net of taxes               --        --        --      (243.5)
                                     --------  --------  --------  --------
       NET INCOME                    $  168.3  $   95.2  $  491.7  $  612.6
                                     ========  ========  ========  ========

PER SHARE AMOUNTS (NOTE 11):
 Earnings per share before
  accounting changes                 $   1.24  $   0.69  $   3.59  $   2.79
 Cumulative effect on years prior to
  1993 of changes in accounting
  principles for:
   Income taxes                          --        --        --        3.34
   Postretirement benefits other than
     pensions; and postemployment
     benefits                            --        --        --       (1.74)
                                     --------  --------  --------  --------
       EARNINGS PER SHARE            $   1.24  $   0.69  $   3.59  $   4.39
                                     ========  ========  ========  ========

       DIVIDENDS PER SHARE           $   0.48  $   0.48  $   1.44  $   1.38



See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                              September 30,   December 31,
                                                   1994           1993
                                              -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   136.5      $    80.5
 Short-term investments (Note 4)                    320.6          177.7
 Accounts receivable - net                          763.3          729.9
 Materials and supplies                              65.7           70.3
 Deferred income taxes                              144.5          177.7
 Other current assets (Note 4)                       66.7          327.4
                                                ---------      ---------
     Total current assets                         1,497.3        1,563.5

Investments                                         173.5          160.3
Properties less accumulated depreciation          8,883.2        8,730.7
Other assets                                         99.3           65.3
                                                ---------      ---------
     TOTAL ASSETS                               $10,653.3      $10,519.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt (Note 3)                       $    46.9      $   149.5
 Accounts payable                                   718.7          653.6
 Income and other taxes                             165.9          135.3
 Other current liabilities                          133.8          145.8
 Current maturities of long-term debt                71.3          113.7
                                                ---------      ---------
     Total current liabilities                    1,136.6        1,197.9

Long-term debt (Note 3)                           1,560.0        1,481.5
Other liabilities                                 1,001.4        1,035.4
Minority interests                                   53.5           54.5

Deferred income taxes - net                       2,173.3        2,129.8
                                                ---------      ---------
     TOTAL LIABILITIES                            5,924.8        5,899.1
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             142.8          145.7
 Other capital                                      417.4          417.1
 Retained income                                  4,188.9        4,078.5

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,728.5        4,620.7
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,653.3      $10,519.8
                                                =========      =========



See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                        1994         1993
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $  491.7     $  612.6
 Reconciliation of net income to net cash
   provided by operating activities:
     Net cumulative effect of changes in
       accounting principles                              --         (223.3)
     Special charge payments                             (30.2)       (27.6)
     Depreciation                                        305.7        307.8
     Deferred income taxes                                68.3         28.5
     Nonoperating gains and losses on properties
       and investments                                   (13.1)       (67.2)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                             (43.6)        (1.9)
         Materials and supplies                            4.6          8.5
         Other current assets                             16.2         35.9
         Current liabilities other than debt              54.6         43.9
         Other - net                                       2.8         28.3
                                                      --------     --------
            Net cash provided by operating activities    857.0        745.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                     (491.9)      (508.4)
 Property sales and other transactions                    53.4         94.5
 Investments and loans                                   (44.5)       (65.5)
 Investment sales and other transactions                 260.1         46.3
 Short-term investments - net                           (143.3)        50.8
                                                      --------     --------
            Net cash used for investing activities      (366.2)      (382.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                              (197.9)      (193.0)
 Common stock issued - net                                 9.4         12.9
 Purchase and retirement of common stock                (179.0)       (98.6)
 Long-term debt proceeds                                  41.4         15.0
 Debt repayments                                        (108.7)       (74.1)
                                                      --------     --------
            Net cash used for financing activities      (434.8)      (337.8)
                                                      --------     --------
            Net increase in cash and cash equivalents     56.0         25.4

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     80.5        111.8
                                                      --------     --------
 At end of period                                      $ 136.5     $  137.2
                                                      ========     ========
- ---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  93.3     $   95.3
   Income taxes                                        $ 154.3     $  228.0


* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993.

    While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

 2. Contingencies

    There have been no significant changes since year end 1993 in matters discussed in NOTE 16, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1993), Notes to Consolidated Financial Statements, beginning on page 86. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Annual Report on Form 10-K for 1993 and in Part II, Item 1 - Legal Proceedings, of the Form 10-Q for the first quarter of 1994. A further update is included in Part II, Item 1 - Legal Proceedings, of this Form 10-Q.

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

 5. Share Purchase Programs

    Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of short-term commercial paper notes. In February 1992 and March 1991, long-term notes totaling $500 million were issued in part to repay portions of the commercial paper notes, as well as to provide funds for additional purchases. Since the first purchases in December 1987 through September 30, 1994, NS has purchased and retired

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 5. Share Purchase Programs (continued)

    56,708,500 shares of its common stock at a cost of approximately $2.4 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

 6. Motor Carrier Restructuring

    In mid-1993, NS began a restructuring of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL). The restructuring of NAVL's truckload business resulted in the liquidation or transfer to other divisions of most of the Commercial Transport Division's assets and, in December 1993, the sale of Tran-Star's (refrigerated trucking) operations. NAVL's 1994 revenues and expenses reflect the results of its remaining operations.

    In the second quarter of 1993, as a result of these planned dispositions, NS recorded a $50.3 million pretax ($32.3 million after-tax) charge and recognized an additional tax benefit of $36.8 million associated with the restructuring. The estimated costs of the restructuring included projected operating losses during the phase-out period, as well as labor, equipment and facility-related costs.

 7. Required Accounting Changes

    1994
    ----
    Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect on NS, which had no impact on earnings, resulted in a $6.3 million increase in stockholders' equity as of January 1, 1994, ($2.9 million as of September 30, 1994) reflecting unrealized appreciation on certain investments, net of the related deferred taxes.

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

    Also effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
    109). SFAS 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased 1993 net income and earnings per share by $466.8 million and $3.34, respectively.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7. Required Accounting Changes (continued)

    The effect on net income and earnings per share as a result of implementing the accounting changes was to increase net income and earnings per share by $223.3 million and $1.60 per share, respectively.

 8. Federal Income Tax Rate Increase in 1993

    Tax legislation enacted in August 1993 increased the federal corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. SFAS 109 (see Note 7) requires full recognition of such a change in the period of enactment. The effect on NS was to reduce net income for the third quarter and nine months ended September 30, 1993, by $51.8 million, or $0.37 per share. The provision for income taxes includes $46.2 million, or $0.33 per share, related to deferred tax assets and liabilities reflected in the balance sheet, and $5.6 million, or $0.04 per share, related to 1993's pretax earnings.

 9. Special Charge Reversal in 1993

    Based on NS' success in eliminating reserve board positions and other events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million and was reflected as a credit in compensation and benefits expenses. The principal factor contributing to the reversal was that, in 1993, agreement on terms for certain further labor savings could not be reached. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.

10. Early Retirement Program in 1993

    Third-quarter 1993 compensation and benefits expense included a $42.4 million charge for a voluntary early retirement program for salaried employees. The principal benefit for those who participated in the program was enhanced pension benefits.

11. Earnings Per Share

    Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding as follows:
                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                  1994        1993      1994        1993
                                -------     -------   -------     -------
                                              (In thousands)
         Average number of
           shares outstanding   135,992     139,169   137,105     139,659

    Recent decreases in the average number of outstanding shares of NS common stock are the result of the share purchase program described in
    Note 5.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
Net income increased $73.1 million, or 77 percent, in the third quarter of 1994 when compared with third quarter 1993. Last year's results included a $51.8 million increase in income taxes due to a retroactive change in the federal corporate income tax rate which became effective during that quarter (see Note 8). Excluding the Adjustment of net deferred tax liability for federal rate increase in 1993, third-quarter net income was up $26.9 million, or 19 percent, over last year.

Net income for the nine months ended September 30, 1994, was up
$56.2 million, or 13 percent, over the same period last year, excluding the 1993 cumulative effect of accounting changes (see Note 7) and the Adjustment of net deferred tax liability for federal rate increase
(see Note 8).

Railway Operating Revenues
- --------------------------
Railway operating revenues increased $61.5 million, or 7 percent, in the third quarter, and $109.4 million, or 4 percent, for the nine months ended
September 30, 1994, when compared with the same periods last year.  The increases in operating revenues were due to:
                                  Third Quarter      First Nine Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $   73.6              $  178.8
     Revenue per unit/mix              (10.3)                (58.8)
     Other                              (1.8)                (10.6)
                                    --------              --------
                                    $   61.5              $  109.4
                                    ========              ========

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The principal revenue commodity groups and the changes from the prior year were as follows:
                                  Third Quarter      First Nine Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Coal                          $   24.8               $   45.8
     Merchandise:
       Intermodal *                    12.9                   16.5
       Chemicals                       11.3                   28.4
       Metals/construction              7.4                   15.3
       Agriculture                      3.4                   20.2
       Automotive                       2.6                   (6.4)
       Paper/forest                     0.9                    0.2
     Other, principally switching
       and demurrage                   (1.8)                 (10.6)
                                   --------               --------
                                   $   61.5               $  109.4
                                   ========               ========

     * See "Merchandise" discussion for effect related to the Triple
       Crown Service Company (TCSC) partnership.

Coal
- ----
Coal revenues were up 8 percent for the third quarter and 5 percent for the nine months, when compared with last year. These improvements resulted primarily from increased utility coal traffic, up 15 percent for the third quarter and 20 percent year-to-date, compared with 1993. This compares very favorably with the national increase in electricity generation of less than 1 percent for the quarter and 2 percent year-to-date. The growth principally was due to the rebuilding of utility stockpiles and to new business. Export coal traffic was up slightly for the quarter, improving over the first and second quarters' declines related to the weak European economy. Somewhat offsetting these improvements were reductions in domestic metallurgical coal shipments due to depressed domestic coke use caused by changes in steel-making technology. For the remainder of the year, total coal traffic is expected to exceed last year's levels slightly.

Merchandise
- -----------
Third-quarter merchandise traffic produced revenue gains in all commodity groups. And, for the year-to-date, all commodity groups except automotive posted gains over 1993. Intermodal, NS' fastest growing group, was up 14 percent in the third quarter and 13 percent year-to-date, compared with last year (adjusted to exclude nonrail Triple Crown revenues in 1993). Year-to-date intermodal revenue comparisons are affected by a change in reporting as a result of the TCSC partnership with Conrail which began on April 1, 1993. Because Norfolk Southern

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Corporation indirectly owns 50 percent of TCSC, its revenues are not consolidated. Accordingly, NS' intermodal operating revenues after first quarter 1993 include only revenues for rail service provided to the partnership. Third-quarter and year-to-date intermodal traffic was up 14 percent and 11 percent, respectively, compared with last year. The chemicals group, boosted by strong movements of fertilizer, produced revenue increases of 10 percent for the quarter and 8 percent year-to-date, compared with 1993. Increased revenues also were reported in the metals/construction group, up 10 percent for the quarter and 7 percent year-to-date, compared with 1993. A 12 percent quarterly gain in steel business as a result of broad market strength (steel is having its best year since 1973), coupled with increased car supply and new traffic to Mexico, contributed to these improvements. Automotive results in 1994 have been disappointing, although the third quarter showed a small improvement over last year. Retooling downtimes at certain plants served by NS have been largely responsible for the declines. However, traffic at automotive assembly plants unaffected by retooling continues to do well. Over the next few years, growth and market share may improve steadily, as retooling is completed and new plants, such as the BMW and Mercedes-Benz facilities, come on line.
The near-term outlook for the other merchandise commodity groups is for continued strength, as growth is anticipated in most markets, particularly intermodal and metals/construction.

Railway Operating Expenses
- --------------------------
Despite increased traffic, railway operating expenses increased only $9.8 million, or 1 percent, in the third quarter of 1994 and $18.0 million, or just under 1 percent for the nine-month period, when compared with 1993. The largest increase for the quarter was in Diesel fuel, up $7.3 million, or 18 percent, due to higher consumption associated with an 8 percent increase in carloads and to a 6 percent increase in the average price per gallon. Also increasing were Casualties and other claims, up $5.9 million, or 19 percent, as a result of higher estimated claim settlement costs, and Depreciation, up $4.6 million, or 5 percent, due to increased investment in plant and equipment. Compensation and benefits expense declined slightly, despite increased business levels, largely due to lower fringe benefit costs and lower expenses related to stock-based compensation.

Included in third-quarter 1993 compensation and benefits expense were two large items described in Notes 9 and 10. The first produced a credit and was related to the 1991 special charge, which included a reserve for costs necessary to achieve the productivity gains associated with the then new crew-consist agreements. During 1993, agreement on terms for certain further labor savings could not be reached. This, taken with the early success in reducing excess employees, resulted in a $46 million surplus in the crew consist reserve which was recorded as a credit to compensation and benefits expense. The second item resulted from a voluntary early retirement program completed in September 1993. The program's total cost was $42.4 million and, in 1994, produced savings of about $12 million.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The small increase in year-to-date railway operating expenses was the net result of increases in most expense categories which were largely offset by declines in Compensation and benefits and in Materials, services and rents. The principal increases were in Depreciation, up $14.2 million, or 5 percent, due to a larger capital base; Casualties and other claims, up $12.3 million, or 14 percent, due to higher estimated claim settlement costs and to environmental clean-up costs associated with a tank car leak; and Diesel fuel, up $9.1 million, or 7 percent, largely due to increased consumption driven by a 7 percent rise in carloadings. Also increasing were Other expenses which rose $8.3 million, or 8 percent, due in part to higher relocation expenses related to new job assignments following last year's early retirement program, and to a variety of smaller factors. Compensation and benefits expenses declined $18.5 million, or 2 percent, principally as a result of lower employment taxes associated with the expiration in June 1993 of the Railroad Retirement Repayment Tax and reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period. Last year's early retirement program also had a favorable impact on Compensation and benefits expenses in 1994.

Motor Carrier Operating Revenues
- --------------------------------
Motor carrier operating revenues were up $20.8 million, or 12 percent, in the third quarter but declined $74.8 million year-to-date, when compared with the same periods last year. However, due to last year's restructuring of NAVL (see Note 6), motor carrier revenues and expenses in 1994 include only the Relocation Services (RS) and High Value Products
(HVP) divisions; through June 1993, motor carrier results also reflected the operations of the Commercial Transport (CT) Division and Tran-Star, Inc. Including only the RS and HVP divisions, year-to-date revenues were up $61.9 million, or 14 percent. The increased revenues for both the quarter and year-to-date were attributable primarily to the HVP Division. However, a substantial portion of the HVP increase was due to the inclusion of certain specialized freight business which previously was part of the discontinued CT Division.

Motor Carrier Operating Expenses
- --------------------------------
Motor carrier operating expenses increased $20.4 million, or 13 percent, for the third quarter but were down $151.7 million, or 24 percent, for the nine months, compared with the same periods last year. Excluding the discontinued operations and the 1993 restructuring charge (see related discussion in Motor Carrier Operating Revenues and Note 6), year-to-date operating expenses rose $54.3 million, or 13 percent. These increases were associated with higher volume and with higher expenses in the HVP Division that resulted from the addition of specialized freight business from the discontinued CT Division.

Other Income (Expense)
- ----------------------
Other income (expense) was down $19.0 million and $50.7 million, respec-tively, compared with third quarter and year-to-date 1993. The decrease was primarily in the Other-net category which declined $17.2 million for the quarter and $50.0 million year-to-date. Significantly lower gains on

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


property dispositions and the absence of gains on investment sales caused most of the 1994 decline. Interest income was up $1.2 million, or 19 percent, for the quarter and was about flat, year-to-date. The quarterly improvement primarily was due to an increase in invested cash which resulted from the corporate owned life insurance borrowing (see
Note 4). Interest expense on debt was up $3.0 million, or 12 percent, and $0.5 million, or 1 percent, for the third quarter and year-to-date, respectively, principally due to an adjustment of capitalized interest.

Provision for Income Taxes
- --------------------------
The provision for income taxes in the third quarter totaled
$97.8 million, for an effective tax rate of 36.8 percent, compared with an effective tax rate of 59.1 percent in 1993. For the first nine months of 1994, income taxes were $278.2 million for an effective tax rate of
36.1 percent, compared with an effective tax rate of 40.3 percent in 1993. The unusually high effective rates in 1993 primarily were related to the retroactive 1 percent increase in the federal corporate income tax rate (see Note 8). Excluding the retroactive increase, third-quarter and year-to-date 1993 effective tax rates would have been 36.9 percent and
32.4 percent, respectively. The low 1993 nine-month effective rate was largely due to the tax benefits associated with the NAVL restructuring (see Note 6). The provision for income taxes in 1994 benefited from several minor adjustments primarily related to prior years. The effective tax rate in 1994 benefited in the first quarter from favorable adjustments resulting from an audit settlement of the consolidated federal income tax returns for the years 1988 and 1989; in the second quarter from an adjustment to the valuation allowance for a deferred tax asset; and in the third quarter from a favorable return adjustment upon filing the 1993 tax return.

FINANCIAL CONDITION AND LIQUIDITY
                                   September 30, 1994  December 31, 1993
                                   ------------------  -----------------
                                           (In millions of dollars)
   Cash and short-term investments      $457.1             $258.2
   Working capital                      $360.7             $365.6
   Current ratio                           1.3                1.3
   Debt to total capitalization           26.2%              27.4%

CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 6). The increase in Net cash provided by operating activities compared with the first nine months of 1993 primarily was due to lower income tax payments made in 1994 combined with higher income from operations.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions which included approximately $71 million for the first-quarter acquisition of coal reserves in West Virginia and Kentucky. Excluding this large property acquisition,

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


railway and motor carrier capital expenditures, as anticipated, were well below last year. The Property sales and other transactions figure principally reflects proceeds from dispositions of nonoperating property, while Investment sales and other transactions primarily reflects gains on the sale of investment securities and borrowings on corporate owned life insurance (COLI). Approximately $220.0 million of COLI cash surrender value, which was reflected in Other current assets in the December 31, 1993, Consolidated Balance Sheet, was borrowed in second quarter 1994 and is principally responsible for the source of cash in Investment sales and other transactions in the Consolidated Statements of Cash Flows and for the increase in Cash and short-term investments in the table on page 14.

CASH FLOWS FROM FINANCING ACTIVITIES reflect primarily uses of cash, as total debt issued was only $41.4 million for the nine months ended September 30, 1994. A portion of the proceeds from this debt issuance had not been spent as of the end of the quarter and is reflected in Other assets in the Consolidated Balance Sheet. Open-market purchases of NS common stock have continued in accordance with the share purchase program described in Note 5.


OTHER

Lease renewal negotiations continue with respect to 300 miles of leased road in North Carolina. These leases are scheduled to expire at the end of 1994. If the leases are not renewed, NS' railroads could be required to continue using the lines subject to conditions prescribed by the ICC, or they might find it necessary ultimately to operate over an alternate route or routes. It is not expected that the resolution of this matter, whether resulting in renewal of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes, will have a material effect on NS' consolidated financial position.

                        PART II - OTHER INFORMATION
                        ---------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES



Item 1. Legal Proceedings
        -----------------

        New Orleans, Louisiana - Tank Car Fire. A number of lawsuits have been filed as a result of a tank car fire which occurred in New Orleans, La., on September 9, 1987, and resulted in the evacuation of many residents of the surrounding area. Plaintiffs allege that they were injured and sustained other economic loss when a chemical called butadiene leaked from a tank car under the control of either CSX Transportation, Inc., or New Orleans Terminal Company (a subsidiary of Norfolk Southern Railway) or both. In addition to the rail defendants, defendants in one or more of the suits include the City of New Orleans, the owner of the tank car (General American Transportation Corporation), the loader of the tank car (GATX Terminals Corporation), and the shipper (Mitsui & Co. (USA Inc.)). The suits, which are pending in the Civil District Court for the parish of Orleans, seek damages ranging from $10,000 to $20,000,000,000. Management, after consulting with legal counsel, is of the opinion that NS' ultimate liability in this matter will not materially affect the consolidated financial position of NS. Accordingly, unless circumstances result in a reassessment of NS' financial exposure that is material--not currently anticipated-- Management expects to make no further report about this matter, which has been reported previously by NS in Part II, Item 1, of its Form 10-Q Reports for the quarters ending September 30, 1987, and March 31, 1990; and in Part I, Item 3, of its Form 10-K Annual Reports for 1987, 1988, 1989, 1990, 1991, 1992 and 1993.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             Form of Severance Agreement

             Computation of Earnings Per Share

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended September 30, 1994.

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




Date:  November 9, 1994        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:  November 9, 1994        /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                        Page
- -----------  ---------------------------------------------    ----

   10        Form of Severance Agreement, dated as of
             September 1, 1994, between the Corporation
             and certain executive officers: D. R. Goode,
             J. R. Turbyfill, R. A. Brogan, J. S. Shannon,
             S. C. Tobias, D. H. Watts and H. C. Wolf         19-39

   11        Statement re Computation of Earnings Per Share   40-43

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission and
             shall not be deemed filed for purposes of
             Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934.)                                       44