Form 10-K405
NORFOLK SOUTHERN CORP
filed 1995-03-29
CIK 702165

PAGE ONE
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                       ---------------------------
                               FORM 10-K405
 (X)ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                 to
                                     ---------------    ---------------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
 -----------------------------------------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (x)

    The aggregate market value of the voting stock held by nonaffiliates as of February 28, 1995: $8,755,508,161

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995: 132,416,136 (excluding 7,252,634 shares held by registrant's consolidated subsidiaries)

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 3, 1995) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           Item                                                Page
           ----                                                ----
Part I      1.   Business                                        4

            2.   Properties                                      4

            3.   Legal Proceedings                              21

            4.   Submission of Matters to a Vote of Security
                    Holders                                     21

                 Executive Officers of the Registrant           22


Part II     5.   Market for Registrant's Common Stock and
                    Related Stockholder Matters                 26

            6.   Selected Financial Data                        27

            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  34

            8.   Financial Statements and Supplementary Data    48

            9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      75


Part III   10.   Directors and Executive Officers of the
                    Registrant                                  75

           11.   Executive Compensation                         75

           12.   Security Ownership of Certain Beneficial
                    Owners and Management                       75

           13.   Certain Relationships and Related
                    Transactions                                75


Part IV    14.   Exhibits, Financial Statement Schedule, and
                    Reports on Form 8-K                         76

                 Index to Consolidated Financial Statement
                    Schedule                                    76


Power of Attorney                                               80

Signatures                                                      80

Exhibit Index                                                   84

                                 PART I

Item 1.   Business.
------    --------

      and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Corporation (Norfolk Southern) was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia. On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company
(NW) and Southern Railway Company (Southern). In accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and related Plans of Merger, and with the approval of the transaction by the Interstate Commerce Commission (ICC), each issued share of NW's common stock was converted into one share of Norfolk Southern Common Stock and each issued share of Southern common stock was converted into l.9 shares of Norfolk Southern Common Stock. The outstanding shares of Southern's preferred stock remained outstanding without change.

          Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). As of February 28, 1995, all the common stock of NW
(100 percent voting control) is owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway and 9.6 percent of its preferred stock (resulting in 94.4 percent voting control) are owned directly by Norfolk Southern.

          On June 21, 1985, Norfolk Southern acquired control of North American Van Lines, Inc. and its subsidiaries (NAVL), a diversified motor carrier. In accordance with an Acquisition Agreement dated May 2, 1984, and with the approval of the transaction by the ICC, Norfolk Southern acquired all the issued and outstanding common stock of NAVL from PepsiCo, Inc. During 1993, NAVL underwent a restructuring (see discussion on page 6 and in Note 15 of Notes to Consolidated Financial Statements on page 71) designed to enhance its opportunities to return to profitability.

          Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

          RAILROAD OPERATIONS - As of December 31, 1994, NS' railroads operated 14,652 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,780 miles are owned, 677 miles are leased and 1,195 miles are operated under trackage rights; also, of this total, 11,991 miles are main line and 2,661 miles are branch line. In addition, NS' railroads operate approximately 10,907 miles of passing, industrial, yard and side tracks.

          NS' railroads have major leased lines in North Carolina and between Cincinnati, Ohio, and Chattanooga, Tennessee. The North Carolina leases, covering approximately 300 miles, expired by their terms at the end of 1994. However, NS expects these leases to be renewed or extended and NS' railroads have reached tentative understandings for such renewal or extension. The tentative arrangements call for payment of an annual rental of $8 million in 1995, with inflation adjustments in succeeding years. Pending the approval of a form of lease extension agreement by the parties, NS' railroads continue to operate over these lines under the terms of the expired leases. If these leases ultimately are not renewed or extended, NS' railroads could be required to continue using the lines subject to conditions prescribed by the ICC or they might find it necessary to operate over an alternate route or routes. It is not expected that the resolution of this matter (whether resulting in renewal or extension of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes) will have a material effect on NS' consolidated financial position.

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

          The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition to serving other established centers, the system's lines reach many industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          NS rail subsidiaries and other railroads have entered into service interruption agreements, effective December 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS were so affected, it could receive daily indemnities from non-affected parties; if parties other than NS were affected, NS could be required to pay indemnities to those parties. If NS were required to pay the maximum amount of indemnities required of it under these agreements--an event considered unlikely at this time--such liability should not exceed approximately $85 million.

          MOTOR CARRIER OPERATIONS - DOMESTIC OPERATIONS - NAVL's principal transportation activity now is the domestic, irregular route common and contract carriage of used household goods and special commodities between points in the United States. NAVL also operates as an intrastate carrier of property in 19 states.

          Prior to its restructuring in 1993, NAVL's domestic motor carrier business was organized into three primary divisions:
Relocation Services (RS) specializing in residential relocation of used household goods; High Value Products (HVP) specializing in office and industrial relocations and transporting exhibits; and Commercial Transport (CT) specializing in the transportation of truckload shipments of general commodities. In 1993, NAVL underwent a restructuring involving termination of the CT Division and sale of the operations of Tran-Star, Inc. (Tran-Star), NAVL's refrigerated trucking subsidiary. In 1993, NAVL discontinued CT's operations, transferred some parts of CT's business to other divisions and began selling CT's assets that were not needed in NAVL's other operations. The sale of Tran-Star's operations was completed on December 31, 1993.

          During 1994, the RS and HVP divisions conducted operations through agents at 696 locations in the United States. Agents are local moving and storage companies that provide NAVL with such services as solicitation, packing and warehousing in connection with the movement of household goods and specialized products. NAVL's future domestic operations are expected to be conducted principally through the RS and HVP divisions.

           Customized Logistics Services (CLS) was established in 1993 as an operating unit of the HVP Division. CLS' business is to focus NAVL's resources to respond to a variety of customer needs for integrated logistics services. The services include emergency parts order fulfillment, time-definite transportation and in-transit merge programs.

          FOREIGN OPERATIONS - NAVL's foreign operations are conducted through the RS and HVP Divisions and through foreign subsidiaries, including North American Van Lines Canada, Ltd. The latter subsidiary provides motor carrier service for the transportation of used household goods and specialized commodities between most points in Canada through a network of approximately 179 agent locations. NAVL's international operations consist primarily of forwarding used household goods to and from the United States and between foreign countries through a network of approximately 330 foreign agents and representatives. NAVL's international operations are structurally aligned with the services provided by its domestic operating divisions. All international household goods operations and related subsidiaries in Alaska, Canada and Panama are assigned to the RS Division. The remaining international operations, which include subsidiaries in the United States, Germany and the United Kingdom, are involved in the transportation of selected general and specialized commodities and are assigned to the HVP Division.

          TRIPLE CROWN OPERATIONS - Until April 1993, Norfolk Southern's intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered
Trademark) (RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of Norfolk Southern and Consolidated Rail Corporation
(CR) are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC.
Because NS indirectly owns only 50 percent of TCSC, the revenues of TCSC are not consolidated with the results of NS. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via CR. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York.

          TRANSPORTATION OPERATING REVENUES - NS' total transportation operating revenues were $4.58 billion in 1994. These revenues were received for the transportation of revenue freight: 282.7 million tons by rail and 0.9 million tons by motor carrier. Of the rail tonnage, approximately 221.9 million tons originated on line, approximately
242.8 million tons terminated on line (including 187.9 million tons of local traffic -- originating and terminating on line) and approximately 5.9 million tons was overhead traffic (neither originating nor terminating on line).

          Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal transportation operating revenue sources for the period 1990 through 1994 are set forth in the following table:

                                         Year Ended December 31,
Principal Sources of      ----------------------------------------------------
Transportation Operating
Revenues                    1994       1993       1992       1991       1990
-------------------------   ----       ----       ----       ----       ----
                      (Revenues in Millions, and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,262.5   $1,213.3   $1,296.0   $1,330.3   $1,408.8
  % of total
   transportation
   operating revenues....     27.6%      27.2%      28.1%      29.9%      30.5%
  Revenue ton miles......     43.8       41.4       41.9       42.7       46.0
  % of total revenue
   ton miles.............     35.5%      36.2%      37.4%      39.5%      41.5%

                                         Year Ended December 31,
Principal Sources of      ----------------------------------------------------
Transportation Operating
Revenues                    1994       1993       1992       1991       1990
-------------------------   ----       ----       ----       ----       ----
                      (Revenues in Millions, and Revenue Ton Miles in Billions)
CHEMICALS
  Revenues............... $  512.2   $  472.9   $  471.7   $  449.7   $  443.9
  % of total
   transportation
   operating revenues....     11.2%      10.6%      10.2%      10.1%       9.6%
  Revenue ton miles......     16.7       14.7       14.3       13.6       12.8
  % of total revenue
   ton miles.............     13.5%      12.8%      12.8%      12.6%      11.5%

PAPER/FOREST
  Revenues............... $  505.4   $  502.7   $  499.5   $  476.1   $  486.5
  % of total
   transportation
   operating revenues....     11.0%      11.3%      10.9%      10.7%      10.5%
  Revenue ton miles......     15.3       15.1       14.7       13.6       13.3
  % of total revenue
   ton miles.............     12.4%      13.2%      13.1%      12.6%      12.0%

AUTOMOTIVE
  Revenues............... $  432.1   $  429.5   $  401.5   $  325.9   $  367.9
  % of total
   transportation
   operating revenues....      9.4%       9.6%       8.7%       7.3%       8.0%
  Revenue ton miles......      4.2        4.2        3.7        3.0        3.7
  % of total revenue
   ton miles.............      3.4%       3.7%       3.3%       2.8%       3.3%

AGRICULTURE
  Revenues............... $  347.5   $  319.7   $  301.4   $  293.6   $  299.6
  % of total
   transportation
   operating revenues....      7.6%       7.2%       6.6%       6.6%       6.5%
  Revenue ton miles......     15.6       13.6       12.6       12.2       11.3
  % of total revenue
   ton miles.............     12.6%      11.9%      11.3%      11.3%      10.2%

METALS/CONSTRUCTION
  Revenues............... $  321.4   $  296.1   $  276.3   $  274.0   $  305.6
  % of total
   transportation
   operating revenues....      7.0%       6.7%       6.0%       6.1%       6.6%
  Revenue ton miles......     10.4        9.6        8.5        8.2        9.1
  % of total revenue
   ton miles.............      8.4%       8.4%       7.6%       7.6%       8.2%

                                         Year Ended December 31,
Principal Sources of      ----------------------------------------------------
Transportation Operating
Revenues                    1994       1993       1992       1991       1990
-------------------------   ----       ----       ----       ----       ----
                      (Revenues in Millions, and Revenue Ton Miles in Billions)
INTERMODAL
(Trailers and Containers)
  Revenues............... $  425.6   $  372.0   $  341.0   $  324.6   $  300.1
  % of total
   transportation
   operating revenues....     9.3%        8.3%       7.4%       7.3%       6.5%
  Revenue ton miles......     16.3       13.0       11.9       10.4       10.1
  % of total revenue
   ton miles.............     13.2%      11.4%      10.6%       9.6%       9.1%

OTHER INTERMODAL RELATED*
  Revenues............... $   --     $   18.2*  $   67.9   $   56.0   $   50.8
  % of total
   transportation
   operating revenues....     --          0.4%       1.5%       1.3%       1.1%
  Revenue ton miles......     --         --         --         --         --
                          --------   --------   --------   --------   --------
Total Railway Freight
   Revenues.............. $3,806.7   $3,624.4   $3,655.3   $3,530.2   $3,663.2
Railway revenue ton miles    122.3      111.6      107.6      103.7      106.3

OTHER RAILWAY OPERATING
  Revenues, principally
  switching and
  demurrage.............. $  111.4   $  121.5   $  121.7   $  123.8   $  122.8
  % of total
   transportation
   operating revenues....      2.4%       2.7%       2.6%       2.8%       2.7%
                          --------   --------   --------   --------   --------
Total Railway Operating
   Revenues.............. $3,918.1   $3,745.9   $3,777.0   $3,654.0   $3,786.0

MOTOR CARRIER**
  Revenues............... $  663.2   $  714.2   $  829.6   $  797.3   $  831.0
  % of total
   transportation
   operating revenues....     14.5%      16.0%      18.0%      17.9%      18.0%
  Revenue Ton Miles......      1.2        2.7        4.4        4.4        4.7
  % of total revenue
   ton miles.............      1.0%       2.4%       3.9%       4.0%       4.2%
                          --------   --------   --------   --------   --------
Total Transportation
  Operating Revenues..... $4,581.3   $4,460.1   $4,606.6   $4,451.3   $4,617.0
Total Revenue Ton Miles..    123.5      114.3      112.0      108.1      111.0

Note: Revenue ton miles (RTMs) for 1990 have been restated from "shortest distance" miles to "actual route" miles. RTMs for 1990 through 1992 have been restated from a "one-month-delayed" basis to a "current-month" basis.

 * See discussion on page 7 regarding TCSC revenues.
** See discussion on page 6 regarding motor carrier restructuring.

          COAL TRAFFIC - Ranked by tons handled, coal, coke and iron ore--most of which is bituminous coal--is NS' railroads' principal commodity group. NS' railroads originated 114.7 million tons of coal, coke and iron ore in 1994 and handled a total of 125.9 million tons. Originated tonnage increased 2.3 percent from 112.1 million tons in 1993, and total tons handled increased 6.7 percent from 118.0 million tons in 1993. Revenues from coal, coke and iron ore, which accounted for 28 percent of NS' total transportation operating revenues and 36 percent of total revenue ton miles in 1994, were $1.26 billion, an increase of 4 percent from $1.21 billion in 1993.

          The following table shows total coal tonnage originated on-line, received from connections and handled for the five years ended December 31, 1994:

                              Tons of Coal (Millions)
                    ---------------------------------------------
                     1994     1993      1992      1991      1990
                     ----     ----      ----      ----      ----
     Originated      112.0    109.7     115.5     116.8     126.6
     Received         11.1      5.9       6.3       6.5       6.8
                     -----    -----     -----     -----     -----
     Handled         123.1    115.6     121.8     123.3     133.4

     Note: Coal tonnage for 1990 has been restated from a "settled" basis to a "movement" basis.

          Of the 112.0 million tons of coal originating on NS railroad lines in 1994, the approximate breakdown by origin state is as
follows:   41.2 million tons from West Virginia, 36.5 million tons
from Virginia, 23.6 million tons from Kentucky, 5.7 million tons from Alabama, 3.0 million tons from Illinois, 1.5 million tons from Tennessee, and 0.5 million tons from Indiana. Of this NS-origin coal, approximately 25.0 million tons moved for export, principally through NS pier facilities at Norfolk (Lamberts Point), Va.; 18.3 million tons moved to domestic and Canadian steel industries; 59.8 million tons of steam coal moved to electric utilities; and 8.9 million tons moved to other industrial and miscellaneous users. NS' railroads moved
10.4 million tons of originated coal to various docks on the Ohio River for further movement by barge and 5.2 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

          Total coal tonnage handled through all system ports in 1994 was 43.6 million. Of this total, 64 percent moved through the pier facilities at Lamberts Point. In 1994, total tonnage handled at Lamberts Point, including coastwise traffic, was 27.8 million tons, a
0.7 percent increase from the 27.6 million tons handled in 1993.

          For the five years ended December 31, 1994, the quantities of NS coal handled only for export through Lamberts Point were as follows:

                          Export Coal through Lamberts Point
                                 (Millions of tons)
                    --------------------------------------------
                     1994     1993      1992      1991      1990
                     ----     ----      ----      ----      ----
         Originated  23.9     24.6      30.8      34.3      35.1
         Handled     24.1     24.9      31.2      34.6      35.4

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 34.

          MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Chemicals; Paper/Forest; Automotive; Agriculture; and Metals/Construction).
Total NS railroad merchandise revenues increased in 1994 to $2.54 billion, a 6 percent increase over 1993. Railroad merchandise carloads handled in 1994 were 3.03 million, compared with 2.82 million handled in 1993, an increase of 8 percent.

          Intermodal results reflect the effect of the formation, in April 1993, of TCSC, a partnership between NS and Conrail subsidiaries (see also page 7). This partnership provides RoadRailer(RT) and domestic container services previously offered by a wholly owned NS subsidiary. Because NS owns only 50 percent of TCSC, its revenues are not consolidated, and NS' 1994 and 1993 intermodal revenues include only revenues for rail service provided by NS to the partnership. Excluding this partnership effect, 1994 intermodal revenues increased 14%, compared with 1993, and 1993 intermodal revenues increased 10 percent, compared with 1992.

          In 1994, 106.4 million tons of merchandise freight, or approximately 68 percent of total rail merchandise tonnage handled by NS, originated on line. The balance of NS' railroad merchandise traffic was received from connecting carriers (mostly railroads, with some intermodal, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

           Revenues in all six market groups comprising merchandise traffic improved over 1993, with four of the six increasing by 8% or more. The biggest gains were in Intermodal, up $53.6 million (adjusted for the effect of the TCSC partnership); Chemicals, up $39.3 million; Agriculture, up $27.8 million; and Metals/Construction, up $25.3 million.

           See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 34.

          MOTOR CARRIER TRAFFIC - NAVL's traffic volume decreased during 1994 due to the restructuring in 1993 (see page 6). Total motor carrier revenues were $663.2 million, down 7 percent from 1993, which included six months of revenues from the subsequently discontinued operations prior to the restructuring of NAVL. Adjusted for the effect of discontinued truckload operations in 1993, motor carrier operating revenues in 1994 increased 15 percent. NAVL's expenses decreased
17 percent in 1994, also resulting from the restructuring.

          DOMESTIC OPERATIONS now are conducted through NAVL's RS and HVP divisions. In 1994, total domestic shipments for these divisions were 379,294, up 8 percent from 1993. Further comments about each division follow.

          Domestic shipments of used household goods transported by the RS Division fall into three market categories. Approximately
50 percent of the domestic shipment volume comes from the sale of moving services to individual consumers. Another 38 percent comes from corporations and other businesses that pay for the relocation of their employees. The remaining 12 percent is derived from military, government and other sources. Total domestic RS Division shipments in 1994 represented 31 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Total domestic revenues from this division were up 5 percent, compared with 1993, and represented 43 percent of total revenues from operations.

          The HVP Division specializes in providing transportation services in less-than-truckload (LTL) and truckload (TL) quantities of sensitive products. These products are divided into the following categories: office furniture and equipment, exhibits and displays, electronic equipment, industrial machinery, commercial relocation, LTL furniture and selected general commodities. Total HVP Division shipments transported in 1994, including TL and LTL, represented
69 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Revenues from this division were up
29 percent from 1993 levels and represented 46 percent of total revenues from operations.

          The operations of the CT Division were discontinued in 1993. Total CT Division shipments transported in 1993 represented 36 percent of NAVL's total domestic motor carrier shipments transported for the entire year by the three primary divisions. Revenues from this division were down 50 percent in 1993 compared with 1992 levels and represented 19 percent of total revenues from operations.

          FOREIGN OPERATIONS include NAVL's Canadian subsidiary, North American Van Lines Canada, Ltd., as well as operating subsidiaries in England, Germany and Panama. Foreign operations involving the transportation of used household goods and selected general and specialized commodities generated revenues of $71.1 million in 1994, up 3 percent from 1993. Revenues from foreign operations represented 11 percent of NAVL's total revenues.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroad operations during the periods indicated:

                                    Year Ended December 31,
                           ----------------------------------------
                           1994     1993     1992     1991     1990
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          122.3    111.6    107.6    103.7    106.3
Freight train miles
 traveled (millions)        46.0     43.3     41.1     37.8     36.8
Revenue tons per carload    65.6     65.1     66.0     66.7     68.7
Revenue per ton mile     $0.0311  $0.0325  $0.0340  $0.0341  $0.0345
Revenue tons per train     2,655    2,577    2,618    2,743    2,884
Revenue ton miles
 per man-hour worked       2,579    2,304    2,184    2,023    1,955
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         73.4     75.6     75.5     78.3*    78.4

Note: Revenue ton miles (RTMs) for 1990 have been restated from a "shortest route" basis to an "actual route" basis. RTMs for 1990 through 1992 have been restated from a "one-month delay" basis to a "current-month" basis.

* Excluding a special charge in 1991 which increased railway operating expenses by $483 million.

          FREIGHT RATES - In 1994 NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. Proposals pending in Congress in early 1995 would further reduce rate regulation of railroads.

          In 1994, the ICC found NS' railroads "revenue inadequate" based on results for the year 1993. A railroad is "revenue inadequate" under the Interstate Commerce Act when its return on net investment does not exceed the rail industry's composite cost of capital. The absence of "revenue adequacy" lets a railroad use a provision in the Interstate Commerce Act allowing increases in regulated rates by a specific percentage. However, with the decreasing importance of regulated tariff traffic to NS' railroads, the ICC's "revenue adequacy" findings have less impact than formerly.

          Pricing and service flexibility afforded by the Motor Carrier Act of 1980 and the Household Goods Transportation Act of 1980 has resulted in NAVL's increased emphasis on innovative pricing action in order to remain competitive. Since 1980, NAVL has increasingly operated as a contract carrier. As of December 31, 1994, domestic contract carriage agreements accounted for the following percentage of shipments: RS Division, 28 percent and HVP Division, 80 percent.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, N.C. Former Amtrak operations between East St. Louis and Centralia, Il., were discontinued by Amtrak on November 3, 1993. Commuter trains continued operations on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for reimbursement of related expenses incurred by NS. During 1993, a lease of the Chicago to Manhattan, Il., line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced an agreement under which NS had provided commuter rail service for the Authority.

          NONCARRIER OPERATIONS - Norfolk Southern's noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1994, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 14.

          In January 1994, certain Norfolk Southern subsidiaries purchased rights with respect to an estimated 210 million recoverable tons of coal located primarily in eastern Kentucky and southern West Virginia. The cash purchase price for the acquisition was $71 million. These coal reserves have been leased to various producers who operate and mine the properties under long-term leases providing royalty income to NS.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1994, NS owned or leased the following units of equipment:

                                Number of Units
                       --------------------------------    Capacity
                         Owned*      Leased     Total    of Equipment
                         -----       ------     -----    ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,833           6      1,839     5,424,950
  Switching                 155        --          155       228,550
  Auxiliary units            67        --           67        --
                        -------      ------    -------     ---------
    Total locomotives     2,055           6      2,061     5,653,500
                        =======      ======    =======     =========

Freight Cars:                                                (Tons)
  Hopper                 36,499        --       36,499     3,607,549
  Box                    23,153         232     23,385     1,765,937
  Covered Hopper         15,466         685     16,151     1,593,735
  Gondola                18,478          50     18,528     1,754,900
  Flat                    4,336          53      4,389       306,750
  Caboose                   333        --          333        --
  Other                   2,314         774      3,088       199,922
                        -------      ------    -------     ---------
    Total freight cars  100,579       1,794    102,373     9,228,793
                        =======      ======    =======     =========

Other:
  Work equipment          6,640           5      6,645
  Vehicles                3,971        --        3,971
  Highway trailers        3,225       1,997      5,222
  RoadRailers(RT)           997        --          997
  Miscellaneous           1,472        --        1,472
                        -------      ------    -------
    Total other          16,305       2,002     18,307
                        =======      ======    =======


* Includes railroad equipment leased to outside parties and railroad equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

          The following table indicates the number and age of locomo-tives and freight cars owned by NS at December 31, 1994:

                                        Year Built
             ----------------------------------------------------------------
                                                 1984-  1978-  1977 &
             1994   1993   1992   1991   1990    1989   1983   Before  Total
             ----   ----   ----   ----   ----    ----   ----   ------  -----
Locomotives:
  Number of
    units      25     31     55     53     46     413     535     897   2,055
  Percent of
    fleet     1.2    1.5    2.7    2.6    2.2    20.1    26.0    43.7   100.0

Freight cars:
  Number of
    units     788    931    581    787  1,729   3,275  17,097  75,391 100,579
  Percent of
    fleet     0.8    0.9    0.6    0.8    1.7     3.3    17.0    74.9   100.0

          The average age of the freight car fleet at December 31, 1994, was 21.9 years. During 1994, NS retired 3,333 freight cars. As of December 31, 1994, the average age of the locomotive fleet was
15.8 years. During 1994, NS retired 24 locomotives, the average age of which was 23.6 years. Since 1988, NS has rebodied more than 17,200 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is indicated by the percentage of freight cars built in earlier years.

          NS continues freight car and locomotive maintenance programs to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In recent years, as illustrated in the table below, the bad order ratio has risen or remained fairly stable primarily due to the storage of certain types of cars which are not in high demand. Funds were not spent to repair cars for which present and future customers' needs could be adequately met without such repair programs. Also, NS' own standards of what constitutes a "serviceable" car have risen, and NS continues its disposition program for underutilized, unserviceable and overage cars.

                                             Annual Average
                                   ------------------------------------
                                   1994    1993    1992    1991    1990
                                   ----    ----    ----    ----    ----
Freight Cars (excluding cabooses):
    NS                             6.7%    7.3%    7.6%    6.5%    6.4%
    All Class I railroads          7.3     7.1     7.5     7.3     7.7

Locomotives:
    NS                             4.7     4.3     4.4     4.3     4.2

Note: Since 1992, the locomotive bad order ratio has been calculated excluding stored locomotives. Years prior to 1992 have been restated to conform to this presentation.

          TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is heavyweight rail ranging from 90 to 155 pounds per yard.
Of the 23,172 miles of track maintained by NS as of December 31, 1994, 15,712 were laid with welded rail.

          The density of traffic on NS running tracks (main line trackage plus passing tracks) during 1994 was as follows:

               Gross tons of
              freight carried
              per track mile      Track miles       Percent
                (Millions)     of running tracks*   of total
              ---------------  -----------------    --------
                0-4                   5,478              32
                5-19                  5,289              32
                20 and over           5,993              36
                                     ------             ---
                                     16,760             100

                *Excludes trackage rights.

          The following table summarizes certain information about NS' track roadway additions and replacements during the last five years:

                               1994    1993    1992    1991    1990
                               ----    ----    ----    ----    ----
Track miles of rail installed    480     574     660     679     743
Crossties installed (millions)   1.7     1.6     1.9     1.9     1.9
Miles of track surfaced        4,760   5,048   5,690   5,646   5,844

          MICROWAVE SYSTEM - The NS microwave system, consisting of 6,584 radio path miles, 374 active stations and 7 passive repeater stations, provides communications for Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides approximately 2,168,990 individual voice channel miles of circuits. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

          TRAFFIC CONTROL - Of a total of 13,457 road miles operated by NS, excluding trackage rights over foreign lines, 5,274 road miles are governed by centralized traffic control systems (of which 81 miles are controlled by data radio from seven microwave site locations) and 2,734 road miles are equipped for automatic block system operation.

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

          MOTOR CARRIER PROPERTY:

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

          As of December 31, 1994, agents and owner-operators together supplied 3,531 tractors, representing 97 percent of the U.S. power equipment operated in NAVL service. Also as of December 31, 1994, NAVL owned 3,028 trailer units, representing 55 percent of the U.S. trailer fleet in NAVL service. The remaining 45 percent was provided mainly by agents and owner-operators. Agents and owner-operators also provided 1,088 straight trucks, or 98 percent of such units in NAVL service.

          NAVL has an extensive program for the repair and maintenance of its trailer equipment. In 1994, work orders on approximately 15,475 trailers were completed at NAVL's facility in Fort Wayne. As of December 31, 1994, the average age of trailer equipment in the NAVL fleet was 7.9 years.

          COMPUTERS - NAVL relies extensively on data processing facilities for shipment planning and dispatch functions as well as shipment tracing. Data processing capabilities are also utilized in revenue processing functions, driver and agent account settlement activity, and internal accounting and record keeping service.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $520.9 million as of December 31, 1994, and $551.4 million at December 31, 1993. In addition, a significant portion of NS' properties is subject to liens securing, as of December 31, 1994, and 1993, approximately $83.9 million and $125.9 million of mortgage debt, respectively.

          Many of the tractors utilized in NAVL service are purchased by NAVL from manufacturers and resold to agents and owner-operators under a NAVL-sponsored financing program. At December 31, 1994, NAVL had $21.3 million in such tractor contracts receivable. This program allows NAVL to generate the funds necessary to purchase the tractors and to resell them under favorable financing terms. The equipment is sold under conditional sales contracts with the agents and owner-operators.

          CAPITAL EXPENDITURES - During the five calendar years ended
December 31, 1994, NS' capital expenditures for road, equipment and other property were as follows:

                                     Capital Expenditures
                         -------------------------------------------
                           1994     1993     1992     1991     1990
                           ----     ----     ----     ----     ----
                                  (In millions of dollars)
 Transportation property
   Road                  $ 384.6  $ 417.9  $ 426.5  $ 395.4  $ 391.5
   Equipment               245.9    240.5    281.3    235.2    295.5
 Other property             82.4     10.8      8.3     82.8      9.9
                         -------  -------  -------  -------  -------
 Total                   $ 712.9  $ 669.2  $ 716.1  $ 713.4  $ 696.9
                         =======  =======  =======  =======  =======

           NS' capital spending and maintenance programs are and have been designed to assure NS' ability to provide safe, efficient and reliable transportation services. For 1995, NS is planning $695 million of capital spending, of which $686 million will be for railway projects and $9 million for motor carrier property. NS anticipates new equipment financing of approximately $110 million in 1995.
Looking further ahead, total rail and motor carrier capital spending is expected to remain in the $600 to $700 million range for the next few years. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis" on page 34, and in
Note 17 to the Consolidated Financial Statements on page 72.

          EMPLOYEES - NS employed an average of 27,168 employees in 1994, compared with an average of 29,304 in 1993. The approximate average cost per employee during 1994 was $40,667 in wages and $17,417 in employee benefits. Approximately 75 percent of these employees are represented by various labor organizations.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the ICC, various state regulatory agencies and the Department of Transportation. The ICC has jurisdiction over many rates, routes, conditions of service, and the extension or abandonment of rail lines. The ICC also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of the railroads by the ICC, started over a decade ago under the Staggers Rail Act of 1980, has continued. The ICC has recently authorized the partial deregulation of the charges railroads pay for the use of rail cars.
NS is expected to benefit from the deprescription of car hire because it owns older cars of types which are in high demand. These cars will likely bring higher rentals under deprescription than under regulated rates.

          Certain revenue transactions and classes of traffic have been exempted from ICC regulation. Those most significant for NS' railroads are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, after approval by the ICC, effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under ICC-approved transportation contracts.

          In early 1995, Congress had under consideration proposals for additional reductions in economic regulation of railroads, including proposals for "sunsetting" the ICC and transferring its remaining functions to another agency.

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

          COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

          NS' primary rail competitor is the CSX system; both operate throughout much of the same territory. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage. Increasingly, cooperative strategies between railroads (such as the TCSC partnership involving NS and CR, see page 7) and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

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



Item 3.   Legal Proceedings.
------    -----------------

          None.



Item 4.   Submission of Matters to a Vote of Security Holders.
------    ----------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Registrant.
-------------------------------------

          Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1995, relating to these officers:

                                      Business Experience during
Name, Age, Present Position                 past 5 Years
---------------------------     ------------------------------------
David R. Goode, 54,              Present position since September
  Chairman, President and          1992.  Served as President from
  Chief Executive Officer          October 1991 to September 1992,
                                   Executive Vice President-
                                   Administration from January to
                                   October 1991 and prior thereto as
                                   Vice President-Taxation.

John R. Turbyfill, 63,           Present position since June 1993.
  Vice Chairman                    Served prior thereto as Executive
                                   Vice President-Finance.

R. Alan Brogan, 54, Executive    Present position since December
  Vice President-Transportation    1992.  Served as Vice President-
  Logistics (and President-North   Quality Management from April
  American Van Lines, Inc.)        1991 to December 1992, Vice
                                   President-Material Management and
                                   Property Services from July 1990
                                   to April 1991, and prior thereto
                                   as Vice President-Material
                                   Management.

John S. Shannon, 64, Executive   Present position since June
  Vice President-Law               1982.

Stephen C. Tobias, 50,           Present position since July
  Executive Vice President-        1994.  Served as Senior Vice
  Operations                       President-Operations from October
                                   1993 to July 1994, Vice President-
                                   Strategic Planning from December
                                   1992 to October 1993, and prior
                                   thereto as Vice President-
                                   Transportation.

D. Henry Watts, 63, Executive    Present position since July
  Vice President-Marketing         1986.

                                      Business Experience during
Name, Age, Present Position                 past 5 Years
---------------------------      ------------------------------------
Henry C. Wolf, 52, Executive     Present position since June 1993.
  Vice President-Finance           Served as Vice President-Taxation
                                   from January 1991 to June 1993,
                                   and prior thereto as Assistant
                                   Vice President-Tax Counsel.

Paul N. Austin, 51, Vice         Present position since June 1994.
  President-Personnel              Served as Assistant Vice
                                   President-Personnel from February
                                   1993 to June 1994, and prior
                                   thereto as Director Compensation.

William B. Bales, 60, Vice       Present position since August 1993.
  President-Coal Marketing         Served prior thereto as Vice
                                   President-Coal and Ore Traffic.

James C. Bishop, Jr., 58,        Present position since August
  Vice President-Law               1989.

John F. Corcoran, 54, Vice-      Present position since March 1992.
  President-Public Affairs         Served prior thereto as Assistant
                                   Vice President-Public Affairs.

Thomas L. Finkbiner, 42,         Present position since August 1993.
  Vice President-Intermodal        Served as Senior Assistant Vice
                                   President-International and
                                   Intermodal from April to August
                                   1993, and prior thereto as
                                   Assistant Vice President-
                                   International and Intermodal.

James L. Granum, 58, Vice        Present position since March 1992.
  President-Public Affairs         Served prior thereto as Assistant
                                   Vice President-Public Affairs.

James A. Hixon, 41, Vice         Present position since June 1993.
  President-Taxation               Served as Assistant Vice
                                   President-Tax Counsel from
                                   January 1991 to June 1993, and
                                   prior thereto as General Tax
                                   Attorney.

Jon L. Manetta, 57, Vice         Present position since June 1994.
  President-Transportation         Served as Assistant Vice
                                   President-Transportation from
                                   October 1993 to June 1994,
                                   Assistant Vice President-
                                   Strategic Planning from January
                                   1993 to October 1993, Director
                                   Joint Facilities and Budget from
                                   March 1992 to January 1993,
                                   Assistant Terminal Superintendent-
                                   Transportation from January 1991
                                   to March 1992, and prior thereto
                                   as Assistant Superintendent-St.
                                   Louis Terminal.

                                      Business Experience during
Name, Age, Present Position                 past 5 Years
---------------------------      ------------------------------------
Harold C. Mauney, Jr., 56,       Present position since December
  Vice President-Quality           1992.  Served as Assistant Vice
  Management                       President-Quality Management from
                                   April 1991 to December 1992, and
                                   prior thereto as General Manager-
                                   Intermodal Transportation
                                   Services.

Donald W. Mayberry, 51,          Present position since October
  Vice President-Mechanical        1987.

James W. McClellan, 55, Vice     Present position since October
  President-Strategic Planning     1993.  Served as Assistant Vice
                                   President-Corporate Planning from
                                   March 1992 to October 1993, and
                                   prior thereto as Director-
                                   Corporate Development.

Kathryn B. McQuade, 38,          Present position since December
  Vice President-Internal Audit    1992.  Served as Director-Income
                                   Tax Administration from May 1991
                                   to December 1992, and prior
                                   thereto as Director-Federal
                                   Income Tax Administration.

Charles W. Moorman, 43, Vice     Present position since October
  President-Information            1993.  Served as Vice President-
  Technology                       Employee Relations from December
                                   1992 to October 1993, Vice
                                   President-Personnel and Labor
                                   Relations from February to
                                   December 1992, Assistant Vice
                                   President-Stations, Terminals and
                                   Transportation Planning from March
                                   1991 to February 1992, Senior
                                   Director Transportation Planning
                                   from March 1990 to March 1991, and
                                   prior thereto as Director,
                                   Transportation Planning.

Phillip R. Ogden, 54, Vice       Present position since December
  President-Engineering            1992.  Served as Assistant Vice
                                   President-Maintenance from
                                   November 1990 to December 1992,
                                   and prior thereto as Chief
                                   Engineer-Line Maintenance North.

                                      Business Experience during
Name, Age, Present Position                 past 5 Years
---------------------------      ------------------------------------

L. I. Prillaman, Jr., 51,        Present position since December
  Vice President-Properties        1992.  Served prior thereto as
                                   Vice President and Controller.

Magda A. Ratajski, 44, Vice      Present position since July 1984.
  President-Public Relations

John P. Rathbone, 43, Vice       Present position since December
  President and Controller         1992.  Served prior thereto as
                                   Assistant Vice President-Internal
                                   Audit.

William J. Romig, 50, Vice       Present position since April 1992.
  President and Treasurer          Served prior thereto as Assistant
                                   Vice President-Finance.

Donald W. Seale, 42, Vice        Present position since August 1993.
  President-Merchandise            Served as Assistant Vice
  Marketing                        President-Sales and Service from
                                   May 1992 to August 1993, Director-
                                   Metals, Waste and Construction
                                   from March 1990 to May 1992, and
                                   prior thereto as Director-
                                   Marketing Development.

Powell F. Sigmon, 55, Vice       Present position since January 1995.
  President-Research and           Served as Vice President-Safety,
  Tests                            Environmental and Research
                                   Development from October 1993 to
                                   January 1995, Assistant Vice
                                   President-Mechanical (Car) from
                                   January 1991 to October 1993, and
                                   prior thereto as General Manager-
                                   Mechanical Facilities.

Robert S. Spenski, 60, Vice      Present position since June 1994.
  President-Labor Relations        Served prior thereto as Senior
                                   Assistant Vice President-Labor
                                   Relations.

Donald E. Middleton, 64,         Present position since June
  Corporate Secretary              1982.

                                 PART II


Item 5.   Market for Registrant's Common Stock and Related
-------   ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION

          The common stock of Norfolk Southern Corporation, owned by 52,442 stockholders of record as of December 31, 1994, is traded on the New York Stock Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 1994 and 1993.

                                      Quarter
                      --------------------------------------
   1994                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 74-3/4  $ 67-3/8  $ 65-1/2  $ 64-5/8
  Low                   62-3/4    59-3/4    58-1/2    59
Dividends per share      $0.48     $0.48     $0.48     $0.48


   1993                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 66-5/8  $ 66-3/8  $ 69-7/8  $ 72-3/8
  Low                   59-5/8    59-1/4    61-1/2    64-5/8
Dividends per share      $0.45     $0.45     $0.48     $0.48

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1991 - 1994
                                Page One

                               1994     1993 (1)     1992      1991 (2)
                               ----     ----         ----      ----
                        (In millions of dollars, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,918.1  $ 3,745.9   $ 3,777.0  $ 3,654.0
  Motor carrier operating
   revenues                     663.2      714.2       829.6      797.3
                            ---------  ---------   ---------  ---------
     Total transportation
      operating revenues      4,581.3    4,460.1     4,606.6    4,451.3

Transportation operating
 expenses:
  Railway operating
   expenses                   2,874.8    2,830.6     2,850.8    2,862.2
  Motor carrier operating
   expenses                     641.1      769.1       869.3      797.1
  Special charge                 --         --          --        680.0
                            ---------  ---------   ---------  ---------
     Total transportation
      operating expenses      3,515.9    3,599.7     3,720.1    4,339.3

       Income from
        operations            1,065.4      860.4       886.5      112.0

Other income - net               85.2      136.8        97.8      131.3
Interest expense on debt        101.6       98.6       109.0       99.7
                            ---------  ---------   ---------  ---------
       Income before income
        taxes                 1,049.0      898.6       875.3      143.6

Provision for income taxes      381.2      349.9       317.6      113.9
                            ---------  ---------   ---------  ---------
       Income before
        accounting changes      667.8      548.7       557.7       29.7

Cumulative effect of
 accounting changes              --        223.3        --         --
                            ---------  ---------   ---------  ---------
       Net income           $   667.8  $   772.0   $   557.7  $    29.7
                            =========  =========   =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1991 - 1994
                                Page Two

                               1994     1993 (1)     1992      1991 (2)
                               ----     ----         ----      ----
                        (In millions of dollars, except per share amounts)
PER SHARE DATA:
Earnings                    $    4.90  $    5.54   $    3.94  $    0.20
Dividends                   $    1.92  $    1.86   $    1.80  $    1.60
Stockholders' equity at
 year end                   $   35.19  $   33.36   $   30.16  $   28.64

FINANCIAL POSITION:
Total assets                $10,587.8  $10,519.8   $10,400.5  $10,148.1
Total long-term debt,
 including current
 maturities                 $ 1,619.8  $ 1,595.2   $ 1,648.9  $ 1,389.2
Stockholders' equity        $ 4,684.8  $ 4,620.7   $ 4,232.6  $ 4,093.4

OTHER:

Capital expenditures        $   712.9  $   669.2   $   716.1    $ 713.4

Average number of shares
 outstanding (thousands)      136,301    139,414     141,459    147,759

Number of stockholders at
 year end                      52,442     51,884      51,200     53,725

Average number of employees:
 Rail                          24,710     25,531      25,650     27,366
 Nonrail                        2,458      3,773       4,485      4,586
                            ---------  ---------   ---------  ---------
       Total                   27,168     29,304      30,135     31,952
                            =========  =========   =========  =========

(1) 1993's results include a $54 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate retroactive to January 1, 1993, which reduced net income by $54 million, or $0.39 per share (see Note 3 on page 58).
     1993's motor carrier expenses include a $50 million restructuring charge for the disposition of two NAVL businesses (see Note 15 on page 71). The cumulative effect of accounting changes (see Note 1 on page 56) increased 1993's earnings by $223 million, or $1.60 per share.

(2) 1991's transportation operating expenses include a $680 million special charge, primarily comprised of costs for labor force reductions and the write-down of the goodwill portion of NS' investment in NAVL. This charge reduced net income by $498 million, or $3.37 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1987 - 1990
                                Page One

                               1990       1989       1988      1987 (3)
                               ----       ----       ----      ----
                        (In millions of dollars, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,786.0  $ 3,694.1   $ 3,616.6  $ 3,335.6
  Motor carrier operating
   revenues                     831.0      841.9       845.0      777.2
                            ---------  ---------   ---------  ---------
     Total transportation
      operating revenues      4,617.0    4,536.0     4,461.6    4,112.8

Transportation operating
 expenses:
  Railway operating
   expenses                   2,969.4    2,864.4     2,679.7    2,652.8
  Motor carrier operating
   expenses                     839.5      846.4       836.6      734.5
  Special charge                 --         --          --        620.4
                            ---------  ---------   ---------  ---------
     Total transportation
      operating expenses      3,808.9    3,710.8     3,516.3    4,007.7

       Income from
        operations              808.1      825.2       945.3      105.1

Other income - net              145.3      158.2       108.4      232.9
Interest expense on debt         78.0       50.7        53.1       58.5
                            ---------  ---------   ---------  ---------
       Income before income
        taxes                   875.4      932.7     1,000.6      279.5

Provision for income taxes      319.3      326.5       365.5      107.1
                            ---------  ---------   ---------  ---------
       Income before
        accounting changes      556.1      606.2       635.1      172.4

Cumulative effect of
 accounting changes              --         --          --         --
                            ---------  ---------   ---------  ---------
       Net income           $   556.1  $   606.2   $   635.1  $   172.4
                            =========  =========   =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1987 - 1990
                                Page Two

                               1990       1989       1988      1987 (3)
                               ----       ----       ----      ----
                        (In millions of dollars, except per share amounts)
PER SHARE DATA:
Earnings                    $    3.43  $    3.48   $    3.51  $    0.91
Dividends                   $    1.52  $    1.38   $    1.26  $    1.20
Stockholders' equity at
 year end                   $   31.57  $   30.44   $   28.74  $   26.48

FINANCIAL POSITION:
Total assets                $10,523.0  $10,244.3   $10,059.1  $ 9,831.6
Total long-term debt,
 including current
  maturities                $ 1,125.2  $   841.1   $   780.9  $   795.0
Stockholders' equity        $ 4,911.9  $ 5,168.6   $ 5,152.6  $ 4,979.4

OTHER:

Capital expenditures        $   696.9  $   651.7   $   528.8  $   562.9

Average number of shares
 outstanding (thousands)      162,095    174,370     181,038    189,464

Number of stockholders at
 year end                      56,187     61,630      64,974     68,121

Average number of employees:
 Rail                          28,697     29,667      30,330     32,563
 Nonrail                        4,584      4,645       4,209      3,539
                            ---------  ---------   ---------  ---------
       Total                   33,281     34,312      34,539     36,102
                            =========  =========   =========  =========

(3) 1987's transportation operating expenses include a $620 million special charge, principally related to railroad restructuring costs. This charge reduced net income by $352 million, or $1.86 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1984 - 1986
                                Page One

                              1986      1985 (4)     1984
                              ----      ----         ----
                            (In millions of dollars, except
                                  per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,327.8  $ 3,434.8   $ 3,524.6
  Motor carrier operating
   revenues                     748.6      390.3        --
                            ---------  ---------   ---------
     Total transportation
      operating revenues      4,076.4    3,825.1     3,524.6

Transportation operating
 expenses:
  Railway operating
   expenses                   2,665.9    2,740.1     2,790.6
  Motor carrier operating
   expenses                     708.5      366.0        --
  Special charge                 --         --          --
                            ---------  ---------   ---------
     Total transportation
      operating expenses      3,374.4    3,106.1     2,790.6

       Income from
        operations              702.0      719.0       734.0

Other income - net              215.8      171.7       173.5
Interest expense on debt         61.8       68.5        68.3
                            ---------  ---------   ---------
       Income before income
        taxes                   856.0      822.2       839.2

Provision for income taxes      337.3      322.0       357.0
                            ---------  ---------   ---------
       Income before
        accounting changes      518.7      500.2       482.2

Cumulative effect of
 accounting changes              --         --          --
                            ---------  ---------   ---------
       Net income           $   518.7  $   500.2   $   482.2
                            =========  =========   =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1984 - 1986
                                Page Two

                              1986      1985 (4)     1984
                              ----      ----         ----
                            (In millions of dollars, except
                                  per share amounts)
PER SHARE DATA:
Earnings                    $    2.74  $    2.65   $    2.55
Dividends                   $1.13-1/3  $1.13-1/3   $1.06-2/3
Stockholders' equity at
 year end                   $   26.78  $   25.20   $   23.69

FINANCIAL POSITION:
Total assets                $ 9,752.4  $ 9,768.6   $ 8,660.9
Total long-term debt,
 including current
  maturities                $   891.3  $   941.0   $   961.2
Stockholders' equity        $ 5,070.8  $ 4,761.5   $ 4,472.6

OTHER:

Capital expenditures        $   698.4  $   738.6   $   473.6

Average number of shares
 outstanding (thousands)      189,217    188,867     188,795

Number of stockholders at
 year end                      65,832     71,325      74,723

Average number of employees:
 Rail                          34,857     36,415      37,476
 Nonrail                        3,440      3,379         522
                            ---------  ---------   ---------
       Total                   38,297     39,794      37,998
                            =========  =========   =========

(4)  Includes NAVL from the acquisition date of June 21, 1985.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Table of Graphs
                            Included with the
                      Eleven-Year Financial Review


          The following financial information appears as four (4)
separate graphs following the Eleven-Year Financial Review in the 1994 Norfolk Southern Corporation Annual Report to Stockholders.

                                1994     1993    1992    1991     1990    1989
                                ----     ----    ----    ----     ----    ----
INCOME FROM RAILWAY OPERATIONS
(railway operating revenues -
  railway operating expenses)
($ millions)                  $1,043.3  $915.3  $926.2  $791.8*  $816.6  $829.7




DIVIDENDS PER SHARE
(dollars)                        $1.92   $1.86   $1.80   $1.60    $1.52   $1.38




RETURN ON EQUITY
(net income divided by
  average stockholders'
  equity)                        14.4%   13.7%** 13.4%   11.1%*   11.0%   11.7%

 * Excludes special charge.
** Excludes the cumulative effects of required accounting changes and the prior years' effect of the federal income tax increase.



                                    10       8       6       4       2
                                   Years   Years   Years   Years   Years
                                   -----   -----   -----   -----   -----
TOTAL RETURN TO STOCKHOLDERS
(from dividends and
  appreciation)

    NS                             16.8%   14.2%   15.9%   13.7%   2.6%
    S&P 500                        14.4%   11.9%   12.2%   11.9%   5.6%

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 50 and the Eleven-Year Financial Review beginning on page 27. The Condensed Summary provides a brief overview of results of operations, and the text beginning under "Results of Operations" is a more detailed analysis.

CONDENSED SUMMARY OF RESULTS OF OPERATIONS

1994 Compared with 1993
-----------------------
     Net income was $667.8 million, or $4.90 per share, in 1994, compared with $772.0 million, or $5.54 per share, in 1993. However, net income in 1993 was increased by $223.3 million, or $1.60 per share, related to the implementation of required accounting changes (see Note 1 on page 56) and reduced by $46.2 million, or $0.33 per share, for the prior years' effect of a federal income tax rate increase (see Note 3 on page 58). Excluding the effect of the 1993 accounting changes and the tax rate increase, 1994's net income was 12% above the $594.9 million in 1993, and earnings per share were 15% above the $4.27 in 1993, both setting records for NS.
     Income from railway operations rose $128.0 million, or 14%, compared with 1993, producing most of the improvement. These results reflect a 5% increase in railway operating revenues (largely due to higher traffic volume) combined with only a 2% increase in railway operating expenses. Income from motor carrier operations improved to $22.1 million in 1994, compared with a $4.6 million loss in 1993 (excluding the 1993 restructuring charge, see Note 15 on page 71). Nonoperating income was $85.2 million, compared with $136.8 million in 1993 (see Note 2 on page 58), principally a result of reduced gains on sales of stock and property.

1993 Compared with 1992
-----------------------
     Net income was $772.0 million in 1993, compared with $557.7 million in 1992. However, as discussed previously, results for 1993 were significantly affected by required accounting changes and by an increase in the federal income tax rate. Excluding the effect of the accounting changes and the tax rate increase related to prior years, 1993 earnings would have been $594.9 million, or $4.27 per share, a $37.2 million, or 7%, increase over 1992. Income from railway operations in 1993 was about even with 1992. Railway operating revenues declined 1%, primarily as a result of lower coal traffic levels and a reduced share of certain intermodal revenues after formation of Triple Crown Services Company
(TCSC), a partnership between NS and Consolidated Rail Corporation (Conrail) subsidiaries. Motor carrier operations resulted in a $54.9 million loss in 1993, largely due to a restructuring of NAVL (see Note 15 on page 71), which resulted in the disposition of two of its businesses. Offsetting the decline in income from operations was a $39.0 million increase in nonoperating income, due principally to gains from sales of stock and property (see Note 2 on page 58).

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

             TRANSPORTATION OPERATING REVENUES AND EXPENSES
         (Shown as a graph in the Annual Report to Stockholders)
                        (In millions of dollars)

              1994      1993      1992      1991      1990      1989
            --------  --------  --------  --------  --------  --------
Revenues    $4,581.3  $4,460.1  $4,606.6  $4,451.3  $4,617.0  $4,536.0
Expenses     3,515.9   3,599.7   3,720.1   4,339.3*  3,808.9   3,710.8

* Includes special charge.


RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $3.92 billion in 1994, compared with $3.75 billion in 1993 and $3.78 billion in 1992. The following table presents a three-year comparison of revenues by market group and reflects (in Intermodal) the effect of the formation in April 1993 of TCSC. This partnership provides RoadRailer(RT) and domestic container services previously offered by a wholly owned NS subsidiary. Since NS owns only 50% of TCSC, its revenues are not consolidated, and NS' intermodal revenues include only revenues for rail service provided by NS to the partnership. Excluding this partnership effect, 1994 intermodal revenues increased 14%, compared with 1993, and 1993 intermodal revenues were up 10%, compared with 1992.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                        (In millions of dollars)

                               1994      1993      1992
                             --------  --------  --------
Coal                         $1,262.5  $1,213.3  $1,296.0
Chemicals                       512.2     472.9     471.7
Paper/forest                    505.4     502.7     499.5
Automotive                      432.1     429.5     401.5
Agriculture                     347.5     319.7     301.4
Metals/construction             321.4     296.1     276.3
Intermodal                      425.6     390.2     408.9
                             --------  --------  --------
   Freight revenues           3,806.7   3,624.4   3,655.3
Other, principally switching
  and demurrage                 111.4     121.5     121.7
                             --------  --------  --------
   Total                     $3,918.1  $3,745.9  $3,777.0
                             ========  ========  ========

     Traffic volume increased or remained steady for all market groups in 1994 and increased for all market groups except coal in 1993. The revenue per unit/mix variance in both years was attributable to: (1) shorter haul business that has a lower average rate; (2) increased double-stack business that has a lower average rate; and (3) the effect of the TCSC partnership previously described.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                        (In millions of dollars)

                            1994 vs. 1993  1993 vs. 1992
                            -------------  -------------
  Traffic volume (carloads)    $ 251.7        $  68.3
  Revenue per unit/mix           (79.5)         (99.4)
                               -------        -------
     Total                     $ 172.2        $ (31.1)
                               =======        =======

     Some of the fastest growing market segments are in shorter haul, repetitive movements. This type of traffic complements NS' efforts to improve asset utilization and demonstrates that efficient operations can generate profit opportunities in nontraditional markets.
     COAL (including coke and iron ore) traffic volume in 1994 increased 5%, and revenues, which represented 32% of total railway operating revenues, were up 4% from 1993. Coal accounted for about 98% of this market group's volume, and 91% of coal shipments originated on NS' lines. As shown in the following table, the decline in steel coal was more than offset by a significant increase in utility coal, up 16%, compared with 1993.

                           TOTAL COAL TONNAGE
                          (In millions of tons)

                                1994      1993      1992
                                -----     -----     -----
     Utility                     70.2      60.6      61.0
     Export                      25.2      25.7      32.6
     Steel                       18.8      20.5      19.4
     Other                        8.9       8.8       8.8
                                -----     -----     -----
       Total                    123.1     115.6     121.8
                                =====     =====     =====

     Utility coal traffic was up early in the year as a result of bitter weather and the resulting depletion of plant stockpiles. The pace at which 1994 outperformed 1993 slowed as the weather normalized, power generation demand lessened and coal inventories grew. New movements of western coal into Georgia also contributed to the 1994 increase. NS handled five million tons of western coal in 1994, and this volume is expected to increase in 1995.
     The favorable outlook for utility coal reflects increasing demand for low-sulfur coal as utilities seek to comply with Clean Air Act Amendments. A high proportion of the mines served by NS produce low-sulfur coal. The January 1, 1995, Phase I deadline under the Clean Air Act has already caused an increase in NS' low-sulfur coal handlings.
This trend is expected to accelerate as the Phase II deadline of January 1, 2000, approaches.
     Export coal traffic at the beginning of 1994 continued to reflect the poor demand seen in 1993. Shipments remained depressed as a result of the weak European economy and strong competition from other producing countries. Excess world capacity pushed coal prices lower in early 1994. However, by mid-1994, U.S. coal supplies for the export market had been reduced due to a strong domestic market and mine closings. Economic recovery in Europe and Japan improved demand for steel and electricity, and within a short time the coal supply-demand situation tightened. By the end of 1994, delivery times were longer and prices had risen.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Continued economic growth in the Far East and Europe is expected to increase demand for U.S. coal, especially steam coal. Reduced mining subsidies in Europe, primarily in Germany, may reduce European coal production. On the other hand, overseas demand for coal used in steelmaking is expected to be flat in the short term and to decline over the longer term as new technologies slowly diminish the need for this type of coal. On balance, U.S. coal exports are expected to increase, but at rates below those seen in previous economic recoveries.
     During 1994, NS completed modifications to the two shiploaders at Pier 6 in Norfolk, Va., enabling large vessels to be loaded more quickly.
     Steel coal domestic traffic was reduced by the closing of one coke battery and extended maintenance at another battery. These batteries produce coke for making steel; however, because advancing technologies allow for production of steel with little or no coke, this domestic market is expected to decline slowly.
     Coal volume in 1993 decreased 6%, compared with 1992, and revenues also were down 6%. The export coal market was weak for all of 1993. Additionally, stockpiles were at high levels in the United Kingdom, and two Italian generating stations were closed all year. A UMWA strike, settled in December 1993, although not widespread at mines served by NS, idled four operations heavily oriented toward export shipments. In contrast to the export market, domestic coal remained steady in 1993, compared with 1992, as extended periods of warmer-than-usual summer temperatures in the Southeast resulted in increased business for a number of utility customers. NS also did well in 1993 in the domestic steel market. While total volumes in this market remained flat, compared with 1992, NS was able to increase its market share.
     MERCHANDISE traffic volume in 1994 increased 8%, and revenues (excluding, for comparative purposes, the effect of the TCSC partnership; see page 35) increased by $151.3 million, or 6%, compared with 1993. Merchandise carloads handled in 1994 were 3.0 million, compared with 2.8 million in 1993. Revenues in all six market groups comprising merchandise traffic improved over 1993, with four of the six increasing 8% or more.
     CHEMICALS traffic rose 9% over 1993, and revenues increased 8%. A strong economy strengthened the demand for chemicals, and shipments of fertilizer and plastics were stronger in 1994 than in recent years. NS is continuing its expansion of rail-truck bulk distribution facilities to handle a variety of dry and liquid products. One new Thoroughbred Bulk Transfer facility opened in 1994, and construction started on five more. These facilities should play an important part in fostering the growth of chemicals traffic in 1995 and beyond.
     PAPER/FOREST traffic and revenues were both about even with 1993, reflecting weak production, severe winter weather and floods in south Georgia. Some of the weakness in paper was offset by an 8% gain in lumber traffic, in part due to the opening of five new lumber distribution centers. These centers facilitate combined rail-truck movements of lumber and wood products to retail outlets. A resumption of moderate growth is expected as paper market conditions improve and distribution center traffic increases.
     AUTOMOTIVE traffic remained steady in 1994, compared with 1993, and revenues increased to their highest level in NS' history. NS' revenues from automotive traffic have grown 32% since 1991, although only 1% of this growth occurred in 1994. Traffic volume in 1994 was adversely affected by retooling at four plants located on NS' lines. These plants are scheduled to resume production between early 1995 and mid-1996. During 1994, NS implemented a number of train coordination projects with Conrail and Florida East Coast Railway to improve transit times for the growing network of automotive assembly plants. Over the next few years, growth in NS' automotive traffic is expected to resume as the plant retoolings are completed and new plants come on line. Production began at Toyota's second Georgetown, Ky., plant in March 1994 and at BMW's new facility in Greer, S.C., in September 1994. Mercedes' plant in Alabama is expected to come on line in 1997.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     AGRICULTURE traffic rose 7%, and revenues increased 9%. Early in the year, favorable harvest conditions in NS sourcing areas and poor conditions elsewhere boosted traffic. Later in the year, NS traffic levels also were very strong, reflecting record corn and soybean harvests and aggressive programs to increase car utilization through greater use of 50- and 100-car unit trains. Agriculture has become a growth market for NS, with revenues increasing 21% during the last five years. This group is expected to continue to grow as poultry consumption, with the commensurate rise in demand for feed grain, increases. In 1995, three new feed mills are expected to open along NS' lines. NS is continuing efforts to locate new poultry processing facilities along its lines. Growth also is expected from short-haul movements diverted from truck due to improved train service.
     METALS/CONSTRUCTION traffic and revenues both rose 9%. Most of the revenue gain was in shipments of steel, as this industry had its best year since 1973. Business also increased because of new steel plants and from aluminum traffic diverted from truck. Late in 1994, NS began sheet-steel movements to Mexico under a new six-year contract. Construction markets were strong, with output up 5%. Movements of sand and gravel were up 13% due to increased highway repair and construction activity. Growth prospects for metals/construction appear good. Business is expected to benefit from new steel plants on NS' lines, new municipal solid waste movements and the increased business to Mexico.
     INTERMODAL traffic rose 13%, and revenues (adjusted for the effect of the TCSC partnership) increased 14%, compared with 1993. Intermodal is NS' fastest growing line of business, achieving record levels of volume, revenue and profitability in 1994. Intermodal growth in 1994 was led by an increase in trailer-on-flatcar (TOFC) business and, in particular, the less-than-truckload segment. Notably, these customers, generally major trucking companies, tend to use their own trailers rather than NS' trailers. During 1994, these trucking companies switched substantial amounts of business from highway to rail. This trend is expected to continue in 1995 and beyond, although at a rate lower than that experienced in 1994. Containers-on-flatcar (COFC) business also improved in 1994. The export container segment, NS' largest COFC market, improved as the economies in Europe recovered and the countries in the Asia/Pacific region experienced rapid growth in production. Revenues from domestic COFC movements also improved, as NS increased its market share. Much of this growth was related to aggressive facility and transit-time improvements, including expanding or upgrading five terminal facilities. Current capacity, combined with three planned terminal expansions, will accommodate an expected growth in COFC and double-stack business.
     During 1993, all six merchandise market groups showed improvement over 1992. Traffic volume increased 6% and revenues increased $104.6 million, or 5%. The largest revenue increases were in the intermodal group, up $34.1 million, or 10% (excluding the TCSC effect), the automotive group, up $28.0 million, or 7%, and metals/construction, up $19.8 million, or 7%.
     The 1993 growth in intermodal was led by a 21% increase in Triple Crown(RT) activity due to strong automotive shipments and expansion of service to the Northeast. COFC revenues were up 6% compared with 1992, a smaller increase than in previous years due to recessions in Europe and Japan. TOFC revenues were up 11%, boosted by gains from haulage arrangements with truckload carriers. The 1993 growth in automotive traffic was primarily due to strong demand for vehicles produced at plants served by NS. In addition, NS benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Ohio. Successful marketing efforts, such as the program with GM for just-in-time movement of auto parts, also contributed to the higher traffic levels in 1993. The improvement in the metals/construction group in 1993, compared with 1992, was largely a result of increased iron and steel shipments related to strong industry production and new plants located on NS' lines. Shipments of construction commodities also were strong due to a recovery in housing.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1994 totaled $2.9 billion, only 2% higher than 1993, despite a 7% increase in traffic volume. Railway operating expenses in 1993 were $2.8 billion, a 1% decline compared with 1992, despite a 2% increase in traffic volume.
     The 1994 NS railway operating ratio continued to be the best among the major railroads in the United States and improved by more than two full points compared with 1993.

                         RAILWAY OPERATING RATIO
         (Shown as a graph in the Annual Report to Stockholders)
   (Railway operating expenses divided by railway operating revenues)


             1994     1993     1992    1991     1990     1989
            ------   ------   ------  ------   ------   ------
            73.4%    75.6%    75.5%   78.3%*   78.4%    77.5%

* Excludes special charge.

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                        (In millions of dollars)

                            1994 vs. 1993  1993 vs. 1992
                            -------------  -------------
Compensation and benefits     $ (19.4)       $  11.3
Materials, services and rents    10.7          (44.1)
Depreciation                     12.4           22.2
Diesel fuel                       9.0           (3.2)
Casualties and other claims      16.0           (1.9)
Other                            15.5           (4.5)
                              -------        -------
     Total                    $  44.2        $ (20.2)
                              =======        =======

     COMPENSATION AND BENEFITS represents about half of total railway operating expenses and declined 1% in 1994, compared with 1993, but increased 1% in 1993, compared with 1992.
     The 1994 decline was principally a result of (1) lower accruals for stock-based compensation plans as a result of a lower stock price; (2) reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period (see Note 11 on page 67);
(3) the expiration of the Railroad Retirement Repayment Tax in June 1993;
(4) the early retirement program in 1993 (see Note 10 on page 65); and
(5) productivity improvements as a result of continuing reductions in train crew sizes.
     The slightly higher expenses in 1993, compared with 1992, were mainly due to accruals for postretirement and postemployment benefits that, prior to 1993, were accounted for on a pay-as-you-go basis (see "Required Accounting Changes" in Note 1 on page 56) and to higher costs for stock-based compensation plans. A voluntary early retirement program was completed in 1993, which resulted in a $42.4 million charge in compensation and benefits expense (see Note 10 on page 65). Also in 1993, a $46 million credit was recorded in compensation and benefits, reflecting a partial reversal of the 1991 special charge (see Note 16 on page 72).

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     MATERIALS, SERVICES AND RENTS consists of items used for maintenance of road (rail line and related structures) and equipment (locomotives and freight cars); equipment rents representing the cost to NS of using freight equipment owned by other railroads or private owners, less the rent paid to NS for the use of its equipment; and the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads. This category increased 2% in 1994, compared with 1993, but declined 6% in 1993, compared with 1992. The 1994 increase was principally due to higher joint-facility and leased-road costs and to increased locomotive repair costs, resulting mostly from higher traffic volume. However, a decrease in usage by other railroads of NS' facilities also contributed to the increase in joint facilities expense. The cost of leasing lines of road is expected to increase in the future as a result of tentative understandings reached with respect to certain North Carolina leases (see Note 8 on page 64). Partly offsetting these increases was a decline in equipment rent expenses resulting from the partial deprescription (deregulation by the ICC) of car hire rates among railroads. NS expects additional future benefits as deprescription is fully implemented.
     The decrease in 1993's materials, services and rents, compared with 1992, was largely due to the inclusion in 1992 of certain expenses which, subsequent to March 31, 1993, were incurred by TCSC (see discussion on page 35).
     DEPRECIATION expense (see Note 1 "Properties" on page 56 for NS' depreciation policy) was up 3% in 1994, compared with 1993, and 7% in 1993, compared with 1992. The increases in both periods were due to property additions, reflecting substantial levels of capital spending during the three-year period ended December 31, 1994.
     DIESEL FUEL costs increased 5% in 1994, compared with 1993, but declined 2% in 1993, compared with 1992. The 1994 increase was entirely due to increased consumption, driven by a 7% increase in carloadings. On average, 1994's prices were slightly lower than 1993's. NS uses substantial quantities of diesel fuel; therefore, changes in price or consumption have a significant impact on the cost of providing transportation services. Diesel fuel expenses declined in 1993, compared with 1992, mainly due to a lower price offset partially by increased consumption.
     CASUALTIES AND OTHER CLAIMS (including insurance costs, estimates of costs related to personal injury, property damage and environmental matters) increased 13% in 1994, compared with 1993, but decreased 2% in 1993, compared with 1992. The 1994 increase was primarily attributable to environmental cleanup costs associated with a tankcar leak (see also "Environmental Matters" on page 45) and to higher personal injury claim settlement costs. By far the largest component, personal injury expenses, which relates primarily to the cost of on-the-job employee injuries, has shown a favorable trend in the number of incidents since 1990, reflecting success in reducing accidental employee injuries. Unfortunately, the favorable trend in the number of accidental injuries has been more than offset by increased claim costs and higher costs related to non-accidental "occupational" claims.
     The rail industry remains uniquely susceptible to both accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law provides the sole basis for compensating railroad employees who sustain job-related injuries. The system produces results that are unpredictable, inconsistent and frequently unfair, at a cost to the rail industry that is two or three times greater than that under the no-fault workers' compensation systems to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation act.
     OTHER expenses increased 12% in 1994, compared with 1993, and declined 3% in 1993, compared with 1992. The increase over 1993 was due to favorable property tax settlements in 1993 and to higher relocation expenses in 1994 related to new job assignments following 1993's early retirement program. The 1993 decline was largely the result of favorable settlements of issues related to property and other taxes.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Motor Carrier Results
---------------------
     Motor carrier operating income was $22.1 million in 1994, compared with operating losses of $54.9 million in 1993 and $39.7 million in 1992. The large loss reported in 1993 was almost entirely attributable to a restructuring of the business as described below. The continuing operations, comprising Relocation Services (RS) and High Value Products
(HVP), produced operating income of $22.1 million in 1994 and $14.4 million in 1993, and an operating loss of $9.3 million in 1992.
     A restructuring decision was made in 1993 due to persistently poor performance in the general commodities operations despite repeated turnaround efforts. The restructuring led to the liquidation of the Commercial Transport (CT) Division and the sale of Tran-Star (TS), a refrigerated carrier. A restructuring charge of $50.3 million was recorded in 1993 (see Note 15 on page 71).
     The following table presents a three-year comparison of revenues by principal operations.

        MOTOR CARRIER OPERATING REVENUES BY PRINCIPAL OPERATIONS
                        (In millions of dollars)

                               1994      1993      1992
                              -------   -------   -------
Relocation Services (RS)      $ 325.5   $ 315.3   $ 315.4
High Value Products (HVP)       337.7     262.2     243.3
Commercial Transport (CT)*       --       105.3     218.5
Tran-Star (TS)*                  --        31.4      52.4
                              -------   -------   -------
     Total                    $ 663.2   $ 714.2   $ 829.6
                              =======   =======   =======

* See restructuring discussion in Note 15 on page 71.

     RS' revenues depend on four primary segments of household goods transportation: corporate national accounts, interstate C.O.D. movements, military business and international relocations. RS' 1994 revenues increased 3% over 1993 and were even in 1993, compared with 1992. Volume gains were achieved in the military and C.O.D. segments; however, prices were flat. The domestic market-share gains were partly offset by lower revenues from Canadian operations. Revenues in 1993 were adversely affected by a decline in domestic military volume and fewer Canadian shipments. These decreases were partly offset by gains in the international household relocation segment. The continued downsizing of U.S. corporations and changes in policy relative to military staffing levels are likely to result in ongoing pressure on this division's operating revenues.
     HVP's main line of business is transporting office products and other sensitive equipment, as well as exhibits and displays. A Customized Logistic Services (CLS) segment provides integrated logistics expertise. A Blanketwrap segment that had been part of the discontinued CT Division provides specialized handling of uncartoned truckload freight. HVP's revenues increased 29% in 1994, compared with 1993, and 8% in 1993, compared with 1992. The increase in 1994 was due to (1) the inclusion of Blanketwrap, which was in HVP for only two months of 1993, and (2) to CLS which was awarded a significant logistics contract by IBM in third quarter 1993. The 1993 revenue increase was largely due to the IBM contract, two months of Blanketwrap revenues and expansion of air freight services into several new markets. HVP may benefit from a continued increase in movements of office products and other sensitive commodities,

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

such as medical equipment; however, a trend toward smaller shipment sizes could subject this operation to increasing competition from other specialized carriers. Additional growth in the CLS segment is possible as more shippers look to carriers like NAVL to provide logistics expertise to reduce overall shipping and handling costs.
     Motor carrier operating expenses as a percentage of revenues were 97%, 108% and 105%, respectively, in 1994, 1993 and 1992. In 1993 and
1992, the highly unfavorable operating ratios were caused largely by losses sustained in the truckload operations, which more than offset positive results of RS and HVP. The high operating ratio in 1993 also was attributable to the restructuring charge and in 1992 to increased reserves for casualty claims, litigation and workers' compensation. Operating expenses for 1992 included a $27 million accrual to record actuarially determined reserve increases for casualty claims and workers' compensation.
     NAVL's continuing operations generated operating ratios of 97% in 1994 and 1993 and 99% in 1992, excluding the insurance reserve adjustments. Due to deregulation and overcapacity in the industry, motor carriers will continue to face vigorous competition that will keep margins at a modest level.

Other Income-Net
----------------
     Nonoperating income decreased $51.6 million, or 38%, in 1994, compared with 1993, but increased $39.0 million, or 40%, in 1993, compared with 1992 (see Note 2 on page 58). These fluctuations principally arose because of large gains on sales of stock and property in 1993.

Interest Expense on Debt
------------------------
     Interest expense on debt increased 3% in 1994, compared with 1993, but declined 10% in 1993, compared with 1992. The 1994 increase was due to a higher rate of interest on commercial paper debt (see Note 6 on page 62) and a decrease in the amount of capitalized interest (see Note 5 on page 61). The 1993 decline was due to lower levels of equipment debt and lower interest rates on commercial paper debt.

Income Taxes
------------
     Income tax expense in 1994 was $381.2 million for an effective rate of 36.3%, compared with an effective rate of 38.9% in 1993 and 36.3% in 1992. Income tax expense in 1994 and 1993 was accrued under Statement of Financial Accounting Standards No. 109, rather than under the prior accounting rules (see "Required Accounting Changes" in Note 1 on page 56). Absent the federal income tax rate increase imposed by the Revenue Reconciliation Act of 1993, income tax expense in 1993 would have been $295.8 million for an effective rate of 32.9%.
     The effective rate in 1994 benefited from favorable adjustments resulting from settlement of the consolidated federal income tax years 1988 and 1989; from an adjustment to the valuation allowance for deferred tax assets; and from a favorable adjustment upon filing the 1993 tax return. Deferred tax expense was an unusually high proportion of total tax expense in 1994. A corresponding reduction is reflected in 1994's current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation, discontinued operations and property.
     The low effective rate of 32.9% in 1993 (excluding the tax rate increase) was partly due to tax benefits related to the motor carrier restructuring (see Note 15 on page 71). Current income tax expense in 1993 was a higher proportion of total taxes, primarily because of tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal income tax audit. Deferred tax expense for 1993, compared to 1992, decreased primarily for the same reason (see Note 3 on page 58 for the components of income tax expense).

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Required Accounting Changes
---------------------------
     Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 did not have a significant effect on NS (see also Note 1 on page 56).
     Effective January 1, 1993, NS adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 on page 56 for a discussion of these accounting changes). The net cumulative effect of these non-cash adjustments increased 1993's net income by $223.3 million, or $1.60 per share.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 52). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 53). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

($ in millions)          1994     1993     1992     1991     1990
                         ----     ----     ----     ----     ----
Cash and short-term
  investments           $306.7   $258.2   $378.1   $464.7   $624.8
Current assets to
  current liabilities      1.2      1.3      1.2      1.1      1.3
Working capital         $205.7   $365.6   $214.7   $128.5   $375.0
Debt to total
  capitalization          26.2%    27.4%    29.8%    29.5%    20.9%
Return on average
  stockholders' equity    14.4%    13.7%*   13.4%    11.1%**  11.0%

 * Excluding the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase.
** Excluding special charge.

     CASH PROVIDED BY OPERATING ACTIVITIES, which is NS' principal source of liquidity, increased $269.7 million, or 31%, in 1994, compared with 1993, but declined $83.6 million, or 9%, in 1993, compared with 1992. Since the NS consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 53). The improvement in 1994 was primarily a result of increased income from operations, which was $205 million higher than 1993, and to lower income tax payments. The 1993 decline was largely attributable to the timing of tax payments, which were $139.9 million higher than in 1992, due to payments related to the 1988-1989 federal income tax audit, higher 1993 earnings and the fact that 1992's tax payments had been low.
     Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1994, 1993 and 1992, $41.9 million, $36.1 million and $134.7 million, respectively, were used for labor costs related to the special charge. The lower payments in 1994 and 1993 were partly due to the failure to reach agreement on terms for certain further labor savings. This situation also led to a partial reversal of the 1991 special charge (see
Note 16 on page 72). Looking ahead, the labor portion of the special charge is expected to require approximately $30 million in each of the

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

next two years to achieve productivity gains permitted by the agreements. NS regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments produce significant future labor savings. In 1994, it is estimated that NS' expenses were reduced by $130 million as a result of these programs, and upon full implementation of the labor agreements, there will be additional savings of about $20 million per year.
     CASH USED FOR INVESTING ACTIVITIES increased 4% in 1994, compared with 1993, but declined 30% in 1993, compared with 1992. Property additions account for most of the spending in this category. In 1994, property additions included $71 million for the acquisition of coal reserves in West Virginia and Kentucky. Excluding this large property acquisition, 1994's rail and motor carrier capital expenditures were 4% below 1993. Efforts to hold down capital spending while increasing business are ongoing as NS seeks to maximize utilization of its assets. In this connection, NS continues to review its route network to identify areas where efficiencies can be achieved by coordinated agreements with other railroads, or through sales or abandonments. Large borrowings on corporate-owned life insurance, reflected in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows (see Note 4 on page 61), offset much of the use of cash for property additions in 1994.
     In 1993, a combination of higher proceeds from sales of property and investments and lower capital spending was responsible for the improvement compared with 1992.

                          CAPITAL EXPENDITURES
         (Shown as a graph in the Annual Report to Stockholders)
                        (In millions of dollars)

                   1994    1993    1992    1991    1990    1989
                  ------  ------  ------  ------  ------  ------
Road              $384.6  $417.9  $426.5  $395.4  $391.5  $351.5
Equipment          245.9   240.5   281.3   235.2   295.5   294.3
Other property      82.4    10.8     8.3    82.8     9.9     5.9
                  ------  ------  ------  ------  ------  ------
  Total           $712.9  $669.2  $716.1  $713.4  $696.9  $651.7
                  ======  ======  ======  ======  ======  ======

     The table above shows capital spending over the past six years, and the following table summarizes track maintenance statistics and the average ages of railway equipment.

                          1994   1993   1992   1991   1990
                          -----  -----  -----  -----  -----
Track miles of rail
  installed                 480    574    660    679    743
Miles of track surfaced   4,760  5,048  5,690  5,646  5,844
New crossties installed
  (millions)                1.7    1.6    1.9    1.9    1.9

Freight car fleet (years)  21.9   21.3   20.9   20.2   19.9
Locomotive fleet (years)   15.8   15.1   14.5   14.2   14.8

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The average age of locomotives retired during 1994 was 23.6 years. Since 1988, NS has rebodied more than 17,200 coal cars and plans to continue that program at the rate of about 3,500 cars per year for the next several years. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining serviceability of the freight car fleet is greater than indicated by the increasing average age shown above.
     For 1995, NS is planning $695 million of capital spending, of which $686 million will be for railway projects and $9 million for motor carrier property. NS anticipates new equipment financing of approximately $110 million in 1995. Barring unforeseen events, total rail and motor carrier capital spending is expected to remain in the $600 to $700 million range for the next few years. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.
     CASH USED FOR FINANCING ACTIVITIES increased 56% in 1994, compared with 1993, and 32% in 1993, compared with 1992. The 1994 increase was a result of increased purchases under the stock purchase program (see Note 13 on page 71). Cash spent since 1987 to purchase and retire stock totaled $2.5 billion, of which $344.8 million, $138.1 million and $177.2 million was spent in 1994, 1993 and 1992, respectively. During 1994 and 1993, a significant portion of this total spending was from cash reserves, although purchases in 1994 were funded partially by the corporate-owned life insurance proceeds. The 1992 stock purchases were funded largely through issuance of debt. Debt activity over the past five years was as follows:

($ in millions)   1994     1993     1992     1991     1990
                 ------   ------   ------   ------   ------
New debt         $ 41.4   $ 54.9   $342.8   $622.2   $556.9
Debt repaid       123.6    108.6    255.3    210.4    100.8

     Debt requirements for 1995 are expected to increase related to the planned acquisition of 125 locomotives and to continuation of the stock purchase program.

Hedging Activities
------------------
     Certain subsidiaries of NS have entered into hedging transactions relating to diesel fuel purchases and foreign exchange transactions. The notional amount of agreements settled from 1992 through 1994 was less than $2 million, and outstanding agreements at December 31, 1994, were less than $5 million.

ENVIRONMENTAL MATTERS

     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
     Operating expenses for environmental protection totaled approximately $20 million in 1994 and are anticipated to decrease in 1995. Expenses in 1994 included $10.5 million associated with emergency response and cleanup resulting from release of arsenic acid from a tankcar leased by the shipper from a third party. Capital expenditures for environmental projects amounted to approximately $4 million in 1994 and are expected to be approximately $4 million in 1995. As of December 31, 1994, NS' balance sheet included a reserve for environmental exposures in the amount of $50 million (of which $13 million is accounted

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

for as a current liability), which is NS' best estimate of ultimate liability at 80 identified locations. On that date, eight sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
          At many of the 80 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
          With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
          The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries have land holdings that serve as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
          However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

INFLATION

          Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. NS, a capital-intensive company, has approximately
$13 billion invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

INDUSTRY TRENDS

     - Negotiations at the national level on agreements with the major labor organizations were under way during 1994, but no new agreements have been concluded. The outcome of these negotiations is uncertain at this time.

     - The Interstate Commerce Commission (ICC) may be abolished or its role substantially redefined. Whether and to what extent the ICC's traditional regulatory functions will be carried out at the federal level--and if so, by what agency or agencies--remain unclear and are a source of uncertainty.

     - NS and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers and maximizing efficiency of the respective railroads.

     - NS and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.

     - There have been some recent merger and consolidation overtures within the railroad industry. NS is closely monitoring this activity in light of its own long-term strategic objectives to protect the interests of its stockholders.

Item 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)

                                   Three Months Ended
                      -------------------------------------------
                       March 31    June 30   Sept. 30    Dec. 31
                       --------    -------   --------    -------
                    (In millions of dollars except per share amounts)
     1994
     ----
Transportation
 operating revenues    $1,076.8   $1,161.4   $1,171.2    $1,171.9
Income from operations    222.3      278.3      277.5       287.3
Net income                144.9      178.5      168.3       176.1
Earnings per share     $   1.05   $   1.30   $   1.24    $   1.31

     1993*
     ----
Transportation
 operating revenues    $1,115.5   $1,170.4   $1,088.9    $1,085.3
Income from operations    193.6      190.8      225.4       250.6
Income before
 accounting changes*      138.9      155.2       95.2       159.4
Net income                362.2      155.2       95.2       159.4
Earnings per share
 before accounting
 changes                   0.99       1.11       0.69        1.15
Earnings per share
 after accounting
 changes               $   2.59   $   1.11   $   0.69    $   1.15

* 1993's results include implementation of required accounting changes (see Note 1 on page 56) that resulted in a $223.3 million, or $1.60 per share, increase in first quarter net income
  (originally reported as $1.59 per share due to more shares outstanding; see Note 13 on page 71). Additionally, 1993's results include the effect of a 1% increase in the federal income tax rate that resulted in a $54.1 million, or $0.39 per share, decrease in net income, principally reflected in the third quarter (see Note 3 on page 58).

-------   -------------------------------------------

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1994, 1993 and 1992       50-51

          Consolidated Balance Sheets
            As of December 31, 1994 and 1993                      52

          Consolidated Statements of Cash Flows
            Years ended December 31, 1994, 1993 and 1992       53-54

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1994, 1993 and 1992                      55

          Notes to Consolidated Financial Statements           56-73

          Independent Auditors' Report                            74

          The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 76.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income

                                                   Years ended December 31,
                                                 ----------------------------
                                                   1994      1993      1992
                                                 --------  --------  --------
                                                   (In millions of dollars,
                                                  except earnings per share)
Transportation operating revenues:
 Railway                                         $3,918.1  $3,745.9  $3,777.0
 Motor carrier (Note 15)                            663.2     714.2     829.6
                                                 --------  --------  --------
     Total transportation operating revenues      4,581.3   4,460.1   4,606.6
                                                 --------  --------  --------
Transportation operating expenses:
 Railway:
  Compensation and benefits (Notes 10, 11 and 16) 1,371.1   1,390.5   1,379.2
  Materials, services and rents                     660.4     649.7     693.8
  Depreciation                                      374.3     361.9     339.7
  Diesel fuel                                       188.3     179.3     182.5
  Casualties and other claims                       135.1     119.1     121.0
  Other                                             145.6     130.1     134.6
 Motor carrier (Note 15)                            641.1     769.1     869.3
                                                 --------  --------  --------
     Total transportation operating expenses      3,515.9   3,599.7   3,720.1
                                                 --------  --------  --------
     Income from operations                       1,065.4     860.4     886.5

Other income - net (Note 2)                          85.2     136.8      97.8
Interest expense on debt (Note 5)                   101.6      98.6     109.0
                                                 --------  --------  --------
     Income before income taxes
       and accounting changes                     1,049.0     898.6     875.3

Provision for income taxes (Note 3):
 Income taxes                                       381.2     303.7     317.6
 Adjustment of net deferred tax liability
   for federal rate increase                         --        46.2      --
                                                 --------  --------  --------
     Total income taxes                             381.2     349.9     317.6
                                                 --------  --------  --------
     Income before accounting changes               667.8     548.7     557.7

Cumulative effect on years prior to 1993 of
 changes in accounting principles
 (Note 1) for:
  Income taxes                                       --       466.8      --
  Postretirement benefits other than
    pensions; and postemployment
    benefits - net of taxes                          --      (243.5)     --
                                                 --------  --------  --------
     Net income                                  $  667.8  $  772.0  $  557.7
                                                 ========  ========  ========



                                                                  (Continued)

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Income (continued)

                                                   Years ended December 31,
                                                 ----------------------------
                                                   1994      1993      1992
                                                 --------  --------  --------
                                                   (In millions of dollars,
                                                  except earnings per share)
Earnings per share amounts (Note 13):
 Earnings per share before
  accounting changes (Note 1)                    $   4.90  $   3.94  $   3.94
 Cumulative effect on years prior to 1993
 of changes in accounting principles for:
  Income taxes                                       --        3.34      --
  Postretirement benefits other than
    pensions; and postemployment benefits            --       (1.74)     --
                                                 --------  --------  --------
     Earnings per share                          $   4.90  $   5.54  $   3.94
                                                 ========  ========  ========





See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                                                     As of December 31,
                                                   ---------------------
                                                     1994        1993
                                                   ---------   ---------
Assets
Current assets:
 Cash and cash equivalents                         $    57.0   $    80.5
 Short-term investments                                249.7       177.7
 Accounts receivable net of allowance for
  doubtful accounts of $21.9 million and
  $22.6 million, respectively                          726.6       729.9
 Materials and supplies                                 61.9        70.3
 Deferred income taxes (Note 3)                        137.0       177.7
 Other current assets (Notes 4 and 15)                 105.3       327.4
                                                   ---------   ---------
     Total current assets                            1,337.5     1,563.5
                                                   ---------   ---------
Investments (Note 4)                                   172.8       160.3
Properties less accumulated depreciation (Note 5)    8,987.1     8,730.7
Other assets                                            90.4        65.3
                                                   ---------   ---------
     Total assets                                  $10,587.8   $10,519.8
                                                   =========   =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 6)                          $    44.9   $   149.5
 Accounts payable (Note 7)                             704.1       653.6
 Income and other taxes                                168.5       135.3
 Other current liabilities (Note 7)                    142.3       145.8
 Current maturities of long-term debt (Note 6)          72.0       113.7
                                                   ---------   ---------
     Total current liabilities                       1,131.8     1,197.9
                                                   ---------   ---------
Long-term debt (Note 6)                              1,547.8     1,481.5
Other liabilities (Note 9)                             961.9     1,035.4
Minority interests                                      53.5        54.5

Deferred income taxes (Note 3)                       2,208.0     2,129.8
                                                   ---------   ---------
     Total liabilities                               5,903.0     5,899.1
                                                   ---------   ---------
Stockholders' equity:
 Common stock $1.00 per share par value,
  450,000,000 shares authorized; issued
  140,386,027 shares and
  145,747,340 shares, respectively                     140.4       145.7
 Other capital                                         410.4       417.1
 Retained income                                     4,154.6     4,078.5

 Less treasury stock at cost, 7,252,634 shares         (20.6)      (20.6)
                                                   ---------   ---------
     Total stockholders' equity                      4,684.8     4,620.7
                                                   ---------   ---------
     Total liabilities and stockholders' equity    $10,587.8   $10,519.8
                                                   =========   =========

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                                                  Years ended December 31,
                                                 ---------------------------
                                                  1994      1993      1992
                                                 -------   -------   -------
Cash flows from operating activities:
 Net income                                      $ 667.8   $ 772.0   $ 557.7
 Reconciliation of net income to
  net cash provided by operating activities:
   Net cumulative effect of changes
    in accounting principles                        --      (223.3)     --
   Special charge payments                         (41.9)    (36.1)   (134.7)
   Depreciation                                    403.8     405.5     396.6
   Deferred income taxes                           112.7      56.2      64.1
   Nonoperating gains and losses
    on properties and investments                  (17.0)    (73.2)    (20.0)
   Changes in assets and liabilities
    affecting operations:
     Accounts receivable                           (12.9)     18.1     (23.7)
     Materials and supplies                          8.4       9.8     (10.5)
     Other current assets                          (17.8)      4.0       3.9
     Current liabilities other than debt            55.5     (37.4)     63.3
     Other - net                                   (14.3)    (21.0)     61.5
                                                 -------   -------   -------
      Net cash provided by operating activities  1,144.3     874.6     958.2

Cash flows from investing activities:
 Property additions                               (712.9)   (669.2)   (716.1)
 Property sales and other transactions              86.1     124.4      67.0
 Investments and loans                             (58.7)    (95.5)    (70.6)
 Investment sales and other transactions           272.0      81.6       4.4
 Short-term investments - net                      (74.4)     88.6      40.2
                                                 -------   -------   -------
      Net cash used for investing activities      (487.9)   (470.1)   (675.1)

Cash flows from financing activities:
 Dividends                                        (262.7)   (259.7)   (255.0)
 Common stock issued - net                           9.8      15.7      15.2
 Purchase and retirement of common stock          (344.8)   (138.1)   (177.2)
 Commercial paper proceeds                          --         1.3      29.5
 Long-term debt proceeds                            41.4      53.6     313.3
 Debt repayments                                  (123.6)   (108.6)   (255.3)
                                                 -------   -------   -------
      Net cash used for financing activities      (679.9)   (435.8)   (329.5)

      Net decrease in cash and cash equivalents    (23.5)    (31.3)    (46.4)

Cash and cash equivalents:
 At beginning of year                               80.5     111.8     158.2
                                                 -------   -------   -------
 At end of year                                  $  57.0   $  80.5   $ 111.8
                                                 =======   =======   =======

                                                                 (Continued)

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)
                        (In millions of dollars)

                                                  Years ended December 31,
                                                 ---------------------------
                                                  1994      1993      1992
                                                 -------   -------   -------
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)          $ 114.3   $ 140.1   $ 112.7
  Income taxes                                   $ 226.4   $ 350.7   $ 210.8





See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity
                        (In millions of dollars)


                             Common    Other     Retained   Treasury
                             Stock    Capital     Income     Stock      Total
                            --------  --------  ----------  --------   --------
Balance December 31, 1991    $ 150.2   $ 400.8   $3,563.0   $ (20.6)   $4,093.4
 Net income - 1992                                  557.7                 557.7
 Dividends on common stock
   $1.80 per share                                 (255.0)               (255.0)
 Purchase and retirement of
   common stock                 (3.0)     (8.2)    (167.9)               (179.1)
 Other                           0.4      15.2                             15.6
                             -------   -------   --------   -------    --------

Balance December 31, 1992      147.6     407.8    3,697.8     (20.6)    4,232.6
 Net income - 1993                                  772.0                 772.0
 Dividends on common stock
   $1.86 per share                                 (259.7)               (259.7)
 Purchase and retirement of
   common stock                 (2.2)     (6.1)    (131.6)               (139.9)
 Other                           0.3      15.4                             15.7
                             -------   -------   --------   -------    --------

Balance December 31, 1993      145.7     417.1   4,078.5      (20.6)    4,620.7
 Net income - 1994                                 667.8                  667.8
 Dividends on common stock
   $1.92 per share                                (262.7)                (262.7)
 Purchase and retirement of
   common stock                 (5.5)    (16.3)   (327.8)                (349.6)
 Other                           0.2       9.6      (1.2)                   8.6
                             -------   -------   --------   -------    --------

Balance December 31, 1994    $ 140.4   $ 410.4   $4,154.6   $ (20.6)   $4,684.8
                             =======   =======   ========   =======    ========







See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
     The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). The major subsidiaries are Norfolk Southern Railway Company and North American Van Lines, Inc. (NAVL). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     "Investments" are reported at amortized cost or fair value depending upon their classification as held-to-maturity, trading or available-for-sale securities in accordance with SFAS No. 115 (see "Required Accounting Changes").

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 25%. In 1994, the overall depreciation rate averaged 2.7% for roadway and 4.3% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties other than land are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land, a nondepreciable asset, are included in other income (see Note 2).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

-------   -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share
------------------
     "Earnings per share" are computed by dividing net income by the weighted average number of common shares outstanding during the respective periods. Recent decreases in the number of shares outstanding are the result of the stock purchase program described in Note 13.

Required Accounting Changes
---------------------------
     1994 - Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The implementation of SFAS 115 had no impact on earnings and resulted in a $6.3 million increase in stockholders' equity, as of January 1, 1994 (and a $1.2 million decrease as of December 31, 1994), reflecting unrealized market changes in certain investments, net of the related deferred taxes.
     1993 - Effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires accrual of the cost of specified health care and death benefits over an employee's creditable service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires recognition of the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS, such postemployment benefits consist principally of benefit obligations under the long-term disability plan. NS recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effect on years prior to 1993 of adopting SFAS 106 and SFAS 112 increased pretax expenses $360.2 million ($223.8 million after-tax), and $31.8 million ($19.7 million after-tax), respectively (see also Note 11).
     Also effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, which applied for 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation, and deferred taxes were not adjusted for subsequent changes in tax rates. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income $466.8 million (see also Note 3).
     The effect on net income and earnings per share of implementing the accounting changes was to increase net income and earnings per share $223.3 million and $1.60 per share, respectively.

-------   -------------------------------------------

2.   OTHER INCOME - NET

                                        1994      1993     1992
                                       -------   -------  -------
                                        (In millions of dollars)
Interest income                        $  25.5   $  25.1  $  35.4
Royalties from coal                       61.0      55.7     55.6
Rental income                             19.6      21.1     22.4
Gains from sale of properties             17.0      38.6     20.0
Corporate-owned life insurance - net       7.7      10.8     12.3
Other interest expense                   (19.7)    (27.4)   (25.5)
Non-rail depletion and depreciation      (11.6)     (8.9)    (8.3)
Taxes on nonoperating property            (8.2)     (7.7)    (8.3)
Gains from sale of stocks                 --        34.6     --
Other - net                               (6.1)     (5.1)    (5.8)
                                       -------   -------  -------
     Total                             $  85.2   $ 136.8  $  97.8
                                       =======   =======  =======


3.   INCOME TAXES

Provision for Income Taxes
--------------------------
                                        1994      1993     1992
                                       -------   -------  -------
                                        (In millions of dollars)
Current:
 Federal                               $ 226.4   $ 250.2  $ 218.7
 State                                    42.1      43.5     34.8
                                       -------   -------  -------
     Total current taxes                 268.5     293.7    253.5

Deferred:
 Federal                                  99.0      (2.4)    53.6
 State                                    13.7      12.4     10.5
 Adjustment of net deferred
   tax liability for federal
   rate increase                          --        46.2     --
                                       -------   -------  -------
     Total deferred taxes                112.7      56.2     64.1
                                       -------   -------  -------
     Provision for income taxes        $ 381.2   $ 349.9  $ 317.6
                                       =======   =======  =======

1993 Federal Income Tax Rate Increase
-------------------------------------
     In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components which, as required by SFAS 109, were recognized in 1993's earnings.
     The first component relates to the increased income tax rate's effect on 1993's earnings, which increased the provision for income taxes and reduced net income by $7.9 million, or $0.06 per share. The second component increased the provision for the net deferred tax liability in the Consolidated Balance Sheet, which reduced net income by $46.2 million, or $0.33 per share. Excluding the one-time non-cash charge of $0.33 per share, 1993's earnings per share before accounting changes would have been $4.27.

-------   -------------------------------------------

3.   INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                            1994              1993               1992
                      --------------     --------------     --------------
                      Amount     %       Amount     %       Amount     %
                      -------   ----     -------   ----     -------   ----
                                    (In millions of dollars)
Federal income tax
  at statutory rate   $ 367.2   35.0     $ 314.5   35.0     $ 297.6   34.0
State income taxes,
  net of federal tax
  benefit                36.1    3.4        37.2    4.1        30.0    3.4
Motor carrier
  restructuring          --      --        (36.8)  (4.1)       --      --
Corporate-owned
  life insurance        (10.5)  (1.0)       (9.8)  (1.1)       (9.2)  (1.0)
Other - net             (11.6)  (1.1)       (1.4)  (0.1)       (0.8)  (0.1)
                      -------   ----     -------   ----     -------   ----
                        381.2   36.3       303.7   33.8       317.6   36.3
Adjustment of net
  deferred tax lia-
  bility for federal
  rate increase          --      --         46.2    5.1        --      --
                      -------   ----     -------   ----     -------   ----
     Provision for
       income taxes   $ 381.2   36.3     $ 349.9   38.9     $ 317.6   36.3
                      =======   ====     =======   ====     =======   ====

Deferred Income Tax Expense
---------------------------
     Some income and expense items are reported differently for financial reporting and income tax purposes. Provisions for deferred income taxes were made in recognition of these differences in accordance with SFAS 109 for 1994 and 1993 (see Note 1) and with APB Opinion No. 11 for 1992.
     The components of deferred income tax expense for 1992 were as follows: employee separation costs, $49.7 million; property-related adjustments, principally depreciation, $45.8 million; casualty and other claims, $(14.6) million; tax benefit leases, $(7.2) million; employee benefits, $(5.6) million; and other items-net, $(4.0) million--a total of $64.1 million.

-------   -------------------------------------------

3.   INCOME TAXES (continued)

Deferred Tax Assets and Liabilities
-----------------------------------
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, were as follows:

                                                      December 31,
                                                  ---------------------
                                                    1994        1993
                                                  ---------   ---------
                                                 (In millions of dollars)
Deferred tax assets:
 Reserves, including casualty and other claims    $   204.0   $   220.7
 Employee benefits                                    176.5       187.7
 Postretirement benefits other
   than pension and postemployment
   benefits                                           142.1       157.9
 Taxes, including state and property                  165.2       163.0
 Other                                                 23.4        37.1
                                                  ---------   ---------
     Total gross deferred tax assets                  711.2       766.4
 Less valuation allowance                             (1.4)       (10.9)
                                                  ---------   ---------
     Net deferred tax assets                          709.8       755.5
                                                  ---------   ---------
Deferred tax liabilities:
 Property                                          (2,744.3)   (2,665.7)
 Other                                                (36.5)      (41.9)
                                                  ---------   ---------
     Total gross deferred tax liabilities          (2,780.8)   (2,707.6)
                                                  ---------   ---------
     Net deferred tax liability                    (2,071.0)   (1,952.1)
     Net current deferred tax assets                  137.0       177.7
                                                  ---------   ---------
     Net long-term deferred tax liability         $(2,208.0)  $(2,129.8)
                                                  =========   =========

     Except for amounts for which a valuation allowance is provided, Management believes the other deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $9.8 million. The net change in the total valuation allowance was a $9.5 million decrease for 1994 and a $1.1 million increase for 1993.

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1989. The consolidated federal income tax returns for 1990 through 1992 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits an NS subsidiary purchased from a third party pursuant to a safe harbor lease agreement in 1981. Management continues to believe that NS should realize no loss from this decision, because the lease agreement provides for full indemnification if any such disallowance is sustained.

-------   -------------------------------------------

4.   INVESTMENTS

                                                December 31,
                                              -----------------
                                               1994      1993
                                              -------   -------
                                          (In millions of dollars)
Long-term portion of corporate-owned life
 insurance at net cash surrender value        $ 138.6   $ 132.8
Marketable equity securities                      3.0       4.7
Other                                            31.2      22.8
                                              -------   -------
     Total                                    $ 172.8   $ 160.3
                                              =======   =======

Corporate-Owned Life Insurance
------------------------------
     The planned borrowing of $220 million of cash surrender value on certain corporate-owned life insurance policies resulted in this amount being reclassified in the December 31, 1993, Consolidated Balance Sheet from "Investments" to "Other current assets." The borrowing, which was completed in May 1994, resulted in the decline in "Other current assets."


5.   PROPERTIES

                                         December 31,
                                   -------------------------
                                     1994            1993
                                   ---------       ---------
                                    (In millions of dollars)
Transportation property:
 Road                              $ 8,019.6       $ 7,773.3
 Equipment                           4,626.8         4,573.0
Other property                         563.9           479.3
                                   ---------       ---------
                                    13,210.3        12,825.6
Less:  Accumulated depreciation      4,223.2         4,094.9
                                   ---------       ---------
     Net properties                $ 8,987.1       $ 8,730.7
                                   =========       =========

Capitalized Interest
--------------------
     Total interest cost incurred on debt for 1994, 1993 and 1992 was $119.4 million, $120.2 million and $126.9 million, respectively, of which $17.8 million, $21.6 million and $17.9 million was capitalized.

-------   -------------------------------------------

6.   DEBT

Commercial Paper Program
------------------------
     In 1990, NS established a commercial paper program principally to finance the purchase and retirement of its common stock (see Note 13). As of December 31, 1994 and 1993, there were $517.3 million and $521.8 million, respectively, principal amount of notes outstanding under this program.
     Commercial paper debt is due within one year, but a portion has been classified as long-term because NS has the ability and intends to refinance its commercial paper on a long-term basis, either by issuing additional commercial paper (supported by a revolving credit agreement) or by replacing commercial paper notes with long-term debt.
     In 1994, NS entered into a new credit agreement effective through March 29, 1999, which increased the credit limit under its revolving credit agreement from $400 million to $500 million. Accordingly, the amount of commercial paper notes classified as "Long-term debt" in the December 31, 1994, Consolidated Balance Sheet increased to $500 million. The credit agreement provides for interest on borrowings at prevailing short-term rates and contains customary financial covenants, including principally a minimum tangible net worth requirement of $3.3 billion and a restriction on the creation or assumption of certain liens.

Short-Term Debt
---------------

                                          December 31,
                                        ----------------
                                         1994      1993
                                        ------    ------
                                    (In millions of dollars)
Commercial paper notes                  $ 17.3    $121.8
Other notes                               27.2      27.2
Subsidiaries' credit lines                 0.4       0.5
                                        ------    ------
     Total                              $ 44.9    $149.5
                                        ======    ======

     The "other notes" were assumed in connection with the 1990 acquisition of a coal terminal facility. The weighted average interest rate on these notes was 2.6% in 1994 and 2.3% in 1993.

Shelf Registration
------------------
     In 1991, NS filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $750 million principal amount of unsecured debt securities. In March 1991, NS issued and sold $250 million principal amount of its 9% notes due March 1, 2021. In February 1992, NS issued and sold $250 million principal amount of its 7-7/8% notes due February 15, 2004. These notes are not redeemable prior to maturity and are not entitled to any sinking fund. Proceeds from the sale of these notes were used to purchase and retire shares of NS common stock, to retire short-term commercial paper debt issued to fund previous share purchases and for general corporate purposes.

-------   -------------------------------------------

6.   DEBT (continued)

Long-Term Debt
--------------

                                                   December 31,
                                             -----------------------
                                               1994           1993
                                             --------       --------
                                             (In millions of dollars)
Railroad equipment obligations at an
 average rate of 8.2% maturing to 2009       $  520.9       $  551.4
Notes at an average rate of 8.4%
 maturing to 2021                               497.3          497.1
Commercial paper classified as long-term
 debt at an average rate of 4.3%                500.0          400.0
Mortgage bonds at an average rate of
 4.1% maturing to 2003                           33.9           74.4
Other debt at an average rate of 8.5%
 maturing to 2015                                65.7           70.2
Capitalized leases at an average rate of
 8.1% maturing to 2000                            2.0            2.1
                                             --------       --------
     Total long-term debt                     1,619.8        1,595.2
                                             --------       --------
     Less:  Current maturities                   72.0          113.7
                                             --------       --------
     Long-term debt less current maturities  $1,547.8       $1,481.5
                                             ========       ========
Long-term debt matures as follows:
  1996                                       $   79.9
  1997                                           47.0
  1998                                          103.9
  1999                                          111.2
  2000 and subsequent years                   1,205.8
                                             --------
     Total                                   $1,547.8
                                             ========

     A substantial portion of NS' properties and certain investments in affiliated companies are pledged as collateral for much of the secured debt.

-------   -------------------------------------------

7.   CURRENT LIABILITIES

                                             December 31,
                                        ----------------------
                                         1994           1993
                                        -------        -------
                                       (In millions of dollars)
Accounts payable:
 Accounts and wages payable             $ 363.2        $ 341.3
 Casualty and other claims                191.2          185.1
 Vacation liability                        72.7           69.4
 Equipment rents payable - net             67.0           53.9
 Other                                     10.0            3.9
                                        -------        -------
     Total                              $ 704.1        $ 653.6
                                        =======        =======

Other current liabilities:
 Prepaid amounts on forwarded traffic   $  72.8        $  75.4
 Interest payable                          38.3           31.7
 Retiree health and death benefit
   obligation (Note 11)                    22.0           20.4
 Other                                      9.2           18.3
                                        -------        -------
     Total                              $ 142.3        $ 145.8
                                        =======        =======


8.   LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum operating lease payments are as follows:

                                    Operating Lease
                                      Commitments
                                    ---------------
                                (In millions of dollars)
     1995                               $  53.1
     1996                                  49.9
     1997                                  44.2
     1998                                  39.7
     1999                                  32.8
     2000 and subsequent years            568.1
                                        -------
          Total                         $ 787.8
                                        =======

     NS has reached tentative understandings for leases on approximately 300 miles of road in North Carolina. The leases call for payment of an annual rental of $8 million in 1995, with inflation adjustments in succeeding years. These estimated payments are included in the future minimum operating lease commitments above.

-------   -------------------------------------------

8.   LEASE COMMITMENTS (continued)

Operating Lease Expense
-----------------------

                               1994      1993      1992
                              -------   -------   -------
                                (In millions of dollars)
Minimum rents                 $  56.1   $  42.0   $  38.8
Contingent rents                 45.4      36.1      42.5
                              -------   -------   -------
     Total                    $ 101.5   $  78.1   $  81.3
                              =======   =======   =======


9.   OTHER LIABILITIES

                                       December 31,
                                   -------------------
                                     1994       1993
                                   --------   --------
                                 (In millions of dollars)
Casualty and other claims          $  305.0   $  321.2
Net pension obligation (Note 10)       91.6      105.7
Retiree health and death benefit
  obligation (Note 11)                300.5      307.5
Other liabilities                     264.8      301.0
                                   --------   --------
     Total                         $  961.9   $1,035.4
                                   ========   ========


10.  PENSION PLANS

     Norfolk Southern and certain subsidiaries have defined benefit pension plans that principally cover salaried employees. Pension benefits are based primarily on years of creditable service with NS and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Assets in the plans consist mainly of common stocks.

Pension Cost (Benefit) Components
---------------------------------

                                    1994      1993      1992
                                   -------   -------   -------
                                    (In millions of dollars)
Service cost-benefits earned
 during the year                   $  12.5   $  13.3   $  12.9
Interest cost on projected
 benefit obligation                   62.6      60.8      59.1
Actual return on assets in plans     (17.0)   (107.4)    (69.4)
Net amortization and deferral        (62.8)     29.5      (6.2)
                                   -------   -------   -------
     Net pension benefit           $  (4.7)  $  (3.8)  $  (3.6)
                                   =======   =======   =======

-------   -------------------------------------------

10.  PENSION PLANS (continued)

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

                                     1994      1993      1992
                                     ----      ----      ----
Discount rate for determining
  funded status                      8.50%     7.25%     8.25%
Future salary increases                 6%        6%        6%
Return on assets in plans               9%        9%        9%


     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:

                                                    December 31,
                                      -----------------------------------------
                                            1994                   1993
                                      -------------------    ------------------
                                       Funded   Unfunded      Funded   Unfunded
                                       Plans     Plans        Plans     Plans
                                      --------  --------     --------  --------
                                              (In millions of dollars)
Actuarial present value of
 benefit obligations:
  Vested benefits                     $ 643.4   $  41.2      $ 723.6   $  45.9
  Non-vested benefits                     4.0       0.2          5.8       0.2
                                      -------   -------      -------   -------
     Accumulated benefit obligation     647.4      41.4        729.4      46.1
  Effect of expected future
    salary increases                    102.0       9.5        119.3       5.7
                                      -------   -------      -------   -------
     Projected benefit obligation       749.4      50.9        848.7      51.8
Fair value of assets in plans           892.0      --          941.2      --
                                      -------   -------      -------   -------
     Funded status                      142.6     (50.9)        92.5     (51.8)

Unrecognized initial net asset          (42.4)     --          (49.6)     --
Unrecognized (gain) loss               (159.6)     10.1       (122.6)     15.8
Unrecognized prior service cost           3.8       4.8          8.7       1.3
                                      -------   -------      -------   -------
     Net pension liability included
       in the balance sheets          $ (55.6)  $ (36.0)     $ (71.0)  $ (34.7)
                                      =======   =======      =======   =======

Early Retirement Program in 1993
--------------------------------
     During 1993, NS completed a voluntary early retirement program for salaried employees that resulted in a $42.4 million charge in "Compensation and benefits" expense. The principal benefit for those who participated in the program was enhanced pension benefits, which are reflected in the accumulated benefit obligation.

-------   -------------------------------------------

10.  PENSION PLANS (continued)

Transfer of Pension Plan Assets
-------------------------------
     During 1991, the NS Retirement Plan was amended to establish a
Section 401(h) account for the purpose of transferring a portion of pension plan assets in excess of the projected actuarial liability to fund current-year medical payments for retirees. No transfer was made in 1994. Since 1991, $42.5 million has been transferred from the pension plan to reimburse NS for retirees' medical payments. NS contributed equal amounts to a Voluntary Employee Beneficiary Association trust in those years to fund future medical costs for retirees (see Note 11).

401(k) Plan
-----------
     Norfolk Southern and certain subsidiaries provide a 401(k) savings plan for salaried employees. Under the plan, NS matches a portion of the employee contributions, subject to applicable limitations. NS' expenses under this plan were $5.1 million, $5.2 million and $4.9 million in 1994, 1993 and 1992, respectively.


11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Norfolk Southern and certain subsidiaries provide specified health care and death benefits to eligible retired employees and their dependents, principally salaried employees. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees. Although no 401(h) transfer occurred in 1994 (see Note 10), NS made a corporate contribution of $10 million to the VEBA.
     Effective January 1, 1994, NS amended the attribution period for postretirement health care benefits. The amendment generally provides for benefits to be determined ratably over a 10-year period based on creditable service commencing at age 45, or from date of hire if employment began after age 45. The amendment reduced the accumulated postretirement health care benefit obligation by $90 million and 1994's net periodic postretirement benefit cost by $16 million.

-------   -------------------------------------------

11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:

                                                   December 31,
                                  ---------------------------------------------
                                          1994                     1993
                                  ---------------------    --------------------
                                   Health                   Health
                                    Care       Death         Care       Death
                                  Benefits    Benefits     Benefits    Benefits
                                  ---------   ---------    ---------   --------
                                             (In millions of dollars)
Accumulated postretirement
 benefit obligation:
  Retirees                         $ 165.0     $  77.2      $ 176.2     $  84.3
  Fully eligible active
   plan participants                  13.5         4.7         27.9         8.6
  Other active plan participants      36.9        11.2        123.0        16.7
                                   -------     -------      -------     -------
      Total                          215.4        93.1        327.1       109.6
Plan assets at fair value             54.5        --           44.5        --
                                   -------     -------      -------     -------
      Funded status                 (160.9)      (93.1)      (282.6)     (109.6)

Unrecognized loss (gain)              14.8        (4.5)        58.0        17.8
Unrecognized prior
 service cost (benefit)              (78.7)       (0.1)       (11.4)       (0.1)
                                   -------     -------      -------     -------
      Accrued postretirement
        benefit obligation         $(224.8)    $ (97.7)     $(236.0)    $ (91.9)
                                   =======     =======      =======     =======


     A summary of the postretirement benefit cost follows:

                                          1994                     1993
                                  ---------------------    --------------------
                                   Health                   Health
                                    Care       Death         Care       Death
                                  Benefits    Benefits     Benefits    Benefits
                                  ---------   ---------    ---------   --------
                                             (In millions of dollars)
Service cost-benefits attributable
 to service during the year        $  13.7     $   0.8      $   8.0     $   0.7
Interest cost on accumulated
 postretirement benefit obligation    17.3         7.7         22.3         6.8
Actual return on plan assets          --          --           (1.9)       --
Net amortization and deferral        (15.2)        0.6         (0.7)       --
                                   -------     -------      -------     -------
      Net periodic postretirement
        benefit cost               $  15.8     $   9.1      $  27.7     $   7.5
                                   =======     =======      =======     =======

-------   -------------------------------------------

11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate in 1995 will be 11.5% and is assumed to decrease gradually to an ultimate rate of 6% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by about $24 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year 1994 by about $4.5 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 10).
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $4.8 million, $5.3 million and $5.6 million in 1994, 1993 and 1992, respectively.


12.  LONG-TERM INCENTIVE PLAN

     Under the stockholder-approved Long-Term Incentive Plan, a disinterested committee of the Board of Directors may grant stock options, stock appreciation rights (SARs), and performance share units
(PSUs), up to a maximum 11,675,000 shares of Norfolk Southern common stock. Grants of SARs and PSUs result in charges to earnings, while grants of stock options currently have no effect on earnings. Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary date of grant. Options are exercisable at the fair market value of Norfolk Southern stock on the date of grant.
     SARs were granted on a one-for-one basis in tandem with certain of the stock option shares. Upon the exercise of an SAR, the optionee receives in common stock or cash or both (as determined by the committee administering the plan) the amount by which the fair market value of common stock on the exercise date exceeds the option price. Exercise of an SAR or option cancels any related option/SAR. During 1991, the Securities and Exchange Commission issued new regulations under Section 16(b) of the Securities Exchange Act of 1934. In view of these new regulations, plan participants surrendered, without cash or other consideration, all outstanding SARs granted after 1988. Consistent with the new regulations and the surrender of post-1988 SARs, future grants of SARs are not anticipated at this time. SARs outstanding as of each year end were as follows: 74,519 in 1994; 95,852 in 1993; and 133,659 in
1992.

-------   -------------------------------------------

12.  LONG-TERM INCENTIVE PLAN (continued)

Stock Option Activity
---------------------

                                         Exercise Price
                        Option Shares    Range-Per Share
                        -------------  -------------------
Balance 12/31/91          2,154,045    $17.46  to   $42.75
Granted                     680,000                  56.44
Exercised                  (275,652)    17.46  to    42.75
Surrendered for SAR         (44,921)    22.25  to    42.75
Cancelled                     --         --    to     --
-----------------------------------
Balance 12/31/92          2,513,472     17.46  to    56.44
Granted                     689,750                  63.25
Exercised                  (278,083)    17.46  to    56.44
Surrendered for SAR         (28,482)    22.25  to    28.79
Cancelled                    (1,250)                 63.25
-----------------------------------
Balance 12/31/93          2,895,407     17.46  to    63.25
Granted                     703,750                  72.94
Exercised                   (93,383)    17.46  to    63.25
Surrendered for SAR          (7,472)    22.25  to    28.79
Cancelled                     --         --    to     --
-----------------------------------
Balance 12/31/94          3,498,302    $22.25  to   $72.94

Stock options exercisable 12/31:

     1992                 1,833,472    $17.46  to   $42.75
     1993                 2,205,657     17.46  to    56.44
     1994                 2,794,552     22.25  to    63.25

Performance Share Units
-----------------------
     Performance share units, which were added to this plan by a 1989 amendment, entitle participants to earn shares of common stock at the end of a three-year performance cycle based upon achievement of certain predetermined corporate performance goals. PSU grants totaled 163,000 in 1994; 160,500 in 1993; and 196,000 in 1992. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.
     The plan also permits the payment, in cash or in stock, of dividend equivalents on shares of common stock covered by options and PSUs granted after January 1, 1989, commensurate with dividends paid on common stock. Tax absorption payments, in an amount estimated to equal the federal and state income taxes applicable to shares of common stock issued subject to a share retention agreement, also are authorized. Dividend equivalents and tax absorption payments, if made, result in charges to earnings.

     Shares of stock available for future grants or issued in connection with all features of the Long-Term Incentive Plan were as follows:

                                       1994        1993        1992
                                    ---------   ---------   ---------
Available for future grants 12/31   2,060,796   2,835,862   3,618,649

Shares of common stock issued         190,060     352,248     366,404

-------   -------------------------------------------

13.  STOCK PURCHASE PROGRAMS

     Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, some purchases were financed with proceeds from the sale of commercial paper notes. In March 1991, $250 million of long-term notes was issued in part to repay a portion of the commercial paper notes, as well as to provide funds for additional purchases. An additional $250 million of long-term notes was issued in February 1992 (see Note 6 for debt details).
     The recent decreases in the average number of outstanding common shares, as disclosed in the Eleven-Year Financial Review on page 30, are the results of these purchase programs. Since the first purchases in December 1987 and through December 31, 1994, NS has purchased and retired 59,160,800 shares of its common stock under these programs at a cost of $2.5 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximates carrying value because of the short maturity of these financial instruments.
     The fair value of long-term "Investments" approximated $261 million and $217 million at December 31, 1994, and 1993, respectively. Quoted market prices were used to determine the fair value of marketable securities which, beginning in 1994 (see Note 1, "Required Accounting Changes"), were recorded at fair value. Gross unrealized holding losses on marketable securities were $2.0 million at December 31, 1994. Underlying net assets were used to estimate the fair value of non-marketable investments; however, if any such investment was sold after the end of the year, its sales price determined its fair value for these purposes. For the remaining investments, consisting principally of corporate-owned life insurance, the carrying value approximates fair value (see Note 4 for carrying values of "Investments").
     The fair value of "Long-term debt," including current maturities, approximated $1.63 billion at December 31, 1994, and $1.74 billion at December 31, 1993. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see Note 6 for carrying values of "Long-term debt").


15.  MOTOR CARRIER RESTRUCTURING IN 1993

     In mid-1993, NS began a restructuring of its motor carrier subsidiary by seeking buyers for the truckload freight portion of NAVL, which consisted of the Commercial Transport Division (CT), a nationwide truckload carrier, and Tran-Star (TS), a refrigerated carrier. The restructuring resulted in the liquidation or transfer to other divisions of most of CT's assets and, in December 1993, the sale of TS' operations. NAVL's revenues and expenses after June 30, 1993, reflect the results of its remaining operations.
     In 1993, as a result of these planned dispositions, NS recorded a $50.3 million pretax ($32.3 million after-tax) charge and recognized an additional tax benefit of $36.8 million.
     The proceeds from the December 31, 1993, sale of TS' operations are reflected in "Investment sales and other" in the 1993 Consolidated Statement of Cash Flows. CT's assets remaining at December 31, 1993, were classified in the Consolidated Balance Sheet in "Other current assets" and were disposed of during 1994.

-------   -------------------------------------------

16.  PARTIAL REVERSAL OF SPECIAL CHARGE IN 1993

     Included in 1991 results was a $680 million special charge for labor force reductions and asset write-downs. However, based on NS' success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million and was reflected as a credit in compensation and benefits expense. The principal factor contributing to the reversal was the failure in 1993 to reach agreement on terms for certain further labor savings. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.


17.  CONTINGENCIES

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that the amount of NS' ultimate liability will not materially affect NS' consolidated financial position.

Debt Guarantees
---------------
     As of December 31, 1994, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $72.5 million of indebtedness of related entities.

Change-in-Control Arrangements
------------------------------
     Norfolk Southern has compensation agreements with officers and certain key employees, which become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
         Operating expenses for environmental protection totaled approximately $20 million in 1994 and are anticipated to decrease in 1995. Expenses in 1994 included $10.5 million associated with emergency response and cleanup resulting from release of arsenic acid from a tank car leased by the shipper from a third party. Capital expenditures for environmental projects amounted to approximately $4 million in 1994 and are expected to be approximately $4 million in 1995. As of December 31, 1994, NS' balance sheet included a reserve for environmental exposures in the amount of $50 million (of which $13 million is accounted for as a current liability), which is NS' best estimate of ultimate liability at 80 identified locations. On that date,

-------   -------------------------------------------

17.  CONTINGENCIES (continued)

eight sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 80 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries have land holdings that serve as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

                      INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Norfolk Southern Corporation:

We have audited the consolidated financial statements of Norfolk Southern Corporation and subsidiaries as listed in Item 8. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its methods of accounting in 1993 by adopting the provisions of the Financial Accounting Standards Board's Statement 109, Accounting for Income Taxes; Statement 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and Statement 112, Employers' Accounting for Postemployment Benefits.


                                        /s/ KPMG Peat Marwick LLP


Norfolk, Virginia
January 24, 1995

Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

Item 11.  Executive Compensation.
-------   ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners
-------   -----------------------------------------------
          and Management.
          --------------

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated April 3, 1995, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 1995, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on page 22 under "Executive Officers of the Registrant."

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:

     1.   Index to Financial Statements:                         Page
          -----------------------------                          ----
          Consolidated Statements of Income
            Years ended December 31, 1994, 1993 and 1992        50-51

          Consolidated Balance Sheets
            As of December 31, 1994, and 1993                      52

          Consolidated Statements of Cash Flows
            Years ended December 31, 1994, 1993 and 1992        53-54

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1994, 1993 and 1992                       55

          Notes to Consolidated Financial Statements            56-73

          Independent Auditors' Report                             74


     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule     Page
          --------------------------------------------------     ----
          Schedule II - Valuation and Qualifying Accounts       82-83

            Schedules other than the one listed above are omitted either because they are not required or are inapplicable or because the information is included in the consolidated financial statements or related notes.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K.
          --------

     3.   Exhibits

Exhibit
Number                        Description
-------   -------------------------------------------------
  3       Articles of Incorporation and Bylaws -

  3(i)    The Restated Articles of Incorporation of Norfolk
         Southern are incorporated herein by reference from Exhibit 1 of Norfolk Southern's Form 10-Q report for the quarter ended September 30, 1989.

  3(ii)   The Bylaws of Norfolk Southern, as last amended
          January 24, 1995, are incorporated herein by reference from Exhibit 4 of Norfolk Southern's
          Registration Statement on Form S-8, filed electronically on January 25, 1995.

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

 10       Material Contracts -

          (a) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati,
          New Orleans and Texas Pacific Railway Company
          (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from Exhibit 10(b) of Southern's 1987 Annual Report on Form 10-K) - is filed herewith electronically.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                        Description
-------   -------------------------------------------------

          Management Compensation Plans
          -----------------------------
          (b)  The Norfolk Southern Corporation
          Management Incentive Plan, formerly incorporated by reference from Exhibit 10(h) of Norfolk
          Southern's 1987 Annual Report on Form 10-K, is filed herewith electronically.

          (c) The Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference from Appendix A to Norfolk Southern's definitive Proxy Statement dated April 3, 1989, for the Norfolk Southern Annual Meeting of Stockholders held May 11, 1989.

          (d)  The Norfolk Southern Corporation Officers'
          Deferred Compensation Plan is incorporated herein by reference from Exhibit 10(g) of Norfolk Southern's 1993 Annual Report on Form 10-K.

          (e)  The Directors' Deferred Fee Plan of
          Norfolk Southern Corporation is incorporated herein by reference from Exhibit 10(h) of Norfolk Southern's 1993 Annual Report on Form 10-K.

          (f) The Norfolk Southern Corporation Directors' Restricted Stock Plan effective January 26, 1994, is incorporated herein by reference from Exhibit 99 to Norfolk Southern's Form S-8 filed electronically on January 26, 1994.

          (g) Form of Severance Agreement, dated as of September 1, 1994, between the Corporation and certain executive officers: D. R. Goode,
          J. R. Turbyfill, R. A. Brogan, J. S. Shannon,
          S. C. Tobias, D. H. Watts and H. C. Wolf is incorporated herein by reference from
          Exhibit 10 to Norfolk Southern's Form 10-Q
          Report for the quarter ended September 30, 1994.

          (h)  The Excess Benefit Plan of Norfolk
          Southern Corporation and Participating Subsidiary
          Companies, formerly incorporated by reference from Exhibit 10(k) of Norfolk Southern's 1988
          Annual Report on Form 10-K, is filed herewith electronically.

Item 14. Exhibits, Financial Statement Schedule, and Reports on
-------  -------------------------------------------------------
         Form 8-K. (continued)
         --------

Exhibit
Number                       Description
-------   -------------------------------------------------

          (i)  The Directors' Pension Plan of Norfolk
          Southern Corporation is incorporated herein by reference from Exhibit 10(l) of Norfolk
          Southern's 1989 Annual Report on Form 10-K.

 11       Statement re:  Computation of Earnings Per Share.

 12       Statement re:  Computation of Ratio of Earnings to
          Fixed Charges.

 21       Subsidiaries of the Registrant.

 23       Consents of Experts and Counsel -

          Consent of Independent Auditors.

 27       Financial Data Schedule.




(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1994.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(d)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise not required or are not applicable.

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1995.


                                   NORFOLK SOUTHERN CORPORATION


                         By  /s/ David R. Goode
                             -----------------------------------------
                             (David R. Goode, Chairman, President and
                                     Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of March, 1995, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

         Signature                            Title
         ---------                            -----

/s/ David R. Goode
------------------------------          Chairman, President and Chief
   (David R. Goode)                     Executive Officer and Director
                                        (Principal Executive Officer)

/s/ Henry C. Wolf
------------------------------          Executive Vice President-Finance
   (Henry C. Wolf)                      (Principal Financial Officer)


/s/ John P. Rathbone
------------------------------          Vice President and Controller
   (John P. Rathbone)                   (Principal Accounting Officer)


/s/ Gerald L. Baliles
------------------------------          Director
   (Gerald L. Baliles)

         Signature                            Title
         ---------                            -----




------------------------------          Director
   (Gene R. Carter)


/s/ L. E. Coleman
------------------------------          Director
   (L. E. Coleman)


/s/ T. Marshall Hahn, Jr.
------------------------------          Director
   (T. Marshall Hahn, Jr.)


/s/ Landon Hilliard
------------------------------          Director
   (Landon Hilliard)


/s/ E. B. Leisenring, Jr.
------------------------------          Director
   (E. B. Leisenring, Jr.)


/s/ Arnold B. McKinnon
------------------------------          Director
   (Arnold B. McKinnon)


/s/ Robert E. McNair
------------------------------          Director
   (Robert E. McNair)


/s/ Jane Margaret O'Brien
------------------------------          Director
   (Jane Margaret O'Brien)



------------------------------          Director
   (Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1992, 1993 and 1994
                        (In millions of dollars)


                                      Additions charged to
                                      --------------------
                            Beginning            Other                  Ending
                             Balance   Expenses  Accounts   Deductions  Balance
                            ---------  --------  --------   ----------  -------
Year ended December 31, 1992
----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies        $  0.3    $ --      $ --       $ --        $  0.3

Casualty and other claims
 included in other
 liabilities                 $263.6    $144.4    $  3.9 (1) $ 91.0 (2)  $320.9
Current portion of casualty
 and other claims included
 in accounts payable         $214.4    $ 63.8    $117.5 (1) $205.1 (3)  $190.6


Year ended December 31, 1993
----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies        $  0.3    $ --      $ --       $  0.3      $ --

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                      $ --      $ 10.9    $ --       $ --        $ 10.9
Casualty and other claims
 included in other
 liabilities                 $320.9    $125.1    $  2.9 (1) $127.7 (2)  $321.2
Current portion of casualty
 and other claims included
 in accounts payable         $190.6    $ 53.1    $124.9 (1) $183.5 (3)  $185.1

(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2)  Payments and reclassifications to/from accounts payable.

(3)  Payments and reclassifications to/from other liabilities.


                                                              (continued)

                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1992, 1993 and 1994 (continued)
                        (In millions of dollars)


                                      Additions charged to
                                      --------------------
                            Beginning            Other                  Ending
                             Balance   Expenses  Accounts   Deductions  Balance
                            ---------  --------  --------   ----------  -------
Year ended December 31, 1994
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                      $ 10.9    $ --      $ --       $  9.5      $  1.4
Casualty and other claims
 included in other
 liabilities                 $321.2    $120.2    $  2.5 (1) $138.9 (2)  $305.0
Current portion of casualty
 and other claims included
 in accounts payable         $185.1    $ 49.9    $163.7 (1) $207.5 (3)  $191.2





(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2)  Payments and reclassifications to/from accounts payable.

(3)  Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                  Description                           Number
---------- -------------------------------------------        ------
  10       Material Contracts -

      (a)  The Supplementary Agreement entered into as
           of January 1, 1987, between the Trustees
           of the Cincinnati Southern Railway and The
           Cincinnati, New Orleans and Texas Pacific
           Railway Company.                                   85-107

      (b)  The Norfolk Southern Corporation Management
           Incentive Plan, as amended effective
           January 1, 1988.                                  108-115

      (h)  The Excess Benefit Plan of Norfolk Southern
           Corporation and Participating Subsidiary
           Companies, as amended January 1, 1989.            116-120

  11       Statement re:  Computation of Earnings Per Share. 121-124

  12       Statement re:  Computation of Ratio of Earnings
           to Fixed Charges.                                     125

  21       Subsidiaries of Norfolk Southern Corporation.     126-128

  23       Consent of Independent Auditors.                      129

  27       Financial Data Schedule (This exhibit is
           required to be submitted electronically
           pursuant to the rules and regulations of
           the Securities and Exchange Commission and
           shall not be deemed filed for purposes of
           Section 11 of the Securities Act of 1933
           or Section 18 of the Securities Exchange
           Act of 1934).                                         130