Form 10-Q
period 1995-03-31
NORFOLK SOUTHERN CORP
filed 1995-05-10
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                                 52-1188014
- ----------------------------------------   -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

       Three Commercial Place
         Norfolk, Virginia                            23510-2191
- ----------------------------------------   -------------------------------
(Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code        (804) 629-2680
                                                        ------------------

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1995
                -----                 --------------------------------
     Common Stock (par value $1.00)     131,978,551 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months Ended March 31, 1995 and 1994        3

                  Consolidated Balance Sheets
                  March 31, 1995 and December 31, 1994              4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1995 and 1994        5

                  Notes to Consolidated Financial Statements      6-7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  8-11

PartII. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                 12

Signatures                                                         13

Index to Exhibits                                                  14

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        1995       1994
                                                     ---------   ---------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                                               $   300.3   $  304.9
  Merchandise                                            670.2      609.4
  Other                                                   28.7       28.0
                                                     ---------   --------
       Total railway                                     999.2      942.3
 Motor carrier                                           139.5      134.5
                                                     ---------   --------
       Total transportation operating revenues         1,138.7    1,076.8
                                                     ---------   --------

TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits                              375.3      351.4
  Materials, services and rents                          163.1      161.0
  Depreciation                                            94.4       93.3
  Diesel fuel                                             48.7       45.7
  Casualties and other claims                             32.2       29.1
  Other                                                   35.5       37.5
                                                     ---------   --------
       Total railway                                     749.2      718.0
 Motor carrier                                           140.4      136.5
                                                     ---------   --------
       Total transportation operating expenses           889.6      854.5
                                                     ---------   --------
       Income from operations                            249.1      222.3

Other income (expense):
 Interest income                                           6.2        5.7
 Interest expense on debt                                (28.3)     (23.7)
 Other - net                                              49.5       21.0
                                                     ---------   --------
       Total other income                                 27.4        3.0
                                                     ---------   --------
       Income before income taxes                        276.5      225.3

Provision for income taxes                               105.8       80.4
                                                     ---------   --------
       NET INCOME                                    $   170.7   $  144.9
                                                     =========   ========

Per share amounts (Note 5):
 Net income                                          $    1.29   $   1.05
 Dividends                                                0.52       0.48



See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                                March 31,     December 31,
                                                  1995            1994
                                              ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   117.9      $    57.0
 Short-term investments                             224.0          249.7
 Accounts receivable - net                          708.7          726.6
 Materials and supplies                              67.0           61.9
 Deferred income taxes                              132.9          137.0
 Other current assets                               101.5          105.3
                                                ---------      ---------
     Total current assets                         1,352.0        1,337.5

Investments                                         199.8          172.8
Properties less accumulated depreciation          9,158.7        8,987.1
Other assets                                         89.4           90.4
                                                ---------      ---------
     TOTAL ASSETS                               $10,799.9      $10,587.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    42.1      $    44.9
 Accounts payable                                   674.1          704.1
 Income and other taxes                             250.7          168.5
 Other current liabilities                          145.7          142.3
 Current maturities of long-term debt (Note 3)       70.2           72.0
                                                ---------      ---------
     Total current liabilities                    1,182.8        1,131.8

Long-term debt (Note 3)                           1,635.1        1,547.8
Other liabilities                                   977.7          961.9
Minority interests                                   52.9           53.5

Deferred income taxes                             2,218.0        2,208.0
                                                ---------      ---------
     TOTAL LIABILITIES                            6,066.5        5,903.0
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             139.5          140.4
 Other capital                                      419.0          410.4
 Retained income                                  4,195.5        4,154.6

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,733.4        4,684.8
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,799.9      $10,587.8
                                                =========      =========

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                         1995        1994
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 170.7     $ 144.9
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                              (2.8)      (23.8)
     Depreciation                                        101.0       100.2
     Deferred income taxes                                12.7         3.3
     Nonoperating gains and losses on properties
       and investments                                   (40.8)       (4.8)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              22.9        (8.6)
         Materials and supplies                           (5.1)       (2.1)
         Other current assets                              3.8        (1.1)
         Current liabilities other than debt              68.3        22.6
         Other - net                                       8.2        (7.1)
                                                       -------     -------
            Net cash provided by operating activities    338.9       223.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                            (183.2)     (190.9)
 Property sales and other transactions                    31.4        33.1
 Investments and loans                                   (24.3)      (19.2)
 Investment sales and other transactions                  23.8        34.9
 Short-term investments - net                             27.7        65.7
                                                       -------     -------
            Net cash used for investing activities      (124.6)      (76.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (69.0)      (66.3)
 Common stock issued - net                                 1.9         8.0
 Purchase and retirement of common stock                 (71.9)      (44.3)
 Proceeds from long-term borrowings                        7.6        --
 Debt repayments                                         (22.0)      (17.3)
                                                       -------     -------
            Net cash used for financing activities      (153.4)     (119.9)
                                                       -------     -------
            Net increase in cash and cash equivalents     60.9        27.2

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     57.0        80.5
                                                       -------     -------
 At end of period                                      $ 117.9     $ 107.7
                                                       =======     =======
- --------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  39.7     $  37.7
   Income taxes                                        $   3.7     $   7.5


* Cash equivalents are highly liquid investments purchased three months or less from maturity.



See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1994 in the matters as discussed in NOTE 17, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1994, Notes to Consolidated Financial Statements, beginning on page 72.

3. Capital Leases

   During the first quarter of 1995, an NS rail subsidiary entered into capital leases covering 114 new locomotives having a total cost of $134.9 million. The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry stated interest rates between 8.23 percent and 8.60 percent but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate, plus 35 basis points, and will be reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases.

4. Stock Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with a combination of internally generated cash and through the issuance of debt. Since the first purchases in December 1987 through March 31, 1995, NS has purchased and retired 60,205,100 shares of its common stock under these programs at a cost of approximately $2.6 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 1995         1994
                                                -------      -------
                                                   (In thousands)
   Average number of shares outstanding         132,494      138,159

   Recent decreases in the average number of outstanding shares of NS common stock are the result of the stock purchase program described in Note 4.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" increased $25.8 million, or 18 percent, in the first quarter of 1995, compared with the same period last year. This represents NS' best first-quarter net income and reflects improved income from railway operations of $25.7 million and from nonoperating sources of $24.4 million.

Railway Operating Revenues
- --------------------------
First-quarter "Railway operating revenues" increased $56.9 million, or
6 percent, compared with the same period last year.

This change in operating revenues was due to:

                                               First Quarter
                                               1995 vs. 1994
                                            Increase (Decrease)
                                            ------------------
                                         (In millions of dollars)

     Traffic volume (carloads)                   $  87.8
     Revenue per unit/mix                          (31.6)
     Other                                           0.7
                                                 -------
                                                 $  56.9
                                                 =======

The principal revenue commodity groups and changes from the prior year were as follows:

                                               First Quarter
                                               1995 vs. 1994
                                            Increase (Decrease)
                                            ------------------
                                         (In millions of dollars)

     Coal                                        $  (4.6)
     Merchandise:
       Intermodal                                   17.5
       Metals/construction                          12.0
       Automotive                                   11.9
       Chemicals                                     8.7
       Paper/forest                                  7.4
       Agriculture                                   3.3
     Other, principally switching
       and demurrage                                 0.7
                                                 -------
                                                 $  56.9
                                                 =======

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Coal
- ----
The decline in coal revenues compared with last year was attributable to a weather-related decrease in long-haul utility coal shipments and continued weakness in export coal. Severe winter weather in the first quarter of 1994 created high demand for utility coal, while this year's mild weather resulted in much lower burn rates at utilities served by NS. The decline in long-haul traffic was partially offset by an increase in short-haul utility business, including NS' new COLTainer rail-truck service. The overall comparative weakness in utility coal traffic was somewhat mitigated by increased movements of metallurgical coal. Higher metallurgical traffic is largely due to the return to service of certain facilities which were experiencing downtime last year.

Looking ahead, the utility coal market in 1995 is expected to recover slowly with the return of more seasonal weather patterns and temperatures. However, most of the gain is not expected to occur until the second half of the year due to high utility stockpiles. The export coal market is expected to be mixed, with lower rates offsetting increased demand, although some improvement over 1994's depressed results is expected.

Merchandise
- -----------
All merchandise commodity groups showed improvement over last year's first quarter, as overall merchandise traffic volume was up 12 percent. The largest increase was in intermodal, with revenues up 18 percent on a 23 percent increase in traffic. Intermodal, which has been NS' fastest growing line of business in 1995, is expected to continue to expand as additional business is shifted from trucks, and capacity improvements generate growth from existing sources. The metals/construction and automotive groups also posted strong first-quarter gains, compared with last year, with revenues up 17 percent and 11 percent, respectively. Both groups benefited from an overall improvement in the economy, with metals/construction also gaining from new production facilities coming on-line. Revenues from metals/construction traffic are expected to continue ahead of last year, as growth is projected in construction and steel output. Automotive volume and revenues are expected to decline somewhat due to lower production and planned retooling downtime.

Railway Operating Expenses
- --------------------------
First-quarter "Railway operating expenses" increased $31.2 million, or 4 percent, compared with the same period last year. The largest increase was in "Compensation and benefits" which was up $23.9 million, or 7 percent. The higher labor costs were partly due to the 10 percent increase in total rail traffic. Other factors were: (1) a 4 percent wage increase, effective July 1, 1994, for agreement employees; (2) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund; and (3) increased accruals for stock-based compensation, a result of the rise in the NS stock price during the first quarter of 1995. "Casualties and other claims" increased $3.1 million, or 11 percent, over expenses in the

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


first quarter of 1994, which were unusually low due to favorable development experience related to claims filed in past years. "Diesel fuel" expenses were up $3.0 million, or 7 percent, largely due to higher consumption related to increased traffic. "Other expenses" declined $2.0 million, or 5 percent, due to lower employee moving expenses which had been unusually high in the first quarter of 1994 due to the early retirement program in the fall of 1993.

Motor Carrier Operating Revenues
- --------------------------------
First-quarter "Motor carrier operating revenues" increased $5.0 million, or 4 percent, compared with the same period last year, with all of the increase attributable to the High Value Products (HVP) Division.

Motor Carrier Operating Expenses
- --------------------------------
"Motor carrier operating expenses" rose $3.9 million, or 3 percent, compared with the same period last year, principally due to volume-related expense increases in the HVP Division.

Other Income (Expense)
- ----------------------
"Other income (expense)" was up $24.4 million over first quarter 1994, due to a $30.5 million ($18.8 million after-tax) gain (mostly non-cash) resulting from the partial redemption of a real estate partnership interest. "Interest income" was up $0.5 million, or 9 percent, due to higher invested cash balances. "Interest expense on debt" increased $4.6 million, or 19 percent, mainly due to higher rates on commercial paper debt.

Income Taxes
- ------------
The "Provision for income taxes" in first quarter 1995 totaled
$105.8 million, for an effective rate of 38.3 percent, compared with an effective rate of 35.7 percent last year. The lower effective rate in first quarter 1994 was due to an adjustment in federal income tax reserves related to prior years.

FINANCIAL CONDITION AND LIQUIDITY

                                     March 31, 1995    December 31, 1994
                                     --------------    -----------------
                                           (Dollars in millions)

   Cash and short-term investments      $341.9             $306.7
   Working capital                      $169.2             $205.7
   Current ratio                           1.1                1.2
   Debt to total capitalization           27.0%              26.2%

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with first quarter 1994 was primarily due to higher income from operations and to lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in first quarter 1995 included approximately $30 million related to locomotives under capital leases (see Note 3). "Property sales and other transactions" primarily reflects proceeds from dispositions of nonoperating property. "Investments and loans" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH FLOWS FROM FINANCING ACTIVITIES in the first quarter of 1995 primarily reflects uses of cash with the largest amount having been spent on the stock purchase program (see Note 4). "Proceeds from long-term borrowings" represents amounts received in connection with capital lease transactions entered into during the first quarter (see Note 3).

                        PART II - OTHER INFORMATION
                       ----------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits

              Computation of Per Share Earnings

              Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1995.

                                SIGNATURES
                                ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NORFOLK SOUTHERN CORPORATION
                               -----------------------------------------
                                              (Registrant)




Date:    May 10, 1995          /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    May 10, 1995          /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
- -----------  -----------------------------------------     -----------

   11        Statement re Computation of Per Share
             Earnings                                         15-16

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission and
             shall not be deemed filed for purposes of
             Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934).                                       17