Form 10-Q
period 1995-06-30
NORFOLK SOUTHERN CORP
filed 1995-08-09
CIK 702165

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                     --------    --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                                 52-1188014
-----------------------------------------  --------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

       Three Commercial Place
          Norfolk, Virginia                           23510-2191
-----------------------------------------  --------------------------------
(Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code      (804) 629-2680
                                                    -----------------------

                                 No Change
---------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (X)  Yes   ( )  No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1995
                -----                 --------------------------------
     Common Stock (par value $1.00)     131,026,404 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX


                                                                 Page
                                                                 ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1995 and 1994                            3

                  Consolidated Balance Sheets
                  June 30, 1995, and December 31, 1994              4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1995 and 1994           5

                  Notes to Consolidated Financial Statements      6-7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  8-12

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                 13

        Item 6.   Exhibits and Reports on Form 8-K                 14

Signatures                                                         15

Index to Exhibits                                                  16

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                      1995       1994     1995      1994
                                     -------   -------   -------   -------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                              $  311.3  $  322.5  $  611.6  $  627.4
  Merchandise                          677.2     648.6   1,347.4   1,258.0
  Other                                 27.9      26.7      56.6      54.7
                                    --------  --------  --------  --------
       Total railway                 1,016.4     997.8   2,015.6   1,940.1
 Motor carrier                         173.8     163.6     313.3     298.1
                                    --------  --------  --------  --------
       Total operating revenues      1,190.2   1,161.4   2,328.9   2,238.2
                                    --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits            356.6     341.7     731.9     693.1
  Materials, services and rents        162.7     165.3     325.8     326.3
  Depreciation                          96.7      95.0     191.1     188.3
  Diesel fuel                           47.0      46.7      95.7      92.4
  Casualties and other claims           28.8      37.5      61.0      66.6
  Other                                 40.9      39.0      76.4      76.5
                                    --------  --------  --------  --------
       Total railway                   732.7     725.2   1,481.9   1,443.2
 Motor carrier                         167.4     157.9     307.8     294.4
                                    --------  --------  --------  --------
       Total operating expenses        900.1     883.1   1,789.7   1,737.6
                                    --------  --------  --------  --------
       Income from operations          290.1     278.3     539.2     500.6

Other income (expense):
 Interest income                         8.6       5.6      14.8      11.3
 Interest expense on debt              (28.6)    (24.0)    (56.9)    (47.7)
 Other - net                            21.0      18.6      70.5      39.6
                                    --------  --------  --------  --------
       Total other income                1.0       0.2      28.4       3.2
                                    --------  --------  --------  --------
       Income before income taxes      291.1     278.5     567.6     503.8

Provision for income taxes             109.9     100.0     215.7     180.4
                                    --------  --------  --------  --------
       NET INCOME                   $  181.2  $  178.5  $  351.9  $  323.4
                                    ========  ========  ========  ========

Per share amounts (Note 5):
 Net income                         $   1.38  $   1.30  $   2.67  $   2.35
 Dividends                              0.52      0.48      1.04      0.96

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                                June 30,      December 31,
                                                  1995            1994
                                              ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   104.0      $    57.0
 Short-term investments                             219.5          249.7
 Accounts receivable - net                          735.6          726.6
 Materials and supplies                              69.7           61.9
 Deferred income taxes                              135.6          137.0
 Other current assets                                87.8          105.3
                                                ---------      ---------
     Total current assets                         1,352.2        1,337.5

Investments                                         216.2          172.8
Properties less accumulated depreciation          9,192.9        8,987.1
Other assets                                         68.1           90.4
                                                ---------      ---------
     TOTAL ASSETS                               $10,829.4      $10,587.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    41.1      $    44.9
 Accounts payable                                   696.1          704.1
 Income and other taxes                             210.1          168.5
 Other current liabilities                          164.8          142.3
 Current maturities of long-term debt (Note 3)       63.9           72.0
                                                ---------      ---------
     Total current liabilities                    1,176.0        1,131.8

Long-term debt (Note 3)                           1,612.6        1,547.8
Other liabilities                                   975.2          961.9
Minority interests                                   51.8           53.5

Deferred income taxes                             2,244.2        2,208.0
                                                ---------      ---------
     TOTAL LIABILITIES                            6,059.8        5,903.0
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             138.4          140.4
 Other capital                                      418.2          410.4
 Retained income                                  4,233.6        4,154.6

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,769.6        4,684.8
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,829.4      $10,587.8
                                                =========      =========

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                         1995        1994
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  351.9    $  323.4
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                               (7.0)      (28.0)
     Depreciation                                         203.6       203.0
     Deferred income taxes                                 35.2        18.9
     Nonoperating gains and losses on properties
       and investments                                    (49.0)       (9.7)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                               (3.9)      (25.2)
         Materials and supplies                            (7.8)       (2.9)
         Other current assets                              17.5         2.7
         Current liabilities other than debt               70.4        63.2
         Other - net                                       12.8        (0.5)
                                                       --------    --------
            Net cash provided by operating activities     623.7       544.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                             (332.7)     (314.8)
 Property sales and other transactions                     53.6        59.3
 Investments and loans                                    (39.6)      (33.8)
 Investment sales and other transactions                   24.2       260.3
 Short-term investments - net                              33.4        (1.8)
                                                       --------    --------
            Net cash used for investing activities       (261.1)      (30.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (137.7)     (132.4)
 Common stock issued - net                                  4.7         8.1
 Purchase and retirement of common stock                 (153.7)     (124.6)
 Proceeds from long-term borrowings (Note 3)                7.6        --
 Debt repayments                                          (36.5)      (39.1)
                                                       --------    --------
            Net cash used for financing activities       (315.6)     (288.0)
                                                       --------    --------
            Net increase in cash and cash equivalents      47.0       226.1

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      57.0        80.5
                                                       --------    --------
 At end of period                                      $  104.0    $  306.6
                                                       ========    ========
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  56.6    $   47.1
   Income taxes                                         $ 127.5    $  109.3


* Cash equivalents are highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1995, and 1994.

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

4. Stock Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with a combination of internally generated cash and through the issuance of debt. Since the first purchases in December 1987 through June 30, 1995, NS has purchased and retired 61,431,800 shares of its common stock under these programs at a cost of approximately $2.7 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:

                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                            1995       1994          1995       1994
                            ----       ----          ----       ----
                                         (In thousands)
   Average number of
     shares outstanding   131,525    137,165       132,009    137,662


   Recent decreases in the average number of outstanding shares of NS common stock are the result of the stock purchase program described in Note 4.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" increased $2.7 million, or 2 percent, in the second quarter of 1995, compared with the second quarter of 1994. This was NS' best second-quarter net income and reflects improved income from operations, which was up $11.8 million, or 4 percent.

Net income for the six months ended June 30, 1995, was up $28.5 million, or 9 percent, over the comparable period last year. Increased operating profitability and nonoperating income, principally due to the first-quarter gain on the partial redemption of a partnership interest, were responsible for the improvement.

Railway Operating Revenues
--------------------------
"Railway operating revenues" increased $18.6 million, or 2 percent, in the second quarter and $75.5 million, or 4 percent, for the six months ended
June 30, 1995, compared with the same periods last year.  The increases in operating revenues were due to:

                                 Second Quarter      First Six Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  19.3               $ 106.3
     Revenue per unit/mix              (1.9)                (32.7)
     Other                              1.2                   1.9
                                    -------               -------
                                    $  18.6               $  75.5
                                    =======               =======

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



The principal revenue commodity groups and changes from the prior year were as follows:

                                 Second Quarter      First Six Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Coal                           $ (11.2)              $ (15.8)
     Merchandise:
       Intermodal                      12.8                  30.3
       Automotive                       9.0                  20.9
       Paper/forest                     4.4                  11.8
       Metals/construction              2.5                  14.5
       Agriculture                      2.4                   5.7
       Chemicals                       (2.5)                  6.2
     Other, principally switching
       and demurrage                    1.2                   1.9
                                    -------               -------
                                    $  18.6               $  75.5
                                    =======               =======


Coal
----
Most of the decline in coal revenues compared with last year was attributable to lower domestic utility coal shipments. High stockpiles at coal-fired generating plants, a result of unseasonably mild weather through June, and an increase in nuclear power generation combined to lower demand for utility coal. The unfavorable comparison was also partly a result of relatively strong demand last year, as utilities were rebuilding depleted stockpiles during the first half of 1994. On the positive side, coal shipments began to recover somewhat during the second quarter, as the effects of the continuing economic recovery in Europe translated into a modest increase in demand for export coal.

Looking ahead, the export market for coal shipped over NS' lines appears to have firmed, and the slow growth which began in the second quarter is expected to continue into the second half of the year. Limited improvement is anticipated in domestic utility shipments, however, as high stockpiles and greater nuclear power generation are expected to continue to hold down short-term demand.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Merchandise
-----------
All merchandise commodity groups (except chemicals in the second quarter) produced higher revenues compared with last year. The largest increases were in the intermodal group, with revenue gains of $12.8 million, or 12 percent, for the second quarter, and $30.3 million, or 15 percent, for the first six months. Within the intermodal group, container traffic continued to post strong growth in the second quarter; however, a softening economy and the effects of last year's strike by truckers reduced the growth in trailer traffic volume, compared with second quarter 1994. NS' intermodal traffic business is expected to continue ahead of last year's pace, although a slowing economy may limit the overall gains in the second half of the year.

The automotive group also produced strong results for both the quarter and the first six months, with revenues climbing $9.0 million, or 8 percent, and $20.9 million, or 10 percent, respectively, over last year. NS' automotive traffic in 1995 has benefited from both an improved economy and increased market share. Looking ahead, however, growth in automotive volume and revenues is expected to slow somewhat in the second half of the year, as automakers reduce production due to sales declines and planned retooling downtime. Metals/construction revenues rose
$2.5 million, or 3 percent, in the second quarter, and $14.5 million, or 9 percent, for the first six months, compared with the prior year. Paper/forest revenues were up $4.4 million, or 3 percent, for the quarter, and $11.8 million, or 5 percent, for the first six months. The improvements were primarily due to higher average revenues per shipment, as second-quarter traffic volume in the metals/construction group declined 2 percent, and was flat for the paper/forest group. Agriculture revenues were up $2.4 million and $5.7 million, or 3 percent, for the second quarter and year-to-date, respectively. The gains were largely due to traffic carried over from last year's record corn and soybean harvests. Chemicals was the only merchandise commodity with lower results in the second quarter, down $2.5 million, or 2 percent, compared with 1994, a result of heavy rains in the Midwest, which caused a decline in fertilizer shipments. However, for the first half, chemical revenues were up $6.2 million, or 2 percent, compared with last year. The outlook for the remainder of the year is for modest growth in NS' chemicals traffic, however, as overall demand is expected to track the domestic economy.


Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $7.5 million, or 1 percent, in the second quarter of 1995, and $38.7 million, or 3 percent, for the first half, compared with the same periods last year. During the second quarter of 1995, NS recorded a $7 million charge for the costs related to the closing of two car repair shops. These costs are reflected in "Compensation and benefits" ($2.8 million), for separations and transfers; in "Materials, services and rents" ($0.5 million); and in "Other" expense ($3.7 million), for relocation costs.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The largest expense increase for the quarter was in "Compensation and benefits" which was up $14.9 million, or 4 percent. The main factors contributing to this increase were: (1) higher wage rates, including a 4 percent increase, effective July 1, 1994, for agreement employees;
(2) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund;
(3) increased accruals for stock-based compensation, a result of the rise in the price of NS stock; and (4) voluntary separation charges related to the shop closings. Partially offsetting these increases was a one-time recovery of railroad retirement supplemental annuity taxes totaling
$5.3 million, resulting from a settlement between the major railroads and the Internal Revenue Service. Smaller increases in second-quarter expenses were recorded in "Other" expense, which was up $1.9 million, or 5 percent, due to the charges related to shop closings, and "Depreciation," up $1.7 million, or 2 percent. These increases were offset partially by a reduction in "Casualties and claims" expense, which declined $8.7 million, or 23 percent, due to a combination of: (1) the effect of last year's
$5 million accrual for environmental clean-up costs associated with a tank car leak; and (2) favorable experience in settling personal injury claims.

The increase in year-to-date "Railway operating expenses" was also primarily due to higher compensation and benefits costs which were up $38.8 million, or 6 percent, for the same reasons mentioned in the second-quarter discussion. Other year-to-date increases were in "Depreciation," up $2.8 million, or 1 percent, and "Diesel fuel," up $3.3 million, or 4 percent, due to moderate increases in both consumption and price per gallon. The principal decrease in year-to-date railway operating expenses was in "Casualties and other claims" which declined $5.6 million, or 8 percent, again as a result of costs related to last year's tank car spill and this year's more favorable personal injury claims experience.

Motor Carrier Operating Revenues
--------------------------------
"Motor carrier operating revenues" increased $10.2 million, or 6 percent, for the second quarter and $15.2 million, or 5 percent, for the first six months, compared with the same periods last year. Most of the increase was in the High Value Products Division where all business units reported increased revenues primarily as a result of the recovering economy and increased sales efforts in the blanketwrap (specialized handling of uncartoned freight) unit and at the distribution centers.

Motor Carrier Operating Expenses
--------------------------------
"Motor carrier operating expenses" rose $9.5 million, or 6 percent, for the second quarter and $13.4 million, or 5 percent, for the first six months, compared with the same periods last year. These increases were principally volume related.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Other Income (Expense)
----------------------
"Other income (expense)" was up $0.8 million over the second quarter of 1994 and $25.2 million for the first six months, compared with the same periods last year. The year-to-date increase was largely attributable to a $30.5 million ($18.8 million after-tax) gain resulting from the partial redemption of a real estate partnership interest. "Interest income" was up $3.0 million, or 54 percent, and $3.5 million, or 31 percent, for the second quarter and year-to-date, primarily due to higher interest rates. "Interest expense on debt" increased $4.6 million and $9.2 million, or 19 percent, for the second quarter and year-to-date, respectively, mainly due to higher rates on commercial paper debt.

Income Taxes
------------
The "Provision for income taxes" in the second quarter of 1995 totaled $109.9 million, for an effective rate of 37.8 percent, compared with an effective rate of 35.9 percent last year. The lower rate in 1994 resulted from a favorable adjustment to the valuation allowance for a deferred tax asset. For the first six months of 1995, income taxes were $215.7 million for an effective tax rate of 38.0 percent, compared with an effective tax rate of 35.8 percent in 1994. The lower effective rate in the first half of 1994 was due primarily to adjustments in federal income tax reserves related to prior years and to the adjustment to the valuation allowance.

FINANCIAL CONDITION AND LIQUIDITY

                                      June 30, 1995    December 31, 1994
                                      -------------    -----------------
                                            (Dollars in millions)

   Cash and short-term investments       $323.5             $306.7
   Working capital                       $176.2             $205.7
   Current ratio                            1.1                1.2
   Debt to total capitalization            26.5%              26.2%

CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with the first six months of 1994 was primarily due to higher income from operations and lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in the first half of 1995 included approximately $30 million related to locomotives under capital leases (see Note 3). "Property sales and other transactions" primarily reflects proceeds from dispositions of nonoperating property. "Investments and loans" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH FLOWS FROM FINANCING ACTIVITIES primarily reflect uses of cash with the largest amount having been spent on the stock purchase program (see
Note 4). "Proceeds from long-term borrowings" represents amounts received in connection with capital lease transactions entered into during the first quarter (see Note 3).

                        PART II - OTHER INFORMATION
                       ----------------------------
               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 11, 1995, at which meeting four directors were elected to the class whose term will expire in 1998; the Norfolk Southern Corporation Long-Term Incentive Plan, as amended, was approved; the Norfolk Southern Corporation Executive Management Incentive Plan was approved; and the appointment of independent public accountants was ratified.

        The four nominees for directors, who were uncontested, were elected by the following vote:

                              Three-Year Term
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     L. E. Coleman            107,640,451 votes        571,744 votes

     T. Marshall Hahn, Jr.    107,610,279 votes        601,916 votes

     Landon Hilliard          107,668,079 votes        544,116 votes

     Jane Margaret O'Brien    107,554,497 votes        657,698 votes


        The Norfolk Southern Corporation Long-Term Incentive Plan, as amended, was approved by the following vote:

     FOR:  88,225,758 shares               AGAINST:  18,971,114 shares

                         ABSTAINED:  1,015,323 shares

        The Norfolk Southern Corporation Executive Management Incentive Plan was approved by the following vote:

     FOR:  103,284,056 shares              AGAINST:  3,804,966 shares

                         ABSTAINED:  1,123,173 shares

        The appointment of KPMG Peat Marwick, LLP, independent public accountants, was ratified by the following vote:

     FOR:  107,296,304 shares              AGAINST:  507,911 shares

                         ABSTAINED:  407,980 shares

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1995.

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




Date:    August 9, 1995        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    August 9, 1995        /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------


Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   11        Statement re Computation of Per Share
             Earnings                                         17-18

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for
             purposes of Section 11 of the Securities
             Act of 1933 or Section 18 of the
             Securities Exchange Act of 1934).                   19