Form 10-Q
period 1995-09-30
NORFOLK SOUTHERN CORP
filed 1995-11-09
CIK 702165

PAGE 1
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Virginia                                 52-1188014
----------------------------------------    --------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

         Three Commercial Place
           Norfolk, Virginia                            23510-2191
----------------------------------------    --------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code      (804) 629-2680
                                                    ------------------------

                                 No Change
----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (X) Yes   ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of October 31, 1995
                -----                 ----------------------------------
     Common Stock (par value $1.00)     129,768,492 shares (excluding
                                          7,252,634 shares held by
                                          registrant's consolidated
                                                subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX
                                   -----


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1995 and 1994                       3

                  Consolidated Balance Sheets
                  September 30, 1995, and December 31, 1994         4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1995 and 1994     5

                  Notes to Consolidated Financial Statements      6-7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  8-13

Part II. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                 14

Signatures                                                         15

Index to Exhibits                                                  16

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                              $  318.5  $  325.0  $  930.1  $  952.4
  Merchandise                          647.3     622.7   1,994.7   1,880.7
  Other                                 30.2      28.1      86.8      82.8
                                    --------  --------  --------  --------
       Total railway                   996.0     975.8   3,011.6   2,915.9
 Motor carrier                         187.9     195.4     501.2     493.5
                                    --------  --------  --------  --------
       Total operating revenues      1,183.9   1,171.2   3,512.8   3,409.4
                                    --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits            359.7     340.4   1,091.6   1,033.5
  Materials, services and rents        146.7     160.2     472.5     486.5
  Depreciation                          98.3      95.1     289.4     283.4
  Diesel fuel                           45.2      47.3     140.9     139.7
  Casualties and other claims           30.7      36.4      91.7     103.0
  Other                                 37.7      32.5     114.1     109.0
                                    --------  --------  --------  --------
       Total railway                   718.3     711.9   2,200.2   2,155.1
 Motor carrier                         173.5     181.8     481.3     476.2
                                    --------  --------  --------  --------
       Total operating expenses        891.8     893.7   2,681.5   2,631.3
                                    --------  --------  --------  --------
       Income from operations          292.1     277.5     831.3     778.1

Other income (expense):
 Interest income                         6.9       7.4      21.7      18.7
 Interest expense on debt              (28.8)    (27.5)    (85.7)    (75.2)
 Other - net                            16.9       8.7      87.4      48.3
                                    --------  --------  --------  --------
       Total other income (expense)     (5.0)    (11.4)     23.4      (8.2)
                                    --------  --------  --------  --------
       Income before income taxes      287.1     266.1     854.7     769.9

Provision for income taxes             103.2      97.8     318.9     278.2
                                    --------  --------  --------  --------
       NET INCOME                   $  183.9  $  168.3  $  535.8  $  491.7
                                    ========  ========  ========  ========

Per share amounts (Note 5):
 Net income                         $   1.40  $   1.24  $   4.07  $   3.59
 Dividends                              0.52      0.48      1.56      1.44

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                              September 30,   December 31,
                                                  1995            1994
                                              ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    73.2      $    57.0
 Short-term investments                             214.1          249.7
 Accounts receivable - net                          773.8          726.6
 Materials and supplies                              63.1           61.9
 Deferred income taxes                              138.3          137.0
 Other current assets                                77.8          105.3
                                                ---------      ---------
     Total current assets                         1,340.3        1,337.5

Investments                                         231.2          172.8
Properties less accumulated depreciation          9,233.1        8,987.1
Other assets                                         68.3           90.4
                                                ---------      ---------
     TOTAL ASSETS                               $10,872.9      $10,587.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    43.1      $    44.9
 Accounts payable                                   720.5          704.1
 Income and other taxes                             211.0          168.5
 Other current liabilities                          147.0          142.3
 Current maturities of long-term debt (Note 3)       59.3           72.0
                                                ---------      ---------
     Total current liabilities                    1,180.9        1,131.8

Long-term debt (Note 3)                           1,588.3        1,547.8
Other liabilities                                   984.8          961.9
Minority interests                                   52.2           53.5

Deferred income taxes                             2,258.6        2,208.0
                                                ---------      ---------
     TOTAL LIABILITIES                            6,064.8        5,903.0
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             137.4          140.4
 Other capital                                      424.5          410.4
 Retained income                                  4,266.8        4,154.6

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,808.1        4,684.8
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,872.9      $10,587.8
                                                =========      =========

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                         1995        1994
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  535.8    $  491.7
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                               (9.6)      (30.2)
     Depreciation                                         308.1       305.7
     Deferred income taxes                                 44.7        68.3
     Nonoperating gains and losses on properties
       and investments                                    (56.8)      (13.1)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (42.2)      (43.6)
         Materials and supplies                            (1.2)        4.6
         Other current assets                              27.5        16.2
         Current liabilities other than debt               91.5        54.6
         Other - net                                       16.4         2.8
                                                       --------    --------
            Net cash provided by operating activities     914.2       857.0

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                             (497.6)     (491.9)
 Property sales and other transactions                     80.8        53.4
 Investments and loans                                    (54.5)      (44.5)
 Investment sales and other transactions                   24.6       260.1
 Short-term investments - net                              38.6      (143.3)
                                                       --------    --------
            Net cash used for investing activities       (408.1)     (366.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (205.9)     (197.9)
 Common stock issued - net                                 10.6         9.4
 Purchase and retirement of common stock                 (238.6)     (179.0)
 Proceeds from long-term borrowings (Note 3)                7.6        41.4
 Debt repayments                                          (63.6)     (108.7)
                                                       --------    --------
            Net cash used for financing activities       (489.9)     (434.8)
                                                       --------    --------
            Net increase in cash and cash equivalents      16.2        56.0

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      57.0        80.5
                                                       --------    --------
 At end of period                                      $   73.2    $  136.5
                                                       ========    ========
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  100.7    $   93.3
   Income taxes                                        $  219.3    $  154.3

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1995, and 1994.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year-end 1994 in the matters as discussed in Note 17, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1994, Notes to Consolidated Financial Statements, beginning on page 72.

3. Capital Leases

   During the first quarter of 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry stated interest rates between
   8.23 percent and 8.60 percent but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable.

4. Stock Purchase Programs

   Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with a combination of internally generated cash and through the issuance of debt. Since the first purchases in December 1987 through September 30, 1995, NS has purchased and retired 62,638,800 shares of its common stock under these programs at a cost of approximately $2.8 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:

                           Three Months Ended     Nine Months Ended
                              September 30,          September 30,
                            1995        1994       1995        1994
                            ----        ----       ----        ----
                                         (In thousands)
   Average number of
     shares outstanding    130,578    135,992     131,532    137,105


   Recent decreases in the average number of shares outstanding of NS common stock are the result of the stock purchase program described in Note 4.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the third quarter was $183.9 million, the highest for any quarter in NS' history, and $15.6 million, or 9 percent, higher than in the third quarter of 1994. Contributing to the 1995 third-quarter record were a $14.6 million increase in "Income from operations" and a $6.4 million improvement in nonoperating income.

"Net income" of $535.8 million for the nine months ended September 30, 1995, also a record, was up $44.1 million, or 9 percent, over the comparable period last year. A 7 percent increase in "Income from operations" and substantially higher nonoperating income, largely due to the first-quarter gain on the partial redemption of a partnership interest, were principally responsible for the improvement.

Railway Operating Revenues
--------------------------
"Railway operating revenues" increased $20.2 million, or 2 percent, in the third quarter and $95.7 million, or 3 percent, for the nine months ended
September 30, 1995, compared with the same periods last year.  The increases in operating revenues were due to:

                                  Third Quarter      First Nine Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  19.8               $ 125.8
     Revenue per unit/mix              (1.7)                (34.1)
     Other                              2.1                   4.0
                                    -------               -------
                                    $  20.2               $  95.7
                                    =======               =======

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


The principal revenue commodity groups and changes from the prior year were as follows:

                                  Third Quarter      First Nine Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                       (In millions of dollars)

     Coal                           $  (6.5)              $ (22.3)
     Merchandise:
       Intermodal                       9.2                  39.5
       Agriculture                      6.2                  11.9
       Paper/forest                     5.8                  17.6
       Automotive                       4.8                  25.7
       Metals/construction              4.3                  18.8
       Chemicals                       (5.7)                  0.5
     Other, principally switching
       and demurrage                    2.1                   4.0
                                    -------               -------
                                    $  20.2               $  95.7
                                    =======               =======


Coal
----
The comparative decline in NS' coal revenues, for both the third quarter and first nine months of 1995, resulted from an overall weakness in shipments of domestic utility coal. Stockpiles at coal-fired generating plants had been quite high since the summer of 1994. This summer's relatively hot weather in NS' service region resulted in stockpiles beginning to moderate. Export coal shipments continued the improvement begun during the second quarter, as the economic recovery in Europe helped to generate a 15 percent increase in third-quarter volume and a 5 percent increase in volume for the first nine months of 1995, compared with last year.

Looking ahead, the encouraging trends in both the domestic utility and export markets for coal over NS' lines are expected to continue, producing moderate traffic growth for the remainder of the year.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Merchandise
-----------
All merchandise commodity groups (except chemicals in the third quarter) produced higher revenues compared with last year. The intermodal group continued to produce the greatest gains, with revenues up $9.2 million, or 9 percent, for the third quarter, and up $39.5 million, or 13 percent, for the first nine months. Container traffic posted the largest gains compared with last year's third quarter, although a softening domestic economy resulted in somewhat slower growth, compared with the first six months this year. Strong container shipments and modest improvement in trailer movements are expected in the fourth quarter.

The agriculture group recorded the second-best revenue increase in the third quarter, rising $6.2 million, or 8 percent, compared with last year. Strong demand for grain, increased wheat shipments from NS sourcing regions and an improved export market combined to produce the gains. The fourth-quarter outlook is also positive, although this year's harvest is not expected to match last year's record levels. Revenues in the paper/forest and metals/construction commodity groups were up
$5.8 million and $4.3 million, or 5 percent, for the quarter, and up $17.6 million and $18.8 million, or 5 percent and 8 percent, respectively, for the first nine months. The gains in the paper/forest group were almost entirely due to higher average revenues per shipment, as traffic volume was flat for both periods. Higher average revenues also largely were responsible for the improved results in metals/construction, although some of the year-to-date gain was due to greater first-quarter traffic volume. Revenues from automotive traffic were up $4.8 million, or 5 percent, for the quarter and $25.7 million, or 8 percent, for the first nine months. NS continues to benefit from improved automotive sales and production in markets it serves.
Automobile traffic is expected to remain ahead of last year, although projected gains from plants scheduled to come back on line in the fourth quarter will be somewhat mitigated by retooling downtimes and production slow-downs at other plants.

Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $6.4 million, or 1 percent, in the third quarter of 1995, and $45.1 million, or 2 percent, for the nine-month period, compared with the same periods last year.

The largest expense increase for the quarter was in "Compensation and benefits" which rose $19.3 million, or 6 percent. The main factors contributing to this increase were: (1) higher wage rates; (2) increased accruals for stock-based compensation, largely a result of the rise in the market price of NS stock; and (3) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund.

On September 26, 1995, NS announced a voluntary retirement program for certain eligible employees, which 272 of the 475 eligible employees accepted. The charge for this program will be recorded in fourth-quarter operating expenses. The effects of this program are expected to produce annual savings of approximately
$16 million.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Third-quarter expenses also saw an increase in "Other" expenses, which were up $5.2 million, or 16 percent, compared with last year, which had benefited from favorable sales and use tax settlements. Partially offsetting these increases were reductions in "Materials, services and rents" and "Casualties and other claims." "Materials, services and rents" declined $13.5 million, or 8 percent, due primarily to lower locomotive and freight car repairs. Greater income from equipment rents related to the deprescription of car hire and the leasing of locomotives also contributed to the decline. "Casualties and other claims" was $5.7 million, or 16 percent, lower due to favorable experience in personal injury claims.

The increase in year-to-date "Railway operating expenses" also reflected higher compensation and benefits costs which were up $58.1 million, or 6 percent, for the same reasons mentioned in the discussion about third-quarter expenses. "Other" expenses rose $5.1 million, or 5 percent, compared to 1994, which included a favorable sales and use tax adjustment. The principal decreases in year-to-date railway operating expenses were in "Materials, services and rents" and "Casualties and other claims." "Materials, services and rents" declined $14 million, or 3 percent, for the same reasons mentioned in the third-quarter discussion. "Casualties and other claims" declined $11.3 million, or 11 percent, reflecting this year's more favorable personal injury claims experience and lower environmental claim costs.

Motor Carrier Operating Revenues
--------------------------------
"Motor carrier operating revenues" declined $7.5 million, or 4 percent, for the third quarter but were $7.7 million, or 2 percent, ahead for the first nine months, compared with the same periods last year. The quarterly decline was primarily a result of sluggish demand in the Relocation Services Division during what is normally its busiest season of the year. The year-to-date increase was in the High Value Products Division, principally due to the recovering economy and increased sales efforts in the blanketwrap (specialized handling of uncartoned freight) unit and at the distribution centers.

Motor Carrier Operating Expenses
--------------------------------
"Motor carrier operating expenses" were $8.3 million, or 5 percent, lower for the third quarter, but were $5.1 million, or 1 percent, higher for the nine months, compared with the same periods last year. Both variances were principally volume-related.

Other Income (Expense)
----------------------
"Interest income" was $0.5 million, or 7 percent, lower for the quarter, but was $3.0 million, or 16 percent, higher for the first nine months. The year-to-date increase was largely due to higher interest rates.

"Interest expense on debt" increased $1.3 million, or 5 percent, and $10.5 million, or 14 percent, for the third quarter and year-to-date, respectively, mainly due to higher rates on commercial paper debt.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


"Other-net" improved by $8.2 million over third-quarter 1994 and by $39.1 million above the first nine months of last year. The improvement for the quarter was largely due to an increase in gains on sales of property while the year-to-date increase was largely attributable to a $30.5 million ($18.8 million after-tax) gain resulting from the partial redemption in January of a real estate partnership interest.

Income Taxes
------------
The "Provision for income taxes" in the third quarter of 1995 totaled $103.2 million, for an effective rate of 35.9 percent, compared with an effective rate of 36.8 percent last year. For the first nine months of 1995, income taxes were $318.9 million for an effective tax rate of
37.3 percent, compared with an effective tax rate of 36.1 percent in 1994. The lower year-to-date effective rate in 1994 was due primarily to adjustments in federal income tax reserves related to prior years and to a favorable valuation allowance adjustment for a deferred tax asset.

Required Accounting Change
--------------------------
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets and related goodwill which either are held and used or are held for disposal. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and NS plans to implement this change in the first quarter of 1996. The impact to NS of adopting this new standard is not currently determinable; however, it is not expected to have a material effect on the Corporation's financial position or results of operations.

Environmental Matters
---------------------
NS Rail (NS' rail subsidiary) and NS Rail's wholly owned subsidiary, The Alabama Great Southern Railroad Company ("AGS"), have complied with a recent request from the Environmental Protection Agency ("EPA") to provide information concerning any connection they may have had - in the 1880's - to property or the operations conducted thereon at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. Since providing such information, NS has learned informally that the EPA may consider AGS, with several other entities believed to be solvent, a potentially responsible party with respect to such site. Any such designation of AGS and any associated liability will be contested; it is not possible at this time to anticipate either (a) the amount of any liability that may be asserted against NS or NS Rail or (b) as a consequence, the materiality of such amount to NS' financial position, results of operation or liquidity in a particular quarter or year.

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

                                   September 30, 1995  December 31, 1994
                                   ------------------  -----------------
                                           (Dollars in millions)

   Cash and short-term investments      $287.3             $306.7
   Working capital                      $159.4             $205.7
   Current ratio                           1.1                1.2
   Debt to total capitalization           26.0%              26.2%

CASH FLOWS FROM OPERATING ACTIVITIES are NS' principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities, compared with the first nine months of 1994, was primarily due to higher income from operations and lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions. "Investments and loans" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH FLOWS FROM FINANCING ACTIVITIES primarily reflect uses of cash with the largest amount having been spent on the stock purchase program (see
Note 4). "Proceeds from long-term borrowings" in 1995 represent amounts received in connection with capital lease transactions entered into during the first quarter (see Note 3), and in 1994, reflect an equipment trust issued.

                        PART II.  OTHER INFORMATION
                        ---------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended September 30, 1995.

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




Date:  November 9, 1995        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  November 9, 1995        /s/ John P. Rathbone
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