Form 10-K405
period 1995-12-31
NORFOLK SOUTHERN CORP
filed 1996-03-27
CIK 702165

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                       ---------------------------
                              FORM 10-K405
 (X)ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1995.
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

    The aggregate market value of the voting stock held by nonaffiliates as of February 29, 1996: $10,445,649,457

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996: 128,175,173 (excluding 7,252,634 shares held by registrant's consolidated subsidiaries)

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 1, 1996) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           Item                                                Page
           ----                                                ----
Part I      1.   Business                                        4

            2.   Properties                                      4

            3.   Legal Proceedings                              22

            4.   Submission of Matters to a Vote of Security
                    Holders                                     22

                 Executive Officers of the Registrant           23


Part II     5.   Market for Registrant's Common Stock and
                    Related Stockholder Matters                 27

            6.   Selected Financial Data                        28

            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  35

            8.   Financial Statements and Supplementary Data    50

            9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      77


Part III   10.   Directors and Executive Officers of the
                    Registrant                                  77

           11.   Executive Compensation                         77

           12.   Security Ownership of Certain Beneficial
                    Owners and Management                       77

           13.   Certain Relationships and Related
                    Transactions                                77


Part IV    14.   Exhibits, Financial Statement Schedule, and
                    Reports on Form 8-K                         78

                 Index to Consolidated Financial Statement
                    Schedule                                    78


Power of Attorney                                               82

Signatures                                                      82

Exhibit Index                                                   86

                                 PART I

Item 1.   Business.
------    --------

      and

Item 2.   Properties.
------    ----------

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

          Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). As of February 29, 1996, all the common stock of NW
(100 percent voting control) is owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway and 12 percent of its voting preferred stock (resulting in 94.6 percent voting control) are owned directly by Norfolk Southern.

          On June 21, 1985, Norfolk Southern acquired control of North American Van Lines, Inc. and its subsidiaries (NAVL), a diversified motor carrier. In accordance with an Acquisition Agreement dated
May 2, 1984, and with the approval of the transaction by the ICC, Norfolk Southern acquired all the issued and outstanding common stock of NAVL. During 1993, NAVL underwent a restructuring (see discussion on page 6 and in Note 15 of Notes to Consolidated Financial Statements on page 73) designed to enhance its opportunities to return to profitability.

          Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

          RAILROAD OPERATIONS - As of December 31, 1995, NS' railroads operated more than 14,500 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,208 miles are owned with the balance operated under lease or trackage rights; most of this total are main line track.
In addition, NS' railroads operate approximately 11,000 miles of passing, industrial, yard and side tracks.

          NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North
Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately
330 miles, expired by their terms at the end of 1994. Following extensive negotiations, the terms of renewal contained in a Lease Extension Agreement were approved by the respective parties' boards of directors in August 1995, and, subject to a court challenge as to the presence of the required quorum of private stockholders ("Quorum Challenge"), by the stockholders of North Carolina Railroad Company
(NCRR) at their meeting in December. Also, certain NCRR stockholders earlier had filed four separate, and still-pending, derivative actions challenging the adequacy of the new rental terms, which provide for an annual rental of $8.0 million in 1995, with adjustments for inflation in each of the succeeding years of the lease. Pending resolution of the Quorum Challenge, NS' railroads continue to operate over NCRR lines under the rental terms contained in the Lease Extension Agreement. If the Quorum Challenge is successful, and if the NCRR is unable to obtain stockholder approval of the Lease Extension Agreement at a subsequent meeting, NS' railroads could be required to operate over these NCRR lines under conditions prescribed by regulatory authority, or they might operate over one or more alternate routes. Whatever the ultimate resolution of this matter, it is not expected to have a material effect on NS' consolidated financial position.

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

          The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with the Florida East Coast Railway allows NS' railroads to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

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

          MOTOR CARRIER OPERATIONS - DOMESTIC OPERATIONS - NAVL's principal transportation activity is the domestic, irregular route common and contract carriage of used household goods and special commodities between points in the United States. NAVL also operates as an intrastate carrier of property in 19 states.

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

          During 1995, the RS and HVP divisions conducted operations through a network of over 400 agents at approximately 700 locations in the United States. Agents are local moving and storage companies that provide NAVL with such services as solicitation, packing and warehousing in connection with the movement of household goods and specialized products. NAVL's future domestic operations are expected to be conducted principally through the RS and HVP divisions.

           Customized Logistics Services (CLS) was established in 1993 as an operating unit of the HVP Division. CLS' business is to focus NAVL's resources to respond to a variety of customer needs for integrated logistics services. The services include emergency parts order fulfillment, time-definite transportation and in-transit merge programs.

          FOREIGN OPERATIONS - NAVL's foreign operations are conducted through the RS and HVP Divisions and through foreign subsidiaries, including North American Van Lines Canada, Ltd. The latter subsidiary provides motor carrier service for the transportation of used household goods and specialized commodities between most points in Canada through a network of approximately 170 agent locations. NAVL's international operations consist primarily of forwarding used household goods to and from the United States and between foreign countries through a network of approximately 330 foreign agents and representatives. NAVL's international operations are structurally aligned with the services provided by its domestic operating divisions. All international household goods operations and related subsidiaries in Alaska and Canada are assigned to the RS Division. The remaining international operations, which include subsidiaries in the United States, Germany and the United Kingdom, are involved in the transportation of selected general and specialized commodities and are assigned to the HVP Division.

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

          TRANSPORTATION OPERATING REVENUES - NS' total transportation operating revenues were $4.67 billion in 1995. These revenues were received for the transportation of revenue freight: 280.6 million tons by rail and 1.2 million tons by motor carrier. Of the rail tonnage,
219.4 million tons originated on line, 242.7 million tons terminated on line (including 187.1 million tons of local traffic -- originating and terminating on line) and approximately 5.6 million tons was overhead traffic (neither originating nor terminating on line).

          Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal transportation operating revenue sources for the period 1991 through 1995 are set forth in the following table:


                                       Year Ended December 31,
Principal Sources of      ------------------------------------------------
Transportation
Operating Revenues          1995      1994      1993      1992      1991
--------------------        ----      ----      ----      ----      ----
         (Revenues in Millions, and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,240.3  $1,262.5  $1,213.3  $1,296.0  $1,330.3
  % of total
   transportation
   operating revenues....     26.6%     27.6%     27.2%     28.1%     29.9%
  Revenue ton miles......     43.1      43.8      41.4      41.9      42.7
  % of total revenue
   ton miles.............     33.5%     35.4%     36.2%     37.4%     39.5%

                                       Year Ended December 31,
Principal Sources of      ------------------------------------------------
Transportation
Operating Revenues          1995      1994      1993      1992      1991
--------------------        ----      ----      ----      ----      ----
         (Revenues in Millions, and Revenue Ton Miles in Billions)
PAPER/FOREST
  Revenues............... $  519.8  $  505.4  $  502.7  $  499.5  $  476.1
  % of total
   transportation
   operating revenues....     11.1%     11.0%     11.3%     10.9%     10.7%
  Revenue ton miles......     15.5      15.3      15.1      14.7      13.6
  % of total revenue
   ton miles.............     12.0%     12.3%     13.2%     13.1%     12.6%

CHEMICALS
  Revenues............... $  513.5  $  512.2  $  472.9  $  471.7  $  449.7
  % of total
   transportation
   operating revenues....     11.0%     11.2%     10.6%     10.2%     10.1%
  Revenue ton miles......     16.7      16.7      14.7      14.3      13.6
  % of total revenue
   ton miles.............     13.0%     13.5%     12.8%     12.8%     12.6%

AUTOMOTIVE
  Revenues............... $  454.1  $  432.1  $  429.5  $  401.5  $  325.9
  % of total
   transportation
   operating revenues....      9.7%      9.4%      9.6%      8.7%      7.3%
  Revenue ton miles......      4.3       4.2       4.2       3.7       3.0
  % of total revenue
   ton miles.............      3.3%      3.4%      3.7%      3.3%      2.8%

AGRICULTURE
  Revenues............... $  359.0  $  347.5  $  319.7  $  301.4  $  293.6
  % of total
   transportation
   operating revenues....      7.7%      7.6%      7.2%      6.6%      6.6%
  Revenue ton miles......     16.7      15.6      13.6      12.6      12.2
  % of total revenue
   ton miles.............     13.0%     12.6%     11.9%     11.3%     11.3%

METALS/CONSTRUCTION
  Revenues............... $  339.5  $  321.4  $  296.1  $  276.3  $  274.0
  % of total
   transportation
   operating revenues....      7.3%      7.0%      6.7%      6.0%      6.1%
  Revenue ton miles......     11.3      10.4       9.6       8.5       8.2
  % of total revenue
   ton miles.............      8.8%      8.4%      8.4%      7.6%      7.6%

                                       Year Ended December 31,
Principal Sources of      ------------------------------------------------
Transportation
Operating Revenues          1995      1994      1993      1992      1991
--------------------        ----      ----      ----      ----      ----
         (Revenues in Millions, and Revenue Ton Miles in Billions)
INTERMODAL
(Trailers and Containers)
  Revenues............... $  470.5  $  425.6  $  372.0  $  341.0  $  324.6
  % of total
   transportation
   operating revenues....     10.1%      9.3%      8.3%      7.4%      7.3%
  Revenue ton miles......     19.5      16.3      13.0      11.9      10.4
  % of total revenue
   ton miles.............     15.1%     13.2%     11.4%     10.6%      9.6%

OTHER INTERMODAL RELATED*
  Revenues............... $   --    $   --    $   18.2  $   67.9  $   56.0
  % of total
   transportation
   operating revenues....     --        --         0.4%      1.5%      1.3%
  Revenue ton miles......     --        --        --        --        --
                          --------  --------  --------  --------  --------
Total Railway Freight
   Revenues.............. $3,896.7  $3,806.7  $3,624.4  $3,655.3  $3,530.2
Total Railway Revenue
   Ton Miles                 127.1     122.3     111.6     107.6     103.7

OTHER RAILWAY OPERATING
  Revenues, principally
  switching and
  demurrage.............. $  115.1  $  111.4  $  121.5  $  121.7  $  123.8
  % of total
   transportation
   operating revenues....      2.5%      2.4%      2.7%      2.6%      2.8%
                          --------  --------  --------  --------  --------
Total Railway Operating
   Revenues.............. $4,011.8  $3,918.1  $3,745.9  $3,777.0  $3,654.0

MOTOR CARRIER**
  Revenues............... $  656.2  $  663.2  $  714.2  $  829.6  $  797.3
  % of total
   transportation
   operating revenues....     14.0%     14.5%     16.0%     18.0%     17.9%
  Revenue Ton Miles......      1.7       1.5       2.7       4.4       4.4
  % of total revenue
   ton miles.............      1.3%      1.2%      2.4%      3.9%      4.0%
                          --------  --------  --------  --------  --------
Total Transportation
  Operating Revenues..... $4,668.0  $4,581.3  $4,460.1  $4,606.6  $4,451.3
Total Revenue Ton Miles..    128.8     123.8     114.3     112.0     108.1

Note: Revenue ton miles (RTMs) for 1991 and 1992 have been restated from a one-month delayed basis to a current-month basis.

 * See discussion on page 11 regarding TCSC revenues.
** See discussion on page 4 regarding motor carrier restructuring.

          COAL TRAFFIC - Coal, coke and iron ore--most of which is bituminous coal--is NS' railroads' principal commodity group. NS' railroads originated 114.2 million tons of coal, coke and iron ore in 1995 and handled a total of 125.1 million tons. Originated tonnage decreased 0.4 percent from 114.7 million tons in 1994, and total tons handled decreased 0.6 percent from 125.9 million tons in 1994. Revenues from coal, coke and iron ore, which accounted for 27 percent of NS' total transportation operating revenues and 34 percent of total revenue ton miles in 1995, were $1.24 billion, a decrease of 2 percent from $1.26 billion in 1994.

          The following table shows total coal tonnage originated on-
line, received from connections and handled for the five years ended
December 31, 1995:
                              Tons of Coal (Millions)
                    ---------------------------------------------
                     1995     1994      1993      1992      1991
                     ----     ----      ----      ----      ----
     Originated      111.2    112.0     109.7     115.5     116.8
     Received         10.8     11.1       5.9       6.3       6.5
                     -----    -----     -----     -----     -----
     Handled         122.0    123.1     115.6     121.8     123.3

          Of the 111.2 million tons of coal originating on NS railroad lines in 1995, the approximate breakdown by origin state is as
follows:   41.2 million tons from West Virginia, 34.4 million tons
from Virginia, 23.1 million tons from Kentucky, 7.1 million tons from Illinois, 3.6 million tons from Alabama, 1.6 million tons from Tennessee, and 0.2 million tons from Indiana. Of this NS-origin coal, approximately 25.7 million tons moved for export, principally through NS pier facilities at Norfolk (Lamberts Point), Va.; 18.6 million tons moved to domestic and Canadian steel industries; 58.7 million tons of steam coal moved to electric utilities; and 8.2 million tons moved to other industrial and miscellaneous users. NS' railroads moved
9.4 million tons of originated coal to various docks on the Ohio River for further movement by barge and 3.3 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

          Total coal tonnage handled through all system ports in 1995 was 41.7 million. Of this total, 69 percent moved through the pier facilities at Lamberts Point. In 1995, total tonnage handled at Lamberts Point, including coastwise traffic, was 28.9 million tons, a 4 percent increase from the 27.8 million tons handled in 1994.

          For the five years ended December 31, 1995, the quantities of NS coal handled only for export through Lamberts Point were as follows:
                          Export Coal through Lamberts Point
                                 (Millions of tons)
                     -------------------------------------------
                     1995     1994      1993      1992      1991
                     ----     ----      ----      ----      ----
         Originated  25.4     23.9      24.6      30.8      34.3
         Handled     25.5     24.1      24.9      31.2      34.6

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 35.

          MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Paper/Forest; Chemicals; Automotive; Agriculture; and Metals/Construction). Total NS railroad merchandise revenues increased in 1995 to $2.66 billion, a 4 percent increase over 1994. Railroad merchandise carloads handled in 1995 were 3.18 million, compared with 3.03 million handled in 1994, an increase of 5 percent.

          Intermodal results, for 1993 and later, reflect the effect of the formation, in April 1993, of TCSC, a partnership between NS and Conrail subsidiaries (see also page 7). This partnership provides RoadRailer(RT) and domestic container services previously offered by a wholly owned subsidiary of NS. Because NS owns only 50 percent of TCSC, its revenues are not consolidated. NS' intermodal revenues include only revenues for rail service NS provides the partnership. Excluding this partnership effect, 1994 intermodal revenues increased 14%, compared with 1993.

          In 1995, 105.2 million tons of merchandise freight, or approximately 68 percent of total rail merchandise tonnage handled by NS, originated on line. The balance of NS' railroad merchandise traffic was received from connecting carriers (mostly railroads, with some truck, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

           Revenues in all six market groups comprising merchandise traffic improved in 1995 over 1994, and in 1994 over 1993. The biggest gains in 1995 were in Intermodal, up $44.9 million;
Automotive, up $22.0 million; and Metals/Construction, up
$18.1 million.

           See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 35.

          MOTOR CARRIER TRAFFIC - Motor carrier revenues declined
1 percent to $656.2 million in 1995. Gains in the HVP division were offset by reductions in RS. In 1994, motor carrier revenues were $663.2 million, down 7 percent from 1993, which included six months of revenues from truckload operations prior to the restructuring of NAVL (see page 6). Adjusted for the effect of discontinued truckload operations in 1993, motor carrier operating revenues in 1994 increased 15 percent.

          DOMESTIC OPERATIONS now are conducted through NAVL's RS and HVP divisions. In 1995, total domestic shipments for these divisions were 381,121, up 0.5 percent from 1994. Further comments about each division follow.

          Domestic shipments of used household goods transported by the RS Division fall into three market categories. Approximately
51 percent of the domestic shipment volume comes from the sale of moving services to individual consumers. Another 38 percent comes from corporations and other businesses that pay for the relocation of their employees. The remaining 11 percent is derived from military, government and other sources. Total domestic RS Division shipments in 1995 represented 29 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Total domestic revenues from this division were down 4 percent, compared with 1994, and represented 42 percent of total revenues from operations.

          The HVP Division specializes in providing transportation services in less-than-truckload (LTL) and truckload (TL) quantities of sensitive products. These products are divided into the following categories: office furniture and equipment, exhibits and displays, electronic equipment, industrial machinery, commercial relocation, LTL furniture and selected general commodities. Total HVP Division shipments transported in 1995, including TL and LTL, represented
71 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Revenues from this division were down
2 percent from 1994 levels and represented 46 percent of total revenues from operations.

          FOREIGN OPERATIONS include NAVL's Canadian subsidiary, North American Van Lines Canada, Ltd., as well as operating subsidiaries in England and Germany. Foreign operations involving the transportation of used household goods and selected general and specialized commodities generated revenues of $81.8 million in 1995, up 15 percent from 1994. Revenues from foreign operations represented 12 percent of NAVL's total revenues.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroad operations during the periods indicated:
                                    Year Ended December 31,
                           ----------------------------------------
                           1995     1994     1993     1992     1991
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          127.1    122.3    111.6    107.6    103.7
Freight train miles
 traveled (millions)        48.5     46.0     43.3     41.1     37.8
Revenue per ton mile     $0.0307  $0.0311  $0.0325  $0.0340  $0.0341
Revenue tons per train     2,622    2,655    2,577    2,618    2,743
Revenue ton miles
 per man-hour worked       2,690    2,579    2,304    2,184    2,023
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         73.5     73.4     75.6     75.5     78.3*

* Excluding a special charge in 1991 which increased railway operating expenses by $483 million.

          FREIGHT RATES - In 1995 NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. This situation is not expected to change in 1996 after the January 1 termination of the ICC and transfer of its functions to a new agency, the Surface Transportation Board (STB).

          In 1995, the ICC found NS' railroads "revenue inadequate" based on results for the year 1994. A railroad is "revenue inadequate" under the Interstate Commerce Act when its return on net investment does not exceed the rail industry's composite cost of capital.

          The revenue adequacy measure is used by the STB as one of the factors in its determination of reasonableness of regulated rates.

          Pricing and service flexibility afforded by the Motor Carrier Act of 1980 and the Household Goods Transportation Act of 1980 has resulted in NAVL's increased emphasis on innovative pricing action in order to remain competitive. Since 1980, NAVL has increasingly operated as a contract carrier. As of December 31, 1995, domestic contract carriage agreements accounted for the following percentage of shipments: RS Division, 31 percent and HVP Division, 81 percent.

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

          NONCARRIER OPERATIONS - Norfolk Southern's noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1995, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 14.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1995, NS owned or leased the following units of equipment:
                                 Number of Units
                       --------------------------------    Capacity
                         Owned*     Leased      Total    of Equipment
                         -----      ------      -----    ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,908           0      1,908     5,799,700
  Switching                 143           0        143       210,000
  Auxiliary units            62           0         62             0
                       --------     -------   --------    ----------
    Total locomotives     2,113           0      2,113     6,009,700
                       ========     =======   ========    ==========

Freight Cars:                                               (Tons)
  Hopper                 29,780          41     29,821     2,943,996
  Box                    22,918         376     23,294     1,772,693
  Covered Hopper         13,757       1,174     14,931     1,482,080
  Gondola                21,388         105     21,493     2,259,854
  Flat                    4,234         825      5,059       360,061
  Caboose                   261           0        261             0
  Other                   2,065           4      2,069       143,590
                       --------     -------   --------    ----------
    Total freight cars   94,403       2,525     96,928     8,962,274
                       ========     =======   ========    ==========

Other:
  Work equipment          6,963           5      6,968
  Vehicles                3,826           0      3,826
  Highway trailers        2,182       1,986      4,168
  RoadRailers(RT)           923           0        923
  Miscellaneous           1,624           0      1,624
                       --------     -------   --------
    Total other          15,518       1,991     17,509
                       ========     =======   ========


* Includes railroad equipment leased to outside parties and railroad equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

          The following table indicates the number and age of locomo tives and freight cars owned by NS at December 31, 1995:
                                         Year Built
             ----------------------------------------------------------------
                                                1985-  1979-   1978 &
             1995   1994   1993   1992   1991   1990   1984    Before   Total
             ----   ----   ----   ----   ----   ----   ----    ------   -----
Locomotives:
  Number of
    units     125     25     31     55     53    398     432     994    2,113
  Percent of
    fleet     5.9    1.2    1.5    2.6    2.5   18.8    20.4    47.1    100.0

Freight cars:
  Number of
    units     931    845    935    580    786  5,000  14,253  71,073   94,403
  Percent of
    fleet     1.0    0.9    1.0    0.6    0.8    5.3    15.1    75.3    100.0

          The average age of the freight car fleet at December 31, 1995, was 22.0 years. During 1995, NS retired 7,247 freight cars. As of December 31, 1995, the average age of the locomotive fleet was
15.7 years. During 1995, NS retired 67 locomotives, the average age of which was 22.6 years. Since 1988, NS has rebodied more than 20,500 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is inferable from the high percentage of freight cars built in earlier years.

          NS continues freight car and locomotive maintenance programs to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In recent years, the bad order ratio reflects the storage of certain types of cars which are not in high demand. Funds were not spent to repair cars for which present and future customers' needs could be adequately met without such repair programs. Also, NS' own standards of what constitutes a "serviceable" car have risen, and NS continues its disposition program for underutilized, unserviceable and overage cars. In this connection, NS began an orderly disposition of up to 17,000 freight cars in October 1994. Through the end of 1995, 7,272 of these cars had been sold.

                                           Annual Average*
                                   -------------------------------
                                   1995  1994   1993   1992   1991
                                   ----  ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        5.8%   6.7%   7.3%  7.6%   6.5%
    All Class I railroads          6.0*   7.3    7.1   7.5    7.3

Locomotives:
    NS Rail                        4.7    4.7    4.3   4.4    4.3


* In 1995, the industry bad order ratio was as of June 1, 1995.
  Prior years' industry ratios were based on a monthly average.

          TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is rail ranging from 100 to 140 pounds per yard. Of the 22,514 miles of track maintained by NS as of December 31, 1995, 15,787 were laid with welded rail.

          The density of traffic on NS running tracks (main line
trackage plus passing tracks) during 1995 was as follows:
              Gross tons of
             freight carried
             per track mile       Track miles       Percent
                (Millions)     of running tracks*   of total
             ---------------   -----------------    --------
                0-4                  4,966             31
                5-19                 4,822             30
                20 and over          6,387             39
                                    ------            ---
                                    16,175            100

                * Excludes trackage rights.

          The following table summarizes certain information about NS'
track roadway additions and replacements during the last five years:
                                    1995   1994   1993   1992   1991
                                    ----   ----   ----   ----   ----
Track miles of rail installed        403    480    574    660    679
Miles of track surfaced            4,668  4,760  5,048  5,690  5,646
New crossties installed (millions)   2.0    1.7    1.6    1.9    1.9

          MICROWAVE SYSTEM - The NS microwave system, consisting of 6,600 radio path miles, 376 active stations and 5 passive repeater stations, provides communications for Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides service for approximately 17,200 individual telephone circuits. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

          TRAFFIC CONTROL - Of a total of 12,885 road miles operated by NS, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 100 miles are controlled by data radio from eight microwave site locations) and 2,800 road miles are equipped for automatic block system operation.

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

          As of December 31, 1995, agents and owner-operators together supplied 3,519 tractors, representing 97 percent of the U.S. power equipment operated in NAVL service. Also as of December 31, 1995, NAVL owned 3,097 trailer units, representing 54 percent of the U.S. trailer fleet in NAVL service. The remaining 46 percent was provided mainly by agents and owner-operators. Agents and owner-operators also provided 1,081 straight trucks, or 98 percent of such units in NAVL service.

          NAVL has an extensive program for the repair and maintenance of its trailer equipment. In 1995, approximately 14,000 work orders were completed at NAVL's facility in Fort Wayne. As of December 31, 1995, the average age of trailer equipment in the NAVL fleet was
8.4 years.

          COMPUTERS - NAVL relies extensively on data processing facilities for shipment planning and dispatch functions as well as shipment tracing. Data processing capabilities are also utilized in revenue processing functions, driver and agent account settlement activity, and internal accounting and record keeping service.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $545.4 million as of December 31, 1995, and $521.9 million at December 31, 1994. In addition, a significant portion of NS' properties is subject to liens securing, as of December 31, 1995, and 1994, approximately $77.2 million and
$83.9 million of mortgage debt, respectively.

          Many of the tractors utilized in NAVL service are purchased by NAVL from manufacturers and resold to agents and owner-operators under a NAVL-sponsored financing program. At December 31, 1995, NAVL had $18.4 million in such tractor contracts receivable. This program allows NAVL to generate the funds necessary to purchase the tractors and to resell them under favorable financing terms. The equipment is sold under conditional sales contracts with the agents and owner-operators.

          CAPITAL EXPENDITURES - During the five calendar years ended
December 31, 1995, NS' capital expenditures for road, equipment and other property were as follows:
                                     Capital Expenditures
                         -------------------------------------------
                           1995     1994     1993     1992     1991
                           ----     ----     ----     ----     ----
                                   (In millions of dollars)
Transportation property
  Road                   $ 385.7  $ 384.6  $ 417.9  $ 426.5  $ 395.4
  Equipment                344.3    245.9    240.5    281.3    235.2
Other property              33.4     82.4     10.8      8.3     82.8
                         -------  -------  -------  -------  -------
     Total               $ 763.4  $ 712.9  $ 669.2  $ 716.1  $ 713.4
                         =======  =======  =======  =======  =======

           NS' capital spending and maintenance programs are and have been designed to assure NS' ability to provide safe, efficient and reliable transportation services. For 1996, NS is planning
$708 million of capital spending, of which $699 million will be for railway projects and $9 million for motor carrier property. NS anticipates that a portion of its locomotive acquisitions in 1996 will be financed using capitalized leases similar to the 1995 leases (see note 6 on page 63). In 1996, equipment financing needs may be somewhat lower than in 1995, as proceeds from the sale of freight cars will be used for some equipment acquisitions. Looking further ahead, total rail and motor carrier spending are expected to continue to be similar to 1994 and 1995 levels. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis" on page 35, and in
Note 17 to the Consolidated Financial Statements on page 74.

          EMPLOYEES - NS employed an average of 26,944 employees in 1995, compared with an average of 27,168 in 1994. The approximate average cost per employee during 1995 was $42,835 in wages and $17,792 in employee benefits. Approximately 74 percent of these employees are represented by various labor organizations. A tentative settlement was reached with the United Transportation Union, which represents the largest number of employees in the railroad industry. The settlement requires ratification by the members before acceptance. The negotiation of this settlement demonstrated that national handling produces the quickest path to agreement. Negotiations with the other unions are progressing.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the Surface Transportation Board (STB), which succeeded the ICC on January
1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, is expected to continue under the STB. Thus it appears that additional rail business will be exempted from regulation in the future. Significant exemptions for NS' railroads are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

          For motor carrier operations conducted by NAVL, the Department of Transportation and the STB are the principal regulatory entities. The STB exercises jurisdiction over the relationship between carriers and owner-operators, and carrier practices and common carrier rates relating to the transportation of household goods. The primary focus of the Department of Transportation is on driver qualification and safety standards, including maximum trailer length and width.

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

Item 3.   Legal Proceedings.
------    -----------------

          North Carolina - Fiber Optic Cable. In October 1995, two individuals, on behalf of themselves and all others similarly situated, instituted an action in the United States District Court for the Western District of North Carolina against Sprint Communications Company, L.P. and Norfolk Southern Railway Company. Plaintiffs allege they sustained RICO and trespass damages in the amount of $100 million (trebled) as a result of the defendants' installing, pursuant to an agreement, fiber optic cable on property in which the plaintiffs further allege the Railway's only property right was an easement for railway operations. Management, after consulting with its legal counsel, is of the opinion that the Railway has meritorious defenses to both the RICO and trespass claims and that ultimate liability, should there be any, will not materially affect the consolidated financial position of NS.



Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant.
-------------------------------------

          Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1996, relating to these officers:

                                      Business Experience during
Name, Age, Present Position                past 5 Years
---------------------------        ------------------------------------

David R. Goode, 55,                Present position since September
  Chairman, President and           1992.  Served as President from
  Chief Executive Officer           October 1991 to September 1992,
                                    and prior thereto was Executive
                                    Vice President-Administration.

John R. Turbyfill, 64,             Present position since June 1993.
  Vice Chairman                     Served prior thereto as
                                    Executive Vice President-
                                    Finance.

D. Henry Watts, 64,                Present position since October
  Vice Chairman                     1995.  Served prior thereto as
                                    Executive Vice President-
                                    Marketing.

James C. Bishop, Jr., 59,          Present position since March 1,
  Executive Vice President-Law      1996.  Served prior thereto as
                                    Vice President-Law.

R. Alan Brogan, 55, Executive      Present position since December
  Vice President-Transportation     1992.  Served as Vice President-
  Logistics (and President-North    Quality Management from April
  American Van Lines, Inc.)         1991 to December 1992, and prior
                                    thereto was Vice President-
                                    Material Management and Property
                                    Services.

L. I. Prillaman, 52, Executive     Present position since October
  Vice President-Marketing          1995.  Served as Vice President-
                                    Properties from December 1992 to
                                    October 1995, and prior thereto
                                    was Vice President and
                                    Controller.

Stephen C. Tobias, 51,             Present position since July 1994.
  Executive Vice President-         Served as Senior Vice President-
  Operations                        Operations from October 1993 to
                                    July 1994, Vice President-
                                    Strategic Planning from December
                                    1992 to October 1993, and prior
                                    thereto was Vice President-
                                    Transportation.

                                      Business Experience during
Name, Age, Present Position                past 5 Years
---------------------------        ------------------------------------

Henry C. Wolf, 53, Executive       Present position since June 1993.
  Vice President-Finance            Served prior thereto as Vice
                                    President-Taxation.

William B. Bales, 61, Senior       Present position since October
  Vice President-International      1995.  Served as Vice President-
                                    Coal Marketing from August 1993
                                    to October 1995, and prior
                                    thereto was Vice President-Coal
                                    and Ore Traffic.

Paul N. Austin, 52, Vice           Present position since June 1994.
  President-Personnel               Served as Assistant Vice
                                    President-Personnel from
                                    February 1993 to June 1994, and
                                    prior thereto was Director
                                    Compensation.

John F. Corcoran, 55, Vice         Present position since March 1992.
  President-Public Affairs          Served prior thereto as
                                    Assistant Vice President-Public
                                    Affairs.

David A. Cox, 59, Vice             Present position since December
  President-Properties              1995.  Served prior thereto as
                                    Assistant Vice President-
                                    Industrial Development.

Thomas L. Finkbiner, 43,           Present position since August
  Vice President-Intermodal         1993.  Served as Senior Assistant
                                    Vice President-International and
                                    Intermodal from April to August
                                    1993, and prior thereto was
                                    Assistant Vice President-
                                    International and Intermodal.

John W. Fox, Jr., 48, Vice         Present position since October
  President-Coal Marketing          1995.  Served as Assistant Vice
                                    President-Coal Marketing from
                                    August 1993 to October 1995, and
                                    prior thereto was General
                                    Manager Eastern Region.

Thomas J. Golian, 62,              Present position since October
  Vice President                    1995.  Served as Executive
                                    Assistant to the Chairman,
                                    President and CEO from April
                                    1993 to October 1995, and prior
                                    thereto was Special Assistant to
                                    the President.

                                      Business Experience during
Name, Age, Present Position                past 5 Years
---------------------------        ------------------------------------

James L. Granum, 59, Vice          Present position since March 1992.
  President-Public Affairs          Served prior thereto as Assistant
                                    Vice President-Public Affairs.

James A. Hixon, 42, Vice           Present position since June 1993.
  President-Taxation                Served prior thereto as Assistant
                                    Vice President-Tax Counsel.

Jon L. Manetta, 57, Vice           Present position since December
  President-Transportation &        1995.  Served as Vice President-
  Mechanical                        Transportation from June 1994 to
                                    December 1995, Assistant Vice
                                    President-Transportation from
                                    October 1993 to June 1994,
                                    Assistant Vice President-
                                    Strategic Planning from January
                                    to October 1993, Director Joint
                                    Facilities and Budget from March
                                    1992 to January 1993, and prior
                                    thereto was Assistant Terminal
                                    Superintendent-Transportation.

Harold C. Mauney, Jr., 57,         Present position since December
  Vice President-Quality            1992.  Served as Assistant Vice
  Management                        President-Quality Management
                                    from April 1991 to December
                                    1992, and prior thereto was
                                    General Manager-Intermodal
                                    Transportation Services.

Donald W. Mayberry, 52,            Present position since December
  Vice President-Research and       1995.  Served prior thereto as
  Tests                             Vice President-Mechanical.

James W. McClellan, 56, Vice       Present position since October
  President-Strategic Planning      1993.  Served as Assistant Vice
                                    President-Corporate Planning
                                    from March 1992 to October 1993,
                                    and prior thereto was Director-
                                    Corporate Development.

Kathryn B. McQuade, 39,            Present position since December
  Vice President-Internal Audit     1992.  Served as Director-Income
                                    Tax Administration from May 1991
                                    to December 1992, and prior
                                    thereto was Director-Federal
                                    Income Tax Administration.

                                      Business Experience during
Name, Age, Present Position                past 5 Years
---------------------------        ------------------------------------

Charles W. Moorman, 44, Vice       Present position since October
  President-Information             1993.  Served as Vice President-
  Technology                        Employee Relations from December
                                    1992 to October 1993, Vice
                                    President-Personnel and Labor
                                    Relations from February to
                                    December 1992, Assistant Vice
                                    President-Stations, Terminals
                                    and Transportation Planning from
                                    March 1991 to February 1992, and
                                    prior thereto was Senior Director
                                    Transportation Planning.

Phillip R. Ogden, 55, Vice         Present position since December
  President-Engineering             1992.  Served prior thereto as
                                    Assistant Vice President-
                                    Maintenance.

Magda A. Ratajski, 45, Vice        Present position since July 1984.
  President-Public Relations

John P. Rathbone, 44, Vice         Present position since December
  President and Controller          1992.  Served prior thereto as
                                    Assistant Vice President-
                                    Internal Audit.

William J. Romig, 51, Vice         Present position since April 1992.
  President and Treasurer           Served prior thereto as
                                    Assistant Vice President-
                                    Finance.

Donald W. Seale, 43, Vice          Present position since August
  President-Merchandise             1993.  Served as Assistant Vice
  Marketing                         President-Sales and Service from
                                    May 1992 to August 1993, and
                                    prior thereto was Director-
                                    Metals, Waste and Construction.

Robert S. Spenski, 61, Vice        Present position since June 1994.
  President-Labor Relations         Served prior thereto as Senior
                                    Assistant Vice President-Labor
                                    Relations.

Dezora M. Martin, 48,              Present position since April 1995.
  Corporate Secretary               Served as Assistant Corporate
                                    Secretary-NS from October 1993
                                    to April 1995, and prior thereto
                                    was Assistant Corporate
                                    Secretary-Planning.

                                 PART II


Item 5.   Market for Registrant's Common Stock and Related
-------   ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION
                               (Unaudited)

          The common stock of Norfolk Southern Corporation, owned by
53,401 stockholders of record as of December 31, 1995, is traded on the New York Stock Exchange with the symbol NSC.  The following table shows the high and low sales prices and dividends per share, by quarter, for 1995 and 1994.
                                      Quarter
                      --------------------------------------
   1995                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 68-1/8  $ 68-1/2  $ 77-3/8  $ 81-5/8
  Low                   60-1/2    62-3/4    67-1/8    72-1/4
Dividends per share      $0.52     $0.52     $0.52     $0.52


   1994                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 74-3/4  $ 67-3/8  $ 65-1/2  $ 64-5/8
  Low                   62-3/4    59-3/4    58-1/2    59
Dividends per share      $0.48     $0.48     $0.48     $0.48

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1992 - 1995
                                Page One
                               1995       1994      1993 (1)    1992
                               ----       ----      ----        ----
                             ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 4,011.8  $ 3,918.1   $ 3,745.9  $ 3,777.0
  Motor carrier operating
   revenues                     656.2      663.2       714.2      829.6
                            ---------  ---------   ---------  ---------
     Total transportation
      operating revenues      4,668.0    4,581.3     4,460.1    4,606.6

Transportation operating
 expenses:
  Railway operating
   expenses                   2,950.0    2,874.8     2,830.6    2,850.8
  Motor carrier operating
   expenses                     631.7      641.1       769.1      869.3
  Special charge                 --         --          --         --
                            ---------  ---------   ---------  ---------
     Total transportation
      operating expenses      3,581.7    3,515.9     3,599.7    3,720.1

       Income from
        operations            1,086.3    1,065.4       860.4      886.5

Other income - net              141.8       85.2       136.8       97.8
Interest expense on debt        113.4      101.6        98.6      109.0
                            ---------  ---------   ---------  ---------
       Income before income
        taxes                 1,114.7    1,049.0       898.6      875.3

Provision for income taxes      402.0      381.2       349.9      317.6
                            ---------  ---------   ---------  ---------
       Income before
        accounting changes      712.7      667.8       548.7      557.7

Cumulative effect of
 accounting changes              --         --         223.3       --
                            ---------  ---------   ---------  ---------
       Net income           $   712.7  $   667.8   $   772.0  $   557.7
                            =========  =========   =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1992 - 1995
                                Page Two
                               1995       1994      1993 (1)    1992
                               ----       ----      ----        ----
                             ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    5.44  $    4.90   $    5.54  $    3.94
Dividends                   $    2.08  $    1.92   $    1.86  $    1.80
Stockholders' equity at
 year end                   $   37.42  $   35.19   $   33.36  $   30.16

FINANCIAL POSITION:
Total assets                $10,904.8  $10,587.8   $10,519.8  $10,400.5
Total long-term debt,
 including current
 maturities                 $ 1,639.0  $ 1,619.8   $ 1,595.2  $ 1,648.9
Stockholders' equity        $ 4,829.0  $ 4,684.8   $ 4,620.7  $ 4,232.6

OTHER:

Capital expenditures        $   763.4  $   712.9   $   669.2  $   716.1

Average number of shares
 outstanding (thousands)      130,996    136,301     139,414    141,459

Number of stockholders at
 year end                      53,401     52,442      51,884     51,200

Average number of employees:
 Rail                          24,488     24,710      25,531     25,650
 Nonrail                        2,456      2,458       3,773      4,485
                            ---------  ---------   ---------  ---------
       Total                   26,944     27,168      29,304     30,135
                            =========  =========   =========  =========

(1) 1993 results include a $54 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate, which reduced net income by $54 million, or $0.39 per share
     (see Note 3 on page 60). 1993 motor carrier expenses include a $50 million restructuring charge for the disposition of two NAVL businesses (see Note 15 on page 73). The cumulative effect of accounting changes (see Note 1 on page 58) increased 1993 earnings by $223 million, or $1.60 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1988 - 1991
                                Page One
                             1991 (2)     1990        1989       1988
                             ----         ----        ----       ----
                            ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,654.0  $ 3,786.0   $ 3,694.1  $ 3,616.6
  Motor carrier operating
   revenues                     797.3      831.0       841.9      845.0
                            ---------  ---------   ---------  ---------
     Total transportation
      operating revenues      4,451.3    4,617.0     4,536.0    4,461.6

Transportation operating
 expenses:
  Railway operating
   expenses                   2,862.2    2,969.4     2,864.4    2,679.7
  Motor carrier operating
   expenses                     797.1      839.5       846.4      836.6
  Special charge                680.0       --          --         --
                            ---------  ---------   ---------  ---------
     Total transportation
      operating expenses      4,339.3    3,808.9     3,710.8    3,516.3

       Income from
        operations              112.0      808.1       825.2      945.3

Other income - net              131.3      145.3       158.2      108.4
Interest expense on debt         99.7       78.0        50.7       53.1
                            ---------  ---------   ---------  ---------
       Income before income
        taxes                   143.6      875.4       932.7    1,000.6

Provision for income taxes      113.9      319.3       326.5      365.5
                            ---------  ---------   ---------  ---------
       Income before
        accounting changes       29.7      556.1       606.2      635.1

Cumulative effect of
 accounting changes              --         --          --         --
                            ---------  ---------   ---------  ---------
       Net income           $    29.7  $   556.1   $   606.2  $   635.1
                            =========  =========   =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1988 - 1991
                                Page Two
                             1991 (2)     1990        1989       1988
                             ----         ----        ----       ----
                            ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    0.20  $    3.43   $    3.48  $    3.51
Dividends                   $    1.60  $    1.52   $    1.38  $    1.26
Stockholders' equity at
 year end                   $   28.64  $   31.57   $   30.44  $   28.74

FINANCIAL POSITION:
Total assets                $10,148.1  $10,523.0   $10,244.3  $10,059.1
Total long-term debt,
 including current
  maturities                $ 1,389.2  $ 1,125.2   $   841.1  $   780.9
Stockholders' equity        $ 4,093.4  $ 4,911.9   $ 5,168.6  $ 5,152.6

OTHER:

Capital expenditures        $   713.4  $   696.9   $   651.7  $   528.8

Average number of shares
 outstanding (thousands)      147,759    162,095     174,370    181,038

Number of stockholders at
 year end                      53,725     56,187      61,630     64,974

Average number of employees:
 Rail                          27,366     28,697      29,667     30,330
 Nonrail                        4,586      4,584       4,645      4,209
                            ---------  ---------   ---------  ---------
       Total                   31,952     33,281      34,312     34,539
                            =========  =========   =========  =========

(2) 1991 transportation operating expenses include a $680 million special charge, primarily comprised of costs for labor force reductions and the write-down of the goodwill portion of NS' investment in NAVL. This charge reduced net income by $498 million, or $3.37 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1985 - 1987
                                Page One
                             1987 (3)     1986      1985 (4)
                             ----         ----       ----
                       ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,335.6  $ 3,327.8   $ 3,434.8
  Motor carrier operating
   revenues                     777.2      748.6       390.3
                            ---------  ---------   ---------
     Total transportation
      operating revenues      4,112.8    4,076.4     3,825.1

Transportation operating
 expenses:
  Railway operating
   expenses                   2,652.8    2,665.9     2,740.1
  Motor carrier operating
   expenses                     734.5      708.5       366.0
  Special charge                620.4       --          --
                            ---------  ---------   ---------
     Total transportation
      operating expenses      4,007.7    3,374.4     3,106.1

       Income from
        operations              105.1      702.0       719.0

Other income - net              232.9      215.8       171.7
Interest expense on debt         58.5       61.8        68.5
                            ---------  ---------   ---------
       Income before income
        taxes                   279.5      856.0       822.2

Provision for income taxes      107.1      337.3       322.0
                            ---------  ---------   ---------
       Income before
        accounting changes      172.4      518.7       500.2

Cumulative effect of
 accounting changes              --         --          --
                            ---------  ---------   ---------
       Net income           $   172.4  $   518.7   $   500.2
                            =========  =========   =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1985 - 1987
                                Page Two
                             1987 (3)     1986      1985 (4)
                             ----         ----       ----
                       ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    0.91  $    2.74   $    2.65
Dividends                   $    1.20  $1.13-1/3   $1.13-1/3
Stockholders' equity at
 year end                   $   26.48  $   26.78   $   25.20

FINANCIAL POSITION:
Total assets                $ 9,831.6  $ 9,752.4   $ 9,768.6
Total long-term debt,
 including current
  maturities                $   795.0  $   891.3   $   941.0
Stockholders' equity        $ 4,979.4  $ 5,070.8   $ 4,761.5

OTHER:

Capital expenditures        $   562.9  $   698.4   $   738.6

Average number of shares
 outstanding (thousands)      189,464    189,217     188,867

Number of stockholders at
 year end                      68,121     65,832      71,325

Average number of employees:
 Rail                          32,563     34,857      36,415
 Nonrail                        3,539      3,440       3,379
                            ---------  ---------   ---------
       Total                   36,102     38,297      39,794
                            =========  =========   =========

(3) 1987 transportation operating expenses include a $620 million special charge, principally related to railroad restructuring costs. This charge reduced net income by $352 million, or $1.86 per share.

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

                         1995      1994     1993     1992    1991      1990
                         ----      ----     ----     ----    ----      ----
INCOME FROM RAILWAY OPERATIONS
(railway operating
  revenues - railway
  operating expenses)
($ millions)           $1,095.4* $1,043.3  $915.3   $926.2  $791.8*** $816.6



RETURN ON EQUITY
(net income divided by
  average stockholders'
  equity)                 15.4%*    14.4%   13.7%**  13.4%   11.1%***  11.0%



DIVIDENDS PER SHARE
(dollars)              $   2.08  $   1.92  $ 1.86   $ 1.80  $ 1.60    $ 1.52



  * Excludes $33.6 million ($20.4 million after-tax) charge for early retirement program.
 ** Excludes the cumulative effects of required accounting changes and the prior years' effect of the federal income tax increase.
*** Excludes special charge.

                                    10           5            1
                                   Years       Years        Year
                                   -----       -----        ----
TOTAL RETURN TO STOCKHOLDERS
(from dividends and
  appreciation)
    NS                             15.1%       17.2%        34.0%
    S&P 500                        14.9%       16.6%        37.6%

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 52 and the Eleven-Year Financial Review beginning on page 28.

SUMMARIZED RESULTS OF OPERATIONS

1995 Compared with 1994
-----------------------
     Net income in 1995 was a record $712.7 million, up 7% over 1994 earnings of $667.8 million. Excluding a $20.4 million after-tax charge for an early retirement program in 1995, net income would have been $733.1 million, up 10%. These results were driven primarily by improved income from railway operations, up $52.1 million, or 5% (excluding the early retirement charge), and by greater nonoperating income, up $56.6 million, or 66%. Railway operating revenues increased $93.7 million, or 2%, while railway operating expenses, excluding the early retirement charge, were up only $41.6 million, or 1%. Income from motor carrier operations of $24.5 million was $2.4 million, or 11%, higher than in 1994. Nonoperating income of $141.8 million was up $56.6 million, due to a $30.5 million ($18.8 million after-tax) gain resulting from the partial redemption of a real estate partnership interest and a $26.2 million increase in gains on property sales (see Note 2 on page 59). Interest expense on debt was up $11.8 million, or 12%, largely a result of higher rates of interest on commercial paper debt.

1994 Compared with 1993
-----------------------
     Net income was $667.8 million in 1994, compared with $772.0 million in 1993. However, 1993 net income was increased by $223.3 million, related to the implementation of required accounting changes (see Note 1 on page 57), and reduced by $46.2 million for the prior years' effect of a federal income tax rate increase (see Note 3 on page 60). Excluding the effects of the 1993 accounting changes and the tax rate increase, 1993 net income was $594.9 million, and 1994 net income was up 12%.
     Income from railway operations produced most of the improvement, increasing $128.0 million, or 14%. These results reflected a 5% increase in railway operating revenues (largely due to higher traffic volume) combined with only a 2% increase in railway operating expenses. Income from motor carrier operations improved to $22.1 million in 1994, compared with a $4.6 million loss in 1993, excluding the 1993 restructuring charge (see Note 15 on page 73). Nonoperating income was $85.2 million, compared with $136.8 million in 1993, principally a result of reduced gains on sales of stock and property.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.01 billion in 1995, compared with $3.92 billion in 1994 and $3.75 billion in 1993. The $93.7 million improvement in 1995, compared with 1994, was largely attributable to increases in the intermodal ($44.9 million), automotive ($22.0 million) and metals/construction ($18.1 million) market groups. The $172.2 million improvement in 1994, compared with 1993, was primarily attributable to increases in the intermodal, coal and chemicals market groups.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                             ($ in millions)
                            1995       1994       1993
                          --------   --------   --------
Coal                      $1,240.3   $1,262.5   $1,213.3
Paper/forest                 519.8      505.4      502.7
Chemicals                    513.5      512.2      472.9
Automotive                   454.1      432.1      429.5
Agriculture                  359.0      347.5      319.7
Metals/construction          339.5      321.4      296.1
Intermodal                   470.5      425.6      390.2
                          --------   --------   --------
   Freight revenues        3,896.7    3,806.7    3,624.4
Other - principally
  switching and
  demurrage                  115.1      111.4      121.5
                          --------   --------   --------
   Total                  $4,011.8   $3,918.1   $3,745.9
                          ========   ========   ========

     Traffic volume changes in 1995 were mixed, with improvements in automotive, agriculture, metals/construction and intermodal partially offsetting declines in the other three market groups. Traffic volume increased or remained steady for all market groups in 1994. These volume gains accounted for most of the revenue improvement in 1995 and all the improvement in 1994 as illustrated by the following table.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)
                            1995 vs. 1994  1994 vs. 1993
                            -------------  -------------
          Traffic volume      $   62.6       $  195.1
          Revenue per unit        31.1          (22.9)
                              --------       --------
             Total            $   93.7       $  172.2
                              ========       ========

     Average revenue per unit rose in 1995 due to moderate rate increases. The revenue per unit variance in 1994 was principally attributable to growth in shorter haul and double-stack business, both of which generally have lower average rates.
     COAL traffic volume declined 1%, and revenues were down 2%, from 1994. In 1995, coal revenues represented 31% of total railway operating revenues, and 91% of coal shipments originated on NS' lines. As shown in the following table, coal tonnage by type remained stable in 1995, compared with 1994. However, utility coal tonnage in 1994 increased significantly.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

                           TOTAL COAL TONNAGE
                          (In millions of tons)
                               1995      1994      1993
                              -----     -----     -----
               Utility         69.1      70.2      60.6
               Export          25.8      25.2      25.7
               Steel           18.9      18.8      20.5
               Other            8.2       8.9       8.8
                              -----     -----     -----
                  Total       122.0     123.1     115.6
                              =====     =====     =====

     Utility coal traffic had been expected to grow in 1995, but instead decreased slightly due to moderate weather throughout much of the NS service region during the first half of the year and to sustained periods of maximum generation from several Southeastern nuclear power plants. The mild weather pattern actually began in third-quarter 1994, causing a number of NS' utility customers to start 1995 with high coal inventories. However, inventories began to normalize, as seasonal weather returned to the service region in midsummer, and nuclear plants began to power down for refueling and repairs in third-quarter 1995. Compliance with Phase I of the Clean Air Act Amendments, which took effect on January 1, 1995, increased shipments of both NS- and foreign-line-originated, low-sulfur coal. A significant proportion of the mines served by NS produce coal that satisfies both Phase I and the more stringent Phase II requirements, which take effect on January 1, 2000.
     In 1994, utility coal traffic was up early in the year as a result of bitter weather and the resulting depletion of coal stockpiles. The pace at which 1994 outperformed 1993 slowed as the weather normalized. New movements of western coal into Georgia also contributed to the 1994 increase.
     The near-term outlook for utility coal is favorable, as most NS-served utilities began 1996 with normal or somewhat low inventory levels. The long-term outlook is less certain due to the deregulation and ongoing restructuring of the utility industry, although low-sulfur coal traffic should increase with the approach of the Phase II deadline of the Clean Air Act.
     Export coal traffic in 1995 benefited from the continued recovery of the European steel-producing economy. Demand from other parts of the world also improved. Brazil, Belgium, France, Romania and Japan took increased amounts of NS coal. In addition, NS began handling metallurgical coal for steel production in Mexico. Congestion and high barge rates on the Mississippi River caused an increase in movements to NS' coal piers in Norfolk, Va.
     Export coal traffic at the beginning of 1994 reflected the poor demand also seen in 1993. Shipments remained somewhat depressed as a result of the weak European economy and strong competition from other producing countries. Economic recovery in Europe and Japan improved demand for steel and electricity, and the coal supply-demand situation tightened during 1994. As a result, delivery times were longer and prices rose during 1994.
     A recent softening in world demand for steel could limit near-term growth in export metallurgical coal shipments. However, demand for export steam coal is increasing, and NS is working to increase participation in this market.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Steel coal domestic traffic was up slightly in 1995 due to completion of extended coke oven work at one facility and continued strong demand for domestic coke for making steel. In 1994, traffic was reduced by the closing of one coke battery. Advanced technologies that allow production of steel with little or no coke could cause this market to decline slowly over the long term. However, NS could participate in the movement of non-coking coal used by technologies such as pulverized coal injection.
     Other coal consists of traffic for industries that burn coal to generate energy used in manufacturing processes and often for the production of electricity for in-plant use and outside sales. Lower demand for electricity due to mild weather, as discussed above, continued to affect this market in 1995. In addition, some industries switched to natural gas as a fuel source. This market is expected to remain stable in coming years, as growth through innovative packaged delivery services offsets some additional loss to natural gas.

                                  COAL
         (Shown as a graph in the Annual Report to Stockholders)
        This group comprises utility coal, export coal, domestic
         metallurgical coal, industrial coal, coke and iron ore.
                             ($ in millions)
           1995      1994      1993      1992      1991      1990
         --------  --------  --------  --------  --------  --------
Export   $  338.3  $  329.2  $  351.9  $  467.5  $  522.9  $  511.8
Domestic    902.0     933.3     861.4     828.5     807.4     897.0
         --------  --------  --------  --------  --------  --------
         $1,240.3  $1,262.5  $1,213.3  $1,296.0  $1,330.3  $1,408.8
         ========  ========  ========  ========  ========  ========

     MERCHANDISE traffic volume rose 5%, and revenues increased by $112.2 million, or 4%, compared with 1994. Merchandise traffic volume in 1994 increased 8%, and revenues, excluding, for comparative purposes, the effect of the Triple Crown Services Company (TCSC) partnership (see discussion on page 41), increased by $151.3 million, or 6%, compared with 1993. All six market groups comprising merchandise traffic reported increased revenues in 1995 over 1994 and in 1994 over 1993.
     PAPER/FOREST traffic declined 1%; however, revenues were up 3%, compared with 1994. Paper and pulpwood products traffic was even with 1994, while lumber traffic suffered from weak housing starts in 1995. For 1994, paper/forest volume and revenues were about even with 1993, reflecting weak paper production, severe winter weather and floods in south Georgia. Some of the weakness in paper was offset by a gain in lumber traffic due, in part, to the opening of five new lumber distribution centers in 1994. Moderate growth is expected for 1996 based on the anticipated completion of several wood-chip mills and an improvement in housing starts.

                              PAPER/FOREST
         (Shown as a graph in the Annual Report to Stockholders)
      This group comprises lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper and clay.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  519.8  $  505.4  $  502.7  $  499.5  $  476.1  $  486.5

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     CHEMICALS traffic and revenues showed little change compared with 1994. Increases for general chemicals were overshadowed by weakness in the plastics and fertilizer markets. However, 1994 showed a 9% traffic increase and an 8% revenue increase, compared with 1993. The demand for chemicals increased in 1994, and shipments of fertilizer and plastics were stronger than prior years. A resumption of moderate growth is expected for 1996, as the fertilizer and plastics markets strengthen and demand for liquefied petroleum gas grows.

                                CHEMICALS
         (Shown as a graph in the Annual Report to Stockholders)
     This group comprises fertilizers, sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, industrial chemicals, chemical wastes and bulk products.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  513.5  $  512.2  $  472.9  $  471.7  $  449.7  $  443.9

     AUTOMOTIVE traffic rose 3%, and revenues--their highest in NS' history--increased 5% over 1994. This growth occurred even though some plants served by NS were shut down or operating at reduced capacity. These effects were mitigated by strong production at selected plants that produce popular cars and trucks. In 1994, automotive traffic had remained steady, and revenues increased 1%, compared with 1993, due to retooling downtime at four plants. Moderate growth is expected to continue in 1996, as plant retoolings are completed and new plants come on line. The GM plant at Wentzville, Mo., should resume production early in 1996 after remaining down for two years. NS also should see more traffic from the expanded Toyota plant at Georgetown, Ky.; from BMW's new facility at Greer, S.C.; and in 1997, from the Mercedes plant under construction in Tuscaloosa, Ala.

                               AUTOMOTIVE
         (Shown as a graph in the Annual Report to Stockholders)
 This group comprises finished vehicles for BMW, Chrysler, Ford, General
  Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mitsubishi, Nissan,
  Saab, Subaru, Suzuki, Toyota and Volkswagen, and parts for Chrysler,
                    Ford, General Motors and Toyota.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  454.1  $  432.1  $  429.5  $  401.5  $  325.9  $  367.9

     AGRICULTURE traffic rose 2%, and revenues increased 3%, compared with a strong 1994. This growth was driven by a 6% increase in grain and soybean traffic, a result of higher shipments from the Midwest to the Southeast primarily for the poultry industry.
     Agriculture traffic in 1994 rose 7%, and revenues increased 9%. This performance reflected record corn and soybean harvests and improved car utilization through greater use of 50- and 100-car unit trains. This market group is expected to continue to grow as poultry consumption increases, with a commensurate rise in demand for feed grain. Industrial development efforts may bring several new feed mills on line in 1996.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

                               AGRICULTURE
         (Shown as a graph in the Annual Report to Stockholders)
  This group comprises grain, soybeans, wheat, corn, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners and consumer products.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  359.0  $  347.5  $  319.7  $  301.4  $  293.6  $  299.6

     METALS/CONSTRUCTION traffic rose slightly, and revenues were up 6%. Most of the revenue increase was in the steel and aluminum markets, driven by strong demand, improved pricing and traffic from a new steel mini-mill in Butler, Ind. These results were partially offset by reduced demand for construction products, reflecting postponement of some highway projects and general weakness in residential construction. Metals/construction traffic in 1994 was strong, with both volume and revenues increasing 9%, compared with 1993. Most of the revenue gain was in shipments of steel due to exceptionally strong industry demand. Increased housing starts and new projects, such as at the Chesapeake Bay Bridge Tunnel, may improve construction traffic in 1996. Moderate growth is expected for metals.

                           METALS/CONSTRUCTION
         (Shown as a graph in the Annual Report to Stockholders)
 This group comprises steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks, minerals and municipal wastes.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  339.5  $  321.4  $  296.1  $  276.3  $  274.0  $  305.6

     INTERMODAL volume rose 12%, and revenues increased 11%. Although intermodal traffic levels nationwide declined in 1995, NS intermodal achieved record levels of volume, revenues and profitability, led by container shipments in both domestic and international service. During 1995, a seven-year agreement with Hanjin Shipping Company was signed under which NS will handle nearly all of Hanjin's international container business in NS' territory east of the Mississippi River. EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to domestic growth. Almost all the increase in international container business was attributable to new services, thereby increasing NS' market share. Domestic business was augmented by growth in the trucking segment, as both truckload and less-than-truckload companies increased their use of NS intermodal. Additionally, intermodal marketing companies increased their business on NS. Service and facility improvements are expected to result in a further market-share increase in 1996.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Intermodal traffic in 1994 rose 13%, and revenues rose 9%, compared with 1993. However, revenues reflect the effect of the formation in April 1993 of TCSC. This partnership provides RoadRailer (RT) and domestic container services previously offered by a wholly owned subsidiary of NS. Because NS owns only 50% of TCSC, its revenues are not consolidated. NS' intermodal revenues include only revenues for rail service NS provides the partnership. Excluding this partnership effect, 1994 intermodal revenues increased 14%, compared with 1993. As was the case in 1995, the 1994 growth in intermodal was led by an increase in container business. The export container segment improved, as the economies in Europe recovered and countries in the Asia/Pacific region experienced rapid growth in production. Revenues from domestic container movements also improved, as NS increased its market share. Much of this growth was related to aggressive facility and transit-time improvements, including expanding or upgrading five terminal facilities.

                               INTERMODAL
         (Shown as a graph in the Annual Report to Stockholders)
 This group handles trailers, containers and Triple Crown (RT) equipment tendered by intermodal marketing companies, international steamship lines and truckers.
                             ($ in millions)
         1995      1994      1993      1992      1991      1990
       --------  --------  --------  --------  --------  --------
       $  470.5  $  425.6  $  390.2  $  408.9  $  380.6  $  350.9

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1995 totaled $2.95 billion, an increase of $75.2 million. However, 1995 expenses included a $33.6 million charge for an early retirement program (see Note 10 on page 67). Excluding the early retirement charge, 1995 railway operating expenses were up only $41.6 million, or 1%, on a 3% increase in traffic volume. Similarly, railway operating expenses in 1994 were $2.87 billion, a 2% increase, compared with 1993, despite a 7% increase in traffic volume.
     As a result, the NS railway operating ratio, which measures the percentage of revenues consumed by expenses, was a record 72.7 (excluding the early retirement charge) and continues to be the best among the major railroads in the United States.

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                             ($ in millions)
                                   1995 vs. 1994  1994 vs. 1993
                                   -------------  -------------
       Compensation and benefits      $108.9*        $(19.4)
       Materials, services and rents   (41.9)          10.7
       Depreciation                     14.7           12.4
       Diesel fuel                       1.5            9.0
       Casualties and other claims     (13.7)          16.0
       Other                             5.7           15.5
                                      ------         ------
          Total                       $ 75.2         $ 44.2
                                      ======         ======

       *Includes $33.6 million early retirement charge.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, increased 8% in 1995 and declined 1% in 1994.
     The 1995 increase was principally a result of: (1) the early retirement charge of $33.6 million; (2) higher wages; (3) increased performance-based compensation accruals, particularly those linked to the NS stock price, which rose nearly $19 per share in 1995; and (4) higher health care costs for agreement employees.
     The 1994 decline was principally due to (1) lower accruals for performance-based compensation plans as a result of a lower stock price;
(2) reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period (see Note 11 on page 69);
(3) the expiration of the Railroad Retirement Repayment Tax in June 1993;
(4) the effect of the early retirement program in 1993 (see Note 10 on page 67); and (5) productivity improvements as a result of continuing reductions in train crew sizes.
     Materials, services and rents consists of items used for the maintenance of the railroad's lines, structures and equipment; the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category decreased 6% in 1995 but increased 2% in 1994.
     The 1995 decrease of $41.9 million reflected initiatives to improve asset utilization that resulted in (1) re-engineering of rail-line and freight-car maintenance practices that reduced repair and maintenance expenses and facilitated the closure of two repair facilities; (2) reduced locomotive repair costs due to older locomotives' being replaced with new units; (3) disposition of excess freight cars (see "Cash used for investing activities" on page 46), resulting in a reduction in the number of freight cars to be maintained; and (4) short-term leasing of certain older locomotives to other railroads, which reduced net equipment rental expense. Also contributing to the improvement was a decline in equipment rental expenses, resulting from the partial deprescription (deregulation by the ICC) of car-hire rates among railroads, which began in 1994. These favorable results were somewhat offset by increased expenses related to the 12% growth in intermodal traffic.
     The 1994 increase of $10.7 million was principally due to higher joint-facility and leased-road costs and to increased locomotive repair costs, resulting mostly from higher traffic volume. However, a decrease in other railroads' use of NS' facilities also contributed to the increase in joint-facilities expense. Partially offsetting these increases was a decline in equipment rent expenses resulting from the partial deprescription of car-hire rates.
     Depreciation expense (see Note 1 "Properties" on page 57 for NS' depreciation policy) was up 4% in 1995 and 3% in 1994. The increases in both periods were due to property additions, reflecting substantial levels of capital spending over the last several years.
     Diesel fuel costs rose 1% in 1995 and 5% in 1994. The 1995 increase was primarily due to a small increase in the average price paid for diesel fuel. Because even fuel-efficient locomotives consume substantial quantities of diesel fuel, a slight price increase translates into large cost increases. The increase in 1994 diesel fuel costs was entirely driven by higher consumption, a result of a 7% increase in carloadings.
On average, fuel prices in 1994 were slightly lower than in 1993.
     Casualties and other claims (including estimates of costs related to personal injury, property damage and environmental matters) decreased 10% in 1995 but increased 13% in 1994 over 1993. Both of these fluctuations primarily were attributable to environmental clean-up costs in 1994 associated with a tankcar leak.
     The largest component of "Casualties and other claims" is personal injury expense. Although there has been a favorable trend in the number of accidental injuries since 1990, much of the financial benefit from this decline unfortunately has been offset by higher costs related to non-accidental "occupational" claims and by an increase in the cost of third-party injury claims arising from accidents at grade crossings. NS is actively involved in efforts to reduce the risk of all accidents and is placing particular emphasis on programs involving grade-crossing safety.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     The rail industry remains uniquely susceptible to job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employees' claims for on-the-job injuries, produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation system.
     Other expenses increased 4% in 1995, and increased 12% in 1994. The 1995 increase was due to higher sales, use and franchise taxes. The 1994 increase was due to favorable property tax settlements in 1993 and to higher relocation expenses in 1994 related to new job assignments following the early retirement program in 1993.

Motor Carrier Results
---------------------
     Motor carrier operating income was $24.5 million, compared with $22.1 million in 1994 and with an operating loss of $54.9 million in 1993. The large loss reported in 1993 was almost entirely attributable to a restructuring of the business as described below. In 1995, because certain expenses were below original estimates, $3.9 million of the restructuring charge taken in 1993 was reversed. The ongoing operations, comprised of Relocation Services (RS) and High Value Products (HVP), produced operating income of $20.6 million in 1995, $22.1 million in 1994, and $14.4 million in 1993.
     A restructuring decision was made in 1993 due to persistently poor performance in the general commodities operations despite repeated turnaround efforts. The restructuring led to the liquidation of the Commercial Transport (CT) Division and the sale of Tran-Star (TS), a refrigerated carrier. A restructuring charge of $50.3 million was recorded in 1993 (see Note 15 on page 73).

     The following table presents a three-year comparison of revenues by principal operations.

        MOTOR CARRIER OPERATING REVENUES BY PRINCIPAL OPERATIONS
                             ($ in millions)
                                    1995      1994      1993
                                   ------    ------    ------
     Relocation Services (RS)      $310.9    $325.5    $315.3
     High Value Products (HVP)      345.3     337.7     262.2
     Commercial Transport (CT) *     --        --       105.3
     Tran-Star (TS) *                --        --        31.4
                                   ------    ------    ------
        Total                      $656.2    $663.2    $714.2
                                   ======    ======    ======

     * See restructuring discussion in Note 15 on page 73.

     RS' revenues depend on four primary segments of household goods transportation: corporate relocation accounts, individual shipments, military, and international shipments. RS' 1995 revenues decreased 4% from 1994 after having increased 3% over 1993. In 1995, international shipments and domestic corporate account business gained 6% and 5%, respectively. These gains were more than offset, however, by lower individual business (6%), lower military volume (17%) and decreased Canadian volume, primarily military related (30%). Revenue per shipment improved nearly 3% in 1995. In 1994, volume gains were achieved in the military and C.O.D. segments, although prices were flat. Domestic market-share gains were partially offset by reduced revenues from

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Canadian operations. The total number of household-goods moves industry-wide has declined about 1% per year in each of the past six years. Changes in domestic and Canadian policy relating to military staffing levels may result in additional reduction in the overall number of moves available in the industry. There are six major van lines in this market, and competition is likely to remain intense.
     HVP's main line of business is transporting office products, sensitive equipment, and exhibits and displays. A Customized Logistics Services (CLS) segment provides integrated logistics services. A Blanketwrap segment, formerly part of the discontinued CT Division, provides specialized handling of uncartoned truckload freight. HVP's revenues increased 2%, compared with a strong 1994, and 29% in 1994, compared with 1993. Traditional HVP business, Blanketwrap and CLS experienced continued growth with their core accounts in 1995. These gains were partially offset by a decrease in air-freight revenue due to the rationalization of certain service centers. The increase in 1994 was due to (1) the inclusion of Blanketwrap, which was in HVP for only two months of 1993, and (2) to CLS, which was awarded a major logistics contract by IBM in third-quarter 1993. In an effort to improve timeliness and efficiency, HVP expanded its distribution network in 1995 and increased scheduled services. Additional growth in the CLS segment is possible, as more shippers look to logistics providers like NAVL to provide logistics expertise to reduce overall shipping and handling costs.
     Motor carrier operating expenses as a percentage of revenues were 96.3%, 96.7%, and 107.7%, respectively, in 1995, 1994 and 1993. The highly unfavorable 1993 operating ratio was principally related to losses sustained in the truckload operations and the restructuring charge associated with discontinuing those operations.
     NAVL's ongoing operations generated operating ratios of 96.9%, 96.7% and 97.5%, respectively, in 1995, 1994 and 1993. Intense price competition in the motor carrier industry is likely to keep margins at a modest level and will require carriers to continue to focus on cost reductions.

Income Taxes
------------
     Income tax expense in 1995 was $402.0 million for an effective rate of 36.1%, compared with an effective rate of 36.3% in 1994 and 38.9% in 1993. Absent the federal income tax rate increase in 1993 (see Note 3 on page 60), income tax expense that year would have been $295.8 million for an effective rate of 32.9%.
     The below statutory rate in 1995 results from investments in corporate-owned life insurance and coal-seam gas properties, and favorable adjustments upon filing the 1994 tax returns. The below statutory rate in 1994 was due to favorable adjustments resulting from settlement of federal income tax years 1988 and 1989, an adjustment to the valuation allowance for deferred tax assets and a favorable adjustment upon filing the 1993 tax returns. Deferred tax expense was an unusually high proportion of total tax expense in 1994. A corresponding reduction is reflected in 1994 current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation, motor carrier restructuring and property.
     The low effective rate for 1993 (excluding the rate increase) was partially due to tax benefits related to the motor carrier restructuring (see Note 15 on page 73). Also in 1993, current tax expense increased and deferred tax expense decreased because of tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal tax audit (see Note 3 on page 60 for the components of income tax expense).

Accounting Changes and New Accounting Pronouncements
----------------------------------------------------
     1994 - Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 did not have a significant effect on NS (see also Note 1 on page 58).

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     1993 - Effective January 1, 1993, NS adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 on page 58 for a discussion of these accounting changes). The net cumulative effect of these non-cash adjustments increased 1993 net income by $223.3 million, or $1.60 per share.
     NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. SFAS 121 is effective for years beginning after December 15, 1995. NS does not expect SFAS 121 to have a material effect on its financial statements.
     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard defines a fair-value-based method of accounting for stock-based compensation plans. However, the standard also allows measurement of compensation cost using the intrinsic-value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25). Companies that choose to retain APB 25 for measurement will be required to provide pro forma footnote disclosures effective for 1996 financial statements. NS expects to continue recording stock-based compensation costs based on APB 25 and, beginning in 1996, to provide the pro forma disclosures required under SFAS 123.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 54). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 55). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

  ($ in millions)           1995     1994     1993     1992     1991
                           ------   ------   ------   ------   ------
  Cash and short-term
   investments             $329.0   $306.7   $258.2   $378.1   $464.7
  Current assets to
   current liabilities        1.1      1.2      1.3      1.2      1.1
  Debt-to-total
   capitalization            25.9%    26.2%    27.4%    29.8%    29.5%
  Return on average
   stockholders' equity      15.4%*   14.4%    13.7%*   13.4%    11.1%*

  * Excluding unusual items: In 1995, the early retirement charge; in 1993, the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase, and in 1991, the special charge.

     CASH PROVIDED BY OPERATING ACTIVITIES, which is NS' principal source of liquidity, increased $93.1 million, or 8%, in 1995, compared with 1994 and $269.7 million, or 31%, in 1994, compared with 1993. Since the NS consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending. The improvement in 1995 was primarily a result of increased income from operations (excluding the early retirement charge, a non-cash item) and improved billing and collection of receivables. The 1994 increase was largely attributable to increased income from operations and to lower income tax payments.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1995, 1994 and 1993, $29.3 million, $41.9 million and $36.1 million, respectively, were for such labor costs. In 1993, failure to reach agreement on terms for certain further savings led to a partial reversal of the 1991 special charge (see Note 16 on page 74). Looking ahead, the labor portion of the special charge is expected to require approximately $30 million in 1996 to achieve productivity gains permitted by the agreements. NS regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments produce significant future savings. In 1995, it is estimated that NS' expenses were reduced by $160 million as a result of these programs and, upon full implementation, there should be additional savings of about $10 million per year.

                       CASH PROVIDED BY OPERATIONS
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)
            1995      1994      1993       1992       1991       1990
          --------  --------  --------   --------   --------   --------
          $1,237.4  $1,144.3  $  874.6   $  958.2   $  762.4   $  994.7

     CASH USED FOR INVESTING ACTIVITIES increased 16% in 1995, compared with 1994, and was up 4% in 1994, compared with 1993. Property additions account for most of the spending in this category.

     The following tables show capital spending, track and equipment statistics for the past five years.

                          CAPITAL EXPENDITURES
                          --------------------
      (Also Shown as a Graph in the Annual Report to Stockholders)
($ in millions)   1995      1994      1993      1992      1991
                 -------   -------   -------   -------   -------
Road             $ 385.7   $ 384.6   $ 417.9   $ 426.5   $ 395.4
Equipment          344.3     245.9     240.5     281.3     235.2
Other property      33.4      82.4      10.8       8.3      82.8
                 -------   -------   -------   -------   -------
   Total         $ 763.4   $ 712.9   $ 669.2   $ 716.1   $ 713.4
                 =======   =======   =======   =======   =======

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                   1995      1994      1993      1992      1991
                 --------  --------  --------  --------  --------
Track miles of
  rail installed     403       480       574       660       679
Miles of track
  surfaced         4,668     4,760     5,048     5,690     5,646
New crossties
  installed
  (millions)         2.0       1.7       1.6       1.9       1.9

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

                    AVERAGE AGES OF RAILWAY EQUIPMENT
                    ---------------------------------
(Years)           1995      1994      1993      1992      1991
                --------  --------  --------  --------  --------
Freight cars      22.0      21.9      21.3      20.9      20.2
Locomotives       15.7      15.8      15.1      14.5      14.2
Retired
  locomotives     22.6      23.6      24.7      24.0      27.1

     Since 1988, NS has rebodied more than 20,500 coal cars and plans to continue that program at the rate of about 3,200 cars per year for the next several years. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than is inferable from the increasing average age shown in the table above.
     Efforts to hold down capital spending while increasing business are ongoing as NS seeks to maximize utilization of its assets. In this connection, NS began an orderly disposition of up to 17,000 freight cars in October 1994. Through the end of 1995, 7,272 of these cars were sold, with proceeds of $42 million included in "Property sales and other transactions" in the Consolidated Statements of Cash Flows. In 1995 and 1993, this line item reflected proceeds from large land sales (see Note 2 on page 59).
     For 1996, NS is planning $708 million of capital spending, of which $699 million is for railway projects and $9 million is for motor carrier property. NS anticipates that a portion of its locomotive acquisitions will be financed using capitalized leases similar to the 1995 leases (see
Note 6 on page 63). In 1996, equipment financing needs are expected to be somewhat lower than in 1995, as proceeds from the sale of freight cars may be used for some locomotive acquisitions. Barring unforeseen events, total rail and motor carrier capital spending are expected to continue to be similar to 1994 and 1995 levels.
     In 1994, large borrowings on corporate-owned life insurance, reflected in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows, offset much of the use of cash for property additions in that year.
     CASH USED FOR FINANCING ACTIVITIES declined 3% in 1995, compared with 1994, but increased 56% in 1994, compared with 1993. The reduction in 1995 was primarily attributable to lower debt repayments; 1994 had included the maturity of a large mortgage (see Note 6 on page 63 for debt maturities). The 1994 increase was a result of increased purchases under the stock purchase program (see Note 13 on page 73). Cash spent since 1987 to purchase and retire stock totaled $2.9 billion, of which $338.2 million, $344.8 million and $138.1 million was spent in 1995, 1994 and 1993, respectively. Through December 31, 1995, NS had purchased 63.9 million of a total 65 million shares authorized under the stock purchase programs.
     On January 23, 1996, the NS Board authorized a new program to acquire up to 30 million additional shares of common stock. NS plans to complete these purchases, dependent on market conditions and other factors, by the end of the year 2000. Some debt is expected to be issued to finance a portion of these purchases. Also on January 23, 1996, NS increased its quarterly dividend, payable in March, from 52 cents to 56 cents per share. The effect of this 7.7% dividend increase on cash outflows will be offset, to some extent, by a reduction in the number of shares outstanding as a result of the stock purchase programs.

                      CUMULATIVE PURCHASES OF STOCK
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)
            1995      1994      1993      1992      1991      1990
          --------  --------  --------  --------  --------  --------
          $2,865.4  $2,531.5  $2,181.8  $2,041.9  $1,862.8  $1,236.2

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Hedging Activities
------------------
     Certain NS subsidiaries have entered into hedging transactions relating to diesel fuel purchases, foreign exchange transactions and interest rate swaps. The notional amount of diesel fuel and foreign exchange agreements settled from 1993 through 1995 was less than $2 million, and outstanding agreements at December 31, 1995, were less than $5 million. As discussed under "Capital Leases" in Note 6 on page 63, NS has made limited use of interest rate swaps in connection with certain equipment financings.

ENVIRONMENTAL MATTERS

     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental protection totaled approximately $13 million in 1995 and are anticipated to increase somewhat in 1996. Capital expenditures for environmental projects amounted to approximately $8 million in 1995 and are expected to be at the same level in 1996. As of December 31, 1995, NS' balance sheet included a reserve for environmental exposures in the amount of $44 million (of which $12 million is accounted for as a current liability), which is NS' present best estimate of ultimate liability at 96 identified locations. On that date, eight sites accounted for $16 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 96 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that The Alabama
Great Southern Railroad Company ("AGS"), a subsidiary of NS' rail subsidiary, is responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Bridge timbers used in the 1882 construction of the predecessor's bridge across Lake
Pontchartrain were treated at the site. On March 20, 1996, NS learned that the United States filed suit on March 11 to recover
$100 million and other unspecified amounts from AGS and from some of--but not from all--the entities it earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS or AGS cannot be estimated reliably at this time, the materiality of such amount to NS' financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own or have owned in the past land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

INFLATION

     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS, a capital-intensive company, has approximately $13.6 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

INDUSTRY TRENDS

- A tentative settlement was reached with the United Transportation Union, which represents the largest number of employees in the railroad industry. The settlement requires ratification by the members before acceptance. The negotiation of this settlement demonstrated that national handling produces the quickest path to agreement.
  Negotiations with the other unions are progressing.

- NS and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers and maximizing efficiency of the respective railroads.

- NS is closely monitoring recent merger and consolidation activities within the railroad industry in light of its own long-term strategic objectives to protect the interests of its stockholders.

- NS and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.

Item 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)
                                   Three Months Ended
                      ---------------------------------------------
                       March 31    June 30    Sept. 30    Dec. 31
                       --------    -------    --------    -------
                    (In millions of dollars except per share amounts)
     1995
     ----
Transportation
 operating revenues    $1,138.7   $1,190.2    $1,183.9   $1,155.2
Income from operations    249.1      290.1       292.1      255.0
Net income                170.7      181.2       183.9      176.9
Earnings per share        $1.29      $1.38       $1.40      $1.37


     1994
     ----
Transportation
 operating revenues    $1,076.8   $1,161.4    $1,171.2   $1,171.9
Income from operations    222.3      278.3       277.5      287.3
Net income                144.9      178.5       168.3      176.1
Earnings per share     $   1.05   $   1.30    $   1.24   $   1.31

-------   -------------------------------------------

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1995, 1994 and 1993          52

          Consolidated Balance Sheets
            As of December 31, 1995 and 1994                      54

          Consolidated Statements of Cash Flows
            Years ended December 31, 1995, 1994 and 1993          55

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1995, 1994 and 1993          56

          Notes to Consolidated Financial Statements              57

          Independent Auditors' Report                            76


      The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 78.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                                           Years ended December 31,
                                        ------------------------------
                                          1995       1994       1993
                                        --------   --------   --------
                                               ($ in millions,
                                          except earnings per share)
Transportation operating revenues:
 Railway                                $4,011.8   $3,918.1   $3,745.9
 Motor carrier (Note 15)                   656.2      663.2      714.2
                                        --------   --------   --------
     Total transportation
       operating revenues                4,668.0    4,581.3    4,460.1
                                        --------   --------   --------
Transportation operating expenses:
 Railway:
  Compensation and benefits
    (Notes 10 and 16)                    1,480.0    1,371.1    1,390.5
  Materials, services and rents            618.5      660.4      649.7
  Depreciation                             389.0      374.3      361.9
  Diesel fuel                              189.8      188.3      179.3
  Casualties and other claims              121.4      135.1      119.1
  Other                                    151.3      145.6      130.1
                                        --------   --------   --------
     Total railway operating expenses    2,950.0    2,874.8    2,830.6
 Motor carrier (Note 15)                   631.7      641.1      769.1
                                        --------   --------   --------
     Total transportation
       operating expenses                3,581.7    3,515.9    3,599.7
                                        --------   --------   --------
     Income from operations              1,086.3    1,065.4      860.4

Other income - net (Note 2)                141.8       85.2      136.8
Interest expense on debt (Note 5)          113.4      101.6       98.6
                                        --------   --------   --------
     Income before income taxes
       and accounting changes            1,114.7    1,049.0      898.6

Provision for income taxes (Note 3):
 Income taxes                              402.0      381.2      303.7
 Adjustment of net deferred tax
  liability for federal rate increase       --         --         46.2
                                        --------   --------   --------
     Total income taxes                    402.0      381.2      349.9
                                        --------   --------   --------
     Income before accounting changes      712.7      667.8      548.7

Cumulative effect on years prior to
 1993 of changes in accounting
 principles (Note 1) for:
  Income taxes                              --         --        466.8
  Postretirement benefits other than
  pensions; and postemployment
  benefits - net of taxes                   --         --       (243.5)
                                        --------   --------   --------
     Net income                         $  712.7   $  667.8   $  772.0
                                        ========   ========   ========

-------   -------------------------------------------

                                           Years ended December 31,
                                        ------------------------------
                                          1995       1994       1993
                                        --------   --------   --------
                                               ($ in millions,
                                          except earnings per share)
Earnings per share amounts (Note 13):
 Earnings per share before
  accounting changes                    $   5.44   $   4.90   $   3.94
 Cumulative effect on years prior to
  1993 of changes in accounting
  principles for (Note 1):
    Income taxes                            --         --         3.34
    Postretirement benefits other
    than pensions; and postemployment
    benefits                                --         --        (1.74)
                                        --------   --------   --------
     Earnings per share                 $   5.44   $   4.90   $   5.54
                                        ========   ========   ========


See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                   As of December 31,
                                                   1995          1994
                                                 ---------     ---------
                                                    ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                       $    67.7     $    57.0
 Short-term investments                              261.3         249.7
 Accounts receivable net of allowance for
  doubtful accounts of $19.1 million and
  $21.9 million, respectively                        703.5         726.6
 Materials and supplies                               61.7          61.9
 Deferred income taxes (Note 3)                      144.7         137.0
 Other current assets                                103.9         105.3
                                                 ---------     ---------
     Total current assets                          1,342.8       1,337.5
                                                 ---------     ---------
Investments (Note 4)                                 231.7         172.8
Properties less accumulated
 depreciation (Note 5)                             9,258.8       8,987.1
Other assets                                          71.5          90.4
                                                 ---------     ---------
     Total assets                                $10,904.8     $10,587.8
                                                 =========     =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 6)                        $    45.2     $    44.9
 Accounts payable (Note 7)                           732.8         704.1
 Income and other taxes                              190.8         168.5
 Other current liabilities (Note 7)                  151.3         142.3
 Current maturities of long-term debt (Note 6)        85.7          72.0
                                                 ---------     ---------
     Total current liabilities                     1,205.8       1,131.8
                                                 ---------     ---------
Long-term debt (Note 6)                            1,553.3       1,547.8
Other liabilities (Note 9)                           965.5         961.9
Minority interests                                    52.2          53.5

Deferred income taxes (Note 3)                     2,299.0       2,208.0
                                                 ---------     ---------
     Total liabilities                             6,075.8       5,903.0
                                                 ---------     ---------
Stockholders' equity:
 Common stock $1.00 per share par value,
  450,000,000 shares authorized; issued
  136,285,530 shares and
  140,386,027 shares, respectively                   136.3         140.4
 Other capital                                       430.9         410.4
 Retained income                                   4,282.4       4,154.6

 Less treasury stock at cost, 7,252,634 shares       (20.6)        (20.6)
                                                 ---------     ---------
     Total stockholders' equity                    4,829.0       4,684.8
                                                 ---------     ---------
     Total liabilities and stockholders' equity  $10,904.8     $10,587.8
                                                 =========     =========

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                                                    Years ended December 31,
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        ($ in millions)
Cash flows from operating activities:
 Net income                                       $  712.7  $  667.8  $  772.0
 Reconciliation of net income to
  net cash provided by operating activities:
   Net cumulative effect of changes
     in accounting principles                         --        --      (223.3)
   Special charge payments                           (29.3)    (41.9)    (36.1)
   Depreciation                                      413.5     403.8     405.5
   Deferred income taxes                              66.7     112.7      56.2
   Nonoperating gains and losses
     on properties and investments                   (71.8)    (17.0)    (73.2)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                             28.1     (12.9)     18.1
      Materials and supplies                           0.2       8.4       9.8
      Other current assets                             1.4     (17.8)      4.0
      Current liabilities other than debt             84.2      55.5     (37.4)
      Other - net                                     31.7     (14.3)    (21.0)
                                                  --------  --------  --------
       Net cash provided by operating activities   1,237.4   1,144.3     874.6

Cash flows from investing activities:
 Property additions                                 (658.9)   (712.9)   (669.2)
 Property sales and other transactions               129.5      86.1     124.4
 Investments and loans                               (67.1)    (58.7)    (95.5)
 Investment sales and other transactions              36.9     272.0      81.6
 Short-term investments - net                         (8.3)    (74.4)     88.6
                                                  --------  --------  --------
       Net cash used for investing activities       (567.9)   (487.9)   (470.1)

Cash flows from financing activities:
 Dividends                                          (273.5)   (262.7)   (259.7)
 Common stock issued - net                            19.1       9.8      15.7
 Purchase and retirement of common stock            (338.2)   (344.8)   (138.1)
 Commercial paper proceeds                            --        --         1.3
 Proceeds from long-term borrowings                    7.6      41.4      53.6
 Debt repayments                                     (73.8)   (123.6)   (108.6)
                                                  --------  --------  --------
       Net cash used for financing activities       (658.8)   (679.9)   (435.8)

       Net increase (decrease) in cash
         and cash equivalents                         10.7     (23.5)    (31.3)

Cash and cash equivalents:
 At beginning of year                                 57.0      80.5     111.8
                                                  --------  --------  --------
 At end of year                                   $   67.7  $   57.0  $   80.5
                                                  ========  ========  ========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)           $  119.4  $  114.3  $  140.1
  Income taxes                                    $  282.9  $  226.4  $  350.7

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity


                            Common    Other    Retained  Treasury
                            Stock    Capital    Income    Stock     Total
                           --------  --------  --------  --------  --------
                                            ($ in millions)
Balance December 31, 1992   $ 147.6  $ 407.8   $3,697.8  $ (20.6)  $4,232.6
 Net income - 1993                                772.0               772.0
 Dividends on common stock
   $1.86 per share                               (259.7)             (259.7)
 Purchase and retirement of
   common stock                (2.2)    (6.1)    (131.6)             (139.9)
 Other                          0.3     15.4                           15.7
                            -------  -------   --------  -------   --------

Balance December 31, 1993     145.7    417.1    4,078.5    (20.6)   4,620.7
 Net income - 1994                                667.8               667.8
 Dividends on common stock
   $1.92 per share                               (262.7)             (262.7)
 Purchase and retirement of
   common stock                (5.5)   (16.3)    (327.8)             (349.6)
 Other                          0.2      9.6       (1.2)                8.6
                            -------  -------   --------  -------   --------

Balance December 31, 1994     140.4    410.4    4,154.6    (20.6)   4,684.8
 Net income - 1995                                712.7               712.7
 Dividends on common stock
   $2.08 per share                               (273.5)             (273.5)
 Purchase and retirement of
   common stock                (4.8)   (14.3)    (314.8)             (333.9)
 Other                          0.7     34.8        3.4                38.9
                            -------  -------   --------  -------   --------

Balance December 31, 1995   $ 136.3  $ 430.9   $4,282.4  $ (20.6)  $4,829.0
                            =======  =======   ========  =======   ========


See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest, and the operation of a motor carrier providing household moving and specialized freight handling services in the United States and Canada. The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). The major subsidiaries are Norfolk Southern Railway Company and North American Van Lines, Inc. (NAVL). All significant intercompany balances and transactions have been eliminated in consolidation.
     Rail freight consists of raw materials, intermediate products and finished goods classified in the following market groups: coal, paper/forest, chemicals, automotive, agriculture, metals/construction and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for about one third of railway revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     "Investments" are reported at amortized cost or fair value depending upon their classification as held-to-maturity, trading or available-for-sale securities in accordance with SFAS No. 115 (see "Required Accounting Changes" below).

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

-------   -------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 25%. In 1995, the overall depreciation rate averaged 2.7% for roadway and 4.3% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties, other than land and non-rail assets, are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in other income (see
Note 2).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Earnings Per Share
------------------
     "Earnings per share" in any period are computed by dividing net income by the weighted average number of common shares outstanding during that period. Decreases in the number of shares outstanding are the result of the stock purchase program described in Note 13.

Required Accounting Changes
---------------------------
     1994 - Effective January 1, 1994, NS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The implementation of SFAS 115 had no impact on earnings and resulted in a small change in stockholders' equity, reflecting unrealized market changes in certain investments, net of the related deferred taxes.
     1993 - Effective January 1, 1993, NS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires accrual of the cost of specified health care and death benefits over an employee's creditable service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires recognition of the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS, such postemployment benefits consist principally of obligations under the long-term disability plan. NS recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effect on years prior to 1993 of adopting SFAS 106 and SFAS 112 increased pretax expenses $360.2 million ($223.8 million after-tax), and $31.8 million ($19.7 million after-tax), respectively (see also Note 11).

-------   -------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. OTHER INCOME - NET
                                      1995      1994      1993
                                     ------    ------    ------
                                          ($ in millions)
Interest income                      $ 27.9    $ 25.5    $ 25.1
Royalties from coal                    58.6      61.0      55.7
Gains from sale of properties          43.2      17.0      38.6
Gain from partial redemption of
  partnership interest                 30.5      --        --
Rental income                          20.8      19.6      21.1
Corporate-owned life
  insurance - net                       7.1       7.7      10.8
Other interest expense                (23.5)    (19.7)    (27.4)
Non-rail depletion and depreciation   (10.2)    (11.6)     (8.9)
Taxes on nonoperating property         (6.9)     (8.2)     (7.7)
Gains from sale of stocks              --        --        34.6
Other - net                            (5.7)     (6.1)     (5.1)
                                     ------    ------    ------
   Total                             $141.8    $ 85.2    $136.8
                                     ======    ======    ======

-------   -------------------------------------------

3. INCOME TAXES

Provision for Income Taxes
--------------------------
                                     1995      1994      1993
                                   -------   -------   -------
                                           ($ in millions)
Current:
 Federal                           $282.6    $226.4    $250.2
 State                               52.7      42.1      43.5
                                   ------    ------    ------
       Total current taxes          335.3     268.5     293.7

Deferred:
 Federal                             57.8      99.0      (2.4)
 State                                8.9      13.7      12.4
 Adjustment of net deferred
   tax liability for federal
   rate increase                     --        --        46.2
                                   ------    ------    ------
       Total deferred taxes          66.7     112.7      56.2
                                   ------    ------    ------
       Provision for income taxes  $402.0    $381.2    $349.9
                                   ======    ======    ======

1993 Federal Income Tax Rate Increase
-------------------------------------
     In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components that, as required by SFAS 109, were recognized in 1993 earnings.
     The first component relates to the increased income tax rate's effect on 1993 earnings, which increased the provision for income taxes and reduced net income by $7.9 million, or $0.06 per share. The second component increased the provision for the net deferred tax liability in the Consolidated Balance Sheet, which reduced that year's net income by $46.2 million, or $0.33 per share. Excluding this one-time, non-cash charge of $0.33 per share, 1993 earnings per share before accounting changes would have been $4.27.

-------   -------------------------------------------

3. INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                             1995            1994            1993
                       --------------- --------------- ---------------
                         Amount    %     Amount    %     Amount   %
                        -------- ----   -------- ----   -------- ----
                                       ($ in millions)
Federal income tax
  at statutory rate     $ 390.1  35.0   $ 367.2  35.0   $ 314.5  35.0
State income taxes, net
  of federal tax benefit   40.0   3.6      36.1   3.4      37.2   4.1
Motor carrier
  restructuring            --     --       --     --      (36.8) (4.1)
Corporate-owned
  life insurance          (17.0) (1.5)    (10.5) (1.0)     (9.8) (1.1)
Other - net               (11.1) (1.0)    (11.6) (1.1)     (1.4) (0.1)
                        -------  ----   -------  ----   -------  ----
                          402.0  36.1     381.2  36.3     303.7  33.8
Adjustment of net
  deferred tax lia-
  bility for federal
  rate increase            --     --       --     --       46.2   5.1
                        -------  ----   -------  ----   -------  ----
     Provision for
       income taxes     $ 402.0  36.1   $ 381.2  36.3   $ 349.9  38.9
                        =======  ====   =======  ====   =======  ====

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

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS purchased from a third party pursuant to a safe harbor lease agreement in 1981. Management continues to believe that NS ultimately should incur no loss from this decision, because the lease agreement provides for full indemnification if any such disallowance is sustained.

-------   -------------------------------------------

3. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences in accordance with SFAS 109.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                            December 31,
                                     -------------------------
                                        1995           1994
                                     ----------     ----------
                                          ($ in millions)
Deferred tax assets:
 Reserves, including casualty and
   other claims                      $   189.3      $   204.0
 Employee benefits                       196.1          176.5
 Postretirement benefits other than
   pension and postemployment
   benefits                              148.3          142.1
 Taxes, including state and property     170.3          165.2
 Other                                    59.1           23.4
                                     ---------      ---------
   Total gross deferred tax assets       763.1          711.2
 Less valuation allowance                 (1.5)          (1.4)
                                     ---------      ---------
   Net deferred tax assets               761.6          709.8
                                     ---------      ---------
Deferred tax liabilities:
 Property                             (2,821.5)      (2,744.3)
 Other                                   (94.4)         (36.5)
                                     ---------      ---------
   Total gross deferred
     tax liabilities                  (2,915.9)      (2,780.8)
                                     ---------      ---------
   Net deferred tax liability         (2,154.3)      (2,071.0)
   Net current deferred tax assets       144.7          137.0
                                     ---------      ---------
   Net long-term deferred
     tax liability                   $(2,299.0)     $(2,208.0)
                                     =========      =========

     Except for amounts for which a valuation allowance is provided, Management believes the deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $9.8 million. The net change in the total valuation allowance was a $0.1 million increase for 1995, a $9.5 million decrease for 1994 and a $1.1 million increase for 1993.

-------   -------------------------------------------

4. INVESTMENTS
                                            December 31,
                                     -------------------------
                                        1995           1994
                                     ----------     ----------
                                          ($ in millions)
Corporate-owned life insurance
 at net cash surrender value         $   175.2      $   138.6
Marketable equity securities               5.2            3.0
Other                                     51.3           31.2
                                     ---------      ---------
   Total                             $   231.7      $   172.8
                                     =========      =========

5. PROPERTIES
                                            December 31,
                                     -------------------------
                                        1995           1994
                                     ----------     ----------
                                          ($ in millions)
Transportation property:
 Road                                $ 8,235.7      $ 8,019.6
 Equipment                             4,775.7        4,626.8
Other property                           573.7          563.9
                                     ---------      ---------
                                      13,585.1       13,210.3
Less: Accumulated depreciation         4,326.3        4,223.2
                                     ---------      ---------
   Net properties                    $ 9,258.8      $ 8,987.1
                                     =========      =========

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1995, 1994 and 1993 was $127.4 million, $119.4 million and $120.2 million, respectively, of which $14.0 million, $17.8 million and $21.6 million was capitalized.


6. DEBT

Commercial Paper Program
------------------------
     NS' commercial paper debt totaled $518.0 million and $517.3 million as of December 31, 1995 and 1994, respectively.
     Commercial paper debt is due within one year, but $500 million has been classified as long-term because NS has the ability through its $500 million revolving credit back-up facility to convert this obligation into longer term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.
     The $500 million credit agreement is effective through 1999, provides for interest on borrowings at prevailing rates and contains customary financial covenants, including principally a minimum tangible net worth requirement of $3.3 billion and a restriction on the creation or assumption of certain liens.

-------   -------------------------------------------

6. DEBT (continued)

Short-Term Debt
---------------
                                        December 31,
                                   ---------------------
                                    1995           1994
                                   ------         ------
                                      ($ in millions)
Commercial paper notes             $ 18.0         $ 17.3
Other notes                          27.2           27.2
Subsidiaries' credit lines           --              0.4
                                   ------         ------
   Total                           $ 45.2         $ 44.9
                                   ======         ======

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

Capital Leases Obligations
--------------------------
     During the first quarter of 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry an average stated interest rate of 8.4% but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS' use of interest rate swaps has been limited to those discussed above.

-------   -------------------------------------------

6. DEBT (continued)

Long-Term Debt
--------------
                                                December 31,
                                             ------------------
                                               1995      1994
                                             --------  --------
                                               ($ in millions)
Railroad equipment obligations at an
 average rate of 8.0% maturing to 2009       $  444.6  $  520.9
Notes at an average rate of 8.4%
 maturing to 2021                               497.5     497.3
Commercial paper classified as long-term
 debt at an average rate of 5.9%                500.0     500.0
Capitalized leases at an average rate of
 6.5% maturing to 2015                          100.9       2.0
Mortgage bonds at an average rate of
 4.2% maturing to 2003                           27.5      33.9
Other debt at an average rate of 8.6%
 maturing to 2015                                68.5      65.7
                                             --------  --------
   Total long-term debt                       1,639.0   1,619.8
                                             --------  --------
   Less: Current maturities                      85.7      72.0
                                             --------  --------
   Long-term debt less current
     maturities                              $1,553.3  $1,547.8
                                             ========  ========
Long-term debt matures as follows:
 1997                                        $   49.5
 1998                                           107.1
 1999                                           119.4
 2000                                            49.3
 2001 and subsequent years                    1,228.0
                                             --------
   Total                                     $1,553.3
                                             ========

     A substantial portion of NS' properties and certain investments in affiliated companies are pledged as collateral for much of the secured debt.

-------   -------------------------------------------

7. CURRENT LIABILITIES
                                           December 31,
                                        ------------------
                                          1995      1994
                                        --------  --------
                                           ($ in millions)
Accounts payable:
 Accounts and wages payable             $ 385.2   $ 363.2
 Casualty and other claims                197.4     191.2
 Vacation liability                        74.4      72.7
 Equipment rents payable - net             62.0      67.0
 Other                                     13.8      10.0
                                        -------   -------
     Total                              $ 732.8   $ 704.1
                                        =======   =======

Other current liabilities:
 Prepaid amounts on forwarded traffic   $  69.7   $  72.8
 Interest payable                          42.8      38.3
 Retiree health and death benefit
   obligation (Note 11)                    25.3      22.0
 Other                                     13.5       9.2
                                        -------   -------
     Total                              $ 151.3   $ 142.3
                                        =======   =======

8. LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum lease payments are as follows:
                                Operating Leases    Capital Leases
                                ----------------    --------------
                                            ($ in millions)
     1996                          $  56.6             $  15.0
     1997                             53.8                14.9
     1998                             45.5                14.9
     1999                             33.4                14.9
     2000                             31.8                14.8
     2001 and subsequent years       583.8                80.5
                                   -------             -------
          Total                    $ 804.9               155.0
                                   =======
     Less imputed interest
     on capital leases at an
     average rate of 8.4%                                 54.1
                                                       -------
     Present value of minimum
     lease payments included
     in debt                                           $ 100.9
                                                       =======

-------   -------------------------------------------

8. LEASE COMMITMENTS (continued)

Operating Lease Expense
-----------------------
                                     1995      1994      1993
                                   --------  --------  --------
                                         ($ in millions)
Minimum rents                      $  67.8   $  56.1   $  42.0
Contingent rents                      36.0      45.4      36.1
                                   -------   -------   -------
     Total                         $ 103.8   $ 101.5   $  78.1
                                   =======   =======   =======

9. OTHER LIABILITIES
                                           December 31,
                                        ------------------
                                          1995      1994
                                        --------  --------
                                         ($ in millions)
Casualty and other claims               $ 286.5   $ 305.0
Net pension obligation (Note 10)          102.2      91.6
Retiree health and death benefit
  obligation (Note 11)                    307.4     300.5
Other                                     269.4     264.8
                                        -------   -------
     Total                              $ 965.5   $ 961.9
                                        =======   =======

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

Pension Cost (Benefit) Components
---------------------------------
                                     1995      1994      1993
                                   --------  --------  --------
                                         ($ in millions)
Service cost-benefits earned
 during the year                   $  11.5   $  12.5   $  13.3
Interest cost on projected
 benefit obligation                   68.0      62.6      60.8
Actual return on assets in plans    (263.4)    (17.0)   (107.4)
Net amortization and deferral        177.0     (62.8)     29.5
                                   -------   -------   -------
     Net pension benefit              (6.9)     (4.7)     (3.8)
Cost of early retirement benefits     23.4      --        38.7
                                   -------   -------   -------
     Total                         $  16.5   $  (4.7)  $  34.9
                                   =======   =======   =======

-------   -------------------------------------------

10. PENSION PLANS (continued)

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year-end. A summary of the major assumptions follows:
                                     1995      1994      1993
                                   --------  --------  --------
Discount rate for determining
  funded status                      7.25%     8.50%     7.25%
Future salary increases                 6%        6%        6%
Return on assets in plans               9%        9%        9%

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                              December 31,
                                ----------------------------------------
                                       1995                  1994
                                ------------------    ------------------
                                 Funded   Unfunded     Funded   Unfunded
                                 Plans     Plans       Plans     Plans
                                --------  --------    --------  --------
                                             ($ in millions)
Actuarial present value of
 benefit obligations:
  Vested benefits               $ 812.5   $  51.7     $ 643.4   $  41.2
  Non-vested benefits               6.6       0.3         4.0       0.2
                                -------   -------     -------   -------
   Accumulated benefit
     obligation                   819.1      52.0       647.4      41.4
  Effect of expected future
    salary increases              115.3      11.5       102.0       9.5
                                -------   -------     -------   -------
   Projected benefit
     obligation                   934.4      63.5       749.4      50.9
Fair value of assets in plans   1,088.8      --         892.0      --
                                -------   -------     -------   -------
   Funded status                  154.4     (63.5)      142.6     (50.9)

Unrecognized initial
 net asset                        (35.9)     --         (42.4)     --
Unrecognized (gain) loss         (169.2)     21.5      (159.6)     10.1
Unrecognized prior
 service cost                     (12.8)      3.3         3.8       4.8
                                -------   -------     -------   -------
   Net pension liability
     included in the
     balance sheets             $ (63.5)  $ (38.7)    $ (55.6)  $ (36.0)
                                =======   =======     =======   =======

-------   -------------------------------------------

10. PENSION PLANS (continued)

Early Retirement Programs
-------------------------
     During 1995 and 1993, NS completed voluntary early retirement programs for salaried employees. The principal benefit for those who participated in these programs was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for these programs is included in "Compensation and benefits" expense and was $33.6 million in 1995 (including $8.3 million related to postretirement benefits other than pensions) and $42.4 million in 1993. The 1995 program was accepted by 272 employees; the 1993 program, by 378 employees.

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of the employee contributions, subject to applicable limitations. NS' expenses under these plans were $7.0 million, $5.1 million and $5.2 million in 1995, 1994 and 1993, respectively.


11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Norfolk Southern and certain subsidiaries provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees. NS last made a corporate contribution of $10 million in 1994 to the VEBA.
     Effective January 1, 1994, NS amended the attribution period for postretirement health care benefits. The amendment generally provides for benefits to be determined ratably over a 10-year period based on creditable service commencing at age 45, or from date of hire if employment began after age 45. The amendment reduced the accumulated postretirement health care benefit obligation by $90 million, which will be amortized as a reduction in annual cost on a pro rata basis over a six-year period.

-------   -------------------------------------------

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     A summary of the postretirement benefit cost follows:
                                1995      1994      1993
                              --------  --------  --------
                                    ($ in millions)
Service cost-benefits
 attributable to service
 during the year              $  10.2   $  14.5   $   8.7
Interest cost on accumulated
 postretirement benefit
 obligation                      28.6      25.0      29.1
Actual return on plan assets    (17.6)     --        (1.9)
Net amortization and deferral     0.9     (14.6)     (0.7)
                              -------   -------   -------
      Net postretirement
        benefit cost          $  22.1   $  24.9   $  35.2
Cost of early retirement
 benefits                         8.3      --        --
                              -------   -------   -------
      Total                   $  30.4   $  24.9   $  35.2
                              =======   =======   =======

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                            December 31,
                             -----------------------------------------
                                    1995                   1994
                             ------------------     ------------------
                              Health                 Health
                               Care     Death         Care     Death
                             Benefits  Benefits     Benefits  Benefits
                             --------  --------     --------  --------
                                          ($ in millions)
Accumulated postretirement
 benefit obligation:
  Retirees                   $ 225.6   $  83.8      $ 165.0   $  77.2
  Fully eligible active
   plan participants            23.9       8.0         13.5       4.7
  Other active plan
   participants                 52.7      12.8         36.9      11.2
                             -------   -------      -------   -------
      Total                    302.2     104.6        215.4      93.1
Plan assets at fair value       72.1      --           54.5      --
                             -------   -------      -------   -------
      Funded status           (230.1)   (104.6)      (160.9)    (93.1)

Unrecognized loss (gain)        59.4       4.1         14.8      (4.5)
Unrecognized prior
 service cost (benefit)        (61.5)     --          (78.7)     (0.1)
                             -------   -------      -------   -------
      Accrued postretirement
        benefit obligation   $(232.2)  $(100.5)     $(224.8)  $ (97.7)
                             =======   =======      =======   =======

-------   -------------------------------------------

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     For measurement purposes, an 11% increase in the per capita cost of covered health care benefits was assumed for 1996. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by about
$35 million and the aggregate of the service and interest cost components of net postretirement benefit cost for the year 1995 by about $4 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 10).
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $3.7 million, $4.8 million and $5.3 million in 1995, 1994 and 1993, respectively.


12. LONG-TERM INCENTIVE PLAN

     Under the Long-Term Incentive Plan approved by stockholders at their 1995 annual meeting, a disinterested committee of the Board of Directors may grant stock options, stock appreciation rights (SARs), and performance share units (PSUs), up to a maximum 17,675,000 shares of Norfolk Southern common stock. Grants of SARs and PSUs result in charges to earnings, while grants of stock options have no effect on earnings. Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary date of grant. Options are exercisable at the fair market value of Norfolk Southern stock on the date of grant.
     The plan also permits the payment--on a current or a deferred basis and in cash or in stock--of dividend equivalents on shares of common stock covered by options or PSUs granted after December 31, 1989, in an amount commensurate with dividends paid on common stock. Tax absorption payments, in an amount estimated to equal the federal and state income taxes applicable to shares of common stock issued subject to a share retention agreement, also are authorized. Dividend equivalents and tax absorption payments, if made, result in charges to operating expenses.
     Through 1991, SARs were granted on a one-for-one basis in tandem with certain stock options. Upon the exercise of an SAR, the optionee receives in common stock or cash or both the amount by which the fair market value of common stock on the exercise date exceeds the option price. Exercise of an SAR or option cancels any related option/SAR. Because of regulations issued by the Securities and Exchange Commission in 1991, plan participants surrendered, without cash or other consideration, all outstanding SARs granted after 1988. Future grants of SARs are not anticipated at this time. SARs outstanding as of each year end were as follows: 46,562 in 1995; 74,519 in 1994; and 95,852 in 1993.

-------   -------------------------------------------

12. LONG-TERM INCENTIVE PLAN (continued)

Stock Option Activity
---------------------
                                        Exercise Price
                    Option Shares       Range-Per Share
                    -------------  ------------------------
Balance 12/31/92      2,513,472       $17.46  to  $56.44
Granted                 689,750                    63.25
Exercised              (278,083)       17.46  to   56.44
Surrendered for SAR     (28,482)       22.25  to   28.79
Cancelled                (1,250)                   63.25
                      ---------
Balance 12/31/93      2,895,407        17.46  to   63.25
Granted                 703,750                    72.94
Exercised               (93,383)       17.46  to   63.25
Surrendered for SAR      (7,472)       22.25  to   28.79
Cancelled                 --            --    to    --
                      ---------
Balance 12/31/94      3,498,302        22.25  to   72.94
Granted                 718,250                    62.50
Exercised              (656,743)       22.25  to   72.94
Surrendered for SAR     (13,440)       22.25  to   28.79
Cancelled                (3,750)       62.50  to   72.94
                      ---------
Balance 12/31/95      3,542,619       $22.25  to  $72.94

Stock options exercisable 12/31:
     1993             2,205,657       $17.46  to  $56.44
     1994             2,794,552        22.25  to   63.25
     1995             2,825,619        22.25  to   72.94

Performance Share Units
-----------------------
     PSUs were added to the Long-Term Incentive Plan as approved in 1989 and amended in 1995. PSUs entitle participants to earn shares of common stock at the end of a three-year performance cycle based upon achievement of certain predetermined corporate performance goals. PSU grants totaled 252,500 in 1995; 163,000 in 1994; and 160,500 in 1993. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

     Shares of stock available for future grants or issued in connection with all features of the Long-Term Incentive Plan were as follows:
                       1995           1994           1993
                     ---------      ---------      ---------
Available for future
 grants 12/31        7,143,126      2,060,796      2,835,862

Shares of common
 stock issued          807,760        190,060        352,248

-------   -------------------------------------------

13. STOCK PURCHASE PROGRAMS

     Since 1987, the Board of Directors has authorized the purchase and retirement of up to 65 million shares of common stock. Purchases under the programs have been made with internally generated cash, and with proceeds from the sale of commercial paper notes and from the issuance of long-term debt.
     The decreases in the average number of outstanding common shares are the result of these purchase programs. Since the first purchases in December 1987 and through December 31, 1995, NS has purchased and retired 63,932,000 shares of its common stock under these programs at a cost of $2.9 billion. Future purchase decisions are dependent on market conditions, the economy, cash needs and alternative investment opportunities.
     On January 23, 1996, the NS Board authorized a new program to acquire up to 30 million additional shares of common stock.


14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. "Short-term investments" are reported at fair value in accordance with SFAS 115 (see Note 1). At December 31, 1995 and 1994, all "short-term investments" were designated as available for sale.
     The fair value of long-term "Investments" approximated $297 million and $261 million at December 31, 1995 and 1994, respectively. Quoted market prices were used to determine the fair value of marketable securities which, beginning in 1994 (see Note 1, "Required Accounting Changes"), were recorded at fair value. Marketable securities reflect $3.5 million of unrealized holding gains at December 31, 1995, and $2.0 million of unrealized holding losses at December 31, 1994. Underlying net assets were used to estimate the fair value of non-marketable investments; however, if any such investment was sold after the end of the year, its sales price determined its fair value for these purposes. For the remaining investments, consisting principally of corporate-owned life insurance, the carrying value approximates fair value (see Note 4 for carrying values of "Investments").
     The fair value of "Long-term debt," including current maturities, approximated $1.77 billion at December 31, 1995, and $1.63 billion at December 31, 1994. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see Note 6 for carrying values of "Long-term debt").


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

-------   -------------------------------------------

16. PARTIAL REVERSAL OF SPECIAL CHARGE IN 1993

     Included in 1991 results was a $680 million special charge for labor force reductions and asset write-downs. However, based on NS' success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million, which was reflected as a credit in "Compensation and benefits" expense. The principal factor contributing to the reversal was the failure in 1993 to reach agreement on terms for certain further labor savings. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.


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

Debt Guarantees
---------------
     As of December 31, 1995, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $66 million of indebtedness of related entities.

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

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of December 31, 1995, NS' balance sheet included a reserve for environmental exposures in the amount of $44 million (of which $12 million is accounted for as a current liability), which is NS' present best estimate of ultimate liability at 96 identified locations. On that date, eight sites accounted for $16 million of the reserve, and no individual site was considered to be material. NS anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

-------   -------------------------------------------

17. CONTINGENCIES (continued)

     At many of the 96 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its methods of accounting in 1993 by adopting the provisions of the Financial Accounting Standards Board's Statement 109, Accounting for Income Taxes; Statement 106, Employers' Accounting for Postretirement Benefits Other than Pensions; and Statement 112, Employers' Accounting for Postemployment Benefits.






                                   /s/ KPMG Peat Marwick LLP






Norfolk, Virginia
January 23, 1996

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated
April 1, 1996, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 9, 1996, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on page 23 under "Executive Officers of the Registrant."

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:

     1.   Index to Financial Statements:                       Page
          -----------------------------                        ----
          Consolidated Statements of Income
            Years ended December 31, 1995, 1994 and 1993         52

          Consolidated Balance Sheets
            As of December 31, 1995 and 1994                     54

          Consolidated Statements of Cash Flows
            Years ended December 31, 1995, 1994 and 1993         55

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1995, 1994 and 1993         56

          Notes to Consolidated Financial Statements             57

          Independent Auditors' Report                           76


     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule     Page
          --------------------------------------------------     ----
          Schedule II - Valuation and Qualifying Accounts          84

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable or because the information is included in the consolidated financial statements or related notes.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

     3.   Exhibits

Exhibit
Number                        Description
-------   ------------------------------------------------------
  3       Articles of Incorporation and Bylaws -

  3(i)    The Restated Articles of Incorporation of Norfolk
          Southern Corporation, formerly incorporated by reference from Exhibit 1 to Norfolk Southern's
          Form 10-Q report for the quarter ended
          September 30, 1989, are filed herewith electronically.

  3(ii) The Bylaws of Norfolk Southern Corporation, as amended January 24, 1995, are incorporated herein by reference from Exhibit 4 to the Corporation's
          Registration Statement on Form S-8, filed electronically on January 25, 1995.

  4       Instruments Defining the Rights of Security
          Holders, Including Indentures -

          In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

 10       Material Contracts -

          (a) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati,
          New Orleans and Texas Pacific Railway Company
          (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern's 1994 Annual Report on Form 10-K.

          Management Compensation Plans
          -----------------------------
          (b)  The Norfolk Southern Corporation
          Management Incentive Plan, as amended effective
          January 1, 1996, is filed herewith electronically.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                        Description
-------   ------------------------------------------------------

          (c)  The Norfolk Southern Corporation
          Executive Management Incentive Plan, effective
          January 1, 1996, is filed herewith electronically.

          (d)  The Norfolk Southern Corporation
          Long-Term Incentive Plan as amended effective
          January 23, 1996, is filed herewith electronically.

          (e)  The Norfolk Southern Corporation Officers'
          Deferred Compensation Plan is incorporated herein by reference from Exhibit 10(g) to Norfolk Southern's 1993 Annual Report on Form 10-K.

          (f)  The Directors' Deferred Fee Plan of
          Norfolk Southern Corporation is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern's 1993 Annual Report on Form 10-K.

          (g) The Norfolk Southern Corporation Directors' Restricted Stock Plan effective January 26, 1994, is incorporated herein by reference from Exhibit 99 to Norfolk Southern's Form S-8 filed electronically on January 26, 1994.

          (h) Form of Severance Agreement, dated as of September 1, 1994, between Norfolk Southern
          Corporation and certain executive officers
          (including those defined as "named executive officers" and identified in the Corporation's
          Proxy Statement for the 1996 Annual Meeting of
          Stockholders) is incorporated herein by reference from Exhibit 10 to Norfolk Southern's Form 10-Q
          Report for the quarter ended September 30, 1994.

          (i)  The Excess Benefit Plan of Norfolk
          Southern Corporation and Participating Subsidiary
          Companies, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern's 1994
          Annual Report on Form 10-K.

          (j)  The Excess Long-Term Disability Plan of
          Norfolk Southern Corporation and Participating
          Subsidiary Companies, effective October 1, 1995, is filed herewith electronically.

Item 14. Exhibits, Financial Statement Schedule, and Reports on
-------  ------------------------------------------------------
         Form 8-K. (continued)
         --------

Exhibit
Number                       Description
-------   -----------------------------------------------------

 11       Statement re:  Computation of Per Share Earnings.

 12       Statement re:  Computation of Ratio of Earnings to
          Fixed Charges.

 21       Subsidiaries of the Registrant.

 23       Consents of Experts and Counsel -

          Consent of Independent Auditors.

 27       Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1995.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(d)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------
          Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and James C. Bishop, Jr., or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and James C. Bishop, Jr., or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1996.


                                   NORFOLK SOUTHERN CORPORATION


                         By  /s/ David R. Goode
                             -----------------------------------------
                             (David R. Goode, Chairman, President and
                                     Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of March, 1996, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

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



/s/ Gene R. Carter
------------------------------     Director
   (Gene R. Carter)


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


/s/ E. B. Leisenring, Jr.
------------------------------     Director
   (E. B. Leisenring, Jr.)


/s/ Arnold B. McKinnon
------------------------------     Director
   (Arnold B. McKinnon)


/s/ Robert E. McNair
------------------------------     Director
   (Robert E. McNair)


/s/ Jane Margaret O'Brien
------------------------------     Director
   (Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------     Director
   (Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1993, 1994 and 1995
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning            Other                Ending
                              Balance   Expenses Accounts   Deductions Balance
                             ---------  -------- --------   ---------- -------
Year ended December 31, 1993
----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3    $ --     $ --       $  0.3     $ --

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $ --      $ 10.9   $ --       $ --       $ 10.9
Casualty and other claims
 included in other
 liabilities                  $320.9    $125.1   $  2.9 (1) $127.7 (2) $321.2
Current portion of casualty
 and other claims included
 in accounts payable          $190.6    $ 53.1   $124.9 (1) $183.5 (3) $185.1


Year ended December 31, 1994
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $ 10.9    $ --     $ --       $  9.5     $  1.4
Casualty and other claims
 included in other
 liabilities                  $321.2    $120.2   $  2.5 (1) $138.9 (2) $305.0
Current portion of casualty
 and other claims included
 in accounts payable          $185.1    $ 49.9   $163.7 (1) $207.5 (3) $191.2





(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

                                                       (continued)

                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1993, 1994 and 1995 (continued)
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning            Other                Ending
                              Balance   Expenses Accounts   Deductions Balance
                             ---------  -------- --------   ---------- -------
Year ended December 31, 1995
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $  1.4    $ --     $  0.1     $ --       $  1.5
Casualty and other claims
 included in other
 liabilities                  $305.0    $ 99.5   $  3.1 (1) $121.1 (2) $286.5
Current portion of casualty
 and other claims included
 in accounts payable          $191.2    $ 63.6   $172.6 (1) $230.0 (3) $197.4





(1) Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                        Description                     Number
---------- -------------------------------------------------  ------

   3(i)    The Restated Articles of Incorporation of
           Norfolk Southern Corporation, effective
           October 30, 1989.                                   87-95

  10(b)    The Norfolk Southern Corporation Management
           Incentive Plan, as amended effective
           January 1, 1996.                                   96-102

  10(c)    The Norfolk Southern Corporation Executive
           Management Incentive Plan, effective
           January 1, 1996.                                  103-106

  10(d)    The Norfolk Southern Corporation Long-Term
           Incentive Plan, as amended effective
           January 23, 1996.                                 107-122

  10(j)    The Excess Long-Term Disability Plan of
           Norfolk Southern Corporation and Participating
           Subsidiary Companies, effective October 1, 1995.  123-125

  11       Statement re:  Computation of Per Share Earnings. 126-129

  12       Statement re:  Computation of Ratio of Earnings
           to Fixed Charges.                                     130

  21       Subsidiaries of Norfolk Southern Corporation.     131-133

  23       Consent of Independent Auditors.                      134

  27       Financial Data Schedule (This exhibit is
           required to be submitted electronically
           pursuant to the rules and regulations of
           the Securities and Exchange Commission and
           shall not be deemed filed for purposes of
           Section 11 of the Securities Act of 1933
           or Section 18 of the Securities Exchange
           Act of 1934).                                         135