Form 10-Q
period 1996-03-31
NORFOLK SOUTHERN CORP
filed 1996-05-10
CIK 702165

PAGE ONE

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                     --------      --------
                       Commission file number 1-8339

                       NORFOLK SOUTHERN CORPORATION
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Virginia                              52-1188014
- ----------------------------------------   -------------------------------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)             Identification No.)

         Three Commercial Place
            Norfolk, Virginia                        23510-2191
- ----------------------------------------   -------------------------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code     (804) 629-2680
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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1996
                -----                 --------------------------------
     Common Stock (par value $1.00)     127,394,859 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)


                                   INDEX
                                   -----


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Financial Statements:

                  Consolidated Statements of Income
                  Three Months March 31, 1996 and 1995              3

                  Consolidated Balance Sheets
                  March 31, 1996, and December 31, 1995             4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995        5

                  Notes to Consolidated Financial Statements      6-7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  8-12

Part II. Other Information:

        Item 1.   Legal Proceedings                                13

        Item 6.   Exhibits and Reports on Form 8-K                 13

Signatures                                                         14

Index to Exhibits                                                  15

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
- ------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                       1996        1995
                                                     --------    --------
TRANSPORTATION OPERATING REVENUES:
 Railway (Note 6):
  Coal                                               $  323.8    $  306.9
  General merchandise                                   574.1       577.6
  Intermodal                                            118.8       114.7
                                                     --------    --------
       Total railway                                  1,016.7       999.2
 Motor carrier                                          144.8       139.5
                                                     --------    --------
       Total transportation operating revenues        1,161.5     1,138.7
                                                     --------    --------

TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits                             377.3       375.3
  Materials, services and rents                         151.9       163.1
  Depreciation                                          100.3        94.4
  Diesel fuel                                            55.4        48.7
  Casualties and other claims                            34.7        32.2
  Other                                                  35.2        35.5
                                                     --------    --------
       Total railway                                    754.8       749.2
 Motor carrier                                          145.7       140.4
                                                     --------    --------
       Total transportation operating expenses          900.5       889.6
                                                     --------    --------
       Income from operations                           261.0       249.1

Other income (expense):
 Interest income                                          5.8         6.2
 Interest expense on debt                               (27.6)      (28.3)
 Other - net                                             27.6        49.5
                                                     --------    --------
       Total other income                                 5.8        27.4
                                                     --------    --------
       Income before income taxes                       266.8       276.5

Provision for income taxes                               98.7       105.8
                                                     --------    --------
       NET INCOME                                    $  168.1    $  170.7
                                                     ========    ========

Per share amounts (Note 5):
 Net income                                          $   1.31    $   1.29
 Dividends                                               0.56        0.52

See accompanying notes to consolidated financial statements.

- ------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)

                                                March 31,     December 31,
                                                  1996            1995
                                              ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    71.8      $    67.7
 Short-term investments                             250.6          261.3
 Accounts receivable - net                          734.6          703.5
 Materials and supplies                              64.0           61.7
 Deferred income taxes                              146.6          144.7
 Other current assets                               101.1          103.9
                                                ---------      ---------
     Total current assets                         1,368.7        1,342.8

Investments                                         243.3          231.7
Properties less accumulated depreciation          9,372.7        9,258.8
Other assets                                         70.5           71.5
                                                ---------      ---------
     TOTAL ASSETS                               $11,055.2      $10,904.8
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    46.3      $    45.2
 Accounts payable                                   732.7          732.8
 Income and other taxes                             258.8          190.8
 Other current liabilities                          140.4          151.3
 Current maturities of long-term debt (Note 3)       86.9           85.7
                                                ---------      ---------
     Total current liabilities                    1,265.1        1,205.8

Long-term debt (Note 3)                           1,613.8        1,553.3
Other liabilities                                   972.0          965.5
Minority interests                                   51.4           52.2

Deferred income taxes                             2,314.7        2,299.0
                                                ---------      ---------
     TOTAL LIABILITIES                            6,217.0        6,075.8
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             135.2          136.3
 Other capital                                      451.1          430.9
 Retained income                                  4,272.5        4,282.4

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,838.2        4,829.0
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,055.2      $10,904.8
                                                =========      =========

See accompanying notes to consolidated financial statements.

- ------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                         1996        1995
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 168.1     $ 170.7
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                              (6.0)       (2.8)
     Depreciation                                        105.6       101.0
     Deferred income taxes                                13.9        12.7
     Nonoperating gains and losses on properties
       and investments                                   (15.9)      (40.8)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                             (31.1)       22.9
         Materials and supplies                           (2.3)       (5.1)
         Other current assets                             12.1         3.8
         Current liabilities other than debt              67.7        68.3
         Other - net                                       8.4         8.2
                                                       -------     -------
            Net cash provided by operating activities    320.5       338.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                            (163.0)     (183.2)
 Property sales and other transactions                    24.0        31.4
 Investments and loans                                   (23.6)      (24.3)
 Investment sales and other transactions                  12.7        23.8
 Short-term investments - net                              9.0        27.7
                                                       -------     -------
            Net cash used for investing activities      (140.9)     (124.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (71.9)      (69.0)
 Common stock issued - net                                11.2         1.9
 Purchase and retirement of common stock (Note 4)       (108.6)      (71.9)
 Proceeds from long-term borrowings (Note 3)               5.6         7.6
 Debt repayments                                         (11.8)      (22.0)
                                                       -------     -------
            Net cash used for financing activities      (175.5)     (153.4)
                                                       -------     -------
            Net increase in cash and cash equivalents      4.1        60.9

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     67.7        57.0
                                                       -------     -------
 At end of period                                      $  71.8     $ 117.9
                                                       =======     =======
- ---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  43.1     $  39.7
   Income taxes                                        $   2.7     $   3.7

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

- ------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year-end 1995 in the matters as discussed in Note 17, CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1995, Notes to Consolidated Financial Statements, beginning on page 74.

   An update of the status of certain legal proceedings is included in
   Part II, Item 1, "Legal Proceedings," of this Form 10-Q Report.

3. Capital Lease Obligations

   During the first quarters of 1996 and 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $74.4 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and
   6.75 percent for those entered into in the first quarter of 1996, and between 8.23 percent and 8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS' use of interest rate swaps has been limited to those discussed above.

- ------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


4. Stock Purchase Programs

   In January 1996, the Board of Directors authorized the purchase and retirement of up to 30 million shares of common stock. NS completed its purchases (45 million shares) under the 1989 authorization on March 8, 1996. Combined with the initial program for 20 million shares which began in 1987 and was completed in 1989, total shares purchased and retired under the closed programs totaled 65 million shares. The new program is expected to be completed by the end of the year 2000. Since the first purchases in December 1987 through March 31, 1996, NS has purchased and retired 65,317,300 shares of its common stock at a cost of $3.0 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:

                                                Three Months Ended
                                                     March 31,
                                                  1996      1995
                                                --------  --------
                                                  (In thousands)
   Average number of shares outstanding         128,215   132,494


   Recent decreases in the average number of shares outstanding of NS Common Stock are the result of the stock purchase programs described in Note 4.

6. Reclassification of Railway Revenues

   Beginning in 1996, revenues previously reported as "Other railway revenues" (principally switching and demurrage) are included in each of the respective commodity groups. 1995 revenues have been reclassified to conform with the current presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------


RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" for the first quarter of 1996 was $168.1 million, a $2.6 million, or 2 percent, decline, compared with 1995's record first-quarter earnings of $170.7 million, which included a substantial gain on the partial redemption of a partnership interest (see "Other income (expense)" discussion on page 10). Income from railway operations was up $11.9 million, or 5 percent, compared with first-quarter 1995.

Railway Operating Revenues
- --------------------------
First-quarter "Railway operating revenues" were $1.02 billion, a
$17.5 million, or 2 percent, increase, compared with the same period last year, and a quarterly record.  The increase in operating revenues was due to:

                                                First Quarter
                                                1996 vs. 1995
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)

     Traffic volume (carloads)                    $ (16.4)
     Revenue per unit                                33.9
                                                  -------
                                                  $  17.5
                                                  =======

The principal revenue commodity groups and carloads were as follows (see
Note 6 on page 7 for a discussion of revenue reclassifications):

                                  Revenues            Carloads
                              1996       1995      1996      1995
                              ----       ----      ----      ----
                              ($ in millions)      (in thousands)

Coal                       $  323.8   $  306.9     319.6     318.4

Paper/forest                  129.7      133.5     109.8     116.0
Chemicals                     140.4      140.6      95.5      95.3
Automotive                    118.3      119.7      83.8      86.7
Agriculture                   101.6       97.2      93.1      98.5
Metals/construction            84.1       86.6      83.8      90.0
                           --------   --------   -------   -------
  General merchandise         574.1      577.6     466.0     486.5

Intermodal                    118.8      114.7     319.2     306.9
                           --------   --------   -------   -------
  Total                    $1,016.7   $  999.2   1,104.8   1,111.8
                           ========   ========   =======   =======

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Coal
- ----
First-quarter coal revenues increased $16.9 million, or 6 percent, compared with the same period last year primarily due to an increase in export coal volume. Total coal carloads were slightly ahead of last year, led by export coal, which has a significantly longer haul. This increase, combined with a strengthened industrial coal market, more than offset declines in the utility and domestic steel sectors, which are shorter-haul traffic. While utility traffic was down early in the quarter (due to the effect of the severe winter weather), March traffic volume showed improvement, and continuing high demand for utility coal is expected as customers rebuild their stockpiles.

For the remainder of the year, the encouraging volume trends in both the export and the domestic utility markets are expected to continue.

General merchandise
- -------------------
First-quarter general merchandise revenues decreased $3.5 million, or 1 percent, compared with the same period last year as carloadings were down or even in all of the general merchandise market groups. Soft market conditions and severe winter weather early in the quarter were primarily responsible for the unfavorable comparisons. Automotive revenues, which had been up for the first two months of the year, ended the quarter down $1.4 million, or 1 percent, due to the effects of the 16-day GM strike.

Looking ahead, if the weather normalizes and the GM strike does not resume, general merchandise revenues are expected to strengthen. In addition, several major automotive plants, which had been down for retooling in 1995, have resumed production.

Intermodal
- ----------
First-quarter intermodal revenues increased $4.1 million, or 4 percent, compared with the same period last year. Carloadings rose 4 percent, with most of the improvement related to container business.

For the remainder of the year, we expect to see solid intermodal traffic growth, but at about half the 1995 growth rate.

Railway Operating Expenses
- --------------------------
First-quarter "Railway operating expenses" were $754.8 million, a $5.6 million, or 1 percent, increase, compared with the same period last year.

The largest increase was in "Diesel fuel," up $6.7 million, or 14 percent. This was almost entirely due to price per gallon, which was nearly 7 cents higher than in the first quarter of 1995. Diesel fuel prices averaged about 63 cents per gallon in the first quarter, and reached 65 cents per gallon in March, the highest level since 1991, when fuel prices were impacted by the Persian Gulf crisis. For the years 1994 and 1995, diesel fuel prices averaged about 57 cents per gallon.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


"Depreciation" increased $5.9 million, or 6 percent, due to additional investment in plant and equipment, coupled with higher overall depreciation rates resulting from a recent depreciation study. Regulations established by the former Interstate Commerce Commission and currently monitored by the Surface Transportation Board of the U.S. Department of Transportation (DOT) require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the DOT.

"Casualties and other claims" were up $2.5 million, or 8 percent. This increase was attributable to an accrual for a specific environmental remediation site.

The only large decline was in "Materials, services and rents" which was down $11.2 million, or 7 percent. This favorable experience stems largely from: (1) lower locomotive maintenance costs resulting from older locomotives being replaced with new units; (2) Norfolk Southern's benchmark maintenance procedures which consistently produce more gross ton miles per dollar of locomotive maintenance cost than any other major U.S. railroad; and (3) lower freight car maintenance costs, reflecting fewer cars in the fleet and the reengineering of freight car maintenance practices.

Motor Carrier Operating Revenues
- --------------------------------
First-quarter "Motor carrier operating revenues" were $144.8 million, an increase of $5.3 million, or 4 percent, compared with the same period last year. Most of the improvement was in the logistics and European markets.

Motor Carrier Operating Expenses
- --------------------------------
First-quarter "Motor carrier operating expenses" were $145.7 million, a $5.3 million, or 4 percent, increase compared with the same period last year. Most of the increase was due to higher transportation costs resulting from increased volume and poor weather.

Other Income (Expense)
- ----------------------
First-quarter "Other-net" was $27.6 million, a $21.9 million decline compared with the same period last year. The decline was due to a $30.5 million ($18.8 million after-tax) gain recorded in first-quarter 1995 resulting from the partial redemption of a real estate partnership interest.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


FINANCIAL CONDITION AND LIQUIDITY

                                        March 31, 1996   December 31, 1995
                                        --------------   -----------------
                                              (Dollars in millions)

   Cash and short-term investments         $322.4             $329.0
   Working capital                         $103.6             $137.0
   Current assets to current liabilities      1.1                1.1
   Debt to total capitalization              26.5%              25.9%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The use of cash in accounts receivable was primarily attributable to higher rail freight receivables commensurate with the increase in railway operating revenues.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $23 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 3). "Investments and loans" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH USED FOR FINANCING ACTIVITIES primarily reflects uses of cash with the largest amount having been spent on the stock purchase program (see
Note 4). "Common stock issued" in the first quarter of 1996 reflects substantially higher-than-usual stock option exercises. "Proceeds from long-term borrowings" represents amounts received in connection with capital lease transactions (see Note 3).



LABOR NEGOTIATIONS

   In May 1996, arbitrators selected by the National Carriers Conference Committee (Committee) and the United Transportation Union (UTU), which represents the largest number of employees in the railroad industry, imposed a five-year contract on the parties, the terms of which are identical to those in the agreement that had been negotiated by the Committee and the UTU leadership and thereafter rejected by the UTU rank and file. Negotiations with other rail unions are continuing.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 1996, NS adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. SFAS 121 did not have a material effect on NS' financial statements.

ENVIRONMENTAL MATTERS

   During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS' rail subsidiary, was responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the state of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and some--but not all--the entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS or AGS cannot be estimated reliably at this time, the materiality of such amount to NS' financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.

                        PART II.  OTHER INFORMATION
                       ----------------------------


Item 1. Legal Proceedings.
- ------  -----------------

        North Carolina - Fiber Optic Cable. In October 1995, two individuals, on behalf of themselves and all others similarly situated, instituted an action in the United States District Court for the Western District of North Carolina against Sprint Communications Company, L. P. and Norfolk Southern Railway Company (NSR). Plaintiffs allege they sustained RICO, conversion and trespass damages in the amount of $100 million (trebled) as a result of the defendants' installing, pursuant to an agreement, fiber optic cable on property in which the plaintiffs further allege that NSR's only property right was an easement for railway operations.

        On April 16, 1996, the court granted the defendants' motions to dismiss the RICO and conversion claims, and it allowed the parties to submit additional evidence concerning a statute of limitations defense to the conspiracy to trespass claim. Management, after consulting with its legal counsel, is of the opinion that (1) the court's rulings on the motions to dismiss should be sustained, (2) NSR has meritorious defenses to the conspiracy to trespass claim, and (3) if the conspiracy to trespass claim is allowed to proceed and the defendants are found liable, the amount of damages that reasonably could be awarded will not materially affect the consolidated financial position of NS.

        Because, following the court's April 16, 1996, ruling, the amount of damages to which NSR could be subject is immaterial in amount, Management anticipates this is the last report concerning the proceeding. The matter has been previously reported by Norfolk Southern Corporation in
Part I, Item 3, of its Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6. Exhibits and Reports on Form 8-K.
- ------  --------------------------------

        (a)  Exhibits:

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated January 23, 1996 (date of earliest event reported) was filed on January 24, 1996, reporting that the Board of Directors had authorized the purchase of up to 30 million shares of NS Common Stock. The authorization is in addition to the 20 and 45 million shares of common stock the Corporation's board approved for purchase in 1987 and 1989, respectively.

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




Date:  May 10, 1996            /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  May 10, 1996            /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------


Electronic
Submission
Exhibit
Number                        Description                     Page Number
- -----------  ----------------------------------------------   -----------

   11        Statement re Computation of Per Share Earnings      16-17

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules
             and regulations of the Securities and Exchange
             Commission and shall not be deemed filed for
             purposes of Section 11 of the Securities Act
             of 1933 or Section 18 of the Securities
             Exchange Act of 1934.)                                 18