Form 10-Q
period 1996-06-30
NORFOLK SOUTHERN CORP
filed 1996-08-09
CIK 702165

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                     --------    --------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
- -------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Virginia                                52-1188014
- ----------------------------------------  -------------------------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)


        Three Commercial Place
            Norfolk, Virginia                       23510-2191
- ----------------------------------------  -------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code     (804) 629-2680
                                                   ----------------------

                                No Change
- -------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1996
                -----                 --------------------------------
     Common Stock (par value $1.00)     126,040,258 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX


                                                                  Page
                                                                  ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Six Months Ended
                   June 30, 1996 and 1995                            3

                   Consolidated Balance Sheets
                   June 30, 1996, and December 31, 1995              4

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1996 and 1995           5

                   Notes to Consolidated Financial Statements      6-7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  8-14

Part II. Other Information:

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                 15

         Item 6.   Exhibits and Reports on Form 8-K                 16

Signatures                                                          17

Index to Exhibits                                                   18

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
- ------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
            (In millions of dollars except per share amounts)
                               (Unaudited)
                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     1996      1995      1996      1995
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway (Note 6):
  Coal                             $  328.5  $  318.0  $  652.3  $  624.9
  Merchandise                         593.1     578.7   1,167.2   1,156.3
  Intermodal                          116.4     119.7     235.2     234.4
                                   --------  --------  --------  --------
       Total railway                1,038.0   1,016.4   2,054.7   2,015.6
 Motor carrier                        179.3     173.8     324.1     313.3
                                   --------  --------  --------  --------
       Total operating revenues     1,217.3   1,190.2   2,378.8   2,328.9
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits           351.3     356.6     728.6     731.9
  Materials, services and rents       158.4     162.7     310.3     325.8
  Depreciation                        101.6      96.7     201.9     191.1
  Diesel fuel                          56.7      47.0     112.1      95.7
  Casualties and other claims          30.9      28.8      65.6      61.0
  Other                                39.1      40.9      74.3      76.4
                                   --------  --------  --------  --------
       Total railway                  738.0     732.7   1,492.8   1,481.9
 Motor carrier                        168.8     167.4     314.5     307.8
                                   --------  --------  --------  --------
       Total operating expenses       906.8     900.1   1,807.3   1,789.7
                                   --------  --------  --------  --------
       Income from operations         310.5     290.1     571.5     539.2

Other income (expense):
 Interest income                        5.1       8.6      10.9      14.8
 Interest expense on debt             (28.0)    (28.6)    (55.6)    (56.9)
 Other - net                           18.8      21.0      46.4      70.5
                                   --------  --------  --------  --------
       Total other income              (4.1)      1.0       1.7      28.4
                                   --------  --------  --------  --------
       Income before income taxes     306.4     291.1     573.2     567.6

Provision for income taxes            106.9     109.9     205.6     215.7
                                   --------  --------  --------  --------
       NET INCOME                  $  199.5  $  181.2  $  367.6  $  351.9
                                   ========  ========  ========  ========
Per share amounts (Note 5):
 Net income                        $   1.57  $   1.38  $   2.88  $   2.67
 Dividends                             0.56      0.52      1.12      1.04

See accompanying notes to consolidated financial statements.

- ------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                               (Unaudited)
                                                June 30,     December 31,
                                                  1996           1995
                                              ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    52.7     $    67.7
 Short-term investments                             184.8         261.3
 Accounts receivable - net                          736.0         703.5
 Materials and supplies                              62.5          61.7
 Deferred income taxes                              150.4         144.7
 Other current assets                                94.2         103.9
                                                ---------     ---------
     Total current assets                         1,280.6       1,342.8

Investments                                         261.7         231.7
Properties less accumulated depreciation          9,441.1       9,258.8
Other assets                                         70.0          71.5
                                                ---------     ---------
     TOTAL ASSETS                               $11,053.4     $10,904.8
                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    45.2     $    45.2
 Accounts payable                                   747.8         732.8
 Income and other taxes                             204.1         190.8
 Other current liabilities                          151.3         151.3
 Current maturities of long-term debt (Note 3)       82.2          85.7
                                                ---------     ---------
     Total current liabilities                    1,230.6       1,205.8

Long-term debt (Note 3)                           1,637.8       1,553.3
Other liabilities                                   985.6         965.5
Minority interests                                   49.8          52.2

Deferred income taxes                             2,313.6       2,299.0
                                                ---------     ---------
     TOTAL LIABILITIES                            6,217.4       6,075.8
                                                ---------     ---------
Stockholders' equity:
 Common stock $1.00 per share par value             133.7         136.3
 Other capital                                      452.0         430.9
 Retained income                                  4,270.9       4,282.4

 Less treasury stock at cost, 7,252,634 shares      (20.6)        (20.6)
                                                ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,836.0       4,829.0
                                                ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,053.4     $10,904.8
                                                =========     =========

See accompanying notes to consolidated financial statements.

- ------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                       1996       1995
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 367.6     $ 351.9
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                            (9.0)       (7.0)
     Depreciation                                      212.8       203.6
     Deferred income taxes                               9.1        35.2
     Nonoperating gains and losses on properties
       and investments                                 (24.3)      (49.0)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                           (32.5)       (3.9)
         Materials and supplies                         (0.8)       (7.8)
         Other current assets                           27.6        17.5
         Current liabilities other than debt            51.8        70.4
         Other - net                                     8.1        12.8
                                                     -------     -------
           Net cash provided by operating activities   610.4       623.7

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                          (337.4)     (332.7)
 Property sales and other transactions                  55.9        53.6
 Investments and loans                                 (41.6)      (39.6)
 Investment sales and other transactions                14.4        24.2
 Short-term investments - net                           74.1        33.4
                                                     -------     -------
           Net cash used for investing activities     (234.6)     (261.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                            (143.1)     (137.7)
 Common stock issued - net                              16.0         4.7
 Purchase and retirement of common stock (Note 4)     (246.0)     (153.7)
 Proceeds from long-term borrowings (Note 3)             9.6         7.6
 Debt repayments                                       (27.3)      (36.5)
                                                     -------     -------
           Net cash used for financing activities     (390.8)     (315.6)
                                                     -------     -------
           Net increase (decrease) in cash
             and cash equivalents                      (15.0)       47.0

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   67.7        57.0
                                                     -------     -------
 At end of period                                    $  52.7     $ 104.0
                                                     =======     =======
- ------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $   67.4    $  56.6
   Income taxes                                      $  161.1    $ 127.5

* Cash equivalents are highly liquid investments purchased three months or less from maturity.
See accompanying notes to consolidated financial statements.

- ------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six months ended June 30, 1996, and 1995.

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

3. Capital Lease Obligations

   During the first half of 1996 and 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and
   6.75 percent for those entered into in 1996, and between
   8.23 percent and 8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS' use of interest rate swaps has been limited to those discussed above.

- ------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


4. Stock Purchase Programs

   In January 1996, the Board of Directors authorized the purchase and retirement of up to 30 million shares of common stock. NS completed its purchases (45 million shares) under a 1989 authorization on March 8, 1996. Combined with the initial program for 20 million shares which began in 1987 and was completed in 1989, total shares purchased and retired under the closed programs totaled 65 million shares. The new program is expected to be completed by the end of the year 2000. Since the first purchases in December 1987 through June 30, 1996, NS has purchased and retired 66,921,200 shares of its common stock at a cost of $3.1 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:
                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1996       1995       1996       1995
                             ----       ----       ----       ----
                                         (In thousands)
   Average number of
     shares outstanding    126,915    131,525     127,565    132,009

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

7. Lease Commitments

   On July 29, 1996, implementation of the Lease Extension Agreement between Norfolk Southern Railway Company (NS Rail) and North Carolina Railroad Company (NCRR) was enjoined by a federal court, which ruled that a quorum of private stockholders was not present at the NCRR stockholders' meeting at which the Agreement was approved. While the parties seek to resolve this matter, NS Rail continues to discharge its common carrier obligations by operating over the lines of NCRR. As reported in the past, final resolution is not expected to have a material effect on NS' consolidated financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" for the second quarter of 1996 was a record
$199.5 million, up $18.3 million, or 10 percent, compared with $181.2 million in last year's second quarter. "Net income" for the six months ended June 30, 1996, was also a record $367.6 million, a $15.7 million, or 4 percent, increase. Increased "Income from operations," up 7 percent for the second quarter and 6 percent for the first six months, and a lower effective income tax rate (see "Income Taxes") were responsible for the improvements.

Railway Operating Revenues
- --------------------------
Second-quarter "Railway operating revenues" were a record $1.04 billion, a $21.6 million, or 2 percent, increase over the same period last year.
"Railway operating revenues" for the first six months were $2.05 billion, up $39.1 million, or 2 percent, compared with the same period last year.
The increases in operating revenues were due to:
                                 Second Quarter      First Six Months
                                  1996 vs. 1995        1996 vs. 1995
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $  16.6               $  --
     Revenue per unit                   5.0                  39.1
                                    -------               -------
                                    $  21.6               $  39.1
                                    =======               =======

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The principal revenue commodity groups were as follows (see Note 6 on page 7 for a discussion of revenue reclassifications):
                                             Revenues
                           -------------------------------------------
                              Second Quarter           Six Months
                             1996        1995       1996        1995
                           --------    --------   --------    --------
                                         ($ in millions)
Coal                       $  328.5    $  318.0   $  652.3    $  624.9

Paper/forest                  128.7       138.3      258.4       271.8
Chemicals                     138.9       134.0      279.3       274.6
Automotive                    133.7       118.8      252.0       238.5
Agriculture                    97.1        97.5      198.7       194.7
Metals/construction            94.7        90.1      178.8       176.7
                           --------    --------   --------    --------
   General merchandise        593.1       578.7    1,167.2     1,156.3

Intermodal                    116.4       119.7      235.2       234.4
                           --------    --------   --------    --------
   Total                   $1,038.0    $1,016.4   $2,054.7    $2,015.6
                           ========    ========   ========    ========

The principal revenue commodity carloads were as follows:
                                             Carloads
                           -------------------------------------------
                              Second Quarter           Six Months
                             1996        1995       1996        1995
                           --------    --------   --------    --------
                                         (in thousands)
Coal                          334.5       313.6      654.1       632.0

Paper/forest                  108.4       117.9      218.2       233.9
Chemicals                      91.4        92.0      186.9       187.3
Automotive                     95.8        87.7      179.6       174.4
Agriculture                    90.8        96.6      183.9       195.1
Metals/construction            97.7        97.7      181.5       187.7
                           --------    --------   --------    --------
   General merchandise        484.1       491.9      950.1       978.4

Intermodal                    323.2       317.3      642.4       624.2
                           --------    --------   --------    --------
   Total                    1,141.8     1,122.8    2,246.6     2,234.6
                           ========    ========   ========    ========

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Coal
- ----
Second-quarter coal revenues were $10.5 million, or 3 percent, above second quarter 1995, and were $27.4 million, or 4 percent, higher for the first six months. Increased traffic volume was principally responsible for the improvements, as carloads were 7 percent and 3 percent ahead of last year's second quarter and first six months, respectively. Lower average revenue per car, largely the result of an increased proportion of utility traffic, offset some of the revenue increase generated by improved second-quarter traffic volume. Domestic utility coal led the volume gains, as customers rebuilt depleted stockpiles. Second-quarter export and industrial coal traffic volumes were also strong, continuing the first quarter's favorable trend.

Additional gains in domestic utility coal traffic are expected in the second half of 1996, as customers continue to rebuild stockpiles and demand increases during the customary peak electricity-generating months of July and August. NS' export coal volume is projected to fluctuate in the coming months, but is expected to trend upward overall for the remainder of the year.

General Merchandise
- -------------------
Second-quarter general merchandise revenues increased $14.4 million, or 2 percent, over last year and were $10.9 million, or 1 percent, above the first six months of 1995. Higher revenue yields in all five major merchandise commodity groups produced the improvements.

Automotive, which was the only commodity group also to report increased traffic volume, led the growth, climbing $14.9 million, or 13 percent, for the quarter and $13.5 million, or 6 percent, for the first six months. NS' automotive revenues benefited from a combination of increased production at selected plants that produce popular cars and trucks, production at the GM assembly plant in Wentzville, Mo., which was down two years for retooling, and new BMW production at Greer, S.C. Automotive revenues for 1996 are expected to surpass 1995's levels, barring disruptions which could result from the expiration in September of the current labor contract between the Big Three automakers and the United Auto Workers' Union.

Revenues in the chemicals group were up $4.9 million, or 4 percent, for the quarter and $4.7 million, or 2 percent, for the first six months. Higher average revenues more than offset small declines in traffic volume for both the second quarter and first six months. Chemical revenues are expected to remain ahead of last year, benefiting from increasing demand. Revenues from metals/construction traffic were up $4.6 million, or 5 percent, for the quarter and $2.1 million, or 1 percent, for the first six months. Traffic volume, which was down
7 percent in the first quarter, began improving in the second quarter and is expected to continue to pick up in the third quarter as a result of higher overall construction activity and increased metals production,

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


including the new SDI steel mini-mill located on NS' line in Butler, Ind. Revenues in the agriculture group were flat in the second quarter and were $4.0 million, or 2 percent, higher for the first six months. Higher average revenues due to longer hauls and a profitability improvement program more than offset volume declines in grain, soybeans and feed traffic for the first six months. Paper/forest revenues decreased
$9.6 million, or 7 percent, for the quarter and were $13.4 million, or 5 percent, lower for the first six months. Declines in NS' paper/forest traffic reflected the overall softness in the U.S. paper industry during the first half of the year. Some recovery in this market is projected for the second half of 1996, although revenues in this group are expected to continue to lag last year's performance.

Intermodal
- ----------
Second-quarter intermodal revenues declined $3.3 million, or 3 percent, compared with last year, but were $0.8 million higher for the first six months. Traffic volume was up 2 percent and 3 percent for the quarter and six months, respectively; however, these volume gains were more than offset by lower average revenue per unit. The decline in average revenues was largely due to a change in traffic mix from trailers to containers which have lower average revenues but generally produce higher margins. NS' intermodal traffic is expected to continue the first half's positive growth trend into the third quarter.

Railway Operating Expenses
- --------------------------
"Railway operating expenses" increased $5.3 million, or 1 percent, in the second quarter of 1996, and $10.9 million, or 1 percent, for the first six months, compared with the same periods last year.

The largest increase was in "Diesel fuel," which was up $9.7 million, or 21 percent, for the quarter and $16.4 million, or 17 percent, for the first six months. The increases were primarily due to higher price per gallon, up 16 percent and 14 percent for the quarter and six months, respectively. The price of diesel fuel, which peaked in April of this year at the highest level since the Persian Gulf crisis in 1991, began to decline during the second quarter.

"Depreciation" increased $4.9 million, or 5 percent, for the quarter and $10.8 million, or 6 percent, for the first six months due to a combination of investment in additional depreciable assets and higher overall depreciation rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


"Casualties and other claims" were up $2.1 million, or 7 percent, in the second quarter and $4.6 million, or 8 percent, for the first six months. These increases were largely due to the effect of a $3.0 million favorable adjustment made to the personal injury reserve in June of 1995. Absent this adjustment, 1996's casualties and other claims expenses were comparable with last year, as increases in environmental-related accruals offset reductions in personal injury costs.

The largest decrease was in expenses for "Materials, services and rents" which were $4.3 million, or 3 percent, and $15.5 million, or 5 percent, below last year's second quarter and first six months, respectively. The reductions were primarily attributable to: (1) lower locomotive maintenance costs, largely resulting from the replacement of older locomotives with new units and (2) lower freight car maintenance costs, reflecting favorable results from ongoing programs both to reduce the number of cars in the fleet and to reengineer freight car maintenance practices. "Other" expense declined $1.8 million, or 4 percent, for the quarter and $2.1 million, or 3 percent, for the first six months. The favorable comparisons were due to relocation costs related to last year's shop closings which are reflected in 1995's expenses.

Motor Carrier Operating Revenues
- --------------------------------
"Motor carrier operating revenues" of $179.3 million for the second quarter and $324.1 million for the first six months were $5.5 million and $10.8 million, or 3 percent, ahead of the same periods last year. The High Value Products (HVP) Division was responsible for these improvements, as increased revenues were recorded in the Division's logistics, European operations and trucking operations.

Motor Carrier Operating Expenses
- --------------------------------
"Motor carrier operating expenses" were $1.4 million, or 1 percent, higher for the second quarter and were $6.7 million, or 2 percent, higher for the six months. Both variances were principally a result of increased volume, with lower claims costs in both HVP and RS partially mitigating the volume-related increases.

Other Income (Expense)
- ----------------------
"Interest income" was $3.5 million, or 41 percent, lower for the quarter and $3.9 million, or 26 percent, lower for the six months. The declines were principally due to a combination of: (1) last year's $1.7 million of interest related to a settlement in June 1995 between the major railroads and the Internal Revenue Service regarding a Supplemental Annuity Tax (man-hour) issue, and (2) lower interest rates in 1996 on invested balances.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


"Other-net" declined $2.2 million, or 10 percent, for the quarter and $24.1 million, or 34 percent, for the first six months. The unfavorable comparison for the quarter was largely attributable to lower income from corporate-owned life insurance, while the unfavorable first six months' variance was due to a $30.5 million ($18.8 million after-tax) gain recorded in first-quarter 1995 resulting from the partial redemption of a real estate partnership interest.

Income Taxes
- ------------
The effective income tax rate for the second quarter was 34.9 percent, compared with second-quarter 1995's effective rate of 37.8 percent. For the first six months, the effective rate was 35.9 percent versus
38.0 percent for the first six months of 1995. The lower effective rate in 1996 results from investments in coal-seam gas properties, favorable adjustments for settlement of federal income tax years 1990 through 1992 and reductions in state income tax accruals.


FINANCIAL CONDITION AND LIQUIDITY
                                        June 30, 1996  December 31, 1995
                                        -------------  -----------------
                                              (Dollars in millions)
   Cash and short-term investments         $237.5           $329.0
   Working capital                         $ 50.0           $137.0
   Current assets to current liabilities      1.0              1.1
   Debt to total capitalization              26.7%            25.9%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The decline in cash provided by operations, compared with the first six months of 1995, was attributable to tax and interest payments made as a result of the federal income tax settlement in 1996 (see "Income Taxes"). The greater use of cash in accounts receivable was primarily attributable to higher rail freight receivables commensurate with increased railway operating revenues.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $33 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 3). "Investments and loans" consists primarily of premium payments related to corporate-owned life insurance
(COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


CASH USED FOR FINANCING ACTIVITIES primarily reflects uses of cash with the largest amount having been spent on the stock purchase program (see Note 4). "Common stock issued" in the first half of 1996 reflects substantially higher-than-usual stock option exercises. "Proceeds from long-term borrowings" represents amounts received in connection with capital lease transactions (see Note 3).



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

ENVIRONMENTAL MATTERS

During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS' rail subsidiary, was responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Some of the bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the State of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and all other entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS or AGS cannot be estimated reliably at this time, the materiality of such amount to NS' financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.

                       PART II.  OTHER INFORMATION
                       ---------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders
- ------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 9, 1996, at which meeting three directors were elected to the class whose term will expire in 1999, and one director was elected to the class whose term will expire in 1997; and the appointment of independent public accountants was ratified.

        The four nominees for directors, who were uncontested, were elected by the following vote:

                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Gerald L. Baliles        105,698,370 votes        1,637,256 votes

     Gene R. Carter           101,341,682 votes        5,993,944 votes

     E. B. Leisenring, Jr.    106,101,823 votes        1,233,803 votes


                               ONE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Arnold B. McKinnon       105,716,116 votes        1,619,510 votes



        The appointment of KPMG Peat Marwick, LLP, independent public accountants, was ratified by the following vote:

     FOR:  106,484,425 shares              AGAINST:  382,499 shares

                         ABSTAINED:  468,702 shares

                       PART II.  OTHER INFORMATION
                       ---------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K.
- ------  --------------------------------

        (a)  Exhibits:

             Bylaws as amended effective May 9, 1996

             Material Contracts:
               The Directors' Deferred Fee Plan
               Form of Certain Change-in-Control Agreements
               Supplemental Benefit Plan
               Directors' Charitable Award Program
               Directors' Pension Plan
               Outside Directors' Deferred Stock Unit Program

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated May 9, 1996, was filed electronically on May 17, 1996, reporting that the Board of Directors amended the Corporation's Bylaws to require advance written notice to the Corporate Secretary by stockholders wishing, at any stockholders' meeting, (a) to offer for stockholder vote a proposal otherwise appropriate for stockholder action or (b) to nominate one or more persons for election to the Board of Directors.

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




Date:    August 9, 1996        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    August 9, 1996        /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


                            INDEX TO EXHIBITS
                            -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
- -----------  -----------------------------------------     -----------
    3(ii)    Bylaws of Norfolk Southern Corporation
             as amended effective May 9, 1996                 19-26

   10        Material Contracts -

      (f)    The Directors' Deferred Fee Plan of
             Norfolk Southern Corporation, effective
             June 1, 1982, as amended effective
             May 9, 1996                                      27-32

      (h)    Form of Change-in-Control Agreement,
             dated as of June 1, 1996, between the
             Corporation and certain executive officers,
             including those named in the Summary
             Compensation Table in the Proxy Statement
             for the Corporation's 1996 Annual Meeting
             of Stockholders, which was filed
             electronically on March 27, 1996                 33-66

      (i)    The Norfolk Southern Corporation
             Supplemental (formerly, Excess) Benefit
             Plan, as amended effective May 9, 1996           67-71

      (j)    The Norfolk Southern Corporation Directors'
             Charitable Award Program, effective
             February 1, 1996                                 72-74

      (k)    The Norfolk Southern Corporation Directors'
             Pension Plan, as amended effective
             June 1, 1996                                     75-76

      (l)    The Norfolk Southern Corporation Outside
             Directors' Deferred Stock Unit Program,
             effective May 9, 1996                            77-79

   11        Statement re Computation of Per Share
             Earnings                                         80-81

   27        Financial Data Schedule (This exhibit
             is required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for purposes
             of Section 11 of the Securities Act of
             1933 or Section 18 of the Securities
             Exchange Act of 1934).                              82