Form 10-Q
period 1996-09-30
NORFOLK SOUTHERN CORP
filed 1996-11-13
CIK 702165

PAGE ONE

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                     --------    --------
                      Commission file number 1-8339


                      NORFOLK SOUTHERN CORPORATION
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               Virginia                              52-1188014
----------------------------------------  -------------------------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)


        Three Commercial Place
          Norfolk, Virginia                         23510-2191
----------------------------------------  -------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code     (804) 629-2680
                                                   ----------------------

                                No Change
------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of October 31, 1996
                -----                 ----------------------------------
     Common Stock (par value $1.00)     125,088,459 shares (excluding
                                        7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX


                                                                    Page
                                                                    ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Nine Months Ended
                   September 30, 1996 and 1995                        3

                   Consolidated Balance Sheets
                   September 30, 1996, and December 31, 1995          4

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1996 and 1995      5

                   Notes to Consolidated Financial Statements       6-9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  10-18

Part II. Other Information:

         Item 1.   Legal Proceedings                              19-20

         Item 6.   Exhibits and Reports on Form 8-K                  20

Signatures                                                           21

Index to Exhibits                                                    22

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
            (In millions of dollars except per share amounts)
                               (Unaudited)
                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     1996      1995      1996      1995
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway (Note 6):
  Coal                             $  327.5  $  325.7  $  979.8  $  950.6
  Merchandise                         570.3     553.7   1,737.5   1,710.0
  Intermodal                          122.3     116.6     357.5     351.0
                                   --------  --------  --------  --------
       Total railway                1,020.1     996.0   3,074.8   3,011.6
 Motor carrier                        191.2     187.9     515.3     501.2
                                   --------  --------  --------  --------
       Total operating revenues     1,211.3   1,183.9   3,590.1   3,512.8
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits           341.3     359.7   1,069.9   1,091.6
  Materials, services and rents       154.7     146.7     465.0     472.5
  Depreciation                        102.2      98.3     304.1     289.4
  Diesel fuel                          53.7      45.2     165.8     140.9
  Casualties and other claims          28.2      30.7      93.8      91.7
  Other                                39.6      37.7     113.9     114.1
                                   --------  --------  --------  --------
       Total railway                  719.7     718.3   2,212.5   2,200.2
 Motor carrier                        175.9     173.5     490.4     481.3
                                   --------  --------  --------  --------
       Total operating expenses       895.6     891.8   2,702.9   2,681.5
                                   --------  --------  --------  --------
       Income from operations         315.7     292.1     887.2     831.3

Other income (expense):
 Interest income                        4.4       6.9      15.3      21.7
 Interest expense on debt             (28.3)    (28.8)    (83.9)    (85.7)
 Other - net                           21.6      16.9      68.0      87.4
                                   --------  --------  --------  --------
       Total other income              (2.3)     (5.0)     (0.6)     23.4
                                   --------  --------  --------  --------
       Income before income taxes     313.4     287.1     886.6     854.7

Provision for income taxes            111.1     103.2     316.7     318.9
                                   --------  --------  --------  --------
       NET INCOME                  $  202.3  $  183.9  $  569.9  $  535.8
                                   ========  ========  ========  ========
Per share amounts (Note 5):
 Net income                        $   1.61  $   1.40  $   4.49  $   4.07
 Dividends                             0.56      0.52      1.68      1.56

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                               (Unaudited)
                                              September 30,   December 31,
                                                  1996            1995
                                              ------------    -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $   187.6     $    67.7
 Short-term investments                             173.9         261.3
 Accounts receivable - net                          775.5         703.5
 Materials and supplies                              58.1          61.7
 Deferred income taxes                              151.8         144.7
 Other current assets                               109.7         103.9
                                                ---------     ---------
     Total current assets                         1,456.6       1,342.8

Investments                                         273.0         231.7
Properties less accumulated depreciation          9,460.2       9,258.8
Other assets                                         71.7          71.5
                                                ---------     ---------
     TOTAL ASSETS                               $11,261.5     $10,904.8
                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    45.1     $    45.2
 Accounts payable                                   746.7         732.8
 Income and other taxes                             204.1         190.8
 Other current liabilities                          133.7         151.3
 Current maturities of long-term debt (Note 3)       78.8          85.7
                                                ---------     ---------
     Total current liabilities                    1,208.4       1,205.8

Long-term debt (Note 3)                           1,811.2       1,553.3
Other liabilities                                   986.8         965.5
Minority interests                                   49.5          52.2

Deferred income taxes                             2,351.0       2,299.0
                                                ---------     ---------
     TOTAL LIABILITIES                            6,406.9       6,075.8
                                                ---------     ---------
Stockholders' equity:
 Common stock $1.00 per share par value             132.4         136.3
 Other capital                                      459.1         430.9
 Retained income                                  4,283.7       4,282.4

 Less treasury stock at cost, 7,252,634 shares      (20.6)        (20.6)
                                                ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                   4,854.6       4,829.0
                                                ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,261.5     $10,904.8
                                                =========     =========

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                       1996       1995
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 569.9     $ 535.8
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                           (12.6)       (9.6)
     Depreciation                                      320.5       308.1
     Deferred income taxes                              44.3        44.7
     Nonoperating gains and losses on properties
       and investments                                 (38.9)      (56.8)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                           (72.0)      (42.2)
         Materials and supplies                          3.6        (1.2)
         Other current assets                           24.6        27.5
         Current liabilities other than debt            34.8        91.5
         Other - net                                     9.5        16.4
                                                     -------     -------
           Net cash provided by operating activities   883.7       914.2

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 3)                          (500.2)     (497.6)
 Property sales and other transactions                  88.8        80.8
 Investments and loans                                 (57.0)      (54.5)
 Investment sales and other transactions                25.5        24.6
 Short-term investments - net                           85.4        38.6
                                                     -------     -------
           Net cash used for investing activities     (357.5)     (408.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                            (213.7)     (205.9)
 Common stock issued - net                              25.8        10.6
 Purchase and retirement of common stock (Note 4)     (370.5)     (238.6)
 Proceeds from long-term borrowings (Note 3)           209.6         7.6
 Debt repayments                                       (57.5)      (63.6)
                                                     -------     -------
           Net cash used for financing activities     (406.3)     (489.9)
                                                     -------     -------
           Net increase in cash and cash equivalents   119.9        16.2

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   67.7        57.0
                                                     -------     -------
 At end of period                                    $ 187.6     $  73.2
                                                     =======     =======
------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $ 108.8     $ 100.7
   Income taxes                                      $ 232.7     $ 219.3

* Cash equivalents are highly liquid investments purchased three months or less from maturity.
See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996, and 1995.

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

3. Long-Term Debt

   MEDIUM-TERM NOTES
   -----------------
   During September 1996, NS issued and sold $200 million principal amount of Medium-Term Notes due September 15, 2006, under its $750 million shelf registration statement filed in 1991. Of these notes, $100 million has an interest rate of 7.4 percent and the other $100 million, an interest rate of 7.22 percent. The notes are not redeemable prior to maturity and are not entitled to any sinking fund. Including the notes issued in September, $700 million principal amount of debt has been issued and sold under the 1991 shelf registration.

   CAPITAL LEASE OBLIGATIONS
   -------------------------
   During the first nine months of 1996 and 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and 6.75 percent for those entered into in 1996, and between 8.23 percent and 8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


3. Long-Term Debt (continued)

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

4. Stock Purchase Programs

   In January 1996, the Board of Directors authorized the purchase and retirement of up to 30 million shares of common stock. NS completed its purchases (45 million shares) under a 1989 authorization on March 8, 1996, and completed in 1989 an initial program for 20 million shares which began in 1987. Since the first purchases in December 1987 through September 30, 1996, NS has purchased and retired 68,416,000 shares of its common stock at a cost of $3.2 billion (see also Note 8).

5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:
                           Three Months Ended     Nine Months Ended
                             September 30,          September 30,
                            1996       1995        1996       1995
                            ----       ----        ----       ----
                                        (In thousands)
   Average number of
     shares outstanding   125,605    130,578     126,912    131,532

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

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


7. Lease Commitments

   On July 29, 1996, implementation of the Lease Extension Agreement between Norfolk Southern Railway Company (NS Rail) and North Carolina Railroad Company (NCRR) was enjoined by a federal court, which ruled that a quorum of private stockholders was not present at the NCRR stockholders' meeting at which the Agreement was approved. In light of the Federal Court's injunction of NCRR from entering into the lease extension agreement which had been negotiated between NCRR and NS Rail, NCRR has elected to file, against NS Rail and affiliated companies, a lawsuit in state court to resolve contractual and environmental issues and an action in the Surface Transportation Board (STB) to determine appropriate compensation for NS Rail's continued use of the line. Pending resolution of the STB proceedings, NS Rail will continue to discharge its common carrier obligations by operating over the lines of NCRR. Final resolution of these matters is not expected to have a material effect on NS' consolidated financial position or results of operations.

8. Subsequent Events

   PROPOSED ACQUISITION OF CONRAIL INC.
   ------------------------------------
   On October 23, 1996, NS announced its intention to commence an all-cash tender offer for Conrail Inc., a Pennsylvania corporation (Conrail). On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase all outstanding shares of (i) common stock, par value $1.00 per share, and (ii) Series A ESOP Convertible
   Junior Preferred Stock, without par value (collectively, the Shares), of Conrail including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per share, net to the seller in cash, without interest, or approximately $9.1 billion in the aggregate. NS intends ultimately to effect a merger in which all remaining Conrail shareholders also will receive the same cash price paid in the tender offer. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 cash per share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. Based on the October 15, 1996, closing price of CSX common stock in NYSE composite trading (the Closing Price), the aggregate value of the CSX transaction was approximately
   $8.1 billion. On November 5, 1996, Conrail's Board of Directors unanimously reaffirmed its conclusion that the merger with CSX is in Conrail's best interest and rejected NS' offer. On
   November 6, 1996, CSX and Conrail announced that they had amended the terms of their merger agreement. Under the revised terms, CSX raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain
   Conrail stockholders would receive shares of CSX common

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


8. Subsequent Events (continued)

   PROPOSED ACQUISITION OF CONRAIL INC. (continued)
   ------------------------------------
   stock - an offer valued at approximately $8.4 billion in the aggregate based on the November 6, 1996, Closing Price of CSX common stock. On November 8, 1996, NS announced that it had increased to $110 per share, or approximately $10.0 billion in the aggregate, its all-cash offer. On November 13, Conrail reaffirmed its commitment to the merger with CSX and recommended that its stockholders not tender into the increased NS offer.

   NS' tender offer is conditioned upon, among other things, the receipt by NS of an informal written opinion from the staff of the STB that the use of the voting trust is consistent with the policies of the STB, NS having obtained sufficient financing for the tender offer and subsequent merger, the valid tender of a majority of Conrail's shares on a fully diluted basis, Subchapter 25F of Pennsylvania's Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. The full terms and conditions of the tender offer and certain other disclosures, to all of which the foregoing summary is subject, are set forth in documents filed on October 24 and November 8 with the Securities and Exchange Commission. See also Part II, Item 1, "Legal Proceedings" on page 19.

   STOCK PURCHASE PROGRAM
   ----------------------
   On October 23, 1996, NS announced that the share purchase program authorized by the Board of Directors in January 1996 had been suspended.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the third quarter of 1996 was a record $202.3 million, up $18.4 million, or 10 percent, compared with $183.9 million in last year's third quarter. "Net income" for the nine months ended
September 30, 1996, was a record $569.9 million, a $34.1 million, or 6 percent, increase. Increased "Income from operations," up 8 percent for the third quarter and 7 percent for the first nine months, was principally responsible for both improvements. A lower effective income tax rate (see "Income Taxes") also contributed to the year-to-date improvement.

Railway Operating Revenues
--------------------------
Third-quarter "Railway operating revenues" were a record $1.02 billion, a $24.1 million, or 2 percent, increase over the same period last year.
"Railway operating revenues" for the first nine months were
$3.07 billion, also a record, up $63.2 million, or 2 percent, compared with the same period last year.  The increases in operating revenues were due to:
                                  Third Quarter      First Nine Months
                                  1996 vs. 1995        1996 vs. 1995
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $ 40.6                $ 40.5
     Revenue per unit                (16.5)                 22.7
                                    ------                ------
                                    $ 24.1                $ 63.2
                                    ======                ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows (see
Note 6 on page 7 for a discussion of revenue reclassifications):
                                             Revenues
                           -------------------------------------------
                              Third Quarter           Nine Months
                             1996       1995        1996       1995
                           ---------  ---------   ---------  ---------
                                          ($ in millions)
Coal                       $  327.5   $  325.7    $  979.8   $  950.6

Chemicals                     140.0      127.9       419.3      402.5
Paper/forest                  130.1      137.3       388.5      409.1
Automotive                    112.2       99.1       364.2      337.6
Agriculture                    94.4       98.7       293.1      293.4
Metals/construction            93.6       90.7       272.4      267.4
                           --------   --------    --------   --------
   General merchandise        570.3      553.7     1,737.5    1,710.0

Intermodal                    122.3      116.6       357.5      351.0
                           --------   --------    --------   --------
   Total                   $1,020.1   $  996.0    $3,074.8   $3,011.6
                           ========   ========    ========   ========

                                             Carloads
                           -------------------------------------------
                              Third Quarter           Nine Months
                             1996       1995        1996       1995
                           ---------  ---------   ---------  ---------
                                          (in thousands)
Coal                          333.4      319.9       987.5      951.9

Chemicals                      95.6       87.5       282.5      274.8
Paper/forest                  111.6      116.0       329.8      349.9
Automotive                     83.5       70.9       263.1      245.3
Agriculture                    91.6       96.9       275.5      292.0
Metals/construction            96.3       95.5       277.8      283.2
                           --------   --------    --------   --------
   General merchandise        478.6      466.8     1,428.7    1,445.2

Intermodal                    334.1      313.9       976.5      938.1
                           --------   --------    --------   --------
   Total                    1,146.1    1,100.6     3,392.7    3,335.2
                           ========   ========    ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Coal
----
Third-quarter coal revenues were $1.8 million, or 1 percent, above third-quarter 1995, and were $29.2 million, or 3 percent, higher for the first nine months. Increased traffic volume was responsible for these improvements, as carloads were 4 percent ahead of both last year's third quarter and first nine months. Lower average revenue per car, largely the result of an increased proportion of utility traffic, offset most of the revenue increase generated by the improved third-quarter traffic volume. Domestic utility coal led the volume gains, a result of downtime at certain nuclear power plants and increased generation at several NS-served utilities. Third-quarter export coal traffic volumes declined compared with a strong third quarter last year, partly due to vessel timing.

Domestic utility coal traffic is projected to remain strong in the fourth quarter due to expected continued downtime at nuclear power plants and increased winter demand. Fourth-quarter export coal volume is expected to benefit as the vessel timing, which unfavorably affected the third quarter, reverses in the fourth quarter.

General Merchandise
-------------------
Third-quarter general merchandise revenues increased $16.6 million, or 3 percent, over last year, and were $27.5 million, or 2 percent, above the first nine months of 1995. Increased automotive and chemicals traffic volume was principally responsible for both improvements.

Automotive led the growth, climbing $13.1 million, or 13 percent, for the quarter, and $26.6 million, or 8 percent, for the first nine months. NS' automotive revenues continued to benefit from a combination of increased production at selected plants that produce popular cars and trucks; production at the GM assembly plant in Wentzville, Mo., which was down two years for retooling; and BMW production at the new Greer, S.C., plant. Fourth-quarter automotive revenues are expected to continue to benefit from these factors.

Revenues in the chemicals group were up $12.1 million, or 9 percent, for the quarter and $16.8 million, or 4 percent, for the first nine months, largely a result of increased traffic volume in fertilizers and plastics. Chemical revenues are expected to remain ahead of last year, benefiting from increased demand.

Revenues from metals/construction traffic were up $2.9 million, or 3 percent, for the quarter, and $5.0 million, or 2 percent, for the first nine months. Higher average revenue per car was principally responsible for the improvements in both periods.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Paper/forest revenues decreased $7.2 million, or 5 percent, for the quarter, and were $20.6 million, or 5 percent, lower for the first nine months. Declines in NS' paper/forest traffic continue to reflect the overall softness in the U.S. paper industry.

Revenues in the agriculture group were down $4.3 million, or 4 percent, in the third quarter, and were roughly flat for the first nine months. The third-quarter decline was the result of lower traffic volume due to very low supplies of grain following last year's poor harvest. Fourth-quarter agriculture revenues are projected to be ahead of last year, a result of an improvement in this year's harvest.

Intermodal
----------
Third-quarter intermodal revenues increased $5.7 million, or 5 percent, compared with last year, and were $6.5 million, or 2 percent, higher for the first nine months. Traffic volume was up 6 percent and 4 percent for the quarter and nine months, respectively, due to the continued conversion of domestic freight from trailers to efficient double-stack containers. NS' intermodal traffic is expected to continue this positive growth trend in the fourth quarter.

Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $1.4 million in the third quarter of 1996, and $12.3 million, or 1 percent, for the first nine months, compared with the same periods last year.

The largest increase was in "Diesel fuel," which was up $8.5 million, or 19 percent, for the quarter, and $24.9 million, or 18 percent, for the first nine months. The increases were primarily due to increased price per gallon, up 15 percent and 14 percent for the quarter and nine months, respectively.

"Materials, services and rents" increased $8.0 million, or 5 percent, for the third quarter, but decreased $7.5 million, or 2 percent, for the first nine months. The third-quarter increase was primarily due to higher equipment rents related largely to growth in intermodal traffic and the absence of rental income on locomotives leased to UP in 1995. Hurricane Fran, which disrupted some operations during September, also contributed to the increase. The decrease for the first nine months was principally the result of lower locomotive and freight car maintenance costs.

"Depreciation" increased $3.9 million, or 4 percent, for the quarter, and $14.7 million, or 5 percent, for the first nine months due to additional investment in depreciable assets.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


The largest decrease was in "Compensation and benefits," which was $18.4 million, or 5 percent, and $21.7 million, or 2 percent, below last year's third quarter and first nine months, respectively. The reductions were primarily attributable to lower fringe benefit costs, principally medical benefits, and an adjustment to capitalized labor costs, chiefly associated with wages payable in connection with the recently ratified labor agreements. "Compensation and benefits" also continues to reflect the positive effects of last year's early retirement program and reduced employment.

"Casualties and other claims" decreased $2.5 million, or 8 percent, in the third quarter, but increased $2.1 million, or 2 percent, for the first nine months. The third-quarter decrease was largely the result of a nonrecurring liability insurance refund, somewhat offset by higher accruals for environmental remediation. The year-to-date increase was due to the higher environmental expenses, which more than offset the insurance refund and favorable personal injury experience.

Motor Carrier Operating Revenues
--------------------------------
"Motor carrier operating revenues" of $191.2 million for the third quarter and $515.3 million for the first nine months were $3.3 million, or 2 percent, and $14.1 million, or 3 percent, respectively, ahead of the same periods last year. The High Value Products (HVP) Division was responsible for these improvements, as increased revenues were recorded in the Division's logistics, European and trucking operations.

Motor Carrier Operating Expenses
--------------------------------
"Motor carrier operating expenses" were $2.4 million, or 1 percent, higher for the third quarter, and were $9.1 million, or 2 percent, higher for the nine months. Both variances were principally a result of increased volume, with lower claims costs in both HVP and the Relocation Services (RS) Division mitigating the volume-related increases.

Other Income (Expense)
----------------------
"Interest income" was $2.5 million, or 36 percent, lower for the quarter and $6.4 million, or 29 percent, lower for the first nine months. The declines were due to a combination of lower interest rates and lower invested balances in 1996.

"Other-net" increased $4.7 million, or 28 percent, for the quarter, but decreased $19.4 million, or 22 percent, for the first nine months. The favorable comparison for the quarter was largely attributable to higher gains from dispositions of properties and investments, including NS' investment in a captive insurance company, while the unfavorable first nine months' variance was due to a $30.5 million ($18.8 million after-tax) gain recorded in first-quarter 1995, resulting from the partial redemption of an interest in a real estate partnership.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Income Taxes
------------
The effective income tax rate for the third quarter was 35.4 percent, compared with third-quarter 1995's effective rate of 35.9 percent. Both years reflect favorable adjustments related to the filing of the prior year's tax return. For the first nine months, the effective rate was
35.7 percent versus 37.3 percent for 1995. The lower effective rate in 1996 resulted from favorable adjustments for settlement of federal income tax years 1990 through 1992 and continued benefits from Section 29 income tax credits attributable to investments in certain gas properties.

FINANCIAL CONDITION AND LIQUIDITY
                                        September 30,  December 31,
                                            1996          1995
                                        ------------   -----------
                                           (Dollars in millions)
   Cash and short-term investments        $361.5        $329.0
   Working capital                        $248.2        $137.0
   Current assets to current
     liabilities                             1.2           1.1
   Debt to total capitalization             28.5%         25.9%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The decline in cash provided by operations, compared with the first nine months of 1995, was attributable to tax and interest payments made as a result of the federal income tax settlement in 1996 (see "Income Taxes"). Accounts receivable increased $72 million, primarily as a result of higher rail freight receivables.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $33 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 3). "Investments and loans" consisted primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflected borrowing on COLI.

CASH USED FOR FINANCING ACTIVITIES primarily reflected uses of cash with the largest amount having been spent on the stock purchase program (see Notes 4 and 8). "Common stock issued" in the first nine months of 1996 reflected substantially higher proceeds from stock option exercises. The higher "Proceeds from long-term borrowings" resulted from amounts received in connection with the issuance and sale of $200 million principal amount of Medium-Term Notes due September 15, 2006 (see Note 3).

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


NEW ACCOUNTING PRONOUNCEMENTS

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

On October 10, 1996, the AICPA issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which is effective for fiscal years beginning after December 15, 1996.
SOP 96-1 provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. The impact to NS of adopting SOP 96-1 is not expected to have a material effect on the Corporation's financial position or results of operations.


ENVIRONMENTAL MATTERS

During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS' rail subsidiary, was responsible, along with several other entities believed to be financially solvent, for past and future cleanup and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Some of the bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the State of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and all other entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility. AGS has now entered into settlement negotiations with the Justice Department in an effort to avoid litigation costs. At this juncture, a settlement with the Justice Department and Louisiana is expected to be at a level immaterial to NS' financial statements.


PROPOSED ACQUISITION OF CONRAIL INC.

On October 23, 1996, NS announced its intention to commence an all-cash tender offer for Conrail Inc., a Pennsylvania corporation (Conrail). On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


all outstanding shares of (i) common stock, par value $1.00 per share, and (ii) Series A ESOP Convertible Junior Preferred Stock, without par value (collectively, the Shares), of Conrail including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per share, net to the seller in cash, without interest, or approximately $9.1 billion in the aggregate. NS intends ultimately to effect a merger in which all remaining Conrail shareholders also will receive the same cash price paid in the tender offer. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 cash per share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. Based on the October 15, 1996, closing price of CSX common stock in NYSE composite trading (the Closing Price), the aggregate value of the CSX transaction was approximately $8.1 billion. On November 5, 1996, Conrail's Board of Directors unanimously reaffirmed its conclusion that the merger with CSX is in Conrail's best interest and rejected NS' offer. On November 6, 1996, CSX and Conrail announced that they had amended the terms of their merger agreement. Under the revised terms, CSX raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain Conrail stockholders would receive shares of CSX common stock - an offer valued at approximately $8.4 billion in the aggregate based on the November 6, 1996, Closing Price of CSX common stock. On November 8, 1996, NS announced that it had increased to $110 per share, or approximately $10.0 billion in the aggregate, its all-cash offer. On November 13, Conrail reaffirmed its commitment to the merger with CSX and recommended that its stockholders not tender into the increased NS offer.

NS' tender offer is conditioned upon, among other things, the receipt by NS of an informal written opinion from the staff of the STB that the use of the voting trust is consistent with the policies of the STB, NS having obtained sufficient financing for the tender offer and subsequent merger, the valid tender of a majority of Conrail's shares on a fully diluted basis, Subchapter 25F of Pennsylvania's Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. The full terms and conditions of the tender offer and certain other disclosures, to all of which the foregoing summary is subject, are set forth in documents filed on October 24 and November 8 with the Securities and Exchange Commission. See also Part II, Item 1, "Legal Proceedings" on page 19.

NS expects future cash flows of the merged entity to be sufficient to service and retire the acquisition and related debt.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


The STB has 15 months after accepting NS' application to acquire control of Conrail to decide whether or not to approve the application or impose conditions. If the STB does not approve or if NS deems the conditions imposed by the STB too onerous, NS would have the right to and could be required to sell all Conrail shares held in the voting trust. Such a disposition could result in a significant loss in and over the period of disposition.


STOCK PURCHASE PROGRAM

On October 23, 1996, NS announced that the share purchase program authorized by the Board of Directors in January 1996 had been suspended.

                       PART II.  OTHER INFORMATION
                       ---------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES


Item 1. Legal Proceedings.
------  -----------------

Conrail.    On October 15, 1996, Conrail Inc. ("Conrail") and CSX
Corporation ("CSX") announced an agreement to merge, in connection with which CSX announced its intention to commence a multi-tier tender offer for shares of Conrail stock in return for cash and shares of CSX stock.

On October 23, 1996, NS announced it would make a competing, all-cash tender offer for all shares of Conrail stock; on the same date, NS, Atlantic Acquisition Corporation (a wholly owned Pennsylvania subsidiary of NS) and a Conrail stockholder who is an NS employee
(such parties together, the "Plaintiffs") filed a complaint against Conrail and its directors and against CSX (such parties together, the "Defendants") in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs sought, among other things, certain declaratory and injunctive relief and alleged various breaches of fiduciary duty and violations of certain federal securities laws. The District Court set a November 12 hearing date - two days prior to the date then set for a Special Meeting at which Conrail stockholders were to be asked to approve an amendment to the Articles of Incorporation that ultimately would be necessary to permit CSX to acquire sufficient shares of Conrail stock virtually to assure approval of that merger.

On October 30, 1996, Plaintiffs amended the complaint. In addition to the allegations cited in the original complaint, the amended complaint alleges, among other things, that provisions in the merger agreement between Conrail and CSX, which prohibit the Conrail Board from redeeming the rights issuable under a Conrail-adopted rights plan (Conrail's "Poison Pill") and from amending or otherwise taking further action with respect to the Conrail rights plan, are ultra vires under Pennsylvania law and constitute a breach of the Conrail directors' fiduciary duties of loyalty and care; that the tender offer materials distributed by Conrail and CSX misrepresented key terms of the Conrail rights plan necessary to an understanding of the effects of that plan; that the provisions of the merger agreement between Conrail and CSX which prohibit the Conrail directors from withdrawing their recommendation that Conrail stockholders accept and approve the proposed CSX transaction and from terminating the merger agreement between Conrail and CSX for a period of 180 days from the date of execution of that agreement are ultra vires under Pennsylvania law and constitute a breach of the Conrail directors' fiduciary duties of loyalty and care; and that CSX has knowingly participated in the illegal conduct of Conrail and its directors. In the amended complaint, Plaintiffs seek certain declaratory and injunctive relief in addition to that sought pursuant to the original complaint.

------  -----------------

On November 1, Plaintiffs requested that the District Court temporarily enjoin the Defendants from taking, or in certain instances to require them to take, certain actions, including taking the steps necessary to prevent a "Distribution Date" from occurring under the Conrail rights plan. At the hearing on November 4 to hear arguments concerning Plaintiffs' motion, Conrail advised that its directors earlier that day had adopted a resolution deferring the "Distribution Date" under that plan.

As a result of Conrail's announcement that its Special Meeting had been rescheduled from November 14, the District Court moved its hearing from November 12 to November 18. At that hearing, Plaintiffs also will seek to enjoin the CSX offer from expiring on November 20 and CSX from acquiring shares pursuant to the CSX offer.

The value of NS' offer for Conrail is approximately $10 billion in cash; analysts estimate the value of the last CSX offer (part cash and part stock) at about $8.4 billion. Although the final outcome of these competing efforts to acquire Conrail - including any relief that may be granted by the District Court and any conditions that may be imposed by the Surface Transportation Board - cannot be predicted with certainty, NS will continue to take all the steps it believes necessary and desirable to protect the interests of its stockholders, rail patrons and the general public by seeking to assure the presence of balanced and competitive rail service in the East.


Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Bylaws as amended effective July 23, 1996

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             None

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




Date:  November 13, 1996       /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  November 13, 1996       /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                            INDEX TO EXHIBITS
                            -----------------


Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

    3(ii)    Bylaws of Norfolk Southern Corporation
             as amended effective July 23, 1996               23-30

   11        Statement re Computation of Per Share
             Earnings                                         31-32

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for
             purposes of Section 11 of the Securities
             Act of 1933 or Section 18 of the
             Securities Exchange Act of 1934.)                   33