Form 10-K405
period 1996-12-31
NORFOLK SOUTHERN CORP
filed 1997-03-26
CIK 702165

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                       ---------------------------

                              FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                 to
                                    ---------------    ---------------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
 -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   Virginia                              52-1188014
 ------------------------------------------------     ------------------
  (State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization)                       Identification No.)

    Three Commercial Place, Norfolk, Virginia              23510-2191
 ------------------------------------------------     ------------------
    (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code    (757) 629-2680
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

   The aggregate market value of the voting stock held by
nonaffiliates as of February 28, 1997:  $11,407,533,062

   The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997:  125,185,548
(excluding 7,252,634 shares held by registrant's consolidated subsidiaries)

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 1, 1997) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           Item                                                Page
           ----                                                ----
Part I      1.   Business                                        4

            2.   Properties                                      4

            3.   Legal Proceedings                              21

            4.   Submission of Matters to a Vote of Security
                    Holders                                     24

                 Executive Officers of the Registrant           25


Part II     5.   Market for Registrant's Common Stock and
                    Related Stockholder Matters                 29

            6.   Selected Financial Data                        30

            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  37

            8.   Financial Statements and Supplementary Data    54

            9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      80


Part III   10.   Directors and Executive Officers of the
                    Registrant                                  80

           11.   Executive Compensation                         80

           12.   Security Ownership of Certain Beneficial
                    Owners and Management                       80

           13.   Certain Relationships and Related
                    Transactions                                80


Part IV    14.   Exhibits, Financial Statement Schedule, and
                    Reports on Form 8-K                         81

                 Index to Consolidated Financial Statement
                    Schedule                                    81


Power of Attorney                                               86

Signatures                                                      86

Exhibit Index                                                   90

                                 PART I

Item 1.   Business.
------    --------

      and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Corporation (Norfolk Southern) was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia. On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company
(NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission (ICC) (now the Surface Transportation Board {STB}).

          Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). As of December 31, 1996, all the common stock of NW
(100 percent voting control) was owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway and 16.1 percent of its voting preferred stock (resulting in 94.8 percent voting control) was owned directly by Norfolk Southern.

          On June 21, 1985, Norfolk Southern acquired control of North American Van Lines, Inc. and its subsidiaries (NAVL), a diversified motor carrier. In accordance with an Acquisition Agreement dated May 2, 1984, and with the approval of the transaction by the ICC, Norfolk Southern acquired all the issued and outstanding common stock of NAVL. During 1993, NAVL underwent a restructuring (see discussion on page 7) designed to enhance its opportunities to return to profitability.

          Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

          PROPOSED ACQUISITION OF CONRAIL INC. - On October 24, 1996, in response to the October 15, 1996, announcement that Conrail Inc. (Conrail) had entered into a merger agreement with CSX Corporation, NS commenced an all-cash tender offer for all the Common Stock and Series A ESOP Convertible Junior Preferred Stock of Conrail (collectively, Shares), including in each case the associated Common Stock Purchase Rights. See Note 15 to the Consolidated Financial Statements on page 76 for additional details.

          On February 11, 1997, NS acquired 8.2 million Shares of Conrail stock (approximately 9.9 percent of the then outstanding Conrail Common Stock), representing the approximate maximum number NS could buy without triggering Conrail's anti-takeover defenses, at a cost of $115 per Share, or $943 million in the aggregate. The purchase was financed through issuance of commercial paper backed by a portion of the revolving debt capacity under the credit facility obtained in connection with the proposed acquisition of Conrail.

These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss.

          On February 12, 1997, NS commenced a second tender offer for the remaining Shares and has notified Conrail of its intention to conduct a proxy contest in connection with Conrail's 1997 Annual Meeting of shareholders, currently scheduled for December 19, 1997, seeking, among other things, to remove certain of the current members of the Conrail Board and to elect a new slate of nominees designated by NS.

          Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.

          For additional information concerning NS' pending tender offer for Shares not owned by NS, reference is made to NS' Tender
Offer Statement on Schedule 14D-1, together with the exhibits thereto, initially filed with the Securities and Exchange Commission on February 12, 1997, as amended.

          RAILROAD OPERATIONS - As of December 31, 1996, NS' railroads operated approximately 14,300 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,094 miles are owned with the balance operated under lease or trackage rights; most of this total are main line track. In addition, its railroads operate 10,800 miles of passing, industrial, yard and side tracks.

          NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately 330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both Norfolk Southern and the North Carolina Railroad Company (NCRR) and by the stockholders of NCRR, the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting and enjoined the parties from performing under the extension agreement. NCRR has suits pending against Norfolk

Southern and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases and at the STB to seek the establishment of terms and conditions of NS' railroads' continued use, including interim and long-term compensation. Also, certain NCRR stockholders earlier had filed four separate, and still pending, derivative actions challenging the adequacy of the rental terms in the extension agreement. NS' railroads presently are operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS' consolidated financial statements.

          NS' lines carry raw materials, intermediate products and finished goods primarily in the Southeast and Midwest and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida. Gulf Coast ports served include: Mobile, Alabama, and New Orleans, Louisiana.

          The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with the Florida East Coast Railway allows NS' railroads to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Maryland, to New Orleans (via Atlanta and Birmingham).

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          NS' railroads and other railroads have entered into service interruption agreements, effective December 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS were so affected, it could receive daily indemnities from non-affected parties; if parties other than NS were affected, NS could be required to pay indemnities to those parties. If NS were required to pay the maximum amount of indemnities required of it under these agreements--an event considered unlikely at this time--such liability should not exceed approximately
$85 million.

          MOTOR CARRIER OPERATIONS - DOMESTIC OPERATIONS - NAVL's principal transportation activity is the domestic, irregular route common and contract carriage of used household goods and special commodities between points in the United States. NAVL also operates as an intrastate carrier of property in 29 states. Prior to its restructuring in 1993, NAVL's domestic motor carrier business was organized into three primary divisions: Relocation Services (RS) specializing in residential relocation of used household goods; High Value Products (HVP) specializing in office and industrial relocations and transporting exhibits; and Commercial Transport (CT) specializing in the transportation of truckload shipments of general commodities. In 1993, NAVL underwent a restructuring involving termination of the CT Division and sale of the operations of Tran-Star, Inc. (Tran-Star), NAVL's refrigerated trucking subsidiary. In 1993, NAVL discontinued CT's operations, transferred some parts of CT's business to other divisions and began selling CT's assets that were not needed in NAVL's other operations. The sale of Tran-Star's operations was completed on December 31, 1993.

          During 1996, the RS and HVP divisions conducted operations through a network of over 400 agents at approximately 680 locations in the United States. Agents are local moving and storage companies that provide NAVL with such services as solicitation, packing and warehousing in connection with the movement of household goods and specialized products. NAVL's future domestic operations are expected to be conducted principally through the RS and HVP divisions.

          Customized Logistics Services (CLS) was established in 1993 as an operating unit of the HVP Division. CLS' business is to focus NAVL's resources to respond to a variety of customer needs for integrated logistics services. The services include emergency parts order fulfillment, time-definite transportation and in-transit merge programs (delivering an entire order, merged from multiple manufacturing points, to a customer at one time).

          FOREIGN OPERATIONS - NAVL's foreign operations are conducted through the RS and HVP Divisions and through foreign subsidiaries, including North American Van Lines Canada, Ltd. The Canadian subsidiary provides motor carrier service for the transportation of used household goods and specialized commodities between most points in Canada through a network of approximately 150 agent locations. During 1996, certain administrative functions related to the Canadian operations were transferred to NAVL's Fort Wayne, Indiana, headquarters.

          NAVL's international operations consist primarily of forwarding used household goods to and from the United States and between foreign countries through a network of approximately
360 foreign agents and representatives. NAVL's international operations are structurally aligned with the services provided by its domestic operating divisions. All international household goods operations and related subsidiaries in Alaska and Canada are assigned to the RS Division. The remaining international operations, which include subsidiaries in the United States, Germany and the United Kingdom, are involved in the transportation of selected general and specialized commodities and are assigned to the HVP Division.

          TRIPLE CROWN OPERATIONS - Until April 1993, Norfolk Southern's intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered
Trademark) (RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of Norfolk Southern and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC. Because NS indirectly owns only 50 percent of TCSC, the revenues of TCSC are not consolidated with the results of NS. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via Conrail. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York.

          TRANSPORTATION OPERATING REVENUES - NS' total transportation operating revenues were $4.8 billion in 1996.  Revenue, shipments and revenue yield by principal transportation operating revenue sources for the past five years are set forth in the following table:
                                   Year Ended December 31,
Principal Sources of ------------------------------------------------
Transportation
Operating Revenues     1996      1995      1994      1993      1992
--------------------   ----      ----      ----      ----      ----
             (Revenues in millions, shipments in thousands,
                 revenue yield in dollars per shipments)
COAL
  Revenues         $ 1,304.7  $1,267.8  $1,290.2  $1,239.2  $1,324.1
   % of total
    revenues           27.4%     27.2%     28.1%     27.8%     28.7%
  Shipments          1,309.6   1,266.8   1,274.2   1,208.7   1,291.9
   % of total
    shipments          26.5%     26.2%     27.2%     26.4%     28.2%
  Revenue Yield    $     996  $  1,001  $  1,013  $  1,025  $  1,025

CHEMICALS
  Revenues         $   555.9  $  536.5  $  534.7  $  499.0  $  498.9
   % of total
    revenues           11.7%     11.5%     11.7%     11.2%     10.8%
  Shipments            378.6     368.3     370.7     341.6     327.4
   % of total
    shipments           7.7%      7.6%      7.9%      7.5%      7.1%
  Revenue Yield    $   1,468  $  1,457  $  1,442  $  1,461  $  1,524

PAPER/FOREST
  Revenues         $   513.0  $  537.3  $  521.8  $  522.2  $  517.2
   % of total
    revenues           10.8%     11.5%     11.4%     11.7%      11.2
  Shipments            438.2     459.1     464.2     466.3     465.4
   % of total
    shipments           8.9%      9.5%      9.9%     10.2%     10.1%
  Revenue Yield    $   1,171  $  1,170  $  1,124  $  1,120  $  1,111

AUTOMOTIVE
  Revenues         $   488.7  $  449.1  $  429.0  $  425.8  $  391.6
   % of total
    revenues           10.2%      9.6%      9.4%      9.5%      8.5%
  Shipments            354.3     328.4     317.2     317.8     287.7
   % of total
    shipments           7.2%      6.8%      6.8%      6.9%      6.3%
  Revenue Yield    $   1,379  $  1,368  $  1,352  $  1,340  $  1,361

                                   Year Ended December 31,
Principal Sources of ------------------------------------------------
Transportation
Operating Revenues     1996      1995      1994      1993      1992
--------------------   ----      ----      ----      ----      ----
             (Revenues in millions, shipments in thousands,
                 revenue yield in dollars per shipments)
AGRICULTURE
  Revenues         $   393.3  $  393.7  $  379.5  $  357.0  $  344.4
   % of total
    revenues            8.2%      8.4%      8.3%      8.0%      7.5%
  Shipments            376.3     391.1     382.5     359.1     352.4
   % of total
    shipments           7.6%      8.1%      8.2%      7.9%      7.7%
  Revenue Yield    $   1,045  $  1,007  $    992  $    994  $    977

METALS/CONSTRUCTION
  Revenues         $   358.0  $  353.1  $  334.2  $  310.9  $  289.4
   % of total
    revenues            7.5%      7.6%      7.3%      7.0%      6.3%
  Shipments            364.9     372.3     371.3     339.6     312.8
   % of total
    shipments           7.4%      7.7%      7.9%      7.4%      6.8%
  Revenue Yield    $     981  $    948  $    900  $    915  $    925

INTERMODAL
 (Trailers, Containers
 and RoadRailers)
  Revenues         $   487.4  $  474.3  $  428.7  $  373.6  $  343.5
   % of total
    revenues           10.2%     10.2%      9.3%      8.4%      7.5%
  Shipments          1,331.0   1,262.6   1,127.3     994.7     916.2
   % of total
    shipments          27.0%     26.2%     24.0%     21.7%     20.0%
  Revenue Yield    $     366  $    376  $    380  $    376  $    375

OTHER INTERMODAL RELATED*
  Revenues         $    --    $   --    $   --    $   18.2  $   67.9
   % of total
    revenues            --        --        --        0.4%      1.5%
                   ---------  --------  --------  --------  --------
Total Railway
 Operating
 Revenues          $4,101.0   $4,011.8  $3,918.1  $3,745.9  $3,777.0
Total Railway
 Shipments           4,552.9   4,448.6   4,307.4   4,027.8   3,953.8

MOTOR CARRIER**
  Revenues         $   669.0  $  656.2  $  663.2  $  714.2  $  829.6
   % of total
    revenues           14.0%     14.0%     14.5%     16.0%     18.0%
  Shipments
   (domestic)          383.1     381.1     379.3     550.2     631.0
   % of total
    shipments           7.7%      7.9%      8.1%     12.0%     13.8%
  Revenue Yield    $   1,746  $  1,722  $  1,748  $  1,298  $  1,315
                   ---------  --------  --------  --------  --------
Total Transportation
  Operating
  Revenues         $ 4,770.0  $4,668.0  $4,581.3  $4,460.1  $4,606.6
Total Shipments      4,936.0   4,829.7   4,686.7   4,578.0   4,584.8

Note: Revenues previously reported as "other railway revenues"
      (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads, intermodal rail and RoadRailer(RT) units, and domestic motor carrier shipments.

 * See discussion on page 8 regarding TCSC revenues.
** See discussion on page 7 regarding motor carrier restructuring.

          COAL TRAFFIC - Coal, coke and iron ore--most of which is bituminous coal--is NS' railroads' principal commodity group. They originated 116.8 million tons of coal, coke and iron ore in 1996 and handled a total of 130.2 million tons. Originated tonnage increased 2 percent from 114.2 million tons in 1995, and total tons handled increased 4 percent from 125.1 million tons in 1995. Revenues from coal, coke and iron ore account for about 27 percent of NS' total transportation operating revenues.

          The following table shows total coal, coke and iron ore
tonnage originated on line, received from connections and handled for the past five years:
                      Tons of Coal, Coke and Iron Ore (Millions)
                    ---------------------------------------------
                    1996      1995      1994      1993      1992
                    ----      ----      ----      ----      ----
     Originated     116.8     114.2     114.8     111.9     117.9
     Received        13.4      10.9      11.1       6.1       6.5
                    -----     -----     -----     -----     -----
     Handled        130.2     125.1     125.9     118.0     124.4

          Of the 116.8 million tons of coal, coke and iron ore
originated on NS' railroads' lines in 1996, the approximate breakdown by origin state was as follows:
          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia              40.7
          Virginia                   35.4
          Kentucky                   26.8
          Alabama                     5.4
          Illinois                    5.1
          Tennessee                   1.8
          Indiana                     0.9
          Ohio                        0.5
          New York                    0.2
                                    -----
              Total                 116.8
                                    =====

          Of this originated coal, coke and iron ore, approximately
26.9 million tons moved for export, principally through NS' pier facilities at Norfolk (Lamberts Point), Virginia; 19.7 million tons moved to domestic and Canadian steel industries; 62.3 million tons of steam coal moved to electric utilities; and 7.9 million tons moved to other industrial and miscellaneous users.

          NS' railroads moved 8.7 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 3.6 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1996 was
41.7 million tons. Of this total, 71 percent moved through the pier facilities at Lamberts Point. In 1996, total tonnage handled at Lamberts Point, including coastwise traffic, was 29.5 million tons, a 2 percent increase from the 28.9 million tons handled in 1995.

          The quantities of NS export coal handled through Lamberts
Point for the past five years were as follows:
                          Export Coal through Lamberts Point
                                 (Millions of tons)
                      --------------------------------------------
                      1996      1995      1994      1993      1992
                      ----      ----      ----      ----      ----
          Originated  26.3      25.4      23.9      24.6      30.8
          Handled     26.4      25.5      24.1      24.9      31.2

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 37.

          MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings:
Paper/Forest; Chemicals; Automotive; Agriculture; and
Metals/Construction. Total merchandise revenues in 1996 were $2.8 billion, a 2 percent increase over 1995. Merchandise carloads handled in 1996 were 3.24 million, compared with 3.18 million handled in 1995, an increase of 2 percent.

          Intermodal results, for 1993 and later, reflect the effect of the formation, in April 1993, of TCSC, a partnership between NS and Conrail subsidiaries (see also page 7). This partnership provides RoadRailer(RT) service previously offered by a wholly owned subsidiary of NS. Because NS owns only 50 percent of TCSC, its revenues are not consolidated. NS' intermodal revenues include only revenues for rail service NS provides the partnership.

          In 1996, 106.2 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS, originated on line. The balance of merchandise traffic was received from connecting carriers (mostly railroads, with some truck, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

          Revenues in four of the six market groups comprising merchandise traffic improved in 1996 over 1995. The biggest gains were in Automotive, up $39.6 million; Chemicals, up $19.4 million; and Intermodal, up $13.1 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 37.

          MOTOR CARRIER TRAFFIC - Motor carrier revenues increased
2 percent to $669.0 million in 1996, primarily due to gains in the HVP Division. In 1995, motor carrier revenues were $656.2 million, down 1 percent from 1994, as gains in the HVP Division were offset by reductions in RS.

          DOMESTIC OPERATIONS are conducted through NAVL's RS and HVP divisions. In 1996, total domestic shipments for these divisions were 383,137, up 0.5 percent from 1995.

          RS - Domestic shipments of used household goods transported by the RS Division fall into three market categories. Approximately 52 percent of the domestic shipment volume comes from the sale of moving services to individual consumers. Another 38 percent comes from corporations and other businesses that pay for the relocation of their employees. The remaining 10 percent is derived from military, government and other sources. Total domestic RS Division shipments in 1996 represented 27 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Total domestic revenues from this division were down 2 percent, compared with 1995, and represented 40 percent of total revenues from operations.

          HVP - The HVP Division specializes in providing transportation services in less-than-truckload (LTL) and truckload
(TL) quantities of sensitive products. These products are divided into the following categories: office furniture and equipment, exhibits and displays, electronic equipment, industrial machinery, commercial relocation, LTL furniture and selected general commodities. Total HVP Division shipments transported in 1996, including TL and LTL, represented 73 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Revenues from this division were up 5 percent from 1995 levels and represented
47 percent of total revenues from operations.

          FOREIGN OPERATIONS include NAVL's Canadian subsidiary, North American Van Lines Canada, Ltd., as well as operating subsidiaries in England and Germany. Foreign operations involving the transportation of used household goods and selected general and specialized commodities generated revenues of $86.0 million in 1996, up 5 percent from 1995. Revenues from foreign operations represented 13 percent of NAVL's total revenues.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years:
                                   Year Ended December 31,
                         -------------------------------------------
                          1996     1995     1994     1993     1992
                         -------  -------  -------  -------  -------
Revenue ton miles
 (billions)                129.8    126.6    122.3    111.6    107.6
Freight train miles
 traveled (millions)        49.4     48.5     46.0     43.3     41.1
Revenue per ton mile     $0.0316  $0.0317  $0.0320  $0.0336  $0.0351
Revenue tons per train     2,625    2,611    2,655    2,577    2,618
Revenue ton miles
 per man-hour worked       2,764    2,679    2,579    2,304    2,184
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         71.6     73.5     73.4     75.6     75.5

          FREIGHT RATES - In 1996, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1996, NS' railroads were found by the STB to be "revenue adequate" based on results for the year 1995. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

          The revenue adequacy measure is one of several factors considered by the STB when it is called upon to rule on the reasonableness of regulated rates.

          Pricing and service flexibility afforded by the Motor Carrier Act of 1980 and the Household Goods Transportation Act of 1980 has resulted in NAVL's increased emphasis on innovative pricing action in order to remain competitive. Since 1980, NAVL has increasingly operated as a contract carrier. As of December 31, 1996, domestic contract carriage agreements accounted for the following percentage of shipments: RS Division, 31 percent and HVP Division, 69 percent.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS' railroads' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina. Former Amtrak operations between East St. Louis and Centralia, Illinois, were discontinued by Amtrak on November 3, 1993. Commuter trains continued operations on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for rental and for reimbursement of related expenses incurred by NS. During 1993, a lease of the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced an agreement under which NS had provided commuter rail service for the Authority.

          NONCARRIER OPERATIONS - Norfolk Southern's noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1996, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 14.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1996, NS owned or leased the following units of equipment:
                                Number of Units
                       --------------------------------     Capacity
                         Owned*     Leased      Total    of Equipment
                       ---------   --------   --------   ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose         1,974         0       1,974     6,149,850
  Switching                  119         0         119       174,450
  Auxiliary units             65         0          65             0
                       ---------   -------    --------   -----------
    Total locomotives      2,158         0       2,158     6,324,300
                       =========   =======    ========   ===========
Freight Cars:                                                (Tons)
  Hopper                  24,933        41      24,974     2,643,019
  Box                     19,976       428      20,404     1,584,306
  Covered Hopper          12,489     2,272      14,761     1,549,737
  Gondola                 24,170       105      24,275     2,584,134
  Flat                     4,078       819       4,897       352,762
  Caboose                    231         0         231             0
  Other                    1,741         4       1,745       119,598
                       ---------   -------    --------   -----------
    Total freight cars    87,618     3,669      91,287     8,833,556
                       =========   =======    ========   ===========
Other:
  Work equipment           6,959         5       6,964
  Vehicles                 3,698         0       3,698
  Highway trailers
   and containers          2,348     3,181       5,529
  RoadRailers(RT)            923         0         923
  Miscellaneous            1,518     1,199       2,717
                       ---------   -------    --------
    Total other           15,446     4,385      19,831
                       =========   =======    ========



* Includes railroad equipment leased to outside parties and railroad equipment operated by NS' railroads that is subject to equipment trusts and capitalized leases.

          The following table indicates the number and year of
purchase for locomotives and freight cars owned at December 31, 1996:
                                   Year Built
             ---------------------------------------------------------
                                           1986-  1980-  1979 &
             1996  1995  1994  1993  1992  1991   1985   Before  Total
             ----  ----  ----  ----  ----  ----   ----   ------  -----
Locomotives:
  Number of
    units    120   125    25    31    55    452     426     924   2,158
  Percent of
    fleet    5.6   5.8   1.2   1.4   2.6   21.0    19.7    42.7   100.0

Freight cars:
  Number of
    units    871   932   778   930   607  5,520  10,210  67,770  87,618
  Percent of
    fleet    1.0   1.1   0.9   1.1   0.7    6.3    11.7    77.2   100.0

          The average age of the freight car fleet at December 31, 1996, was 22.3 years. During 1996, 7,485 freight cars were retired. As of December 31, 1996, the average age of the locomotive fleet was
15.4 years. During 1996, 105 locomotives, the average age of which was 24.4 years, were retired. Since 1988, more than 23,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and over-age revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was substantially complete at the end of 1996.

                                    Annual Average Bad Order Ratio
                                   --------------------------------
                                   1996   1995   1994   1993   1992
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        4.8%   5.8%   6.7%   7.3%   7.6%
    All Class I railroads          5.0*   6.0*   7.3    7.1    7.5

Locomotives:
    NS Rail                        4.5    4.7    4.7    4.3    4.4


* In 1996 and 1995, the industry bad order ratio was as of June 1.
  Prior years' industry ratios were based on a monthly average.

          TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,369 miles of track maintained as of December 31, 1996, 15,877 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1996 was as follows:
                Gross tons of
               freight carried
               per track mile       Track miles       Percent
                 (Millions)     of running tracks*   of total
              ----------------  -----------------    --------
                0-4                   4,837              30
                5-19                  4,682              29
                20 and over           6,529              41
                                     ------             ---
                                     16,048             100

                * Excludes trackage rights.

          The following table summarizes certain information about NS'
track roadway additions and replacements during the past five years:
                               1996    1995    1994   1993    1992
                               ----    ----    ----   ----    ----
Track miles of rail installed   401     403     480    574     660
Miles of track surfaced       4,686   4,668   4,760  5,048   5,690
New crossties
  installed (millions)          1.9     2.0     1.7    1.6     1.9

          MICROWAVE SYSTEM - The NS microwave system, consisting of 6,960 radio path miles, 398 active stations and 5 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,762 road miles operated by NS, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 230 miles are controlled by data radio from 14 microwave site locations) and 2,600 road miles are equipped for automatic block system operation.

          COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations to the central computer complex in Atlanta, Ga. Operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.

Additionally, these facilities afford substantial capacity for, and are utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

          OTHER - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

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

          As of December 31, 1996, agents and owner-operators together supplied 3,438 tractors, representing 97 percent of the U.S. power equipment operated in NAVL service. Also as of December 31, 1996, NAVL owned 2,976 trailer units, representing 52 percent of the U.S. trailer fleet in NAVL service. The remaining 48 percent was provided mainly by agents and owner-operators. Agents and owner-operators also provided 1,058 straight trucks, or 97 percent, of such units in NAVL service.

          NAVL has an extensive program for the repair and maintenance of its trailer equipment. In 1996, approximately 12,920 work orders were completed at NAVL's facility in Fort Wayne. As of December 31, 1996, the average age of trailer equipment in the NAVL fleet was
8.4 years.

          COMPUTERS - NAVL relies extensively on data processing facilities for shipment planning and dispatch functions as well as shipment tracing. Data processing capabilities are also utilized in revenue processing functions, driver and agent account settlement activity, and internal accounting and record keeping service.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $593.4 million as of December 31, 1996, and $545.4 million at December 31, 1995. In addition, a portion of NS' properties is subject to liens securing, as of December 31, 1996, and 1995, approximately $50.9 million and $77.2 million of mortgage debt, respectively.

          Many of the tractors utilized in NAVL service are purchased by NAVL from manufacturers and resold to agents and owner-operators under a NAVL-sponsored financing program. At December 31, 1996, NAVL had $13.9 million in such tractor contracts receivable. This program allows NAVL to generate the funds necessary to purchase the tractors and to resell them under favorable financing terms. The equipment is sold under conditional sales contracts with the agents and owner-operators.

          CAPITAL EXPENDITURES - Capital expenditures for road,
equipment and other property for the past five years were as follows:
                                  Capital Expenditures
                         --------------------------------------
                          1996    1995    1994    1993    1992
                         ------  ------  ------  ------  ------
                                (In millions of dollars)
Transportation property
 Road                    $437.8  $385.7  $384.6  $417.9  $426.5
 Equipment                332.1   344.3   245.9   240.5   281.3
Other property             26.1    33.4    82.4    10.8     8.3
                         ------  ------  ------  ------  ------
     Total               $796.0  $763.4  $712.9  $669.2  $716.1
                         ======  ======  ======  ======  ======

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 1997, NS is planning $792 million of capital spending, of which $781 million will be for railway projects and $11 million for motor carrier property. Looking further ahead, total rail and motor carrier spending is expected to be similar to 1995 and 1996 levels. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          Acquisition of all or part of Conrail (see page 4) could cause the reallocation of already-planned capital spending and/or additional capital spending.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis" on page 37, and in
Note 15 to the Consolidated Financial Statements on page 76.

          EMPLOYEES - NS employed an average of 25,830 employees in 1996, compared with an average of 26,944 in 1995. The approximate average cost per employee during 1996 was $45,173 in wages and $17,772 in employee benefits. Approximately 74 percent of these employees are represented by various labor organizations.

          As of the end of 1996, NS had negotiated labor agreements with all of its unions, except the American Train Dispatchers, which represents about 200 employees. The accords with the 12 other union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the STB, which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, is expected to continue under the STB. Thus it appears that additional rail business will be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

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

          NS' primary rail competitor is the CSX system; both operate throughout much of the same territory. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage. Consummation of the proposed merger agreement between Conrail and CSX (see page 4) could result in a serious imbalance in rail competition in the East--an outcome NS is resisting vigorously on a number of fronts and that the negotiations with CSX could prevent.

          Certain cooperative strategies between railroads (such as the TCSC partnership involving NS and Conrail, see page 7) and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

          NAVL continues to face strong competition due to deregulation and overcapacity in the industry that will keep profits at a modest level. While service remains a key issue, many shippers now place greater emphasis on price. For the RS Division, contract carriage and volume discount programs dominate the corporate relocation segment, and guaranteed price options are common to the individual consumer segment. Contract carriage agreements are also utilized extensively by the HVP Division to meet the service and price requirements of its customers.


Item 3.   Legal Proceedings.
------    -----------------

          Conrail. On October 15, 1996, Conrail Inc. ("Conrail") and CSX Corporation ("CSX") announced an agreement to merge, in connection with which CSX announced its intention to commence a multi-tier tender offer for shares of Conrail stock in return for cash and shares of CSX stock.

          On October 23, 1996, NS announced it would make a competing, all-cash tender offer for all shares of Conrail stock; on the same date, NS, Atlantic Acquisition Corporation (a wholly owned Pennsylvania subsidiary of NS) and a Conrail stockholder who is an NS employee (such parties together, the "Plaintiffs") filed a complaint against Conrail and its directors and against CSX (such parties together, the "Defendants") in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs sought, among other things, certain declaratory and injunctive relief and alleged various breaches of fiduciary duty and violations of certain federal securities laws. The District Court set a November 12 hearing date-- two days prior to the date then set for a Special Meeting at which Conrail stockholders were to be asked to approve an amendment to the Articles of Incorporation that ultimately would be necessary to permit CSX to acquire sufficient shares of Conrail stock virtually to assure approval of that merger.

          On October 30, 1996, Plaintiffs amended the complaint. In addition to the allegations cited in the original complaint, the amended complaint alleged, among other things, that provisions in the merger agreement between Conrail and CSX, which prohibit the Conrail Board from redeeming the rights issuable under a Conrail-adopted rights plan (Conrail's "Poison Pill") and from amending or otherwise taking further action with respect to the Conrail rights plan, are ultra vires under Pennsylvania law and constitute a breach of the Conrail directors' fiduciary duties of loyalty and care; that the tender offer materials distributed by Conrail and CSX misrepresented key terms of the Conrail rights plan necessary to an understanding of the effects of that plan; that the provisions of the merger agreement between Conrail and CSX which prohibit the Conrail directors from withdrawing their recommendation that Conrail stockholders accept and approve the proposed CSX transaction and from terminating the merger agreement between Conrail and CSX for a period of 180 days from the date of execution of that agreement are ultra vires under Pennsylvania law and constitute a breach of the Conrail directors' fiduciary duties of loyalty and care; and that CSX has knowingly participated in the illegal conduct of Conrail and its directors. In the amended complaint, Plaintiffs sought certain declaratory and injunctive relief in addition to that sought pursuant to the original complaint.

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

          As a result of Conrail's announcement that its Special Meeting had been rescheduled from November 14, the District Court moved its hearing from November 12 to November 18. At that hearing, Plaintiffs also sought to enjoin, among other things, CSX from acquiring shares pursuant to the CSX offer. On November 19, 1996, the District Court denied Plaintiffs' motion for preliminary injunctive relief.

          On December 5, 1996, Defendants filed an answer and counterclaim alleging, among other things, tortious interference with contractual relationships and requesting, among other things, damages. NS believes that the counterclaim is without merit and on December 20, 1996, filed a Motion to Dismiss the counterclaim for failure to state a claim pursuant to Rule 12(b) of the Federal Rules of Civil Procedure.

          On December 17, 1996, the District Court held a hearing to consider Plaintiffs' Motion for a Preliminary Injunction as to Plaintiffs' claims (i) that Defendants' stated intention not to convene the special meeting of the Company's stockholders scheduled for December 23, 1996, constituted a breach of fiduciary duty; and
(ii) that Defendants' stated intention successively to postpone the vote of Company stockholders scheduled for December 23, 1996, until such stockholders submit to Defendants' will constituted fraudulent and fundamentally unfair conduct. At the conclusion of the hearing, the District Court issued an order enjoining Defendants from failing to convene, and/or from postponing, and/or from adjourning the Pennsylvania Special Meeting scheduled for Monday, December 23, 1996, by reason of the Company, or its nominees' not having received sufficient proxies to assure approval of the proposal set forth in the Company's "Notice of Special Meeting of Shareholders" and in the Company's proxy materials to "opt-out" of Subchapter E.

          On January 2, 1997, Plaintiffs filed a Motion for Preliminary Injunction and a Motion for Partial Summary Judgment in the District Court. In their Motion for Partial Summary Judgment, Plaintiffs requested an order stating that consummation of the CSX First Offer caused a "Control Transaction" with respect to the Company to occur under the Pennsylvania Control Transaction Law and created joint and several liability among the members of the Control Transaction Group to pay at least $110 cash per Share to each demanding Company stockholder. In their Motion for Preliminary Injunction, Plaintiffs requested that the District Court enjoin Defendants, and all persons acting in concert with them, from seeking to enforce or requiring compliance with, the No Negotiation Provision, as extended, and to enjoin Defendants from convening the Pennsylvania Special Meeting until ten business days after Company stockholders receive notice of the District Court's ruling on Plaintiffs' Motions for Preliminary Injunction and Partial Summary Judgment. On January 8, 1997, Plaintiffs filed a Supplemental Motion for Preliminary Injunction requesting that Defendants be enjoined from convening the Pennsylvania Special Meeting until ten business days after Company stockholders received notice of the District Court's final judgment on the Pennsylvania Control Transaction Law issue. Such motions were denied on January 9, 1997.

          On January 28, 1997, the Third Circuit issued an order consolidating the pending appeals and setting a briefing schedule and an oral argument for February 25, 1997; the decision of the District Court was affirmed on March 7.

          Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all shares of Conrail for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of shares of Conrail by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all shares of Conrail not owned by NS.

           The effect of these negotiations on the described legal proceedings cannot be predicted with certainty.

          This matter has been reported previously by NS in Part II,
Item 1, of its Form 10-Q Report for the quarter ending September 30,
1996.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant.
-------------------------------------

          Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1997, relating to these officers:

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

David R. Goode, 56,                Present position since September
  Chairman, President and           1992; prior thereto was
  Chief Executive Officer           President.

James C. Bishop, Jr., 60,          Present position since March 1,
  Executive Vice President-Law      1996; prior thereto was Vice
                                    President-Law.

R. Alan Brogan, 56, Executive      Present position since December
  Vice President-Transportation     1992; prior thereto was
  Logistics (and President-North    Vice President-Quality
  American Van Lines, Inc.)         Management.

L. I. Prillaman, 53, Executive     Present position since October
  Vice President-Marketing          1995.  Served as Vice President-
                                    Properties from December 1992 to
                                    October 1995, and prior thereto
                                    was Vice President and
                                    Controller.

Stephen C. Tobias, 52,             Present position since July 1994.
  Executive Vice President-         Served as Senior Vice President-
  Operations                        Operations from October 1993 to
                                    July 1994, Vice President-
                                    Strategic Planning from December
                                    1992 to October 1993, and prior
                                    thereto was Vice President-
                                    Transportation.

Henry C. Wolf, 54, Executive       Present position since June 1993;
  Vice President-Finance            prior thereto was Vice President-
                                    Taxation.

William B. Bales, 62, Senior       Present position since October
  Vice President-International      1995.  Served as Vice President-
                                    Coal Marketing from August 1993
                                    to October 1995, and prior
                                    thereto was Vice President-Coal
                                    and Ore Traffic.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Paul N. Austin, 53, Vice           Present position since June 1994.
  President-Personnel               Served as Assistant Vice
                                    President-Personnel from
                                    February 1993 to June 1994, and
                                    prior thereto was Director
                                    Compensation.

John F. Corcoran, 56, Vice         Present position since March 1992.
  President-Public Affairs

David A. Cox, 60, Vice             Present position since December
  President-Properties              1995; prior thereto was
                                    Assistant Vice President-
                                    Industrial Development.

Thomas L. Finkbiner, 44,           Present position since August 1993.
  Vice President-Intermodal         Served as Senior Assistant Vice
                                    President-International and
                                    Intermodal from April to August
                                    1993, and prior thereto was
                                    Assistant Vice President-
                                    International and Intermodal.

Robert C. Fort, 52, Vice           Present position since December
  President-Public Relations        1996; prior thereto was
                                    Assistant Vice President-Public
                                    Relations.

John W. Fox, Jr., 49, Vice         Present position since October
  President-Coal Marketing          1995.  Served as Assistant Vice
                                    President-Coal Marketing from
                                    August 1993 to October 1995, and
                                    prior thereto was General
                                    Manager Eastern Region.

Thomas J. Golian, 63,              Present position since October
  Vice President                    1995.  Served as Executive
                                    Assistant to the Chairman,
                                    President and CEO from April
                                    1993 to October 1995, and prior
                                    thereto was Special Assistant to
                                    the President.

James L. Granum, 60, Vice          Present position since March 1992.
  President-Public Affairs

James A. Hixon, 43, Vice           Present position since June 1993;
  President-Taxation                prior thereto was Assistant Vice
                                    President-Tax Counsel.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Jon L. Manetta, 58, Vice           Present position since December
  President-Transportation &        1995.  Served as Vice President-
  Mechanical                        Transportation from June 1994 to
                                    December 1995, Assistant Vice
                                    President-Transportation from
                                    October 1993 to June 1994,
                                    Assistant Vice President-
                                    Strategic Planning from January
                                    to October 1993, and prior
                                    thereto was Director Joint
                                    Facilities and Budget.

Harold C. Mauney, Jr., 58,         Present position since December
  Vice President-Operations         1996; prior thereto was Vice
  Planning and Budget               President-Quality Management.

Donald W. Mayberry, 53, Vice       Present position since December
  President-Research and Tests      1995; prior thereto was Vice
                                    President-Mechanical.

James W. McClellan, 57, Vice       Present position since October
  President-Strategic Planning      1993; prior thereto was
                                    Assistant Vice President-
                                    Corporate Planning.

Kathryn B. McQuade, 40,            Present position since December
  Vice President-Internal Audit     1992; prior thereto was Director-
                                    Income Tax Administration.

Charles W. Moorman, 45, Vice       Present position since October
  President-Information             1993.  Served as Vice President-
  Technology                        Employee Relations from December
                                    1992 to October 1993, and prior
                                    thereto was Vice President-
                                    Personnel and Labor Relations.

Phillip R. Ogden, 56, Vice         Present position since December
  President-Engineering             1992; prior thereto was
                                    Assistant Vice President-
                                    Maintenance.

John P. Rathbone, 45, Vice         Present position since December
  President and Controller          1992; prior thereto was
                                    Assistant Vice President-
                                    Internal Audit.

William J. Romig, 52, Vice         Present position since April 1992;
  President and Treasurer           prior thereto was Assistant Vice
                                    President-Finance.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Donald W. Seale, 44, Vice          Present position since August 1993.
  President-Merchandise             Served as Assistant Vice
  Marketing                         President-Sales and Service from
                                    May 1992 to August 1993, and
                                    prior thereto was Director-
                                    Metals, Waste and Construction.

Robert S. Spenski, 62, Vice        Present position since June 1994;
  President-Labor Relations         prior thereto was Senior
                                    Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 55,        Present position since December
  Vice President-Quality            1996.  Served as Assistant Vice
  Management                        President-Public Affairs from
                                    February 1993 to December 1996,
                                    and prior thereto was Director,
                                    EEO and Manpower Planning.

William C. Wooldridge, 53,         Present position since March 1996;
  Vice President-Law                prior thereto was General
                                    Counsel-Corporate.

Dezora M. Martin, 49,              Present position since April 1995.
  Corporate Secretary               Served as Assistant Corporate
                                    Secretary-NS from October 1993
                                    to April 1995, and prior thereto
                                    was Assistant Corporate
                                    Secretary-Planning.

                                 PART II


Item 5.   Market for Registrant's Common Stock and Related
-------   ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION
                               (Unaudited)

          The common stock of Norfolk Southern Corporation, owned by
50,748 stockholders of record as of December 31, 1996, is traded on the New York Stock Exchange with the symbol NSC.  The following table shows the high and low sales prices and dividends per share, by quarter, for 1996 and 1995.
                                      Quarter
                      --------------------------------------
   1996                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 88      $ 89-7/8  $ 91-3/4  $ 96-5/8
  Low                   76-3/8    80        78-3/8    84-5/8
Dividends per share   $   0.56  $   0.56  $   0.56  $   0.56


   1995                  1st       2nd       3rd       4th
   ----                  ---       ---       ---       ---
Market price
  High                $ 68-1/8  $ 68-1/2  $ 77-3/8  $ 81-5/8
  Low                   60-1/2    62-3/4    67-1/8    72-1/4
Dividends per share   $   0.52  $   0.52  $   0.52  $   0.52

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1993 - 1996
                                Page One
                              1996       1995       1994      1993<F1>
                            ---------  ---------  ---------  ---------
                             ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 4,101.0  $ 4,011.8  $ 3,918.1  $ 3,745.9
  Motor carrier operating
   revenues                     669.0      656.2      663.2      714.2
                            ---------  ---------  ---------  ---------
     Total transportation
      operating revenues      4,770.0    4,668.0    4,581.3    4,460.1

Transportation operating
 expenses:
  Railway operating
   expenses                   2,936.1    2,950.0    2,874.8    2,830.6
  Motor carrier operating
   expenses                     636.9      631.7      641.1      769.1
  Special charge                 --         --         --         --
                            ---------  ---------  ---------  ---------
     Total transportation
      operating expenses      3,573.0    3,581.7    3,515.9    3,599.7

       Income from
        operations            1,197.0    1,086.3    1,065.4      860.4

Other income - net              115.6      141.8       85.2      136.8
Interest expense on debt        115.7      113.4      101.6       98.6
                            ---------  ---------  ---------  ---------
       Income before income
        taxes                 1,196.9    1,114.7    1,049.0      898.6

Provision for income taxes      426.5      402.0      381.2      349.9
                            ---------  ---------  ---------  ---------
       Income before
        accounting changes      770.4      712.7      667.8      548.7

Cumulative effect of
 accounting changes              --         --         --        223.3
                            ---------  ---------  ---------  ---------
       Net income           $   770.4  $   712.7  $   667.8  $   772.0
                            =========  =========  =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1993 - 1996
                                Page Two
                              1996       1995       1994      1993<F1>
                            ---------  ---------  ---------  ---------
                             ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    6.09  $    5.44  $    4.90  $    5.54
Dividends                   $    2.24  $    2.08  $    1.92  $    1.86
Stockholders' equity at
 year end                   $   39.79  $   37.42  $   35.19  $   33.36

FINANCIAL POSITION:
Total assets                $11,416.4  $10,904.8  $10,587.8  $10,519.8
Total long-term debt,
 including current
 maturities                 $ 1,856.3  $ 1,639.0  $ 1,619.8  $ 1,595.2
Stockholders' equity        $ 4,977.6  $ 4,829.0  $ 4,684.8  $ 4,620.7

OTHER:

Capital expenditures        $   796.0  $   763.4  $   712.9  $   669.2

Average number of shares
 outstanding (thousands)      126,457    130,996    136,301    139,414

Number of stockholders at
 year end                      50,748     53,401     52,442     51,884

Average number of employees:
 Rail                          23,361     24,488     24,710     25,531
 Nonrail                        2,469      2,456      2,458      3,773
                            ---------  ---------  ---------  ---------
       Total                   25,830     26,944     27,168     29,304
                            =========  =========  =========  =========

<F1> 1993 results include a $54 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate, which reduced net income by $54 million, or $0.39 per share. 1993 motor carrier expenses include a $50 million restructuring charge for the disposition of two NAVL businesses. The cumulative effect of accounting changes increased 1993 earnings by $223 million, or $1.60 per share. The change in accounting for income taxes increased net income by $467 million, with a corresponding reduction in deferred taxes. The changes in accounting for postretirement and postemployment benefits decreased net income by $244 million.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1989 - 1992
                                Page One
                              1992     1991<F2>     1990       1989
                            ---------  ---------  ---------  ---------
                             ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,777.0  $ 3,654.0  $ 3,786.0  $ 3,694.1
  Motor carrier operating
   revenues                     829.6      797.3      831.0      841.9
                            ---------  ---------  ---------  ---------
     Total transportation
      operating revenues      4,606.6    4,451.3    4,617.0    4,536.0

Transportation operating
 expenses:
  Railway operating
   expenses                   2,850.8    2,862.2    2,969.4    2,864.4
  Motor carrier operating
   expenses                     869.3      797.1      839.5      846.4
  Special charge                 --        680.0       --         --
                            ---------  ---------  ---------  ---------
     Total transportation
      operating expenses      3,720.1    4,339.3    3,808.9    3,710.8

       Income from
        operations              886.5      112.0      808.1      825.2

Other income - net               97.8      131.3      145.3      158.2
Interest expense on debt        109.0       99.7       78.0       50.7
                            ---------  ---------  ---------  ---------
       Income before income
        taxes                   875.3      143.6      875.4      932.0

Provision for income taxes      317.6      113.9      319.3      326.5
                            ---------  ---------  ---------  ---------
       Income before
        accounting changes      557.7       29.7      556.1      606.2

Cumulative effect of
 accounting changes              --         --         --         --
                            ---------  ---------  ---------  ---------
       Net income           $   557.7  $    29.7  $   556.1  $   606.2
                            =========  =========  =========  =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1989 - 1992
                                Page Two
                              1992      1991<F2>     1990       1989
                            ---------  ---------   ---------  ---------
                             ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    3.94  $    0.20  $    3.43  $    3.48
Dividends                   $    1.80  $    1.60  $    1.52  $    1.38
Stockholders' equity at
 year end                   $   30.16  $   28.64  $   31.57  $   30.44

FINANCIAL POSITION:
Total assets                $10,400.5  $10,148.1  $10,523.0  $10,244.3
Total long-term debt,
 including current
  maturities                $ 1,648.9  $ 1,389.2  $ 1,125.2  $   841.1
Stockholders' equity        $ 4,232.6  $ 4,093.4  $ 4,911.9  $ 5,168.6

OTHER:

Capital expenditures        $   716.1  $   713.4  $   696.9  $   651.7

Average number of shares
 outstanding (thousands)      141,459    147,759    162,095    174,370

Number of stockholders at
 year end                      51,200     53,725     56,187     61,630

Average number of employees:
 Rail                          25,650     27,366     28,697     29,667
 Nonrail                        4,485      4,586      4,584      4,645
                            ---------  ---------  ---------  ---------
       Total                   30,135     31,952     33,281     34,312
                            =========  =========  =========  =========

<F2> 1991 transportation operating expenses include a $680 million special charge, primarily comprised of costs for labor force reductions and the write-down of the goodwill portion of NS' investment in NAVL. This charge reduced net income by $498 million, or $3.37 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1986 - 1988
                                Page One
                              1988       1987<F3>      1986
                            ---------    ---------   ---------
                         ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Transportation operating
 revenues:
  Railway operating
   revenues                 $ 3,616.6    $ 3,335.6   $ 3,327.8
  Motor carrier operating
   revenues                     845.0        777.2       748.6
                            ---------    ---------   ---------
     Total transportation
      operating revenues      4,461.6      4,112.8     4,076.4

Transportation operating
 expenses:
  Railway operating
   expenses                   2,679.7      2,652.8     2,665.9
  Motor carrier operating
   expenses                     836.6        734.5       708.5
  Special charge                 --          620.4        --
                            ---------    ---------   ---------
     Total transportation
      operating expenses      3,516.3      4,007.7     3,374.4

       Income from
        operations              945.3        105.1       702.0

Other income - net              108.4        232.9       215.8
Interest expense on debt         53.1         58.5        61.8
                            ---------    ---------   ---------
       Income before income
        taxes                 1,000.6        279.5       856.0

Provision for income taxes      365.5        107.1       337.3
                            ---------    ---------   ---------
       Income before
        accounting changes      635.1        172.4       518.7

Cumulative effect of
 accounting changes              --           --          --
                            ---------    ---------   ---------
       Net income           $   635.1    $   172.4   $   518.7
                            =========    =========   =========

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1986 - 1988
                                Page Two
                              1988       1987<F3>      1986
                            ---------    ---------   ---------
                         ($ in millions, except per share amounts)
PER SHARE DATA:
Earnings                    $    3.51    $    0.91   $    2.74
Dividends                   $    1.26    $    1.20   $1.13-1/3
Stockholders' equity at
 year end                   $   28.74    $   26.48   $   26.78

FINANCIAL POSITION:
Total assets                $10,059.1    $ 9,831.6   $ 9,752.4
Total long-term debt,
 including current
  maturities                $   780.9    $   795.0   $   891.3
Stockholders' equity        $ 5,152.6    $ 4,979.4   $ 5,070.8

OTHER:

Capital expenditures        $   528.8    $   562.9   $   698.4

Average number of shares
 outstanding (thousands)      181,038      189,464     189,217

Number of stockholders at
 year end                      64,974       68,121      65,832

Average number of employees:
 Rail                          30,330       32,563      34,857
 Nonrail                        4,209        3,539       3,440
                            ---------    ---------   ---------
       Total                   34,539       36,102      38,297
                            =========    =========   =========

<F3> 1987 transportation operating expenses include a $620 million special charge, principally related to railroad restructuring costs. This charge reduced net income by $352 million, or $1.86 per share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Table of Graphs
                            Included with the
                      Eleven-Year Financial Review


          The following financial information appears as three (3)
separate graphs with the Eleven-Year Financial Review in the 1996 Norfolk
Southern Corporation Annual Report to Stockholders.
                      1996      1995       1994     1993    1992    1991
                    --------  --------   --------  ------  ------  ------
INCOME FROM RAILWAY
  OPERATIONS
 (Railway operating
  revenues less
  railway operating
  expenses)
  ($ millions)      $1,164.9  $1,095.4*  $1,043.3  $915.3  $926.2  $791.8***


RETURN ON EQUITY
(Net income divided
 by average
 stockholders'
 equity)               15.7%     15.4%*     14.4%   13.7%** 13.4%   11.1%***


DIVIDENDS PER SHARE
(dollars)              $2.24     $2.08      $1.92   $1.86   $1.80   $1.60



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

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


The following discussion and analysis (which--with the exception of "Proposed Acquisition of Conrail"--is identical to what is contained in the Corporation's 1996 Annual Report to Stockholders) should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 56 and the Eleven-Year Financial Review beginning on page 30.

SUMMARIZED RESULTS OF OPERATIONS

1996 Compared with 1995
-----------------------
     Net income in 1996 was a record $770.4 million, an increase of 8%. However, results in 1995 were affected by a $33.6 million early retirement charge, which reduced net income by $20.4 million.
     Absent the effects of that charge, 1996 net income was up 5%. The improvement was due to increased operating income, reflecting higher railway operating revenues, up 2%, and generally flat railway operating expenses, up less than 1% (excluding the early retirement charge), which more than compensated for decreased nonoperating income. Included in 1995 nonoperating income was a $30.5 million gain from the partial redemption of a real estate partnership interest. Interest expense on debt was up 2%, a result of interest expense on $200 million of new debt issued in September 1996 (see Note 6 on page 65).
     Record earnings per share of $6.09 for 1996 were up 12% (9%, excluding the effects of the early retirement charge). The greater improvement in earnings per share compared with net income was the result of the stock purchase program, which was suspended on October 23, 1996 (see Note 13 on page 75).

1995 Compared with 1994
-----------------------
     Net income in 1995 was $712.7 million, up 7%. Excluding the 1995 early retirement charge, net income rose 10%. Increases in both operating income and nonoperating income were principally responsible for the improvement. The increase in nonoperating income primarily resulted from the $30.5 million partnership gain and a $24.3 million increase in gains from sale of properties and investments (see Note 2 on page 62).
     Interest expense on debt was up 12%, largely a result of higher rates of interest on commercial paper debt. Earnings per share of $5.44 for 1995 were up 11% (14%, excluding the effects of the early retirement charge).


DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.1 billion in 1996, compared with $4.0 billion in 1995 and $3.9 billion in 1994. The $89.2 million improvement in 1996, compared with 1995, was the result of improvements in all market groups except paper/forest and agriculture. The
$93.7 million improvement in 1995, compared with 1994, was primarily attributable to increases in the intermodal, automotive and metals/construction market groups.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                             ($ in millions)
                             1996       1995       1994
                           --------   --------   --------
     Coal                  $1,304.7   $1,267.8   $1,290.2
     Chemicals                555.9      536.5      534.7
     Paper/forest             513.0      537.3      521.8
     Automotive               488.7      449.1      429.0
     Agriculture              393.3      393.7      379.5
     Metals/construction      358.0      353.1      334.2
     Intermodal               487.4      474.3      428.7
                           --------   --------   --------
       Total               $4,101.0   $4,011.8   $3,918.1
                           ========   ========   ========

     Note: Revenues previously reported as "Other railway revenues" (principally switching and demurrage) have been reclassified into each of the commodity groups.

     In 1996, increases in coal, automotive, intermodal and chemicals traffic offset decreases in the remaining market groups. For 1995 improvements in automotive, agriculture, metals/construction and intermodal traffic offset declines in the other groups. The traffic volume gains in both years accounted for most of the revenue improvement as shown in the table below. Average revenue per unit rose in both 1996 and 1995 due to moderate rate increases.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)
                               1996 vs. 1995  1995 vs. 1994
                               -------------  -------------
               Traffic volume      $72.6          $62.6
               Revenue per unit     16.6           31.1
                                   -----          -----
                  Total            $89.2          $93.7
                                   =====          =====

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Coal traffic volume increased 4%, and revenues increased 3% in 1996, primarily due to increased utility and export coal tonnage. Coal revenues represented almost 32% of total railway operating revenues in 1996, and 90% of coal shipments originated on NS' lines. Coal traffic volume declined 1%, and revenues were down 2% in 1995, compared with 1994, as coal tonnage by type remained relatively stable.

                  TOTAL COAL, COKE AND IRON ORE TONNAGE
                          (In millions of tons)
                                    1996      1995      1994
                                   -----     -----     -----
               Utility              74.7      70.3      71.6
               Export               27.0      25.8      25.2
               Steel                20.6      22.1      21.6
               Other                 7.9       6.9       7.5
                                   -----     -----     -----
                 Total             130.2     125.1     125.9
                                   =====     =====     =====

               Note: Certain prior year amounts have been
                     reclassified to conform to the current year presentation.

     Utility coal traffic increased 6% in 1996, compared with 1995. Several utility customers in the NS service region shifted more generation to coal-fired plants, as many nuclear power plants experienced downtime. In addition, NS gained market share at several Southeastern utilities.
     In 1995, utility coal traffic decreased slightly due to moderate weather throughout much of the NS service region during the first half of the year and to sustained periods of maximum generation from several Southeastern nuclear power plants. Partially mitigating these declines were increased shipments of both NS- and foreign-line-originated, low-sulfur coal related to utilities' compliance with Phase I of the Clean Air Act Amendments, which took effect on January 1, 1995.
     The near-term outlook for utility coal is positive, as a significant number of the mines served by NS produce coals that satisfy both Phase I and the more stringent Phase II requirements, which take effect on January 1, 2000. However, adoption of tighter restrictions on nitrous oxide particulate emissions, as proposed by the Environmental Protection Agency, could impose added cost burdens on some coal-fired plants.
     Utilities in the Southeast, NS' largest steam coal market, are expected to increase their demand for Central Appalachian coal. Utility deregulation is likely to affect the structure and development of that market. Specifically, it is widely anticipated that U.S. utilities will have greater flexibility in selling electricity to, and buying it from, other regional markets. At present, however, transmission line capacity is somewhat strained on the lines leading to and from the Southeastern U.S., and resistance by environmentalists and the high cost of adding new line capacity could deter its development. Less certain is the outlook for demand for Central Appalachian coal from utilities in the Midwest, as the delivered cost of Western coal tends to be lower. However, NS expects to participate in the movement of any Western coal that displaces NS-originated deliveries.
     Export coal traffic increased 5% in 1996, compared with 1995, as NS benefited from increased steam coal exports to Italy and greater metallurgical shipments to Germany, a result of reduced subsidies to German coal producers that enhanced the competitiveness of U.S. coal. Increased exports of U.S. coal to Brazil also contributed to the improvement.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Export coal traffic increased 2% in 1995, benefiting from the continued recovery of European steel production. Demand from other parts of the world also improved. Brazil, Belgium, France, Romania and Japan took increased amounts of NS coal. In addition, NS began handling metallurgical coal for steel production in Mexico. Congestion and high barge rates on the Mississippi River caused an increase in movements over NS' coal piers in Norfolk, Va.
     Metallurgical coal exports are expected to experience slight to modest growth through the year 2000, as continued reductions in European government subsidies to coal producers should benefit NS-served exporters. A gradual decline is projected in the long term, as new steel-making technologies replace those requiring coking coal. Demand for export steam coal is expected to increase, and NS is working to increase its participation in this market.
     Steel coal domestic traffic was down 7%, as aggressive producer pricing of higher volatile metallurgical coals not located on NS' lines resulted in a loss of traffic. In 1995, traffic was up 2% due to completion of extended coke oven work at one facility and continued strong demand for domestic coke for making steel. Advanced technologies that allow production of steel with little or no coke could cause this market to decline slowly over the long term. However, NS could participate in the movement of non-coking coal used by technologies such as pulverized coal injection.
     Other coal traffic, primarily steam coal shipped to manufacturing plants, increased 14% in 1996, compared with 1995, reflecting gains from other modes of transportation and more seasonal weather conditions in 1996. Traffic volume declined 8% in 1995, compared with 1994, resulting from lower demand for in-plant use of electricity due to mild weather. In addition, some industries have switched to natural gas as a fuel source. This market is expected to remain stable in coming years, as growth through innovative packaged delivery services offsets losses from natural gas conversions.

                                  COAL
         (Shown as a Graph in the Annual Report to Stockholders)
        This group comprises utility coal, export coal, domestic
         metallurgical coal, industrial coal, coke and iron ore.
                             ($ in millions)
         1996      1995      1994      1993      1992      1991
       --------  --------  --------  --------  --------  --------
       $1,304.7  $1,267.8  $1,290.2  $1,239.2  $1,324.1  $1,357.5

     MERCHANDISE traffic volume in 1996 decreased slightly, compared with 1995, as increases in automotive, intermodal and chemicals traffic were more than offset by declines in the remaining commodity groups. However, increased average revenues for most commodity groups resulted in a 2% improvement in revenues. In 1995, merchandise traffic volume increased 5%, driven by increases in intermodal, automotive and agriculture traffic. Merchandise revenues in 1995 increased 4%, compared with 1994.
     CHEMICALS traffic and revenues grew 3% and 4%, respectively, for 1996. Fertilizer and plastics markets strengthened during 1996, which resulted in increased traffic and revenues for these two groups. In addition, the harsh winter resulted in greater movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year. These 1996 results compared favorably with relatively flat carloads and revenues in 1995, as increases for general chemicals were overshadowed by weakness in the plastics and fertilizer markets. The chemicals market group is expected to continue to show moderate growth through 1997, as NS expands its Thoroughbred Bulk Distribution facilities and chemicals production nationwide is expected to increase.

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
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $555.9  $536.5  $534.7  $499.0  $498.9  $476.7

     PAPER/FOREST traffic and revenues each declined 5% in 1996, due to the overall downturn in the paper and forest products industry. Early in 1995, the paper industry enjoyed record price levels and associated volumes, but growth slowed and inventories of paper products swelled in late 1995 and into 1996. To correct the inventory problems, many large paper producers operated mills well below capacity and shut down mills to balance capacity with demand. This compares to a 1% decrease in volume and a 3% increase in revenues for 1995. Paper and pulpwood products traffic in 1995 was about even with 1994, while lumber traffic suffered from weak housing starts. These markets are expected to begin a slight turnaround by mid-1997.

                              PAPER/FOREST
         (Shown as a Graph in the Annual Report to Stockholders)
      This group comprises lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper and clay.
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $513.0  $537.3  $521.8  $522.2  $517.2  $495.6

     AUTOMOTIVE traffic rose 8%, and revenues increased 9%, both the highest in this group's history. Auto parts provided the majority of the growth as volume increased 21%, while vehicle traffic increased 3%. NS opened two just-in-time (JIT) rail centers at Hagerstown, Md., and near Buffalo, N.Y., in 1996 for distribution of vehicle parts for GM. Also, GM awarded NS another JIT rail center to be constructed in 1997 near Dayton, Ohio. These three centers are expected to handle over 23,000 carloads annually by 1998. 1996 also marked the first time in several years that all NS-served assembly plants were on-line. GM's Wentzville, Mo., assembly plant returned to production early in the year after a two-year retooling, and GM's Doraville, Ga., plant returned midyear from a one-year retooling. In 1996, BMW's new plant at Greer, S.C., reached full production. In 1995, automotive traffic increased 4%, and revenues were up 5%. Strong production at selected plants that produce popular cars and trucks mitigated the effects of several plants' being shut down or operated at reduced capacity.
     Good market growth is expected in 1997, supported by the new JIT rail centers, full production levels at existing plants, the start of production at the new Mercedes plant in Tuscaloosa, Ala., and the expansion of Toyota's plant in Georgetown, Ky. Supporting long-term growth, Ford awarded NS a 12-year contract in 1996 to handle approximately 3 million new vehicles annually through four mixing centers to be built in 1997. When operational in 1998, NS expects to increase its motor vehicle business with Ford by 60%. In addition, Toyota's new Princeton, Ind., truck plant may add to 1998-1999 traffic. For the automotive industry as a whole, annual production increases are forecast through 2002, as transplants bring production to North America, exports continue to rise and the Mexican and Canadian economies improve.

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
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $488.7  $449.1  $429.0  $425.8  $391.6  $310.6

     AGRICULTURE traffic declined 4% and revenues were flat in 1996. Despite strong demand for feed grains in the Southeast, grain traffic suffered, as poor crops and strong export demand left NS receivers competing for limited supplies. Slight average revenue growth occurred, resulting primarily from longer hauls, as receivers reached farther west for grain supplies. In 1995, agriculture traffic rose 2%, and revenues increased 4%, due to higher grain shipments from the Midwest to the Southeast poultry industry.
     Moderate growth is expected in 1997, as 1996 crops should provide abundant supplies throughout the year, and demand from the poultry market for feed grain continues to grow. Also for 1997, a full year of new business is expected from two feed mills which were ramping up production in 1996, and from a new major grain elevator located on a line purchased during 1996 from Conrail.

                               AGRICULTURE
         (Shown as a Graph in the Annual Report to Stockholders)
  This group comprises grain, soybeans, wheat, corn, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners and consumer products.
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $393.3  $393.7  $379.5  $357.0  $344.4  $342.5

     METALS/CONSTRUCTION traffic declined 2%, but revenues were up 1% for 1996. Construction carloads fell behind in early 1996 due to inclement weather and were flat the rest of the year; however, higher average revenues more than offset the volume decline. In the metals market, NS' shipments remained strong due to a healthy domestic steel market, which has added capacity through improved efficiency at integrated mills and new mini-mills. In 1995, metals/construction traffic was up slightly, and revenues increased 6%, as increases in the steel and aluminum markets were somewhat offset by reduced demand for construction products.
     Moderate growth is expected for 1997. New steel production facilities in Decatur, Ala., and Memphis, Tenn., are expected to contribute to growth in late 1997. Although construction starts are expected to decrease in 1997 versus 1996, projects already begun, such as at the Chesapeake Bay Bridge Tunnel, the opening of new cement terminals and the expansion of various on-line plants, are expected to produce moderate growth for construction in 1997 and beyond.

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
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $358.0  $353.1  $334.2  $310.9  $289.4  $288.6

     INTERMODAL traffic volume increased 5% and revenues increased 3%, both reaching record levels in 1996, driven by increased domestic container and Triple Crown Services Company (TCSC) volume.
     EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to domestic growth. International container volume declined only slightly, despite an industry slowdown that began in the spring and lasted until the fall. NS' overall market share improved slightly due to new international business and the continued domestic container and TCSC growth.
     Intermodal volume rose 12%, and revenues increased 11% in 1995. Although intermodal traffic levels nationwide declined in 1995, NS intermodal achieved record levels of volume, revenues and profitability, led by container shipments in both domestic and international service.
     During 1995, a seven-year agreement with Hanjin Shipping Company was signed under which NS will handle nearly all of Hanjin's international container business in NS' territory east of the Mississippi River.
     EMP contributed significantly to domestic growth. Almost all the increase in international container business was attributable to new services, thereby increasing NS' market share. Domestic business also was augmented by growth in the trucking segment, as both truckload and less-than-truckload companies increased their use of NS intermodal. Additionally, intermodal marketing companies increased their business on NS.
     NS' intermodal volume is expected to remain strong, resulting from continued domestic container and TCSC volume growth and the recovery in the international market. Higher wages in the trucking industry may encourage shippers to use NS' intermodal and TCSC networks. In addition, growth of steamship companies' use of Suez Canal services may have a positive impact on international container shipments into and out of Southeast ports.

                               INTERMODAL
         (Shown as a Graph in the Annual Report to Stockholders)
 This group handles trailers, containers and Triple Crown (RT) equipment tendered by intermodal marketing companies, international steamship lines and truckers.
                             ($ in millions)
               1996    1995    1994    1993    1992    1991
              ------  ------  ------  ------  ------  ------
              $487.4  $474.3  $428.7  $391.8  $411.4  $382.5

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1996 decreased slightly; however, 1995's expenses included a $33.6 million charge for an early retirement program (see Note 10 on page 69). Excluding that early retirement charge, railway operating expenses increased 1%, despite a 2% increase in traffic volume. Railway operating expenses in 1995 were up 3% (up 1%, excluding the early retirement charge) on a 3% increase in traffic volume.
     As a result, the NS railway operating ratio, which measures the percentage of railway revenues consumed by expenses, was a record 71.6 in 1996, compared with 73.5 (72.7 excluding the early retirement charge) in 1995 and 73.4 in 1994. NS' railway operating ratio continues to be the best among the major railroads in the United States.

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                             ($ in millions)
                                      1996 vs. 1995  1995 vs. 1994
                                      -------------  -------------
          Compensation and benefits     $(81.3) *       $108.9*
          Materials, services and rents    5.9           (41.9)
          Depreciation                    18.9            14.7
          Diesel fuel                     43.6             1.5
          Casualties and other claims      2.0           (13.7)
          Other                           (3.0)            5.7
                                        ------          ------
            Total                       $(13.9)         $ 75.2
                                        ======          ======

          *Includes the $33.6 million early retirement charge in 1995.

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, decreased 5% in 1996 and increased 8% in 1995. Excluding the 1995 early retirement charge, compensation and benefits expenses were down 3% in 1996 and up 5% in 1995.
     The 1996 decrease (excluding the effect of the 1995 early retirement charge) was principally attributable to: (1) reduced employment resulting from the 1995 early retirement program and productivity improvements due to ongoing reductions in train crew sizes and train efficiencies and
(2) lower costs for fringe benefits, principally medical costs for salaried employees. These decreases were somewhat offset by increases attributable to higher volume and increased wage rates resulting from new labor agreements.
     The 1995 increase was primarily a result of: (1) higher wages;
(2) increased performance-based compensation accruals, particularly those linked to the market price of NS stock, which rose nearly $19 per share in 1995; and (3) higher health care costs for agreement employees.
     As of the end of 1996, NS had negotiated labor agreements with all of its unions, except the American Train Dispatchers which represents about 200 employees. The accords with the 12 other union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     MATERIALS, SERVICES AND RENTS includes items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 1% in 1996 and decreased 6% in 1995.
     The increase in 1996 resulted from higher intermodal expenses due to increased volume, as well as higher equipment rent costs, that more than offset lower locomotive and car repair costs.
     Equipment rents, which represent the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, were up 10% in 1996. This increase was due to a variety of factors, including increased intermodal container traffic, lower receipts from short-term leases of locomotives to various railroads and increased freight car leases to meet customer requirements. These increased costs were somewhat offset by lower net costs for multilevel equipment.
     Locomotive repair costs continued to be reduced as a result of the replacement of older units with newer ones. NS expects to acquire 120 new locomotives in 1997. Freight car repair costs continued to benefit from the effects of initiatives launched in 1995 to improve asset utilization that resulted in the re-engineering of maintenance practices, facilitating the closure of two repair facilities in 1995 and the disposition of 17,000 excess freight cars, which was substantially completed in 1996.
     The decrease in "Materials, services and rents" in 1995 reflected initial results from the initiatives to improve asset utilization, as well as reduced locomotive repair costs and lower net equipment rental expense. The reduction in equipment rents in 1995 was due to the short-term leasing of certain older locomotives to other railroads and the deregulation of car-hire rates among railroads, which began in 1994. These favorable results were somewhat offset by increased expenses related to the 12% growth in intermodal traffic.
     DEPRECIATION expense (see Note 1, "Properties," on page 60 for NS' depreciation policy) was up 5% in 1996 and 4% in 1995. Both increases were due to property additions, reflecting substantial levels of capital spending over the last several years.
     DIESEL FUEL costs rose 23% in 1996, but were up less than 1% in 1995. The increase in 1996 was due to a 20% increase in the average price per gallon, as prices reached levels unseen since 1991 during and following the Persian Gulf Crisis. Consumption was up 3% on a similar increase in carloadings. The 1995 increase was primarily due to a small increase in the average price per gallon.
     CASUALTIES AND OTHER CLAIMS (including estimates of costs related to personal injury, property damage and environmental matters) increased 2% in 1996, but declined 10% in 1995. In 1996, higher accruals for environmental remediation costs more than offset reduced accruals for personal injury liabilities and the effects of a nonrecurring liability insurance premium refund. The 1995 decrease was primarily attributable to environmental costs in 1994 associated with a tankcar leak.
     The largest component of "Casualties and other claims" is personal injury expense. NS continued to benefit from a reduction in the number of reportable injuries in 1996; however, as in prior years, much of that benefit was offset by an increase in the cost of third-party injury claims and by the continuing costs associated with the handling of non-accidental "occupational" claims. NS continues to work actively to reduce the risk of all accidents.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employees' claims for on-the-job injuries, promotes an adversarial claim settlement environment and produces results that are unpredictable and inconsistent, at far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     OTHER expenses were down 2% in 1996, but were up 4% in 1995. The 1995 increase was due to higher sales, use and franchise taxes.
     NS expects to complete work to make its software year-2000 compliant by the end of 1998. It is anticipated that the total cost of conversion will not be material to NS' financial statements.

Motor Carrier Results
---------------------
     Motor carrier operating income was $32.1 million in 1996, compared with $24.5 million in 1995 and $22.1 million in 1994. In 1996 and 1995, because certain expenses were below original estimates, $4.1 million and $3.9 million, respectively, of reserves related to a former division were reversed. The on-going operations, comprising Relocation Services (RS) and High Value Products (HVP), produced operating income of $28.0 million in 1996, $20.6 million in 1995, and $22.1 million in 1994.

     The following table presents a three-year comparison of revenues by division.

              MOTOR CARRIER OPERATING REVENUES BY DIVISION
                             ($ in millions)
                                    1996     1995     1994
                                   ------   ------   ------
          Relocation Services      $304.0   $310.9   $325.5
          High Value Products       365.0    345.3    337.7
                                   ------   ------   ------
            Total                  $669.0   $656.2   $663.2
                                   ======   ======   ======

     RS' revenues depend on four primary segments of household goods transportation: corporate, individual, military and international shipments. RS' revenues decreased 2% in 1996 and 4% in 1995. In 1996, domestic shipments declined 4% due to weakness in all segments, and international shipments were down 1%. However, these decreases were somewhat offset by a 3% gain in average revenue per shipment. The total number of industrywide moves of domestic household goods increased about 2% in 1996; over the previous six years, it had declined about 1% per year on average.
     In 1995, international business was up 6% and domestic corporate account business was up 5%. However, these increases were more than offset by lower volume in individual and military business. Average revenue per shipment improved about 3%. There are six major van lines in this market, and competition is likely to remain intense.
     HVP's main line of business is the distribution of office products, sensitive equipment, and exhibits and displays. A Customized Logistics Services (CLS) segment provides integrated logistics services. A Blanketwrap segment provides specialized handling of uncartoned truckload freight. Two international subsidiaries provide HVP and logistics services in Europe. HVP's revenues increased 6% in 1996 and 2% in 1995. Traditional HVP business, Blanketwrap, CLS and International, all experienced growth with their major customers in 1996 and 1995. During 1996, CLS business grew by nearly 11%, due to new customer programs and expansion of the emergency parts service business. In 1995, gains in the major business segments were partially offset by a decrease in air freight revenues due to the rationalization of certain service centers. Continued growth in the CLS segment is possible, as more shippers look to sophisticated logistics providers like NAVL to provide integrated supply chain management to reduce overall shipping and handling costs.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Motor carrier operating expenses as a percentage of revenues were 95.8%, 96.9% and 96.7% in 1996, 1995 and 1994, respectively, excluding the reversals related to a former division. The improvement in 1996 was partly due to a favorable appeals decision on certain aspects of a legal claim that was reserved in 1992. Also, the CLS segment reduced its costs as it moved out of the start-up phase of several of its logistics and parts distribution programs. The increase in the 1995 operating ratio was due, in large measure, to costs associated with closing operations in Panama and discontinuing certain subsidiary operations in Canada. Both of these moves were completed in order to streamline operations and reduce costs over the long term. The costs of these programs offset other gains in operating efficiency, primarily achieved in the HVP distribution operations. Intense competition in the motor carrier industry is likely to keep margins at a modest level and will require carriers to continue to focus on cost reductions.

Income Taxes
------------
     Income tax expense in 1996 was $426.5 million for an effective rate of 35.6%, compared with an effective rate of 36.1% in 1995 and 36.3% in 1994.
     The effective rates in 1996 and 1995 were below the statutory federal and state rates as a result of investments in corporate-owned life insurance and coal-seam gas properties and from favorable adjustments upon filing the prior year tax returns. In addition, 1996 benefited from favorable adjustments resulting from settlement of federal income tax years 1990-1992. The effective rate in 1994 also was below the statutory federal and state rates due to favorable adjustments resulting from settlement of federal income tax years 1988 and 1989, an adjustment to the valuation allowance for deferred tax assets and a favorable adjustment upon filing the 1993 tax return. Deferred tax expense was an unusually high portion of total tax expense in 1994. A corresponding reduction is reflected in 1994's current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation, motor carrier restructuring and property.

Accounting Changes and New Accounting Pronouncements
----------------------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on page 60, effective January 1, 1996, NS adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which had no material effect on NS' financial statements.
     On October 10, 1996, the AICPA issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which is effective for fiscal years beginning after December 15, 1996. SOP 96-1 provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. SOP 96-1 is not expected to have a material effect on NS' financial statements.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 57). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 58). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

     ($ in millions)            1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------
     Cash and short-term
       investments             $403.4  $329.0  $306.7  $258.2  $378.1
     Current assets to
       current liabilities        1.2     1.1     1.2     1.3     1.2
     Debt-to-total
       capitalization            27.6%   25.9%   26.2%   27.4%   29.8%
     Return on average
       stockholders' equity      15.7%   15.4%*  14.4%   13.7%*  13.4%

     * Excluding unusual items: In 1995, the early retirement charge;
       and, in 1993, the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase.

     CASH PROVIDED BY OPERATING ACTIVITIES, NS' principal source of liquidity, decreased $32.7 million, or 3%, in 1996 and increased
$93.1 million, or 8%, in 1995. Since the consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending. The decrease in 1996 was largely attributable to lump-sum wage payments associated with labor contract settlements and higher income tax payments related to the settlement of federal income tax years 1990-1992. The improvement in 1995 was primarily a result of increased income from operations (excluding the early retirement charge, a non-cash item) and improved billing and collection of receivables.

                       CASH PROVIDED BY OPERATIONS
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1996      1995      1994      1993      1992      1991
       --------  --------  --------  --------  --------  --------
       $1,204.7  $1,237.4  $1,144.3  $  874.6  $  958.2  $  762.4

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     CASH USED FOR INVESTING ACTIVITIES decreased 6% in 1996, and was up 16% in 1995. Property additions account for most of the spending in this category.

     The following tables show capital spending, track and equipment statistics for the past five years.

                          CAPITAL EXPENDITURES
                          --------------------
      (Also Shown as a Graph in the Annual Report to Stockholders)
     ($ in millions) 1996*    1995*    1994     1993     1992
                    ------   ------   ------   ------   ------
     Road           $437.8   $385.7   $384.6   $417.9   $426.5
     Equipment       332.1    344.3    245.9    240.5    281.3
     Other property   26.1     33.4     82.4     10.8      8.3
                    ------   ------   ------   ------   ------
          Total     $796.0   $763.4   $712.9   $669.2   $716.1
                    ======   ======   ======   ======   ======

     * Includes non-cash equipment expenditures of $107.8 million in 1996 and $104.5 million in 1995 (see Note 6 on page 65).

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                       1996     1995     1994     1993     1992
                      ------   ------   ------   ------   ------
     Track miles of
       rail installed    401      403      480      574      660
     Miles of track
       surfaced        4,686    4,668    4,760    5,048    5,690
     New crossties
       installed
       (millions)        1.9      2.0      1.7      1.6      1.9

                    AVERAGE AGE OF RAILWAY EQUIPMENT
                    --------------------------------
     (Years)          1996     1995     1994     1993     1992
                     ------   ------   ------   ------   ------
     Freight cars     22.3     22.0     21.9     21.3     20.9
     Locomotives      15.4     15.7     15.8     15.1     14.5
     Retired
       locomotives    24.4     22.6     23.6     24.7     24.0

     Since 1988, NS has rebodied about 23,000 coal cars and plans to continue that program, although at a slower rate, in 1997. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the table above.
     Efforts to hold down capital spending while increasing business are ongoing as NS seeks to maximize utilization of its assets. In this connection, NS began an orderly disposition of approximately 17,000 freight cars in October 1994. This was substantially completed in 1996 with total proceeds of $92 million included in"Property sales and other transactions" in the 1996 and 1995 Consolidated Statements of Cash Flows.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

In 1996 and 1995, this line item also reflected proceeds from large land sales (see Note 2 on page 62).
     For 1997, NS is planning $792 million of capital spending, of which $781 million is for railway projects and $11 million is for motor carrier property. Barring unforeseen events and excluding any capital spending related to the proposed Conrail transaction (see "Proposed Acquisition of Conrail"), total capital spending is expected to continue to be similar to 1995 and 1996 levels.
     In 1994, large borrowings on corporate-owned life insurance, reflected in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows, offset much of the use of cash for property additions in that year.
     CASH USED FOR FINANCING ACTIVITIES declined 20% in 1996 and 3% in 1995. The reduction in 1996 resulted from amounts received in connection with the issuance of $200 million principal amount of medium-term notes (see Note 6 on page 65). The reduction in 1995 was primarily attributable to lower debt repayments; 1994 had included the maturity of a large mortgage.
     On January 22, 1997, NS filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $1.25 billion principal amount of debt or equity securities.
     Cash spent to purchase and retire stock was $389.4 million in 1996, $338.2 million in 1995 and $344.8 million in 1994. On October 23, 1996, NS announced that the share purchase program had been suspended (see also
Note 13 on page 75).

                      CUMULATIVE PURCHASES OF STOCK
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
            1996      1995      1994      1993      1992      1991
          --------  --------  --------  --------  --------  --------
          $3,250.5  $2,865.4  $2,531.5  $2,181.8  $2,041.9  $1,862.8

Hedging Activities
------------------
     As discussed under "Capital Leases" in Note 6 on page 65, NS has made limited use of interest rate swaps in connection with certain equipment financings.


PROPOSED ACQUISITION OF CONRAIL

     As discussed in Note 15 on page 76, NS commenced an all-cash tender offer for all Shares of Conrail Inc. (Conrail), on October 24, 1996, in response to the October 15, 1996, announcement that Conrail had entered into a merger agreement with CSX.
     On February 11, 1997, NS acquired 8.2 million shares of Conrail stock (approximately 9.9%), representing the approximate maximum number of Shares NS can buy without triggering Conrail's current anti-takeover defenses, at a cost of $115 per Share, or $943 million in the aggregate. The purchase was financed with commercial paper backed by a portion of the debt commitments secured for the transaction. These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     On February 12, 1997, NS commenced a second tender offer for the remaining Shares and has notified Conrail of its intention to conduct a proxy contest in connection with Conrail's 1997 Annual Meeting of shareholders, currently scheduled for December 19, 1997, seeking, among other things, to remove certain of the current members of the Conrail Board and to elect a new slate of nominees designated by NS.
     Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.
     For additional information concerning NS' pending tender offer for Shares not owned by NS, reference is made to NS' Tender
Offer Statement on Schedule 14D-1, together with the exhibits thereto, initially filed with the Securities and Exchange Commission on February 12, 1997, as amended.
     NS expects future cash flows of the combined entity would be sufficient to service and retire the acquisition and related debt. However, as a result of the proposed transaction and the related debt commitments, NS has been placed on the credit watch list of two major rating agencies. Furthermore, in connection with the acquisition of
8.2 million Shares, some of NS' debt ratings have already been downgraded.


ENVIRONMENTAL MATTERS

     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental protection totaled approximately $25 million in 1996 and are anticipated to increase somewhat in 1997. Capital expenditures for environmental projects amounted to approximately $6 million in 1996 and are expected to be at the same level in 1997. As of December 31, 1996, NS' balance sheet included a reserve for environmental exposures in the amount of $53 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable costs based on available information at 111 identified locations. On that date, nine sites accounted for $19 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     At many of the 111 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that The Alabama Great Southern Railroad Company (AGS), a subsidiary of NS' rail subsidiary, is responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA bases its claim of NS' responsibility primarily on the alleged activities in the 1880s of a company not at the time owned or controlled by an NS rail subsidiary, but acquired in 1916. Liability has been contested. Because the amount of liability that the EPA may assert against NS or AGS is not known, the materiality of such amount to NS' financial position, results of operation or liquidity in a particular quarter or year cannot be assessed at this time. The EPA has indicated that it has expended or expects to expend a total of approximately $130 million at the site.
With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded the probable costs based on available information for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

INFLATION

     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS, a capital-intensive company, has approximately $14 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

TRENDS

- Utility Deregulation--The potential deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation in time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant generators. The effects of deregulation on NS and on its patrons cannot be predicted with certainty; however, NS serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

- FELA--NS and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.

Item 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)
                                  Three Months Ended
                       -----------------------------------------
                       March 31   June 30    Sept. 30   Dec. 31
                       --------   --------   --------   --------
                    (In millions of dollars except per share amounts)
     1996
     ----
Transportation
 operating revenues    $1,161.5   $1,217.3   $1,211.3   $1,179.9
Income from operations    261.0      310.5      315.7      309.8
Net income                168.1      199.5      202.3      200.5
Earnings per share     $   1.31   $   1.57   $   1.61   $   1.60


     1995
     ----
Transportation
 operating revenues    $1,138.7   $1,190.2   $1,183.9   $1,155.2
Income from operations    249.1      290.1      292.1      255.0
Net income                170.7      181.2      183.9      176.9
Earnings per share     $   1.29   $   1.38   $   1.40   $   1.37

-------   -------------------------------------------

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1996, 1995 and 1994          56

          Consolidated Balance Sheets
            As of December 31, 1996 and 1995                      57

          Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995 and 1994          58

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1996, 1995 and 1994          59

          Notes to Consolidated Financial Statements              60

          Independent Auditors' Report                            79


      The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 81.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                                            Years ended December 31,
                                          1996       1995       1994
                                        --------   --------   --------
                                               ($ in millions,
                                          except earnings per share)
Transportation operating revenues:
 Railway                                $4,101.0   $4,011.8   $3,918.1
 Motor carrier                             669.0      656.2      663.2
                                        --------   --------   --------
     Total transportation
       operating revenues                4,770.0    4,668.0    4,581.3
                                        --------   --------   --------
Transportation operating expenses:
 Railway:
  Compensation and benefits (Note 10)    1,398.7    1,480.0    1,371.1
  Materials, services and rents            624.4      618.5      660.4
  Depreciation                             407.9      389.0      374.3
  Diesel fuel                              233.4      189.8      188.3
  Casualties and other claims              123.4      121.4      135.1
  Other                                    148.3      151.3      145.6
                                        --------   --------   --------
     Total railway operating expenses    2,936.1    2,950.0    2,874.8
 Motor carrier                             636.9      631.7      641.1
                                        --------   --------   --------
     Total transportation
       operating expenses                3,573.0    3,581.7    3,515.9
                                        --------   --------   --------
     Income from operations              1,197.0    1,086.3    1,065.4

Other income - net (Note 2)                115.6      141.8       85.2
Interest expense on debt (Note 5)          115.7      113.4      101.6
                                        --------   --------   --------
     Income before income taxes          1,196.9    1,114.7    1,049.0

Provision for income taxes (Note 3)        426.5      402.0      381.2
                                        --------   --------   --------
     Net income                         $  770.4   $  712.7   $  667.8
                                        ========   ========   ========

Earnings per share (Note 13)            $   6.09   $   5.44   $   4.90

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                  As of December 31,
                                                  1996         1995
                                                ---------    ---------
                                                   ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                      $   209.2    $    67.7
 Short-term investments                             194.2        261.3
 Accounts receivable net of allowance
  for doubtful accounts of $16.3 million
  and $19.1 million, respectively                   704.3        703.5
 Materials and supplies                              63.0         61.7
 Deferred income taxes (Note 3)                     158.9        144.7
 Other current assets                               127.2        103.9
                                                ---------    ---------
     Total current assets                         1,456.8      1,342.8
                                                ---------    ---------
Investments (Note 4)                                274.7        231.7
Properties less accumulated
 depreciation (Note 5)                            9,529.1      9,258.8
Other assets (Note 15)                              155.8         71.5
                                                ---------    ---------
     Total assets                               $11,416.4    $10,904.8
                                                =========    =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 6)                       $    44.0    $    45.2
 Accounts payable (Note 7)                          708.9        732.8
 Income and other taxes                             178.7        190.8
 Other current liabilities (Note 7)                 202.7        151.3
 Current maturities of long-term debt (Note 6)       56.0         85.7
                                                ---------    ---------
     Total current liabilities                    1,190.3      1,205.8
                                                ---------    ---------
Long-term debt (Note 6)                           1,800.3      1,553.3
Other liabilities (Note 9)                          987.1        965.5
Minority interests                                   49.5         52.2

Deferred income taxes (Note 3)                    2,411.6      2,299.0
                                                ---------    ---------
     Total liabilities                            6,438.8      6,075.8
                                                ---------    ---------
Stockholders' equity:
 Common stock $1.00 per share par value,
  450,000,000 shares authorized;
  issued 132,350,009 shares and
  136,285,530 shares, respectively                  132.4        136.3
 Other capital                                      462.1        430.9
 Retained income                                  4,403.7      4,282.4

 Less treasury stock at cost,
  7,252,634 shares                                  (20.6)       (20.6)
                                                ---------    ---------
     Total stockholders' equity                   4,977.6      4,829.0
                                                ---------    ---------
     Total liabilities and
       stockholders' equity                     $11,416.4    $10,904.8
                                                =========    =========

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                                              Years ended December 31,
                                             1996       1995       1994
                                           --------   --------   --------
                                                  ($ in millions)
Cash flows from operating activities:
 Net income                                $  770.4   $  712.7   $  667.8
 Reconciliation of net income to
  net cash provided by operating
  activities:
   Special charge payments                    (18.0)     (29.3)     (41.9)
   Depreciation                               429.2      413.5      403.8
   Deferred income taxes                       97.1       66.7      112.7
   Nonoperating gains and losses on
     properties and investments               (56.8)     (71.8)     (17.0)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                      (0.8)      28.1      (12.9)
      Materials and supplies                   (1.3)       0.2        8.4
      Other current assets                     (9.1)       1.4      (17.8)
      Current liabilities other than debt      (5.5)      84.2       55.5
      Other - net                              (0.5)      31.7      (14.3)
                                           --------   --------   --------
        Net cash provided by
          operating activities              1,204.7    1,237.4    1,144.3

Cash flows from investing activities:
 Property additions                          (688.2)    (658.9)    (712.9)
 Property sales and other transactions        131.1      129.5       86.1
 Investments                                  (82.0)     (67.1)     (58.7)
 Investment sales and other transactions       37.8       36.9      272.0
 Short-term investments - net                  65.6       (8.3)     (74.4)
                                           --------   --------   --------
        Net cash used for
          investing activities               (535.7)    (567.9)    (487.9)

Cash flows from financing activities:
 Dividends                                   (283.7)    (273.5)    (262.7)
 Common stock issued - net                     28.6       19.1        9.8
 Purchase and retirement of common stock     (389.4)    (338.2)    (344.8)
 Proceeds from long-term borrowings           209.6        7.6       41.4
 Debt repayments                              (92.6)     (73.8)    (123.6)
                                           --------   --------   --------
        Net cash used for
          financing activities               (527.5)    (658.8)    (679.9)

        Net increase (decrease) in cash
          and cash equivalents                141.5       10.7      (23.5)

Cash and cash equivalents:
 At beginning of year                          67.7       57.0       80.5
                                           --------   --------   --------
 At end of year                            $  209.2   $   67.7   $   57.0
                                           ========   ========   ========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)    $  127.5   $  119.4   $  114.3
  Income taxes                             $  324.1   $  282.9   $  226.4

See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity
                           Common   Other   Retained  Treasury
                           Stock   Capital   Income    Stock     Total
                           ------  -------  --------  --------  --------
                                        ($ in millions)
Balance December 31, 1993  $145.7  $417.1   $4,078.5   $(20.6)  $4,620.7
 Net income - 1994                             667.8               667.8
 Dividends on common
   stock $1.92 per
   share                                      (262.7)             (262.7)
 Purchase and
   retirement of
   common stock              (5.5)  (16.3)    (327.8)             (349.6)
 Other                        0.2     9.6       (1.2)                8.6
                           ------  ------   --------   ------   --------
Balance December 31, 1994   140.4   410.4    4,154.6    (20.6)   4,684.8
 Net income - 1995                             712.7               712.7
 Dividends on common
   stock $2.08 per
   share                                      (273.5)             (273.5)
 Purchase and
   retirement of
   common stock              (4.8)  (14.3)    (314.8)             (333.9)
 Other                        0.7    34.8        3.4                38.9
                           ------  ------   --------   ------   --------
Balance December 31, 1995   136.3   430.9    4,282.4    (20.6)   4,829.0
 Net income - 1996                             770.4               770.4
 Dividends on common
   stock $2.24 per
   share                                      (283.7)             (283.7)
 Purchase and
   retirement of
   common stock              (4.6)  (14.8)    (365.7)             (385.1)
 Other                        0.7    46.0        0.3                47.0
                           ------  ------   --------   ------   --------

Balance December 31, 1996  $132.4  $462.1   $4,403.7   $(20.6)  $4,977.6
                           ======  ======   ========   ======   ========






See accompanying notes to consolidated financial statements.

-------   -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


The following notes (which--with the exception of Note 16--are identical to those contained in the Corporation's 1996 Annual Report to Stockholders) are an integral part of the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest, and the operation of a motor carrier providing household moving and specialized freight handling services in the United States and Canada. The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). The major subsidiaries are Norfolk Southern Railway Company and North American Van Lines, Inc. (NAVL). All significant intercompany balances and transactions have been eliminated in consolidation.
     Rail freight consists of raw materials, intermediate products and finished goods classified in the following market groups: coal, paper/forest, chemicals, automotive, agriculture, metals/construction and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for almost one third of total railway operating revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value depending upon their classification as held-to-maturity, trading or available-for-sale securities. At December 31, 1996 and 1995, all "Short-term investments," consisting primarily of United States government and federal agency securities, were designated as available for sale. Accordingly, unrealized gains and losses, net of taxes, are recognized in "Stockholders' equity."

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

-------   -------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 25%. In 1996, the overall depreciation rate averaged 2.8% for roadway and 4.1% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties, other than land and non-rail assets, are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in other income (see
Note 2).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Earnings Per Share
------------------
     The number reported as "Earnings per share" in any period is computed by dividing net income by the weighted average number of common shares outstanding during that period. Decreases in the number of shares outstanding are the result of stock purchase programs as described in
Note 13.

Required Accounting Changes
---------------------------
     1996 -- Effective January 1, 1996, NS adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).
SFAS 121 establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets either to be held and used or to be held for disposal. SFAS 121 did not have a material effect on NS' financial statements.
     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard, effective for fiscal years beginning after December 15, 1995, defines a fair-value-based method of accounting for stock-based compensation plans. However, the standard also allows measurement of compensation cost using the intrinsic-value-based method of accounting prescribed in Accounting Principles
Board Opinion No. 25 (APB 25). Companies that choose to retain APB 25 for measurement purposes are required to provide certain additional footnote disclosures. NS has elected to continue recording stock-based compensation costs based on APB 25 and to provide additional disclosures.

-------   -------------------------------------------

2. OTHER INCOME - NET
                                      1996      1995      1994
                                     ------    ------    ------
                                          ($ in millions)
Interest income                      $ 22.5    $ 27.9    $ 25.5
Royalties from coal                    58.8      58.6      61.0
Gains from sale of properties
  and investments                      56.8      41.3      17.0
Gain from partial redemption of
  partnership interest                  --       30.5       --
Rental income                          20.1      20.8      19.6
Corporate-owned life
  insurance - net                       5.6       7.1       7.7
Other interest expense                (31.1)    (23.5)    (19.7)
Non-rail depletion and depreciation   (11.0)    (10.2)    (11.6)
Taxes on nonoperating property         (8.4)     (6.9)     (8.2)
Other - net                             2.3      (3.8)     (6.1)
                                     ------    ------    ------
     Total                           $115.6    $141.8    $ 85.2
                                     ======    ======    ======

3. INCOME TAXES

Provision for Income Taxes
--------------------------
                                    1996      1995      1994
                                   ------    ------    ------
                                         ($ in millions)
Current:
  Federal                          $287.8    $282.6    $226.4
  State                              41.6      52.7      42.1
                                   ------    ------    ------
       Total current taxes          329.4     335.3     268.5

Deferred:
  Federal                            79.2      57.8      99.0
  State                              17.9       8.9      13.7
                                   ------    ------    ------
       Total deferred taxes          97.1      66.7     112.7
                                   ------    ------    ------
       Provision for income taxes  $426.5    $402.0    $381.2
                                   ======    ======    ======

-------   -------------------------------------------

3. INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                          1996             1995            1994
                     --------------   --------------  --------------
                      Amount    %      Amount    %     Amount    %
                     -------- -----   -------- -----  -------- -----
                                     ($ in millions)
Federal income tax
  at statutory rate   $418.9   35.0    $390.1   35.0   $367.2  35.0
State income taxes,
  net of federal
  tax benefit           38.6    3.2      40.0    3.6     36.1   3.4
Corporate-owned
  life insurance       (15.4)  (1.3)    (17.0)  (1.5)   (10.5) (1.0)
Other - net            (15.6)  (1.3)    (11.1)  (1.0)   (11.6) (1.1)
                      ------   ----    ------   ----   ------  ----
     Provision for
       income taxes   $426.5   35.6    $402.0   36.1   $381.2  36.3
                      ======   ====    ======   ====   ======  ====

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1992. The consolidated federal income tax returns for 1993 and 1994 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

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

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences.

-------   -------------------------------------------

3. INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                              December 31,
                                           1996         1995
                                        ---------    ---------
                                             ($ in millions)
Deferred tax assets:
 Reserves, including casualty and
   other claims                         $   172.0    $   189.3
 Employee benefits                          187.5        196.1
 Retiree health and death benefit
   obligation                               147.4        148.3
 Taxes, including state and property        179.7        170.3
 Other                                       79.8         59.1
                                        ---------    ---------
     Total gross deferred
       tax assets                           766.4        763.1
 Less valuation allowance                    (2.1)        (1.5)
                                        ---------    ---------
     Net deferred tax assets                764.3        761.6
                                        ---------    ---------
Deferred tax liabilities:
 Property                                (2,902.9)    (2,821.5)
 Other                                     (114.1)       (94.4)
                                        ---------    ---------
     Total gross deferred
       tax liabilities                   (3,017.0)    (2,915.9)
                                        ---------    ---------
     Net deferred tax liability          (2,252.7)    (2,154.3)
     Net current deferred
       tax assets                           158.9        144.7
                                        ---------    ---------
     Net long-term deferred
       tax liability                    $(2,411.6)   $(2,299.0)
                                        =========    =========

     Except for amounts for which a valuation allowance is provided, Management believes the deferred tax assets will be realized. The net change in the total valuation allowance was a $0.6 million increase for 1996, a $0.1 million increase for 1995 and a $9.5 million decrease for 1994.

-------   -------------------------------------------

4. INVESTMENTS
                                           December 31,
                                         1996        1995
                                        ------      ------
                                         ($ in millions)
Corporate-owned life insurance
 at net cash surrender value            $211.5      $175.2
Marketable equity securities               6.4         5.2
Other                                     56.8        51.3
                                        ------      ------
     Total                              $274.7      $231.7
                                        ======      ======

5. PROPERTIES
                                             December 31,
                                          1996         1995
                                        ---------    ---------
                                           ($ in millions)
Transportation property:
 Road                                   $ 8,488.7    $ 8,235.7
 Equipment                                4,848.0      4,775.7
Other property                              591.2        573.7
                                        ---------    ---------
                                         13,927.9     13,585.1
Less:  Accumulated depreciation           4,398.8      4,326.3
                                        ---------    ---------
     Net properties                     $ 9,529.1    $ 9,258.8
                                        =========    =========

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1996, 1995 and 1994 was $127.6 million, $127.4 million and $119.4 million, respectively, of which $11.9 million, $14.0 million and $17.8 million was capitalized.


6. DEBT

Commercial Paper Program
------------------------
     NS' commercial paper debt totaled $516.1 million and $518.0 million as of December 31, 1996 and 1995, respectively.
     Commercial paper debt is due within one year, but $500 million has been classified as long-term because NS has the ability through a revolving credit back-up facility to convert this obligation into longer term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.
     The credit facility provides for interest on borrowings at prevailing rates and contains customary financial covenants, including an initial minimum net worth requirement of $4.0 billion.
     In connection with the tender offer to purchase up to 8.2 million shares of Conrail stock, NS has arranged for additional commercial paper debt (see Note 15).

-------   -------------------------------------------

6. DEBT (continued)

Short-Term Debt
---------------
                                           December 31,
                                        1996         1995
                                        -----        -----
                                         ($ in millions)
Commercial paper notes                  $16.1        $18.0
Other notes                              27.2         27.2
Subsidiaries' credit lines                0.7          --
                                        -----        -----
     Total                              $44.0        $45.2
                                        =====        =====

Shelf Registration
------------------
     In 1991, NS filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to
$750 million principal amount of unsecured debt securities. Through the end of 1996, $700 million principal amount of debt has been issued and sold under this shelf registration. These notes are not redeemable prior to maturity and are not entitled to any sinking fund.
                                          December 31,
                                        1996        1995
                                       ------      ------
                                        ($ in millions)
9% notes issued March 1991, due
  March 1, 2021                         $250        $250
7.875% notes issued February 1992,
  due February 15, 2004                  250         250
7.4% notes issued September 1996,
  due September 15, 2006                 100         --
7.22% notes issued September 1996,
  due September 15, 2006                 100         --
                                        ----        ----
     Total                              $700        $500
                                        ====        ====

Capital Lease Obligations
-------------------------
     During 1996 and 1995, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 6.5% for those entered into in 1996 and 8.4% for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS' use of interest rate swaps has been limited to those discussed above.

-------   -------------------------------------------

6. DEBT (continued)

Long-Term Debt
--------------
                                               December 31,
                                            1996         1995
                                          --------     --------
                                             ($ in millions)
Railroad equipment obligations at an
 average rate of 7.9% maturing to 2009    $  396.4     $  444.6
Notes at an average rate of 8.1%
 maturing to 2021                            700.0        500.0
Commercial paper classified as long-term
 debt at an average rate of 5.4%             500.0        500.0
Capitalized leases at an average rate of
 5.9% maturing to 2015                       197.0        100.9
Other debt at an average rate of 8.7%
 maturing to 2015                             62.9         93.5
                                          --------     --------
     Total long-term debt                  1,856.3      1,639.0
                                          --------     --------
     Less: Current maturities                 56.0         85.7
                                          --------     --------
     Long-term debt less current
        maturities                        $1,800.3     $1,553.3
                                          ========     ========

Long-term debt matures as follows:
 1998                                     $  114.6
 1999                                        127.2
 2000                                         57.7
 2001                                         51.8
 2002 and subsequent years                 1,449.0
                                          --------
      Total                               $1,800.3
                                          ========

     A substantial portion of NS' properties and certain investments in affiliated companies are pledged as collateral for much of the secured debt.

-------   -------------------------------------------

7. CURRENT LIABILITIES
                                              December 31,
                                          1996        1995
                                         ------      ------
                                             ($ in millions)
Accounts payable:
 Accounts and wages payable              $349.6      $385.2
 Casualty and other claims                199.6       197.4
 Vacation liability                        76.8        74.4
 Equipment rents payable - net             60.9        62.0
 Other                                     22.0        13.8
                                         ------      ------
     Total                               $708.9      $732.8
                                         ======      ======
Other current liabilities:
 Prepaid amounts on forwarded traffic    $ 62.7      $ 69.7
 Accrued acquisition costs (Note 15)       60.7        --
 Interest payable                          38.9        42.8
 Retiree health and death benefit
   obligation (Note 11)                    23.7        25.3
 Other                                     16.7        13.5
                                         ------      ------
     Total                               $202.7      $151.3
                                         ======      ======

8. LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum lease payments are as follows:
                                 Operating Leases   Capital Leases
                                 ----------------   --------------
                                          ($ in millions)
          1997                       $ 64.4            $ 28.6
          1998                         56.3              28.6
          1999                         42.1              28.6
          2000                         35.9              28.5
          2001                         33.7              28.0
          2002 and subsequent years   643.2             143.1
                                     ------            ------
               Total                 $875.6             285.4
                                     ------
          Less imputed interest
          on capital leases at an
          average rate of 7.4%                           88.4
                                                       ------
          Present value of minimum
          lease payments included
          in debt                                      $197.0
                                                       ======

-------   -------------------------------------------

8. LEASE COMMITMENTS (continued)

Operating Lease Expense
-----------------------
                                 1996       1995       1994
                                ------     ------     ------
                                      ($ in millions)
Minimum rents                   $ 77.4     $ 67.8     $ 56.1
Contingent rents                  38.3       36.0       45.4
                                ------     ------     ------
     Total                      $115.7     $103.8     $101.5
                                ======     ======     ======

9. OTHER LIABILITIES
                                         December 31,
                                       1996       1995
                                      ------     ------
                                        ($ in millions)
Casualty and other claims             $274.2     $286.5
Net pension obligation (Note 10)        89.2      102.2
Retiree health and death benefit
  obligation (Note 11)                 306.6      307.4
Other                                  317.1      269.4
                                      ------     ------
     Total                            $987.1     $965.5
                                      ======     ======

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

Pension Cost (Benefit) Components
---------------------------------
                                    1996      1995      1994
                                   -------   -------   -------
                                         ($ in millions)
Service cost-benefits earned
 during the year                   $  14.5   $  11.5   $  12.5
Interest cost on projected
 benefit obligation                   69.6      68.0      62.6
Actual return on assets in plans    (174.9)   (263.4)    (17.0)
Net amortization and deferral         85.4     177.0     (62.8)
                                   -------   -------   -------
     Net pension benefit              (5.4)     (6.9)     (4.7)
Cost of early retirement benefits     --        23.4      --
                                   -------   -------   -------
     Total                         $  (5.4)  $  16.5   $  (4.7)
                                   =======   =======   =======

-------   -------------------------------------------

10. PENSION PLANS (continued)

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:
                                   1996      1995      1994
                                   -----     -----     -----
Discount rate for determining
  funded status                    7.75%     7.25%     8.50%
Future salary increases            5.25%        6%        6%
Return on assets in plans             9%        9%        9%

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                            December 31,
                              ---------------------------------------
                                      1996                1995
                              ------------------- -------------------
                               Funded   Unfunded   Funded   Unfunded
                               Plans     Plans     Plans     Plans
                              --------  --------  --------  --------
                                          ($ in millions)
Actuarial present value of
 benefit obligations:
  Vested benefits             $  784.3   $ 58.9   $  812.5   $ 51.7
  Non-vested benefits              8.1     --          6.6      0.3
                              --------   ------   --------   ------
   Accumulated benefit
     obligation                  792.4     58.9      819.1     52.0
  Effect of expected future
    salary increases              68.9      5.6      115.3     11.5
                              --------   ------   --------   ------
   Projected benefit
     obligation                  861.3     64.5      934.4     63.5
Fair value of assets in plans  1,191.0     --      1,088.8     --
                              --------   ------   --------   ------
   Funded status                 329.7    (64.5)     154.4    (63.5)

Unrecognized initial
 net asset                       (29.4)    --        (35.9)    --
Unrecognized (gain) loss        (336.9)    21.0     (169.2)    21.5
Unrecognized prior
 service cost                    (11.8)     2.7      (12.8)     3.3
                              --------   ------   --------   ------
   Net pension liability
     included in the
     balance sheets           $  (48.4)  $(40.8)  $  (63.5)  $(38.7)
                              ========   ======   ========   ======

Early Retirement Program in 1995
--------------------------------
     During 1995, NS completed a voluntary early retirement program for certain salaried employees. The principal benefit for those who participated in this program was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for the 272 employees who accepted the offer is included in

-------   -------------------------------------------

10. PENSION PLANS (continued)

"Compensation and benefits" expense and totaled $33.6 million (including $8.3 million related to postretirement benefits other than pensions).

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. NS' expenses under these plans were $8.1 million, $7.0 million and $5.1 million in 1996, 1995 and 1994, respectively.

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

     A summary of the postretirement benefit cost follows:
                                 1996      1995      1994
                                ------    ------    ------
                                      ($ in millions)
Service cost-benefits
 attributable to service
 during the year                $ 11.1    $ 10.2    $ 14.5
Interest cost on accumulated
 postretirement benefit
 obligation                       25.1      28.6      25.0
Actual return on plan assets     (13.7)    (17.6)     --
Net amortization and deferral     (5.2)      0.9     (14.6)
                                ------    ------    ------
     Net postretirement
     benefit cost               $ 17.3    $ 22.1    $ 24.9
Cost of early retirement
 benefits                         --         8.3      --
                                ------    ------    ------
     Total                      $ 17.3    $ 30.4    $ 24.9
                                ======    ======    ======

-------   -------------------------------------------

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                          December 31,
                                  1996                    1995
                          ------------------      ------------------
                           Health                  Health
                            Care     Death          Care     Death
                          Benefits  Benefits      Benefits  Benefits
                          --------  --------      --------  --------
                                       ($ in millions)
Accumulated postretire-
 ment benefit obligation:
  Retirees                $ 170.2   $  83.1       $ 225.6   $  83.8
  Fully eligible active
   plan participants         23.0       7.2          23.9       8.0
  Other active plan
   participants              46.4      12.1          52.7      12.8
                          -------   -------       -------   -------
       Total                239.6     102.4         302.2     104.6
Plan assets at fair value    85.8      --            72.1      --
                          -------   -------       -------   -------
       Funded status       (153.8)   (102.4)       (230.1)   (104.6)

Unrecognized loss (gain)    (23.7)     (2.6)         59.4       4.1
Unrecognized prior
 service cost (benefit)     (47.7)     (0.1)        (61.5)     --
                          -------   -------       -------   -------
       Accrued postretire-
         ment benefit
         obligation       $(225.2)  $(105.1)      $(232.2)  $(100.5)
                          =======   =======       =======   =======

     For measurement purposes, a 10.4% increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by about $27 million and the aggregate of the service and interest cost components of net postretirement benefit cost for the year 1996 by about $4 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 10).
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $3.6 million, $3.7 million and $4.8 million in 1996, 1995 and 1994, respectively.

-------   -------------------------------------------

12. LONG-TERM INCENTIVE PLAN

     Under the stockholder-approved Long-Term Incentive Plan, a committee of non-employee directors of the Board may grant stock options, stock appreciation rights (SARs) and performance share units (PSUs), up to a maximum 17,675,000 shares of Norfolk Southern common stock. Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Norfolk Southern Common Stock on the date of grant.
     The plan also permits the payment--on a current or a deferred basis and in cash or in stock--of dividend equivalents on shares of common stock covered by options or PSUs granted after December 31, 1989, in an amount commensurate with dividends paid on common stock. Tax absorption payments, in an amount estimated to equal the federal and state income taxes applicable to shares of common stock issued subject to a share retention agreement, also are authorized.
     Plan participants surrendered, without cash or other consideration, all outstanding SARs granted after 1988 because of regulations issued by the Securities and Exchange Commission in 1991. Future grants of SARs are not anticipated at this time. SARs outstanding as of each year end were:
32,648 in 1996; 46,562 in 1995; and 74,519 in 1994.

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plan. Accordingly, SARs, PSUs, tax absorption and dividend equivalents result in charges to earnings, while stock options have no effect on earnings. Compensation costs were $35.4 million, $42.9 million and $14.3 million for 1996, 1995 and 1994, respectively. Had compensation cost been determined based on SFAS 123 using the Black-Scholes option-pricing model, net income would have been reduced no more than $10 million in each year.
     Based on current and anticipated use of stock-based compensation, it is not envisioned that the effect of SFAS 123's accounting provisions would be material in any future period.

-------   -------------------------------------------

12. LONG-TERM INCENTIVE PLAN (continued)

Stock Option Activity
---------------------
                                              Weighted Average
                        Option Shares          Exercise Price
                        -------------         ----------------
Balance 12/31/93          2,895,407                $47.44
Granted                     703,750                 72.94
Exercised                   (93,383)                35.37
Surrendered for SAR          (7,472)                26.63
Cancelled                    --                      --
                          ---------
Balance 12/31/94          3,498,302                 52.94
Granted                     718,250                 62.50
Exercised                  (656,743)                43.82
Surrendered for SAR         (13,440)                23.94
Cancelled                    (3,750)                69.46
                          ---------
Balance 12/31/95          3,542,619                 56.66
Granted                     685,000                 78.06
Exercised                  (549,581)                53.87
Surrendered for SAR          (5,000)                22.25
Cancelled                   (46,859)                58.85
                          ---------
Balance 12/31/96          3,626,179                $61.15

     Except for those granted during the year, all outstanding options were exercisable at December 31. The difference between the weighted average exercise prices for all outstanding options and those exercisable at December 31 was not significant.

Stock Options Outstanding
-------------------------
           Exercise Price
   -------------------------------      Number      Weighted Average
                          Weighted   Outstanding       Remaining
          Range           Average    at 12/31/96    Contractual Life
   --------------------   --------   -----------    ----------------
     $22.25               $22.25         56,620        0.9 years
      33.06 to  42.75      38.84        747,359        3.3 years
      56.44 to  72.94      64.63      2,149,200        6.8 years
      78.06                78.06        673,000        9.1 years
                                      ---------
     $22.25 to $78.06     $61.15      3,626,179        6.4 years
                                      =========

Performance Share Units
-----------------------
     PSUs were added to the Long-Term Incentive Plan as approved in 1989 and amended in 1995. PSUs entitle participants to earn shares of common stock at the end of a three-year performance cycle based upon achievement of certain predetermined corporate performance goals. PSU grants and grant-date fair values were 200,400 and $78.06 in 1996; 252,500 and $62.50 in 1995; and 163,000 and $72.94 in 1994, respectively. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

-------   -------------------------------------------

12. LONG-TERM INCENTIVE PLAN (continued)

Shares Available and Issued
---------------------------
     Shares of stock available for future grants or issued in connection with all features of the Long-Term Incentive Plan were as follows:
                        1996           1995           1994
                     ---------      ---------      ---------
Available for future
 grants 12/31        6,325,584      7,143,126      2,060,796

Shares of common
 stock issued          690,872        807,760        190,060

13. STOCK PURCHASE PROGRAMS

     Since 1987, the Board of Directors has authorized the purchase and retirement of up to 95 million shares of common stock. Purchases under the programs have been made with internally generated cash, and with proceeds from the sale of commercial paper notes and from the issuance of long-term debt.
     Since the first purchases in December 1987 and through October 22, 1996, NS had purchased and retired 68,545,000 shares of its common stock under these programs at a cost of $3.2 billion.
     On October 23, 1996, NS announced that the stock purchase program had been suspended (see also Note 15). Future purchase decisions are dependent on the outcome of the proposed Conrail acquisition, the economy, cash needs and alternative investment opportunities.


14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.
     The fair value of long-term "Investments" approximated $353 million and $297 million at December 31, 1996 and 1995, respectively (see Note 4 for carrying values of "Investments"). The fair value of corporate-owned life insurance approximates carrying value. Quoted market prices were used to determine the fair value of marketable equity securities which are recorded at fair value. Marketable securities reflect $3.4 million and $3.5 million of unrealized holding gains at December 31, 1996 and 1995, respectively. Underlying net assets were used to estimate the fair value of other investments; however, if any such investment was sold after the end of the year, its sale price determined its fair value for these purposes.
     The fair value of "Long-term debt," including current maturities, approximated $1.95 billion at December 31, 1996, and $1.77 billion at December 31, 1995. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see
Note 6 for carrying values of "Long-term debt"). The fair value of interest rate swaps is immaterial.

-------   -------------------------------------------

15. COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Conrail
-------------------------------
     On October 23, 1996, NS announced its intention to commence an all-cash tender offer for all shares of Conrail Inc. (Conrail), a Pennsylvania corporation. On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase all outstanding shares of Conrail's common stock and Series A ESOP Convertible Junior Preferred Stock (collectively, the Shares), including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per Share--approximately $9.1 billion in the aggregate. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 in cash per Share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. On November 6, 1996, CSX and Conrail announced that CSX had raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain Conrail stockholders would receive shares of CSX common stock. On November 8, 1996, NS announced that it had increased its all-cash offer to $110 per Share--approximately
$10.0 billion in the aggregate. On December 19, 1996, CSX and Conrail announced that CSX was adding preferred stock (convertible into CSX common stock) to its offer--a feature said to be worth $16 per Share. On December 20, NS increased its all-cash offer to $115 per Share-- approximately $11 billion in the aggregate--and on January 13, 1997, NS announced that it would offer to purchase up to 8.2 million Shares (approximately 9.9%), the approximate maximum number of Shares NS can buy without triggering Conrail's current anti-takeover defenses, for $115 per Share, if Conrail stockholders disapproved at a special meeting certain management recommendations designed to facilitate the merger with CSX.
     At that special meeting on January 17, 1997, Conrail stockholders did disapprove those recommendations. Accordingly, on January 22, 1997, NS amended its pending all-cash tender offer by reducing the number of Shares sought to 8.2 million; on February 11, 1997, it acquired
8.2 million Shares for a total of $943 million, pursuant to that amended offer. These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss. The Conrail board repeatedly has affirmed its commitment to a merger with CSX.
     On February 12, 1997, NS commenced a second tender offer for the remaining Shares. NS' second tender offer is conditioned upon, among other things, the valid tender of at least Shares sufficient, with those already owned by NS, to constitute at least a majority of the Shares on a fully diluted basis, Subchapter 25F of Pennsylvania's
Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. NS has received a favorable opinion from the STB regarding the use of a voting trust and has obtained sufficient financing commitments (see below).
     The STB has proposed a schedule for handling Conrail control applications which could result in an STB decision in late 1997 or early 1998. If the STB does not approve NS' application or if NS deems any conditions imposed by the STB too onerous, NS would have the right and obligation to sell all Shares held in the voting trust. Such a disposition could result in a significant loss.
     Through December 31, 1996, NS had incurred $76 million of costs associated with the proposed acquisition. These costs, most of which are debt commitment fees, are reflected in the Consolidated Balance Sheet in "Other assets" and, for the portion accrued, in "Other current liabilities" (see Note 7).
     See also Note 16.

-------   -------------------------------------------

15. COMMITMENTS AND CONTINGENCIES (continued)

Debt Commitments
----------------
     In connection with the proposed acquisition of Conrail, NS has secured debt commitments sufficient for the tender offer and subsequent merger. The commitments expire on August 1, 1997, except for a portion of a revolving credit facility expiring on August 1, 1998. The total commitment fees will approximate $200 million if the entire facility is used. At December 31, 1996, $57 million of commitment fees had been incurred.
     In connection with the purchase of the 8.2 million Shares, NS arranged for additional commercial paper debt in an aggregate amount not to exceed $1.0 billion. All or part of this amount could be refinanced either by issuing additional commercial paper or through drawing on the debt commitment that has been arranged in connection with the all-cash $115 per share tender offer for all Shares.

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

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of December 31, 1996, NS' balance sheet included a reserve for environmental exposures in the amount of $53 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable costs at 111 identified locations based on available information. On that date, nine sites accounted for $19 million of the reserve, and no individual site was considered to be material. NS anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.

-------   -------------------------------------------

15. COMMITMENTS AND CONTINGENCIES (continued)

     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS' traffic mix can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded the probable costs based on available information for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Change-in-Control Arrangements
------------------------------
     Norfolk Southern has compensation agreements with officers and certain key employees, which become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual`s involuntary or other specified termination and for certain other benefits.

Capital Expenditure Commitment
------------------------------
     In connection with a long-term transportation contract entered into during 1996, NS has committed to construct and operate four motor vehicle distribution centers. These facilities are scheduled for completion in 1998.

Debt Guarantees
---------------
     As of December 31, 1996, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $50.7 million of indebtedness of related entities.


16. EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS'
    REPORT-CONRAIL DEVELOPMENTS (UNAUDITED)

     Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.

                      INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Norfolk Southern Corporation:

We have audited the consolidated financial statements of Norfolk Southern Corporation and subsidiaries as listed in the index in Item 8. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in
Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                   /s/ KPMG Peat Marwick LLP






Norfolk, Virginia
January 28, 1997, except as to the second and third paragraphs of
Note 15, which are as of February 12, 1997

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated April
1, 1997, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 8, 1997, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on page 25 under "Executive Officers of the Registrant."

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:          Page
          ------------------------------------------           ----
          Consolidated Statements of Income
            Years ended December 31, 1996, 1995 and 1994         56

          Consolidated Balance Sheets
            As of December 31, 1996 and 1995                     57

          Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995 and 1994         58

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1996, 1995 and 1994         59

          Notes to Consolidated Financial Statements             60

          Independent Auditors' Report                           79


     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule   Page
          --------------------------------------------------   ----
          Schedule II - Valuation and Qualifying Accounts        88

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable or because the information is included in the consolidated financial statements or related notes.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

     3.   Exhibits

Exhibit
Number                       Description
-------   --------------------------------------------------
  3       Articles of Incorporation and Bylaws -

  3(i)    The Restated Articles of Incorporation of Norfolk
          Southern Corporation are incorporated herein by reference from Exhibit 3(i) to Norfolk Southern's
          1995 Annual Report in Form 10-K.

  3(ii) The Bylaws of Norfolk Southern Corporation, as amended July 23, 1996, are incorporated herein by reference from Norfolk Southern's Form 10-Q report for the quarter ended September 30, 1996.

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

          Management Compensation Plans
          -----------------------------
          (b)  The Norfolk Southern Corporation
          Management Incentive Plan, as amended effective
          January 1, 1996, is incorporated herein by reference from
          Exhibit 10(b) to Norfolk Southern's 1995 Annual Report on Form 10-K.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                       Description
-------   --------------------------------------------------
          (c)  The Norfolk Southern Corporation
          Executive Management Incentive Plan, effective
          January 1, 1996, is incorporated herein by reference from
          Exhibit 10(c) to Norfolk Southern's 1995 Annual Report on Form 10-K.

          (d)  The Norfolk Southern Corporation
          Long-Term Incentive Plan as amended effective
          January 23, 1996, is incorporated herein by reference from
          Exhibit 10(d) to Norfolk Southern's 1995 Annual Report on Form 10-K.

          (e)  The Norfolk Southern Corporation Officers'
          Deferred Compensation Plan is incorporated herein by reference from Exhibit 10(g) to Norfolk Southern's 1993 Annual Report on Form 10-K.

          (f)  The Directors' Deferred Fee Plan of
          Norfolk Southern Corporation, as amended effective May 9, 1996, is incorporated herein by reference from
          Exhibit 10(f) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (g) The Norfolk Southern Corporation Directors' Restricted Stock Plan effective January 1, 1994, is incorporated herein by reference from Exhibit 99 to Norfolk Southern's Form S-8 filed electronically on January 26, 1994.

          (h) Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern
          Corporation and certain executive officers
          (including those defined as "named executive officers" and identified in the Corporation's
          Proxy Statement for the 1997 Annual Meeting of
          Stockholders) is incorporated herein by reference from Exhibit 10 to Norfolk Southern's Form 10-Q
          Report for the quarter ended June 30, 1996.

          (i) Norfolk Southern Corporation Supplemental
          (formerly, Excess) Benefit Plan, as amended January 28, 1997, with such amendment to be effective as of January 1, 1996, subject to receipt of Internal Revenue Service approval of a coordinating provision in the Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, is filed herewith.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                       Description
-------   --------------------------------------------------

          (j) The Norfolk Southern Corporation Directors'
          Charitable Award Program, effective February 1, 1996, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (k) The Norfolk Southern Corporation Directors'
          Pension Plan, as amended effective June 1, 1996, is incorporated herein by reference from Exhibit 10(k) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (l) The Norfolk Southern Corporation Directors'
          Deferred Stock Unit Program, effective May 9, 1996, is incorporated herein by reference from Exhibit 10(l) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (m)  The Excess Long-Term Disability Plan of
          Norfolk Southern Corporation and Participating
          Subsidiary Companies, effective October 1, 1995, is incorporated herein by reference from
          Exhibit 10(m) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

 11       Statement re:  Computation of Per Share Earnings.

 12       Statement re:  Computation of Ratio of Earnings to
          Fixed Charges.

 21       Subsidiaries of the Registrant.

 23       Consents of Experts and Counsel -

            Consent of Independent Auditors.

 27       Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1996.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                       Description
-------   --------------------------------------------------

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1997.


                                   NORFOLK SOUTHERN CORPORATION


                         By /s/ David R. Goode
                             -----------------------------------------
                             (David R. Goode, Chairman, President and
                                     Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of March, 1997, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

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

/s/ Henry C. Wolf
------------------------------     Executive Vice President-Finance
   (Henry C. Wolf)                 (Principal Financial Officer)


/s/ John P. Rathbone
------------------------------     Vice President and Controller
   (John P. Rathbone)              (Principal Accounting Officer)


/s/ Gerald L. Baliles
------------------------------               Director
   (Gerald L. Baliles)

        Signature                   Title
        ---------                   -----



/s/ Carroll A. Campbell, Jr.
------------------------------               Director
   (Carroll A. Campbell, Jr.)



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


/s/ E. B. Leisenring, Jr.
------------------------------               Director
   (E. B. Leisenring, Jr.)


/s/ Arnold B. McKinnon
------------------------------               Director
   (Arnold B. McKinnon)


/s/ Jane Margaret O'Brien
------------------------------               Director
   (Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------               Director
   (Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1994, 1995 and 1996
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                          Beginning             Other                 Ending
                           Balance   Expenses  Accounts   Deductions  Balance
                          ---------  --------  --------   ----------  -------
Year ended December 31, 1994
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $ 10.9    $ --     $ --       $  9.5      $  1.4
Casualty and other claims
 included in other
 liabilities                $321.2    $120.2   $  2.5<F1> $138.9<F2>  $305.0
Current portion of
 casualty and other
 claims included
 in accounts payable        $185.1    $ 49.9   $163.7<F1> $207.5<F3>  $191.2


Year ended December 31, 1995
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $  1.4    $ --     $  0.1     $ --        $ 1.5
Casualty and other claims
 included in other
 liabilities                $305.0    $ 99.5   $  3.1<F1> $121.1<F2>  $286.5
Current portion of
 casualty and other
 claims included
 in accounts payable        $191.2    $ 63.6   $172.6<F1> $230.0<F3>  $197.4


<F1> Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.

                                                        (continued)

                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1994, 1995 and 1996 (continued)
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                          Beginning             Other                 Ending
                           Balance   Expenses  Accounts   Deductions  Balance
                          ---------  --------  --------   ----------  -------
Year ended December 31, 1996
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $  1.5    $  0.6   $  --      $  --      $  2.1
Casualty and other claims
 included in other
 liabilities                $286.5    $115.4   $  4.0<F1> $131.7<F2> $274.2
Current portion of
 casualty and other
 claims included
 in accounts payable        $197.4    $ 61.4   $157.2<F1> $216.4<F3> $199.6


<F1> Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                        Description                     Number
---------- -------------------------------------------------  ------

  10(i)    Norfolk Southern Corporation Supplemental
           (formerly, Excess) Benefit Plan.                    91-95

  11       Statement re:  Computation of Per Share Earnings.   96-97

  12       Statement re:  Computation of Ratio of Earnings
           to Fixed Charges.                                      98

  21       Subsidiaries of Norfolk Southern Corporation.      99-101

  23       Consent of Independent Auditors.                      102

  27       Financial Data Schedule (This exhibit is
           required to be submitted electronically
           pursuant to the rules and regulations of
           the Securities and Exchange Commission and
           shall not be deemed filed for purposes of
           Section 11 of the Securities Act of 1933
           or Section 18 of the Securities Exchange
           Act of 1934).                                         103





Exhibits 10(i) and 27 are not included in copies assembled for public dissemination. If you have a need for this type of information, we will be pleased to send it to you. Write to:

                      Office of Corporate Secretary
                      Norfolk Southern Corporation
                         Three Commercial Place
                      Norfolk, Virginia 23510-9211