Form 10-Q
period 1997-03-31
NORFOLK SOUTHERN CORP
filed 1997-05-14
CIK 702165

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
                       Commission file number 1-8339


                       NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Virginia                                52-1188014
------------------------------------------      --------------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)

         Three Commercial Place
           Norfolk, Virginia                            23510-2191
------------------------------------------      --------------------------
 (Address of principal executive offices)                Zip Code


Registrant's telephone number, including area code       (757) 629-2680
                                                       -------------------


                                 No Change
--------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (X) Yes   ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1997
                -----                 --------------------------------
     Common Stock (par value $1.00)     125,454,372 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I. Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income
                   Three Months March 31, 1997 and 1996              3

                   Consolidated Balance Sheets
                   March 31, 1997, and December 31, 1996             4

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996      5-6

                   Notes to Consolidated Financial Statements     7-10

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 11-18

Part II. Other Information:

         Item 1.   Legal Proceedings                                19

         Item 6.   Exhibits and Reports on Form 8-K                 19

Signatures                                                          20

Index to Exhibits                                                   21

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
             (In millions of dollars except per share amounts)
                                (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                         1997      1996
                                                       --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                                                 $  326.1  $  323.8
  General merchandise                                     594.2     574.1
  Intermodal                                              125.7     118.8
                                                       --------  --------
       Total railway                                    1,046.0   1,016.7
 Motor carrier (Note 6)                                   203.7     198.3
                                                       --------  --------
       Total transportation operating revenues          1,249.7   1,215.0
                                                       --------  --------

TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits                               361.9     377.3
  Materials, services and rents                           169.4     151.9
  Depreciation                                            102.9     100.3
  Diesel fuel                                              62.7      55.4
  Casualties and other claims                              29.0      34.7
  Other                                                    38.6      35.2
                                                       --------  --------
       Total railway                                      764.5     754.8
 Motor carrier (Note 6)                                   199.6     199.2
                                                       --------  --------
       Total transportation operating expenses            964.1     954.0
                                                       --------  --------
       Income from operations                             285.6     261.0

Other income (expense):
 Interest income                                            6.3       5.8
 Interest expense on debt (Note 4)                        (38.4)    (27.6)
 Charge for credit facility costs (Note 3)                (77.2)     --
 Other - net                                               22.2      27.6
                                                       --------  --------
       Total other income (expense)                       (87.1)      5.8
                                                       --------  --------
       Income before income taxes                         198.5     266.8

Provision for income taxes                                 70.7      98.7
                                                       --------  --------
       NET INCOME                                      $  127.8  $  168.1
                                                       ========  ========

Per share amounts (Note 5):
 Net income                                            $   1.02  $   1.31
 Dividends                                                 0.60      0.56

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)

                                                March 31,     December 31,
                                                   1997           1996
                                               -----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   139.5      $   209.2
 Short-term investments                             185.7          194.2
 Accounts receivable - net                          748.7          704.3
 Materials and supplies                              64.8           63.0
 Deferred income taxes                              139.5          158.9
 Other current assets                               108.8          127.2
                                                ---------      ---------
     Total current assets                         1,387.0        1,456.8

Investments (Note 2)                              1,266.1          274.7
Properties less accumulated depreciation          9,677.6        9,529.1
Other assets (Note 3)                               101.6          155.8
                                                ---------      ---------
     TOTAL ASSETS                               $12,432.3      $11,416.4
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    44.0
 Accounts payable                                   679.0          708.9
 Income and other taxes                             217.7          178.7
 Other current liabilities                          161.9          202.7
 Current maturities of long-term debt                56.0           56.0
                                                ---------      ---------
     Total current liabilities                    1,141.8        1,190.3

Long-term debt (Note 4)                           2,843.6        1,800.3
Other liabilities                                   959.7          987.1
Minority interests                                   49.7           49.5

Deferred income taxes                             2,392.5        2,411.6
                                                ---------      ---------
     TOTAL LIABILITIES                            7,387.3        6,438.8
                                                ---------      ---------
Stockholders' equity:
 Common stock $1.00 per share par value             132.7          132.4
 Additional paid in capital                         488.1          462.1
 Retained income                                  4,444.8        4,403.7

 Less treasury stock at cost, 7,252,634 shares      (20.6)         (20.6)
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,045.0        4,977.6
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $12,432.3      $11,416.4
                                                =========      =========

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                        1997         1996
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   127.8   $   168.1
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)             77.2        --
     Depreciation                                         107.8       105.6
     Deferred income taxes                                  7.5        13.9
     Nonoperating gains and losses on properties
       and investments                                    (10.4)      (15.9)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (44.4)      (31.1)
         Materials and supplies                            (1.8)       (2.3)
         Other current assets                               7.2        12.1
         Current liabilities other than debt               18.7        67.7
         Other - net                                      (18.2)        2.4
                                                      ---------   ---------
            Net cash provided by operating activities     271.4       320.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                             (229.5)     (163.0)
 Property sales and other transactions                     17.5        24.0
 Investment in Conrail                                   (959.2)       --
 Investments, including short-term                       (119.2)      (83.4)
 Investment sales and other transactions                  102.8        81.5
                                                      ---------   ---------
            Net cash used for investing activities     (1,187.6)     (140.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                (75.1)      (71.9)
 Common stock issued - net                                  9.7        11.2
 Purchase and retirement of common stock                   --        (108.6)
 Commercial paper proceeds (Note 4)                       993.1        --
 Credit facility costs paid (Note 3)                      (70.9)       --
 Proceeds from long-term borrowings (Note 4)                1.2         5.6
 Debt repayments                                          (11.5)      (11.8)
                                                      ---------   ---------
            Net cash provided by (used for)
             financing activities                         846.5      (175.5)
                                                      ---------   ---------
            Net increase (decrease) in cash
             and cash equivalents                         (69.7)        4.1

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     209.2        67.7
                                                      ---------   ---------
 At end of period                                     $   139.5   $    71.8
                                                      =========   =========

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                        1997         1996
                                                      ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)              $    52.2    $   43.1
   Income taxes                                       $     4.3    $    2.7

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997, and 1996.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Commitments and Contingencies

   Except as discussed below, there have been no significant changes since year-end 1996 in the matters as discussed in NOTE 15, COMMITMENTS AND CONTINGENCIES, and NOTE 16, EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT-CONRAIL DEVELOPMENTS, appearing in the NS Annual Report on Form 10-K for 1996, Notes to Consolidated Financial Statements, beginning on page 76.

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL)
   -------------------------------------------
   On February 11, 1997, pursuant to its tender offer as then amended, NS purchased 8.2 million Conrail shares at $115 in cash per share, or $943 million in the aggregate.

   On April 8, 1997, NS and CSX Corporation (CSX) entered into an agreement ("Agreement") providing for a joint acquisition of Conrail. The two companies will form a jointly owned entity to acquire all outstanding shares of Conrail, not currently held by NS or CSX, for $115 in cash per share, pursuant to a tender offer scheduled to expire May 23, 1997, followed by a second-step merger. Following the joint acquisition of the Conrail shares and receipt of all required regulatory approvals, most of the assets and liabilities of Conrail are expected to be allocated between NS and CSX pursuant to leasing, operating, partnership or other arrangements yet to be negotiated by NS and CSX. NS will contribute $5.9 billion for its 58 percent share of the purchase price of the Conrail shares, and CSX will contribute $4.3 billion for its 42 percent share (including amounts previously paid by NS and CSX to acquire Conrail shares).

   Conrail tender offer and merger shares purchased previously by NS and CSX, and Conrail shares purchased will be placed in a joint voting trust pending STB approval. NS and CSX intend to file a joint application with the Surface Transportation Board (STB) in June 1997 seeking approval of the proposed acquisition of Conrail. The approval of the STB, while expected, cannot be assumed and is not likely to be effective prior to April 1, 1998.

   NS intends to account for its investment in Conrail using the equity method of accounting following consummation of the joint acquisition

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

2. Commitments and Contingencies (continued)

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL) (continued)
   -------------------------------------------
   and during the period Conrail shares are held in a voting trust--a period that will extend at least until the effective date of the STB's decision approving the transactions contemplated by the Agreement (if such approval is obtained). The method of accounting for the investment in Conrail subsequent to the voting trust being dissolved will depend on the ownership arrangement that is ultimately negotiated between NS and CSX, and approved by the STB, and the determination of whether and how controlling financial interests will be established for selected assets, liabilities and operations of Conrail. Additionally, the terms of leases, operating, partnership and other arrangements, yet to be negotiated, will impact the accounting. It is also expected that some of the assets and operations of Conrail will remain subject to joint control by NS and CSX and thus will continue to be accounted for using the equity method of accounting post STB approval.

   The Conrail shares purchased on February 11, 1997, were financed with commercial paper debt (see Note 4, "Commercial Paper"). During the second quarter of 1997, NS intends to finance the remaining approximately $5 billion cost of the Conrail transaction by accessing both public and private markets by issuing commercial paper and term debt.

   DEBT COMMITMENTS
   ----------------
   Following the April 8, 1997, Agreement with CSX, NS terminated all but $1.65 billion of the commitments available under a $13.0 billion credit agreement dated February 10, 1997, as amended. The February credit agreement provided financing for NS' then-proposed acquisition of all Conrail shares. NS has begun negotiating a new credit agreement to provide a bank facility of up to $7.0 billion. During the second quarter of 1997, NS intends to finance the remaining approximately $5 billion cost of the Conrail transaction by accessing both public and private markets by issuing commercial paper and term debt. NS has entered into certain agreements to hedge its exposure to changes in interest rates. The total notional amount of such contracts and agreements is $1.25 billion. As a result, NS is exposed to the market risk associated with interest rate fluctuations until the contracts and agreements are terminated. NS expects to terminate them when the term debt is issued and account for any gain or loss, which is not expected to be material, as a component of interest expense over the life of the term debt. Counterparties to the contracts and agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

3. Charge for Credit Facility Costs

   NS recorded a $77.2 million pretax charge in the first quarter of 1997 for the direct costs, principally loan commitment fees, of having secured and maintained certain now-terminated commitments under the February credit agreement (see Note 2, "Debt Commitments"). This charge reduced first-quarter net income by $49.7 million, or $0.40 per share.

4. Long-Term Debt

   SHELF REGISTRATIONS
   -------------------
   On January 22, 1997, and on March 27, 1997, NS filed with the
   Securities and Exchange Commission shelf registration statements on Form S-3 covering the issuance of up to $1.25 billion and $3.0 billion, respectively, principal amount of any combination of debt or equity securities.

   COMMERCIAL PAPER
   ----------------
   In February 1997, NS issued $1.0 billion of commercial paper debt to finance its purchase of 8.2 million Conrail shares (see Note 2, "Joint Acquisition of Conrail Inc."). The debt has been classified as long-term because NS has the ability, through a revolving back-up facility, to convert this obligation into longer-term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

   CAPITAL LEASE OBLIGATIONS
   -------------------------
   During the first quarters of 1997 and 1996, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $44.7 million in 1997 and $74.4 million in 1996 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of 6.83 percent for the lease entered into in 1997, and between 6.20 percent and 6.75 percent for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

5. Earnings Per Share

   "Earnings per share" is computed by dividing net income by the weighted average number of common shares outstanding as follows:
                                                Three Months Ended
                                                     March 31,
                                                 1997        1996
                                                -------    -------
                                                  (In thousands)
   Average number of shares outstanding         125,255    128,215

   The decrease in the average number of shares outstanding is a result of the stock purchase program which was suspended on October 23, 1996.

6. Reclassification of Motor Carrier Revenues and Expenses

   Motor carrier revenues and expenses have been reclassified to conform to a change in presentation made in the first quarter of 1997 from a net basis to a gross basis. Certain motor carrier expenses previously reported net in revenues have been reclassified to motor carrier expenses to conform with recent industry reporting practices. Motor carrier operating income is not affected by this change in presentation, and first-quarter 1996 has been reclassified to conform to the 1997 presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the first quarter of 1997 was $127.8 million, a decrease of $40.3 million, or 24 percent, compared with first-quarter 1996. Included in 1997's results was a $77.2 million ($49.7 million after-tax) charge for costs related to the February credit agreement which had been established and maintained to purchase all Conrail shares (see Note 3). Excluding the charge, first-quarter net income was $177.5 million, up $9.4 million, or 6 percent, compared with the same period last year. A $24.6 million, or 9 percent, increase in operating income more than offset a $15.7 million decrease in nonoperating income (excluding the charge for credit facility costs) that principally resulted from higher interest expense.

Railway Operating Revenues
--------------------------
Railway operating revenues were a record $1.05 billion for the first quarter, a $29.3 million, or 3 percent, increase, compared with the same period last year.  As shown in the table below, the improvement was the result of increased traffic volume.
                                               First Quarter
                                               1997 vs. 1996
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)
     Traffic volume (carloads)                    $ 42.3
     Revenue per unit                              (13.0)
                                                  ------
                                                  $ 29.3
                                                  ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                 Revenues                Carloads
                             1997       1996          1997      1996
                           --------   --------       -------   -------
                             ($ in millions)           (in thousands)
Coal                       $  326.1   $  323.8         327.7     319.6

Chemicals                     147.2      141.1         100.6      96.6
Paper/forest                  134.8      129.7         114.7     109.8
Automotive                    123.8      118.3          92.1      83.8
Agriculture                    99.2      101.6          91.0      93.1
Metals/construction            89.2       83.4          87.2      82.7
                           --------   --------       -------   -------
  General merchandise         594.2      574.1         485.6     466.0

Intermodal                    125.7      118.8         342.2     319.2
                           --------   --------       -------   -------
  Total                    $1,046.0   $1,016.7       1,155.5   1,104.8
                           ========   ========       =======   =======

Coal
----
First-quarter coal revenues of $326.1 million were $2.3 million, or 1 percent, higher than first-quarter 1996. The improvement was due to a 3 percent increase in carloads resulting from increased export, coke and utility tonnage. Export coal tonnage rose 9 percent, led by increased shipments to Japan, Brazil and Turkey. Steel coal tonnage also improved, supported by new coke business that more than offset declines in the domestic metallurgical coal market resulting from inventory adjustments, shipment timing and some lost market share. Utility tonnage improved
2 percent despite strong carloadings late in the first quarter of 1996.

Coal revenues for all of 1997 are expected to compare favorably with those of 1996.

General Merchandise
-------------------
General merchandise revenues were $594.2 million in the first quarter, increasing $20.1 million, or 4 percent, compared with the same period last year. All commodity groups except agriculture posted carload and revenue gains. Leading the improvement was the chemicals group, up $6.1 million, or 4 percent, reflecting increased traffic volume, a result of strong demand for plastics, chloral-alkali and miscellaneous chemicals. Metals/construction revenues posted a $5.8 million, or 7 percent, increase on a 5 percent increase in traffic volume. Growth was broad based with revenue increases reported for most metals and construction commodities. Automotive revenues increased $5.5 million, or 5 percent, as traffic volume increased 10 percent. This growth was supported by improved demand for both parts and finished automobiles despite a mid-March strike at one GM plant and unscheduled downtime at two Ford plants. Lower average revenues per car, the result of shorter length of haul and a shift in traffic mix

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

among customers, offset some of the volume improvement. Paper/forest revenues improved $5.1 million, or 4 percent, compared with a weak first quarter last year. Agriculture revenues declined $2.4 million, or 2 percent, due to softness in the export grain market.

General merchandise revenues are expected to continue to show improvement for the remainder of the year.

Intermodal
----------
Intermodal revenues were $125.7 million in the first quarter, a $6.9 million, or 6 percent, increase, compared with the same period last year. Traffic volume increased 7 percent, due to strong unit increases in international and domestic containers, and double-digit growth in Triple Crown Services Company volume.

NS' intermodal traffic is expected to continue the first-quarter's positive growth trend for the remainder of this year.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $764.5 million, up
$9.7 million, or 1 percent, compared with last year's first quarter, despite a 5 percent increase in carloadings.

The largest increase was in materials, services and rents expense, up $17.5 million, or 12 percent. Higher equipment rents resulted from a change in the mix of received and forwarded traffic, new freight car leases (mainly covered hoppers and some box cars), and the absence this year of income from leased locomotives. Purchased services expense was also higher due to increased automotive and intermodal handling costs resulting from increased traffic volume.

Diesel fuel expense increased $7.3 million, or 13 percent, due almost entirely to increased price per gallon--average prices in the first quarter were 12 percent higher than a year ago. As the quarter progressed, however, fuel prices did decline.

The largest decrease was in compensation and benefits expense, which was down $15.4 million, or 4 percent, due to lower accruals for stock-based compensation and favorable experience in employee benefit costs.

Casualties and other claims expense decreased $5.7 million, or 16 percent. Higher environmental remediation expenses last year and lower personal injury costs this year resulting from favorable claims experience were responsible for the improvement.

The 3 percent increase in railway operating revenues, combined with only a 1 percent increase in railway operating expenses, produced a railway operating ratio for the first quarter of 73.1 percent, a first-quarter record, surpassing last year's record of 74.2 percent by more than one percentage point.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Motor Carrier Operating Revenues
--------------------------------
First-quarter motor carrier operating revenues were $203.7 million, a $5.4 million, or 3 percent, increase, compared with last year's first quarter. The improvement was principally due to gains in the High Value Products Division, including increased logistics business.

Effective April 11, 1997, NAVL's largest revenue-producing agent terminated its relationship with NAVL. Management expects to retain over half of the revenues produced by this agent in 1997 and beyond. The loss of this agent is not expected to have a material effect on NS' financial statements.

Motor Carrier Operating Expenses
--------------------------------
Motor carrier operating expenses were $199.6 million in the first quarter, slightly above those of the same period last year, which were adversely affected by harsh weather. However, this year's expenses were reduced due to a favorable litigation settlement.

Other Income (Expense)
----------------------
Total other income and expense for the first quarter was an expense of $87.1 million, compared with income of $5.8 million in the first quarter of last year. Included in this year's expense was a $77.2 million pretax charge to write off the costs incurred to establish and maintain a $13.0 billion credit facility in connection with the tender offer for all Conrail shares (see Note 2, "Joint Acquisition of Conrail Inc.," and
Note 3). Interest expense increased $10.8 million, or 39 percent, in the first quarter, compared with the same period last year. The increase reflects the cost of borrowings to acquire the 8.2 million Conrail shares in mid-February, and the $200 million of medium-term notes issued last September.

FINANCIAL CONDITION AND LIQUIDITY
                                        March 31, 1997   December 31, 1996
                                        --------------   -----------------
                                              (Dollars in millions)
   Cash and short-term investments         $325.2             $403.4
   Working capital                         $245.2             $266.5
   Current assets to current liabilities      1.2                1.2
   Debt to total capitalization              36.7%              27.6%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover most of the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The decline in cash provided by operations, compared with the first quarter of last year, was primarily attributable to a decrease in operating accounts payable, compared with an increase in the same period last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH USED FOR INVESTING ACTIVITIES increased substantially due to the February purchase of 8.2 million Conrail shares for $115 per share in cash (see Note 2, "Joint Acquisition of Conrail Inc."). The increase in property additions in the first quarter of 1997, compared with last year, is the result of increased roadway additions and the purchase of some locomotives in 1997 using cash, instead of capital leases.

CASH PROVIDED BY FINANCING ACTIVITIES in the first quarter of 1997 included proceeds from the sale of commercial paper to finance the purchase of 8.2 million Conrail shares (see Note 2, "Joint Acquisition of Conrail Inc.," and Note 4, "Commercial Paper"). Included also is
$70.9 million of credit facility costs paid related to certain now-terminated commitments under credit agreements which were in place to support the tender offer for all Conrail shares (see Note 3). NS is negotiating a new credit agreement to provide a bank facility of up to $7.0 billion. During the second quarter of 1997, NS intends to finance the remaining approximately $5 billion cost of the Conrail transaction by accessing both public and private markets by issuing commercial paper and term debt. NS has entered into certain agreements to hedge its exposure to changes in interest rates. The total notional amount of such contracts and agreements is $1.25 billion. As a result, NS is exposed to the market risk associated with interest rate fluctuations until the contracts and agreements are terminated. NS expects to terminate them when the term debt is issued and account for any gain or loss, which is not expected to be material, as a component of interest expense over the life of the term debt. Counterparties to the contracts and agreements are major financial institutions believed by Management to be creditworthy. In view of the amount of debt NS will incur to finance its portion of the Conrail transaction, both major credit rating agencies have downgraded their ratings on NS debt.

JOINT ACQUISITION OF CONRAIL

On April 8, 1997, NS and CSX announced that they had entered into an Agreement providing for the joint acquisition of all outstanding Conrail shares not already owned by them for $115 in cash per share. The Agreement followed several months of attempts by each of NS and CSX to acquire all of Conrail. In connection therewith, NS' tender offer to acquire Conrail shares was terminated and CSX's tender offer to acquire Conrail shares was amended, among other things, to include NS as co-bidder and to extend its expiration date to May 23, 1997.

The estimated total cost of the joint acquisition and of the Conrail shares already acquired by NS and CSX is approximately $10.2 billion, before transaction expenses. Pursuant to the Agreement, NS will bear 58 percent of that total cost (or approximately $5.9 billion), and CSX will bear
42 percent of such cost, in each case taking into consideration amounts previously paid by each of NS and CSX to acquire Conrail shares.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS and CSX will have, respectively, a 58 percent and a 42 percent economic interest in--and each will exercise a 50 percent voting interest in--the entity formed to acquire Conrail shares. Under the Agreement and subject to STB approval, NS will operate routes and assets (or rights therein or thereto) that generated approximately 58 percent of Conrail's 1995 revenues, pursuant to leasing, operating partnerships or other arrangements to be negotiated and implemented between NS and CSX. Each of NS and CSX will have the right to appoint 50 percent of that entity's directors and will be entitled to appoint full-time Co-Chief Executive Officers.

Under the Agreement, it is expected that in some form, yet to be determined, NS will have primary operating interest in Conrail lines between Chicago and Cleveland, Ohio, and between Cleveland and northern New Jersey, via Pittsburgh and Harrisburg, Pennsylvania. In addition, NS will operate the Conrail line serving the metropolitan New York area between northern New Jersey and Buffalo through Binghamton, New York, and another between Buffalo and Harrisburg, Pennsylvania. NS will also operate most Conrail lines in Michigan, Maryland, Delaware and Pennsylvania, and will operate the routes between Toledo and Detroit, between Columbus and Cincinnati and between Columbus and Charleston, West Virginia. NS and CSX will jointly operate certain Conrail assets in major terminal areas such as Detroit and northern and southern New Jersey. NS and CSX will also share access to certain lines in Philadelphia and Indianapolis, and to the rail lines serving the Monongahela coal fields in southwestern Pennsylvania.

NS and CSX intend to file a joint application with the STB in June of 1997 seeking approval of the Conrail acquisition. NS and CSX have requested a 255-day STB review period. However, other interested parties have requested either a 365-day review period or the maximum period permitted under the statute--16 months. Therefore, even under the accelerated schedule requested by NS and CSX, an STB decision is not likely prior to March 1, 1998, and could be delayed until as late as October 1998 if the maximum statutory period is used.

Conrail shares purchased previously by NS and CSX, and Conrail shares purchased in the joint acquisition will be placed in a joint voting trust pending STB approval. NS intends to account for its investment in Conrail using the equity method of accounting following consummation of the joint acquisition and during the period Conrail shares are held in a voting trust--a period that will extend at least until the effective date of the STB's decision approving the transactions contemplated by the Agreement (if such approval is obtained). The method of accounting for the investment in Conrail subsequent to the voting trust being dissolved will depend on the ownership arrangement that is ultimately negotiated between NS and CSX, and approved by the STB, and the determination of whether and how controlling financial interests will be established for selected assets, liabilities and operations of Conrail. Additionally, the terms of leases, operating, partnership and other arrangements, yet to be negotiated, will impact the accounting. It is also expected that some of the assets and operations of Conrail will remain subject to joint control by NS and CSX and thus will continue to be accounted for using the equity method of accounting post STB approval.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS has identified a number of synergies related to the transaction which its management believes can be achieved and that are estimated to yield operating income in nominal dollars of about $71 million in 1998, $236 million in 1999 and $399 million by the year 2000. For 1996, NS' and Conrail's most recent full year, combined operating income, reflecting
58 percent of Conrail's operating income adjusted for non-recurring charges, was $1.6 billion. The synergy estimates reflect anticipated operating expense savings and revenue enhancements and do not include any one-time costs to achieve such improvements. Expense savings are expected to result from, among other things, reduced general and administrative expenses, improved equipment utilization and maintenance, improved use of rail yards and routes, more efficient purchasing of material and equipment coupled with maintenance-of-way efficiencies, and more efficient transportation operations. Revenue enhancements are expected to result from net new business (single-line service, new coal traffic and the diversion of truck traffic to rail). NS anticipates the synergies from the transaction will result in accretion in NS' earnings per share of about 6 percent in 1999, 15 percent in 2000 and more than 17 percent thereafter. NS expects the acquisition to be dilutive to earnings by approximately 2 percent in 1997 and 3 percent in 1998.

The foregoing estimates of cost savings, synergies, and projected earnings per share are "forward-looking" and inherently subject to significant uncertainties and contingencies, many of which are beyond the control of NS, including: (a) future economic conditions in the markets in which NS and Conrail operate; (b) financial market conditions; (c) inflation rates;
(d) changing competition and the effects of new and increased competition in the areas served by NS and Conrail; (e) changes in the economic regulatory climate in the United States railroad industry; (f) NS' ability to eliminate or reduce duplicative administrative and other functions and facilities following the transaction; (g) labor uncertainties and NS' ability to implement anticipated labor savings; (h) unanticipated environmental and other situations relating to Conrail assets; (i) NS' ability to integrate certain Conrail assets, including its information technology systems, within NS' systems; and (j) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. There can be no assurance that the estimated savings, revenue increases, synergies or projected earnings per share will be achieved; actual savings, revenue increases, synergies and earnings per share may vary materially from those estimated. The inclusion of such estimates herein should not be regarded as an indication or affirmation that NS or any other party considers such estimates an accurate prediction of future events.

CLASS ACTION SUIT

Norfolk Southern Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Alabama, on behalf of African-American employees who allege that, since December 16, 1989, the Corporation has discriminated against them in promotion to nonagreement positions because of their race. Trial began on May 12. While the outcome of this matter cannot be predicted, Management's current assessment, based on all known facts and circumstances and other available factors, is that the result is unlikely to have a material adverse effect on NS' financial position, results of operation or liquidity.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, NS adopted AICPA Statement of Position 96-1, "Environmental Remediation Liabilities." The statement provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. The impact to NS of adopting the standards of this statement was not material to the Corporation's financial position, results of operations or liquidity.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Implementation of SFAS No. 128 is not expected to have a material effect on NS' financial statements.

                        PART II.  OTHER INFORMATION
                       ----------------------------

Item 1. Legal Proceedings.
------  -----------------

        As was more particularly described most recently in Item 3, Legal Proceedings, of the Corporation's Annual Report on Form 10-K(405) for the fiscal year ending December 31, 1996, NS, CSX, Conrail and certain individuals were parties (both plaintiffs and defendants) to a variety of actions, suits, counterclaims and other legal proceedings growing out of NS' and CSX's efforts to acquire all of Conrail.

        Pursuant to the Agreement, CSX and NS have entered into a stipulation (the "Stipulation") providing for the dismissal with prejudice of NS' claims against CSX and of CSX's counterclaims against NS. As Conrail is not a party to the Agreement, the Stipulation does not cover NS' claims against defendants other than CSX or Conrail's counterclaims against NS. However, in the Agreement, CSX has agreed to request, under CSX's Merger Agreement with Conrail, the dismissal with prejudice of all claims and litigation against NS following the merger with Conrail. Accordingly, NS anticipates that Conrail's counterclaims against NS and NS' claims against defendants other than CSX will be dismissed with prejudice upon effectuation of the merger with Conrail. In the interim, CSX has agreed, in the Agreement, to request that Conrail join in a stay or similar adjournment of the pending claims.

        The ultimate effect of these undertakings is expected to be the termination with prejudice of all legal proceedings between and among the parties, including individual defendants, concerning the acquisition of Conrail.

        This matter has been reported previously by NS in Part I, Item 3, of its Annual Report on Form 10-K(405) for the fiscal year ending
December 31, 1996, and in Part II, Item 1, of its Form 10-Q report for the quarter ending September 30, 1996.


Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated February 5, 1997 (date of earliest event reported), was filed on February 14, 1997, reporting that a wholly owned subsidiary of NS had accepted for payment
             8.2 million shares of Conrail tendered pursuant to its tender offer and that NS had arranged for the issuance and sale, through private placement, of $1.0 billion of commercial paper.

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




Date:    May 14, 1997          /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    May 14, 1997          /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                       Page Number
-----------  ----------------------------------------------  -----------

   11        Statement re Computation of Per Share Earnings    22 - 23

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules and
             regulations of the Securities and Exchange
             Commission and shall not be deemed filed for
             purposes of Section 11 of the Securities
             Act of 1933 or Section 18 of the Securities
             Exchange Act of 1934.)                                 24