Form 10-Q
period 1997-06-30
NORFOLK SOUTHERN CORP
filed 1997-08-08
CIK 702165

PAGE 1


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                      Commission file number 1-8339


                      NORFOLK SOUTHERN CORPORATION
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Virginia                               52-1188014
----------------------------------------  -------------------------------
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)


      Three Commercial Place
          Norfolk, Virginia                         23510-2191
----------------------------------------  -------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code     (804) 629-2680
                                                   ----------------------

                                No Change
-------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1997
                -----                 --------------------------------
     Common Stock (par value $1.00)     125,651,644 shares (excluding
                                          7,252,634 shares held by
                                         registrant's consolidated
                                              subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX
                                  -----

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1997 and 1996                            3

                  Consolidated Balance Sheets
                  June 30, 1997, and December 31, 1996              4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996         5-6

                  Notes to Consolidated Financial Statements     7-12

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 13-21

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                 22

        Item 6.   Exhibits and Reports on Form 8-K                 23

Signatures                                                         24

Index to Exhibits                                                  25

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
            (In millions of dollars except per share amounts)
                               (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     1997     1996       1997     1996
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                             $  325.5  $  328.5  $  651.6  $  652.3
  Merchandise                         606.3     593.1   1,200.5   1,167.2
  Intermodal                          135.0     116.4     260.7     235.2
                                   --------  --------  --------  --------
       Total railway                1,066.8   1,038.0   2,112.8   2,054.7
 Motor carrier (Note 7)               237.2     240.8     440.9     439.1
                                   --------  --------  --------  --------
       Total operating revenues     1,304.0   1,278.8   2,553.7   2,493.8
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits           351.6     351.3     713.5     728.6
  Materials, services and rents       175.9     158.4     345.3     310.3
  Depreciation                        104.4     101.6     207.3     201.9
  Diesel fuel                          55.1      56.7     117.8     112.1
  Casualties and other claims          25.1      30.9      54.1      65.6
  Other                                34.3      39.1      72.9      74.3
                                   --------  --------  --------  --------
       Total railway                  746.4     738.0   1,510.9   1,492.8
 Motor carrier (Note 7)               229.7     230.3     429.3     429.5
                                   --------  --------  --------  --------
       Total operating expenses       976.1     968.3   1,940.2   1,922.3
                                   --------  --------  --------  --------
       Income from operations         327.9     310.5     613.5     571.5

Other income (expense):
 Equity in earnings of
  Conrail (Note 3)                     22.9      --        22.9      --
 Interest income                       12.4       5.1      18.7      10.9
 Interest expense on debt (Note 5)    (86.1)    (28.0)   (124.5)    (55.6)
 Charge for credit
  facility costs (Note 3)              --        --       (77.2)     --
 Other - net                           11.3      18.8      33.5      46.4
                                   --------  --------  --------  --------
       Total other income             (39.5)     (4.1)   (126.6)      1.7
                                   --------  --------  --------  --------
       Income before income taxes     288.4     306.4     486.9     573.2

Provision for income taxes             98.3     106.9     169.0     205.6
                                   --------  --------  --------  --------
       NET INCOME                  $  190.1  $  199.5  $  317.9  $  367.6
                                   ========  ========  ========  ========

Per share amounts (Note 6):
 Earnings per share                $   1.52  $   1.57  $   2.54  $   2.88
 Dividends                             0.60      0.56      1.20      1.12

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                               (Unaudited)
                                                 June 30,   December 31,
                                                   1997         1996
                                                ---------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $    97.4    $   209.2
 Short-term investments                             183.0        194.2
 Accounts receivable - net                          774.3        704.3
 Materials and supplies                              65.1         63.0
 Deferred income taxes                              141.7        158.9
 Other current assets                                87.1        127.2
                                                ---------    ---------
     Total current assets                         1,348.6      1,456.8

Investments (Notes 2 and 3)                       6,097.5        274.7
Properties less accumulated depreciation          9,809.8      9,529.1
Other assets                                        141.4        155.8
                                                ---------    ---------
     TOTAL ASSETS                               $17,397.3    $11,416.4
                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2    $    44.0
 Accounts payable                                   732.6        708.9
 Income and other taxes                             182.3        178.7
 Other current liabilities                          306.6        202.7
 Current maturities of long-term debt (Note 5)       61.1         56.0
                                                ---------    ---------
     Total current liabilities                    1,309.8      1,190.3

Long-term debt (Note 5)                           7,492.8      1,800.3
Other liabilities                                   957.6        987.1
Minority interests                                   49.0         49.5

Deferred income taxes                             2,407.9      2,411.6
                                                ---------    ---------
     TOTAL LIABILITIES                           12,217.1      6,438.8
                                                ---------    ---------
Stockholders' equity:
 Common stock $1.00 per share par value             132.8        132.4
 Other capital                                      495.7        462.1
 Retained income                                  4,572.3      4,403.7

 Less treasury stock at cost, 7,252,634 shares      (20.6)       (20.6)
                                                ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,180.2      4,977.6
                                                ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $17,397.3    $11,416.4
                                                =========    =========

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                       1997       1996
                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   317.9  $   367.6
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)           77.2       --
     Depreciation                                       217.4      212.8
     Deferred income taxes                               12.5        9.1
     Nonoperating gains and losses on properties
       and investments                                  (15.6)     (24.3)
     Equity in earnings of Conrail (Notes 2 and 3)      (22.9)      --
     Changes in assets and liabilities
       affecting operations:
        Accounts receivable                             (55.0)     (32.5)
        Materials and supplies                           (2.1)      (0.8)
        Other current assets                             24.6       27.6
        Current liabilities other than debt              81.6       51.8
        Other - net                                     (28.4)      (0.9)
                                                    ---------  ---------
         Net cash provided by operating activities      607.2      610.4

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                           (471.5)    (337.4)
 Property sales and other transactions                   43.2       55.9
 Investment in Conrail (Notes 2 and 3)               (5,654.0)      --
 Investments, including short-term                     (141.6)    (123.0)
 Investment sales and other transactions                124.2      169.9
                                                    ---------  ---------
         Net cash used for investing activities      (6,099.7)    (234.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                             (150.4)    (143.1)
 Common stock issued - net                               15.8       16.0
 Purchase and retirement of common stock (Note 6)        --       (246.0)
 Commercial paper proceeds (Note 5)                   1,540.2       --
 Credit facility costs paid                             (71.7)      --
 Proceeds from long-term borrowings (Note 5)          4,242.9        9.6
 Debt repayments                                       (196.1)     (27.3)
                                                    ---------  ---------
         Net cash provided by (used for)
           financing activities                       5,380.7     (390.8)
                                                    ---------  ---------
         Net decrease in cash and cash equivalents     (111.8)     (15.0)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   209.2       67.7
                                                    ---------  ---------
 At end of period                                   $    97.4  $    52.7
                                                    =========  =========

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                       1997       1996
                                                     --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $   93.1    $  67.4
   Income taxes                                      $  119.9    $ 161.1

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly NS' financial position as of June 30, 1997, and its results of operations and cash flows for the six months ended June 30, 1997, and 1996.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Report(s) on Form 10-Q.

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

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL)
   -------------------------------------------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive $115 per share in cash. NS' share of the purchase price to acquire Conrail stock is expected to total $5.8 billion (including related fees and expenses), some of which was recorded as a current liability, and gives NS a 58% economic and a 50% voting interest in the entity which owns Conrail. All Conrail stock jointly owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not likely prior to mid-1998. The transaction will be consummated after STB approval and is contingent upon, among other things, attainment of labor implementing agreements (see also Note 3).

   DEBT COMMITMENTS
   ----------------
   On May 21, 1997, NS terminated the remaining $1.65 billion of the commitments available under a $13.0 billion credit agreement dated February 10, 1997, as amended. NS currently has in place a $2.8 billion, five-year credit facility to support its outstanding commercial paper. The credit facility provides for interest on borrowings at prevailing rates and contains customary financial covenants. The cost of the Conrail transaction was financed

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

2. Commitments and Contingencies (continued)

   DEBT COMMITMENTS (continued)
   ----------------
   through the issuance of senior term debt and commercial paper. On May 14, 1997, NS terminated the contracts and agreements previously entered into to hedge its exposure to changes in interest rates (see Note 5, "Term Notes," "Hedging Activities" and "Commercial Paper").

3. Conrail Effect on NS' Financial Statements

   The equity method of accounting has been applied to NS' investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." As a result, the June 30, 1997, Consolidated Balance Sheet includes $5.8 billion in investments (see also Note 5). The 1997 Consolidated Statements of Income reflect various Conrail-related items. These principally consist of expenses associated with the acquisition of Conrail stock, such as interest expense on debt and credit facility costs, including the first-quarter pretax charge of $77.2 million, and equity in earnings of Conrail. The latter, amounting to $22.9 million for both the second quarter and the first six months, represents NS' portion of Conrail's earnings, after excluding items considered to be part of the Conrail acquisition costs, net of $10.5 million amortization of the difference between NS' investment in Conrail and the underlying equity in net assets. NS is amortizing the difference between its purchase price for its investment in Conrail and its equity in the underlying net assets of Conrail based on preliminary estimates of the fair values of Conrail's property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other Conrail assets and liabilities. Conrail-related items reduced second-quarter net income by $10.7 million, or $0.09 per share, and reduced net income for the first six months by $62.6 million, or $0.50 per share.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

4. Conrail and Subsidiaries - Summarized Consolidated Financial
   Information

   Summary financial information for Conrail for its fiscal periods ended June 30, 1997 and 1996, and at December 31, 1996, as provided by Conrail's management, is as follows. The following should be read in conjunction with the financial statements and notes included in Conrail's and Consolidated Rail Corporation's latest Annual Reports on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

   Summarized Consolidated Statements of Income - Conrail
   ------------------------------------------------------
                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                                 1997      1996      1997      1996
                               --------  --------  --------  --------
                                    (In millions of dollars)
                                          (Unaudited)
   Operating revenues          $   937   $   949   $ 1,843   $ 1,838
   Operating expenses            1,168       895     1,958     1,715
                               -------   -------   -------   -------
      Operating income (loss)     (231)       54      (115)      123

   Other-net                       (20)      (16)      (38)      (35)
                               -------   -------   -------   -------
      Income (loss) before
       income taxes               (251)       38      (153)       88

   Provision for income taxes       22        12        60        31
                               -------   -------   -------   -------

      Net income (loss)        $  (273)  $    26   $  (213)  $    57
                               =======   =======   =======   =======

   Note: Operating expenses for 1997 include a $221 million charge in the second quarter in conjunction with the termination of the Conrail ESOP and $219 million and $241 million of merger-related compensation and other costs in the second quarter and first six months, respectively. These items reduced net income by $391 million in the second quarter and $405 million for the first six months. Operating expenses for 1996 include a $135 million charge for voluntary separation programs that reduced net income by $83 million.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

4. Conrail and Subsidiaries - Summarized Consolidated Financial
   Information (continued)

   Summarized Consolidated Balance Sheets - Conrail
   ------------------------------------------------
                                           June 30,     December 31,
                                             1997           1996
                                         ------------   ------------
                                                 (Unaudited)
   Assets
      Current assets                       $  1,137       $  1,117
      Noncurrent assets                       7,401          7,285
                                           --------       --------
        Total assets                       $  8,538       $  8,402
                                           ========       ========

   Liabilities and stockholders' equity
      Current liabilities                  $  1,211       $  1,092
      Noncurrent liabilities                  4,383          4,203
      Stockholders' equity                    2,944          3,107
                                           --------       --------
        Total liabilities and
         stockholders' equity              $  8,538       $  8,402
                                           ========       ========

5. Long-Term Debt

   TERM NOTES
   ----------
   On May 19, 1997, to finance the cost of the Conrail transaction, NS issued and sold $4.3 billion of senior term notes as follows:
   $400 million of its 6.7% Notes due May 1, 2000; $200 million of its 6.875% Notes due May 1, 2001; $500 million of its 6.95% Notes due May 1, 2002; $750 million of its 7.35% Notes due May 15, 2007;
   $550 million of its 7.7% Notes due May 15, 2017; $800 million of its 7.8% Notes due May 15, 2027; $750 million of its 7.05% Notes due May 1, 2037; and $350 million of its 7.9% Notes due May 15, 2097. The 2000 Notes, the 2001 Notes, the 2002 Notes and the 2007 Notes are not redeemable prior to maturity. The 2017 Notes, the 2027 Notes and the 2097 Notes may be redeemed at any time at NS' option. The 2037 Notes may be redeemed at the option of the holder on May 1, 2004, at face value; thereafter, they may be redeemed at any time at NS' option. If certain tax laws are changed, NS has the right to shorten the maturity of the 2097 Notes. In conjunction with issuance of the Notes, NS is subject to various financial covenants. None of the Notes is entitled to any sinking fund.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

   HEDGING ACTIVITIES
   ------------------
   On May 14, 1997, NS terminated $1.25 billion notional amount of contracts and agreements entered into to hedge its exposure to changes in interest rates on certain Conrail-related debt. The related payment, which was immaterial, was capitalized and is being amortized as interest expense over the life of the underlying debt.

   NS hedges interest rate exposures on certain components of its debt portfolio (see "Capital Lease Obligations"). Differentials paid or received as a result of fluctuations in market interest rates are deferred and recognized in interest expense over the outstanding lives of the related debt. Unamortized balances are included in long-term debt in the Consolidated Balance Sheets.

   COMMERCIAL PAPER
   ----------------
   In February and May 1997, NS issued commercial paper debt to finance part of the cost of the Conrail transaction. The debt has been classified as long-term because NS has the ability, through a revolving back-up facility, to convert this obligation into longer-term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

   CAPITAL LEASE OBLIGATIONS
   -------------------------
   During the first halves of 1997 and 1996, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations totaling $64.0 million in 1997 and $107.8 million in 1996 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.83 percent and
   7.40 percent for the leases entered into in 1997, and between
   6.20 percent and 6.75 percent for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

6. Earnings Per Share

   Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding as follows:

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1997       1996        1997       1996
                             ----       ----        ----       ----
                                         (In thousands)
   Average number of
     shares outstanding    125,499    126,915     125,377    127,565

   The decreases in the average number of shares outstanding is a result of the stock purchase program which was suspended on October 23, 1996, and has not been resumed.

7. Reclassification of Motor Carrier Revenues and Expenses

   Motor carrier revenues and expenses have been reclassified to conform to a change in presentation made in the first quarter of 1997 from a net basis to a gross basis. Certain motor carrier expenses previously reported "net" in revenues have been reclassified to motor carrier expenses to conform with recent industry reporting practices. Motor carrier operating income is not affected by this change in presentation, and prior periods have been reclassified to conform to the 1997 presentation.

8. Subsequent Event

   On July 22, 1997, the Board of Directors approved a three-for-one split of NS' Common Stock. The split is expected to be effective on September 5, 1997. Stockholders of record on the effective date, which also will be the record date, will keep their certificates which will continue to represent the number of shares each such certificate evidences. It is anticipated that in October, stockholders will be mailed certificates evidencing ownership of two additional shares for each share they held as of the close of business on the record date.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter was $190.1 million, a decrease of $9.4 million, or 5 percent, compared with the second quarter of 1996. Net income for the six months ended June 30, 1997, was $317.9 million, down $49.7 million, or 14 percent, compared with the same period last year. Included in 1997's results were several items, related to the NS/CSX acquisition of Conrail, that reduced net income for the second quarter by $10.7 million and for the first six months by $62.6 million (see "Joint Acquisition of Conrail," below, and Note 3). Increased income from railway operations, up 7 percent for both the second quarter and the first six months, somewhat offset the effects of the Conrail-related items.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were a record $1.07 billion, up
$28.8 million, or 3 percent.  For the first six months, railway operating revenues were a record $2.11 billion, up $58.1 million, or 3 percent.  As shown in the following table, increased traffic volume was partly offset by lower revenue per unit in both periods.
                                 Second Quarter      First Six Months
                                  1997 vs. 1996        1997 vs. 1996
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  34.4              $   76.4
     Revenue per unit                  (5.6)                (18.3)
                                    --------             --------
                                    $  28.8              $   58.1
                                    ========             ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:

                                             Revenues
                           ------------------------------------------
                              Second Quarter          Six Months
                             1997        1996       1997       1996
                           --------    --------   --------   --------
                                         ($ in millions)

Coal                       $  325.5    $  328.5   $  651.6   $  652.3

Chemicals                     149.5       139.8      296.7      280.9
Paper/forest                  134.2       128.7      269.0      258.4
Automotive                    132.1       133.7      255.9      252.0
Agriculture                    95.3        97.1      194.5      198.7
Metals/construction            95.2        93.8      184.4      177.2
                           --------    --------   --------   --------
   General merchandise        606.3       593.1    1,200.5    1,167.2

Intermodal                    135.0       116.4      260.7      235.2
                           --------    --------   --------   --------
   Total                   $1,066.8    $1,038.0   $2,112.8   $2,054.7
                           ========    ========   ========   ========

                                             Carloads
                           ------------------------------------------
                              Second Quarter          Six Months
                             1997        1996       1997       1996
                           --------    --------   --------   --------
                                         (in thousands)
Coal                          327.4       334.5      655.1      654.1

Chemicals                     102.2        92.7      202.8      189.3
Paper/forest                  114.2       108.4      228.9      218.2
Automotive                     97.0        95.8      189.1      179.6
Agriculture                    89.4        90.8      180.4      183.9
Metals/construction            98.6        96.4      185.8      179.1
                           --------    --------   --------   --------
   General merchandise        501.4       484.1      987.0      950.1

Intermodal                    373.0       323.2      715.2      642.4
                           --------    --------   --------   --------
   Total                    1,201.8     1,141.8    2,357.3    2,246.6
                           ========    ========   ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Second-quarter coal revenues were 1 percent below those in the second quarter of 1996, and were about even for the first six months. The decline in the second quarter was due to a 1 percent reduction in handled tonnage. Decreased utility volumes due to mild weather and unexpected plant outages more than offset increased export volume. An increase in average revenue per car was primarily due to the increase in higher-rated export traffic coupled with the decrease in lower-rated utility traffic. For the first six months, a 1 percent increase in tonnage was offset by lower average revenue per car. Export coal tonnage was up 8 percent, principally due to increased shipments to Japan, Holland and Brazil. Utility tonnage declined 1 percent as decreases in the second quarter more than offset gains in the first quarter. Coal revenues are expected to continue to track prior-year levels in the second half of 1997.

General Merchandise
-------------------
General merchandise revenues increased 2 percent in the second quarter, and 3 percent for the first half. Increased chemicals, paper/forest and metals/construction revenues were principally responsible for the improvements.

Chemicals revenues increased 7 percent in the quarter and 6 percent for the first six months, due to increased traffic volume resulting from strong demand for fertilizer, petroleum, plastics and chloral-alkali. Average revenue per car declined due to increased volumes of short-haul and lower-rated traffic. Chemicals revenues are expected to remain strong for the remainder of the year.

Paper/forest revenues increased 4 percent for both the second quarter and the first six months, due to 5 percent increases in traffic volume for both periods. Increased wood chip and kaolin traffic volumes, largely attributable to new wood chip business and continued increases in demand for coated paper, were principally responsible for the improvements. Paper/forest revenues are expected to continue to compare favorably with those of last year.

Metals/construction revenues increased 2 percent in the second quarter and 4 percent for the first six months, reflecting increased traffic volume attributable to strong demand for aluminum and aggregates required for new construction projects. Metals/construction revenues are expected to continue to show moderate improvement compared with last year.

Automotive revenues declined 1 percent in the second quarter, but increased 2 percent for the first half. For the quarter, a decrease in finished vehicles traffic more than offset increased parts traffic. However, for the first six months, increased parts traffic more than offset lower finished vehicles traffic. The decreases in finished

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

vehicles traffic was primarily the result of industrywide bilevel equipment shortages. In the second half, NS expects to acquire 326 new bilevels to help alleviate the equipment shortages. Finished vehicles traffic was also affected by strikes during April and May. Average revenue per car decreased due to a shorter length of haul compared with last year and to a shift in the traffic mix. Automotive traffic growth is expected to be minimal in the second half of 1997 due to slower sales of vehicles, continued shortages of bilevel equipment and flat growth for vehicle parts, compared with very strong growth in the second half of 1996. In addition, construction of the new JIT rail facility for GM at Dayton, Ohio, has been deferred pending disposition of the NS/CSX application for control of Conrail.

Agriculture revenues decreased 2 percent in both the second quarter and first six months, primarily due to decreased traffic volume resulting from last year's poor harvest for soybeans and corn in NS' service area. For the remainder of the year, agriculture traffic is expected to approach last year's levels.

Intermodal
----------
Intermodal revenues increased 16 percent in the second quarter and 11 percent for the first half. Container traffic posted volume increases of 18 percent for the quarter and 13 percent for the first half. Growth in trailer volume also was strong, increasing 15 percent for the quarter and 9 percent for the first six months. Triple Crown Services Company volume increased 8 percent for the quarter and 10 percent for the first half. Intermodal revenues are expected to continue to grow during the remainder of the year.

Railway Operating Expenses
--------------------------
Railway operating expenses increased 1 percent for both the second quarter and the first six months, compared with the same periods last year.

The only large increase was in materials, services and rents, which was up 11 percent for both the quarter and the first half. The increases were principally the result of higher equipment rents due to: (1) a change in the mix of traffic in 1997 reflecting an increase in received traffic, which generates rents payable, and a decrease in forwarded traffic, which generates rents receivable; and (2) new freight car leases, mainly covered hoppers and some box cars. Purchased services were also higher as a result of handling charges, such as loading, unloading and drayage related to the significant increase in intermodal traffic.

Diesel fuel expense decreased 3 percent in the second quarter, but increased 5 percent in the first half. For the quarter, price per gallon declined 5 percent, compared with last year, posting the first quarterly

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

comparative decline in two years. For the first six months, average diesel fuel prices remained ahead of last year's levels reflecting the increase in the first quarter. Higher consumption due to increased traffic also contributed to the increase for the first half.

Compensation and benefits expense were essentially flat for the second quarter, but were down 2 percent for the first six months. Favorable experience in employee benefit costs and comparatively higher expenses in last year's first quarter due to harsh weather conditions more than offset increased compensation costs related to stock-based compensation.

Casualties and other claims expense decreased 19 percent in the second quarter and 18 percent in the first six months. The declines were due to favorable liability insurance experience resulting in a premium rebate for earlier periods, a continuation of favorable experience in personal injury claims and lower environmental remediation expenses than last year.

Other expense declined 12 percent in the second quarter and 2 percent in the first half. The decrease in the second quarter was the result of a favorable adjustment of property tax accruals.

The 3 percent increase in railway operating revenues combined with only a 1 percent increase in railway operating expenses produced a second-quarter railway operating ratio of 70.0 percent, the lowest quarterly operating ratio in NS' history. For the first six months, the railway operating ratio also was a record--71.5 percent.

Motor Carrier Operating Revenues
--------------------------------
Motor carrier revenues declined 1 percent in the second quarter and were essentially flat for the first six months. Revenue increases in the High Value Products Division were largely offset by lower revenues in the Relocation Services Division, which resulted from the loss of a major agent early in the second quarter.

Motor Carrier Operating Expenses
--------------------------------
Motor carrier operating expenses were essentially flat for both the second quarter and first six months.

Other Income (Expense)
----------------------
Total other income and expense in the second quarter was an expense of $39.5 million, compared with an expense of $4.1 million in second-quarter 1996. For the first six months, total other income and expense was an expense of $126.6 million, compared with income of $1.7 million in the first half of 1996. The large variances were principally attributable to interest expense on debt related to the acquisition of Conrail stock, and a one-time charge of $77.2 million in the first quarter of 1997 to write

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

off costs incurred to establish and maintain a $13 billion credit facility in connection with NS' bid to acquire all of Conrail. Following the May acquisition of Conrail stock and second-step merger in June, NS began to apply the equity method of accounting to its investment in Conrail. Accordingly, $22.9 million of equity in the earnings of Conrail was recognized in the second quarter, and the $3.9 million of dividend income recognized in the first quarter was reversed (see also "Joint Acquisition of Conrail," below, and Notes 2 and 3).

Income Taxes
------------
The effective income tax rate for the second quarter was 34.1 percent, compared with 34.9 percent for second-quarter 1996. For the first half, the effective rate was 34.7 percent, compared with 35.9 percent last year. Both periods this year were affected by NS' equity in the after-tax earnings of Conrail. Excluding equity in earnings of Conrail from pretax income, the effective rates were 37.0 percent for the second quarter and 36.4 percent for the first half. The higher effective rates in 1997 reflect last year's favorable second-quarter adjustment related to settlement of federal income tax years 1990, 1991 and 1992.

FINANCIAL CONDITION AND LIQUIDITY
                                        June 30, 1997  December 31, 1996
                                        -------------  -----------------
                                              (Dollars in millions)
   Cash and short-term investments         $280.4          $403.4
   Working capital                          $38.8          $266.5
   Current assets to current liabilities      1.0             1.2
   Debt to total capitalization              59.4%           27.6%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover most of the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The comparatively greater use of cash in other-net was primarily attributable to decreases in long-term liabilities compared with increases in the same period last year and greater increases in other assets.

CASH USED FOR INVESTING ACTIVITIES increased substantially due to the joint acquisition of Conrail (see "Joint Acquisition of Conrail," below, and Notes 2 and 3). The increase in property additions in the first half of 1997, compared with last year, is the result of increased roadway additions and the purchase of some locomotives in 1997 using cash, instead of capital leases.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH PROVIDED BY FINANCING ACTIVITIES in the first half of 1997 included net proceeds from the issuance of $4.3 billion principal amount of senior term debt and proceeds from the sale of commercial paper to finance NS' share of the cost of the joint acquisition of Conrail (see Note 5). Included also is $71.7 million of credit facility costs related to certain now-terminated commitments under credit agreements which were in place to support the previous tender offer for all Conrail shares. NS currently has in place a $2.8 billion credit facility to support its outstanding commercial paper (see Note 2, "Debt Commitments"). The agreements entered into to hedge NS' exposure to changes in interest rates were terminated during the second quarter (see Note 5, "Hedging Activities").

JOINT ACQUISITION OF CONRAIL
----------------------------
On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note 2).
On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive $115 per share in cash. NS' estimated total cost for its share of the acquisition is expected to be $5.8 billion. On June 23, 1997, NS and CSX filed a joint application with the STB for control and division of Conrail and related matters necessary to implementation of the control transaction. The application addresses projected traffic flows, proposed operations and related matters; outlines the capital investments NS and CSX each plan to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB. The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights and modification of other terms of proposed operations. The STB issued a scheduling order that provides for issuance of a final STB decision no later than June 8, 1998, to become effective 30 days later. No assurance can be given with respect to the receipt of STB approval or modifications or conditions that may be imposed in connection therewith. A favorable decision by the STB would permit NS and CSX to exercise control over Conrail by mid-1998. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, DC 20423-0001.

Until the date NS and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and management. After the Control Date, various agreements between NS and CSX provide, among other things and subject to approval by the STB and other conditions, for each of the parties: (1) separately to operate portions of the routes and assets now operated by Conrail, and (2) jointly to operate other Conrail properties. Those agreements also provide for the allocation between NS and CSX of

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NS and CSX, NS will not have complete access to Conrail's related books, records and physical assets, and will not know the exact division of the Conrail properties. As a consequence, it is not possible at this time for NS to state or to assess with precision the amount of its share of Conrail assets and liabilities.

NS has identified a number of synergies related to the transaction which its management believes can be achieved and that are estimated to yield operating income in nominal dollars of about $86 million in 1998, $327 million in 1999 and $564 million by the year 2000. For 1996, NS' and Conrail's most recent full calendar year, combined operating income, reflecting 58 percent of Conrail's operating income adjusted for non-recurring charges, was $1.6 billion. These estimates assume that NS will begin achieving transaction synergies beginning July 1, 1998, and reflect anticipated operating expense savings and revenue enhancements and do not include any one-time costs to achieve such improvements. Expense savings are expected to be $73 million in 1998, $257 million in 1999, and $432 million in 2000. Expense savings are expected to result from, among other things, reduced general and administrative expenses, improved equipment utilization and maintenance, improved use of rail yards and routes, more efficient purchasing of material and equipment coupled with maintenance-of-way efficiencies, and more efficient transportation operations. Contribution from incremental revenue enhancements are expected to be $13 million in 1998, $70 million in 1999, and $132 million in 2000. Revenue enhancements are expected to result from net new business (single-line service, new coal traffic and the diversion of truck traffic to rail).
NS estimates that it will incur one-time transitional capital expenditures in connection with the integration of operations of $120 million in 1998, $241 million in 1999, and $145 million in 2000.
NS expects the acquisition to be dilutive to earnings by approximately
2 percent in 1997 (excluding the $77.2 million credit facility charge) and 1 percent in 1998. NS anticipates the synergies from the transaction will result in accretion in NS' earnings per share of about 14 percent in 1999 and 25 percent in 2000.

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


DERIVATIVE FINANCIAL INSTRUMENTS

NS uses derivative financial instruments in limited instances to manage interest rate risk. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating rate debt instruments and by entering into interest rate hedging transactions to achieve a targeted mix within its debt portfolio. NS had a limited number of interest rate swaps in place at June 30, 1997 (see Note 5, "Capital Lease Obligations"), all of which were accounted for as hedging transactions. Because these derivative instruments are being used to convert certain fixed-rate debt to a variable market-based rate, NS' total potential interest rate exposure under these swaps is not determinable. However, NS' management considers it highly unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on the Company's financial position, results of operations or liquidity.


CLASS ACTION SUIT

Norfolk Southern Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Alabama, on behalf of African-Americans currently employed or working since December 16, 1989, who allege that the Corporation has discriminated against them in promotion to nonagreement positions because of their race. The non-jury trial has concluded and the judge has indicated he will set a briefing schedule. While the outcome of this matter cannot be predicted, Management's current assessment, based on all known facts and circumstances and other available factors, is that the result is unlikely to have a material adverse effect on NS' financial position, results of operations or liquidity.

                       PART II.  OTHER INFORMATION
                      ----------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 8, 1997, at which meeting four directors were elected to the class whose term will expire in 2000, and the appointment of independent public accountants was ratified.

        The four nominees for directors, who were uncontested, were elected by the following vote:

                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Carroll A. Campbell, Jr. 104,137,443 votes        1,677,656 votes
     David R. Goode           104,155,513 votes        1,659,586 votes
     Arnold B. McKinnon       104,132,030 votes        1,683,069 votes
     Harold W. Pote           104,179,998 votes        1,635,101 votes


        The appointment of KPMG Peat Marwick, LLP, independent public accountants, was ratified by the following vote:

     FOR:  105,191,008 shares              AGAINST:  266,351 shares

                         ABSTAINED:  357,740 shares

                       PART II.  OTHER INFORMATION
                      ----------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated April 8, 1997, was filed electronically on April 10, 1997; an amendment thereto, dated May 1, 1997, was filed electronically on May 1, 1997; and a further amendment thereto, dated
             May 12, 1997, was filed electronically on May 13, 1997; such report, as amended, reporting that the Corporation had entered into an agreement with CSX Corporation providing for a joint acquisition of Conrail.

             A report on Form 8-K dated April 23, 1997, was filed electronically on April 23, 1997, reporting the Corporation's first-quarter earnings and results of operations and discussing the Corporation's proposed acquisition (with CSX) of Conrail and the subsequent operation by the Corporation of a significant portion of the routes and assets of Conrail.

             A report on Form 8-K dated May 14, 1997, was filed electronically on May 21, 1997, reporting that the Corporation had entered into pricing agreements in connection with the proposed issuance and sale of the Corporation's notes.

             A report on Form 8-K dated May 23, 1997, was filed electronically on May 28, 1997, reporting that approximately 57,407,389 shares of Conrail had been accepted for payment pursuant to the Corporation's and CSX's joint tender offer which expired on May 23, 1997.

             A report on Form 8-K dated June 23, 1997, was filed electronically on July 1, 1997, reporting that the Corporation and CSX had filed with the Surface Transportation Board on June 23, 1997, their formal application for control of Conrail.

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




Date:   August 8, 1997         /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:   August 8, 1997         /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                            INDEX TO EXHIBITS
                            -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------
   11        Statement re Computation of Per Share
             Earnings                                         26-27

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules and
             regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or Section
             18 of the Securities Exchange Act
             of 1934).                                           28