Form 10-Q
period 1997-09-30
NORFOLK SOUTHERN CORP
filed 1997-11-10
CIK 702165

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                      Commission file number 1-8339


                      NORFOLK SOUTHERN CORPORATION
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Virginia                               52-1188014
----------------------------------------  -------------------------------
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)


      Three Commercial Place
          Norfolk, Virginia                        23510-2191
----------------------------------------  -------------------------------
(Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code      (757) 629-2680
                                                       ------------------

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                Outstanding as of October 31, 1997
                -----                ----------------------------------
     Common Stock (par value $1.00)     377,062,463 shares (excluding
                                        21,757,092 shares held by
                                        registrant's consolidated
                                        subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX
                                  -----

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1997 and 1996                       3

                  Consolidated Balance Sheets
                  September 30, 1997, and December 31, 1996         4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996   5-6

                  Notes to Consolidated Financial Statements     7-12

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations 13-21

PartII. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                 22

Signatures                                                         23

Index to Exhibits                                                  24

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
            (In millions of dollars except per share amounts)
                               (Unaudited)
                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     1997      1996      1997      1996
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING REVENUES:
 Railway:
  Coal                             $  325.7  $  327.5  $  977.3  $  979.8
  Merchandise                         580.6     570.3   1,781.1   1,737.5
  Intermodal                          141.8     122.3     402.5     357.5
                                   --------  --------  --------  --------
       Total railway                1,048.1   1,020.1   3,160.9   3,074.8
 Motor carrier (Note 8)               279.3     269.1     720.2     708.2
                                   --------  --------  --------  --------
       Total operating revenues     1,327.4   1,289.2   3,881.1   3,783.0
                                   --------  --------  --------  --------
TRANSPORTATION OPERATING EXPENSES:
 Railway:
  Compensation and benefits           351.5     341.3   1,065.0   1,069.9
  Materials, services and rents       172.8     154.7     518.1     465.0
  Depreciation                        106.3     102.2     313.6     304.1
  Diesel fuel                          51.3      53.7     169.1     165.8
  Casualties and other claims          30.9      28.2      85.0      93.8
  Other                                38.1      39.6     111.0     113.9
                                   --------  --------  --------  --------

       Total railway                  750.9     719.7   2,261.8   2,212.5
 Motor carrier (Note 8)               264.1     253.8     693.4     683.3
                                   --------  --------  --------  --------
       Total operating expenses     1,015.0     973.5   2,955.2   2,895.8
                                   --------  --------  --------  --------
       Income from operations         312.4     315.7     925.9     887.2

Other income (expense):
 Equity in earnings of
  Conrail (Note 3)                     41.6      --        64.5      --
 Interest income                        5.1       4.4      23.8      15.3
 Interest expense on debt (Note 5)   (131.1)    (28.3)   (255.6)    (83.9)
 Charge for credit facility
  costs (Note 3)                       --        --       (77.2)     --
 Other - net                           19.8      21.6      53.3      68.0
                                   --------  --------  --------  --------
       Total other income
         (expense)                    (64.6)     (2.3)   (191.2)     (0.6)
                                   --------  --------  --------  --------
       Income before income taxes     247.8     313.4     734.7     886.6

Provision for income taxes             68.3     111.1     237.3     316.7
                                   --------  --------  --------  --------
       NET INCOME                  $  179.5  $  202.3  $  497.4  $  569.9
                                   ========  ========  ========  ========
Per share amounts (Notes 6 and 7):
 Earnings per share                $ 0.47    $0.54     $ 1.32    $ 1.50
 Dividends                           0.20     0.18-2/3   0.60      0.56

See accompanying notes to consolidated financial statements.


Item 1.   Financial Statements. (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                        (In millions of dollars)
                               (Unaudited)
                                              September 30, December 31,
                                                   1997         1996
                                              ------------- ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    32.1     $   209.2
 Short-term investments                             156.7         194.2
 Accounts receivable - net                          800.0         704.3
 Materials and supplies                              60.3          63.0
 Deferred income taxes                              142.6         158.9
 Other current assets                                79.8         127.2
                                                ---------     ---------
     Total current assets                         1,271.5       1,456.8

Investments (Notes 2 and 3)                       6,182.1         274.7
Properties less accumulated depreciation          9,904.9       9,529.1
Other assets                                        150.4         155.8
                                                ---------     ---------
     TOTAL ASSETS                               $17,508.9     $11,416.4
                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    29.3     $    44.0
 Accounts payable                                   744.2         708.9
 Income and other taxes                             170.1         178.7
 Other current liabilities                          303.0         202.7
 Current maturities of long-term debt (Note 5)       61.3          56.0
                                                ---------     ---------
     Total current liabilities                    1,307.9       1,190.3

Long-term debt (Note 5)                           7,460.2       1,800.3
Other liabilities                                   950.0         987.1
Minority interests                                   49.4          49.5

Deferred income taxes                             2,447.0       2,411.6
                                                ---------     ---------
     TOTAL LIABILITIES                           12,214.5       6,438.8
                                                ---------     ---------
Stockholders' equity (Note 6):
 Common stock $1.00 per share par value             398.8         132.4
 Additional paid-in capital                         238.6         462.1
 Retained income                                  4,677.6       4,403.7

 Less treasury stock at cost, 21,757,902
  shares and 7,252,634 shares (presplit),
  respectively                                      (20.6)        (20.6)
                                                ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,294.4       4,977.6
                                                ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $17,508.9     $11,416.4
                                                =========     =========

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                     1997        1996
                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   497.4   $   569.9
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)         77.2        --
     Depreciation                                     328.9       320.5
     Deferred income taxes                             49.8        44.3
     Nonoperating gains and losses on properties
       and investments                                (26.7)      (38.9)
     Equity in earnings of Conrail (Notes 2 and 3)    (64.5)       --
     Changes in assets and liabilities
       affecting operations:
        Accounts receivable                           (80.7)      (72.0)
        Materials and supplies                          2.7         3.6
        Other current assets                           37.9        24.6
        Current liabilities other than debt           144.9        34.8
        Other - net                                   (41.5)       (3.1)
                                                  ---------   ---------
         Net cash provided by operating activities    925.4       883.7

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                         (687.2)     (500.2)
 Property sales and other transactions                 57.4        88.8
 Investment in Conrail (Note 2)                    (5,727.9)       --
 Investments, including short-term                   (166.0)     (166.4)
 Investment sales and other transactions              143.7       220.3
                                                  ---------   ---------
         Net cash used for investing activities    (6,380.0)     (357.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                           (225.8)     (213.7)
 Common stock issued - net                             21.6        25.8
 Purchase and retirement of common stock (Note 7)      --        (370.5)
 Commercial paper proceeds (Note 5)                 1,540.2        --
 Credit facility costs paid                           (72.0)       --
 Proceeds from long-term borrowings (Note 5)        4,241.8       209.6
 Debt repayments                                     (228.3)      (57.5)
                                                  ---------   ---------
         Net cash provided by (used for)
           financing activities                     5,277.5      (406.3)
                                                  ---------   ---------
         Net increase (decrease) in cash and
           cash equivalents                          (177.1)      119.9

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                 209.2        67.7
                                                  ---------   ---------
 At end of period                                 $    32.1   $   187.6
                                                  =========   =========

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                        (In millions of dollars)
                               (Unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                     1997        1996
                                                  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)          $   158.9   $   108.8
   Income taxes                                   $   154.6   $   232.7

* Cash equivalents are highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly NS' financial position as of September 30, 1997, and its results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL)
   -------------------------------------------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock either was canceled or was converted into the right to receive $115 per share in cash. NS' share of the purchase price to acquire Conrail stock is expected to total $5.8 billion (including the cost of shares acquired prior to May 23 and transaction fees and expenses), some of which was recorded as a current liability. NS has a 58% economic and a 50% voting interest in the entity which owns Conrail. All Conrail stock jointly owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not likely prior to mid-1998. The transaction will be consummated after STB approval and is contingent upon, among other things, attainment of labor implementing agreements (see also Notes 3, 4 and 5).

   DEBT COMMITMENTS
   ----------------
   On May 21, 1997, NS terminated the remaining $1.65 billion of the commitments available under a $13.0 billion credit agreement dated February 10, 1997, as amended. NS currently has in place a $2.8 billion, five-year credit facility that supports its commercial paper. The credit facility provides for interest on borrowings at rates prevailing at the time and contains

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

2. Commitments and Contingencies (continued)

   DEBT COMMITMENTS (continued)
   ----------------
   customary financial covenants. The cost of the Conrail transaction was financed through the issuance of senior term debt and commercial paper. On May 14, 1997, NS terminated the contracts and agreements previously entered into to hedge its exposure to changes in certain interest rates (see Note 5, "Term Notes," "Hedging Activities" and "Commercial Paper").

3. Conrail Effect on NS' Financial Statements

   The equity method of accounting has been applied to NS' investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." As a result, the September 30, 1997, Consolidated Balance Sheet includes
   $5.8 billion in investments (see also Note 5). The 1997 Consolidated Statements of Income reflect various Conrail-related items. These principally consist of expenses associated with the acquisition of Conrail stock, such as interest expense on debt and credit facility costs, including the first-quarter pretax charge of $77.2 million, and equity in earnings of Conrail. The latter, amounting to $64.5 million for the first nine months, represents NS' portion of Conrail's earnings, after excluding items considered to be part of the Conrail acquisition costs, net of $27.5 million amortization of the difference between NS' investment in Conrail and the underlying equity in net assets. NS is amortizing the difference between its purchase price for its investment in Conrail and its equity in the underlying net assets of Conrail based on preliminary estimates of: (a) the fair values of Conrail's property and equipment, (b) their remaining useful lives, and
   (c) the fair values of other Conrail assets and liabilities. Conrail-related items reduced third-quarter net income by $23.7 million, or $0.07 per share, and reduced net income for the first nine months by $86.3 million, or $0.23 per share.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

4. Conrail and Subsidiaries--Summarized Consolidated Financial
   Information

   The following summary financial information for Conrail for its fiscal periods ended September 30, 1997 and 1996, and at December 31, 1996, as provided by Conrail's management, should be read in conjunction with the financial statements and notes included in Conrail's and Consolidated Rail Corporation's latest Annual Reports on Form 10-K and subsequent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

   Summarized Consolidated Statements of Income - Conrail
   ------------------------------------------------------
                               Three Months Ended  Nine Months Ended
                                  September 30,      September 30,
                                 1997     1996       1997      1996
                               --------  --------  --------  --------
                                      (In millions of dollars)
                                             (Unaudited)

      Operating revenues       $   944   $   933   $ 2,787   $ 2,771
      Operating expenses           726       698     2,684     2,413
                               -------   -------   -------   -------
        Operating income           218       235       103       358

      Other-net                    (21)      (19)      (59)      (54)
                               -------   -------   -------   -------
        Income before income
         taxes                     197       216        44       304

      Provision for
        income taxes                96        78       155       109
                               -------   -------   -------   -------

        Net income (loss)      $   101   $   138   $  (111)  $   195
                               =======   =======   =======   =======

   Note: Operating expenses for 1997 include a $221 million charge in the second quarter in conjunction with the termination of the Conrail ESOP, and $23 million and $264 million, respectively, of merger-related compensation and other costs in the third quarter and first nine months. The third-quarter provision for income taxes includes a $22 million adjustment for cumulative deferred taxes related to recent Ohio tax law changes. These items reduced net income by $38 million in the third quarter and $442 million for the first nine months. Operating expenses for 1996 include a $135 million second-quarter charge for voluntary separation programs that reduced net income by $83 million.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

4. Conrail and Subsidiaries--Summarized Consolidated Financial
   Information (continued)

   Summarized Consolidated Balance Sheets - Conrail
   ------------------------------------------------
                                         September 30,  December 31,
                                             1997           1996
                                         ------------   ------------
                                                  (Unaudited)
   Assets
      Current assets                       $  1,117       $  1,117
      Noncurrent assets                       7,486          7,285
                                           --------       --------
        Total assets                       $  8,603       $  8,402
                                           ========       ========

   Liabilities and stockholders' equity
      Current liabilities                  $  1,231       $  1,092
      Noncurrent liabilities                  4,326          4,203
      Stockholders' equity                    3,046          3,107
                                           --------       --------
        Total liabilities and
         stockholders' equity              $  8,603       $  8,402
                                           ========       ========

5. Long-Term Debt

   TERM NOTES
   ----------
   On May 19, 1997, to finance the cost of the Conrail transaction, NS issued and sold $4.3 billion of senior term notes as follows:
   $400 million of its 6.7% Notes due May 1, 2000; $200 million of its 6.875% Notes due May 1, 2001; $500 million of its 6.95% Notes due May 1, 2002; $750 million of its 7.35% Notes due May 15, 2007;
   $550 million of its 7.7% Notes due May 15, 2017; $800 million of its 7.8% Notes due May 15, 2027; $750 million of its 7.05% Notes due May 1, 2037; and $350 million of its 7.9% Notes due May 15, 2097. None of the Notes is entitled to any sinking fund.

   The 2000 Notes, the 2001 Notes, the 2002 Notes and the 2007 Notes are not redeemable prior to maturity. The 2017 Notes, the 2027 Notes and the 2097 Notes may be redeemed at any time at NS' option. The 2037 Notes may be redeemed at the option of the holder on May 1, 2004, at face value; thereafter, they may be redeemed at any time at NS' option. If certain tax laws are changed, NS has the right to shorten the maturity of the 2097 Notes. NS is subject to various financial covenants while the Notes are outstanding.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

   HEDGING ACTIVITIES
   ------------------
   On May 14, 1997, NS terminated $1.25 billion notional amount of contracts and agreements previously entered into to hedge its exposure to changes in interest rates in anticipation of issuing certain Conrail-related debt. The related payment, which was not material, was capitalized and is being amortized as interest expense over the life of the underlying debt.

   NS does not engage in the trading of derivatives. NS has hedged interest rate exposures on certain components of its debt portfolio (see "Capital Lease Obligations"). Differentials paid or received as a result of fluctuations in market interest rates are deferred and recognized in interest expense over the outstanding lives of the related debt. Unamortized balances are included in long-term debt in the Consolidated Balance Sheets.

   COMMERCIAL PAPER
   ----------------
   In February and May 1997, NS issued commercial paper debt to finance part of the cost of the Conrail transaction. The debt has been classified as long-term because NS has the ability, through a revolving credit facility, to convert this obligation into longer-term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

   CAPITAL LEASE OBLIGATIONS
   -------------------------
   During the first halves of 1997 and 1996, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations totaling $64.0 million in 1997 and $107.8 million in 1996 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.83 percent and
   7.40 percent for the leases entered into in 1997, and between
   6.20 percent and 6.75 percent for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

6. Stock Split

   On July 22, 1997, the Board of Directors approved an amendment to the Corporation's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 450 million to 1,350 million in connection with a three-for-one common stock split to stockholders of record on September 5, 1997. This stock split, with no change in the par value of $1 per share, resulted in the issuance of approximately 266 million additional shares of Common Stock. The effect of the split was reflected within "Stockholders' Equity" by transferring the par value for the additional shares issued from "Additional paid-in capital" to "Common Stock." All per share amounts in this 10-Q Report have been restated to reflect the stock split.

7. Earnings Per Share

   Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding as follows
   (adjusted to reflect the three-for-one stock split described in
   Note 6):
                          Three Months Ended     Nine Months Ended
                             September 30,         September 30,
                            1997       1996       1997       1996
                            ----       ----       ----       ----
                                       (In thousands)
   Average number of
     shares outstanding   377,002    376,815    376,421    380,735

   The decrease in the average number of shares outstanding for the first nine months of 1997 compared with the first nine months of 1996 is a result of the stock purchase program which was suspended on October 23, 1996, and has not been resumed.

8. Reclassification of Motor Carrier Revenues and Expenses

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the third quarter was $179.5 million, a decrease of $22.8 million, or 11 percent, compared with the third quarter of 1996. Net income for the nine months ended September 30, 1997, was $497.4 million, down $72.5 million, or 13 percent, compared with the same period last year. Included in 1997's results were several items, related to the NS/CSX acquisition of Conrail, that reduced net income for the third quarter by $23.7 million and for the first nine months by $86.3 million (see "Joint Acquisition of Conrail," below, and Note 3). Increased income from railway operations, up 4 percent, somewhat mitigated the effects of the Conrail-related items for the first nine months.

Railway Operating Revenues
--------------------------
Third-quarter railway operating revenues were a record $1.05 billion, up
$28.0 million, or 3 percent.  For the first nine months, railway operating revenues were a record $3.16 billion, up $86.1 million, or
3 percent.  As shown in the following table, increased traffic volume and higher revenue per unit were responsible for the third-quarter improvement, while the beneficial effects of increased traffic volume were partly offset by lower revenue per unit for the first nine months.
                                 Third Quarter       First Nine Months
                                  1997 vs. 1996        1997 vs. 1996
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $  20.0               $  96.0
     Revenue per unit                   8.0                  (9.9)
                                    -------               -------
                                    $  28.0               $  86.1
                                    =======               =======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                             Revenues
                           ------------------------------------------
                               Third Quarter          Nine Months
                             1997        1996       1997       1996
                           --------    --------   --------   --------
                                         ($ in millions)

Coal                       $  325.7    $  327.5   $  977.3   $  979.8

Chemicals                     144.3       141.4      441.0      422.3
Paper/forest                  138.0       130.1      407.0      388.5
Automotive                    112.1       112.2      368.0      364.2
Agriculture                    93.6        94.4      288.1      293.1
Metals/construction            92.6        92.2      277.0      269.4
                           --------    --------   --------   --------
   General merchandise        580.6       570.3    1,781.1    1,737.5

Intermodal                    141.8       122.3      402.5      357.5
                           --------    --------   --------   --------
   Total                   $1,048.1    $1,020.1   $3,160.9   $3,074.8
                           ========    ========   ========   ========


                                             Carloads
                           -------------------------------------------
                               Third Quarter          Nine Months
                             1997        1996       1997       1996
                           ---------   ---------  ---------  ---------
                                         (in thousands)

Coal                          332.3       333.4      987.4      987.5

Chemicals                     100.8        97.5      303.6      286.8
Paper/forest                  116.1       111.6      345.0      329.8
Automotive                     81.4        83.5      270.5      263.1
Agriculture                    86.9        91.6      267.3      275.5
Metals/construction            96.2        94.4      282.0      273.5
                           --------    --------   --------   --------
   General merchandise        481.4       478.6    1,468.4    1,428.7

Intermodal                    379.8       334.1    1,095.0      976.5
                           --------    --------   --------   --------
   Total                    1,193.5     1,146.1    3,550.8    3,392.7
                           ========    ========   ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Revenues from coal traffic were down slightly in both the third quarter and the first nine months, compared with the same periods last year. Tonnage handled increased 1 percent for both periods as gains in export and steel coal volume offset declines in utility coal volume. Export coal tonnage increased 7 percent in the third quarter and 8 percent for the first nine months, primarily due to increased shipments to Holland, Japan and Brazil. Utility tonnage decreased 3 percent in the third quarter and 2 percent for the first nine months, principally due to reduced shipments because of the mild summer, unscheduled plant outages and service disruptions in the West. Average revenues per car were down slightly for both periods due to increases in shorter-haul traffic. Fourth-quarter coal revenues are expected to be about even with those of 1996.

General Merchandise
-------------------
Revenues from general merchandise traffic increased 2 percent in the third quarter and 3 percent for the first nine months, compared with the same periods last year. Increased paper/forest and chemicals revenues were principally responsible for these improvements.

Chemicals revenues increased 2 percent in the third quarter and 4 percent for the first nine months, due to increased traffic volume in most market groups. Paper/forest revenues increased 6 percent in the third quarter and 5 percent for the first nine months, due to wood chip and kaolin volume growth, increased demand for lumber and printing paper, and compared with relatively weak periods last year. Metals/construction revenues were up slightly in the third quarter and increased 3 percent for the first nine months, due to strong demand for aggregates required for new construction projects. Automotive revenues were flat in the third quarter, but increased 1 percent for the first nine months. In the third quarter, continued bilevel equipment shortages, service disruptions in the West and unexpected plant downtime adversely affected traffic volume. Agriculture revenues decreased 1 percent in the third quarter and 2 percent for the first nine months, due to lower traffic volume.

General merchandise revenues in the fourth quarter are expected to continue to be ahead of the same period last year.

Intermodal
----------
Revenues from intermodal traffic increased 16 percent in the third quarter and 13 percent for the first nine months, compared with the same periods last year. Container traffic volume led the growth, increasing 16 percent in the third quarter and 14 percent for the first nine months. Trailer volume increased 9 percent for the quarter and the first nine months. RoadRailer volume increased 13 percent in the third quarter and 11 percent for the first nine months. Fourth-quarter intermodal revenues are expected to continue to show double-digit percentage growth, compared with last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Railway Operating Expenses
--------------------------
Railway operating expenses increased 4 percent in the third quarter and 2 percent for the first nine months, compared with the same periods last year.

The largest increases were in materials, services and rents, which was up 12 percent in the third quarter and 11 percent for the first nine months. These increases, primarily volume driven, reflect a rise in equipment rents, handling costs related to the growth in intermodal traffic, locomotive repair costs and joint facility costs. Additionally, higher information technology costs, primarily Year-2000 compliance programming, contributed to the increases.

Compensation and benefits expenses increased 3 percent in the third quarter, but decreased slightly for the first nine months. The increase for the quarter was primarily due to higher wages for agreement employees, including the July 1 general wage increase for certain agreement employees, and train and engine employee training costs. For the first nine months, productivity gains and lower fringe benefits costs more than offset the effects of the higher wage rates.

Casualties and other claims expenses increased 10 percent in the third quarter, but decreased 9 percent for the first nine months. The comparative increase for the quarter was related to the effect of a 1996 insurance premium rebate for earlier periods. The year-to-date decline was primarily due to lower personal injury and environmental accruals.

Diesel fuel expenses decreased 4 percent in the third quarter, but increased 2 percent for the first nine months. The decrease for the quarter was due to a 7 percent decline in the average price per gallon, which was partially offset by a 3 percent increase in consumption caused by higher traffic volume. For the first nine months, the average price per gallon was down slightly, while consumption was up 2 percent.

Other expenses declined 4 percent in the third quarter and 3 percent for the first nine months due to favorable adjustments of sales and use taxes and, for the year-to-date, favorable adjustments of property taxes.

The 3 percent increase in railway operating revenues combined with a 4 percent increase in railway operating expenses produced a third-quarter railway operating ratio of 71.6 percent, 1 percentage point higher than last year. The higher railway operating ratio reflects, in part, that intermodal traffic was a larger component of railway traffic. For the first nine months, the railway operating ratio was 71.6 percent, a record for that period compared to
72.0 percent for the first nine months of 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Motor Carrier Operating Revenues
--------------------------------
Motor carrier operating revenues increased 4 percent in the third quarter and 2 percent for the first nine months, compared with the same periods last year. For the quarter, revenues increased 6 percent for the High Value Products (HVP) Division and 3 percent for the Relocation Services (RS) Division. For the first nine months, HVP revenues were up 5 percent, while RS revenues were down less than 1 percent. All of the revenue changes were primarily volume driven.

Motor Carrier Operating Expenses
--------------------------------
Motor carrier operating expenses increased 4 percent in the third quarter and 1 percent for the first nine months, compared with the same periods last year. Both variances were principally due to increased volume.

Other Income (Expense)
----------------------
Total other income and expense in the third quarter was an expense of $64.6 million, compared with an expense of $2.3 million in third-quarter 1996. For the first nine months, total other income and expense was an expense of $191.2 million, compared with an expense of $0.6 million in the same period last year. The large increases were principally attributable to interest expense on debt related to the acquisition of Conrail stock, and a one-time charge of $77.2 million in the first quarter of 1997 to write off costs incurred to establish and maintain a $13 billion credit facility in connection with NS' bid to acquire all of Conrail. The additional interest expense and the credit facility charge were somewhat offset by equity in earnings of Conrail (see also "Joint Acquisition of Conrail," below, and Notes 2 and 3).

Income Taxes
------------
The effective income tax rate for the third quarter was 27.6 percent, compared with 35.4 percent for third-quarter 1996. For the first nine months, the effective rate was 32.3 percent, compared with 35.7 percent for the same period last year. Both periods this year were affected by NS' equity in the after-tax earnings of Conrail. Excluding equity in earnings of Conrail from pretax income, the effective rates were
33.1 percent in the third quarter and 35.4 percent for the first nine months. The lower rate for the quarter, compared with third-quarter 1996, resulted from favorable adjustments of state income tax accrued liabilities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                   September 30, 1997  December 31, 1996
                                   ------------------  -----------------
                                            (Dollars in millions)
   Cash and short-term investments        $188.8           $403.4
   Working capital                        $(36.4)          $266.5
   Current assets to current liabilities     1.0              1.2
   Debt to total capitalization             58.8%            27.6%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover most of the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in the current liabilities other than debt source of cash this year versus last year is principally due to interest accruals for debt issued to finance the Conrail acquisition. The comparatively greater use of cash in other-net was primarily attributable to decreases in long-term liabilities compared with increases in the same period last year and greater increases in certain other assets. The small working capital deficit at September 30, 1997, is attributable to interest accrued on the Conrail acquisition debt, which is due in the fourth quarter. NS expects to issue additional commercial paper to fund some of the interest payments.

CASH USED FOR INVESTING ACTIVITIES increased substantially due to the joint acquisition of Conrail (see "Joint Acquisition of Conrail," below, and Notes 2 and 3). The increase in property additions in the first nine months of 1997, compared with last year, is the result of increased roadway additions and the purchase of some locomotives in 1997 using cash, instead of capital leases.

CASH PROVIDED BY FINANCING ACTIVITIES in the first half of 1997 included net proceeds from the issuance of $4.3 billion principal amount of senior term debt and proceeds from the sale of commercial paper to finance NS' share of the cost of the joint acquisition of Conrail (see Note 5). Included also is $72.0 million of credit facility costs related to certain now-terminated commitments under credit agreements which were in place to support the previous tender offer for all Conrail shares. NS currently has in place a $2.8 billion credit facility to support its commercial paper (see Note 2, "Debt Commitments"). The agreements entered into to hedge certain NS exposures to changes in interest rates were terminated during the second quarter (see Note 5, "Hedging Activities").

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

JOINT ACQUISITION OF CONRAIL

On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note 2). On June 2, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive $115 per share in cash. NS' estimated total cost for its share of the acquisition is expected to be $5.8 billion. On June 23, NS and CSX filed a joint application with the STB for control and division of the use and operations of Conrail's assets as well as related matters necessary to implement the transaction. The application addresses projected traffic flows, proposed operations and related matters; outlines the capital investments each of NS and CSX plans to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB. The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights and modification of other proposed aspects of operations. In May, the STB issued a scheduling order providing for issuance of a final STB decision no later than June 8, 1998, to become effective 30 days thereafter.

On November 3, the STB extended the period for issuing its final decision by 45 days, to July 23, 1998, to become effective 30 days thereafter. This extension was in conjunction with a new requirement that NS and CSX comply with the STB's order requiring submission of detailed safety integration plans. This may or may not delay the realization of the expected transaction benefits. No assurance can be given with respect to the receipt of STB approval or as to modifications or conditions that may be imposed in connection therewith. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, DC 20423-0001.

Until the date NS and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and management. After the Control Date, various agreements between NS and CSX provide, among other things and subject to approval by the STB and other conditions, for each of the parties: (1) separately to operate portions of the routes and assets now owned and operated by Conrail, and (2) jointly to operate other Conrail properties. Those agreements also provide for the allocation between NS and CSX of responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NS and CSX, NS will not have complete access to Conrail's related books, records and physical assets, and will not know precisely which Conrail properties NS will have responsibility for under its agreements with CSX. As a consequence, it is not possible at this time for NS to state or to assess with precision the amount of its share of Conrail assets and liabilities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

DERIVATIVE FINANCIAL INSTRUMENTS

NS uses derivative financial instruments in limited instances to manage interest rate risk. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating rate debt instruments and by entering into interest rate hedging transactions to achieve a targeted mix within its debt portfolio. NS had a limited number of interest rate swaps in place at September 30, 1997 (see Note 5, "Capital Lease Obligations"), all of which were accounted for as hedging transactions. Because these derivative instruments are being used to convert certain fixed-rate debt to a variable market-based rate, NS' total potential interest rate exposure under these swaps is not determinable. However, NS' management considers it highly unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on the Company's financial position, results of operations or liquidity.

CLASS ACTION SUIT

Norfolk Southern Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Alabama, on behalf of African-Americans currently employed or working since December 16, 1989, who allege that the Corporation has discriminated against them in promotion to nonagreement positions because of their race. The non-jury trial concluded in June, and the parties await the judge's setting a briefing schedule. While the outcome of this matter cannot be predicted, Management's current assessment, based on all known facts and circumstances and other available factors, is that the result is unlikely to have a material adverse effect on NS' financial position, results of operations or liquidity.

JURY VERDICT

On September 8, 1997, a state court jury in New Orleans, Louisiana, returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company, all the common stock of which is owned by NS. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on September 9, 1987, when a chemical called butadiene leaked from a tank car.

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Previously, the jury had awarded nearly $2.0 million in compensatory damages to 20 individuals who are members of the class. However, at least in part because there has been no determination of the amount of compensatory damage, if any, sustained by all the class members to whom the jury awarded punitive damages, the Supreme Court of Louisiana recently entered an order prohibiting the trial judge from entering a final judgment for punitive damages until liability for all remaining compensatory damages has been determined.

Management will continue to monitor the progress of the litigation.
If the trial judge does not set aside or modify the jury verdict in an acceptable manner, appropriate appeals will be pursued. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification, and AGS' ultimate financial liability--the amount of which could be reduced substantially by anticipated recoveries from liability insurance carriers--will not have a material adverse effect on NS' consolidated financial position, results of operations or cash flows.

                       PART II.  OTHER INFORMATION
                      ----------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Computation of Per Share Earnings

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated July 3, 1997, was filed electronically on July 3, 1997, reporting that the Corporation closed the $3.5 billion, five-year credit agreement dated as of May 21, 1997, among the Corporation, the banks from time to time parties thereto, Morgan Guaranty Trust Company of New York, as administrative agent, and Merrill Lynch Capital Corporation, as document agent.

             A report on Form 8-K dated July 22, 1997, was filed electronically on July 23, 1997, reporting that the Board of Directors of the Corporation approved a three-for-one split of the Corporation's common stock, with an expected effective and record date of September 5, 1997.

             A report on Form 8-K dated September 10, 1997, was filed electronically on September 10, 1997, reporting that a state court jury in New Orleans, Louisiana, returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company, a subsidiary of Norfolk Southern Railway Company, all the common stock of which is owned by the Corporation.

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




Date:  November 10, 1997       /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  November 10, 1997       /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer)(Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                            INDEX TO EXHIBITS
                            -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------
   11        Statement re Computation of Per Share
             Earnings                                         25-26

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules and
             regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or
             Section 18 of the Securities Exchange
             Act of 1934).                                       27