Form 10-K405
period 1997-12-31
NORFOLK SOUTHERN CORP
filed 1998-03-25
CIK 702165

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                        ------------------------

                              FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997.
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

    The aggregate market value of the voting stock held by nonaffiliates as of February 28, 1998: $13,018,725,432

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1998: 378,039,214 (excluding
 21,757,902 shares held by registrant's consolidated subsidiaries)

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 1, 1998), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           Item                                                Page
           ----                                                ----
Part I      1.   Business                                        4

            2.   Properties                                      4

            3.   Legal Proceedings                              21

            4.   Submission of Matters to a Vote of Security
                    Holders                                     21

                 Executive Officers of the Registrant           22


Part II     5.   Market for Registrant's Common Stock and
                    Related Stockholder Matters                 26

            6.   Selected Financial Data                        27

            7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  34

            8.   Financial Statements and Supplementary Data    52

            9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure      81


Part III   10.   Directors and Executive Officers of the
                    Registrant                                  81

           11.   Executive Compensation                         81

           12.   Security Ownership of Certain Beneficial
                    Owners and Management                       81

           13.   Certain Relationships and Related
                    Transactions                                81


Part IV    14.   Exhibits, Financial Statement Schedule, and
                    Reports on Form 8-K                         82

                 Index to Consolidated Financial Statement
                    Schedule                                    82


Power of Attorney                                               87

Signatures                                                      87

Exhibit Index                                                   91

                                 PART I

Item 1.   Business.
------    --------

      and

Item 2.   Properties.
------    ----------

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

          Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). As of Dec. 31, 1997, all the common stock of NW (100 percent voting control) was owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway and 16.1 percent of its voting preferred stock (resulting in 94.8 percent voting control) was owned directly by Norfolk Southern.

          On June 21, 1985, Norfolk Southern acquired control of North American Van Lines, Inc. and its subsidiaries (NAVL), a diversified motor carrier. In accordance with an Acquisition Agreement dated May 2, 1984, and with the approval of the transaction by the ICC, Norfolk Southern acquired all the issued and outstanding common stock of NAVL. During 1993, NAVL underwent a restructuring (see discussion on page 17) designed to enhance its opportunities to return to profitability. On Jan. 12, 1998, NS announced that it signed an agreement to sell all the common stock of NAVL. The transaction is subject to customary closing conditions and is expected to be consummated before May 31, 1998; NS expects to report a gain on this sale. NAVL's results of operation, financial position and cash flows are presented as "Discontinued operations" in the accompanying financial statements.

          Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

          JOINT ACQUISITION OF CONRAIL INC. - During 1997, NS and CSX Corporation (CSX) completed the acquisition of Conrail Inc. equity (see "Joint Acquisition of Conrail" on page 47).

          CONTINUING OPERATIONS:

          RAILROAD OPERATIONS - As of Dec. 31, 1997, NS' railroads operated approximately 14,400 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West

Virginia, and in the Province of Ontario, Canada. Of this total, 12,101 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, its railroads operate 10,838 miles of passing, industrial, yard and side tracks.

          NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately 330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both Norfolk Southern and the North Carolina Railroad Company (NCRR) and by the stockholders of NCRR, the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting and enjoined the parties from performing under the extension agreement. NCRR has suits pending against Norfolk Southern and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases and at the STB to seek the establishment of terms and conditions of NS' railroads' continued use and the compensation therefor. Also, certain NCRR stockholders earlier had filed four separate, and still pending, derivative actions challenging the adequacy of the rental terms in the extension agreement. NS' railroads presently are operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS' consolidated financial statements.

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

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          Implementation of the Conrail transaction should expand NS' service area considerably, giving it access to most of the major ports on the East Coast, to New York City and the Northeast, and to the Midwest. Additional information is provided in "Management's Discussion and Analysis," beginning on page 34, and in Note 2 to the Consolidated Financial Statements.

          NS' railroads and other railroads have entered into service interruption agreements, effective Dec. 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS were so affected, it could receive daily indemnities from non-affected parties; if parties other than NS were affected, NS could be required to pay indemnities to those parties. If NS were required to pay the maximum amount of indemnities required of it under these agreements -- an event considered unlikely at this time -- such liability should not exceed approximately $85 million.

          TRIPLE CROWN OPERATIONS - Until April 1993, Norfolk Southern's intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered Trademark hereinafter abbreviated RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of Norfolk Southern and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC. Because NS indirectly owns only 50 percent of TCSC, the revenues of TCSC are not consolidated with the results of NS. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via Conrail. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York. NS expects to succeed to Conrail's interest in TCSC, if its joint control application with CSX is approved.

          RAILWAY OPERATING REVENUES - NS' total railway operating
revenues were $4.2 billion in 1997.  Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:
                                   Year Ended December 31,
Principal Sources of -----------------------------------------------
Railway Operating
Revenues                 1997      1996     1995     1994      1993
--------------------     ----      ----     ----     ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipments)
COAL
  Revenues              $1,301   $1,305    $1,268   $1,290   $1,239
   % of total revenues     31%      32%       32%      33%      33%
  Shipments              1,324    1,310     1,267    1,274    1,209
   % of total shipments    28%      29%       29%      30%      30%
  Revenue Yield         $  983   $  996    $1,001   $1,013   $1,025

CHEMICALS
  Revenues              $  585   $  560    $  541   $  538   $  501
   % of total revenues     14%      14%       14%      14%      14%
  Shipments                405      385       374      376      343
   % of total shipments     8%       8%        8%       9%       8%
  Revenue Yield         $1,446   $1,456    $1,447   $1,433   $1,459

PAPER/CLAY/FOREST
  Revenues              $  539   $  513    $  537   $  522   $  522
   % of total revenues     13%      12%       13%      13%      14%
  Shipments                457      438       459      464      466
   % of total shipments     9%      10%       10%      11%      12%
  Revenue Yield         $1,178   $1,171    $1,170   $1,124   $1,120

AUTOMOTIVE
  Revenues              $  492   $  489    $  449   $  429   $  426
   % of total revenues     11%      12%       11%      11%      11%
  Shipments                361      354       328      317      318
   % of total shipments     8%       8%        7%       7%       8%
  Revenue Yield         $1,364   $1,379    $1,368   $1,352   $1,340

AGRI./GOVT./CONSUMER
  Revenues              $  391   $  393    $  394   $  380   $  357
   % of total revenues      9%       9%       10%      10%      10%
  Shipments                366      376       391      383      359
   % of total shipments     8%       8%        9%       9%       9%
  Revenue Yield         $1,065   $1,045    $1,007   $  992   $  994

METALS/CONSTRUCTION
  Revenues              $  368   $  354    $  349   $  330   $  309
   % of total revenues      9%       9%        8%       8%       8%
  Shipments                374      359       367      366      338
   % of total shipments     8%       8%        8%       8%       8%
  Revenue Yield         $  985   $  986       951   $  902   $  915

                                   Year Ended December 31,
Principal Sources of -----------------------------------------------
Railway Operating
Revenues                 1997      1996     1995     1994      1993
--------------------     ----      ----     ----     ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipments)
INTERMODAL
 (Trailers, Containers
 and RoadRailers)
  Revenues              $  547   $  487    $  474   $  429   $  374
   % of total revenues     13%      12%       12%      11%      10%
  Shipments              1,472    1,331     1,263    1,127      995
   % of total shipments    31%      29%       29%      26%      25%
  Revenue Yield         $  372   $  366    $  376   $  380   $  376

OTHER INTERMODAL RELATED*
  Revenues              $   --   $   --    $   --   $   --   $   18
   % of total revenues      --       --        --       --       --
                        ------   ------    ------   ------   ------

Total Railway Operating
   Revenues             $4,223   $4,101    $4,012   $3,918   $3,746
Total Railway Shipments  4,759    4,553     4,449    4,307    4,028
Railway Revenue Yield   $  887   $  901    $  902   $  910   $  930


Note: Revenues previously reported as "other railway revenues"
      (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads and intermodal rail and RoadRailer(RT) units.

*  See discussion on page 6 regarding TCSC revenues.

          COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' principal commodity group. They originated 119 million tons of coal, coke and iron ore in 1997 and handled a total of 134 million tons. Originated tonnage increased
2 percent from 117 million tons in 1996, and total tons handled increased 3 percent from 130 million tons in 1996. Revenues from coal, coke and iron ore account for about 31 percent of NS' total railway operating revenues.

          The following table shows total coal, coke and iron ore
tonnage originated on line, received from connections and handled for the past five years:
                     Tons of Coal, Coke and Iron Ore (Millions)
                    --------------------------------------------
                     1997     1996      1995      1994     1993
                     ----     ----      ----      ----     ----
     Originated       119      117       114       115      112
     Received          15       13        11        11        6
                     ----     ----      ----      ----     ----
     Handled          134      130       125       126      118

          Of the 119 million tons of coal, coke and iron ore
originated on NS' railroads' lines in 1997, the approximate breakdown by origin state was as follows:
          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia              43
          Virginia                   35
          Kentucky                   28
          Alabama                     5
          Indiana                     3
          Illinois                    2
          Tennessee                   2
          Other                       1
                                    ---
              Total                 119
                                    ===

          Of this 119 million tons, approximately 28 million moved for export, principally through NS' pier facilities at Norfolk (Lamberts Point), Virginia; 19 million moved to domestic and Canadian steel industries; 64 million of steam coal moved to electric utilities; and 8 million moved to other industrial and miscellaneous users.

          NS' railroads moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 5 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1997 was 45 million tons. Of this total, 71 percent, or 32 million tons
(including coastwise traffic), moved through Lamberts Point, a 7 percent increase, compared with the 30 million tons handled in 1996.

          The quantities of NS export coal handled through Lamberts
Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------
             1997      1996      1995      1994      1993
             ----      ----      ----      ----      ----
              28        26        25        24        25

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 34.

          MERCHANDISE TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings: Paper, Clay, and Forest Products; Chemicals; Automotive; Agriculture, Government, and Consumer Products; and Metals and Construction. Total merchandise revenues in 1997 were $2.92 billion, a 5 percent increase, compared with 1996. Merchandise carloads handled in 1997 were 3.43 million, compared with 3.24 million handled in 1996, an increase of 6 percent.

          Intermodal results, for 1993 and later, reflect the effect of the formation, in April 1993, of TCSC, a partnership between subsidiaries of NS and Conrail (see also page 6). This partnership provides RoadRailer(RT) service previously offered by a wholly owned subsidiary of NS. Because NS currently owns only 50 percent of TCSC, its revenues are not consolidated. NS' intermodal revenues include only revenues for rail service NS provides the partnership.

          In 1997, 111 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS, originated on line. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

          Revenues in five of the six market groups comprising merchandise traffic improved in 1997. The largest gains were in Intermodal, up $60 million; Paper, Clay, and Forest Products, up
$26 million; and Chemicals, up $25 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 34.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years:
                                    Year Ended December 31,
                         -------------------------------------------
                           1997     1996     1995    1994     1993
                          ------   ------   ------  ------   ------
Revenue ton miles
 (billions)                  136      130      127     122      112
Freight train miles
 traveled (millions)        49.7     49.4     48.5    46.0     43.3
Revenue per ton mile     $0.0311  $0.0316  $0.0317 $0.0320  $0.0336
Revenue tons per train     2,732    2,625    2,611   2,655    2,577
Revenue ton miles
 per man-hour worked       2,905    2,764    2,679   2,579    2,304
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         71.3     71.6     73.5    73.4     75.6

          FREIGHT RATES - In 1997, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1997, NS' railroads were found by the STB to be "revenue adequate" based on results for the year 1996. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

          The revenue adequacy measure is one of several factors considered by the STB when it is called upon to rule on the reasonableness of regulated rates.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina. Commuter trains are operated on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. Both of these services are under contracts providing for reimbursement of related expenses incurred by NS. NS also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois.

          Should the Conrail transaction become effective as proposed, NS will accommodate substantially increased Amtrak and commuter passenger mileage and will conduct significant freight operations over trackage owned by Amtrak or by commuter entities.

          NONCARRIER OPERATIONS - Norfolk Southern's noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1997, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 14.

          RAILWAY PROPERTY:

          EQUIPMENT - As of Dec. 31, 1997, NS owned or leased the
following units of equipment:
                                Number of Units
                       --------------------------------     Capacity
                         Owned*     Leased      Total    of Equipment
                       ---------   --------   --------   ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,027         0        2,027     6,472,600
  Switching                 112         0          112       163,950
  Auxiliary units            61         0           61             0
                       ---------   -------    --------   ------------
    Total locomotives     2,200         0        2,200     6,636,550
                       =========   =======    ========   ============

Freight Cars:                                                (Tons)
  Hopper                 22,639       331       22,970     2,425,379
  Box                    18,789       666       19,455     1,520,443
  Covered Hopper         12,400     1,890       14,290     1,550,683
  Gondola                26,140         0       26,140     2,797,632
  Flat                    3,967       825        4,792       346,931
  Caboose                   207         0          207             0
  Other                   1,438         0        1,438        95,840
                       ---------   -------    --------   ------------
    Total freight cars   85,580     3,712       89,292     8,736,908
                       =========   =======    ========   ============

Other:
  Work equipment          6,745         3        6,748
  Vehicles                3,649         0        3,649
  Highway trailers
   and containers         2,043     2,785        4,828
  RoadRailers(RT)           922         0          922
  Miscellaneous           1,498     1,799        3,297
                       ---------   -------    --------
    Total other          14,857     4,587       19,444
                       =========   =======    ========


* Includes equipment leased to outside parties and equipment subject to equipment trusts, condition sale agreements and capitalized leases.

          The following table indicates the number and year of
purchase for locomotives and freight cars owned at Dec. 31, 1997:
                                     Year Built
             ---------------------------------------------------------
                                            1987-  1981- 1980 &
             1997  1996  1995  1994  1993   1992   1986  Before  Total
             ----  ----  ----  ----  ----   ----   ----  ------  -----
Locomotives:
  Number of
    units    120   120    125    25    31    292    420   1,067   2,200
  Percent of
    fleet      5     5      6     1     1     13     19      50     100

Freight cars:
  Number of
    units    499   787  1,034   779   931  6,122  6,632  68,796  85,580
  Percent of
    fleet      1     1      1     1     1      7      8      80     100

          The average age of the freight car fleet at Dec. 31, 1997, was 23.0 years. During 1997, 2,250 freight cars were retired. As of Dec. 31, 1997, the average age of the locomotive fleet was 15.3 years. During 1997, 78 locomotives, the average age of which was 23.3 years, were retired. Since 1988, more than 25,100 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and over-age revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end, the locomotive bad order ratio had returned to a more historic level.

                                   Annual Average Bad Order Ratio
                                   -------------------------------
                                   1997  1996   1995   1994   1993
                                   ----  ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        4.6%   4.8%   5.8%  6.7%   7.3%

Locomotives:
    NS Rail                        5.0%   4.5%   4.7%  4.7%   4.3%

          TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,427 miles of track maintained as of Dec. 31, 1997, 15,878 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1997 was as follows:
              Gross tons of
             freight carried
              per track mile       Track miles       Percent
                 (Millions)     of running tracks*   of total
              ----------------  -----------------    --------
                0-4                   4,470              28
                5-19                  4,708              29
                20 and over           6,893              43
                                     ------             ---
                                     16,071             100

                * Excludes trackage rights.

          The following table summarizes certain information about NS'
track roadway additions and replacements during the past five years:
                               1997   1996    1995   1994    1993
                               ----   ----    ----   ----    ----
Track miles of rail installed   451    401     403    480     574
Miles of track surfaced       4,703  4,686   4,668  4,760   5,048
New crossties
  installed (millions)          2.2    1.9     2.0    1.7     1.6

          MICROWAVE SYSTEM - The NS microwave system, consisting of 7,610 radio path miles, 417 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,784 road miles operated by NS, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 560 miles are controlled by data radio from 43 microwave site locations) and 2,500 road miles are equipped for automatic block system operation.

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

          NS has underway a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. As of December 1997, most of NS' mainframe computer programs have been reviewed. This mainframe project is expected to be completed by the end of 1998. Failure to achieve Year-2000 compliance -- by NS, other railroads, its suppliers, and its customers -- could negatively affect NS' ability to conduct business for an extended period. Management believes that NS' project will be completed on time and that the chance of failure is remote.

          OTHER - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $601 million as of Dec. 31, 1997, and $594 million at Dec. 31, 1996. In addition, a portion of NS' properties is subject to liens securing, as of Dec. 31, 1997, and 1996, approximately
$1 million and $51 million of mortgage debt, respectively.

          CAPITAL EXPENDITURES - Capital expenditures for road,
equipment and other property for the past five years were as follows:
                                   Capital Expenditures
                         -----------------------------------------
                          1997     1996    1995     1994     1993
                         -----    -----    -----   -----    -----
                                 (In millions of dollars)
Road                     $ 599   $ 438    $ 386    $ 385    $ 418
Equipment                  306     326      338      240      217
Other property              24      25       33       82        4
                         -----   -----    -----    -----    -----
     Total               $ 929     789    $ 757    $ 707    $ 639
                         =====   =====    =====    =====    =====

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 1998, NS has budgeted $903 million of capital spending, of which $149 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to be affected significantly by Conrail-related expenditures, which are anticipated to add approximately $500 million (net of predicted savings) over the next three years.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" on page 49 in
Part II, Item 7, "Management's Discussion and Analysis" beginning on page 34, and in Note 17 to the Consolidated Financial Statements on page 78.

          EMPLOYEES - NS employed an average of 25,817 employees in 1997, compared with an average of 25,830 in 1996. The approximate average cost per employee during 1997 was $46,604 in wages and $17,279 in employee benefits. Approximately 74 percent of these employees are represented by various labor organizations.

          As of the end of 1997, NS had negotiated labor agreements with all of its unions. The accords with the 13 union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the STB, which succeeded the ICC on Jan. 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

          Efforts will be made in 1998 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

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

          NS' primary rail competitor is the CSX system; both operate throughout much of the same territory, and implementation of the Conrail transaction should extend the area in which they compete. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage.

          Certain cooperative strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

DISCONTINUED OPERATIONS - MOTOR CARRIER:

          DOMESTIC OPERATIONS - NAVL's principal transportation activity is the domestic, irregular route common and contract carriage of used household goods and special commodities between points in the United States. NAVL also operates as an intrastate carrier of property in 33 states. Prior to its restructuring in 1993, NAVL's domestic motor carrier business was organized into three primary divisions: Relocation Services (RS) specializing in residential relocation of used household goods; High Value Products (HVP) specializing in office and industrial relocations and transporting exhibits; and Commercial Transport (CT) specializing in the transportation of truckload shipments of general commodities. In 1993, NAVL underwent a restructuring involving termination of the CT Division and sale of the operations of Tran-Star, Inc. (Tran-Star), NAVL's refrigerated trucking subsidiary. In 1993, NAVL discontinued CT's operations, transferred some parts of CT's business to other divisions and began selling CT's assets that were not needed in NAVL's other operations. The sale of Tran-Star's operations was completed on Dec. 31, 1993.

          During 1997, the RS and HVP divisions conducted operations through a network of approximately 380 agents with over 600 locations in the United States. Agents are local moving and storage companies that provide NAVL with such services as solicitation, packing and warehousing in connection with the movement of household goods and specialized products. NAVL's future domestic operations are expected to be conducted principally through the RS and HVP divisions.

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

          FOREIGN OPERATIONS - NAVL's foreign operations are conducted through the RS and HVP Divisions and through foreign subsidiaries, including North American Van Lines Canada, Ltd. The Canadian subsidiary provides motor carrier service for the transportation of used household goods and specialized commodities between most points in Canada through a network of approximately 138 agent locations. During 1996, certain administrative functions related to the Canadian operations were transferred to NAVL's Fort Wayne, Indiana, headquarters.

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

          As a result of the agreement to sell NAVL, motor carrier
results are presented, net of taxes, as "Discontinued operations," in the Consolidated Financial Statements; see also Note 3 on page 64.
The following table presents a five-year comparison of revenues.
                                    Year ended December 31,
                     ----------------------------------------------
                       1997      1996     1995     1994     1993
                       ----      ----     ----     ----     ----
MOTOR CARRIER *
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)
 Revenues *          $  942    $  930   $  896   $  891    $  952
 Shipments (domestic)   392       383      381      379       550
 Revenue Yield       $2,403    $2,428   $2,352   $2,351    $1,731

 * Certain motor carrier expenses previously reported net in revenues have been reclassified to motor carrier expenses. Income from motor carrier operations is not affected by this change in presentation.

          MOTOR CARRIER TRAFFIC - Motor carrier revenues increased
1 percent to $942 million in 1997, due to gains in all segments of the HVP Division. These HVP gains were partly offset by shortfalls in RS attributable to volume declines. In 1996, motor carrier revenues were $930 million, up 4 percent from 1995, attributable to gains in both divisions.

          DOMESTIC OPERATIONS are conducted through NAVL's RS and HVP divisions. In 1997, total domestic shipments for these divisions were 392,455, up 2 percent from 1996.

          RS - Domestic shipments of used household goods transported by the RS Division fall into three market categories. Approximately 53 percent of the domestic shipment volume comes from the sale of moving services to individual consumers. Another 37 percent comes from corporations and other businesses that pay for the relocation of their employees. The remaining 10 percent is derived from military, government and other sources. Total domestic RS Division shipments in 1997 represented 25 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Total domestic revenues from this division were down 2 percent, compared with 1996, and represented 52 percent of total revenues from operations.

          HVP - The HVP Division specializes in providing transportation services in less-than-truckload (LTL) and truckload
(TL) quantities of sensitive products. These products are divided into the following categories: office furniture and equipment, exhibits and displays, electronic equipment, industrial machinery, commercial relocation, LTL furniture and selected general commodities. Total HVP Division shipments transported in 1997, including TL and LTL, represented 75 percent of the NAVL domestic motor carrier shipments transported by the two primary divisions. Revenues from this division were up 6 percent from 1996 levels and represented
40 percent of total revenues from operations.

          FOREIGN OPERATIONS include NAVL's Canadian subsidiary, North American Van Lines Canada, Ltd., as well as operating subsidiaries in England and Germany. Foreign operations involving the transportation of used household goods and selected general and specialized commodities generated revenues of $77 million in 1997, down 2 percent from 1996. Revenues from foreign operations represented 8 percent of NAVL's total revenues.

          FREIGHT RATES - Pricing and service flexibility afforded by the Motor Carrier Act of 1980 and the Household Goods Transportation Act of 1980 has resulted in NAVL's increased emphasis on innovative pricing action in order to remain competitive. Since 1980, NAVL has increasingly operated as a contract carrier. As of Dec. 31, 1997, domestic contract carriage agreements accounted for 33 percent of RS Division shipments and 68 percent of HVP Division shipments.

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

          As of Dec. 31, 1997, agents and owner-operators together supplied 3,352 tractors, representing 98 percent of the U.S. power equipment operated in NAVL service. Also as of Dec. 31, 1997, NAVL owned 2,915 trailer units, representing 54 percent of the U.S. trailer fleet in NAVL service. The remaining 46 percent was provided mainly by agents and owner-operators. Agents and owner-operators also provided 997 straight trucks, or 97 percent of such units in NAVL service.

          NAVL has an extensive program for the repair and maintenance of its trailer equipment. In 1997, approximately 24,000 work orders were completed at NAVL's facility in Fort Wayne. As of Dec. 31, 1997, the average age of trailer equipment in the NAVL fleet was 8.5 years.

          ENCUMBRANCES - Many of the tractors utilized in NAVL service are purchased by NAVL from manufacturers and resold to agents and owner-operators under a NAVL-sponsored financing program. At Dec. 31, 1997, NAVL had $19 million in such tractor contracts receivable. This program allows NAVL to generate the funds necessary to purchase the tractors and to resell them under favorable financing terms. The equipment is sold under conditional sales contracts with the agents and owner-operators.

          COMPUTERS - NAVL relies extensively on data processing facilities for shipment planning and dispatch functions as well as shipment tracing. Data processing capabilities are also utilized in revenue processing functions, driver and agent account settlement activity, and internal accounting and record keeping service.

          GOVERNMENT REGULATION - For motor carrier operations conducted by NAVL, the Department of Transportation and the STB are the principal regulatory entities. The STB exercises jurisdiction over the relationship between carriers and owner-operators, and carrier practices and common carrier rates relating to the transportation of household goods. The primary focus of the Department of Transportation is on driver qualification and safety standards, including maximum trailer length and width.

          COMPETITION - NAVL continues to face strong competition due to deregulation and overcapacity in the industry that will keep profits at a modest level. While service remains a key issue, many shippers now place greater emphasis on price. For the RS Division, contract carriage and volume discount programs dominate the corporate relocation segment, and guaranteed price options are common to the individual consumer segment. Contract carriage agreements are also utilized extensively by the HVP Division to meet the service and price requirements of its customers.

Item 3.    Legal Proceedings.
------     -----------------

          The Conrail-related litigation (and related negotiations) reported previously by NS in Part II, Item 1, of its Form 10-Q Report for the quarter ending Sept. 30, 1996, and in Part I,
Item 3, of its Form 10-K Report for the year ending Dec. 31,
1996, either have been terminated or are believed to have been rendered moot by the various agreements reached with CSX during the year concerning the operation of certain Conrail assets and routes.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant.
------------------------------------

          Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1998, relating to these officers:

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        -----------------------------------

David R. Goode, 57,                Present position since September
  Chairman, President and           1992.
  Chief Executive Officer

James C. Bishop, Jr., 61,          Present position since March
  Executive Vice President-Law      1996; prior thereto was Vice
                                    President-Law.

R. Alan Brogan, 57,                Present position since December
  Executive Vice President-         1992.
  Transportation Logistics
  (and President-North American
  Van Lines, Inc.)

L. I. Prillaman, 54,               Present position since October
  Executive Vice President-         1995; prior thereto was Vice
  Marketing                         President-Properties.

Stephen C. Tobias, 53,             Present position since July 1994.
  Executive Vice President-         Served as Senior Vice President-
  Operations                        Operations from October 1993 to
                                    July 1994, and prior thereto was
                                    Vice President-Strategic
                                    Planning.

Henry C. Wolf, 55,                 Present position since June 1993;
  Executive Vice President-         prior thereto was Vice President-
  Finance                           Taxation.

John F. Corcoran, 57,              Present position since August 1,
  Senior Vice President-            1997; prior thereto was Vice
  Public Affairs                    President-Public Affairs.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        -----------------------------------

Paul N. Austin, 54,                Present position since June 1994.
  Vice President-Personnel          Served as Assistant Vice
                                    President-Personnel from
                                    February 1993 to June 1994, and
                                    prior thereto was Director-
                                    Compensation.

David A. Cox, 61,                  Present position since December
  Vice President-Properties         1995; prior thereto was
                                    Assistant Vice President-
                                    Industrial Development.

Thomas L. Finkbiner, 45,           Present position since August 1993.
  Vice President-Intermodal         Served as Senior Assistant Vice
                                    President-International and
                                    Intermodal from April to August
                                    1993, and prior thereto was
                                    Assistant Vice President-
                                    International and Intermodal.

Nancy S. Fleischman, 50,           Present position since August
   Vice President                   1997.  Served as Assistant Vice
                                    President-Strategic Planning
                                    from November 1993 to August
                                    1997, and prior thereto was
                                    Senior General Attorney.

Robert C. Fort, 53,                Present position since December
  Vice President-                   1996; prior thereto was Assistant
  Public Relations                  Vice President-Public Relations.

John W. Fox, Jr., 50,              Present position since October
  Vice President-                   1995.  Served as Assistant Vice
  Coal Marketing                    President-Coal Marketing from
                                    August 1993 to October 1995, and
                                    prior thereto was General Manager-
                                    Eastern Region.

Thomas J. Golian, 64,              Present position since October
  Vice President                    1995.  Served as Executive
                                    Assistant to the Chairman,
                                    President and CEO from April
                                    1993 to October 1995, and prior
                                    thereto was Special Assistant to
                                    the President.

James L. Granum, 61,               Present position since March 1992.
  Vice President-
  Public Affairs

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        -----------------------------------

James A. Hixon, 44,                Present position since June 1993;
  Vice President-Taxation           prior thereto was Assistant Vice
                                    President-Tax Counsel.

Jon L. Manetta, 59,                Present position since December
  Vice President-                   1995.  Served as Vice President-
  Transportation & Mechanical       Transportation from June 1994 to
                                    December 1995, Assistant Vice
                                    President-Transportation from
                                    October 1993 to June 1994,
                                    Assistant Vice President-
                                    Strategic Planning from January
                                    to October 1993, and prior
                                    thereto was Director-Joint
                                    Facilities and Budget.

Harold C. Mauney, Jr., 59,         Present position since August 1,
  Vice President-                   1997.  Served as Vice President-
  Public Affairs                    Operations Planning and Budget
                                    from December 1996 to August
                                    1997, and prior thereto was Vice
                                    President-Quality Management.

Donald W. Mayberry, 54,            Present position since December
  Vice President-                   1995; prior thereto was Vice
  Research and Tests                President-Mechanical.

James W. McClellan, 58,            Present position since October
  Vice President-                   1993; prior thereto was Assistant
  Strategic Planning                Vice President-Corporate Planning.

Kathryn B. McQuade, 41,            Present position since December
  Vice President-Internal Audit     1992.

Charles W. Moorman, 46,            Present position since October
  Vice President-                   1993; prior thereto was Vice
  Information Technology            President-Employee Relations.

Phillip R. Ogden, 57,              Present position since December
  Vice President-Engineering        1992.

John P. Rathbone, 46,              Present position since December
  Vice President and                1992.
  Controller

William J. Romig, 53,              Present position since April 1992.
  Vice President and
  Treasurer

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        -----------------------------------

John M. Samuels, 54,               Present position since January 16,
  Vice President-Operations         1998.  Served as Vice President-
  Planning and Budget               Operating Assets of Conrail from
                                    January 1996 to January 1998,
                                    Vice President-Mechanical of
                                    Conrail from November 1994 to
                                    January 1996, and prior thereto
                                    was Vice President-Engineering
                                    of Conrail.

Donald W. Seale, 45,               Present position since August 1993;
  Vice President-                   prior thereto was Assistant Vice
  Merchandise Marketing             President-Sales and Service.

Robert S. Spenski, 63,             Present position since June 1994;
  Vice President-                   prior thereto was Senior
  Labor Relations                   Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 56,        Present position since December
  Vice President-                   1996.  Served as Assistant Vice
  Quality Management                President-Public Affairs from
                                    February 1993 to December 1996,
                                    and prior thereto was Director,
                                    EEO and Manpower Planning.

William C. Wooldridge, 54,         Present position since March 1996;
  Vice President-Law                prior thereto was General
                                    Counsel-Corporate.

Dezora M. Martin, 50,              Present position since April 1995.
  Corporate Secretary               Served as Assistant Corporate
                                    Secretary-NS from October 1993
                                    to April 1995, and prior thereto
                                    was Assistant Corporate
                                    Secretary-Planning.

                                 PART II


Item 5.   Market for Registrant's Common Stock and Related
------    ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION
                               (Unaudited)

          The common stock of Norfolk Southern Corporation, owned by
50,938 stockholders of record as of Dec. 31, 1997, is traded on the
New York Stock Exchange with the symbol NSC.  The following table shows the high and low sales prices and dividends per share, by quarter, for 1997 and 1996, after restatement for the Sept. 5, 1997, three-for-one stock split.
                                        Quarter
                      ----------------------------------------------
   1997                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $  32-3/4   $  35-1/8    $  38-1/8   $  34-7/8
  Low                   28-3/8     28-3/16      31-9/16     29-7/16
Dividends per share      $0.20       $0.20        $0.20       $0.20


   1996                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $ 29-5/16   $29-15/16    $ 30-9/16   $ 32-3/16
  Low                  25-7/16    26-11/16       26-1/8     28-3/16
Dividends per share  $0.18-2/3   $0.18-2/3    $0.18-2/3   $0.18-2/3

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1994 - 1997
                                Page One

                               1997<F1>    1996      1995      1994
                              --------  --------  --------  --------
                            ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Railway operating revenues    $  4,223  $  4,101  $  4,012  $  3,918
Railway operating expenses       3,010     2,936     2,950     2,875
                              --------  --------  --------  --------
   Income from
     railway operations          1,213     1,165     1,062     1,043

Other income - net                 170       117       140        86
Interest expense on debt           385       116       113       101
                              --------  --------  --------  --------
   Income from continuing
     operations before
     income taxes                  998     1,166     1,089     1,028

Provision for income taxes         299       413       391       372
                              --------  --------  --------  --------
   Income from continuing
     operations before
     accounting changes            699       753       698       656

Discontinued operations <F2>        22        17        15        12
Cumulative effect
 of accounting changes           --        --        --        --
                              --------  --------  --------  --------
        Net income            $    721  $    770  $    713  $    668
                              ========  ========  ========  ========
PER SHARE DATA:
Income from continuing
 operations before
 accounting changes - basic   $  1.85  $    1.98 $    1.78  $   1.60
Income from continuing
 operations before
 accounting changes - diluted $  1.84  $    1.96 $    1.77  $   1.59
Net income - basic            $  1.91  $    2.03 $    1.81  $   1.63
Net income - diluted          $  1.90  $    2.01 $    1.80  $   1.62
Dividends                     $  0.80  $0.74-2/3 $0.69-1/3  $   0.64
Stockholders' equity
 at year-end                  $ 14.44  $   13.26 $   12.47  $  11.73

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1994 - 1997
                                Page Two

                               1997<F1>    1996      1995      1994
                              --------  --------  --------  --------
                            ($ in millions, except per share amounts)
FINANCIAL POSITION:
Total assets                  $ 17,350  $ 11,234  $ 10,718  $ 10,403
Total long-term debt,
 including current
 maturities                   $  7,459  $  1,856  $  1,638  $  1,619
Stockholders' equity          $  5,445  $  4,977  $  4,829  $  4,685

OTHER:

Capital expenditures          $    929  $    789  $    757  $    707

Average number of shares
 outstanding (thousands)       376,593   379,372   392,987   408,904

Number of stockholders
 at year-end                    50,938    50,748    53,401    52,442

Average number of employees:
 Rail                           23,323    23,361    24,488    24,710
 Nonrail                         2,494     2,469     2,456     2,458
                              --------  --------  --------  --------

       Total                    25,817    25,830    26,944    27,168
                              ========  ========  ========  ========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

NOTES
<F1> 1997 results include several Conrail-related items. These principally consist of: (1) $264 million of interest expense on debt issued to finance NS' share of the NS/CSX joint acquisition of Conrail stock, (2) $117 million for the equity in earnings of Conrail net of amortization, (3) credit facility costs including a $77 million charge incurred in conjunction with certain now-terminated commitments that provided financing for NS' then-proposed acquisition of all Conrail stock, and (4) $3 million of identified integration costs. These items reduced net income by $107 million, or 29 cents per diluted share.

<F2> On Jan. 12, 1998, NS announced that it signed an agreement to sell all the common stock of its motor carrier subsidiary, NAVL. Accordingly, NAVL's results of operation, financial position, and cash flows are presented as "Discontinued operations."

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1990 - 1993
                                Page One

                               1993<F3>    1992     1991<F4>    1990
                              --------  --------  --------  --------
                            ($ in millions, except per share amounts)
RESULTS OF OPERATIONS:
Railway operating revenues    $  3,746  $  3,777  $  3,654  $  3,786
Railway operating expenses       2,831     2,851     3,345     2,969
                              --------  --------  --------  --------
   Income from
     railway operations            915       926       309       817

Other income - net                 135        97       131       142
Interest expense on debt            98       109        99        78
                              --------  --------  --------  --------
   Income from continuing
     operations before
     income taxes                  952       914       341       881

Provision for income taxes         370       328       112       316
                              --------  --------  --------  --------
   Income from continuing
     operations before
     accounting changes            582       586       229       565

Discontinued operations <F2>       (33)      (28)     (199)       (9)
Cumulative effect
 of accounting changes             223     --        --        --
                              --------  --------  --------  --------
        Net income            $    772  $    558  $     30  $    556
                              ========  ========  ========  ========
PER SHARE DATA:
Income from continuing
 operations before
 accounting changes - basic   $  1.39  $    1.38 $    0.52 $    1.16
Income from continuing
 operations before
 accounting changes - diluted $  1.37  $    1.37 $    0.52 $    1.16
Net income - basic            $  1.85  $    1.31 $    0.07 $    1.14
Net income - diluted          $  1.83  $    1.30 $    0.07 $    1.14
Dividends                     $  0.62  $    0.60 $0.53-1/3 $0.50-2/3
Stockholders' equity
 at year-end                  $ 11.12  $   10.05 $    9.55 $   10.52

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1990 - 1993
                                Page Two

                               1993<F3>    1992     1991<F4>    1990
                              --------  --------  --------  --------
                            ($ in millions, except per share amounts)
FINANCIAL POSITION:
Total assets                  $ 10,301  $ 10,188  $  9,959  $ 10,326
Total long-term debt,
 including current
 maturities                   $  1,594  $  1,648  $  1,387  $  1,122
Stockholders' equity          $  4,621  $  4,233  $  4,093  $  4,912

OTHER:

Capital expenditures          $    639  $    628  $    688  $    605

Average number of shares
 outstanding (thousands)       418,243   424,378   443,276   486,284

Number of stockholders
 at year-end                    51,884    51,200    53,725    56,187

Average number of employees:
 Rail                           25,531    25,650    27,366    28,697
 Nonrail                         3,773     4,485     4,586     4,584
                              --------  --------  --------  --------
       Total                    29,304    30,135    31,952    33,281
                              ========  ========  ========  ========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

NOTES
<F3> 1993 results include an increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate, which reduced net income by $54 million, or 13 cents per diluted share. 1993 "Discontinued operations" includes a $50 million pretax restructuring charge for the disposition of two NAVL businesses. 1993 also includes two accounting changes; the cumulative effect of accounting changes increased 1993 net income by $223 million, or 53 cents per diluted share. The change in accounting for income taxes increased net income by $467 million, with a corresponding reduction in deferred taxes. The changes in accounting for postretirement and postemployment benefits decreased net income by $244 million.

<F4> 1991 operating expenses include a $483 million special charge primarily for labor force reductions. "Discontinued operations" includes a $197 million charge primarily for the write-down of the goodwill portion of NS' investment in NAVL. These charges reduced net income by $498 million, or $1.12 per diluted share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1987 - 1989
                                Page One

                                1989      1988     1987<F5>
                              --------  --------  --------
                       ($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues    $  3,694  $  3,617  $  3,336
Railway operating expenses       2,864     2,680     3,269
                              --------  --------  --------
   Income from
     railway operations            830       937        67

Other income - net                 155       103       228
Interest expense on debt            50        53        58
                              --------  --------  --------
   Income from continuing
     operations before
     income taxes                  935       987       237

Provision for income taxes         323       358        87
                              --------  --------  --------
   Income from continuing
     operations before
     accounting changes            612       629       150

Discontinued operations <F2>        (6)        6        22
Cumulative effect
 of accounting changes           --        --        --
                              --------  --------  --------
        Net income            $    606  $    635  $    172
                              ========  ========  ========
PER SHARE DATA:
Income from continuing
 operations before
 accounting changes - basic   $  1.17  $    1.16 $    0.26
Income from continuing
 operations before
 accounting changes - diluted $  1.16  $    1.16 $    0.26
Net income - basic            $  1.16  $    1.17 $    0.30
Net income - diluted          $  1.15  $    1.17 $    0.30
Dividends                     $  0.46  $    0.42 $    0.40
Stockholders' equity
 at year-end                  $ 10.15  $    9.58 $    8.83

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1987 - 1989
                                Page Two

                                1989      1988     1987<F5>
                              --------  --------  --------
                       ($ in millions, except per share amounts)
FINANCIAL POSITION:
Total assets                  $ 10,049  $  9,845  $  9,622
Total long-term debt,
 including current
 maturities                   $    838  $    778  $    791
Stockholders' equity          $  5,169  $  5,153  $  4,979

OTHER:

Capital expenditures          $    620  $    482  $    521

Average number of shares
 outstanding (thousands)       523,109   543,113   568,391

Number of stockholders
 at year-end                    61,630    64,974    68,121

Average number of employees:
 Rail                           29,667    30,330    32,563
 Nonrail                         4,645     4,209     3,539
                              --------  --------  --------
       Total                    34,312    34,539    36,102
                              ========  ========  ========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

NOTES
<F5> 1987 operating expenses include a $616 million special charge principally related to railroad restructuring costs and a $4 million restructuring charge in "Discontinued operations." These charges reduced net income by $352 million, or 62 cents per diluted share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Table of Graphs
                            Included with the
                      Eleven-Year Financial Review

          The following financial information appears as three (3)
separate graphs with the Eleven-Year Financial Review in the 1997 Norfolk
Southern Corporation Annual Report to Stockholders.  All per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.
                     1997      1996     1995      1994     1993     1992
                     ----      ----     ----      ----     ----     ----
RETURN ON AVERAGE
  STOCKHOLDERS'
  EQUITY             15.7%*   15.7%    15.4%**   14.4%    13.7%***  13.4%

1997's return on average stockholders' equity equaled 1996's record, which marked the sixth consecutive year of year-over-year improvement.

  *Excludes effect of Conrail-related items. Return on average stockholders' equity including the effect of Conrail-related items was 13.8%.

 **Excludes $33.6 million ($20.4 million after-tax) charge for early retirement program.

***Excludes the cumulative effects of required accounting changes and the prior years' effect of the federal income tax increase.

                      1997     1996      1995      1994    1993    1992
                      ----     ----      ----      ----    ----    ----
DIVIDENDS PER SHARE
  (dollars)          $0.80   $0.74-2/3 $0.69-1/3  $0.64   $0.62   $0.60

Since 1983, NS' first full year after consolidation, the annual dividend has grown at a compound annual rate of 7%. Stockholders received a dividend yield of 2.6% in 1997, compared with less than 1.6% for all S&P
500 stocks.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion And Analysis
            Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (beginning on page 54) and Notes (beginning on page 60) and the Eleven-Year Financial Review (beginning on page 27).

SUMMARIZED RESULTS OF OPERATIONS

1997 Compared With 1996
-----------------------
     Net income in 1997 was $721 million, a decrease of 6%. However, 1997's results reflect several Conrail-related items, primarily interest expense on the $5.8 billion of debt incurred to finance the acquisition, which reduced net income by $107 million (see Note 2 on page 62). Excluding the effects of these items, net income was up 8% over 1996's record result. Income from railway operations increased 4%. Increased nonoperating income (see Note 4 on page 64) and a lower effective income tax rate (see Note 5 on page 65) also contributed to the improvement in net income.
     As required by a new accounting pronouncement, NS is reporting two earnings per share amounts on the face of the income statement: basic and diluted. "Basic" earnings per share is calculated by dividing net income by the average number of shares outstanding during the period. "Diluted" earnings per share reflects the dilutive effect of all unexercised stock options and projected performance awards under the Long-Term Incentive Plan.
     Diluted earnings per share of $1.90 were down 5%. Excluding the effects of the Conrail-related items, diluted earnings per share were up 9% over 1996's record result.
     On Jan. 12, 1998, NS announced that it had reached an agreement to sell all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL) (see Note 3 on page 64). Accordingly, NAVL's results are presented, net of taxes, as "Discontinued operations," and all prior period amounts have been reclassified to conform to this presentation. NS expects to report a gain upon consummation of the NAVL sale in 1998.

1996 Compared With 1995
-----------------------
     Net income in 1996 was a record $770 million, an increase of 8%. However, 1995's results included a $34 million early retirement charge that reduced net income by $20 million. Excluding the effects of that charge, 1996 net income was up 5%. The improvement was due to increased income from railway operations, reflecting a 2% increase in railway operating revenues and a less than 1% increase in railway operating expenses (excluding the early retirement charge), which more than compensated for decreased nonoperating income. Included in 1995 nonoperating income was a $31 million gain from the partial redemption of a real estate partnership interest. Interest expense on debt was up 2%, a result of interest expense on $200 million of debt issued in September 1996.
     Record diluted earnings per share of $2.01 for 1996 were up 12% (8%, excluding the effects of the early retirement charge). The greater improvement in earnings per share compared with net income was the result of the stock purchase program, which was suspended on Oct. 23, 1996, and to date has not been resumed (see Note 15 on page 77).

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

                     INCOME FROM RAILWAY OPERATIONS
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
          1997      1996      1995*     1994      1993      1992
       --------- --------- --------- --------- --------- ---------
         $1,213    $1,165    $1,095    $1,043    $  915    $  926

       Income from railway operations increased 4% in 1997, marking the fourth consecutive year of record-breaking results. Income from railway operations has increased 31% above 1992's results.

       * 1995 excludes a $34 million charge for an early retirement program.

DETAILED RESULTS OF CONTINUING OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.2 billion in 1997, compared with $4.1 billion in 1996, and $4.0 billion in 1995. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                             ($ in millions)
                                      1997      1996      1995
                                    -------   -------   -------
     Coal                           $1,301    $1,305    $1,268
     Chemicals                         585       560       541
     Paper/clay/forest                 539       513       537
     Automotive                        492       489       449
     Agriculture/government/consumer   391       393       394
     Metals/construction               368       354       349
     Intermodal                        547       487       474
                                    ------    ------    ------
          Total                     $4,223    $4,101    $4,012
                                    ======    ======    ======

     In 1997, revenues increased or remained steady for all market groups. In 1996, revenues increased in all market groups except in the paper, clay, and forest products group, and the agriculture, government, and consumer products group. As shown in the following table, volume gains produced all of the revenue improvement in 1997 and most of the improvement in 1996.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)
                              1997 vs. 1996    1996 vs. 1995
                               -------------    -------------
            Volume                 $ 130           $  73
            Revenue per unit          (8)             16
                                   -----           -----
                 Total             $ 122           $  89
                                   =====           =====

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Coal tonnage increased 3% in 1997, primarily due to increased export and utility tonnage; however, revenues decreased slightly as a result of a shorter length of haul. Coal revenues represented 31% of total railway operating revenues in 1997, and 89% of coal shipments originated on NS' lines. In 1996, coal tonnage increased 4%, and revenues increased 3%, principally due to increased utility and export tonnage.

                 TOTAL COAL, COKE, AND IRON ORE TONNAGE
                          (In millions of tons)
                                 1997   1996   1995
                                 ----   ----   ----
                     Utility      76     75     70
                     Export       29     27     26
                     Steel        21     20     22
                     Other         8      8      7
                                 ---    ---    ---
                        Total    134    130    125
                                 ===    ===    ===

     Utility coal traffic increased 2% in 1997, despite the unusually cool weather in late spring and early summer that moderated demand for domestic steam coal. Several utility customers in the NS service region shifted more generation to coal-fired plants, as some nuclear power plants experienced downtime. New business resulting from innovative marketing efforts also contributed to the increase.
     In 1996, utility coal traffic volume increased 6%, primarily due to nuclear generator downtime and market share gains in the Southeast.
     The near-term outlook for utility coal remains positive, as coal-fired generation continues to be the cheapest marginal source of electricity. Normalized U.S. electricity demand continues to increase at a rate greater than generation capacity is being added. Increased electricity price competition expected from utility deregulation could cause utilities to seek to reduce costs and increase plant utilization. These factors, coupled with excess capacity at low-cost, coal-fired generation plants, could provide an opportunity for coal volume growth. However, competitive pressures on utilities to reduce costs also could transfer price pressure to generation source fuels, including NS-delivered coal.
     Moreover, a significant number of the mines served by NS produce coals that satisfy both the Phase I and Phase II requirements of the Clean Air Act Amendments. Adoption of tighter restrictions on the emission of nitrous oxides, as proposed by the Environmental Protection Agency, however, could impose added cost burdens on some coal-fired plants. Furthermore, if implemented, the greenhouse gas emission targets proposed for the United States at the Global Climate Summit in Kyoto, Japan, in December 1997 also could increase the cost of coal-fired generation and adversely affect coal traffic.
     The portion of Conrail's properties that NS proposes to operate serves 27 coal-fired utility plants and mines with an abundant supply of low-cost, high-quality steam coal.
     Export coal tonnage increased 6% in 1997, reaching the highest level since 1992. Higher metallurgical coal demand and increased sales from NS-served producers caused growth in shipments to Japan. Increased metallurgical coal exports to Holland and Romania and increased shipments to Brazil early in the year also contributed to the improvement.
     Export coal tonnage increased 5% in 1996, as NS benefited from increases in steam coal exports to Italy and metallurgical shipments to Germany, a result of reduced subsidies to German coal producers that enhanced the competitiveness of U.S. coal. Increased exports of U.S. coal to Brazil also contributed to the improvement.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Metallurgical coal exports are expected to remain stable through 2000. The high-quality coking coals from mines on NS should keep its export metallurgical coal competitive. However, the current relative strength of the U.S. dollar vs. the currencies of several other major coal-producing nations has put U.S. coal at a price disadvantage. A gradual decline in export metallurgical coal tonnage is projected over the long term, as new steel-making technologies take market share from traditional coke-based producers. Export demand for steam coal is expected to increase over the long term, and NS is working to increase its participation in this market.
     Conrail and its coal-producing customers are well established in the export steam coal market, which, assuming approval of the Conrail transaction, should help NS achieve greater levels of participation. Furthermore, current NS and Conrail coal exporters should benefit from being able to ship their coal single-line through Baltimore, Md., and Norfolk, Va.
     Steel coal domestic traffic increased 4% in 1997, due to growth in coke and iron ore shipments. Metallurgical coal traffic declined, primarily due to prolonged aggressive producer pricing of higher volatile metallurgical coals not located on NS' lines. In 1996, traffic decreased 7%, a result of the aggressive high-volatile coal pricing.
     With the reduction in U.S. blast-furnace capacity, coke production in the United States continues to decline. Advanced technologies that allow production of steel using little or no coke could cause this market to decline slowly over the long term. However, NS is working to participate in the movement of non-coking coal used by technologies such as pulverized coal injection and coal-based, direct-reduced iron, in order to mitigate the potential decline in traditional metallurgical shipments.
     The Conrail transaction, if approved, should increase NS' participation in shipments of raw materials for the steel industry by means of new single-line routes with access to most domestic integrated steel plants and merchant coke plants.
     Other coal traffic, primarily steam coal shipped to manufacturing plants, decreased 3% in 1997, principally due to the unusually cool late spring and early summer weather and to allocation of equipment to other markets. Other coal traffic increased 14% in 1996, mostly reflecting gains from other modes of transportation. This market is expected to remain stable in coming years.

                                  COAL
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
               1997      1996      1995      1994      1993      1992
             -------   -------   -------   -------   -------   -------
   Export    $   380   $   374   $   353   $   340   $   366   $   478
   Domestic      921       931       915       950       873       846
             -------   -------   -------   -------   -------   -------
             $ 1,301   $ 1,305   $ 1,268   $ 1,290   $ 1,239   $ 1,324
             =======   =======   =======   =======   =======   =======

     Revenues decreased slightly in 1997. Since 1992, revenues have decreased $23 million, or 2%, mostly due to lower export coal traffic. Total tonnage handled in 1997 was 7% above 1992's volume. This group includes utility coal, export coal, domestic metallurgical coal, industrial coal, coke, and iron ore.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     MERCHANDISE traffic volume and revenues each increased 3% in 1997, as all market groups, except the agriculture, government, and consumer products group, posted gains. In 1996, merchandise volume decreased slightly, as gains in automotive, intermodal, and chemicals traffic were more than offset by declines in the remaining market groups. However, higher average revenues in 1996 resulted in a 2% revenue improvement.
     CHEMICALS traffic increased 5%, and revenues increased 4% in 1997. Plastics, chlor-alkali, and nonhazardous waste markets strengthened during 1997. Petroleum and industrial chemicals volume also increased. In 1996, chemicals traffic volume grew 3%, and revenues increased 4%, as fertilizer and plastics markets strengthened. In addition, the harsh winter resulted in increased movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year.
     The chemicals market group should continue to show moderate growth through 1998, based on industrial expansion projects and expected increases in national chemical production.
     If approved, the Conrail transaction should give NS a competitive route from the southwest to northern New Jersey, where Conrail currently originates or terminates annually about 40,000 carloads of chemicals.

                                CHEMICALS
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  585    $  560    $  541    $  538    $  501    $  500

     Revenues increased $25 million, or 4%, in 1997. Since 1992, revenues have increased $85 million, or 17%. This group includes fertilizers, sulfur and related chemicals, petroleum products, chlorine, and bleaching compounds, plastics, industrial chemicals, chemical wastes, and municipal wastes.

     PAPER, CLAY, AND FOREST products traffic rose 4%, and revenues increased 5% in 1997. Shipments of wood chips led the growth, as three major on-line wood-chip plants began full production. Lumber traffic also increased as Southern yellow pine from NS' service territory continued to replace timber from Pacific Northwest sources. Kaolin clay traffic increased, and shipments of paper products were up slightly in a mature industry where strong competition continues between rail and truck transportation. In 1996, paper, clay, and forest products revenues and traffic each declined 5%, due to the overall downturn in the paper and forest products industry.
     The paper, clay, and forest products market group is expected to experience modest growth in 1998, bolstered by increased printing paper production in the Southeast and increased wood-chip volume when two additional plants come on line.
     The Conrail transaction, if approved, will give NS access to 35 additional paper mills and 39 additional lumber reload centers.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

                    PAPER, CLAY, AND FOREST PRODUCTS
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  539    $  513    $  537    $  522    $  522    $  517

     Revenues increased $26 million, or 5%, in 1997. Since 1992, revenues have increased $22 million, or 4%. This group includes lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper, and clay. NS serves 50 paper mills, 20 paper distribution centers, and more than 30 lumber reload centers.

     AUTOMOTIVE traffic increased 2%, and revenues rose 1% in 1997, both reaching the highest levels in this group's history. Auto parts drove the growth as volume increased 12%. Vehicle traffic decreased 3%, due to industrywide railcar shortages, service disruptions in the West, unexpected downtime at certain plants and modest sales for some of the models transported by NS. In 1996, automotive traffic rose 8%, and revenues increased 9%. Auto parts traffic increased 21% and vehicle traffic increased 3%, largely a result of new just-in-time rail centers and all NS-served assembly plants being on-line.
     The automotive group is expected to experience growth in 1998. When fully operational, the Ford mixing centers are expected to increase NS' vehicle business with Ford. Full production at the Mercedes-Benz plant in Vance, Ala., and Toyota's new minivan line at Georgetown, Ky., also should support growth. Parts traffic is expected to continue to grow, supported by increased volumes on NS' just-in-time network, specifically less-than-truckload traffic moving from Detroit to Mexico.
     If approved, the Conrail transaction will provide NS access to 13 additional assembly plants with an annual production of more than 2.6 million vehicles, and NS' network of automobile distribution facilities will increase from 22 to 39.

                               AUTOMOTIVE
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  492    $  489    $  449    $  429    $  426    $  392

     Revenues increased $3 million, or 1%, in 1997. Since 1992, revenues have increased $100 million, or 26%. This group includes finished vehicles for BMW, Chrysler, Ford, General
     Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes,
     Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota, and
     Volkswagen, and auto parts for Ford, General Motors, Mercedes, and Toyota. In the past 10 years, eight of 11 major automotive plants in the East have located on NS lines.

     AGRICULTURE, GOVERNMENT, AND CONSUMER products traffic decreased 3%, and revenues decreased 1% in 1997. Most of the decline resulted from decreases in the bulk agriculture commodities. Weak export markets, declines in corn shipments to processors, and an unfavorable soybean market resulting from higher prices led to traffic declines that began early in the year. In 1996, agriculture, government, and consumer products traffic declined 4%, and revenues were flat. Despite strong demand for feed grains in the Southeast, grain traffic was affected

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

adversely by poor crops and strong export demand that left NS receivers competing for limited supplies. Slight average revenue growth occurred, resulting primarily from longer hauls, as receivers obtained grain supplies from the West.
     The agriculture, government, and consumer products group is expected to experience moderate growth in 1998 due to improved soybean and corn crops. NS also should benefit from the on-line location of one new feed mill and three new wheat mills during the year.
     The Conrail transaction, if approved, is expected to increase NS-accessed grain elevator capacity by about 10%.

             AGRICULTURE, GOVERNMENT, AND CONSUMER PRODUCTS
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  391    $  393    $  394    $  380    $  357    $  344

     Revenues decreased $2 million, or 1%, in 1997. Since 1992, revenues have increased $47 million, or 14%. This group includes soybeans, wheat, corn, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, and items for the military.

     METALS AND CONSTRUCTION traffic and revenues each increased 4% in 1997. Construction traffic on NS experienced strong gains in 1997, primarily due to increased highway building activity in the Southeast. Metals traffic increased due to gains in domestic sheet steel movements resulting from record steel production and increased pipe shipments. In 1996, metals and construction traffic declined 2%, but revenues were up 1%. Construction carloads fell behind in early 1996 due to inclement weather and were flat the rest of the year; however, higher average revenues more than offset the volume decline. In the metals market, NS' shipments remained strong due to a healthy domestic steel market, which has added capacity, as efficiency at integrated mills and new steel processing facilities has improved.
     Moderate growth is expected in 1998, supported by several new metals projects coming on-line, and continued growth in construction traffic.
     If approved, the Conrail transaction will give NS access to 11 additional steel mills.

                         METALS AND CONSTRUCTION
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  368    $  354    $  349    $  330    $  309    $  289

     Revenues increased $14 million, or 4%, in 1997. Since 1992, revenues have increased $79 million, or 27%. This group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks, and minerals.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     INTERMODAL traffic volume increased 11%, and revenues increased 12% in 1997, each exceeding the records set in 1996. Capacity expansions on major terminals and trains, combined with a healthy domestic and international economy, enabled NS to achieve the third year of double-digit growth in four years. Volume increases were balanced, allowing NS to outperform the market in all traffic segments. Container traffic volume increased 12%, supported by strength in new steamship business under contract.
     In 1996, driven by increased domestic container and Triple Crown Services Company (TCSC) volume, intermodal traffic volume increased 5%, and revenues increased 3%, each reaching a record level. EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to the domestic growth. International container volume declined only slightly, despite an industry slowdown that began in the spring and lasted until the fall. NS' overall market share improved slightly due to new international business and the continued domestic container and TCSC growth.
     NS' intermodal volume is expected to remain strong, although growth in 1998 is not expected to equal the double-digit performance of 1997. New train services between Greensboro and Chicago, and St. Louis and Atlanta are expected to attract less-than-truckload and other premium service customers. Rate actions to improve balance and margin are expected to be implemented throughout the year and to contribute to traffic moderation.
     The Conrail transaction, if approved, should result in significant growth in intermodal revenues, as NS will benefit from direct access to most major East Coast ports.

                               INTERMODAL
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $  547    $  487    $  474    $  429    $  392    $  411

     Revenues increased $60 million, or 12%, in 1997. Since
     1992, revenues have increased $136 million, or 33%. This group handles trailers, domestic and international containers, Triple Crown equipment, and equipment for intermodal marketing companies, international steamship lines, truckers, and other shippers.

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 3% in 1997, despite a 5% increase in traffic volume. In 1996, railway operating expenses decreased slightly; however, 1995's expenses included a $34 million charge for an early retirement program (see Note 12 on page 71). Excluding that charge, 1996 railway operating expenses increased 1% on a 2% increase in traffic volume.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by railway expenses, was a record
71.3 in 1997, compared with 71.6 in 1996, and 73.5 (72.7 excluding the early retirement charge) in 1995. NS' railway operating ratio continues to be the best among the major railroads in the United States.
     Even before the Conrail transaction is approved, NS expects to incur expenses related to integration efforts, and, as a result, the railway operating ratio is anticipated to be higher in 1998.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                             ($ in millions)
                                  1997 vs. 1996   1996 vs. 1995
                                   -------------   -------------
       Compensation and benefits        $  5           $(80)*
       Materials, services and rents      61              5
       Depreciation                       13             19
       Diesel fuel                        (6)            43
       Casualties and other claims        --              2
       Other                               1             (3)
                                        ----           ----
            Total                       $ 74           $(14)
                                        ====           ====

          *Reflects the $34 million early retirement charge in 1995.

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, increased slightly in 1997, but decreased 5% (3% excluding the effect of the early retirement charge) in 1996.
     In 1997, higher wages resulting from contract wage increases and additional train and engine employees were offset by lower fringe benefit and incentive compensation costs. The decline in fringe benefit costs was largely due to favorable investment experience on pension plan assets. Productivity improvements and train efficiencies offset the effects of the higher traffic volume to a large extent.
     The 1996 decrease (excluding the effect of the 1995 early retirement charge) was principally attributable to: (1) reduced employment resulting from the 1995 early retirement program and productivity improvements due to ongoing reductions in train-crew sizes and train efficiencies and (2) reduced costs for fringe benefits, principally medical costs for salaried employees. These decreases were somewhat offset by increases attributable to higher volume and increased wage rates resulting from new labor agreements.
     MATERIALS, SERVICES, AND RENTS includes items used for the maintenance of the railroads' lines, structures, and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 10% in 1997 and 1% in 1996.
     The 1997 increase resulted principally from higher volume-related intermodal expenses, as well as higher equipment rent costs, partially a result of a change in the mix of received vs. forwarded traffic. Higher locomotive repair expenses and costs for contract programmers to make computer processes Year-2000 compliant (discussed below) also contributed to the increase. The 1996 increase also resulted from higher volume-related intermodal expenses, as well as higher equipment rent costs that more than offset lower locomotive and car-repair costs.
     Equipment rents, which represent the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, were up 11% in 1997 and 10% in 1996. The 1997 increase was due to a 5% increase in overall traffic and a shift in traffic mix. Carloadings in other railroads' and privately owned freight cars were up 7%, due to growth in traffic received from other railroads. Trailer and container loadings, moving mostly on privately owned flatcars, were up 11%. These increased costs

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

were mitigated somewhat by higher receipts from short-term leases of locomotives to various railroads. The 1996 increase resulted from higher container traffic, lower receipts from short-term leases of locomotives, and more freight car leases necessary to meet customer requirements. These increased costs were somewhat offset by lower net costs for multilevel equipment.
     Locomotive repair costs increased in 1997, a result of higher traffic levels and an increase in the average number of locomotives in service throughout the year.
     In October 1995, NS initiated a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. As of December 1997, most of NS' mainframe computer programs have been reviewed. This mainframe project is expected to be completed by the end of 1998. NS has redeployed existing information technology resources and has incurred incremental costs, mostly for contract programmers. Incremental costs through 1997, which were expensed, were less than $10 million, and the total incremental costs of the entire project are expected to be less than $25 million. Failure to achieve Year-2000 compliance -- by NS, other railroads, its suppliers, and its customers -- could negatively affect NS' ability to conduct business for an extended period. Management believes that NS' project will be completed on time and that the chance of failure is remote.
     DEPRECIATION expense (see Note 1, "Properties," on page 61 for NS' depreciation policy) was up 3% in 1997 and 5% in 1996. Increases in both years were due to property additions, reflecting recent substantial levels of capital spending.
     DIESEL FUEL costs declined 3% in 1997, but increased 23% in 1996. The 1997 decrease was due to a 5% drop in the average price per gallon, somewhat offset by a 3% rise in consumption. The 1996 increase was due to a 20% rise in the average price per gallon, as prices reached levels unseen since the Persian Gulf Crisis in 1991, and to a 3% increase in consumption.
     CASUALTIES AND OTHER CLAIMS (including estimates of costs related to personal injury, property damage, and environmental matters) were unchanged in 1997, but increased 2% in 1996. In 1997, a reduction in personal injury expenses was offset by higher freight damage costs. In 1996, higher accruals for environmental remediation costs more than offset reduced accruals for personal injury liabilities and the effects of a nonrecurring liability insurance premium refund.
     The largest component of casualties and other claims expense is personal injury costs. NS experienced another reduction in the number of reportable injuries in 1997, with a consequent reduction in the cost of personal injury claims. NS continues to work actively to reduce all accidents and to control the associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claim settlement environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage losses. However, it also retains reasonable levels of risk through self-insurance.
     OTHER expenses increased 1% in 1997, but decreased 2% in 1996.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Income Taxes
------------
     Income tax expense in 1997 was $299 million for an effective rate of 30%, compared with an effective rate of 35% in 1996 and 36% in 1995. Excluding the equity in Conrail's after-tax earnings, the effective rate for 1997 was 34%.
     The effective rates in all three years were below the statutory federal and state rates as a result of investments in corporate-owned life insurance and in coal-seam gas properties and favorable adjustments upon filing the prior year tax returns. In addition, 1997 benefited from favorable adjustments of accrued liabilities for state income taxes. 1996 benefited from favorable adjustments resulting from settlement of federal income tax years 1990-1992.

DETAILED RESULTS OF DISCONTINUED OPERATIONS - MOTOR CARRIER

     As a result of the agreement to sell NAVL, motor carrier results are presented, net of taxes, as "Discontinued operations" (see Note 3 on page 64).
     Income from motor carrier operations, net of taxes, was $22 million in 1997, compared with $17 million in 1996, and $15 million in 1995. Motor carrier operating income was $35 million in 1997, compared with $32 million in 1996, and $25 million in 1995. Because certain expenses were below original estimates, $4 million of reserves related to a former division were reversed in each of the three years. The Relocation Services (RS) and High Value Products (HVP) divisions generated operating income of $31 million in 1997, $28 million in 1996, and $21 million in 1995.

     The following table presents a three-year comparison of revenues by division.

                   MOTOR CARRIER REVENUES BY DIVISION
                             ($ in millions)
                                1997      1996      1995
                                -----     -----     -----
          Relocation Services   $ 519     $ 528     $ 517
          High Value Products     423       402       379
                                -----     -----     -----
               Total            $ 942     $ 930     $ 896
                                =====     =====     =====


          Note: Certain motor carrier expenses previously reported net in revenues have been reclassified to motor carrier expenses. Income from motor carrier operations is not affected by this change in presentation.

     RS' revenues decreased 2% in 1997, but increased 2% in 1996. In 1997, domestic shipments declined 6% due to weakness in all segments and the loss of the largest sales agent. International commercial shipments were down 3%. The effects of the volume decreases were mitigated by a 3% gain in average revenue per domestic shipment. In 1996, domestic shipments declined 4% due to weakness in all segments, and international shipments were down 1%. Average revenue per shipment increased 3%.
     HVP's revenues increased 5% in 1997 and 6% in 1996, as all business units experienced growth in both years. Customized Logistics Services
(CLS) volume posted the largest percentage gains, due in part to new customer programs as well as the continued expansion of its commercial air freight operations and the expansion of the emergency parts service business.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Motor carrier operating expenses as a percentage of revenues were 97% in 1997, 96% in 1996, and 97% in 1995, excluding the reversals related to a former division. The improvement in 1996 was partly due to a favorable appeals decision on certain aspects of a legal claim for which a reserve had been established in 1992. Also, the CLS segment reduced its costs as it moved out of the start-up phase of several of its logistics and parts distribution programs.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

     As discussed in Note 1 under "Required Accounting Changes" on page 61, NS adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for the year ended December 31, 1997, and AICPA Statement of Position 96-1, "Environmental Remediation Liabilities," (SOP 96-1) effective January 1, 1997. The adoption of SOP 96-1 did not have a material effect on NS' financial statements.
     During 1997, Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. Neither statement is expected to have a material effect on NS' financial statements.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash provided by operating activities, NS' principal source of liquidity, decreased $48 million, or 4%, in 1997, and $36 million, or 3%, in 1996. Since consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments, and a significant portion of capital spending. The decrease in 1997 was principally the result of interest on the debt issued to finance NS' portion of the cost of the acquisition of Conrail stock. The increase in "Current liabilities other than debt" is primarily due to interest accruals. The decrease in 1996 was largely attributable to lump-sum wage payments associated with labor contract settlements and higher income tax payments related to the settlement of federal income tax years 1990-1992.

                      CASH PROVIDED BY OPERATIONS*
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
         1997      1996      1995      1994      1993      1992
       --------  --------  --------  --------  --------  --------
        $1,241*   $1,198    $1,234    $1,144    $  875    $  958

     Cash provided by operations in 1997 exceeded $1 billion for the fourth consecutive year and was sufficient to fund dividend requirements, debt repayments, and a significant portion of capital expenditures.

     * 1997 excludes Conrail-related items that reduced cash provided by operations $91 million.

     Cash used for investing activities increased substantially in 1997 with NS' acquisition of a 58% economic interest in Conrail and decreased 6% in 1996. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending, track, and equipment statistics for the past five years.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

                          CAPITAL EXPENDITURES
                          --------------------
      (Also shown as a graph in the Annual Report to Stockholders)
        ($ in millions)   1997   1996    1995   1994    1993
                          ----   ----    ----   ----    ----
        Road              $599   $438    $386   $385    $418
        Equipment          306    326     338    240     217
        Other property      24     25      33     82       4
                          ----   ----    ----   ----    ----
               Total      $929   $789    $757   $707    $639
                          ====   ====    ====   ====    ====

     Capital expenditures increased 18% in 1997 and 4% in 1996. The increase in 1997 was due to higher roadway additions that included construction costs for four motor vehicle distribution facilities scheduled to be completed early in 1998.

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                          1997   1996    1995   1994    1993
                          ----   ----    ----   ----    ----
        Track miles of
          rail installed   451    401     403    480     574
        Miles of track
          surfaced       4,703  4,686   4,668  4,760   5,048
        New crossties
          installed
          (millions)       2.2    1.9     2.0    1.7     1.6

                    AVERAGE AGE OF RAILWAY EQUIPMENT
                    --------------------------------
        (Years)           1997   1996    1995   1994    1993
                          ----   ----    ----   ----    ----
        Freight cars      23.0   22.3    22.0   21.9    21.3
        Locomotives       15.3   15.4    15.7   15.8    15.1
        Retired
          locomotives     23.3   24.4    22.6   23.6    24.7

     Since 1988, NS has rebodied about 25,000 coal cars and plans to continue that program. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the corresponding table.
     NS began an orderly disposition of approximately 17,000 freight cars in October 1994. This was completed in 1997, with total proceeds of $104 million included in "Property sales and other transactions" in the 1997, 1996, and 1995 Consolidated Statements of Cash Flows. In 1995 and 1996, this line item also reflected greater proceeds from land sales.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     For 1998, NS has budgeted $903 million of capital expenditures, of which $149 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to be affected significantly by Conrail-related expenditures, which are expected to incrementally add approximately $500 million over the next three years.
     Cash provided by financing activities in 1997 included net proceeds from the issuance of $4.3 billion principal amount of unsecured notes and proceeds from the sale of commercial paper to finance NS' share of the cost of acquiring Conrail stock (see "Joint Acquisition of Conrail," below, Note 2 on page 62, and Note 9 on page 68). Also included is $72 million of credit facility costs related to certain now-terminated commitments under credit agreements that were in place to support NS' tender offer for all shares of Conrail. "Debt repayments" in 1997 included repayment of some of the commercial paper. NS' debt-to-total capitalization ratio was 58% at the end of 1997.
     In 1996, cash used for financing activities declined 20%, a result of amounts received in connection with the issuance of $200 million principal amount of medium-term notes.
     Cash spent to purchase and retire common stock was $389 million in 1996 and $338 million in 1995. On Oct. 23, 1996, NS announced that the share purchase program had been suspended (see Note 15 on page 77).
     NS currently has in place a $2.8 billion credit facility to support its commercial paper program. During 1998, as in prior years, NS expects to finance a portion of its equipment acquisitions.

JOINT ACQUISITION OF CONRAIL

     On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note
2). On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock either was canceled or converted into the right to receive $115 per share in cash. NS' total cost for its portion of the acquisition, including NS' fees, was $5.8 billion. On June 23, 1997, NS and CSX filed a joint application with the Surface Transportation Board
(STB) for control and division of the use and operations of Conrail's assets and for authority to implement the transaction. The application addresses projected traffic flows, proposed operations, and related matters; outlines the capital investments NS and CSX each plan to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, D.C. 20423-0001.
     In May 1997, the STB issued a scheduling order providing for issuance of a final STB decision no later than June 8, 1998, to become effective 30 days thereafter. On Nov. 3, 1997, the STB extended the period for issuing its final decision by 45 days, to July 23, 1998, to become effective 30 days thereafter. This extension was in conjunction with a new requirement that NS and CSX comply with the STB's order to submit detailed safety integration plans, and it is likely to delay realization of the expected transaction benefits.
     No assurance can be given with respect to the receipt of STB approval or as to modifications or conditions that may be imposed in connection therewith, or their impact, if any, on the expected transaction benefits. The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights, modification of other proposed aspects of operations, and requirements that could affect the timing of implementation and realization of benefits.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Until NS and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and Management. Following the Closing Date, which will occur as soon as practicable after the Control Date, various agreements between NS and CSX provide, among other things, for each of the parties: (1) separately to operate pursuant to lease agreements portions of the routes and assets now owned and operated by Conrail, and
(2) jointly to operate other Conrail properties. The closing is contingent upon, among other things, attainment of necessary labor implementing agreements and is expected to occur as soon as practicable after satisfaction of those contingencies and consistent with ensuring safe and efficient operations.
     NS is in the process of negotiating necessary implementing agreements with representatives of the affected employees. The United Transportation Union, the nation's largest rail union, and the Brotherhood of Locomotive Engineers have advised the STB that they have withdrawn their opposition and have agreed to support the transaction. Employees represented by these two unions make up 44% of the NS work force covered by labor agreements.
     The NS/CSX agreements also provide for the allocation of responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NS and CSX, NS will not have complete access to Conrail's related books, records, and physical assets, and will not know precisely which Conrail properties NS will have responsibility for or control over pursuant to its agreements with CSX. As a consequence, it is not possible at this time for NS to state or to assess with precision the amount of its share of Conrail assets and liabilities.
     During 1997, the dilutive effect of Conrail on net income was higher than earlier expected. As a result of the intensive efforts under way to plan for the integration of NS' portion of Conrail's assets, the timing of integration expenses has accelerated; moreover, because of uncertainties concerning both the conditions that the STB may impose and the timing of other matters, the anticipated transaction synergies may be realized later than originally believed. As a result, the dilutive effect is likely to be higher in 1998 than earlier expected.
     Certain of the foregoing are forward-looking statements, and attention is called to the related cautionary language at the end of Management's Discussion and Analysis.

OTHER MATTERS

Market Risks And Hedging Activities
-----------------------------------
     NS does not engage in the trading of derivatives. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio. Of NS' total debt outstanding (see Note 9 on page 68), all is fixed-rate debt, except for commercial paper and $244 million of capital leases.
     The average interest rate on commercial paper was 5.4% on Dec. 31, 1996, and 6.0% on Dec. 31, 1997. During 1997, NS' commercial paper interest rates ranged from a low of 5.2% to a high of 6.5%.
     The capital leases, which carry an average fixed rate of 7.4%, were converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1997, the average pay rate was 6.1% and the average receive rate was 7.4% under these agreements. During 1997, the effect of the swaps was to reduce interest expense by $3 million. A portion of the lease obligations is payable in Japanese yen. NS hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. As a result, NS is exposed to financial market risk relative to Japan.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.
     NS' debt subject to interest rate exposure totaled $2.1 billion on Dec. 31, 1997. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $20 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.
     The Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Ala., on behalf of African Americans currently employed or working since Dec. 16, 1989, who allege that the Corporation has discriminated against them in promotion to nonagreement positions because of their race. The non-jury trial on liability, which the Corporation vigorously defended, concluded in June 1997, and the parties await the setting of a briefing schedule.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company, all the common stock of which is owned by NS. The verdict was returned in a class action suit involving some
8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 individuals. Shortly after the trial, the Supreme Court of Louisiana ruled that under the Louisiana Class Action Statute, the trial court cannot enter a judgment for punitive damages until all compensatory damages have been determined. In view of the number of individual plaintiffs claiming compensatory damages, this process could take years.
     Management will continue to monitor the progress of this litigation. If the jury verdict is not vacated or modified in an acceptable manner, appropriate appeals will be pursued. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification.
     While the final outcome of these matters and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     Operating expenses for environmental matters totaled approximately $21 million in 1997, and capital expenditures totaled approximately $6 million. Both are expected to be at similar levels in 1998. As of Dec. 31, 1997, NS' balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable costs based on available information at 111 identified locations. On that date, 11 sites accounted for $25 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that The Alabama Great Southern Railroad Company (AGS), a subsidiary of NS' rail subsidiary, is responsible -- along with four other parties believed to be financially solvent and with two of which the EPA and state authorities have reached settlements -- for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA indicates that it has expended or expects to expend a total of approximately $130 million at the site. NS continues to contest liability on a variety of grounds, and trial now is scheduled to begin on Feb. 22, 1999. The EPA bases its claim of NS' liability on (a) the alleged activities in the 1880s of a company not at the time owned or controlled by an NS rail subsidiary but acquired in 1916, and (b) certain servitudes possessed by that subsidiary only for a rail right-of-way.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned in the past, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations, or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Inflation
---------
     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS, a capital-intensive company, has approximately $14 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

Trends
------
- Federal Economic Regulation - Efforts will be made in 1998 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

- Reduction of "Greenhouse" Gases - In December 1997, international environmental officials meeting in Kyoto, Japan, agreed to reduce substantially the emission of so-called "greenhouse" gases by 2010. Agreement on such reductions was reached on the basis of questionable scientific evidence and in spite of the fact that the burden of the reduction regimen will be borne disproportionally by developed nations such as the United States. NS, the rail industry, and a wide variety of other affected constituencies in the United States expect to assure that, prior to a Senate vote on the proposed treaty, the public and governmental authorities have available to them additional scientific information and data concerning other effects that are likely to result from implementation.

- Utility Deregulation - Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant parties. The effects of deregulation on NS and on its patrons cannot be predicted with certainty; however, NS serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

Forward-Looking Statements
--------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the realization and the timing of benefits expected to result from consummation of the Conrail transaction.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)
                                      Three Months Ended
                          -------------------------------------------
                          March 31    June 30    Sept. 30    Dec. 31
                          --------    -------    --------    -------
                      (In millions of dollars except per share amounts)
     1997
     ----
Railway operating
 revenues                  $1,046      $1,067     $1,048     $1,062
Income from railway
 operations                   281         321        297        314
Income from continuing
 operations                   125         186        169        219
Net income                    128         190        179        224
Earnings per share-basic    $0.34       $0.51      $0.47      $0.59
Earnings per share-diluted  $0.34       $0.50      $0.47      $0.59



     1996
     ----
Railway operating
 revenues                  $1,017      $1,038     $1,020     $1,026
Income from railway
 operations                   262         300        300        303
Income from continuing
 operations                   169         193        193        198
Net income                    168         200        202        200
Earnings per share-basic    $0.44       $0.52      $0.54      $0.53
Earnings per share-diluted  $0.43       $0.52      $0.53      $0.53



NOTE:All per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

------    -------------------------------------------

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1997, 1996 and 1995          54

          Consolidated Balance Sheets
            As of December 31, 1997 and 1996                      55

          Consolidated Statements of Cash Flows
            Years ended December 31, 1997, 1996 and 1995          57

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1997, 1996 and 1995          59

          Notes to Consolidated Financial Statements              60

          Independent Auditors' Report                            80


      The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 82.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements Of Income
                                          Years ended December 31,
                                          1997      1996      1995
                                         -------   -------   -------
                               ($ in millions, except earnings per share)
Railway Operating Revenues               $ 4,223   $ 4,101   $ 4,012

Railway Operating Expenses
 Compensation and benefits (Note 12)       1,405     1,400     1,480
 Materials, services, and rents              685       624       619
 Depreciation                                421       408       389
 Diesel fuel                                 227       233       190
 Casualties and other claims                 123       123       121
 Other                                       149       148       151
                                         -------   -------   -------
     Total railway operating expenses      3,010     2,936     2,950
                                         -------   -------   -------

     Income from railway operations        1,213     1,165     1,062

Equity in earnings of Conrail (Note 2)       117       --        --
Charge for credit facility costs (Note 2)    (77)      --        --
Other income - net (Note 4)                  130       117       140
Interest expense on debt (Note 7)           (385)     (116)     (113)
                                         -------   -------   -------
     Income from continuing
       operations before income taxes        998     1,166     1,089

Provision for income taxes (Note 5)          299       413       391
                                         -------   -------   -------
  Income from continuing operations          699       753       698

Discontinued operations - motor carrier,
 net of taxes (Note 3)                        22        17        15
                                         -------   -------   -------

     Net Income                          $   721   $   770   $   713
                                         =======   =======   =======


Earnings Per Share (Note 15)
 Income from continuing
  operations - Basic                     $  1.85   $  1.98   $  1.78
             - Diluted                   $  1.84   $  1.96   $  1.77

 Net income  - Basic                     $  1.91   $  2.03   $  1.81
             - Diluted                   $  1.90   $  2.01   $  1.80

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                 As of December 31,
                                                   1997      1996
                                                  -------   -------
                                                   ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                        $    34   $   207
 Short-term investments                               125       194
 Accounts receivable net of allowance
  for doubtful accounts of $3 million and
  $4 million, respectively                            552       558
 Materials and supplies                                58        61
 Deferred income taxes (Note 5)                       114       132
 Other current assets                                 119       121
 Net assets of discontinued operations                101        83
                                                  -------   -------
     Total current assets                           1,103     1,356
                                                  -------   -------

Investment in Conrail (Note 2)                      5,888      --
Other investments (Note 6)                            333       275
Properties less accumulated depreciation (Note 7)   9,904     9,472
Other assets                                          122       131
                                                  -------   -------
     Total Assets                                 $17,350   $11,234
                                                  =======   =======
Liabilities And Stockholders' Equity
Current liabilities:
 Short-term debt (Note 9)                         $    27   $    43
 Accounts payable (Note 8)                            624       594
 Income and other taxes                               169       166
 Other current liabilities (Note 8)                   212       201
 Current maturities of long-term debt (Note 9)         61        56
                                                  -------   -------
     Total current liabilities                      1,093     1,060
                                                  -------   -------

Long-term debt (Note 9)                             7,398     1,800
Other liabilities (Note 11)                           885       927
Minority interests                                     49        50

Deferred income taxes (Note 5)                      2,480     2,420
                                                  -------   -------
     Total Liabilities                             11,905     6,257
                                                  -------   -------



                                                       (continued)

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets (continued)
                                                 As of December 31,
                                                   1997      1996
                                                  -------   -------
                                                  ($ in millions)
Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized (Note 15);
  issued 398,912,698 shares (265,847,132 issued
  for stock split)and 132,350,009 shares,
  respectively                                        399       132
 Additional paid-in capital (Note 15)                 241       462
 Retained income                                    4,826     4,404

 Less treasury stock at cost, 21,757,902 shares
  (14,505,268 issued for stock split)
  and 7,252,634 shares, respectively                  (21)      (21)
                                                  -------   -------
     Total Stockholders' Equity                     5,445     4,977
                                                  -------   -------
     Total Liabilities And Stockholders' Equity   $17,350   $11,234
                                                  =======   =======

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements Of Cash Flows
                                            Years ended December 31,
                                            1997      1996      1995
                                           -------   -------   -------
                                                ($ in millions)
Cash Flows From Operating Activities
 Net income                                $   721   $   770   $   713
 Reconciliation of net income to net cash
  provided by continuing operations:
   Depreciation                                432       419       399
   Deferred income taxes                        75        92        73
   Equity in earnings of Conrail              (117)      --        --
   Charge for credit facility costs             77       --        --
   Nonoperating gains and losses
     on properties and investments             (63)      (57)      (72)
   Income from discontinued operations         (22)      (17)      (15)
   Changes in assets and liabilities
     affecting continuing operations:
       Accounts receivable                     (23)       (1)       12
       Materials and supplies                    3        (1)       (1)
       Other current assets                     (8)      (13)       (2)
       Current liabilities other than debt     115        (8)       64
       Other - net                             (44)      (16)       15
                                           -------   -------   -------
       Net cash provided by
         continuing operations               1,146     1,168     1,186

       Net cash provided by
         discontinued operations                 4        30        48
                                           -------   -------   -------
       Net cash provided by
         operating activities                1,150     1,198     1,234

Cash Flows From Investing Activities
 Property additions                           (875)     (680)     (652)
 Property sales and other transactions          74       130       128
 Investment in Conrail                      (5,741)      (10)      --
 Investments, including short-term            (185)     (209)     (260)
 Investment sales and other transactions       217       245       224
                                           -------   -------   -------
       Net cash used for
         investing activities               (6,510)     (524)     (560)

Cash Flows From Financing Activities
 Dividends                                    (301)     (284)     (274)
 Common stock issued - net                      24        29        19
 Purchase and retirement of common stock      --        (389)     (338)
 Commercial paper proceeds                   1,540       --        --
 Credit facility costs paid                    (72)       (5)      --
 Proceeds from long-term borrowings          4,241       209         8
 Debt repayments                              (245)      (93)      (74)
                                           -------   -------   -------

       Net cash provided by
         (used for) financing activities     5,187      (533)     (659)

       Net increase (decrease) in cash
         and cash equivalents                 (173)      141        15


                                                           (continued)

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements Of Cash Flows (continued)
                                            Years ended December 31,
                                            1997      1996      1995
                                           -------   -------   -------
                                                ($ in millions)
Cash And Cash Equivalents
 At beginning of year                          207        66        51
                                           -------   -------   -------
 At end of year                            $    34   $   207   $    66
                                           =======   =======   =======

Supplemental Disclosures Of Cash Flow Information
 Cash paid during the year for:
  Interest (net of amounts capitalized)    $   379   $   128   $   119
  Income taxes                             $   209   $   324   $   283





See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements Of Changes In Stockholders' Equity
                                   Additional
                            Common  Paid-In   Retained  Treasury
                            Stock   Capital    Income    Stock     Total
                            -----  ----------  -------  -------   -------
                                          ($ in millions)
Balance December 31, 1994   $ 140     $ 411    $4,155    $(21)    $4,685
 Net income - 1995                                713                713
 Dividends on common stock
   $0.69 1/3 per share                           (274)              (274)
 Purchase and retirement of
   common stock                (5)      (15)     (314)              (334)
 Other                          1        35         3                 39
                            -----     -----    ------    ----     ------

Balance December 31, 1995     136       431     4,283     (21)     4,829
 Net income - 1996                                770                770
 Dividends on common stock
   $0.74 2/3 per share                           (284)              (284)
 Purchase and retirement of
   common stock                (5)      (15)     (365)              (385)
 Other                          1        46      --                   47
                            -----     -----    ------    ----     ------

Balance December 31, 1996     132       462     4,404     (21)     4,977
 Net income - 1997                                721                721
 Dividends on common stock
   $0.80 per share                               (301)              (301)
 3-for-1 stock split,
   effective September 5      266      (266)      --                 --
 Other                          1        45         2                 48
                            -----     -----    ------    ----     ------

Balance December 31, 1997   $ 399     $ 241    $4,826    $(21)    $5,445
                            =====     =====    ======    ====     ======





See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes To Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest. The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). The major subsidiary is Norfolk Southern Railway Company. Financial results of a motor carrier subsidiary, North American Van Lines, Inc. (NAVL), are reflected as "Discontinued operations" (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.
     Rail freight consists of raw materials, intermediate products, and finished goods classified in the following market groups: coal; paper, clay, and forest products; chemicals; automotive; agriculture, government, and consumer products; metals and construction, and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for almost one-third of total railway operating revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use Of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as held-to-maturity, trading, or available-for-sale securities. On Dec. 31, 1997 and 1996, all "Short-term investments," consisting primarily of United States government and federal agency securities, were designated as available-for-sale. Accordingly, unrealized gains and losses, net of taxes, are recognized in "Stockholders' equity."

Materials And Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

------    -------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton-miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. In 1997, the overall depreciation rate averaged 2.8% for roadway and 4.1% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and non-rail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in "Other income" (see
Note 4).
     NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS does not engage in the trading of derivatives. NS is a party to a limited number of derivative agreements that hedge interest rate exposures on certain components of its debt portfolio. Differentials paid or received as a result of fluctuations in market interest rates are recognized in interest expense over the outstanding lives of the related obligations. Unamortized balances are included in "Long-term debt" in the Consolidated Balance Sheets.

Required Accounting Changes
---------------------------
     NS adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), for the year ended Dec. 31, 1997. Basic earnings per share as calculated in accordance with SFAS 128 excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. For NS, basic earnings per share corresponds to earnings per share as calculated and shown in previous Consolidated Statements of Income. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted, or otherwise resulted in the issuance of common stock that then shared in NS' earnings.
     Effective Jan. 1, 1997, NS adopted AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. The adoption of SOP 96-1 did not have a material effect on NS' financial statements.

------    -------------------------------------------

2. JOINT ACQUISITION OF CONRAIL

     On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail Inc. (Conrail) stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously outstanding Conrail stock either was canceled or was converted into the right to receive $115 per share in cash. NS' share of the cost of the acquisition, plus NS' fees, totaled $5.8 billion. NS has a 58% economic and 50% voting interest in the entity that owns Conrail. All Conrail stock owned by NS and CSX remains in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). STB approval, while anticipated, cannot be assured, and a final decision is not expected to be effective prior to Aug. 22, 1998 (the "Control Date"). Should the STB not approve the transaction, NS could incur a significant loss on the disposition of its investment in Conrail.
     On June 10, 1997, NS, CSX, and Conrail entered into an agreement (the Transaction Agreement) covering division of Conrail's operations and use of Conrail's assets (collectively, the Transaction). The Transaction Agreement provides, among other things, for NS and CSX after the Control
Date: (1) separately to operate, pursuant to lease agreements, portions of the routes and assets now owned and operated by Conrail, and (2) jointly to operate other Conrail properties. In addition, Conrail will continue certain operations as agent for NS and CSX. The Transaction Agreement and various other agreements between and among NS, CSX, and Conrail also provide for the allocation between NS and CSX of responsibility for certain known and contingent Conrail liabilities. The Transaction will be consummated as soon as practicable after STB approval. Closing is contingent upon, among other things, attainment of necessary labor implementing agreements, and a determination that implementation can be accomplished safely and without service disruptions, either of which might delay closing and realization of the expected transaction benefits. The STB has the authority to modify contract terms and impose conditions, including divestitures, grants of trackage rights, and limitations upon proposed operations.
     Until the Control Date, Conrail will continue to be managed by its current Board of Directors and Management, and, due to regulatory constraints, NS will not have complete access to Conrail's related books, records, and physical assets. Further, until the STB renders its final decision, NS will not know with certainty which Conrail properties it will have responsibility for or control over pursuant to its agreements with CSX and Conrail, or the effects of any other conditions that may be imposed by the STB.
     The equity method of accounting has been applied to NS' investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." As a result, the Dec. 31, 1997, Consolidated Balance Sheet includes $5.9 billion comprising: (1) the amounts paid and accrued to acquire Conrail stock, including related fees and expenses, and (2) NS' equity in the undistributed earnings of Conrail, which is net of $44.5 million amortization of the difference between NS' investment in Conrail and the underlying equity in net assets. NS is amortizing the difference between the purchase price for its investment in Conrail and its equity in the underlying net assets of Conrail based on preliminary estimates of: (1) the fair values of Conrail's property and equipment, (2) their remaining useful lives, (3) the fair values of other Conrail assets and liabilities, and (4) the deferred tax effect of the bases differences.
     The Consolidated Statement of Income for the year ended Dec. 31, 1997, includes several Conrail-related items. These principally consist of: (1) interest expense on debt issued to finance NS' share of the NS/CSX joint acquisition of Conrail stock, (2) equity in the earnings of Conrail, net of amortization, (3) credit facility costs, including a $77 million charge incurred in conjunction with certain now-terminated commitments that provided financing for NS' then-proposed acquisition of all Conrail stock, and (4) identified integration costs.

------    -------------------------------------------

2. JOINT ACQUISITION OF CONRAIL (continued)

     The following summary financial information was provided by Conrail's Management and should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report for the year ended Dec. 31, 1997, on Form 10-K filed with the Securities and Exchange Commission (SEC) and Consolidated Rail Corporation's latest
Annual Report on Form 10-K filed with the SEC.

         SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME - CONRAIL
          ($ in millions)         1997      1996      1995
                                 -------   -------   -------
          Operating revenues     $ 3,765   $ 3,714   $ 3,686
          Operating expenses       3,443     3,113     3,230
                                 -------   -------   -------
               Operating income      322       601       456
          Other - net                (87)      (70)      (64)
                                 -------   -------   -------
               Income before
                 income taxes        235       531       392
          Provision for
           income taxes              228       189       128
                                 -------   -------   -------
               Net income        $     7   $   342   $   264
                                 =======   =======   =======

          Note: Conrail's operating expenses for 1997 included the following: (1) a $221 million charge in conjunction with the termination of the Conrail
          ESOP that NS treated as a cost of the acquisition of Conrail stock, and (2) $173 million
          ($142 million after taxes) for merger-related stock compensation costs and severance benefits that NS treated as a cost of the acquisition of Conrail stock.

            SUMMARIZED CONSOLIDATED BALANCE SHEETS - CONRAIL
                                                    December 31,
                                                -------------------
          ($ in millions)                         1997      1996
                                                --------  --------
          Assets
           Current assets                       $   954   $ 1,117
           Noncurrent assets                      7,530     7,285
                                                -------   -------
               Total assets                     $ 8,484   $ 8,402
                                                =======   =======

          Liabilities and Stockholders' Equity
           Current liabilities                  $ 1,208   $ 1,092
           Noncurrent liabilities                 4,111     4,203
           Stockholders' equity                   3,165     3,107
                                                -------   -------
               Total liabilities and
                  stockholders' equity          $ 8,484   $ 8,402
                                                =======   =======

------    -------------------------------------------

3. DISCONTINUED OPERATIONS - MOTOR CARRIER

     On Jan. 12, 1998, NS announced that it signed an agreement to sell all the common stock of North American Van Lines, Inc. (NAVL), its motor carrier subsidiary. The transaction is subject to customary closing conditions and is expected to be consummated before May 31, 1998. NS expects to report a gain on the consummated sale. NAVL's results of operation, financial position, and cash flows are presented as
"Discontinued operations" in the accompanying financial statements. A summary of the results of operations and the net assets of discontinued
operations follows:
  ($ in millions)                       1997      1996      1995
                                        -----     -----     -----
  Motor carrier revenue                 $ 942     $ 930     $ 896
  Motor carrier expenses                $ 907     $ 898     $ 871
  Other income (expense)                  --         (1)      --
  Provision for income taxes               13        14        10
                                        -----     -----     -----
  Income from discontinued operations      22        17        15
                                        -----     -----     -----
     Earnings per share (basic and
       diluted) from discontinued
       operations                       $0.06     $0.05     $0.03
                                        =====     =====     =====

                                               December 31,
                                             ---------------
          ($ in millions)                    1997      1996
                                             -----     -----
          Current assets                     $ 192     $ 196
          Long-term assets                     100        88
          Current liabilities                 (130)     (140)
          Long-term liabilities                (61)      (61)
                                             -----     -----
            Net assets of discontinued
              operations                     $ 101     $  83
                                             =====     =====


4. OTHER INCOME - NET
($ in millions)                          1997      1996      1995
                                        ------    ------    ------
Royalties from coal                     $  58     $  59     $  59
Gains from sale of properties
  and investments                          56        57        41
Interest income                            30        22        26
Rental income                              22        20        21
Gain from partial redemption of
  partnership interest                      7       --         31
Corporate-owned life insurance - net        7         6         7
Other interest expense                    (27)      (29)      (23)
Nonoperating depletion
  and depreciation                        (11)      (11)      (10)
Taxes on nonoperating property             (5)       (8)       (7)
Other - net                                (7)        1        (5)
                                        ------    ------    ------
     Total                              $ 130     $ 117     $ 140
                                        ======    ======    ======

------    -------------------------------------------

5. INCOME TAXES

Provision For Income Taxes
--------------------------
($ in millions)                          1997      1996      1995
                                        ------    ------    ------
Current:
  Federal                               $ 197     $ 280     $ 267
  State                                    27        41        51
                                        -----     -----     -----
       Total current taxes                224       321       318

Deferred:
  Federal                                  78        75        65
  State                                    (3)       17         8
                                        -----     -----     -----
       Total deferred taxes                75        92        73
                                        -----     -----     -----
       Provision for income taxes       $ 299     $ 413     $ 391
                                        =====     =====     =====

Reconciliation Of Statutory Rate To Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                            1997           1996           1995
                         -----------    -----------    -----------
($ in millions)          Amount   %     Amount   %     Amount   %
                         ------  ---    ------  ---    ------  ---
Federal income tax
  at statutory rate      $ 349    35    $ 408    35    $ 381    35
State income taxes, net
  of federal tax benefit    16     2       37     3       39     4
Equity in earnings
  of Conrail               (41)   (4)     --     --      --     --
Corporate-owned
  life insurance           (10)   (1)     (15)   (1)     (17)   (2)
Other - net                (15)   (2)     (17)   (2)     (12)   (1)
                         -----    --    -----    --    -----    --
     Provision for
       income taxes      $ 299    30    $ 413    35    $ 391    36
                         =====    ==    =====    ==    =====    ==

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS purchased from a third party pursuant to a safe harbor lease agreement in 1981. The Tax Court finalized this decision in February 1997. This decision has been appealed, and Management continues to believe that NS ultimately should incur no loss from this decision, because the lease agreement provides for full indemnification if any such disallowance is sustained.

------    -------------------------------------------

5. INCOME TAXES (continued)

Deferred Tax Assets And Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences. Except for amounts for which a valuation allowance is provided, Management believes the deferred tax assets will be realized.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                             December 31,
                                        -----------------------
($ in millions)                           1997           1996
                                        --------       --------
Deferred tax assets:
  Reserves, including casualty and
    other claims                        $   144        $   149
  Employee benefits                         155            175
  Retiree health and death benefit
    obligation                              133            138
  Taxes, including state and property       171            176
  Other                                      52             77
                                        -------        -------
      Total gross deferred
        tax assets                          655            715
  Less valuation allowance                   (2)            (2)
                                        -------        -------
      Net deferred tax assets               653            713
                                        -------        -------
Deferred tax liabilities:
  Property                               (2,925)        (2,892)
  Other                                     (94)          (109)
                                        -------        -------
      Total gross deferred
        tax liabilities                  (3,019)        (3,001)
                                        -------        -------
      Net deferred tax liability         (2,366)        (2,288)
      Net current deferred
        tax assets                          114            132
                                        -------        -------
      Net long-term deferred
        tax liability                   $(2,480)       $(2,420)
                                        =======        =======

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1992. The consolidated federal income tax returns for 1993 and 1994 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

------    -------------------------------------------

6. OTHER INVESTMENTS
                                       December 31,
                                   ----------------------
($ in millions)                     1997           1996
                                   -------        -------
Corporate-owned life insurance
 at net cash surrender value       $ 247          $ 212
Marketable equity securities          10              6
Other                                 76             57
                                   -----          -----
     Total                         $ 333          $ 275
                                   =====          =====
</TABLE

7. PROPERTIES
                                        December 31,
                                   -----------------------
($ in millions)                      1997           1996
                                   --------       --------
Railway property:
 Road                              $ 8,853        $ 8,439
 Equipment                           4,881          4,716
Other property                         605            591
                                   -------        -------
                                    14,339         13,746
Less:  Accumulated depreciation      4,435          4,274
                                   -------        -------
     Net properties                $ 9,904        $ 9,472
                                   =======        =======

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1997, 1996, and 1995 was $402 million, $128 million, and $127 million, respectively, of which $17 million, $12 million, and $14 million was capitalized.

------    -------------------------------------------

8. CURRENT LIABILITIES
                                             December 31,
                                        ---------------------
($ in millions)                          1997           1996
                                        ------         ------
Accounts payable:
 Accounts and wages payable             $ 281          $ 270
 Casualty and other claims                172            166
 Vacation liability                        80             75
 Equipment rents payable - net             67             61
 Other                                     24             22
                                        -----          -----
     Total                              $ 624          $ 594
                                        =====          =====

Other current liabilities:
 Interest payable                       $ 115          $  39
 Liabilities for forwarded traffic         31             63
 Accrued acquisition costs (Note 2)        25             61
 Retiree health and death benefit
   obligation (Note 12)                    23             23
 Other                                     18             15
                                        -----          -----
     Total                              $ 212          $ 201
                                        =====          =====

9. DEBT

Long-Term Debt
--------------
                                              December 31,
                                           -----------------
($ in millions)                              1997      1996
                                           -------   -------
Commercial paper classified as long-term
 debt at an average rate of 6.0%           $ 1,871   $   500
Notes at average rates and maturities
 as follows:
   6.85%, maturing 2000 to 2002              1,096      --
   7.45%, maturing 2004 to 2007              1,191       449
   8.10%, maturing 2017 to 2021                798       248
   7.80%, maturing 2027                        792      --
   7.05%, maturing 2037                        745      --
   7.90%, maturing 2097                        350      --
Railroad equipment obligations at an
 average rate of 7.8% maturing to 2009         355       397
Capitalized leases at an average rate of
 6.1% maturing to 2015                         246       197
Other debt at an average rate of 7.0%
 maturing to 2015                               15        65
                                           -------   -------
     Total long-term debt                    7,459     1,856
                                           -------   -------
     Less: Current maturities                   61        56
                                           -------   -------
     Long-term debt less current
        maturities                         $ 7,398   $ 1,800
                                           =======   =======

------    -------------------------------------------

9. DEBT (continued)

Long-term debt matures as follows:
 1999                                      $   131
 2000                                          462
 2001                                          256
 2002                                          551
 2003 and subsequent years                   5,998
                                           -------
      Total                                $ 7,398
                                           =======

     The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Unsecured Notes Issued In 1997
------------------------------
     On May 19, 1997, NS issued and sold $4.3 billion of unsecured term notes to finance part of the cost of the Conrail acquisition. None of the notes are entitled to any sinking fund. If certain tax laws are changed, NS has the right to shorten the maturity of the 2097 notes. NS is subject to various financial covenants while the notes are outstanding.
     On May 14, 1997, NS terminated $1.25 billion notional amount of contracts and agreements previously entered into to hedge its exposure to changes in interest rates in anticipation of issuing certain Conrail-related debt. The related costs were capitalized and are being amortized as interest expense over the life of the underlying debt.

Commercial Paper
----------------
     NS' commercial paper debt totaled $1,871 million and $516 million as of Dec. 31, 1997, and Dec. 31, 1996, respectively. Most all of the increase was related to the Conrail acquisition.
     Commercial paper debt is due within one year but has been classified as long-term because NS has the ability through a $2.8 billion, 5-year credit agreement to convert this obligation into longer term debt. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.
     The credit agreement provides for interest on borrowings at prevailing rates and contains customary financial covenants, including an initial minimum net worth requirement of $4 billion.

Short-Term Debt
---------------
                                December 31,
                              ----------------
 ($ in millions)               1997      1996
                              ------    ------
Commercial paper notes        $  --     $  16
Other notes                      27        27
                              -----     -----
     Total                    $  27     $  43
                              =====     =====

------    -------------------------------------------

9. DEBT (continued)

Capital Lease Obligations
-------------------------
     During 1997 and 1996, an NS rail subsidiary entered into capital leases covering new locomotives. The related capital lease obligations, totaling $64 million in 1997 and $108 million in 1996, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 7.0% for those entered into in 1997 and 6.5% for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1997, the average interest rate on these locomotive leases was 6.1%. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.


10.  LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road, and other property. Future minimum lease payments are as follows:
($ in millions)               Operating Leases    Capital Leases
                              ----------------    --------------
     1998                          $ 50                $ 35
     1999                            47                  35
     2000                            39                  35
     2001                            35                  34
     2002                            32                  34
     2003 and subsequent years      627                 164
                                   ----                ----
          Total                    $830                 337
                                   ====

     Less imputed interest
     on capital leases at an
     average rate of 7.4%                                91
                                                       ----

     Present value of minimum
     lease payments included
     in debt                                           $246
                                                       ====

Operating Lease Expense
-----------------------
($ in millions)           1997      1996      1995
                         ------    ------    ------
Minimum rents            $  68     $  65     $  59
Contingent rents            43        38        36
                         -----     -----     -----
     Total               $ 111     $ 103     $  95
                         =====     =====     =====

------    -------------------------------------------

11.  OTHER LIABILITIES
                                     December 31,
                                   ----------------
($ in millions)                     1997      1996
                                   ------    ------
Casualty and other claims          $ 253     $ 248
Net pension obligation (Note 12)      57        82
Retiree health and death benefit
  obligation (Note 13)               281       288
Other                                294       309
                                   -----     -----
     Total                         $ 885     $ 927
                                   =====     =====

12.  PENSION PLANS

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

Pension Cost (Benefit) Components
---------------------------------
($ in millions)                    1997      1996      1995
                                  -------   -------   -------
Service cost-benefits earned
 during the year                   $  11     $  12     $  10
Interest cost on projected
 benefit obligation                   66        67        65
Actual return on assets in plans    (273)     (170)     (257)
Net amortization and deferral        171        83       172
                                   -----     -----     -----
     Net pension benefit             (25)       (8)      (10)
Cost of early retirement benefits    --        --         23
                                   -----     -----     -----
     Total                         $ (25)    $  (8)    $  13
                                   =====     =====     =====

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:
                                    1997      1996      1995
                                   -------   -------   -------
Discount rate for determining
  funded status                     7.25%     7.75%     7.25%
Future salary increases             5.25%     5.25%        6%
Return on assets in plans              9%        9%        9%

------    -------------------------------------------

12.  PENSION PLANS (continued)

     The funded status of the plans and the amounts reflected in the accompanying balance sheets are as follows:
                                          December 31,
                              -------------------------------------
                                    1997                1996
                              -----------------   -----------------
                              Funded   Unfunded   Funded   Unfunded
($ in millions)               Plans     Plans     Plans     Plans
                              -------  --------   -------  --------
Actuarial present value of
 benefit obligations:
  Vested benefits             $  810    $   62    $  759    $   59
  Non-vested benefits              2       --          1       --
                              ------    ------    ------    ------
   Accumulated benefit
     obligation                  812        62       760        59
  Effect of expected future
    salary increases              78         4        68         5
                              ------    ------    ------    ------
   Projected benefit
     obligation                  890        66       828        64
Fair value of assets in plans  1,360       --      1,158       --
                              ------    ------    ------    ------
   Funded status                 470       (66)      330       (64)

Unrecognized initial
 net asset                       (23)      --        (30)       --
Unrecognized (gain) loss        (466)       24      (344)       21
Unrecognized prior
 service cost (benefit)            9        (5)        2         3
                              ------    ------    ------    ------
   Net pension liability
     included in the
     balance sheets           $  (10)   $  (47)   $  (42)   $  (40)
                              ======    ======    ======    ======

Early Retirement Program In 1995
--------------------------------
     During 1995, NS completed a voluntary early retirement program for certain salaried employees. The principal benefit for those who participated in this program was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for the 272 employees who accepted the offer is included in "Compensation and benefits" expense and totaled $34 million (including $8 million related to postretirement benefits other than pensions).

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. NS' expenses under these plans were $9 million, $8 million, and $7 million in 1997, 1996, and 1995, respectively.

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Norfolk Southern and certain subsidiaries provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees.
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance. NS last made a corporate contribution to the VEBA in 1994.

Postretirement Benefit Cost Components
--------------------------------------
($ in millions)                     1997      1996      1995
                                   ------    ------    ------
Service cost-benefits
 attributable to service
 during the year                   $   9     $  10     $   9
Interest cost on accumulated
 postretirement benefit
 obligation                           25        24        28
Actual return on plan assets         (25)      (14)      (18)
Net amortization and deferral          6        (4)        2
                                   -----     -----     -----
       Net postretirement
         benefit cost              $  15     $  16     $  21
Cost of early retirement
 benefits                            --        --          8
                                   -----     -----     -----
       Total                       $  15     $  16     $  29
                                   =====     =====     =====

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption, and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 12).

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                          December 31,
                           -------------------------------------------
                                  1997                     1996
                           ------------------       ------------------
                            Health                   Health
                             Care     Death           Care     Death
($ in millions)            Benefits  Benefits       Benefits  Benefits
                           --------  --------       --------  --------
Accumulated postretire-
 ment benefit obligation:
  Retirees                  $ 163     $  85          $ 164     $  83
  Fully eligible active
   plan participants           32         9             21         7
  Other active plan
   participants                54        17             42        12
                            -----     -----          -----     -----
     Total                    249       111            227       102
Plan assets at fair value     111       --              86       --
                            -----     -----          -----     -----
     Funded status           (138)     (111)          (141)     (102)

Unrecognized loss (gain)      (33)        3            (27)       (3)
Unrecognized prior
 service cost (benefit)       (25)      --             (38)      --
                            -----     -----          -----     -----
     Accrued postretire-
       ment benefit
       obligation           $(196)    $(108)         $(206)    $(105)
                            =====     =====          =====     =====

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 9.8% for 1998 and 10.4% for 1997. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of Dec. 31, 1997, by about $32 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1997 by about $4 million.
     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $4 million in each of 1997, 1996, and 1995.


14.  LONG-TERM INCENTIVE PLAN

     Under the stockholder-approved Long-Term Incentive Plan, a committee of non-employee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock, and performance share units
(PSUs), up to a maximum 53,025,000 shares of Norfolk Southern common stock. Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Norfolk Southern Common Stock on the date of grant.

------    -------------------------------------------

14.  LONG-TERM INCENTIVE PLAN (continued)

     The plan also permits the payment -- on a current or a deferred basis and in cash or in stock -- of dividend equivalents on shares of common stock covered by options or PSUs granted after Dec. 31, 1989, in an amount commensurate with dividends paid on common stock. Tax absorption payments, in an amount estimated to equal the federal and state income taxes applicable to shares of common stock issued subject to a share retention agreement, also are authorized.
     Plan participants surrendered, without cash or other consideration, all outstanding SARs granted after 1988 because of regulations issued by the SEC in 1991. Future grants of SARs are not anticipated at this time. SARs outstanding as of each year end were: none in 1997; 97,944 in 1996; and 139,686 in 1995.

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plan. Accordingly, SARs, PSUs, restricted stock, tax absorption, and dividend equivalents result in charges to net income, while stock options have no effect on net income. Compensation costs were $29 million, $35 million, and $43 million for 1997, 1996, and 1995, respectively. Had compensation costs been determined in accordance with SFAS 123, net income would have been $714 million in 1997, $763 million in 1996, and $704 million in 1995; basic earnings per share would have been $1.90 in 1997, $2.01 in 1996, and $1.79 in 1995; and diluted earnings per share would have been $1.88 in 1997, $1.99 in 1996, and $1.78 in 1995. These pro forma amounts include compensation costs as calculated using the Black-Scholes option-pricing model with an expected option life of 5 years; risk-free interest rates of 6.3% in 1997, 5.2% in 1996, and 7.5% in 1995; stock-price volatility of 0.16 in 1997, 0.18 in 1996, and 0.21 in 1995; and, because dividend equivalents are paid, no dividend yield was assumed.

Stock Option Activity
---------------------
                                       Weighted Average
                     Option Shares      Exercise Price
                     --------------    ----------------
Balance 12/31/94       10,494,906          $ 17.65
Granted                 2,154,750            20.83
Exercised              (1,970,229)           14.61
Surrendered for SAR       (40,320)            7.98
Cancelled                 (11,250)           23.15
                       ----------
Balance 12/31/95       10,627,857            18.89
Granted                 2,058,750            26.02
Exercised              (1,648,743)           17.96
Surrendered for SAR       (15,000)            7.42
Cancelled                (140,577)           19.62
                       ----------
Balance 12/31/96       10,882,287            20.38
Granted                 1,986,000            29.46
Exercised              (1,477,226)           17.62
Surrendered for SAR        (6,393)            7.42
Cancelled                 (13,500)           29.46
                       ----------
Balance 12/31/97       11,371,168          $ 22.32

     Except for those granted during 1997, all outstanding options were exercisable on Dec. 31, 1997. The difference between the weighted average exercise prices for all outstanding options and those exercisable on Dec. 31, 1997, was not significant.

------    -------------------------------------------

14.  LONG-TERM INCENTIVE PLAN (continued)

Stock Options Outstanding
-------------------------
        Exercise Price                    Number     Weighted Average
      ---------------------   Weighted  Outstanding     Remaining
            Range             Average   at 12/31/97  Contractual Life
      ---------------------   --------  -----------  ----------------
      $ 11.02                 $11.02       381,828      1.1 years
        12.56  to    18.81     15.77     2,435,640      3.3 years
        20.83  to    24.31     22.17     4,705,950      6.2 years
        26.02  to    29.46     27.78     3,847,750      8.6 years
                                        ----------
      $ 11.02  to  $ 29.46    $22.32    11,371,168      6.2 years
                                        ==========

Performance Share Units
-----------------------
     PSUs provide for awards based upon achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and grant-date fair values were 529,500 and $29.46 in 1997; 601,200 and $26.02 in 1996; and 757,500 and $20.83 in 1995,
respectively. PSUs may be paid in the form of shares of common stock, cash, or a combination. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

Shares Available And Issued
---------------------------
     Shares of stock available for future grants or issued in connection with all features of the Long-Term Incentive Plan are as follows:
                            1997           1996           1995
                         ----------     ----------     ----------
Available for future
 grants 12/31            19,931,103     22,394,187     24,840,933

Shares of common
 stock issued             1,933,703      2,072,616      2,423,280

------    -------------------------------------------

15.  COMMON STOCK

Earnings Per Share
------------------
     The following table sets forth the calculation of basic and diluted earnings per share:
($ in millions except per share,
   shares in millions)              1997      1996      1995
                                   -------   -------   -------
Basic earnings per share:
 Income available to common
  stockholders for basic and
  diluted computations             $  721    $  770    $  713
 Weighted-average shares
  outstanding                         377       379       394
                                   ------    ------    ------
      Basic earnings per share     $ 1.91    $ 2.03    $ 1.81

Diluted earnings per share:
 Weighted-average shares
  outstanding per above               377       379       394
 Diluted effect of outstanding
  options, SARs, and PSUs (as
  determined by the application
  of the treasury stock method)         3         5         3
   Adjusted weighted-average
     shares outstanding               380       384       397
                                   ------    ------    ------
      Diluted earnings per share   $ 1.90    $ 2.01    $ 1.80
                                   ======    ======    ======

     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

Stock Split
-----------
     On July 22, 1997, the Board of Directors approved an amendment of the Articles of Incorporation to increase the number of authorized shares of Common Stock from 450 million to 1,350 million in connection with a three-for-one common stock split to stockholders of record on Sept. 5, 1997. This stock split, with no change in the par value of $1 per share, resulted in the issuance of approximately 266 million additional shares of Common Stock. The effect of the split was reflected within "Stockholders' equity" by transferring the par value of the additional shares issued from "Additional paid-in capital" to "Common stock." Unless otherwise noted, all share and per share amounts in this report have been restated to reflect the split.

Stock Purchase Programs
-----------------------
     Since 1987, the Board of Directors has authorized the purchase and retirement of up to 285 million shares (post-split) of Common Stock. Purchases under the programs have been made with internally generated cash, and with proceeds from the sale of commercial paper notes and from the issuance of long-term debt.
     Since the first purchases in December 1987 and through Oct. 22, 1996, NS had purchased and retired 205.6 million shares (post-split) of its Common Stock under these programs at a cost of $3.2 billion.
     On Oct. 23, 1996, NS announced that the stock purchase program had been suspended. Future purchase decisions are dependent on the economy, cash needs, and alternative investment opportunities.

------    -------------------------------------------

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.
     The carrying and fair values of long-term investments, excluding those accounted for under the equity method in accordance with APB Opinion No. 18, were $293 million and approximately $366 million on Dec. 31, 1997, and $275 million and approximately $315 million on Dec. 31, 1996, respectively. The fair value of corporate-owned life insurance approximates carrying value. Quoted market prices were used to determine the fair value of marketable securities that are recorded at fair value. Marketable securities reflect $8 million and $3 million of unrealized holding gains on Dec. 31, 1997, and Dec. 31, 1996, respectively. Underlying net assets were used to estimate the fair value of other investments.
     The fair value of "Long-term debt," including current maturities, approximated $7.89 billion on Dec. 31, 1997, and $1.95 billion on Dec. 31, 1996. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity (see Note 9 for carrying values of "Long-term debt"). The fair value of interest rate swaps is immaterial.


17.  COMMITMENTS AND CONTINGENCIES

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 1997, NS' balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable costs based on available information at 111 identified locations. On that date, 11 sites accounted for $25 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.

------    -------------------------------------------

17.  COMMITMENTS AND CONTINGENCIES (continued)

     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned in the past, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations, or liquidity.

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

Debt Guarantees
---------------
     As of Dec. 31, 1997, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $77 million of indebtedness of related entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   /s/ KPMG Peat Marwick LLP



Norfolk, Virginia
January 27, 1998

Item 9.   Changes in and Disagreements with Accountants on Accounting
------    -----------------------------------------------------------
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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated
April 1, 1998, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 14, 1998, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on page 22 under "Executive Officers of the Registrant."

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:          Page
          ------------------------------------------           ----
          Consolidated Statements of Income
            Years ended December 31, 1997, 1996 and 1995         54

          Consolidated Balance Sheets
            As of December 31, 1997 and 1996                     55

          Consolidated Statements of Cash Flows
            Years ended December 31, 1997, 1996 and 1995         57

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1997, 1996 and 1995         59

          Notes to Consolidated Financial Statements             60

          Independent Auditors' Report                           80


     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule   Page
          --------------------------------------------------   ----
          Schedule II - Valuation and Qualifying Accounts        89

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

   3(ii) The Bylaws of Norfolk Southern Corporation, as amended January 27, 1998, and effective May 14, 1998, are filed herewith.

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

  10      Material Contracts -

          (a) The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant,
          Norfolk Southern Railway Company, Conrail Inc.,
          Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, is incorporated herein by reference from Exhibit 10 to Norfolk Southern
          Corporation's Form 8-K filed electronically on June 30, 1997.

          (b) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati,
          New Orleans and Texas Pacific Railway Company
          (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern's 1994 Annual Report on Form 10-K.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                       Description
-------   --------------------------------------------------

          Management Compensation Plans
          -----------------------------
          (c)  The Norfolk Southern Corporation
          Management Incentive Plan, as amended effective
          January 1, 1996, is incorporated herein by reference from
          Exhibit 10(b) to Norfolk Southern's 1995 Annual Report on Form 10-K.

          (d)  The Norfolk Southern Corporation
          Executive Management Incentive Plan, effective
          January 1, 1996, is incorporated herein by reference from Exhibit 10(c) to Norfolk Southern's 1995 Annual
          Report on Form 10-K.

          (e)  The Norfolk Southern Corporation
          Long-Term Incentive Plan as amended effective
          January 23, 1996, is incorporated herein by reference from Exhibit 10(d) to Norfolk Southern's 1995 Annual
          Report on Form 10-K.

          (f)  The Norfolk Southern Corporation Officers'
          Deferred Compensation Plan is incorporated herein by reference from Exhibit 10(g) to Norfolk Southern's 1993 Annual Report on Form 10-K.

          (g)  The Directors' Deferred Fee Plan of
          Norfolk Southern Corporation, as amended effective
          May 9, 1996, is incorporated herein by reference from Exhibit 10(f) to Norfolk Southern's Form 10-Q
          Report for the quarter ended June 30, 1996.

          (h) The Norfolk Southern Corporation Directors' Restricted Stock Plan effective January 1, 1994, is incorporated herein by reference from Exhibit 99 to Norfolk Southern's Form S-8 filed electronically on January 26, 1994.

          (i) Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern
          Corporation and certain executive officers
          (including those defined as "named executive officers" and identified in the Corporation's
          Proxy Statement for the 1997 and 1998
          Annual Meeting of Stockholders) is incorporated herein by reference from Exhibit 10 to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                       Description
-------   --------------------------------------------------

          (j) Norfolk Southern Corporation Supplemental
          (formerly, Excess) Benefit Plan, effective as of January 1, 1996, is incorporated herein by reference from Exhibit 10(i) to Norfolk
          Southern Corporation's 1996 Annual Report on
          Form 10-K.

          (k) The Norfolk Southern Corporation Directors'
          Charitable Award Program, effective February 1, 1996, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (l) The Norfolk Southern Corporation Directors'
          Pension Plan, as amended effective June 1, 1996, is incorporated herein by reference from Exhibit 10(k) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (m) The Norfolk Southern Corporation Outside
          Directors' Deferred Stock Unit Program, as amended on September 23, 1997, is filed herewith.

          (n)  The Excess Long-Term Disability Plan of
          Norfolk Southern Corporation and Participating
          Subsidiary Companies, effective October 1, 1995, is incorporated herein by reference from
          Exhibit 10(m) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

  12      Statement re:  Computation of Ratio of Earnings to
          Fixed Charges.

  21      Subsidiaries of the Registrant.

  23      Consents of Experts and Counsel -

          (a)  Consent of KPMG Peat Marwick LLP.
          (b)  Consent of Price Waterhouse LLP.

  27      Financial Data Schedule.

  99      Conrail Inc. 1997 Annual Report to Stockholders

(b)       Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K for the three months ended December 31, 1997.

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1998.


                                   NORFOLK SOUTHERN CORPORATION


                         By  /s/ David R. Goode
                             -----------------------------------------
                             (David R. Goode, Chairman, President and
                                     Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of March, 1998, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

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


/s/ E. B. Leisenring, Jr.
------------------------------               Director
   (E. B. Leisenring, Jr.)


/s/ Arnold B. McKinnon
------------------------------               Director
   (Arnold B. McKinnon)


/s/ Jane Margaret O'Brien
------------------------------               Director
   (Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------               Director
   (Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1996 and 1997
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                         Beginning               Other                 Ending
                          Balance   Expenses    Accounts   Deductions  Balance
                         ---------  --------    --------   ----------  -------
Year ended December 31, 1995
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $  1     $ --       $ --        $ --        $  1
Casualty and other
 claims included in
 other liabilities          $264     $100       $  3 <F1>   $110 <F2>   $257
Current portion of
 casualty and other
 claims included
 in accounts payable        $166     $ 21       $164 <F1>   $186 <F3>   $165


Year ended December 31, 1996
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $  1     $  1       $ --        $ --        $  2
Casualty and other
 claims included in
 other liabilities          $257     $116       $  4 <F1>   $129 <F2>   $248
Current portion of
 casualty and other
 claims included in
 accounts payable           $165     $ 16       $154 <F1>   $169 <F3>    $166


<F1> Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.



Note: Prior year amounts have been conformed with the current year presentation, which excludes valuation and qualifying accounts of discontinued operations.


                                                           (continued)

                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1995, 1996 and 1997 (continued)
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                         Beginning               Other                 Ending
                          Balance   Expenses    Accounts   Deductions  Balance
                         ---------  --------    --------   ----------  -------
Year ended December 31, 1997
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax
 assets                     $  2     $ --       $ --        $ --        $  2
Casualty and other
 claims included in
 other liabilities          $248     $108       $  2 <F1>   $105 <F2>   $253
Current portion of
 casualty and other
 claims included in
 accounts payable           $166     $ 14       $170 <F1>   $178 <F3>   $172




<F1> Includes revenue overcharges provided through charges to operating revenues, and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.



Note: Prior year amounts have been conformed with the current year presentation, which excludes valuation and qualifying accounts of discontinued operations.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                        Description                     Number
---------- ------------------------------------------------  --------

   3(ii)   The Bylaws of Norfolk Southern Corporation, as
           amended January 27, 1998, and effective
           May 14, 1998.                                        92-99

  10(m)    The Norfolk Southern Corporation Outside
           Directors' Deferred Stock Unit Program,
           as amended on September 23, 1997.                  100-102

  12       Statement re:  Computation of Ratio of
           Earnings to Fixed Charges.                             103

  21       Subsidiaries of Norfolk Southern Corporation.      104-106

  23(a)    Consent of KPMG Peat Marwick LLP                       107
  23(b)    Consent of Price Waterhouse LLP                        108

  27       Financial Data Schedule (This exhibit is
           required to be submitted electronically
           pursuant to the rules and regulations of
           the Securities and Exchange Commission and
           shall not be deemed filed for purposes of
           Section 11 of the Securities Act of 1933
           or Section 18 of the Securities Exchange
           Act of 1934).                                          109

  99       Conrail Inc. Annual Report to Stockholders         110-139


Exhibits 3(ii), 10(m), and 27 are not included in copies assembled for public dissemination. If you have a need for this type of information, we will be pleased to send it to you. Write to:

                      Office of Corporate Secretary
                      Norfolk Southern Corporation
                         Three Commercial Place
                      Norfolk, Virginia 23510-9219