Form 10-Q
period 1998-03-31
NORFOLK SOUTHERN CORP
filed 1998-05-12
CIK 702165

PAGE 1
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------
                       Commission file number 1-8339


                       NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Virginia                                52-1188014
----------------------------------------   -------------------------------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)               Identification No.)

       Three Commercial Place
          Norfolk, Virginia                          23510-2191
----------------------------------------   -------------------------------
(Address of principal executive offices)              Zip Code


Registrant's telephone number, including area code     (757) 629-2680
                                                    ----------------------


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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1998
                -----                 --------------------------------
     Common Stock (par value $1.00)              378,741,105
                                        (excluding 21,757,902 shares
                                            held by registrant's
                                         consolidated subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX
                                   -----

                                                                    Page
                                                                    ----
Part  I. Financial Information:

         Item 1.   Financial Statements:

                   Consolidated Statements of Income
                   Three Months Ended March 31, 1998 and 1997          3

                   Consolidated Balance Sheets
                   March 31, 1998, and December 31, 1997               4

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997        5-6

                   Notes to Consolidated Financial Statements       7-11

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations   12-16

Part II. Other Information:

         Item 6.   Exhibits and Reports on Form 8-K                   17

Signatures                                                            18

Index to Exhibits                                                     19

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                  ($ in millions except per share amounts)
                                (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                       1998      1997
                                                     -------   -------
Railway operating revenues:
 Coal                                                $   323   $   326
 General merchandise                                     605       594
 Intermodal                                              138       126
                                                     -------   -------
       Total railway operating revenues                1,066     1,046

Railway operating expenses:
 Compensation and benefits                               396       362
 Materials, services and rents                           190       169
 Depreciation                                            107       103
 Diesel fuel                                              48        63
 Casualties and other claims                              30        29
 Other                                                    44        39
                                                     -------   -------
       Total railway operating expenses                  815       765
                                                     -------   -------
       Income from railway operations                    251       281

Equity in earnings of Conrail (Note 3)                    32        --
Charge for credit facility costs (Note 3)                 --       (77)
Other income - net                                        33        29
Interest expense on debt (Note 3)                       (128)      (38)
                                                     -------   -------
       Income from continuing operations
         before income taxes                             188       195

Provision for income taxes                                56        70
                                                     -------   -------
       Income from continuing operations                 132       125
                                                     -------   -------
Discontinued operations:
 Income (loss) from motor carrier operations,
  net of taxes                                            (1)        3
 Gain on sale of motor carrier,
  net of taxes (Note 4)                                   98        --
                                                     -------   -------
       Income from discontinued operations                97         3
                                                     -------   -------

       Net income                                    $   229   $   128
                                                     =======   =======

Per share amounts (Note 6):
 Income from continuing operations,
   basic and diluted                                 $  0.35   $  0.33
 Net income, basic and diluted                          0.61      0.34
 Dividends                                              0.20      0.20

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                                March 31,   December 31,
                                                  1998          1997
                                                --------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $   176       $    34
 Short-term investments                              110           125
 Accounts receivable - net                           558           552
 Materials and supplies                               64            58
 Deferred income taxes                               115           114
 Other current assets                                117           119
 Net assets of discontinued operations (Note 4)       --           101
                                                 -------       -------
     Total current assets                          1,140         1,103

Investment in Conrail (Note 3)                     5,929         5,888
Other investments                                    360           333
Properties less accumulated depreciation          10,075         9,904
Other assets                                         143           122
                                                 -------       -------
     TOTAL ASSETS                                $17,647       $17,350
                                                 =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                 $    27       $    27
 Accounts payable                                    624           624
 Income and other taxes                              181           169
 Other current liabilities                           263           212
 Current maturities of long-term debt                 64            61
                                                 -------       -------
     Total current liabilities                     1,159         1,093

Long-term debt (Note 5)                            7,426         7,398
Other liabilities                                    893           885
Minority interests                                    49            49

Deferred income taxes                              2,487         2,480
                                                 -------       -------
     TOTAL LIABILITIES                            12,014        11,905
                                                 -------       -------
Stockholders' equity:
 Common stock $1.00 per share par value,
   1,350,000,000 shares authorized;
   issued 400,153,690 shares and
   398,912,698 shares, respectively                  400           399
 Additional paid-in capital                          274           241
 Retained income                                   4,980         4,826

 Less treasury stock at cost, 21,757,902 shares      (21)          (21)
                                                 -------       -------
     TOTAL STOCKHOLDERS' EQUITY                    5,633         5,445
                                                 -------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $17,647       $17,350
                                                 =======       =======

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                         1998        1997
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $   229     $   128
 Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                          110         106
     Deferred income taxes                                   9           7
     Equity in earnings of Conrail (Note 3)                (32)         --
     Charge for credit facility costs (Note 3)              --          77
     Nonoperating gains and losses on properties
       and investments                                     (20)        (10)
     Income from discontinued operations                   (97)         (3)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                               (16)        (46)
         Materials and supplies                             (6)         (2)
         Other current assets                                5          11
         Current liabilities other than debt                85          10
         Other - net                                         5         (15)
                                                       -------     -------
            Net cash provided by continuing operations     272         263
            Net cash provided by (used for)
             discontinued operations                        (2)          4
                                                       -------     -------
            Net cash provided by operating activities      270         267

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                              (227)       (228)
 Property sales and other transactions                      22          17
 Investment in Conrail                                     (17)       (959)
 Other investments, including short-term                   (37)       (119)
 Investment sales and other transactions                    27         103
 Proceeds from sale of motor carrier (Note 4)              200          --
                                                       -------     -------
            Net cash used for investing activities         (32)     (1,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                 (76)        (75)
 Common stock issued - net                                  20          10
 Commercial paper proceeds                                  --         993
 Credit facility costs paid (Note 3)                        --         (71)
 Proceeds from long-term borrowings (Note 5)                 2           1
 Debt repayments                                           (42)        (10)
                                                       -------     -------
            Net cash provided by (used for)
             financing activities                          (96)        848
                                                       -------     -------
            Net increase (decrease) in cash
             and cash equivalents                          142         (71)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       34         207
                                                       -------     -------
 At end of period                                      $   176     $   136
                                                       =======     =======

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                         1998        1997
                                                       --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $    68     $    53
   Income taxes                                        $     1     $     4

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 1998, and results of operations and cash flows for the three months ended March 31, 1998, and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Commitments and Contingencies

   There have been no significant changes since year-end 1997 in the matters discussed in NOTE 17, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1997, Notes to Consolidated Financial Statements, beginning on page 78.

3. Joint Acquisition of Conrail

   On February 11, 1997, NS purchased 8.2 million Conrail, Inc.
   (Conrail) shares acquired pursuant to NS' prior tender offer.  On
   May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock tendered pursuant to their joint tender offer. Conrail stock owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not expected to be effective prior to August 1998. Should the STB not approve the transaction, NS could incur a significant loss on the disposition of its investment in Conrail. If approved, the transaction will be consummated as soon as practicable after STB approval and is contingent upon, among other things, attainment of necessary labor implementing agreements.

   The equity method of accounting is being applied to NS' investment in Conrail. The equity in earnings of Conrail represents NS' portion of Conrail's net income, including items considered in purchase accounting and amortization of the difference between NS' investment in Conrail and the underlying equity in net assets, net of tax. First-quarter 1998 results included other Conrail-related items, primarily interest expense on debt issued to finance NS' share of the NS/CSX joint acquisition of Conrail stock as well as integration costs which are included in railway operating expenses.

   First-quarter 1997 results included a $77 million pretax charge for credit facility costs incurred in conjunction with certain now-terminated commitments to provide financing for NS' then-proposed acquisition of all Conrail stock and interest expense on commercial paper issued to finance NS' acquisition of the 8.2 million Conrail shares.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   The following summary financial information for Conrail for its fiscal periods ended March 31, 1998 and 1997, and at December 31, 1997, as provided by Conrail's management, should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1997 filed with the Securities and Exchange Commission (SEC) and Consolidated Rail Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q filed with the SEC.

   Summarized Consolidated Statements of Income - Conrail
   ------------------------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                                  1998           1997
                                                 ------         ------
                                                    ($ in millions)
                                                      (Unaudited)
   Operating revenues                           $   927        $   906
   Operating expenses                               767            790
                                                -------        -------
      Operating income                              160            116
   Other - net                                      (23)           (18)
                                                -------        -------
      Income before income taxes                    137             98
   Provision for income taxes                        52             37
                                                -------        -------
      Net income                                $    85        $    61
                                                =======        =======

   Summarized Consolidated Balance Sheets - Conrail
   ------------------------------------------------
                                                March 31,    December 31,
                                                  1998           1997
                                               ----------    ------------
                                                    ($ in millions)
                                                      (Unaudited)
   Assets
      Current assets                            $   961        $   954
      Noncurrent assets                           7,574          7,530
                                                -------        -------
        Total assets                            $ 8,535        $ 8,484
                                                =======        =======

   Liabilities and stockholders' equity
      Current liabilities                       $ 1,188        $ 1,208
      Noncurrent liabilities                      4,016          4,111
      Stockholders' equity                        3,331          3,165
                                                -------        -------
        Total liabilities and stockholders'
         equity                                 $ 8,535        $ 8,484
                                                =======        =======

------    --------------------

4. Discontinued Operations - Motor Carrier

   On January 12, 1998, NS announced an agreement to sell all the common stock of its motor carrier subsidiary, North American Van Lines, Inc.
   (NAVL). Accordingly, NAVL's results of operation, financial position and cash flows are presented as "discontinued operations" in the accompanying financial statements.

   On March 28, 1998, NS closed the sale of NAVL for $200 million in cash and recorded an $83 million pretax ($98 million, or $0.26 per share, after-tax) gain. The higher after-tax gain was the result of differences between book and tax bases and the realization of deferred tax benefits. The purchase price is subject to adjustment based on NAVL's net working capital at the time of closing. Management expects that any such adjustment will be immaterial.

   NAVL's revenues for the first quarters of 1998 and 1997 were $207 million and $204 million, respectively. These amounts are not included in revenue in the accompanying income statements. Income
   (loss) from motor carrier operations was $(1) million in the first quarter of 1998, and $3 million, or $0.01 per share, in the first quarter of 1997.

5. Capital Lease Obligations

   During the first quarters of 1998 and 1997, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations, totaling $73 million in 1998 and $45 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36% and 6.45% for the leases entered into in 1998, and 6.83% for the lease entered into in 1997. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

6. Earnings Per Share

   The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:
                                                     Three Months Ended
                                                          March 31,
                                                       1998      1997
                                                     --------  --------
                                                       (In millions)
   Weighted-average shares outstanding                  378       376

   Dilutive effect of outstanding options and
     performance share units (as determined
     by the application of the treasury stock
     method)                                              3         3
                                                        ---       ---

   Diluted weighted-average shares outstanding          381       379
                                                        ===       ===

   There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

7. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court has been filed, but there is no assurance that the petition will be granted. Management continues to believe that NS ultimately should incur no loss from this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.

8. Comprehensive Income

   Effective January 1, 1998, NS adopted Statement of Financial
   Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in an annual financial statement displayed with the same

------    --------------------

8. Comprehensive Income (continued)

   prominence as other annual financial statements. Condensed financial statements of interim periods are to include a total for comprehensive income. NS' total comprehensive income was as follows:

                                                Three Months Ended
                                                     March 31,
                                                  1998      1997
                                                --------  --------
                                                  ($ in millions)
   Net income                                    $ 229     $ 128

   Other comprehensive income                        1        12
                                                 -----     -----
        Total comprehensive income               $ 230     $ 140
                                                 =====     =====

   For NS, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income included in retained earnings was $6 million as of March 31, 1998, and $5 million as of December 31, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the first quarter of 1998 was $229 million, an increase of $101 million, compared with the first quarter of 1997. The improvement was attributable primarily to a $98 million after-tax gain from the sale of NS' motor carrier subsidiary, North American Van Lines, Inc. (NAVL), which is included in "Income from discontinued operations" (see Note 4). "Income from continuing operations" was $132 million, up $7 million, or 6 percent. Included in 1998's results were NS' equity in the earnings of Conrail for the quarter and several Conrail-related expenses (primarily interest expense on the $5.8 billion of debt incurred to finance the acquisition and integration costs), which together reduced NS' net income by $50 million. First-quarter 1997 also included Conrail-related items, principally the $77 million pretax charge for credit facility costs, which reduced net income by $52 million. Absent the effects of Conrail-related items, 1998 first-quarter income from continuing operations was $182 million, up $5 million, or 3 percent. The increase was the result of higher nonoperating income that more than offset lower income from railway operations.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1,066 million, up
$20 million, or 2 percent, compared with last year.  As shown in the table below, the improvement was due entirely to increased traffic volume.
                                                First Quarter
                                                1998 vs. 1997
                                             Increase (Decrease)
                                             ------------------
                                               ($ in millions)
     Traffic volume (carloads)                    $  47
     Revenue per unit                               (27)
                                                  -----
                                                  $  20
                                                  =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                 Revenues                Carloads
                             1998        1997         1998      1997
                             ----        ----         ----      ----
                              ($ in millions)         (in thousands)
Coal                       $  323      $  326          331       328

Chemicals                     146         147          102       101
Automotive                    138         124          116        92
Paper/clay/forest             137         135          116       115
Agri./govt./consumer           93          99           89        91
Metals/construction            91          89           88        87
                           ------      ------        -----     -----
  General merchandise         605         594          511       486

Intermodal                    138         126          367       342
                           ------      ------        -----     -----
  Total                    $1,066      $1,046        1,209     1,156
                           ======      ======        =====     =====

Coal
----
First-quarter coal revenues of $323 million were $3 million, or 1 percent, below last year. Total tonnage handled increased 3 percent, as gains in utility and coke traffic more than offset declines in export volume and domestic metallurgical traffic. Most of the utility growth was in shorter-haul (lower average revenue) traffic. Export tonnage was down 3 percent, compared with a strong first quarter last year.

Coal revenues for all of 1998 are expected to continue to be about even with those of 1997.

General Merchandise
-------------------
First-quarter general merchandise revenues were $605 million, $11 million, or 2 percent, higher than last year. Automotive revenues increased
$14 million, or 11 percent, due primarily to the ramp-up of the Ford mixing centers. Most of the mixing center traffic is shorter-haul and, therefore, lower revenue per car, which contributed to the overall decline in revenue per unit. Automotive revenues were less than expected due to slower than anticipated ramp-up of the mixing centers, industrywide bilevel equipment shortages, and some softening in automotive production. By the end of the quarter, mixing center vehicle flow had improved, and operations were continuing to add volume. Agriculture revenues declined $6 million, or 6 percent, mostly due to decreased grain traffic resulting from excess supplies of export grain, the strong U.S. dollar, and reduced Asian demand.

General merchandise revenues are expected to post moderate gains for the remainder of the year, supported by mixing center traffic and progress in overcoming Western rail service problems.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Intermodal
----------
First-quarter intermodal revenues were $138 million, up $12 million, or 10 percent, compared with last year. The improvement was primarily the result of a 7 percent increase in traffic volume. Container and RoadRailer(RT) volume posted double-digit increases, while trailer volume declined 5 percent. International container volume was strong due to increased imports and extremely bad weather in Canada that forced business to Norfolk. Domestic container volumes were less than expected due, at least in part, to service problems in the West.

Intermodal revenues are expected to continue to post increases in 1998, although not the double-digit growth of the first quarter.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $815 million, up
$50 million, or 7 percent, compared with last year. The increase resulted principally from higher carloadings, up 5 percent compared with last year, higher stock-based compensation expenses and Conrail integration costs.

The largest increase was in "Compensation and benefits" expense, up
$34 million, or 9 percent, due to higher wage rates, Conrail integration costs, and increased stock-based compensation expenses, a result of the 23 percent increase in the NS stock price during the quarter.

"Materials, service and rents" expense increased $21 million, or 12 percent, due to increased traffic levels that have affected locomotive and car repair costs and equipment rents, Conrail integration expenses, and start-up costs related to the automotive mixing centers.

"Other expenses" increased $5 million, or 13 percent, largely a result of the effect of a favorable adjustment for property taxes made last year.

"Diesel fuel" expense decreased $15 million, or 24 percent, primarily due to a 25 percent decline in the average price per gallon. The benefit of the lower price was partially offset by higher consumption related to the increase in traffic.

The 2 percent increase in railway operating revenues, coupled with the 7 percent increase in railway operating expenses, produced a railway operating ratio of 76.5 percent, compared with last year's first-quarter record of 73.1 percent. The increase was principally a result of the Conrail integration costs and the higher stock-based compensation expenses. Excluding the effect of these items, the first-quarter railway operating ratio would have been 73.3 percent, slightly higher than last year, mostly because of the automotive mixing center start-up costs.

Integration expenses associated with Conrail properties that NS expects to operate may accelerate as the year progresses.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Equity in Earnings of Conrail
-----------------------------
Conrail's first-quarter 1998 net income was $85 million. NS' portion, or 58 percent, of Conrail's net income, net of $17 million of amortization of the difference between NS' investment in Conrail and the underlying equity in net assets, was $32 million. The first quarter of 1997 included no equity in Conrail's earnings, since NS then owned approximately 9.9 percent of Conrail's outstanding shares and therefore accounted for its investment in Conrail under the cost method.

Interest Expense on Debt
------------------------
"Interest expense on debt" increased significantly in the first quarter of 1998, compared with the first quarter of 1997, a result of interest on the $5.8 billion of debt issued to finance NS' portion of the cost of the Conrail acquisition.

Income Taxes
------------
The effective income tax rate for the first quarter was 29.8 percent, compared with 35.9 percent for the first quarter of 1997. 1998's rate was affected by NS' equity in the after-tax earnings of Conrail. Excluding equity in earnings of Conrail from pretax income, the effective rate was
35.9 percent.

Discontinued Operations
-----------------------
First-quarter income from discontinued operations included a $98 million after-tax gain from the sale of NAVL that was consummated on March 28 (see
Note 4). Motor carrier operations produced a loss of $1 million for the period, compared with net income of $3 million last year.


FINANCIAL CONDITION AND LIQUIDITY
                                       March 31, 1998   December 31, 1997
                                       --------------   -----------------
                                                ($ in millions)
   Cash and short-term investments         $ 286             $ 159
   Working capital                         $ (19)            $  10
   Current assets to current liabilities     1.0               1.0
   Debt-to-total capitalization             57.2%             57.9%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover most of the cash outflows for dividends, debt repayments, and capital spending (see Consolidated Statement of Cash Flows on page 5). The increase in the cash source "Current liabilities other than debt" this year is principally due to interest accruals for debt issued to finance the Conrail acquisition. The small working capital deficit at March 31, 1998, is also attributable to that accrued interest, which is due in the second quarter. NS expects to issue additional commercial paper to fund some of the interest payments.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH USED FOR INVESTING ACTIVITIES in the first quarter of 1998 reflects the $200 million of proceeds from the sale of NAVL (see Note 4). The investment in Conrail expenditures in the first quarter of 1998 reflects payments for previously untendered Conrail shares. The first quarter of 1997 included the purchase of 8.2 million shares of Conrail stock (see
Note 3).

NS' commitment in prior years to an aggressive capital spending program should position it well to integrate Conrail operations into its system. Additional capital spending in the early years following closing of the transaction will be necessary to achieve a safe and efficient integration. New connections are required to integrate NS and Conrail routes. New terminals, improvements to existing terminals, new sidings and improvements to existing Conrail routes are required to handle anticipated increases in traffic. NS expects to make whatever investments in plant, equipment and facilities prove necessary. Following STB approval of the transaction, NS' ability to assess system needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first quarter of 1997 included proceeds from the sale of commercial paper to finance the acquisition of 8.2 million shares of Conrail stock. First-quarter 1998 debt repayments included a $28 million reduction in outstanding commercial paper.


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, NS adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (see Note 8).

During the first quarter of 1998, Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106," was issued. SFAS 132, which NS will adopt in its 1998 annual report, revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of liabilities associated with such plans. Adoption of SFAS 132 is not expected to have a material effect on NS' financial statements.

                        PART II.  OTHER INFORMATION
                       ----------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K was filed on January 13, 1998, reporting that NS had reached agreement with the investment firm of Clayton, Dubilier and Rice, Inc. on the sale of all of the common stock of NS' subsidiary, North American Van Lines, Inc. (NAVL).

             A report of Form 8-K was filed on March 30, 1998, reporting that NS had closed, effective March 28, 1998, the sale of NAVL.

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




Date:   May 12, 1998           /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:   May 12, 1998           /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules and
             regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or Section
             18 of the Securities Exchange Act of
             1934.)                                            20