Form 10-Q
period 1998-06-30
NORFOLK SOUTHERN CORP
filed 1998-08-11
CIK 702165

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1998

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1998
                -----                 --------------------------------

     Common Stock (par value $1.00)       378,950,693 (excluding
                                        21,627,902 shares held by
                                        registrant's consolidated
                                              subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX
                                  -----

                                                                  Page
                                                                  ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Six Months Ended
                   June 30, 1998 and 1997                          3-4

                   Consolidated Balance Sheets
                   June 30, 1998, and December 31, 1997              5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1998 and 1997         6-7

                   Notes to Consolidated Financial Statements     8-14

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 15-23

Part II. Other Information:

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                 24

         Item 6.   Exhibits and Reports on Form 8-K                 24

Signatures                                                          25

Index to Exhibits                                                   26

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)
                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                    1998      1997      1998      1997
                                  -------   -------   -------   -------
Railway operating revenues:
 Coal                              $  316    $  326    $  639    $  652
 General merchandise                  622       606     1,227     1,200
 Intermodal                           141       135       279       261
                                   ------    ------    ------    ------
       Total railway
         operating revenues         1,079     1,067     2,145     2,113
                                   ------    ------    ------    ------
Railway operating expenses:
 Compensation and benefits            365       352       761       714
 Materials, services and rents        206       176       396       345
 Depreciation                         109       104       216       207
 Diesel fuel                           45        55        93       118
 Casualties and other claims           22        25        52        54
 Other                                 39        34        83        73
                                   ------    ------    ------    ------
       Total railway
         operating expenses           786       746     1,601     1,511
                                   ------    ------    ------    ------
       Income from
         railway operations           293       321       544       602

Equity in earnings
 of Conrail (Note 3)                   50        23        82        23
Other income - net                     39        23        72        52
Interest expense on debt (Note 3)    (127)      (86)     (255)     (124)
Charge for credit
 facility costs (Note 3)               --        --        --       (77)
                                   ------    ------    ------    ------
       Income from continuing
         operations before
         income taxes                 255       281       443       476

Provision for income taxes             68        95       124       165
                                   ------    ------    ------    ------
       Income from
         continuing operations        187       186       319       311
                                   ------    ------    ------    ------
Discontinued operations (Note 4):
 Income (loss) from motor carrier
  operations, net of taxes             --         4        (1)        7
 Gain on sale of motor carrier,
  net of taxes                         --        --        98        --
                                   ------    ------    ------    ------
       Income from discontinued
         operations                    --         4        97         7
                                   ------    ------    ------    ------

       Net income                  $  187    $  190    $  416    $  318
                                   ======    ======    ======    ======

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)
                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                    1998      1997      1998      1997
                                  -------   -------   -------   -------
Per share amounts (Note 6):
 Income from continuing
  operations, basic                $ 0.49    $ 0.50    $ 0.84    $ 0.83
 Income from continuing
  operations,diluted                 0.48      0.49      0.83      0.82
 Net income, basic                   0.49      0.51      1.10      0.85
 Net income, diluted                 0.48      0.50      1.09      0.84

 Dividends                           0.20      0.20      0.40      0.40





See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)
                                                June 30,   December 31,
                                                  1998         1997
                                               ---------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    86       $    34
 Short-term investments                              99           125
 Accounts receivable - net                          535           552
 Materials and supplies                              61            58
 Deferred income taxes                               98           114
 Other current assets                                98           119
 Net assets of discontinued operations (Note 4)      --           101
                                                -------       -------
     Total current assets                           977         1,103

Investment in Conrail (Note 3)                    5,989         5,888
Other investments                                   370           333
Properties less accumulated depreciation         10,242         9,904
Other assets                                        168           122
                                                -------       -------
     TOTAL ASSETS                               $17,746       $17,350
                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    --       $    27
 Accounts payable                                   602           624
 Income and other taxes                             175           169
 Other current liabilities                          174           212
 Current maturities of long-term debt (Note 5)       64            61
                                                -------       -------
     Total current liabilities                    1,015         1,093

Long-term debt (Note 5)                           7,539         7,398
Other liabilities                                   916           885
Minority interests                                   48            49

Deferred income taxes                             2,468         2,480
                                                -------       -------
     TOTAL LIABILITIES                           11,986        11,905
                                                -------       -------
Stockholders' equity:
 Common stock $1.00 per share par value             401           399
 Additional paid-in capital                         287           241
 Retained income                                  5,092         4,826

 Less treasury stock at cost, 21,627,902 shares
  and 21,757,902 shares, respectively               (20)          (21)
                                                -------       -------
     TOTAL STOCKHOLDERS' EQUITY                   5,760         5,445
                                                -------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $17,746       $17,350
                                                =======       =======

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                       1998       1997
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  416      $  318
 Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                       222         212
     Deferred income taxes                                8          12
     Equity in earnings of Conrail (Note 3)             (82)        (23)
     Charge for credit facility costs (Note 3)           --          77
     Nonoperating gains and losses on properties
       and investments                                  (32)        (16)
     Income from discontinued operations                (97)         (7)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                             19         (43)
         Materials and supplies                          (3)         (2)
         Other current assets                            27          28
         Current liabilities other than debt              6          70
         Other - net                                    (30)        (24)
                                                     ------      ------
           Net cash provided by
            continuing operations                       454         602
           Net cash used for
            discontinued operations                      (2)         (4)
                                                     ------      ------
           Net cash provided by
             operating activities                       452         598

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                           (472)       (464)
 Property sales and other transactions                   31          43
 Investment in Conrail (Note 3)                         (33)     (5,654)
 Investments, including short-term                      (73)       (142)
 Investment sales and other transactions                 72         124
 Proceeds from sale of motor carrier (Note 4)           200          --
                                                     ------      ------
           Net cash used for investing activities      (275)     (6,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                             (151)       (150)
 Common stock issued - net                               28          16
 Commercial paper proceeds                              129       1,540
 Credit facility costs paid (Note 3)                     --         (72)
 Proceeds from long-term borrowings (Note 5)              4       4,243
 Debt repayments                                       (135)       (195)
                                                     ------      ------
           Net cash provided by (used for)
             financing activities                      (125)      5,382
                                                     ------      ------
           Net increase (decrease) in cash
             and cash equivalents                        52        (113)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                    34         207
                                                     ------      ------
 At end of period                                    $   86      $   94
                                                     ======      ======

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                       1998       1997
                                                     -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  258      $   93
   Income taxes                                      $   67      $  120

* Cash equivalents are highly liquid investments purchased three months or less from maturity.





See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 1998, and results of operations and cash flows for the six months ended June 30, 1998, and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Report on
   Form 10-Q.

2. Commitments and Contingencies

   There have been no significant changes since year-end 1997 in the matters discussed in NOTE 17, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1997, Notes to Consolidated Financial Statements, beginning on page 78.

3. Joint Acquisition of Conrail

   General
   -------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail Inc. (Conrail) stock tendered pursuant to their joint tender offer. Conrail's subsidiary, Consolidated Rail Corporation, is the major Class I railroad in the northeast United States with approximately 10,800 route miles. Conrail stock owned by NS and CSX was placed in a voting trust pending effectiveness of the Surface Transportation Board's (STB) approval of the control transaction. On July 23, 1998, the STB approved, with certain conditions, the NS/CSX joint application, and unless appealed, stayed or otherwise delayed, the decision will become effective August 22, 1998 (the "Control Date"). On the Control Date or immediately thereafter, NS and CSX may terminate the voting trust and will be authorized to implement the transactions contemplated in their June 10, 1997, agreement (the "Transaction Agreement"). In addition, individuals serving as directors of Conrail will resign, and NS and CSX will elect an equal number of directors to the Conrail Board of Directors.

   The Transaction Agreement and Post-Closing Operations
   -----------------------------------------------------
   The Transaction Agreement provides, among other things, that the railroads of NS and CSX (respectively, "NSR" and "CSXT") will:
   (1) separately operate portions of the routes and assets now owned and operated by Conrail (the "Allocated Assets"), pursuant to lease and operating agreements with two limited liability companies (Pennsylvania Lines LLC ("PRR") and New York Central Lines LLC ("NYC")), that will be wholly owned by Conrail, and (2) jointly

------    --------------------

3. Joint Acquisition of Conrail (continued)

   have access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). In addition, Conrail will continue to provide certain system support operations as agent for NS and CSX for a short period (all the foregoing, collectively, the "Transaction").

   The Closing Date, the date on which the Transaction will be consummated, is contingent upon, among other things, the continuing effectiveness of the STB's approval decision, attainment of necessary labor implementing agreements and a determination that integration can be accomplished safely and with a minimum of service disruptions. Closing is expected to occur by the end of this year or in the first quarter of 1999. After the Closing Date, NSR and CSXT also will (1) employ the majority of Conrail's work force, (2) be assigned all customer freight contracts, and (3) provide substantially all rail freight services on Conrail-owned lines.

   It is expected that Conrail's operations will continue substantially unchanged until the Closing Date. After closing, the PRR assets will be operated as an integral portion of the NSR system, at which time NS should begin to be able to realize many of the anticipated benefits of the transaction, which include traffic and revenue gains, as well as operating synergies; at that time, NS will begin to report rail operating revenues and expenses associated with those operations directly in its financial statements.

   NS will appoint all the directors of PRR, and CSX will appoint all the directors of NYC. The boards of directors for PRR and NYC will have control over the daily operations of these companies with certain key decisions, including all modifications and changes to the lease and operating agreements with NSR and CSXT, retained by the Conrail board. NS and CSX will continue to have their respective 58 percent and 42 percent economic interests in all of Conrail, including PRR and NYC.

   The operating agreements between NSR and PRR and between CSXT and NYC will have an initial 25-year period with two 10-year renewal periods, renewable at the option of NSR and CSXT, respectively.
   The amount of NSR's payments under its agreements with PRR will be significant. These payments, which will be set based upon the fair market rental values of the PRR assets at the time the agreements are entered into, will be adjusted every six years based upon an independent party's appraisal of these assets' rental values. All costs of operating and maintaining the PRR assets, including the risk of loss related to those assets, will be borne by NSR. NSR will also pay a portion of the costs to operate over the Shared Assets Areas, which is expected to be based on fair value and related usage.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   From time to time, NS and CSX may be requested to fund Conrail's cash requirements through capital contributions, loans, or advances.

   Accounting Treatment
   --------------------
   NS has a 58 percent economic and 50 percent voting interest in the entity that owns Conrail. The equity method of accounting has been applied to NS' investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." As a result, NS' Consolidated Balance Sheet includes a $5,989 million "Investment in Conrail" consisting of: (1) $5,794 million representing NS' share of the cost of acquiring Conrail stock, including fees and other costs of the purchase, and (2) $195 million for NS' equity in the undistributed earnings of Conrail through June 30, 1998, which is net of $73 million of amortization of the difference between NS' investment in Conrail and the underlying equity in net assets. NS is amortizing the difference between the purchase price for its investment in Conrail and its equity in the underlying assets of Conrail based on: (1) initial estimates of the fair value of Conrail's property and equipment and their remaining useful lives, (2) the fair values of other Conrail assets and liabilities, and (3) the related deferred tax effect of the bases differences.

   NS' financial statements include the effects of its 58 percent economic interest in Conrail since completion of the NS/CSX joint acquisition of Conrail stock on May 23, 1997. The Consolidated Statements of Income for the three months and six months ended
   June 30, 1998 and 1997, include several Conrail-related items.
   NS' equity in Conrail's earnings is recorded as nonoperating income and represents NS' portion of Conrail's net income, including items considered in purchase accounting, and amortization of the difference between NS' investment in Conrail and the underlying equity in net assets, net of taxes. Expenses associated with the acquisition of Conrail stock, primarily interest expense on debt and credit facility costs, including the $77 million charge incurred in the first quarter of 1997, are recorded as nonoperating expenses. Integration costs are included in railway operating expenses.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   The following summary financial information for Conrail for its fiscal periods ended June 30, 1998 and 1997, and at December 31, 1997, as provided by Conrail's management, should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1997 filed with the Securities and Exchange Commission (SEC) and Consolidated Rail Corporation's latest Annual Report on Form 10-K and all its subsequent Quarterly Reports on Form 10-Q filed with the SEC.

   Summarized Consolidated Statements of Income - Conrail
   ------------------------------------------------------
                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                                 1998      1997      1998      1997
                               --------  --------  --------  --------
                                        ($ in millions)
                                          (Unaudited)

   Operating revenues          $   983   $   937   $ 1,910   $ 1,843
   Operating expenses              777     1,168     1,544     1,958
                               -------   -------   -------   -------
      Operating income (loss)      206      (231)      366      (115)
   Other-net                       (20)      (21)      (43)      (38)
                               -------   -------   -------   -------
      Income (loss) before
       income taxes                186      (252)      323      (153)
   Provision for income taxes       71        22       123        60
                               -------   -------   -------   -------
      Net income (loss)        $   115   $  (274)   $  200   $  (213)
                               =======   =======   =======   =======

   Conrail's operating expenses for the three months and six months ended June 30, 1997, included the following: (1) a $221 million charge in conjunction with the termination of the Conrail ESOP, and
   (2) $173 million ($142 million after taxes) for merger-related stock compensation and severance benefits that NS treated as a cost of the acquisition of Conrail stock.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   Summarized Consolidated Balance Sheets - Conrail
   ------------------------------------------------
                                           June 30,     December 31,
                                             1998           1997
                                         ------------   ------------
                                               ($ in millions)
                                                 (Unaudited)
   Assets
      Current assets                       $    911       $    954
      Noncurrent assets                       7,671          7,530
                                           --------       --------
        Total assets                       $  8,582       $  8,484
                                           ========       ========
   Liabilities and stockholders' equity
      Current liabilities                  $  1,167       $  1,208
      Noncurrent liabilities                  3,935          4,111
      Stockholders' equity                    3,480          3,165
                                           --------       --------
        Total liabilities and
          stockholders' equity             $  8,582       $  8,484
                                           ========       ========

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

   NAVL's revenues were $207 million in the first quarter of 1998, $237 million in the second quarter of 1997, and $441 million for the first six months of 1997. These amounts are not included in revenues in the accompanying income statements. Loss from motor carrier operations was $1 million in the first quarter of 1998; income from these operations was $4 million, or $0.01 per share, in the second quarter of 1997, and $7 million, or $0.02 per share, for the first six months of 1997.

------    --------------------

5. Capital Lease Obligations

   During the first six months of 1998 and 1997, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36 percent and
   6.70 percent for the leases entered into in 1998, and 6.83 percent and 7.40 percent for those entered into in 1997. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

6. Earnings Per Share

   The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:
                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                1998       1997        1998       1997
                               ------     ------      ------     ------
                                             (In millions)
   Weighted-average shares
    outstanding                 378.8      376.5       378.3      376.1

   Dilutive effect of
    outstanding options and
    performance share units
    (as determined by the
    application of the
    treasury stock method)        2.7        3.3         2.9        3.3
                                -----      -----       -----      -----

   Diluted weighted-average
    shares outstanding          381.5      379.8       381.2      379.4
                                =====      =====       =====      =====

   There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

------    --------------------

7. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court was filed and denied. A petition is expected to be filed requesting that the U.S. Supreme Court consider the case, but there can be no assurance that the petition will be granted. Management continues to believe that NS ultimately should incur no loss as a result of this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.

8. Comprehensive Income

   Effective January 1, 1998, NS adopted Statement of Financial
   Accounting Standards No. 130, "Reporting Comprehensive Income."
   This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in an annual financial statement displayed with the same prominence as other annual financial statements.  Condensed financial statements of interim periods are to include a total for comprehensive income.  NS' total comprehensive income was as follows:
                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  1998       1997       1998        1997
                                  ----       ----       ----        ----
                                             ($ in millions)
   Net income                     $187       $190       $416       $318

   Other comprehensive income       --         13          1          1
                                  ----       ----       ----       ----
      Total comprehensive income  $187       $203       $417       $319
                                  ====       ====       ====       ====

   For NS, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities.
   Accumulated other comprehensive income included in retained earnings was $6 million as of June 30, 1998, and $5 million as of December 31, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter of 1998 was $187 million, a decrease of $3 million, or 2 percent, compared with the second quarter of 1997. Net income for the first six months of 1998 was $416 million, an increase of $98 million, or 31 percent, compared with the same period last year. The improvement was attributable to a $98 million after-tax gain in the first quarter from the sale of NS' motor carrier subsidiary, North American Van Lines, Inc. (NAVL), which is included in "Income from discontinued operations" (see Note 4). Second-quarter income from continuing operations was $187 million, an increase of $1 million, or 1 percent, and for the first six months was $319 million, up $8 million, or 3 percent. Included in both years' results were several Conrail-related items, primarily interest expense on the $5.8 billion of debt incurred to finance the acquisition, integration costs included in railway operating expenses, NS' equity in the earnings of Conrail, and the first-quarter 1997 pretax charge of $77 million for credit facility costs. These items reduced second-quarter 1998 and 1997 net income and income from continuing operations by $37 million and $10 million, respectively, and for the first six months, by $87 million and $62 million. Absent the Conrail-related items, income from continuing operations would have been $224 million in the second quarter, up $28 million, or 14 percent, and would have been $406 million for the first six months, up $33 million, or 9 percent. For both periods, higher nonoperating income and a lower effective tax rate more than offset lower income from railway operations.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1,079 million, up
$12 million, or 1 percent, compared with last year.  For the first six months, railway operating revenues were $2,145 million, up $32 million, or 2 percent.  As shown in the table below, the improvements were due entirely to higher traffic volume.
                                 Second Quarter      First Six Months
                                  1998 vs. 1997        1998 vs. 1997
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                           ($ in millions)
     Traffic volume (carloads)      $  39                 $  86
     Revenue per unit                 (27)                  (54)
                                    -----                 -----
                                    $  12                 $  32
                                    =====                 =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                            Revenues
                           ------------------------------------------
                             Second Quarter          Six Months
                            1998       1997        1998       1997
                           -------    -------     -------    -------
                                        ($ in millions)
Coal                       $  316      $  326     $  639      $  652

Chemicals                     145         150        291         297
Automotive                    145         132        283         256
Paper/clay/forest             139         134        276         269
Metals/construction            98          95        189         184
Agr./govt./consumer            95          95        188         194
                           ------      ------     ------      ------
   General merchandise        622         606      1,227       1,200

Intermodal                    141         135        279         261
                           ------      ------     ------      ------
   Total                   $1,079      $1,067     $2,145      $2,113
                           ======      ======     ======      ======

                                            Carloads
                           ------------------------------------------
                             Second Quarter          Six Months
                            1998       1997        1998       1997
                           -------    -------     -------    -------
                                         (in thousands)
Coal                          327         328        658         655

Chemicals                     102         102        204         203
Automotive                    127          97        243         189
Paper/clay/forest             117         114        233         229
Metals/construction            97          99        185         186
Agr./govt./consumer            86          89        175         180
                           ------      ------     ------      ------
   General merchandise        529         501      1,040         987

Intermodal                    375         373        742         715
                           ------      ------     ------      ------
   Total                    1,231       1,202      2,440       2,357
                           ======      ======     ======      ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Second-quarter coal revenues were 3 percent below last year and were 2 percent lower for the first six months, reflecting a change in the mix of traffic: increased utility coal shipments (especially new shorter-haul business) and decreased export and domestic metallurgical coal shipments. Total tonnage handled for both periods increased 2 percent over last year as gains in utility and coke traffic more than offset declines in export volume and domestic metallurgical traffic. Utility tonnage increased 13 percent in the second quarter and 11 percent for the first six months. Traffic in both periods benefited from new shorter-haul (lower average revenue) business. Increased shipments to replenish utilities' unusually low stockpiles and to meet demand while several nuclear facilities were down for maintenance also contributed to the second-quarter increase. Export tonnage decreased 13 percent in the second quarter and 9 percent for the first six months, principally due to the strong dollar. Domestic metallurgical tonnage declined 14 percent for the quarter and 13 percent for the first six months, primarily due to the closure, as anticipated, of two large coking plants.

For the remainder of the year, this general traffic mix is expected to continue, with the result that coal revenues are likely to be slightly below last year's levels.

General Merchandise
-------------------
Second-quarter general merchandise revenues were 3 percent above last year and were 2 percent higher for the first six months. In both periods, the increases were principally due to higher automotive revenues, up 10 percent for the quarter and 11 percent for the first six months. Automotive revenues were lower than expected, however, mostly due to industrywide equipment shortages and the General Motors strike, which began in June. Automotive traffic is expected to increase in the last half of the year as the industry's service issues are resolved and mixing center activity increases. Paper/clay/forest revenues increased 3 percent for both the quarter and the first six months, primarily due to increased demand for paper. Metals and construction revenues increased
3 percent for both the quarter and the first six months, due to increased steel demand, mitigated by decreased aluminum, scrap and aggregates shipments. Agriculture/ government/consumer revenues were unchanged in the quarter, but were down 3 percent for the first six months. Increased world production and decreased demand because of the state of the Asian economy contributed to depressed prices and reduced shipments. Chemicals revenues decreased 3 percent for the quarter and 2 percent for the first six months, mostly due to

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

lower chloral-alkali, sulfur and miscellaneous chemicals shipments. Some chemicals traffic has been diverted to trucks and barges due to rail service problems in the West, resulting in less received traffic, which customarily represents about half of NS' chemicals revenue.

General merchandise traffic is expected to post moderate gains for the remainder of the year, supported by growing mixing center traffic and continued progress in resolving equipment shortages and in overcoming Western rail service problems.

Intermodal
----------
Second-quarter intermodal revenues were 4 percent above last year and 7 percent higher for the first six months, due to increased container and RoadRailer (RT) revenues that more than offset decreased trailer revenues. In the second quarter, a decline in rail domestic container traffic, resulting from increased truck competition driven by truckload over-capacity and lower fuel prices, offset much of an increase in international container traffic. The international container market appears to have crested as retailers are purchasing goods ahead of the normal peak period to take advantage of the economic situation in Asia. International steamship lines have been at eastbound capacity throughout the second quarter.

Beginning in August, NS is implementing a redesign of its intermodal services in anticipation of the closing of the Conrail transaction (see "Joint Acquisition of Conrail," below and Note 3). The first phase of the initiative is expected to result in short-term volume declines compared with last year's levels, as train services are realigned. During the second phase, commencing on the Closing Date, the Conrail routes operated by NS will be added to the network. In the third phase, occurring 12-18 months after the Closing Date, additional intermodal services will be initiated. The redesign has the objective of optimizing the intermodal network to position NS to achieve the aggressive volume goals anticipated in the Conrail transaction.

For the remainder of the year, intermodal revenues are expected to be below last year's levels, due to the network redesign and an expected continuation of the market forces experienced in the second quarter.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were 5 percent higher than last year, and were 6 percent higher for the first six months. The increases were principally due to expenses related to higher carloadings, up 2 percent for the quarter and 4 percent for the first six months, increased compensation and benefits expenses, and Conrail integration costs.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The largest increases were in "Materials, services and rents," up
17 percent in the second quarter and 15 percent for the first six months. The principal reasons for the increases were: (1) higher equipment rents associated with the increase in automotive and intermodal traffic and the absence this year of income from rental of leased locomotives, (2) higher locomotive and freight car repair costs resulting from older units remaining in service in anticipation of increased traffic volumes that will result after the closing of the Conrail transaction, and (3) other Conrail-related integration expenses.

"Compensation and benefits" expense increased 4 percent in the second quarter and 7 percent for the first six months. Conrail integration costs had the most significant impact on labor costs.
In anticipation of higher traffic volumes after the Closing Date, NS began hiring and training additional train and engine employees in mid-1997. Also contributing to the increases were higher wage rates, new FRA train inspection requirements which increased labor expenses by more than $1 million per month, and a higher Railroad Unemployment Tax rate. For the quarter, these higher labor costs were mitigated by reduced stock-based compensation costs, reflecting the decline in NS' stock price that essentially reversed the expenses associated with the first-quarter increase. Both periods benefited from lower pension expenses attributable to favorable investment returns on pension plan assets.

"Other" expenses increased 15 percent in the second quarter and 14 percent for the first six months, primarily due to the effects of favorable adjustments last year for property taxes.

"Diesel fuel" expenses decreased 18 percent in the second quarter and were 21 percent lower for the first six months, due to the effect of a lower price per gallon, partially offset by higher consumption resulting from increased traffic.

The 1 percent increase in railway operating revenues, coupled with the 5 percent increase in railway operating expenses, produced a railway operating ratio of 72.8 percent in the second quarter, compared with 70.0 percent last year. Excluding Conrail-related items and the impact of lower stock-based compensation expenses, the ratio would have been 72.1 percent. For the first six months, the railway operating ratio was 74.6 percent, compared with 71.5 percent last year. Excluding Conrail-related items, the ratio would have been 72.3 percent. The railway operating ratio in 1998 has been adversely affected by the change in traffic mix related to growth in automotive and intermodal traffic, which includes some of NS' most

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

time-sensitive and resource-intensive business. This has resulted in more trains, increased handling costs (such as loading and unloading charges), and higher equipment rents. Furthermore, the change in the coal traffic mix contributed to the increases in the railway operating ratio.

Equity in Earnings of Conrail
-----------------------------
Conrail's second-quarter net income was $115 million. NS' portion, or 58 percent, of Conrail's net income, net of $17 million of amortization of the difference between NS' investment in Conrail and the underlying equity in net assets, was $50 million. For the first six months, Conrail's net income was $200 million, and NS' portion, net of amortization, was $82 million. The second quarter and first six months of 1997 reflected NS' 58 percent economic interest in Conrail beginning May 23 and its less than 10 percent ownership of Conrail stock from February 10 until May 23, 1997.

Other Income - Net
------------------
"Other income - net" was $16 million higher in the second quarter, and was $20 million higher for the first six months, compared with the same periods last year. Both increases were primarily due to higher gains on dispositions of property and investments and a favorable adjustment of interest accruals on possible federal income tax liabilities resulting from the settlement of the 1993 and 1994 tax-year audits.

Interest Expense on Debt
------------------------
"Interest expense on debt" increased significantly for the second quarter and first six months, compared with last year, a result of interest on the $5.8 billion of debt issued during the first six months of 1997 to finance NS' portion of the cost of the Conrail acquisition.

Income Taxes
------------
The effective income tax rate for the second quarter was
26.7 percent, compared with 33.8 percent for the second quarter of 1997. For the first six months, the effective rate was 28.0 percent, compared with 34.7 percent last year. Excluding NS' equity in Conrail's earnings from pretax income for both periods, the effective rate in the second quarter of 1998 was 33.2 percent, compared with
36.8 percent last year, and for the first six months was 34.3 percent in 1998, compared with 36.4 percent last year. The lower effective rates for both periods resulted from favorable adjustments to income tax expenses upon settlement of the 1993 and 1994 federal income tax audits.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Discontinued Operations
-----------------------
"Income from discontinued operations" for the first six months of 1998 included the $98 million after-tax gain from the sale of NAVL that was consummated on March 28 (see Note 4). Prior to the sale, motor carrier operations in 1998 produced a $1 million loss; in 1997, these operations produced income of $4 million in the second quarter and $7 million for the first six months.


FINANCIAL CONDITION AND LIQUIDITY
                                        June 30, 1998  December 31, 1997
                                        -------------  -----------------
                                                ($ in millions)
   Cash and short-term investments         $ 185            $159
   Working capital                         $ (38)           $ 10
   Current assets to current liabilities     1.0             1.0
   Debt to total capitalization             56.9%           57.9%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover the majority of the cash outflows for dividends, debt repayments, and capital spending (see Consolidated Statements of Cash Flows on page 6). The cash source arising from the change in "Accounts receivable" for the first six months of 1998, compared with cash use for the same period in 1997, was principally the result of a decrease in rail freight receivables this year, compared with an increase last year. The decrease in the cash source arising from the change in "Current liabilities other than debt" was primarily due to interest payments related to the term notes issued in May 1997 to finance a portion of NS' share of the Conrail acquisition. The small working capital deficit at June 30, 1998, was attributable to accrued interest on those notes, which is due in the fourth quarter. NS expects to issue additional commercial paper to fund some of those interest payments.

CASH USED FOR INVESTING ACTIVITIES for the first six months of 1998 reflected the $200 million of proceeds in the first quarter from the sale of NAVL (see Note 4). The "Investment in Conrail" for the first six months of 1998 included payments for previously untendered Conrail shares and direct costs relating to the acquisition.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS' commitment in prior years to a large capital spending program should position it well to integrate Conrail operations into its system. Additional capital spending in the early years following the Closing Date will be necessary to achieve a safe and efficient integration. For instance, new connections are required to integrate NS and Conrail routes; new terminals, improvements to existing terminals, new sidings, and improvements to existing Conrail routes are required to handle anticipated increases in traffic. NS expects to make whatever investments in plant, equipment and facilities prove necessary. Following the Control Date, NS' ability to assess the integrated system's needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first six months of 1997 included proceeds from the sale of commercial paper to finance NS' portion of the acquisition of Conrail. "Debt repayments" included reductions in outstanding commercial paper of $109 million in 1998 and $175 million in 1997.


JOINT ACQUISITION OF CONRAIL

On July 23, 1998, the STB approved, with certain conditions, the NS/CSX joint application for control of Conrail Inc. (Conrail), which is expected to become effective August 22, 1998 (see Note 3). In connection with ultimate implementation of these STB-approved transactions, Conrail commenced on August 4 soliciting consents for amendments to and waivers of various provisions of the indentures and of the leases relating to certain of Conrail's outstanding obligations.

Closing is expected to occur by the end of this year or in the first quarter of 1999. The Closing Date marks the point at which Norfolk Southern Railway actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS to begin to realize many of the anticipated benefits of this transaction.

The Closing Date and realization of these benefits are dependent upon, among other things: (1) the successful integration of NS' portion of Conrail's system into its railroad system, and (2) successful coordination of operations within the Shared Assets Areas. NS is working diligently to minimize service disruptions and smoothly integrate its portion of Conrail's system into its own. A failure by NS or CSX to successfully integrate their respective portions of Conrail, including information technology systems, could have a substantial impact on NS' financial position, results of operations, or liquidity.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

YEAR 2000 COMPLIANCE

In October of 1995, NS initiated a project to review and modify, as necessary, its computer applications and hardware and other equipment for Year-2000 compliance. NS expects to have all its systems and equipment assessed, remedied and tested by mid-1999. In addition, NS has initiated formal communications with institutions involved in its business, including other railroads, significant suppliers, large customers and financial institutions to determine the extent to which NS may be vulnerable to third parties' failures to remedy their own potential Year-2000 problems.

NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance effort. Incremental costs through June 30, 1998, which were expensed, were less than $10 million, and total incremental costs are expected to be less than $25 million. Failure to achieve Year-2000 compliance--by NS, other railroads, its suppliers, and its customers--could negatively affect NS' ability to conduct business for an extended period. Management believes that NS will be successful in its Year-2000 conversion; however, there can be no assurance that other companies on which NS' systems and operations rely will be converted on a timely basis, and such failure could have a material effect on NS' financial position, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENT

During the second quarter of 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, which NS expects to adopt in the first quarter of 2000, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In addition, SFAS 133 establishes accounting standards for hedging activities. Adoption of SFAS 133 is not expected to have a material effect on NS' financial position, results of operations, or liquidity.

                       PART II.  OTHER INFORMATION
                      ----------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 14, 1998, at which meeting three directors were elected to the class whose term will expire in 2001, one director was elected to the class whose term will expire in 1999, and the appointment of independent public accountants was ratified.

        The four nominees for directors, who were uncontested, were elected by the following vote:


                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     L. E. Coleman            324,372,128 votes        4,121,047 votes
     Landon Hilliard          324,543,779 votes        3,949,396 votes
     Jane Margaret O'Brien    324,257,564 votes        4,235,611 votes


                              ONE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     T. Marshall Hahn, Jr.    324,205,244 votes        4,287,931 votes


        The appointment of KPMG Peat Marwick, LLP, independent public accountants, was ratified by the following vote:

     FOR:  326,458,570 shares              AGAINST:  1,138,121 shares

                         ABSTAINED:  896,484 shares


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




Date:   August 11, 1998        /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:   August 11, 1998        /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                            INDEX TO EXHIBITS
                            -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule                            27
             (This exhibit is required to be
             submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or
             Section 18 of the Securities Exchange
             Act of 1934).