Form 10-Q
period 1998-09-30
NORFOLK SOUTHERN CORP
filed 1998-11-13
CIK 702165

PAGE 1

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1998

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                Class                 Outstanding as of October 31, 1998
                -----                 ----------------------------------

     Common Stock (par value $1.00)    379,210,597 (excluding
                                       21,627,902 shares held by
                                       registrant's consolidated
                                       subsidiaries)

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                  INDEX
                                  -----

                                                                  Page
                                                                  ----
Part  I. Financial Information:

         Item 1. Consolidated Statements of Income
                 Three Months and Nine Months Ended
                 September 30, 1998 and 1997                       3-4

                 Consolidated Balance Sheets
                 September 30, 1998, and December 31, 1997           5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1998 and 1997     6-7

                 Notes to Consolidated Financial Statements       8-16

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   17-27

Part II. Other Information:

         Item 6. Exhibits and Reports on Form 8-K                   28

Signatures                                                          29

Index to Exhibits                                                   30

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)
                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                   1998      1997      1998      1997
                                  ------    ------    ------    ------
Railway operating revenues:
 Coal                              $  321    $  325    $  960    $  977
 General merchandise                  597       581     1,824     1,781
 Intermodal                           130       142       409       403
                                   ------    ------    ------    ------
       Total railway operating
        revenues                    1,048     1,048     3,193     3,161
                                   ------    ------    ------    ------
Railway operating expenses:
 Compensation and benefits            370       351     1,131     1,065
 Materials, services and rents        206       173       602       518
 Depreciation                         112       107       328       314
 Diesel fuel                           41        51       134       169
 Casualties and other claims           21        31        73        85
 Other                                 40        38       123       111
                                   ------    ------    ------    ------
       Total railway operating
        expenses                      790       751     2,391     2,262
                                   ------    ------    ------    ------
       Income from railway
        operations                    258       297       802       899

Equity in earnings of Conrail
 (Note 3)                              53        42       135        65
Other income - net                     19        25        91        77
Interest expense on debt (Note 3)    (129)     (132)     (384)     (256)
Charge for credit facility costs
 (Note 3)                              --        --        --       (77)
                                   ------    ------    ------    ------
       Income from continuing
        operations before income
        taxes                         201       232       644       708

Provision for income taxes             50        63       174       228
                                   ------    ------    ------    ------
       Income from continuing
        operations                    151       169       470       480
                                   ------    ------    ------    ------
Discontinued operations (Note 4):
 Income (loss) from motor
  carrier operations, net of
  taxes                                --        10        (1)       17
 Gain on sale of motor carrier,
  net of taxes                          7        --       105        --
                                   ------    ------    ------    ------
       Income from discontinued
        operations                      7        10       104        17
                                   ------    ------    ------    ------

       Net income                  $  158    $  179    $  574    $  497
                                   ======    ======    ======    ======

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)
                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                    1998      1997      1998      1997
                                  -------   -------   -------   -------
Per share amounts (Note 6):
 Income from continuing
  operations, basic                $ 0.40    $ 0.44    $ 1.24    $ 1.27
 Income from continuing
  operations, diluted                0.40      0.44      1.23      1.26
 Net income, basic                   0.42      0.47      1.52      1.32
 Net income, diluted                 0.42      0.47      1.51      1.31

 Dividends                           0.20      0.20      0.60      0.60





See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)
                                               September 30, December 31,
                                                   1998          1997
                                               ------------- ------------
Assets
Current assets:
 Cash and cash equivalents                      $   107       $    34
 Short-term investments                              84           125
 Accounts receivable - net                          544           552
 Materials and supplies                              57            58
 Deferred income taxes                              124           114
 Other current assets                                87           119
 Net assets of discontinued operations (Note 4)      --           101
                                                -------       -------
     Total current assets                         1,003         1,103

Investment in Conrail (Note 3)                    6,151         5,888
Other investments                                   378           333
Properties less accumulated depreciation         10,328         9,904
Other assets                                        156           122
                                                -------       -------
     Total assets                               $18,016       $17,350
                                                =======       =======
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt                                $    --       $    27
 Accounts payable                                   613           624
 Income and other taxes                             166           169
 Other current liabilities (Note 3)                 290           212
 Current maturities of long-term debt (Note 5)       67            61
                                                -------       -------
     Total current liabilities                    1,136         1,093

Long-term debt (Note 5)                           7,508         7,398
Other liabilities (Note 3)                        1,008           885
Minority interests                                   49            49

Deferred income taxes                             2,473         2,480
                                                -------       -------
     Total liabilities                           12,174        11,905
                                                -------       -------
Stockholders' equity:
 Common stock $1.00 per share par value             401           399
 Additional paid-in capital                         288           241
 Retained income                                  5,173         4,826

 Less treasury stock at cost,
  21,627,902 shares and 21,757,902 shares,
  respectively                                      (20)          (21)
                                                -------       -------
     Total stockholders' equity                   5,842         5,445
                                                -------       -------
     Total liabilities and stockholders'
      equity                                    $18,016       $17,350
                                                =======       =======
See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                       1998      1997
                                                      ------    ------
Cash flows from operating activities:
 Net income                                          $  574     $  497
 Reconciliation of net income to net cash
  provided by operating activities:
    Depreciation                                        337        322
    Deferred income taxes                                51         48
    Equity in earnings of Conrail (Note 3)             (135)       (65)
    Charge for credit facility costs (Note 3)            --         77
    Nonoperating gains and losses on properties
      and investments                                   (41)       (27)
    Income from discontinued operations                (104)       (17)
    Changes in assets and liabilities affecting
      operations:
       Accounts receivable                                9        (45)
       Materials and supplies                            --          3
       Other current assets                              34         40
       Current liabilities other than debt               67        132
       Other - net                                      (31)       (36)
                                                     ------     ------
         Net cash provided by continuing
          operations                                    761        929
         Net cash used for discontinued
          operations                                     (2)       (12)
                                                     ------     ------
         Net cash provided by operating activities      759        917

Cash flows from investing activities:
 Property additions (Note 5)                           (685)      (678)
 Property sales and other transactions                   59         56
 Investment in Conrail (Note 3)                         (38)    (5,728)
 Investments, including short-term                     (108)      (166)
 Investment sales and other transactions                108        144
 Proceeds from sale of motor carrier (Note 4)           207         --
                                                     ------     ------
         Net cash used for investing activities        (457)    (6,372)

Cash flows from financing activities:
 Dividends                                             (227)      (226)
 Common stock issued - net                               29         22
 Commercial paper proceeds                              129      1,540
 Credit facility costs paid (Note 3)                     --        (72)
 Proceeds from long-term borrowings (Note 5)              4      4,242
 Debt repayments                                       (164)      (229)
                                                     ------     ------
         Net cash provided by (used for)
          financing activities                         (229)     5,277
                                                     ------     ------
         Net increase (decrease) in cash and
          cash equivalents                               73       (178)

Cash and cash equivalents:*
 At beginning of year                                    34        207
                                                     ------     ------
 At end of period                                    $  107     $   29
                                                     ======     ======

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                      ------     ------
Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  323      $  159
   Income taxes                                      $   78      $  155

* Cash equivalents are highly liquid investments purchased three months or less from maturity.





See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of September 30, 1998, and results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent
   Quarterly Reports on Form 10-Q.

2. Commitments and Contingencies

   There have been no significant changes since year-end 1997 in the matters discussed in Note 17, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1997, Notes to Consolidated Financial Statements, beginning on page 78.

3. Joint Acquisition of Conrail

   BACKGROUND AND OVERVIEW

   On April 8, 1997, NS and CSX Corporation (CSX) agreed to jointly acquire Conrail Inc. (Conrail), the owner of Consolidated Rail
   Corporation, the major Class I railroad in the Northeast that operates approximately 10,800 route miles.

   On May 23, 1997, NS and CSX, through a jointly owned entity, completed the acquisition of tendered Conrail stock which they placed in a voting trust pending the issuance and effectiveness of the Surface Transportation Board's (STB) written decision approving their joint application to control Conrail. NS has a 58 percent economic and 50 percent voting interest in the jointly owned entity.

   On June 17, 1997, NS and CSX executed the Transaction Agreement, dated as of June 10, 1997, which generally outlines the methods of governing and operating Conrail and its subsidiaries when they became subject to NS' and CSX's joint control.

   On August 22, 1998, the STB's written decision approving the control application became effective (the "Control Date"). As a result, NS and CSX: (1) have dissolved the voting trust, and
   (2) are authorized, among other things, to implement the Transactions contemplated in the Transaction Agreement. A new Conrail Board of Directors was elected which consists of an equal number of NS-appointed and CSX-appointed directors.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   It is expected that Conrail's operations will continue substantially unchanged until NS and CSX commence operating the respective properties that will be leased to them, which now is anticipated to occur in the first quarter of 1999 (the "Closing Date"). NS personnel are making plans on the basis of a March 1 Closing Date. However, closing continues to be subject to a number of contingencies, including attainment of necessary labor implementing agreements and a determination that all necessary systems are in place and that implementation can be accomplished safely and with a minimum of service disruptions, any one of which might postpone the Closing Date and the realization of benefits NS expects to derive from the Transaction. After the Closing Date, NS and CSX will provide substantially all rail freight services on Conrail's route system, be assigned the responsibility to perform all customer freight contracts, and employ the majority of Conrail's work force. From time to time, NS and CSX, as the indirect owners of Conrail, may be required to fund Conrail's cash requirements through capital contributions, loans, or advances.

   THE TRANSACTION AGREEMENT AND OPERATING AGREEMENTS

   The Transaction Agreement provides, among other things, that after the Closing Date, the railroads of NS and CSX (Norfolk Southern Railway Co. [NSR] and CSX Transportation, Inc. [CSXT], respectively) will: (1) separately operate, pursuant to operating and lease agreements with two limited liability companies (Pennsylvania Lines LLC [PRR] and New York Central Lines LLC [NYC]) that will be wholly owned by Conrail, portions of the routes and assets now owned and operated by Conrail (the "Allocated Assets"), and (2) jointly have access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). Conrail will continue to provide certain system support operations for the benefit of itself, NSR, and CSXT. All pre-existing Conrail obligations, including environmental liabilities, will remain Conrail (or, in some cases, PRR or NYC) obligations.

   The Operating Agreement between NSR and PRR, which governs all non-equipment assets to be used by NSR, will have an initial 25-year term, renewable at the option of NSR for two 10-year terms; payments under that agreement will be fair market rental values that are subject to adjustment every six years to reflect changes in such values. NSR also will lease from PRR a number of equipment assets at fair market rentals. NS' payments to PRR under the Operating Agreement and lease agreements will be significant in amount. In addition, all costs necessary to operate the PRR assets will be borne by NSR.

   CSXT will enter into an Operating Agreement and lease agreements with NYC that contain terms and conditions identical to those in the comparable agreements between NSR and PRR, and it will bear all costs necessary to operate the NYC assets.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   NSR will also pay a portion of the costs (CSXT will pay the remainder) to operate over the Shared Assets Areas, which will be based on fair value and percentage usage.

   Many employees of Conrail will be employed by NS or NSR, and, in some cases, relocated at NS' or NSR's cost. Some Conrail employees not hired by either NS or CSX will remain at Conrail and perform services in the Shared Assets Areas or carry out general corporate functions. Other Conrail employees will be separated from service, after a transition period, and will be entitled to contractually or STB-imposed severance benefits. The Transaction Agreement provides that: (1) separation costs related to Conrail's nonunion employees are to be borne by Conrail, and (2) separation costs related to Conrail's union employees are to be borne primarily by either NSR or CSXT.

   NS will direct the appointment of the directors of PRR, and CSX will direct the appointment of the directors of NYC. It is expected that the directors of PRR and NYC will have control over the daily operations of these companies, but certain key decisions, including all modifications and changes to the Operating Agreements, must be made by the Conrail board. By virtue of their indirect ownership of Conrail, NS and CSX will each have an indirect economic interest of 58 percent and 42 percent, respectively, in both PRR and NYC.

   ACCOUNTING TREATMENT

   Investment in Conrail
   ---------------------
   NS is applying the equity method of accounting to its investment in Conrail in accordance with APB No. 18, "The Equity Method of
   Accounting for Investments in Common Stock."  In August 1998, the
   effective date of the STB decision, NS' investment in Conrail exceeded its 58 percent of Conrail's net equity by $4.1 billion.
   This excess has been allocated to the fair values of Conrail's assets and liabilities, using the principles of purchase
   accounting, as follows:

       Property, equipment, and
         investments in railroads                       $ 6,514
       Other assets, principally pension and
         other employee benefit plans and trusts            274
       Debt revaluation and other liabilities               (85)
       Deferred taxes                                    (2,579)
                                                        -------
            Total                                       $ 4,124
                                                        =======

   NS is amortizing the excess of its investment in Conrail over its 58 percent interest in Conrail's net equity based principally on the estimated remaining useful lives of Conrail's property and

------    --------------------

3. Joint Acquisition of Conrail (continued)

   equipment, net of the related deferred tax effect of the differences in tax and accounting bases for certain assets. At September 30, 1998, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $4.1 billion, and the related amortization amounted to $18 million quarterly. NS' investment in Conrail includes
   $165 million ($101 million after taxes) of costs that will be paid by NS. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the Transaction, and (2) costs to relocate Conrail employees. Most of NS' costs are expected to be paid in the two years following the Closing Date, and $60 million of such are classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period. Conrail's underlying net equity reflects liabilities recognized by Conrail primarily for separations of nonunion employees and change-in-control obligations. In 1997 and 1998, Conrail recorded $550 million of after-tax charges for these liabilities (see "Conrail Summary Financial Information," below).

   These liabilities are based on preliminary estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These liability estimates, along with the fair value allocation, may be modified as more information becomes available, as Management's integration plans evolve, and as labor implementing agreements are negotiated. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, amounts ultimately included in the allocation could differ from the original estimate; however, any such differences are not now expected to be material to NS' financial position, results of operations, or liquidity. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS employees and for disposing of NS facilities will be charged to operating expense.

   Income and Pro Forma Effects
   ----------------------------
   Since May 23, 1997 (the date on which NS and CSX completed their joint acquisition of Conrail stock), NS' financial statements have reflected its 58 percent economic interest in Conrail, using the equity method of accounting. NS' Consolidated Statements of Income for the three months and nine months ended September 30, 1998 and 1997, include several Conrail-related items. Increasing NS' income over these periods is its equity in the earnings of Conrail, net of amortization, adjusted for the effects of certain

------    --------------------

3. Joint Acquisition of Conrail (continued)

   transactions related to the acquisition and control of Conrail by NS and CSX. Decreasing NS' income over the same periods are principally: (1) interest expense on debt issued to finance NS' share of the joint acquisition of Conrail stock, (2) credit facility costs, including a $77 million charge expensed in the first quarter of 1997 related to a previous attempt to acquire 100 percent of Conrail, and (3) integration expenses to date (which have been included in "Railway operating expenses").

   Had NS acquired its investment in Conrail on January 1, 1997, NS' net income and diluted earnings per share for the nine-month period ended September 30, 1997, would have been $447 million and $1.18, respectively. These pro forma results reflect only the application of the equity method of accounting and specific financing costs, as previously discussed. They do not reflect any costs of operating PRR's assets, or any synergies expected to result from NS' operation of PRR's assets and having access to the Shared Assets Areas. Accordingly, such results do not include or otherwise take into account any potential increase in NS' revenue or operating income, estimated cost savings, effects of increased competition in the Northeast, or future integration costs. The effects of the foregoing will be substantial. As a result, this unaudited pro forma information is not, and is not intended to be, indicative of the results of operations after the Closing Date. Following Closing and commencement of operations over lines leased from PRR and in the Shared Assets Areas, NS will begin to report rail operating revenues and expenses associated with these leased assets in its financial statements.

   SUMMARY FINANCIAL INFORMATION - CONRAIL

   The following summary financial information was provided by Conrail's Management and should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1997 filed with the Securities and Exchange Commission.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   Summarized Consolidated Statements Of Income - Conrail
   ------------------------------------------------------
                               Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                 1998      1997      1998      1997
                               --------  --------  --------  --------
                                        ($ in millions)
                                          (Unaudited)
   Operating revenues          $   976   $   944   $ 2,886   $ 2,787
   Operating expenses            1,058       726     2,602     2,684
                               -------   -------   -------   -------
     Operating income              (82)      218       284       103
   Other-net                       (23)      (21)      (66)      (59)
                               -------   -------   -------   -------
     Income (loss)
      before income taxes         (105)      197       218        44
   Provision (benefit) for
    income taxes                   (40)       96        83       155
                               -------   -------   -------   -------
     Net income (loss)         $   (65)  $   101   $   135   $  (111)
                               =======   =======   =======   =======

   This Conrail financial information includes the effects of the following transactions that related to the acquisition and control of Conrail by NS and CSX, and accordingly, were excluded in determining NS' equity in Conrail's net income. Conrail's operating expenses for 1998 include a $187 million after-tax charge for the following: (1) $105 million for estimated nonunion severance obligations, and (2) $82 million of other charges and reserves. Conrail's operating expenses for 1997 included the following: (1) a $221 million (no related tax effect) charge in conjunction with the termination of the Conrail ESOP, and (2) a $142 million after-tax charge for Transaction-related stock compensation costs and change-in-control benefits.

------    --------------------

3. Joint Acquisition of Conrail (continued)

   Summarized Consolidated Balance Sheets - Conrail
   ------------------------------------------------
                                         September 30,  December 31,
                                             1998           1997
                                         -------------  ------------
                                               ($ in millions)
                                                 (Unaudited)
   Assets
      Current assets                       $    889       $    954
      Noncurrent assets                       7,832          7,530
                                           --------       --------
        Total assets                       $  8,721       $  8,484
                                           ========       ========
   Liabilities and stockholders' equity
      Current liabilities                  $  1,262       $  1,208
      Noncurrent liabilities                  3,954          4,111
      Stockholders' equity                    3,505          3,165
                                           --------       --------
        Total liabilities and
         stockholders' equity              $  8,721       $  8,484
                                           ========       ========

4. Discontinued Operations - Motor Carrier

   On January 12, 1998, NS announced an agreement to sell all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL). Accordingly, NAVL's results of operations, financial position, and cash flows are presented as "Discontinued operations" in the accompanying financial statements.

   On March 28, 1998, NS closed the sale of NAVL for $200 million in cash and recorded an $83 million pretax ($98 million, or $0.26 per share, after-tax) gain. In the third quarter of 1998, NS recorded an additional $7 million (or $0.02 per share) gain resulting from negotiation of a purchase price adjustment. The total gain on sale was $105 million, or $0.28 per share. The higher after-tax gain was the result of differences between book and tax bases and the realization of deferred tax benefits.

   NAVL's revenues were $207 million in the first quarter of 1998, $279 million in the third quarter of 1997, and $720 million for the first nine months of 1997. These amounts are not included in revenues in the accompanying income statements. Loss from motor carrier operations was $1 million in the first quarter of 1998; income from these operations was $10 million, or $0.03 per share, in the third quarter of 1997, and $17 million, or $0.05 per share, for the first nine months of 1997.

------    --------------------

5. Capital Lease Obligations

   During 1998 and 1997, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36 percent and 6.70 percent for the leases entered into in 1998, and
   6.83 percent and 7.40 percent for those entered into in 1997.
   All were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

6. Earnings Per Share

   The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share.
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1998        1997       1998       1997
                               ------      ------     ------     ------
                                             (In millions)
   Weighted-average shares
    outstanding                 379.0       377.0      378.6      376.4
   Dilutive effect of
    outstanding options and
    performance share units
    (as determined by the
    application of the
    treasury stock method)        2.1         4.2        2.6        3.5
                                -----       -----      -----      -----
   Diluted weighted-average
    shares outstanding          381.1       381.2      381.2      379.9
                                =====       =====      =====      =====

   There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

------    --------------------

7. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court was filed and denied. A petition has been filed requesting that the U.S. Supreme Court consider the case, but there can be no assurance that the petition will be granted. Management continues to believe that NS ultimately should incur no loss as a result of this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.

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
                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1998        1997       1998       1997
                               ------      ------     ------     ------
                                             ($ in millions)
   Net income                   $ 158       $ 179      $ 574      $ 497

   Other comprehensive income      (1)          2         --          3
                                -----       -----      -----      -----
     Total comprehensive
      income                    $ 157       $ 181      $ 574      $ 500
                                =====       =====      =====      =====

   For NS, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income included in "Retained income" was $5 million as of September 30, 1998, and $5 million as of December 31, 1997.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

Net Income
----------
Net income for the third quarter of 1998 was $158 million, a decrease of $21 million, or 12 percent, compared with the third quarter of 1997. Net income for the first nine months of 1998 was $574 million, an increase of $77 million, or 15 percent. This increase was attributable to a $105 million after-tax gain from the sale of NS' motor carrier subsidiary, North American Van Lines, Inc.
(NAVL), which is included in "Income from discontinued operations" (see Note 4). Income from continuing operations was $151 million in the third quarter, down $18 million, or 11 percent, and was $470 million for the first nine months, down $10 million, or 2 percent, compared with the same periods last year. Included in both years' results were several Conrail-related items, primarily interest expense on the $5.8 billion of debt incurred to finance the acquisition of Conrail stock, integration costs included in railway operating expenses, NS' equity in the earnings of Conrail, and the first-quarter 1997 pretax charge of $77 million for credit facility costs. These items reduced third-quarter 1998 and 1997 net income and income from continuing operations by $35 million and $25 million, respectively, and for the first nine months, by $122 million and $87 million. Absent the Conrail-related items, income from continuing operations would have been $186 million in the third quarter, down $8 million, or 4 percent, and would have been $592 million for the first nine months, up $25 million, or 4 percent. The improvement for the first nine months was principally due to nonoperating items that more than offset lower income from railway operations.

Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1,048 million, unchanged from last year, and for the first nine months were $3,193 million, up $32 million, or 1 percent. As shown in the table below, the year-to-date improvement was due to higher traffic volume that more than offset lower revenue per unit.

                                  Third Quarter      First Nine Months
                                  1998 vs. 1997        1998 vs. 1997
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume                 $  26                $ 113
     Revenue per unit                 (26)                 (81)
                                    -----                -----
                                    $  --                $  32
                                    =====                =====

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Revenues and carloads for the commodity groups were as follows:
                                            Revenues
                            ----------------------------------------
                             Third Quarter           Nine Months
                            1998       1997        1998       1997
                            ----       ----        ----       ----
                                        ($ in millions)

Coal                       $  321     $  325      $  960     $  977

Chemicals                     145        144         436        441
Automotive                    129        112         412        368
Paper/clay/forest             133        138         409        407
Metals/construction            97         93         286        277
Agr./govt./consumer            93         94         281        288
                           ------     ------      ------     ------
   General merchandise        597        581       1,824      1,781

Intermodal                    130        142         409        403
                           ------     ------      ------     ------
   Total                   $1,048     $1,048      $3,193     $3,161
                           ======     ======      ======     ======


                                            Carloads
                            ----------------------------------------
                             Third Quarter           Nine Months
                            1998       1997        1998       1997
                            ----       ----        ----       ----
                                         (in thousands)

Coal                          336         333        994        988

Chemicals                     100         101        304        304
Automotive                    111          81        354        270
Paper/clay/forest             111         116        344        345
Metals/construction            99          96        284        282
Agr./govt./consumer            86          87        261        267
                           ------      ------     ------     ------
   General merchandise        507         481      1,547      1,468

Intermodal                    350         380      1,092      1,095
                           ------      ------     ------     ------
   Total                    1,193       1,194      3,633      3,551
                           ======      ======     ======     ======

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Coal
----
Third-quarter coal revenues were 1 percent below last year and were 2 percent lower for the first nine months, despite increased shipments, reflecting a change in the mix of traffic. Utility coal shipments (especially shorter-haul business) increased while export and domestic metallurgical coal shipments decreased. Although total carloads increased only 1 percent in both periods, total tonnage handled increased 3 percent in the third quarter and 2 percent for the first nine months. Utility tonnage increased 14 percent in the quarter and 12 percent for the first nine months. Traffic in both periods benefited from new shorter-haul (lower average revenues) business and increased coal-fired electricity generation in NS' service territory. Export tonnage decreased 17 percent in the third quarter and 11 percent for the first nine months, principally due to lower demand resulting from the strong dollar. Domestic metallurgical tonnage declined 14 percent in the quarter and 13 percent for the first nine months, primarily due to the closure, as anticipated, of two large coking plants and decreased demand for domestic steel.

Fourth-quarter coal revenues are expected to be below those of last year, due to continued softness in the export and domestic metallurgical coal markets.

General Merchandise
-------------------
Third-quarter general merchandise revenues were 3 percent above last year and were 2 percent higher for the first nine months. In both periods, the increases were principally due to higher automotive revenues, up 15 percent for the quarter and 12 percent for the first nine months, mostly due to mixing center traffic. Increased automotive parts traffic through NS' just-in-time rail facilities also contributed to the improvements. Automotive revenues were lower than expected, however, largely due to industrywide equipment shortages and truck diversions. The number of vehicles handled through the new mixing centers fell short of projections, hampered by the equipment shortages, Western service problems, and truck diversions. As these issues are resolved, the centers should begin to realize the expected volume levels. Metals/construction revenues increased 4 percent in the third quarter and 3 percent for the first nine months. Although steel production had been at record levels in the first quarter, it declined in the third quarter due to lower-priced imports. However, this was mitigated by increased shipments in the third quarter resulting from new mini-mill facilities and highway construction activity. Paper/clay/forest revenues decreased 4 percent in the third quarter, but increased slightly for the first nine months. The decrease for the quarter was due to softness in world markets for paper, kaolin clay, and wood products.

Fourth-quarter general merchandise revenues are expected to continue to be slightly ahead of last year, supported by growing automotive mixing center traffic and continued progress in resolving equipment shortages and overcoming Western rail service problems.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Intermodal
----------
Third-quarter intermodal revenues were 8 percent below last year, but were 1 percent higher for the first nine months. The decline in the quarter was principally due to decreased trailer traffic volume, a result of the redesign of NS' intermodal services begun in August. For the first nine months, increased container and RoadRailer (RT) revenues more than offset the effects of lower trailer traffic volume.

In August, NS implemented a redesign of its intermodal services in anticipation of the closing of the Conrail Transaction (see "Joint Acquisition of Conrail," below and Note 3). The redesign is expected to improve on-time performance and eliminate complexity, thereby positioning NS to achieve the volume goals anticipated in the Conrail Transaction.

Fourth-quarter intermodal revenues are expected to be below those of last year, principally due to the network redesign.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $790 million, up
$39 million, or 5 percent, compared with last year. For the first nine months, railway operating expenses were $2,391 million, up $129 million, or 6 percent. The increases were principally the result of Conrail integration costs, higher wage rates, and costs associated with the automotive mixing centers.

The largest increases were in "Materials, services and rents," up
19 percent in the third quarter and 16 percent for the first nine months. The principal reasons for the increases were: (1) Conrail-related integration expenses, (2) higher equipment rents and mixing center costs associated with increased automotive traffic volume, and (3) the absence this year of rents from locomotives and freight cars that had been leased to other railroads in 1997. Higher locomotive repair costs also contributed to the increase in the first nine months, but were not significant in the quarter.

"Compensation and benefits" expense increased 5 percent in the third quarter and 6 percent for the first nine months. The increases resulted from: (1) Conrail-related integration costs, (2) higher wage rates, including an increase in the maximum potential BLE bonus from 5 percent to 10 percent of wages, and (3) new FRA train inspection requirements that increased labor expenses by more than $1 million per month. These increases were mitigated by reduced stock-based compensation costs and lower pension expense.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

"Other" expenses increased 5 percent in the third quarter and 11 percent for the first nine months, largely due to the effects of favorable adjustments last year for property and sales and use taxes.

"Diesel fuel" expenses decreased 20 percent in the third quarter and 21 percent for the first nine months; the favorable effects of a lower price per gallon were partially offset by higher consumption.

"Casualties and other claims" expenses decreased 32 percent in the third quarter and 14 percent for the first nine months, due to favorable experience in environmental claims combined with lower personal injury expense.

The railway operating ratio was 75.4 percent in the third quarter, compared with 71.6 percent last year. Excluding Conrail-related integration costs, the railway operating ratio in the third quarter would have been 72.1 percent. For the first nine months, the railway operating ratio was 74.9 percent, compared with 71.6 percent last year. Excluding Conrail-related integration costs, the year-to-date railway operating ratio would have been 72.2 percent. The railway operating ratio in 1998 has been adversely affected by a change in traffic mix related to growth in automotive traffic coupled with the change in the coal traffic mix. Automotive traffic includes some of NS' most time-sensitive and resource-intensive business, requiring more trains, increased handling costs (such as loading and unloading charges), and higher equipment rents.

Equity in Earnings of Conrail
-----------------------------
Conrail's net income, adjusted for the effects of certain charges related to the acquisition and control of Conrail by NS and CSX, was $122 million in the third quarter and $322 million for the first nine months (see "Joint Acquisition of Conrail," below). NS' portion, or 58 percent, of Conrail's adjusted net income, net of amortization of the difference between NS' investment in Conrail and the underlying equity in net assets, was $53 million for the quarter and $135 million for the first nine months of 1998. Comparable data for the first nine months of 1997 reflected NS' 58 percent economic interest in Conrail beginning May 23 and its less-than-10-percent ownership of Conrail stock from February 10 until May 23, 1997.

Other Income - Net
------------------
"Other income - net" was $6 million lower in the third quarter, but was $14 million higher for the first nine months. The decrease for the quarter was due to a variety of small items, while the increase for the first nine months was principally due to higher gains on dispositions of property and investments.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Interest Expense on Debt
------------------------
"Interest expense on debt" decreased slightly in the third quarter, but increased significantly for the first nine months, a result of interest expense on the $5.8 billion of debt issued, to finance NS' portion of the cost of the Conrail acquisition.

Income Taxes
------------
The effective income tax rate for the third quarter was
24.9 percent, compared with 27.2 percent in 1997. For the first nine months, the effective rate was 27.0 percent, compared with
32.2 percent last year. Excluding NS' equity in Conrail's earnings from pretax income for both periods, the effective rate in this third quarter was 33.8 percent, compared with 33.2 percent last year, and for the first nine months was 34.2 percent, compared with
35.5 percent last year. In both years, the effective rate for the quarter benefited from favorable adjustments of accrued liabilities for state income taxes. The lower effective rate for the first nine months resulted from favorable adjustments to income tax expenses upon settlement of the 1993 and 1994 federal income tax audits.

Discontinued Operations
-----------------------
"Income from discontinued operations" for the third quarter includes $7 million of additional after-tax gain from the sale of NAVL, resulting from negotiation of a purchase price adjustment, making the total after-tax gain $105 million. Prior to the sale, which was consummated on March 28, 1998 (see Note 4), motor carrier operations in 1998 produced a $1 million loss; in 1997, these operations produced income of $10 million in the third quarter and $17 million for the first nine months.

FINANCIAL CONDITION AND LIQUIDITY
                                 September 30, 1998  December 31, 1997
                                 ------------------  -----------------
                                               ($ in millions)

   Cash and short-term
    investments                          $  191             $  159
   Working capital                       $ (133)            $   10
   Current assets to current
    liabilities                             0.9                1.0
   Debt to total capitalization           56.5%              57.9%

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity and was sufficient to cover the majority of the cash outflows for dividends, debt repayments, and capital spending (see Consolidated Statements of Cash Flows on page 6). The cash source arising from the change in "Accounts receivable" for the first nine months of 1998, compared with the same period in 1997, was principally the result of a decrease in rail freight receivables this year. The decrease in the cash source arising from the change in "Current liabilities other than debt" was primarily due to interest payments related to the term notes issued in May 1997 to finance a portion of NS' share of the Conrail acquisition. The working capital deficit at September 30, 1998, compared with a small surplus at December 31, 1997, was attributable to accrued interest, due in the fourth quarter, on those notes. NS expects to issue additional commercial paper to fund some of those interest payments.

CASH USED FOR INVESTING ACTIVITIES for the first nine months of 1998 reflected the $207 million of proceeds ($200 million in the first quarter and $7 million in the third quarter) from the sale of NAVL (see Note 4). The "Investment in Conrail" for the first nine months of 1998 included payments for previously untendered Conrail shares and direct costs associated with the acquisition of its stock.

NS expects to make whatever investments in plant, equipment, and facilities prove necessary to integrate Conrail operations into its system. Additional significant capital spending in the early years following the Closing Date will be necessary to achieve a safe and efficient integration. For instance, new connections are required to integrate NS and Conrail routes; and new terminals, improvements to existing terminals, new sidings, and improvements to existing Conrail routes are required to handle anticipated increases in traffic. As integration plans continue to evolve, NS' ability to assess system needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first nine months of 1997 included proceeds from the sale of commercial paper and term notes to finance NS' portion of the acquisition of Conrail stock. "Debt repayments" included reductions in outstanding commercial paper of $110 million in 1998 and $181 million in 1997.


JOINT ACQUISITION OF CONRAIL

NS and CSX, through a jointly owned entity, control Conrail (see
Note 3). NS will begin providing rail freight services on portions of Conrail's route system after the Closing Date. Closing now is expected to occur in the first quarter of 1999. NS personnel are making plans on the basis of a March 1 Closing Date. However, closing continues to be subject to a number of contingencies, including attainment of necessary labor implementing agreements and

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

a determination that all necessary systems are in place and that implementation can be accomplished safely and with a minimum of service disruptions, any one of which might postpone the Closing Date and the realization of benefits NS expects to derive from the Transaction.

NS has completed or has out for ratification labor implementing agreements with all but four of the organizations that represent Conrail's unionized work force. Binding arbitration has been invoked with the remaining organizations with which pre-closing agreements are being sought.

NS plans to implement its own information technology systems in the portion of Conrail's routes and assets it will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS' systems. Most of this programming is completed, and testing has begun. Moreover, in the Shared Assets Areas, many of Conrail's existing systems will continue to be used and, therefore, must be able to work with both NS' and CSX's systems and be made Year-2000 compliant (see also the discussion on page 26 concerning Conrail's Year-2000 compliance).

The Closing Date marks the point at which NSR actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS to begin to realize many of the anticipated benefits of the Transaction. Realization of these benefits is dependent upon, among other things: (1) the successful integration of NS' portion of Conrail's system into its railroad system, (2) successful coordination of operations within the Shared Assets Areas, and
(3) successful coordination of NSR's (and CSXT's) operations with the Shared Assets Areas' operations. A failure by NS or CSX to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS' financial position, results of operations, or liquidity.


CONRAIL'S RESULTS OF OPERATIONS

Conrail incurred a net loss of $65 million for the third quarter of 1998 as compared with net income of $101 million for the third quarter of 1997. Net income for the first nine months of 1998 was $135 million as compared with a net loss of $111 million in the first nine months of 1997. The results for the third quarter and first nine months of 1998 included a charge of $302 million ($187 million after income taxes), primarily for severance benefits covering certain nonunion employees as well as adjustments for certain other assets and liabilities. The first nine months of 1997 included a $221 million ESOP termination charge (no related income

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------


tax effect) and $173 million ($142 million after income taxes) of merger-related stock compensation and executive severance costs. Without the above-mentioned charges, Conrail's net income would have been $122 million for the third quarter of 1998, and $322 million and $252 million for the first nine months of 1998 and 1997, respectively.

Conrail operating revenues increased $32 million, or 3 percent, and $99 million, or 4 percent, for the three and nine months ended
September 30, 1998, respectively, compared with the same periods in 1997. Traffic volume increases of 4 percent and 5 percent, respectively, were primarily responsible for the revenue improvements.

Conrail operating expenses, excluding the aforementioned charges, increased $30 million for the third quarter, and $10 million for the first nine months of 1998, as compared with the same periods in 1997. Increases in merger-related costs, such as information technology expenses and employee retention bonuses, as well as the effects of higher traffic volume in 1998 were primarily responsible for the increases, which were partially offset by lower fuel prices and reductions in both the number and costs associated with employee injuries.


YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS has engaged outside consultants and independent contractors to assist with its Year-2000 project.
The progress of the project is reviewed regularly by NS' senior management and by the Board's Audit Committee. The project is organized with respect to NS' three principal technology areas: mainframe systems, nonmainframe systems, and enterprise applications (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS expects to have all business-critical systems remediated, tested, and implemented by mid-1999.

State of Readiness
------------------
For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages, and test plans for systems testing are being developed. Systems testing is now expected to begin in November 1998 and to be completed in May 1999, but requires use of the same resources needed for testing related to the Conrail Transaction (see "Joint Acquisition of Conrail," above). Implementation for systems successfully tested is expected to begin in November 1998 and to be completed by June 1999.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

For nonmainframe and enterprise systems, assessment is underway and is now expected to be completed by December 1998 for most systems. Remediation of some systems has begun, and completion for all systems is expected by April 1999. Testing and implementation will follow with expected completion for business-critical systems by mid-year 1999.

NS also has initiated formal communications with third parties having a substantial relationship to its business, including other railroads, significant suppliers, larger customers, and financial institutions, to determine the extent to which NS may be vulnerable to such third parties' failures to achieve Year-2000 compliance. Thus far, NS has no information that indicates that a significant third party may be unable to provide goods or services or to request NS' services because of Year-2000 issues.

Cost
----
NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS' in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through September 30, 1998, which were expensed, are immaterial to NS' results of operations. Total costs are expected to be approximately $25 million.

Contingency Plans
-----------------
In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. Although NS presently has no specific Year-2000 contingency plan in place, once assessments are completed for all systems, contingency plans for business-critical systems will be developed where warranted.

Conrail
-------
As a part of its preparations for the integration of its railroad system with a portion of Conrail's system, NS is working with Conrail and CSX to ensure that Conrail's computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems will be replaced by NS and CSX systems after the Closing Date, and such replacement is expected to be accomplished six months after the Closing Date. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has underway a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in June 1999.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Risks
-----
Failure to achieve Year-2000 compliance -- by NS, other railroads, its principal suppliers and customers, and certain financial institutions with which it has relationships -- could negatively affect NS' ability to conduct business for an extended period. Management believes that NS will be successful in its Year-2000 compliance effort; however, there can be no assurance that all NS information technology systems and components will be fully Year-2000 compliant; in addition, other companies on which NS' systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS' financial position, results of operations, or liquidity.


MARKET RISK RELATIVE TO JAPAN

As disclosed in NS' 1997 Annual Report on Form 10-K, some of NS' capital lease obligations are payable in Japanese yen, and NS hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. One of the banks holding yen deposits was placed under special public management, essentially temporary nationalization, in accordance with a new law in Japan addressing the revitalization of its financial system. The government, through the Bank of Japan, has indicated its intention to fully protect all of the bank's liabilities, including deposits.


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the amount, realization, and timing of benefits expected to result from consummation of the Conrail Transaction. Moreover, some sections of this report contain statements that expressly refer to or are conditioned on the realization or satisfaction of certain described contingencies; all such statements should be evaluated in the context in which they appear and in light of both the stated related assumptions or contingencies and of the more general caveat set forth under this caption.

                       PART II.  OTHER INFORMATION
                      ----------------------------
              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K was filed on July 29, 1998, reporting that on July 23, 1998, the Surface Transportation Board (STB) had issued its written decision, to become effective August 22, 1998, approving the joint application of NS and CSX Corporation (CSX) to control Conrail Inc.

             A report on Form 8-K was filed on August 24, 1998, reporting that the decision of the STB had become effective on August 22, 1998, and, accordingly, that the voting trust that held the Conrail stock purchased by NS and CSX had been terminated, the persons serving as directors of Conrail had resigned, and new directors had been elected.

             A report on Form 8-K was filed on September 2, 1998, reporting that effective September 1, 1998, Norfolk and Western Railway Company was merged with and into its parent Norfolk Southern Railway Company, NS' wholly owned rail subsidiary.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORFOLK SOUTHERN CORPORATION
                               ----------------------------------
                                           (Registrant)




Date: November 13, 1998        /s/ Dezora M. Martin
      -----------------        ----------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date: November 13, 1998        /s/ John P. Rathbone
      -----------------        ----------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer)
                               (Signature)

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                            Index to Exhibits
                            -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule                            31
             (This exhibit is required to be
             submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or
             Section 18 of the Securities Exchange
             Act of 1934).