Form 10-K405
period 1998-12-31
NORFOLK SOUTHERN CORP
filed 1999-03-24
CIK 702165

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                       ---------------------------

                              FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                 to
                                   ---------------    ----------------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
 ---------------------------------------------------------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

    The aggregate market value of the voting stock held by nonaffiliates as of February 26, 1999: $10,656,426,108.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999: 379,739,015 (excluding 21,627,904 shares held by registrant's consolidated subsidiaries).

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 1, 1999), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           Item                                                Page
           ----                                                ----

Part I       1.  Business                                        4

             2.  Properties                                      4

             3.  Legal Proceedings                              17

             4.  Submission of Matters to a Vote of Security
                  Holders                                       17

                 Executive Officers of the Registrant           18

Part II      5.  Market for Registrant's Common Stock and
                  Related Stockholder Matters                   23

             6.  Selected Financial Data                        24

             7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                    31

            7A.  Quantitative and Qualitative Disclosures
                  about Market Risk                             51

             8.  Financial Statements and Supplementary Data    52

             9.  Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                    84

Part III    10.  Directors and Executive Officers of the
                  Registrant                                    85

            11.  Executive Compensation                         85

            12.  Security Ownership of Certain Beneficial
                  Owners and Management                         85

            13.  Certain Relationships and Related
                  Transactions                                  85

Part IV     14.  Exhibits, Financial Statement Schedule,
                  and Reports on Form 8-K                       86

                 Index to Consolidated Financial Statement
                  Schedule                                      86

Power of Attorney                                               91

Signatures                                                      91

Exhibit Index                                                   95

                                 PART I

Item 1.   Business.
------    --------

      and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Corporation (Norfolk Southern) was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia. On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company
(NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission (ICC) (now the Surface Transportation Board [STB]).

          Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway).
Effective Sept. 1, 1998, NW was merged with and into Norfolk Southern Railway. As of Dec. 31, 1998, all the common stock of Norfolk Southern Railway and 16.1 percent of its voting preferred stock (resulting in 94.8 percent voting control) was owned directly by Norfolk Southern.

          On March 28, 1998, Norfolk Southern closed the sale of its motor carrier company, North American Van Lines, Inc. (NAVL) (see "Discontinued Operations" on page 42 and Note 3 on page 66). NAVL's results of operations, financial position, and cash flows are presented as "Discontinued operations" in the accompanying financial statements.

          Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

          JOINT ACQUISITION OF CONRAIL INC. - During 1997, NS and CSX Corporation (CSX) completed the acquisition of Conrail Inc., the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast. Norfolk Southern Railway will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999 (see "Joint Acquisition of Conrail" on page 44 and Note 2 on page 62). Implementation of the Conrail transaction will expand NS' railroads' service area considerably, adding approximately 7,200 route-miles through an operating agreement, and giving them access to most of the major ports on the East Coast, to New York City and the Northeast, and to the Midwest. In addition, the equipment fleet will be augmented by approximately 1,100 locomotives, 27,200 freight cars, and 1,200 intermodal containers that Norfolk Southern Railway will lease from a Conrail subsidiary on the Closing Date.

          CONTINUING OPERATIONS:

          RAILROAD OPERATIONS - As of Dec. 31, 1998, NS' railroads operated approximately 14,400 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia, and in the Province of Ontario, Canada. Of this total, 12,115 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, its railroads operate 10,780 miles of passing, industrial, yard, and side tracks.

          NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately 330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both Norfolk Southern and the North Carolina Railroad Company (NCRR), the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting where the agreement had been approved and enjoined the parties from performing under the extension agreement. NCRR has suits pending against Norfolk Southern and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases, and at the STB to seek the establishment of terms and conditions of NS' railroads' continued use and the compensation therefor. NS' railroads presently are operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS' consolidated financial statements.

          NS' railroads carry raw materials, intermediate products, and finished goods primarily in the Southeast and Midwest, and to and from the rest of the United States and parts of Canada. They also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida. Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

          The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah, and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with the Florida East Coast Railway allows NS' railroads to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach, and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky, and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia, and Kentucky, to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga, and Atlanta); and Washington, D.C./Hagerstown, Maryland, to New Orleans (via Atlanta and Birmingham).

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans, and St. Louis are major gateways for interterritorial system traffic.

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

          TRIPLE CROWN OPERATIONS - Until April 1993, NS' intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered Trademark hereinafter abbreviated
RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name, and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of NS and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC. The revenues of TCSC since April 1, 1993, have not been consolidated with the results of NS; however, beginning with the Closing Date (see "Joint Acquisition of Conrail" on page 44), NS expects to gain control of TCSC, and, therefore, include TCSC's results in its consolidated financial statements. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via Conrail. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York.

          RAILWAY OPERATING REVENUES - NS' total railway operating
revenues were $4.2 billion in 1998.  Revenue, shipments, and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:
                                   Year Ended December 31,
Principal Sources of    ------------------------------------------
Railway Operating
Revenues                1998      1997      1996     1995     1994
--------------------    ----      ----      ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)
COAL
  Revenues              $1,252   $1,301    $1,305   $1,268   $1,290
   % of total revenues      30%      31%       32%      32%      33%
  Shipments              1,310    1,324     1,310    1,267    1,274
   % of total shipments     27%      28%       29%      29%      30%
  Revenue Yield         $  956   $  983    $  996   $1,001   $1,013

CHEMICALS
  Revenues              $  574   $  585    $  560   $  541   $  538
   % of total revenues      13%      14%       14%      14%      14%
  Shipments                401      405       385      374      376
   % of total shipments      8%       8%        8%       8%       9%
  Revenue Yield         $1,431   $1,446    $1,456   $1,447   $1,433

AUTOMOTIVE
  Revenues              $  566   $  492    $ 489    $  449   $  429
   % of total revenues      13%      11%      12%       11%      11%
  Shipments                487      361      354       328      317
   % of total shipments     10%       8%       8%        7%       7%
  Revenue Yield         $1,162   $1,364    $1,379   $1,368   $1,352

PAPER/CLAY/FOREST
  Revenues              $  534   $  539    $  513    $ 537   $  522
   % of total revenues      13%      13%       12%      13%      13%
  Shipments                445      457       438      459      464
   % of total shipments      9%       9%       10%      10%      11%
  Revenue Yield         $1,200   $1,178    $1,171   $1,170   $1,124

AGRI./CONSUMER/GOVT.
  Revenues              $  383   $  391    $  393   $  394   $  380
   % of total revenues       9%       9%        9%      10%      10%
  Shipments                355      366       376      391      383
   % of total shipments      8%       8%        8%       9%       9%
  Revenue Yield         $1,079   $1,065    $1,045   $1,007   $  992

METALS/CONSTRUCTION
  Revenues              $  373   $  368    $  354   $  349   $  330
   % of total revenues       9%       9%        9%       8%       8%
  Shipments                372      374       359      367      366
   % of total shipments      8%       8%        8%       8%       8%
  Revenue Yield         $1,003   $  985    $  986   $  951   $  902

                                   Year Ended December 31,
Principal Sources of    ------------------------------------------
Railway Operating
Revenues                1998      1997      1996     1995     1994
--------------------    ----      ----      ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)
INTERMODAL
(Trailers, Containers,
 and RoadRailers)
  Revenues              $  539   $  547    $ 487    $  474   $  429
   % of total revenues      13%      13%      12%       12%      11%
  Shipments              1,443    1,472    1,331     1,263    1,127
   % of total shipments     30%      31%      29%       29%      26%
  Revenue Yield         $  374   $  372    $ 366    $  376   $  380

Total Railway Operating
   Revenues             $4,221   $4,223    $4,101   $4,012   $3,918
Total Railway Shipments  4,813    4,759     4,553    4,449    4,307
Railway Revenue Yield   $  877   $  887    $ 901    $  902   $  910


Note: Revenues previously reported as "other railway revenues" (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

       Shipments include general merchandise and coal rail carloads, and intermodal rail and RoadRailer(RT) units.

          COAL TRAFFIC - Coal, coke, and iron ore -- most of which is bituminous coal -- is NS' railroads' principal commodity group. They originated 119 million tons of coal, coke, and iron ore in 1998 and handled a total of 134 million tons. Originated tonnage and total tons handled remained stable compared with 1997. Revenues from coal, coke, and iron ore account for about 30 percent of NS' total railway operating revenues.

          The following table shows total coal, coke, and iron ore tonnage originated on line, received from connections, and handled for the past five years:

                     Tons of Coal, Coke, and Iron Ore (Millions)
                     --------------------------------------------

                      1998    1997      1996      1995      1994
                      ----    ----      ----      ----      ----
     Originated       119     119       117       114       115
     Received          15      15        13        11        11
                      ---     ---       ---       ---       ---
     Handled          134     134       130       125       126
                      ===     ===       ===       ===       ===

          Of the 119 million tons of coal, coke, and iron ore originated on NS' railroads' lines in 1998, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia              41
          Virginia                   34
          Kentucky                   27
          Indiana                     7
          Alabama                     5
          Illinois                    3
          Tennessee                   1
          Other                       1
                                    ---
                                    119
                                    ===

          Of the 134 million tons handled, approximately 25 million moved for export, principally through NS' pier facilities at Norfolk (Lamberts Point), Virginia; 18 million moved to domestic and Canadian steel industries; 83 million of steam coal moved to electric utilities; and 8 million moved to other industrial and miscellaneous users.

          NS' railroads moved 6 million tons of originated coal, coke, and iron ore to various docks on the Ohio River, and 5 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1998 was 39 million tons. Of this total, 69 percent, or 27 million tons (including coastwise traffic), moved through Lamberts Point, a 16 percent decrease, compared with the 32 million tons handled in 1997.

          The quantities of NS export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------
             1998      1997      1996      1995      1994
             ----      ----      ----      ----      ----
              24        28        26        25        24

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis."

          Merchandise Traffic - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: chemicals; automotive; paper, clay, and forest products; agriculture, consumer products, and government; and metals and construction. Total merchandise revenues in 1998 were $3.0 billion, a 2 percent increase, compared with 1997. Merchandise carloads and intermodal units handled in 1998 were 3.50 million, compared with 3.43 million handled in 1997, an increase of 2 percent.

          In 1998, 113 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS, originated on line. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

          Revenues in only two of the six market groups comprising merchandise traffic improved in 1998. The only large gain was in the automotive group, up $74 million.

          See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years:

                                     Year Ended December 31,
                            ----------------------------------------
                            1998     1997     1996     1995    1994
                            ----     ----     ----     ----    ----
Revenue ton miles
 (billions)                 133      136      130       127      122
Freight train miles
 traveled (millions)        53.0     49.7     49.4     48.5     46.0
Revenue per ton mile     $0.0316  $0.0311  $0.0316  $0.0317  $0.0320
Revenue tons per train     2,517    2,732    2,625    2,611    2,655
Revenue ton miles
 per man-hour worked       2,635    2,905    2,764    2,679    2,579
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         75.1%    71.3%    71.6%    73.5%    73.4%

          FREIGHT RATES - In 1998, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1998, NS' railroads were found by the STB to be "revenue adequate" based on results for the year 1997. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

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

          After the Closing Date (see "Joint Acquisition of Conrail" on page 44), Norfolk Southern Railway will operate that portion of Conrail's routes and assets allocated to Conrail's wholly owned subsidiary, Pennsylvania Lines LLC. As a result, Norfolk Southern Railway will provide freight service over lines with significant ongoing Amtrak and commuter passenger operations, and will conduct freight operations over some trackage owned by Amtrak or by commuter entities.

          NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas, and timberlands, the development of commercial real estate, and the leasing or sale of rail property and equipment. In 1998, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

          RAILWAY PROPERTY:

          EQUIPMENT - As of Dec. 31, 1998, NS owned or leased the following units of equipment:

                                Number of Units
                         ----------------------------      Capacity
                         Owned*     Leased      Total    of Equipment
                         -----      ------      -----    ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,094         0        2,094     6,798,350
  Switching                 110         0          110       162,300
  Auxiliary units            60         0           60             0
                         ------    ------       ------     ---------
    Total locomotives     2,264         0        2,264     6,960,650
                         ======    ======       ======     =========

Freight Cars:                                                (Tons)
  Hopper                 20,668     1,302       21,970     2,306,342
  Box                    19,047       758       19,805     1,559,165
  Covered Hopper         12,154     2,231       14,385     1,568,234
  Gondola                28,236     1,053       29,289     3,150,884
  Flat                    4,250       858        5,108       383,976
  Caboose                   197         0          197             0
  Other                   1,027         0        1,027        75,234
                         ------    ------       ------     ---------
    Total freight cars   85,579     6,202       91,781     9,043,835
                         ======    ======       ======     =========

Other:
  Work equipment          6,275         3        6,278
  Vehicles                3,546         0        3,546
  Highway trailers
   and containers         1,901     2,548        4,449
  RoadRailers(RT)           329         0          329
  Miscellaneous           1,495     1,798        3,293
                         ------    ------       ------
    Total other          13,546     4,349       17,895
                         ======    ======       ======


* Includes equipment leased to outside parties and equipment subject to equipment trusts, condition sale agreements, and capitalized leases.

          The following table indicates the number and year of purchase for locomotives and freight cars owned at Dec. 31, 1998:

                                    Year Built
              -------------------------------------------------------
                                            1988- 1982- 1981 &
              1998  1997  1996  1995  1994  1993  1987  Before  Total
              ----  ----  ----  ----  ----  ----  ----  ------  -----
Locomotives:
  Number of
    units      116  120  119    125   25    288    396   1,075   2,264
  Percent of
    fleet        5    5    5      6    1     13     17      48     100%

Freight cars:
  Number of
    units    1,105  531  787  1,036  780  6,595  2,599  72,146  85,579
  Percent of
    fleet        1    1    1      1    1      8      3      84     100%

          The average age of the freight car fleet at Dec. 31, 1998, was 23.6 years. During 1998, 1,338 freight cars were retired. As of Dec. 31, 1998, the average age of the locomotive fleet was 15.4 years. During 1998, 52 locomotives, the average age of which was 20.6 years, were retired. The average age of retired locomotives decreased in 1998 due to: (1) a disproportionate share of early retirements due to casualties and service failures, and (2) retention of older units in anticipation of the Closing Date. Since 1988, about 27,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable, and overage revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a more historic level.

                                    Annual Average Bad Order Ratio
                                   --------------------------------
                                   1998   1997   1996   1995   1994
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
     NS Rail                       4.1%   4.6%   4.8%   5.8%   6.7%

Locomotives:
     NS Rail                       4.3%   5.0%   4.5%   4.7%   4.7%

          TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third, and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,382 miles of track maintained as of Dec. 31, 1998, 15,955 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1998 was as follows:

                Gross tons of
                freight carried
                per track mile      Track miles of     Percent
                (Millions)          running tracks*    of total
                ---------------     --------------     --------
                0-4                     4,334             27
                5-19                    5,050             31
                20 and over             6,709             42
                                       ------            ---
                                       16,093            100
                                       ======            ===

                * Excludes trackage rights.

          The following table summarizes certain information about NS' track roadway additions and replacements during the past five years:

                               1998   1997   1996   1995   1994
                               ----   ----   ----   ----   ----
     Track miles of rail
      installed                 429    451    401    403    480
     Miles of track surfaced  4,715  4,703  4,686  4,668  4,760
     New crossties installed
      (millions)                2.0    2.2    1.9    2.0    1.7

          MICROWAVE SYSTEM - The NS microwave system, consisting of 7,610 radio path miles, 417 active stations, and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions, and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,784 road miles operated by NS, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 560 miles are controlled by data radio from 43 microwave site locations), and 2,500 road miles are equipped for automatic block system operation.

          COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations to the central computer complex in Atlanta, Georgia. Operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. Additionally, these facilities afford substantial capacity for, and are utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

          NS has under way a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. See discussion of Year-2000 compliance efforts on page 46 in Part II,
Item 7, "Management's Discussion and Analysis."

          OTHER - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $725 million as of Dec. 31, 1998, and $601 million at Dec. 31, 1997.

          CAPITAL EXPENDITURES - Capital expenditures for road, equipment, and other property for the past five years were as follows (including capitalized leases):

                                    Capital Expenditures
                          ----------------------------------------
                          1998     1997     1996     1995     1994
                          ----     ----     ----     ----     ----
                                 (In millions of dollars)

     Road                $  612   $  599   $  438   $  386   $  385
     Equipment              442      306      326      338      240
     Other property           6       24       25       33       82
                         ------   ------   ------   ------   ------
          Total          $1,060   $  929      789   $  757   $  707
                         ======   ======   ======   ======   ======

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient, and reliable transportation services. For 1999, NS has budgeted
$1.07 billion of capital spending, of which $300 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to remain at historically high levels, as projects related to the operation of Conrail's routes and assets will continue after the Closing Date.

          ENVIRONMENTAL MATTERS - Compliance with federal, state, and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity, or competitive position. See the discussion of "Environmental Matters" on page 48 in Part II, Item 7, "Management's Discussion and Analysis," and in Note 16 to the Consolidated Financial Statements on page 80.

          EMPLOYEES - NS employed an average of 24,300 employees in 1998, compared with an average of 25,817 (which includes 2,407 NAVL employees) in 1997. The approximate average cost per employee during 1998 was $49,700 in wages and $17,600 in employee benefits.

          Approximately 85 percent of NS' railroad employees are represented by labor unions under collective bargaining agreements with 15 different labor organizations. The agreements currently in force will remain in effect through Dec. 31, 1999, and thereafter until new agreements are reached or until the Railway Labor Act's procedures are exhausted.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities, and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the STB, which succeeded the ICC on Jan. 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. Over 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

          Efforts will be made in 1999 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

          COMPETITION - There is continuing strong competition among rail, water, and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery, and consumer products. Even for raw materials, semi-finished goods, and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

          NS' primary rail competitor is the CSX system; both operate throughout much of the same territory, and implementation of the Conrail transaction should extend the area in which they compete. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers, and with shippers who have the additional option of handling their own goods in private carriage.

          Certain cooperative strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.


Item 3.   Legal Proceedings.
------    -----------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant.
------------------------------------

          Norfolk Southern's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1999, relating to these officers:

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -----------------------------------

David R. Goode, 58,                Present position since September
  Chairman, President, and          1992.
  Chief Executive Officer

L. I. Prillaman, 55,               Present position since August 1,
  Vice Chairman and                 1998.  Served as Executive Vice
  Chief Marketing Officer           President-Marketing from October
                                    1995 to August 1998, and prior
                                    thereto was Vice President-
                                    Properties.

Stephen C. Tobias, 54,             Present position since August 1,
  Vice Chairman and                 1998.  Served as Executive Vice
  Chief Operating Officer           President-Operations from July
                                    1994 to August 1998, and prior
                                    thereto was Senior Vice President-
                                    Operations.

Henry C. Wolf, 56,                 Present position since August 1,
  Vice Chairman and                 1998; prior thereto was
  Chief Financial Officer           Executive Vice President-Finance.

James C. Bishop, Jr., 62,          Present position since March
  Executive Vice President-         1996; prior thereto was Vice
  Law                               President-Law.

R. Alan Brogan, 58,                Present position since April 1,
  Executive Vice President-         1998; prior thereto was Executive
  Corporate                         Vice President-Transportation
                                    Logistics.

John F. Corcoran, 58,              Present position since August
  Senior Vice President-            1997; prior thereto was Vice
  Public Affairs                    President-Public Affairs.

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -----------------------------------

Jon L. Manetta, 60,                Present position since August 1,
  Senior Vice President-            1998.  Served as Vice President-
  Operations                        Transportation & Mechanical from
                                    December 1995 to August 1998,
                                    Vice President-Transportation
                                    from June 1994 to December 1995,
                                    and prior thereto was Assistant
                                    Vice President-Transportation.

James W. McClellan, 59,            Present position since August 1,
  Senior Vice President-            1998; prior thereto was Vice
  Planning                          President-Strategic Planning.

Phillip R. Ogden, 58,              Present position since August 1,
  Senior Vice President-            1998; prior thereto was Vice
  Engineering                       President-Engineering.

Paul N. Austin, 55,                Present position since September 22,
  Vice President-                   1998.  Served as Vice President-
  Human Resources and               Personnel and Assistant to
  Assistant to Chairman             Chairman from September 1, 1998,
                                    to September 21, 1998, Vice
                                    President-Personnel from June
                                    1994 to September 1998, and prior
                                    thereto was Assistant Vice
                                    President-Personnel.

David A. Cox, 63,                  Present position since December
  Vice President-                   1995; prior thereto was Assistant
  Properties                        Vice President-Industrial
                                    Development.

Timothy P. Dwyer, 49,              Present position since August 23,
  Vice President-                   1998.  Served as Senior Vice
  Marketing Services                President-Operations of Conrail
                                    from June 1998 to August 1998,
                                    Senior Vice President-Unit Train
                                    Service Group of Conrail from
                                    November 1994 to June 1998, and
                                    prior thereto was Vice President-
                                    Unit Train Service Group of
                                    Conrail.

Thomas L. Finkbiner, 46,           Present position since August 1993.
  Vice President-
  Intermodal

Nancy S. Fleischman, 51,           Present position since August
  Vice President                    1997; prior thereto was Assistant
                                    Vice President-Strategic
                                    Planning.

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -----------------------------------

Robert C. Fort, 54,                Present position since December
  Vice President-                   1996; prior thereto was Assistant
  Public Relations                  Vice President-Public Relations.

John W. Fox, Jr., 51,              Present position since October
  Vice President-                   1995; prior thereto was Assistant
  Coal Marketing                    Vice President-Coal Marketing.

James L. Granum, 62,               Present position since March 1992.
  Vice President-
  Public Affairs

Lewis D. Hale, Jr., 52,            Present position since August 1,
  Vice President-                   1998.  Served as Assistant Vice
  Transportation                    President-Mechanical from
                                    December 1995 to August 1998, and
                                    prior thereto was General Manager
                                    Western Region.

James A. Hixon, 45,                Present position since June 1993.
  Vice President-
  Taxation


Thomas C. Hostutler, 62,           Present position since August 16,
  Vice President-                   1998; prior thereto was Senior
  Internal Audit                    Assistant Vice President-
                                    Corporate Accounting.

H. Craig Lewis, 54,                Present position since August 1,
  Vice President-                   1998.  Served as Regional Vice
  Corporate Affairs                 President from August 1997 to
                                    August 1998, and prior thereto
                                    was a partner in a Pennsylvania
                                    law firm.

Mark D. Manion, 46,                Present position since August 1,
  Vice President-                   1998.  Served as General Manager
  Mechanical                        Western Region from December 1995
                                    to August 1998, Assistant Vice
                                    President-Transportation from
                                    July 1994 to December 1995, and
                                    prior thereto was Division
                                    Superintendent, Lake Division.

Harold C. Mauney, Jr., 60,         Present position since August 1997.
  Vice President-                   Served as Vice President-
  Public Affairs                    Operations Planning and Budget
                                    from December 1996 to August
                                    1997, and prior thereto was Vice
                                    President-Quality Management.

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -----------------------------------

Donald W. Mayberry, 55,            Present position since December
  Vice President-                   1995; prior thereto was Vice
  Research and Tests                President-Mechanical.

Kathryn B. McQuade, 42,            Present position since August 16,
  Vice President-                   1998; prior thereto was Vice
  Financial Planning                President-Internal Audit.

Charles W. Moorman, 47,            Present position since October
  Vice President-                   1993.
  Information Technology

John P. Rathbone, 47,              Present position since December
  Vice President and                1992.
  Controller

William J. Romig, 54,              Present position since April 1992.
  Vice President and
  Treasurer

John M. Samuels, 55,               Present position since January
  Vice President-                   1998.  Served as Vice President-
  Operations Planning               Operating Assets of Conrail from
  and Budget                        January 1996 to January 1998,
                                    Vice President-Mechanical of
                                    Conrail from November 1994 to
                                    January 1996, and prior thereto
                                    was Vice President-Engineering of
                                    Conrail.

Donald W. Seale, 46,               Present position since August 1993.
  Vice President-
  Merchandise Marketing

Robert S. Spenski, 64,             Present position since June 1994;
  Vice President-                   prior thereto was Senior
  Labor Relations                   Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 57,        Present position since December
  Vice President-                   1996; prior thereto was Assistant
  Quality Management                Vice President-Public Affairs.

Charles J. Wehrmeister, 49,        Present position since August 1,
  Vice President-                   1998.  Served as Assistant Vice
  Safety and Environmental          President-Safety and
                                    Environmental from January 1995
                                    to August 1998, and prior thereto
                                    was Division Superintendent,
                                    Virginia Division.

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -----------------------------------

William C. Wooldridge, 56,         Present position since March 1996;
  Vice President-                   prior thereto was General
  Law                               Counsel-Corporate.

Dezora M. Martin, 51,              Present position since April 1995;
  Corporate Secretary               prior thereto was Assistant
                                    Corporate Secretary-NS.

                                 PART II


Item 5.   Market for Registrant's Common Stock and Related
------    ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION
                               (Unaudited)

          The common stock of Norfolk Southern Corporation, owned by 51,727 stockholders of record as of Dec. 31, 1998, is traded on the New York Stock Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 1998 and 1997, after restatement for the Sept. 5, 1997, three-for-one stock split.

                                        Quarter
                      ----------------------------------------------
  1998                   1st        2nd          3rd         4th
  ----                   ---        ---          ---         ---
Market price
  High               $  41-3/4   $  39-1/16   $  31-1/2   $ 34-15/16
  Low                   29-1/2       28-5/8     27-7/16      27-7/16
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20


  1997                   1st        2nd          3rd         4th
  ----                   ---        ---          ---         ---
Market price
  High               $  32-3/4   $   35-1/8   $  38-1/8   $   34-7/8
  Low                   28-3/8      28-3/16     31-9/16      29-7/16
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1995 - 1998
                                Page One


                                1998       1997(1)     1996       1995
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS:
Railway operating revenues  $   4,221   $  4,223   $   4,101  $   4,012
Railway operating expenses      3,169      3,010       2,936      2,950
                            ---------  ---------   ---------  ---------
   Income from
     railway operations         1,052      1,213       1,165      1,062

Other income - net                309        170         117        140
Interest expense on debt          516        385         116        113
                            ---------  ---------   ---------  ---------
   Income from continuing
     operations before
     income taxes                 845        998       1,166      1,089

Provision for income taxes        215        299         413        391
                            ---------  ---------   ---------  ---------
   Income from continuing
     operations before
     accounting changes           630        699         753        698

Discontinued operations (2)       104         22          17         15
Cumulative effect
 of accounting changes             --         --          --         --
                            ---------  ---------   ---------  ---------
        Net income          $     734   $    721   $     770  $     713
                            =========  =========   =========  =========

PER SHARE DATA:
Net income - Basic          $    1.94   $   1.91   $    2.03  $    1.81
Net income - Diluted        $    1.93   $   1.90   $    2.01  $    1.80
Dividends                   $    0.80   $   0.80   $0.74-2/3  $0.69-1/3
Stockholders' equity
 at year-end                $   15.61   $  14.44   $   13.26  $   12.47

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1995 - 1998
                                Page Two


                                1998       1997(1)     1996       1995
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION:
Total assets                $  18,180   $ 17,350   $  11,234  $  10,718
Total long-term debt,
 including current
 maturities                 $   7,624   $  7,459   $   1,856  $   1,638
Stockholders' equity        $   5,921   $  5,445   $   4,977  $   4,829

OTHER:

Capital expenditures        $   1,060   $    929   $     789  $     757

Average number of shares
 outstanding (thousands)      378,749    376,593     379,372    392,987

Number of stockholders
 at year-end                   51,727     50,938      50,748     53,401

Average number of employees:
 Rail                          24,185     23,323      23,361     24,488
 Nonrail (2)                      115      2,494       2,469      2,456
                            ---------  ---------   ---------  ---------

        Total                  24,300     25,817      25,830     26,944
                            =========  =========   =========  =========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

NOTES:
(1) 1998 and 1997 results include several Conrail-related items. These principally consist of: (1) interest expense of $402 million in 1998 and $264 million in 1997 on debt issued to finance NS' share of the NS/CSX joint acquisition of Conrail stock, (2) NS' equity in earnings of Conrail, net of amortization, of $194 million in 1998 and $117 million in 1997,
     (3) integration costs of $119 million in 1998 and $3 million in 1997, and (4) credit facility costs including a $77 million charge in 1997 incurred in conjunction with certain now-terminated commitments that provided financing for NS' then-proposed acquisition of all Conrail stock. These items reduced net income by $156 million, or 41 cents per diluted share, in 1998, and $107 million, or 29 cents per diluted share, in 1997.

(2) In 1998, NS sold all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL), for $207 million, and recorded a $90 million pretax ($105 million, or 28 cents per diluted share, after-tax) gain. Accordingly, NAVL's results of operations, financial position, and cash flows are presented as "Discontinued operations."

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1991 - 1994
                                Page One


                                1994       1993(3)     1992       1991(4)
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS:
Railway operating revenues  $   3,918   $  3,746   $   3,777  $   3,654
Railway operating expenses      2,875      2,831       2,851      3,345
                            ---------  ---------   ---------  ---------
   Income from
     railway operations         1,043        915         926        309

Other income - net                 86        135          97        131
Interest expense on debt          101         98         109         99
                            ---------  ---------   ---------  ---------
   Income from continuing
     operations before
     income taxes               1,028        952         914        341

Provision for income taxes        372        370         328        112
                            ---------  ---------   ---------  ---------
   Income from continuing
     operations before
     accounting changes           656        582         586        229

Discontinued operations (2)        12        (33)        (28)      (199)
Cumulative effect
 of accounting changes             --        223          --         --
                            ---------  ---------   ---------  ---------
        Net income          $     668   $    772   $     558  $      30
                            =========  =========   =========  =========

PER SHARE DATA:
Net income - Basic          $    1.63   $   1.85   $    1.31  $    0.07
Net income - Diluted        $    1.62   $   1.83   $    1.30  $    0.07
Dividends                   $    0.64   $   0.62   $    0.60  $0.53-1/3
Stockholders' equity
 at year-end                $   11.73   $  11.12   $   10.05  $    9.55

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1991 - 1994
                                Page Two


                                1994       1993(3)     1992       1991(4)
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION:
Total assets                $  10,403   $ 10,301   $  10,188  $   9,959
Total long-term debt,
 including current
 maturities                 $   1,619   $  1,594   $   1,648  $   1,387
Stockholders' equity        $   4,685   $  4,621   $   4,233  $   4,093

OTHER:

Capital expenditures        $     707   $    639   $     628  $     688

Average number of shares
 outstanding (thousands)      408,904    418,243     424,378    443,276

Number of stockholders
 at year-end                   52,442     51,884      51,200     53,725

Average number of employees:
 Rail                          24,710     25,531      25,650     27,366
 Nonrail                        2,458      3,773       4,485      4,586
                            ---------  ---------   ---------  ---------
        Total                  27,168     29,304      30,135     31,952
                            =========  =========   =========  =========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

NOTES:
(3) 1993 results include an increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate, which reduced net income by $54 million, or 13 cents per diluted share. "Discontinued operations" includes a $50 million pretax restructuring charge for the disposition of two NAVL businesses. Net income also reflects two accounting changes, the cumulative effect of which increased 1993 net income by $223 million, or 53 cents per diluted share: a change in accounting for income taxes increased net income by $467 million, with a corresponding reduction in deferred taxes, and changes in accounting for postretirement and postemployment benefits decreased net income by $244 million.

(4) 1991 operating expenses include a $483 million special charge primarily for labor force reductions. "Discontinued operations" includes a $197 million charge primarily for the write-down of the goodwill portion of NS' investment in NAVL. These charges reduced net income by $498 million, or $1.12 per diluted share.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1988 - 1990
                                Page One


                                     1990         1989        1988
                                     ----         ----        ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS:
Railway operating revenues       $   3,786    $   3,694   $   3,617
Railway operating expenses           2,969        2,864       2,680
                                 ---------    ---------   ---------
   Income from
     railway operations                817          830         937

Other income - net                     142          155         103
Interest expense on debt                78           50          53
                                 ---------    ---------   ---------
   Income from continuing
     operations before
     income taxes                      881          935         987

Provision for income taxes             316          323         358
                                 ---------    ---------   ---------
   Income from continuing
     operations before
     accounting changes                565          612         629

Discontinued operations (2)             (9)          (6)          6
Cumulative effect
 of accounting changes                  --           --          --
                                 ---------    ---------   ---------
        Net income               $     556    $     606   $     635
                                 =========    =========   =========

PER SHARE DATA:
Net income - Basic               $    1.14    $    1.16   $    1.17
Net income - Diluted             $    1.14    $    1.15   $    1.17
Dividends                        $0.50-2/3    $    0.46   $    0.42
Stockholders' equity
 at year-end                     $   10.52    $   10.15   $    9.58

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1988 - 1990
                                Page Two


                                     1990         1989        1988
                                     ----         ----        ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION:
Total assets                     $  10,326    $  10,049   $   9,845
Total long-term debt,
 including current
 maturities                      $   1,122    $     838   $     778
Stockholders' equity             $   4,912    $   5,169   $   5,153

OTHER:

Capital expenditures             $     605    $     620   $     482

Average number of shares
 outstanding (thousands)           486,284      523,109     543,113

Number of stockholders
 at year-end                        56,187       61,630      64,974

Average number of employees:
 Rail                               28,697       29,667      30,330
 Nonrail                             4,584        4,645       4,209
                                 ---------    ---------   ---------
        Total                       33,281       34,312      34,539
                                 =========    =========   =========

All share and per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Table of Graphs
             Included with the Eleven-Year Financial Review

          The following financial information appears as two (2) separate graphs with the Eleven-Year Financial Review in the 1998 Norfolk Southern
Corporation Annual Report to Stockholders. All per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.


(Percent)            1993     1994     1995     1996    1997     1998
---------            ----     ----     ----     ----    ----     ----
RETURN ON AVERAGE
 STOCKHOLDERS'
 EQUITY              13.7%*   14.4%    15.4%*   15.7%   13.8%*   12.9*

     * 1993 excludes the cumulative effect of required accounting changes and the prior years' effect of a federal tax rate increase. 1995 excludes a charge for an early retirement program. 1997 and 1998 include
       Conrail-related items. Return on average stockholders' equity, excluding Conrail-related items, would have been 15.7% in 1997 and 15.2% in 1998.

(Dollars)            1993     1994     1995     1996    1997     1998
---------            ----     ----     ----     ----    ----     ----
DIVIDENDS PER
 SHARE               $0.62    $0.64 $0.69-1/3 $0.74-2/3 $0.80    $0.80

       Since 1983, NS' first full year after consolidation, the annual dividend has grown at a compound annual rate of 6.5%. Stockholders received a dividend yield of 2.5% in 1998, compared with less than 1.2% for all S&P 500 stocks.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 54 and the Eleven-Year Financial Review beginning on page 24.


SUMMARIZED RESULTS OF OPERATIONS

1998 Compared with 1997
-----------------------
     Net income in 1998 was $734 million, an increase of 2%, and includes a $105 million gain from the sale of NS' former motor carrier subsidiary, North American Van Lines, Inc. (NAVL) (see Note 3 on page 66). Income from continuing operations, which excludes both NAVL's results of operations prior to its sale and the gain from its sale, was $630 million, a decrease of 10%. Included in both of these results were Conrail-related items that are estimated to have reduced income from continuing operations by $156 million in 1998 and $107 million in 1997 (see Note 2 on page 62). Excluding the effects of these items, income from continuing operations would have been down 2%, attributable to a decline in income from railway operations.
     Diluted earnings per share of $1.93 were up 2%. Diluted earnings per share from continuing operations of $1.65 were down 10%. Excluding the effects of the Conrail-related items, diluted earnings per share from continuing operations would have been down 3%.

1997 Compared with 1996
-----------------------
     Net income in 1997 was $721 million, a decrease of 6%. Income from continuing operations was $699 million, down 7%. Excluding the effects of Conrail-related items, net income would have been up 8% over 1996's record result, and income from continuing operations would have been up 7%. Income from railway operations increased 4%. Increased nonoperating income (see Note 4 on page 67) and a lower effective income tax rate (see Note 5 on page 67) also contributed to the improvement in net income.
     Diluted earnings per share of $1.90 were down 5%. Diluted earnings per share from continuing operations of $1.84 were down 6%. Excluding the effects of the Conrail-related items, both earnings per share amounts would have been up 9% over 1996's record result.

                     INCOME FROM RAILWAY OPERATIONS
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

             1998*    1997*    1996     1995*   1994     1993
             ----     ----     ----     ----    ----     ----
             $1,052   $1,213   $1,165   $1,096  $1,043   $  915

      Excluding Conrail-related items, income from railway operations decreased 4% in 1998, compared with the record result of 1997.

     *1998 and 1997 include Conrail-related integration expenses.
      Excluding such expenses, income from railway operations would have been $1,171 million in 1998 and $1,216 million in 1997. 1995 excludes a $34 million charge for an early retirement program.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.2 billion in 1998, compared with $4.2 billion in 1997 and $4.1 billion in 1996. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP

          ($ in millions)           1998      1997      1996
          ---------------           ----      ----      ----
          Coal                     $1,252    $1,301    $1,305
          General merchandise:
            Chemicals                 574       585       560
            Automotive                566       492       489
            Paper/clay/forest         534       539       513
            Agriculture/consumer/
              government              383       391       393
            Metals/construction       373       368       354
                                   ------    ------    ------
          General merchandise       2,430     2,375     2,309
          Intermodal                  539       547       487
                                   ------    ------    ------
               Total               $4,221    $4,223    $4,101
                                   ======    ======    ======

     In 1998, revenue increases in the automotive and metals and construction groups were offset by revenue decreases in the remaining market groups. As shown in the following table, volume gains were more than offset by lower revenue per unit. However, almost all of the volume increase and revenue per unit decrease reflect the effects of the new mixing centers (see the discussion under the "Automotive" caption, below). Revenues for the remaining market groups declined
$76 million, $58 million of which resulted from lower traffic volume and $18 million of which resulted from lower revenue per unit. In 1997, revenues increased or remained steady for all market groups, and volume gains produced all of the revenue improvement.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)

          ($ in millions)      1998 vs. 1997       1997 vs. 1996
          ---------------      -------------       -------------
          Volume                    $ 114               $ 130
          Revenue per unit           (116)                 (8)
                                    -----               -----
               Total                $  (2)              $ 122
                                    =====               =====

     Following the Closing Date of the Conrail transaction (see "Joint acquisition of Conrail," on page 44), total railway operating revenues are expected to increase by about one-half: coal revenues are expected to increase by about one-third; general merchandise revenues are expected to increase by about one-half; and intermodal revenues are expected to about double.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     COAL tonnage was unchanged in 1998, but revenues decreased 4%; an increase in utility tonnage, especially shorter-haul (lower average revenue) traffic, offset decreases in longer-haul (higher average revenue) export and domestic metallurgical traffic. Coal revenues represented 30% of total railway operating revenues in 1998, and 89% of coal shipments originated on NS' lines. In 1997, coal tonnage increased 3%, primarily due to increased export and utility tonnage; however, revenues decreased slightly as a result of shorter hauls.

                 TOTAL COAL, COKE, AND IRON ORE TONNAGE

          (In millions of tons)     1998      1997      1996
          ---------------------     ----      ----      ----
          Utility                    83        76        75
          Export                     25        29        27
          Steel                      18        21        20
          Other                       8         8         8
                                    ---       ---       ---
               Total                134       134       130
                                    ===       ===       ===

     Utility coal traffic increased 9% in 1998, due to rising electricity production in NS' service area, the return of some traffic to rail, and increased business from several customers.
     In 1997, utility coal traffic increased 2%. Several of NS' utility customers shifted more generation to coal-fired plants, as some nuclear power plants experienced downtime. New business resulting from innovative marketing efforts also contributed to the increase.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to increase at a rate greater than generation capacity is being added, and coal-fired generation continues to be the cheapest marginal source of electricity. Increased price competition resulting from utility deregulation could cause utilities to seek to reduce costs and increase plant utilization. These factors, coupled with excess capacity at certain low-cost, coal-fired generating plants, could provide an opportunity for utility coal volume growth. However, competitive pressures on utilities to reduce costs also could put price pressure on generation source fuels, including NS-delivered coal.
     Moreover, many of the mines served by NS produce coals that satisfy both the Phase I and Phase II requirements of the Clean Air Act Amendments. In addition, an increasing bank of sulfur dioxide allowances held by many NS-served utilities should continue to provide a market for other NS-served mines for nearly a decade. However, several recently adopted or proposed environmental regulations could increase the cost of coal-fired generation.
     After the Closing Date, NS will gain direct access to 27 utility plants and to mines with an abundant supply of low-cost, high-quality steam coal located on Conrail lines.

     Export coal tonnage decreased 14% in 1998, due to weak economies in Asia and a strong U.S. dollar. The dollar gained 20% or more compared with the currencies of countries (such as Australia, South Africa, and Indonesia) that provide the primary competition for U.S. export coal. A significant decline in Asian demand for coal created supplies that competed at deeply discounted prices with U.S. export coal in Europe and South America. Steam coal exports declined to
0.4 million tons in 1998, compared with 1.7 million tons in 1997. U.S. low-sulfur coals were not price-competitive due to the strength of the dollar. In addition, natural gas has displaced much of the coal-fired generation in Europe.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     In 1997, export coal tonnage increased 7%, reaching the highest level since 1992. Higher metallurgical coal demand from NS-served producers caused growth in shipments to Japan. Increased metallurgical coal exports to Holland and Romania and increased shipments to Brazil early in the year also contributed to the improvement.
     The same factors that led to the decrease in 1998 volume are expected to continue in 1999. The Asian recession in steel production showed signs of moving into Europe in late 1998. In addition, competition from Australian coal is expected to intensify, and U.S. coal exports may drop further if demand decreases for blast furnace raw materials in Western Europe. Finally, the recent Kyoto Protocol on climate change, if adopted, could put added downward pressure, worldwide, on coal-fired power demand.
     Conrail and its coal-producing customers are well established in the export steam coal market, which might help NS achieve greater levels of participation. Furthermore, current NS and Conrail coal exporters should benefit from being able to ship their coal single-line through both Baltimore, Md., and Norfolk, Va.

     Steel coal domestic traffic declined 14% in 1998, due to plant closures, reduced blast furnace operations, and the continuation of aggressive producer pricing of higher volatile metallurgical coals not located on NS' lines.
     In 1997, steel coal domestic traffic increased 5%, due to growth in coke and iron ore shipments that more than offset decreased metallurgical coal shipments.
     Steel coal domestic traffic is expected to be adversely affected by competition in domestic and foreign steel markets. Producers in weak markets such as Russia, Japan, and Brazil are exporting much of their steel at low prices to the United States and Canada. Furthermore, with the reduction in blast-furnace capacity, coke production in the United States continues to decline. Advanced technologies that allow production of steel using little or no coke could cause this market to decline slowly in the long term. However, alternative uses for steel coal are increasing, and NS continues to pursue opportunities for the movement of noncoking coal used in alternative iron-making technologies.
     With its access to the Northeast after the Closing Date, NS expects to increase its participation in shipments of raw materials for the steel industry by gaining single-line access to most domestic integrated steel plants and merchant coke plants.

     Other coal traffic, primarily steam coal shipped to manufacturing plants, was largely unchanged in 1998 and 1997.

                                  COAL
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

                       1998     1997    1996     1995     1994     1993
                       ----     ----    ----     ----     ----     ----
          Export     $  314   $  380  $  374   $  353   $  340   $  366
          Domestic      938      921     931      915      950      873
                     ------   ------  ------   ------   ------   ------
                     $1,252   $1,301  $1,305   $1,268   $1,290   $1,239
                     ======   ======  ======   ======   ======   ======

          Revenues decreased 4% in 1998 due to lower export traffic. Total tonnage handled in 1998 was equal to 1997, as increased utility coal tonnage offset decreased export and steel coal tonnage. This group includes utility coal, export coal, domestic metallurgical coal, industrial coal, coke, and iron ore.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     GENERAL MERCHANDISE traffic volume increased 5%, and revenues increased 2%, in 1998, driven by higher automotive revenues. In 1997, both general merchandise traffic volume and revenues increased 3%, as all market groups, except the agriculture, consumer products, and government group posted revenue gains.

     Chemicals traffic volume decreased 1%, and revenues decreased 2%, in 1998, the first decline since 1989. The weak economies in Asia and softness in certain domestic markets adversely affected shipments of products for the vinyl, polyester, and pulp markets. In addition, nationwide rail service problems, particularly early in the year, caused some customers to divert traffic to truck and barge. However, several NS-served facilities with new and expanded plant capacity increased shipments of plastics and petroleum products, somewhat offsetting these negative effects. NS also increased traffic through its Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities to customers not located on its lines.
     In 1997, chemicals traffic volume increased 5%, and revenues increased 4%, as fertilizer and plastics markets strengthened. In addition, the harsh winter resulted in increased movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year.
     The chemicals market group is expected to rebound in 1999, supported by plant expansions, expected increases in U.S. chemical production, and extended market reach made possible by new TBT facilities.
     After the Closing Date, NS will gain a competitive route to northern New Jersey, where Conrail currently originates or terminates annually about 40,000 carloads of chemicals.

                                CHEMICALS
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998     1997    1996     1995     1994     1993
               ----     ----    ----     ----     ----     ----
              $ 574    $ 585   $ 560    $ 541    $ 538    $ 501

          Revenues decreased $11 million, or 2%, in 1998, the only decline this decade. This group includes fertilizers, sulfur, and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, industrial chemicals, chemical wastes, and municipal wastes.

     Automotive carloads increased 35%, and revenues increased 15%, in 1998, exceeding the record levels achieved in 1997. Finished vehicles led the growth, as carloads increased 54% and revenues increased 19%, primarily due to new business through the Ford mixing centers. Full production volume at the Mercedes-Benz plant in Vance, Ala., and the Toyota minivan line at Georgetown, Ky., also contributed to the increases. Vehicle parts traffic volume and revenues remained steady despite the effects of the mid-year strike at General Motors.
     A substantial portion of the 1998 increase in carloads resulted from the nature of the mixing centers. Previously, carloads of vehicles went from plant to distribution center, where vehicles were classified and loaded onto trucks for transport to dealers. Now, carloads of vehicles, mostly in unit-train service, go from plant to the mixing centers, where vehicles are sorted by destination and loaded onto other trains in a mix suitable for direct transport to dealers. As a result, carload counts have been increased: each vehicle that is handled through the centers arrives on one carload and departs on another carload. This hub-and-spoke method of distribution is intended to improve Ford's delivery logistics and reduce its inventory costs and order-to-delivery times.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     In 1997, automotive traffic volume increased 2%, and revenues rose 1%. A 12% increase in auto parts traffic volume more than offset a 3% decline in vehicles traffic that resulted from industrywide railcar shortages, rail traffic congestion, unexpected downtime at certain plants, and modest sales for some of the models transported by NS.
     The automotive market group is expected to continue to experience growth in 1999, supported by the Ford mixing centers, a new Toyota truck assembly plant at Princeton, Ind., two new just-in-time rail parts distribution facilities, and the introduction of a new BMW sport utility vehicle to be produced at Greer, S.C.
     After the Closing Date, NS will gain direct access to 15 assembly plants, and NS will serve 32 of the 58 rail-served assembly plants in the United States. NS' network of auto distribution terminals will increase from 26 to 38.

                               AUTOMOTIVE
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998     1997     1996     1995     1994     1993
               ----     ----     ----     ----     ----     ----
              $ 566    $ 492    $ 489    $ 449    $ 429    $ 426

          Revenues increased $74 million, or 15%, in 1998. Since 1993, revenues have increased $140 million, or 33%. This group includes finished vehicles for BMW, DaimlerChrysler, Ford, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota, and Volkswagen, and auto parts for Ford, DaimlerChrysler, General Motors, and Toyota. Since 1988, eight of 11 major new automotive plants in the East have located on NS lines.

     Paper, clay, and forest products traffic volume decreased 3%, and revenues declined 1%, in 1998. Traffic volume increases in the first three quarters were offset by a sudden and pronounced weakness in the paper industry in the fourth quarter, adversely affecting shipments of paper, wood fiber, and kaolin clay. Decreased domestic and foreign demand resulted in both widespread paper mill downtime late in the year and indefinite closure of several NS-served paper mills. Shipments of lumber and wood products partially offset the effects of these declines, posting record carloads and revenues due to continued strong demand from the housing construction industry.
     In 1997, paper, clay, and forest products traffic volume rose 4%, and revenues increased 5%. Shipments of wood chips increased, as did lumber traffic, supported by demand for southern yellow pine to replace timber from Pacific Northwest sources. Kaolin clay traffic also increased, and shipments of paper products were up slightly.
     The paper industry is expected to continue to experience reduced demand in 1999, due to the weak economies in Asia and consolidation within the industry. Moreover, growth in lumber is expected to slow, as housing starts are forecast to decline from the record levels of 1998.
     After the Closing Date, NS will have direct access to 33 paper mills and 26 lumber reload centers located on Conrail lines.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                    PAPER, CLAY, AND FOREST PRODUCTS
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998    1997    1996    1995    1994    1993
               ----    ----    ----    ----    ----    ----
              $ 534   $ 539   $ 513   $ 537   $ 522   $ 522

          Revenues decreased $5 million, or 1%, in 1998. This group includes lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper, and clay. NS serves 50 paper mills, more than 30 lumber reload centers, and numerous general commodity warehouses.

     Agriculture, consumer products, and government traffic volume declined 3%, and revenues decreased 2%, in 1998. Weak export and soybean meal markets adversely affected shipments. Sweeteners volume and revenues declined, as a strong beet sugar crop negatively affected cane sugar shipments out of the South. Increased revenues from grain, soybeans, and feed ingredients from the longer-haul Southeast feed and corn processing markets somewhat offset the effects of the declines.
     In 1997, agriculture, consumer products, and government traffic volume decreased 3%, and revenues decreased 1%. Most of the decline resulted from decreases in the bulk agriculture commodities. Weak export markets, declines in corn shipments to processors, and an unfavorable soybean market resulting from higher prices led to traffic declines that began early in the year.
     Moderate growth is expected in 1999; low prices and an abundant supply should continue to increase domestic consumption of corn for feed and processing. In addition, moderating worldwide competition should lead to a small recovery in the U.S. export market.
     After the Closing Date, NS expects to increase its direct-line accessed grain elevator capacity by about 10%.

             AGRICULTURE, CONSUMER PRODUCTS, AND GOVERNMENT
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998    1997    1996    1995    1994    1993
               ----    ----    ----    ----    ----    ----
              $ 383   $ 391   $ 393   $ 394   $ 380   $ 357

          Revenues decreased $8 million, or 2%, in 1998. This group includes grain, soybeans, animal feed, feed ingredients, sweeteners, food oils, flour, beverages, canned goods, consumer products, and items for the military.

     Metals and construction traffic volume was unchanged, and revenues increased 1%, in 1998. The strong performance in the metals market during 1997 was repeated in the first half of 1998, due to improved efficiency at integrated mills and the continued growth of new mini-mills and steel processors in NS' service territory. However, the domestic metals market weakened in the second half of 1998, due to an increase in the supply of lower-priced, imported steel. Construction traffic and revenues increased, due to increased highway and housing construction activity in the Southeast.
     In 1997, both traffic and revenues in metals and construction increased 4%. Construction traffic benefited from increased highway building activity in the Southeast. Metals traffic increased due to gains in domestic sheet steel movements resulting from record steel production and increased pipe shipments.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The metals and construction market group is expected to grow moderately in 1999. Production at new industries locating on NS' lines is expected to mitigate traffic losses attributable to imports of steel and scrap metal. Traffic is expected to continue to benefit from increased highway construction activity.
     After the Closing Date, NS will have direct access to 43 steel production facilities and 38 metal distribution centers located on Conrail lines.

                         METALS AND CONSTRUCTION
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998     1997     1996     1995     1994     1993
               ----     ----     ----     ----     ----     ----
              $ 373    $ 368    $ 354    $ 349    $ 330    $ 309

          Revenues increased $5 million, or 1%, in 1998, marking the seventh consecutive year of growth. Since 1993, revenues have increased $64 million, or 21%. This group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks, and minerals.

     INTERMODAL traffic volume decreased 2%, and revenues decreased 1%, in 1998. The decline, which was the first in 12 years, resulted from a service network redesign that was implemented in August. The redesign is expected to improve on-time performance and eliminate complexity, thereby positioning NS to achieve the traffic volume anticipated from the Conrail transaction. As a result, trailer traffic volume declined 16%, but this decrease was largely offset by increases in both container traffic volume and revenues (respectively, 2% and 5%) and Triple Crown Services Company (TCSC) traffic volume and revenues (respectively, 5% and 9%). NS' intermodal revenues includes rail-haul services performed for TCSC (a partnership in which subsidiaries of NS and Conrail are equal partners). After the Closing Date, NS expects to gain control of TCSC and, therefore, include TCSC's results in its consolidated financial statements.
     In 1997, intermodal traffic volume increased 11%, and revenues increased 12%, each setting a record. Capacity expansions on major terminals and trains, combined with a healthy domestic and international economy, enabled NS to achieve the third year of double-digit growth in four years. Volume increases were balanced, and NS outperformed the market in all intermodal traffic segments. Container traffic volume increased 12%, supported by new steamship business under contract.
     Intermodal revenues are expected to increase in 1999, supported by the redesigned service network, expanded terminal capacity, and extension of NS' double-stack services.
     After the Closing Date, NS will gain direct-line access to the Northeast consumer markets and most major East Coast ports. This, along with the inclusion of TCSC's revenues in NS' reported revenues, is expected nearly to double NS' intermodal revenues.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                               INTERMODAL
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

               1998     1997     1996     1995     1994     1993
               ----     ----     ----     ----     ----     ----
              $ 539    $ 547    $ 487    $ 474    $ 429    $ 392

          Revenues decreased $8 million, or 1%, in 1998, the first decline in 12 years. This group handles trailers, domestic and international containers, Triple Crown equipment, and equipment for intermodal marketing companies, international steamship lines, truckers, and other shippers.

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 5% in 1998, while carloadings increased 1%. The expense increase was mostly attributable to Conrail-related integration expenses, and additional expenses, including start-up costs, related to the Ford mixing centers. Railway operating expenses increased only 3% in 1997, despite a 5% increase in traffic volume.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by railway expenses, was 75.1% in 1998, compared with the record-low 71.3% in 1997 and 71.6% in 1996. NS' railway operating ratio continues to be the best among the major railroads in the United States.
     In addition to reflecting Conrail-related integration expenses, the railway operating ratio in 1998 was also adversely affected by a change in traffic mix related to growth in automotive traffic coupled with the change in coal traffic mix. Automotive traffic includes some of NS' most time-sensitive and resource-intensive business, requiring more trains, increased handling costs, and higher equipment rents.
     The railway operating ratio is expected to be even higher in 1999, due to expenses associated with the portion of Conrail's routes and assets that NS will operate, as well as additional integration expenses, prior to and after the Closing Date, and because the Closing Date is later than previously anticipated.
     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)

          ($ in millions)       1998 vs. 1997       1997 vs. 1996
          ---------------       -------------       -------------
          Compensation and
           benefits                  $  87               $   5
          Materials, services,
           and rents                   121                  61
          Depreciation                  16                  13
          Diesel fuel                  (53)                 (6)
          Casualties and other
           claims                      (28)                 --
          Other                         16                   1
                                     -----               -----
               Total                 $ 159               $  74
                                     =====               =====

     Compensation and benefits, which represents about half of total railway operating expenses, increased 6% in 1998, and only slightly in 1997.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     In 1998, higher wages and salaries -- results of additional staffing in anticipation of the Closing Date and union wage increases, including the effect of an increase in the BLE bonus fund -- were offset somewhat by lower accruals for pension benefits, due to favorable investment returns on pension plan assets. Also contributing to the increase were new FRA train inspection requirements and a higher Railroad Unemployment Tax rate.
     In 1997, higher wages resulting from union wage increases and additional train and engine employees were offset by lower fringe benefit and incentive compensation costs. The decline in fringe benefit costs was largely due to favorable investment experience on pension plan assets. To a large extent, productivity improvements and train efficiencies offset the effects of the higher traffic volume.

     Materials, services, and rents includes items used for the maintenance of the railroads' lines, structures, and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 18% in 1998 and 10% in 1997.
     The 1998 increase was principally due to Conrail-related integration costs and higher-than-anticipated mixing center costs associated with the increase in automotive traffic. Higher equipment rents and locomotive repair expenses also contributed to the increase.
     The 1997 increase resulted primarily from higher volume-related intermodal expenses, as well as from higher equipment rents, partially a result of a change in the mix of received versus forwarded traffic. Higher locomotive repair expenses and costs for contract programmers to make computer processes Year-2000 compliant (see "Year-2000 compliance" discussion under "Other matters," below) also contributed to the increase.
     Equipment rents, which represent the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, were up 18% in 1998 and 11% in 1997. The 1998 increase was due to: (1) rents for equipment needed to support the increase in automotive traffic;
(2) reduced rents received from the leasing of owned locomotives; and
(3) increased lease expenses for equipment obtained to meet anticipated demand after the Closing Date. These increases were somewhat offset by higher receipts on NS-owned freight cars and auto racks.
     The 1997 increase was due to a 5% increase in overall traffic and a shift in traffic mix. Carloadings in other railroads' and privately owned freight cars were up 7%, due to growth in traffic received from other railroads. Trailer and container loadings, moving mostly on privately owned flatcars, were up 11%. These increased costs were mitigated somewhat by higher receipts from short-term leases of locomotives to various railroads.
     Locomotive repair costs increased in 1998 and 1997 due to the higher traffic levels and an increase in the average number of locomotives in service, reflecting retention of older units.

     Depreciation expense (see Note 1, "Properties," on page 61 for NS' depreciation policy) was up 4% in 1998 and 3% in 1997. Increases in both years were due to property additions, reflecting recent substantial levels of capital spending.

     Diesel fuel costs declined 23% in 1998 and 3% in 1997. The 1998 decrease was due to a 26% drop in the average price per gallon, which was the lowest since 1988, somewhat offset by a 3% increase in consumption. The 1997 decrease was due to the net effect of a 5% drop in the average price per gallon and a 3% increase in consumption.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased 23% in 1998 and were unchanged in 1997. The 1998 decline was due to cost recoveries from third parties and lower accruals for environmental remediation costs and to reduced personal injury expenses. In 1997, a reduction in personal injury expenses was offset by higher freight damage costs.
     The largest component of casualties and other claims expense is personal injury costs. Although NS experienced an increase in the number of reportable employee injuries in 1998, the number of claims declined, compared with 1997. Costs associated with employee and third-party injuries were lower in 1998, continuing the favorable trend experienced in recent years. However, these improvements were partially offset by an increase in costs related to so-called "occupational" injuries. Within the past decade, there has been a dramatic increase in the number of these types of claims. In 1998, almost two-thirds of the total employee injury cases settled and one-third of settlement payments made were related to occupational claims. These claims do not generally relate to a specific accident or event, but rather result from a claimed exposure over time to some condition of employment. As a result, many of these claims are asserted by employees who have retired or who no longer work for NS. NS continues to work actively to eliminate all accidents and exposure risks and to control associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act
(FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claim environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade
Congress to replace FELA with a no-fault workers' compensation system.
     NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage losses. However, it also retains reasonable levels of risk through self-insurance. In 1998, in recognition of ever-increasing jury awards, NS elected to increase the limit of liability insurance maintained, which did not result in a significant increase in premium expense.

     Other expenses increased 11% in 1998 and 1% in 1997. The 1998 increase was principally due to: (1) higher property and other taxes, due to the effects of favorable adjustments in prior years resulting from settlements with taxing authorities, and (2) increased travel expenses, mostly attributable to planning for the Conrail transaction.

Income Taxes
------------
     Income tax expense in 1998 was $215 million, for an effective rate of 25%, compared with an effective rate of 30% in 1997 and 35% in 1996. Excluding the equity in Conrail's after-tax earnings, the effective rate was 33% in 1998 and 34% in 1997.
     The effective rates in all three years were below the statutory federal and state rates -- results of investments in corporate-owned life insurance and in coal-seam gas properties and of favorable adjustments upon filing the prior year tax returns. In addition, 1998 benefited from favorable adjustments resulting from settlement of federal income tax years 1993-1994. 1997 benefited from favorable adjustments of accrued liabilities for state income taxes. 1996 benefited from favorable adjustments resulting from settlement of federal income tax years 1990-1992.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Discontinued Operations
-----------------------
     Income from discontinued operations includes the $105 million after-tax gain from the sale of NAVL (see Note 3 on page 66). Motor carrier operations in 1998 (January 1 through March 28) produced a $1 million loss; these same operations produced income of $22 million in 1997 and $17 million in 1996.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash provided by operating activities, NS' principal source of liquidity, decreased $260 million, or 23%, in 1998, and $48 million, or 4%, in 1997. Since consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments, and a significant portion of capital spending. The decrease in 1998 was principally the result of the decline in income from operations and higher interest payments related to the debt issued in mid-1997 in connection with the Conrail transaction. The decrease in 1997 was primarily the result of higher interest payments.

                       CASH PROVIDED BY OPERATIONS
         (Shown as a graph in the Annual Report to Stockholders)
                             ($ in millions)

              1998*    1997*    1996     1995    1994     1993
              ----     ----     ----     ----    ----     ----
             $  890   $1,150   $1,198   $1,234  $1,144   $  875

       Cash provided by operations declined in 1998, due to Conrail-related items that consumed a substantial amount of cash.

     * Excluding Conrail-related items, cash provided by operations would have been $1,240 million in 1998 and $1,241 million in 1997.

     Cash used for investing activities in 1998, 1997, and 1996 includes costs related to NS' acquisition in 1997 of a 58% economic interest in Conrail, and 1998 includes proceeds from the sale of NAVL. Excluding the investment in Conrail and NAVL sale proceeds, cash used for investing activities increased 8% in 1998 and 50% in 1997. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending, track, and equipment statistics for the past five years. Capital expenditures include amounts relating to capitalized leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 8 "Capital lease obligations" on page 72).

                          CAPITAL EXPENDITURES
      (Also shown as a graph in the Annual Report to Stockholders)

          ($ in millions)      1998    1997    1996    1995    1994
          ---------------      ----    ----    ----    ----    ----
          Road                $  612  $  599  $  438  $  386  $  385
          Equipment              442     306     326     338     240
          Other property           6      24      25      33      82
                              ------  ------  ------  ------  ------
               Total          $1,060  $  929  $  789  $  757  $  707
                              ======  ======  ======  ======  ======

       NS' capital expenditures have increased 66% since 1993 -- demonstrating commitment to make the investments necessary to support safe, efficient operations and revenue growth.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Capital expenditures increased 14% in 1998 and 18% in 1997. The increase in 1998 was due to significant outlays for roadway projects and equipment in anticipation of the Closing Date. The increase in 1997 was due to higher roadway additions that included construction costs for four Ford mixing centers.

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                               1998    1997    1996    1995    1994
                               ----    ----    ----    ----    ----
          Track miles of
           rail installed       429     451     401     403     480
          Miles of track
           surfaced           4,715   4,703   4,686   4,668   4,760
          New crossties
           installed
           (millions)           2.0     2.2     1.9     2.0     1.7

                    AVERAGE AGE OF RAILWAY EQUIPMENT

          (Years)              1998   1997    1996   1995   1994
          -------              ----   ----    ----   ----   ----
          Freight cars         23.6   23.0    22.3   22.0   21.9
          Locomotives          15.4   15.3    15.4   15.7   15.8
          Retired locomotives  20.6   23.3    24.4   22.6   23.6

     The 1998 decrease in the average age of retired locomotives resulted from: (1) a disproportionate share of early retirements due to casualties and service failures, and (2) retention of older units in anticipation of the Closing Date.
     Since 1988, NS has rebodied about 27,000 coal cars, and plans to continue that program. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the corresponding table.
     NS began an orderly disposition of approximately 17,000 freight cars in October 1994. This was completed in 1997, and "Property sales and other transactions" in the 1997 and 1996 Consolidated Statements of Cash Flows includes proceeds from such dispositions.
     For 1999, NS has budgeted $1.07 billion of capital expenditures, of which $300 million is related to Conrail properties to be operated by NS after the Closing Date. Some of the Conrail-related projects may be constructed by Conrail, which would reduce NS' capital spending.
     Approximately $650 million of the total projected spending is for roadway projects, including nearly $400 million for rail and bridge program work. Also included are projects to improve signaling and communications; track improvements, such as installation of second main lines and passing sidings to increase line capacity and upgrade service; and new and expanded intermodal and auto distribution terminals.
     Equipment purchases of almost $390 million include 138 six-axle, high-adhesion locomotives; multi-level automobile racks; high-cubic capacity, 60-foot boxcars for automotive parts; and covered coil cars to handle steel traffic. Also included in equipment spending is $87 million to support ongoing programs to improve equipment utilization, including the coal car rebody program and rebuilding of multi-level automobile racks, high-cubic capacity boxcars, covered hopper cars, and open-top coil cars.
     Capital expenditures are expected to remain at historically high levels, as projects related to the operation of Conrail's routes and assets will continue after the Closing Date.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Cash used for financing activities was $252 million in 1998 and included proceeds from the sale of additional commercial paper and equipment trust certificates. Cash provided by financing activities in 1997 included net proceeds from the issuance of $4.3 billion principal amount of unsecured notes and proceeds from the sale of commercial paper to finance NS' share of the cost of acquiring Conrail stock. Also included was $72 million of credit facility costs related to certain now-terminated commitments under credit agreements that were in place to support NS' tender offer for all shares of Conrail. Debt repayments in 1998 and 1997 included repayment of some commercial paper. NS' debt-to-total capitalization ratio was 56% at the end of 1998 and 58% at the end of 1997.
     Cash spent to purchase and retire common stock was $389 million in 1996. On Oct. 23, 1996, NS announced that the share purchase program had been suspended (see Note 13 on page 78).
     NS currently has in place a $2.8 billion credit facility to support its commercial paper program. In addition, NS registered
$1 billion of securities on Form S-3 (see Note 8 on page 70). During 1999, as in prior years, NS expects to finance a portion of its equipment acquisitions using equipment trusts and other traditional mechanisms.


JOINT ACQUISITION OF CONRAIL

     NS and CSX, through a jointly owned entity, control Conrail (see
Note 2 on page 62). NS will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999. Selection of that date permits additional programming and testing of information technology and other systems necessary for safe and efficient integration of operations -- matters as to which the parties must give assurances required under the STB's order approving the transaction.
     NS has negotiated (or has out for ratification) all but two of the labor implementing agreements necessary for closing. Arbitration awards (which set forth the implementing agreement provisions) have been received in the remaining two cases.
     NS plans to implement its own information technology systems on the portion of Conrail's routes and assets it will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS' systems. Most of this programming is completed, and testing has begun. Moreover, in the Shared Assets Areas, many of Conrail's existing systems will continue to be used and, therefore, must be able to work with both NS' and CSX's systems and be made Year-2000 compliant (see also the discussion on page 46 concerning Conrail's Year-2000 compliance efforts).
     In anticipation of the Closing Date, NS has accumulated resources to enable it to operate its portion of Conrail's routes and assets. This has included maintaining or increasing its work force (particularly hiring and training additional train crews and management employees), acquiring or leasing equipment based on projected requirements, and beginning expansions to its facilities. These actions have resulted in increased operating expenses in 1998, and expenses of this type are anticipated to continue even after the Closing Date.
     The Closing Date marks the point at which Norfolk Southern Railway Company (NSR) actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS to begin to realize many of the anticipated transaction benefits. Realization of these benefits is dependent upon, among other things: (1) successful integration of NS' portion of Conrail's system into its railroad system; (2) successful operations within the Shared Assets Areas; and
(3) successful coordination of NSR's (and CSXT's) operations with the

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Shared Assets Areas' operations. In addition, increased rail competition in the Northeast could affect the extent of benefits realized. A failure by NS or CSX to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS' financial position, results of operations, or liquidity.

Conrail's Results of Operations, Financial Condition, and Liquidity
-------------------------------------------------------------------
     Conrail's net income was $267 million in 1998, compared with $7 million in 1997. Both years included transactions related to the acquisition and control of Conrail by NS and CSX that were excluded in determining NS' equity in earnings of Conrail.
     Conrail's operating revenues increased $98 million, or 3%, in 1998, due to a 4% increase in traffic volume, as all market groups except automotive posted increases for the year.
     Conrail's operating expenses decreased $95 million, or 3%, in 1998, and included a $170 million charge ($105 million after taxes) for severance benefits covering nonunion employees and $132 million ($82 million after taxes) of other charges and reserves. Operating expenses in 1997 included a $221 million charge in conjunction with the termination of the Conrail ESOP (which had no related income tax effect) and a $173 million charge ($142 million after taxes) for stock compensation and executive severance costs related to the change in ownership. In addition, Conrail's operating expenses reflect transition-related expenses of $149 million in 1998 (principally technology integration costs and employee stay bonuses) and $114 million in 1997 (principally investment banking, legal and consulting fees and employee stay bonuses). Excluding the effects of the acquisition-related compensation and transition costs, operating expenses increased 3%, compared with the 4% increase in traffic volume. Volume-related expense increases and higher casualty and other claims expenses were offset somewhat by lower diesel fuel costs.
     Conrail's cash provided by operations decreased $157 million, or 18%, in 1998, principally due to the higher incentive compensation payments and transition-related costs. Cash generated from operations has been the principal source of liquidity and is primarily used for capital expenditures and debt repayments. Capital expenditures totaled $550 million in 1998, and included $214 million for track program work and $198 million of equipment acquisitions. Debt repayments in 1998 were $119 million.
     Conrail had a working capital deficit of $202 million at Dec. 31, 1998, compared with a deficit of $254 million at Dec. 31, 1997. The deficit at year-end 1998 includes $234 million of employee-related liabilities, such as severance and stay bonus accruals, which are expected to be funded using assets from an employee benefits trust and Conrail's over-funded pension plan.
     During 1998, Conrail terminated its status as an SEC registrant and, therefore, it presently cannot issue any publicly traded securities. Conrail also terminated its $440 million uncollateralized bank credit facility that was used for general corporate purposes and to support its now-terminated commercial paper program. Conrail should continue to have sufficient cash flow to meet its ongoing obligations both before and after the integration of rail operations with NS and CSX.
     NS' equity in earnings of Conrail, net of amortization, was $194 million in 1998, and $117 million in 1997 (see Note 2).

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

OTHER MATTERS

Year-2000 Compliance
--------------------
     General -- In October 1995, NS initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS' senior management and by the Board's Audit Committee. The project is organized into three principal areas: mainframe systems, nonmainframe systems, and enterprise systems (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS expects to have all business-critical systems remediated, tested, and implemented by mid-1999.

     State of readiness -- For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages. Systems testing and implementation began in February 1999, and both are expected to be substantially completed in June 1999 but require use of the same resources needed for testing related to the Conrail transaction (see "Joint acquisition of Conrail," above).
     For most business-critical nonmainframe and enterprise systems, assessment has been completed. Remediation of some systems has begun, and completion for all business-critical systems is expected by April 1999. Testing and implementation will follow with expected completion for business-critical systems by mid-year 1999.
     NS also has initiated formal communications with third parties having a substantial relationship to its business (including other railroads, significant suppliers, larger customers, and financial institutions) to determine the extent to which NS may be vulnerable to any such third party's failure to achieve Year-2000 compliance. Thus far, NS has no information that indicates that a significant third party may be unable to provide goods or services or to request NS' services because of Year-2000 issues.

     Cost -- NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10% of NS' in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through Dec. 31, 1998, which were expensed, are immaterial to NS' results of operations. Total incremental costs are expected to be approximately $25 million.

     Contingency plans -- In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. Rather than adopting contingency plans, NS has established a series of initiatives to focus on business-critical systems to ensure continued operations in the event of a Year-2000 problem. If contingency plans for business-critical systems are warranted, they will be developed as needed.

     Conrail -- As a part of its preparations to integrate its railroad system with a portion of Conrail's system, NS is working with Conrail and CSX to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

be replaced by NS and CSX systems within six months after the Closing Date, or by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure.
Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in June 1999.

     Risks -- Failure to achieve Year-2000 compliance -- by NS, other railroads, its principal suppliers and customers, and certain financial institutions with which it has relationships -- could negatively affect NS' ability to conduct business for an extended period. Unanticipated delays in either the Conrail systems integration effort or the Year-2000 project could adversely affect NS' ability to complete the other. Management believes that NS will be successful in its Year-2000 compliance effort; however, there can be no assurance that all NS information technology systems and components will be fully Year-2000 compliant. In addition, other companies on which NS systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS' financial position, results of operations, or liquidity.

Market Risks and Hedging Activities
-----------------------------------
     NS does not engage in the trading of derivatives. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio.
     Of NS' total debt outstanding (see Note 8 on page 70), all is fixed-rate debt, except for commercial paper and $348 million of capital leases. As a result, NS' debt subject to interest rate exposure totaled $2.2 billion on Dec. 31, 1998. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $22 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.
     The average interest rate on commercial paper was 6.0% on Dec. 31, 1998 and 1997. During 1998, interest rates on NS' commercial paper ranged from 5.2% to 6.4%.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1998, the average pay rate under these agreements was 6.1%, and the average receive rate was 7.1%. During 1998, the effect of the swaps was to reduce interest expense by $3 million. A portion of the lease obligations is payable in Japanese yen. NS hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Changes and New Accounting Pronouncements
----------------------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on page 61, NS adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," in 1998.
     During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and AICPA Statement of Position 98-1
(SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," were issued. NS expects to adopt
SFAS 133 effective Jan. 1, 2000, and SOP 98-1 effective Jan. 1, 1999. Neither adoption is expected to have a material effect on NS' consolidated financial statements.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.
     The Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Ala., on behalf of African Americans currently employed or working since Dec. 16, 1989, who allege that the Corporation has discriminated against them in promotion to nonagreement positions because of their race. The nonjury trial on liability, which the Corporation vigorously defended, concluded in June 1997, and the matter is with the court for requesting briefs and decision. In the meantime, the parties have begun mediation of the case.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company, all of the common stock of which is owned by NS. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 individuals. Shortly after the trial, the Supreme Court of Louisiana ruled that, under the Louisiana Class Action Statute, the trial court cannot enter a judgment for punitive damages until all compensatory damages have been determined. In view of the number of individual plaintiffs claiming compensatory damages, this process could take years.
     As of Feb. 19, 1999, the trial court had not ruled on motions filed by defendants seeking relief from the jury's verdicts. The trial court has, however, ordered that another case involving 20 plaintiffs be set for trial on March 22, 1999. The defendants are challenging in the Louisiana Supreme Court the trial court's action in setting additional cases for trial prior to a final determination of the validity of the original trial.
     Management will continue to monitor the progress of this litigation, and will, if necessary, pursue appropriate appeals. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification.
     While the final outcome of these matters and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately $4 million in 1998, $21 million in 1997, and $25 million in 1996, and capital expenditures totaled approximately $7 million in 1998 and $6 million in both 1997 and 1996. Operating expenses were substantially lower in 1998 compared with recent years, principally due

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

to a combination of increased recoveries from third parties of amounts paid by NS in prior years for environmental clean-up and remediation, and favorable development experience on identified sites.
Operating expenses in 1999 are expected to return to a level more consistent with that experienced prior to 1998. Capital expenditures in 1999 are expected to be somewhat higher than in 1998.
     As of Dec. 31, 1998, NS' balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable clean-up and remediation costs based on available information at 132 identified locations. On that date, 15 sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 132 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that AGS and certain other potentially responsible parties (PRP) were responsible for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA indicated that it has expended $140 million at the site and expects to expend still more in connection with its groundwater "pump and treat" program. Because all other solvent PRP had settled or been dismissed, and because of an unfavorable district court ruling in February 1999, NS agreed to settle all claims by the EPA and Louisiana for $13 million, thereby avoiding litigation and possible appeal costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations, or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Labor Agreements
----------------
     Approximately 85% of NS' railroad employees are represented by labor unions under collective bargaining agreements with 15 different labor organizations. The agreements currently in force will remain in effect through Dec. 31, 1999, and thereafter until new agreements are reached or the Railway Labor Act's procedures are exhausted.

Inflation
---------
     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS, a capital-intensive company, has most of its capital invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

Trends
------
     - Federal economic regulation -- Efforts may be made in 1999 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

     - Reduction of "greenhouse" gases -- In December 1997, international environmental officials meeting in Kyoto, Japan, agreed to reduce substantially the emission of so-called "greenhouse" gases by 2010. Agreement on such reductions was reached on the basis of questionable scientific evidence and in spite of the fact that the burden of the reduction regimen will be borne disproportionally by developed nations such as the United States. NS, the rail industry, and a wide variety of other affected constituencies in the United States expect to assure that, prior to a Senate vote on the proposed treaty, the public and governmental authorities have available to them additional scientific information and data concerning other effects that are likely to result from implementation.

     - Utility deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant parties. The effects of deregulation on NS and on its customers cannot be predicted with certainty; however, NS serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the realization and the timing of benefits expected to result from consummation of the Conrail transaction.



Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
-------   ----------------------------------------------------------

          The information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" on page 47 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)

                                      Three Months Ended
                          ------------------------------------------
                          March 31    June 30    Sept. 30    Dec. 31
                          --------    -------    --------    -------
                       (In millions of dollars except per share amounts)
     1998
     ----
Railway operating
 revenues                     $1,066    $1,079     $1,048     $1,028
Income from railway
 operations                      251       293        258        250
Income from continuing
 operations                      132       187        151        160
Net income                       229       187        158        160
Earnings per share - Basic    $ 0.61    $ 0.49     $ 0.42     $ 0.42
                   - Diluted  $ 0.61    $ 0.48     $ 0.42     $ 0.42


     1997
     ----
Railway operating
 revenues                     $1,046    $1,067     $1,048     $1,062
Income from railway
 operations                      281       321        297        314
Income from continuing
 operations                      125       186        169        219
Net income                       128       190        179        224
Earnings per share - Basic    $ 0.34    $ 0.51     $ 0.47     $ 0.59
                   - Diluted  $ 0.34    $ 0.50     $ 0.47     $ 0.59



NOTE: All per share amounts have been restated to reflect the Sept. 5, 1997, three-for-one stock split.

------    -------------------------------------------

               Index to Financial Statements:                   Page
               -----------------------------                    ----

          Consolidated Statements of Income
            Years ended December 31, 1998, 1997, and 1996         54

          Consolidated Balance Sheets
            As of December 31, 1998 and 1997                      55

          Consolidated Statements of Cash Flows
            Years ended December 31, 1998, 1997, and 1996         57

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1998, 1997, and 1996         59

          Notes to Consolidated Financial Statements              60

          Independent Auditors' Report                            83


      The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 86.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income

                                        Years ended December 31,
                                       1998      1997      1996
                                       ----      ----      ----
                           ($ in millions, except earnings per share)

RAILWAY OPERATING REVENUES            $ 4,221   $ 4,223   $ 4,101

RAILWAY OPERATING EXPENSES
 Compensation and benefits              1,492     1,405     1,400
 Materials, services, and rents           806       685       624
 Depreciation                             437       421       408
 Diesel fuel                              174       227       233
 Casualties and other claims               95       123       123
 Other                                    165       149       148
                                      -------   -------   -------
     Total railway operating
      expenses                          3,169     3,010     2,936
                                      -------   -------   -------

     Income from railway
      operations                        1,052     1,213     1,165

Equity in earnings of Conrail
 (Note 2)                                 194       117        --
Charge for credit facility costs
 (Note 2)                                  --       (77)       --
Other income - net (Note 4)               115       130       117
Interest expense on debt (Note 6)        (516)     (385)     (116)
                                      -------   -------   -------
     Income from continuing
      operations before income
      taxes                               845       998     1,166

Provision for income taxes
 (Note 5)                                 215       299       413
                                      -------   -------   -------
     Income from continuing
      operations                          630       699       753

Discontinued operations (Note 3):
 Income (loss) from motor carrier
  operations, net of taxes                 (1)       22        17
 Gain on sale of motor carrier,
  net of taxes                            105        --        --
                                      -------   -------   -------
     Income from discontinued
      operations                          104        22        17
                                      -------   -------   -------
     NET INCOME                       $   734   $   721   $   770
                                      =======   =======   =======


EARNINGS PER SHARE (NOTE 14)
 Income from continuing
  operations   - Basic                $  1.66   $  1.85   $  1.98
               - Diluted              $  1.65   $  1.84   $  1.96

 Net income    - Basic                $  1.94   $  1.91   $  2.03
               - Diluted              $  1.93   $  1.90   $  2.01

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                                 As of December 31,
                                                  1998      1997
                                                  ----      ----
                                                  ($ in millions)
ASSETS
Current assets:
 Cash and cash equivalents                       $     5   $    34
 Short-term investments                               58       125
 Accounts receivable, net of allowance
  for doubtful accounts of $4 million
  and $3 million, respectively                       519       552
 Materials and supplies                               59        58
 Deferred income taxes (Note 5)                      141       114
 Other current assets                                131       119
 Net assets of discontinued operations                --       101
                                                 -------   -------
     Total current assets                            913     1,103
                                                 -------   -------

Investment in Conrail (Note 2)                     6,210     5,888
Properties less accumulated depreciation
 (Note 6)                                         10,477     9,904
Other assets                                         580       455
                                                 -------   -------
     TOTAL ASSETS                                $18,180   $17,350
                                                 =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 7)                      $   600   $   624
  Income and other taxes                             151       169
  Other current liabilities (Note 7)                 225       212
  Current maturities of long-term debt
   (Note 8)                                          141        61
  Short-term debt (Note 8)                            --        27
                                                 -------   -------
     Total current liabilities                     1,117     1,093
                                                 -------   -------

Long-term debt (Note 8)                            7,483     7,398
Other liabilities (Note 10)                        1,065       885
Minority interests                                    49        49

Deferred income taxes (Note 5)                     2,545     2,480
                                                 -------   -------
     TOTAL LIABILITIES                            12,259    11,905
                                                 -------   -------

                                                       (continued)

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets (continued)

                                                 As of December 31,
                                                  1998      1997
                                                  ----      ----
                                                  ($ in millions)
Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized (Note 13);
  issued 401,031,994 shares and 398,912,698
  shares, respectively                               401       399
 Additional paid-in capital                          296       241
 Accumulated other comprehensive income
  (Note 13)                                           (8)        5
 Retained income                                   5,252     4,821

 Less treasury stock at cost, 21,627,904
  shares and 21,757,902 shares,
  respectively                                       (20)      (21)
                                                 -------   -------
     TOTAL STOCKHOLDERS' EQUITY                    5,921     5,445
                                                 -------   -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                     $18,180   $17,350
                                                 =======   =======




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows

                                            Years ended December 31,
                                            1998      1997      1996
                                            ----      ----      ----
                                                ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $   734   $   721   $   770
 Reconciliation of net income to
  net cash provided by continuing
  operations:
   Depreciation                                450       432       419
   Deferred income taxes                       114        75        92
   Equity in earnings of Conrail              (194)     (117)       --
   Charge for credit facility costs             --        77        --
   Nonoperating gains and losses
     on properties and investments             (51)      (63)      (57)
   Income from discontinued operations        (104)      (22)      (17)
   Changes in assets and liabilities
     affecting continuing operations:
       Accounts receivable                      33       (23)       (1)
       Materials and supplies                   (1)        3        (1)
       Other current assets                    (16)       (8)      (13)
       Current liabilities other than debt     (23)      115        (8)
       Other - net                             (50)      (44)      (16)
                                           -------   -------   -------
       Net cash provided by continuing
        operations                             892     1,146     1,168

       Net cash provided by (used for)
         discontinued operations                (2)        4        30
                                           -------   -------   -------
       Net cash provided by operating
        activities                             890     1,150     1,198

CASH FLOWS FROM INVESTING ACTIVITIES
 Property additions                           (956)     (875)     (680)
 Property sales and other transactions          83        74       130
 Investment in Conrail                         (40)   (5,741)      (10)
 Investments, including short-term            (116)     (185)     (209)
 Investment sales and other transactions       155       217       245
 Proceeds from sale of motor carrier           207        --        --
                                           -------   -------   -------
       Net cash used for investing
        activities                            (667)   (6,510)     (524)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends                                    (303)     (301)     (284)
 Common stock issued - net                      34        24        29
 Purchase and retirement of common stock        --        --      (389)
 Commercial paper proceeds                     129     1,540        --
 Credit facility costs paid                     --       (72)       (5)
 Proceeds from long-term borrowings             67     4,241       209
 Debt repayments                              (179)     (245)      (93)
                                           -------   -------   -------
       Net cash provided by (used for)
         financing activities                 (252)    5,187      (533)

       Net increase (decrease) in cash
         and cash equivalents                  (29)     (173)      141

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)

                                            Years ended December 31,
                                            1998      1997      1996
                                            ----      ----      ----
                                                ($ in millions)

CASH AND CASH EQUIVALENTS
 At beginning of year                           34       207        66
                                           -------   -------   -------
 At end of year                            $     5   $    34   $   207
                                           =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest (net of amounts capitalized)    $   519   $   379   $   128
  Income taxes                             $    76   $   209   $   324





See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity

                                        Accumu-
                                        lated
                               Addi-    Other
                               tional   Compre-
                       Common  Paid-In  hensive   Retained Treasury
                       Stock   Capital  Income    Income   Stock    Total
                       ------- -------  -------   -------  -------- -----
                                         ($ in millions)

BALANCE DECEMBER 31,
 1995                  $  136   $  431   $    3   $4,280   $  (21)  $4,829
Comprehensive income
 - 1996
   Net income                                        770               770
   Other comprehen-
    sive income
    (Note 13)                                --                         --
                                                                    ------
     Total compre-
      hensive income                                                   770
Dividends on Common
 Stock                                              (284)             (284)
Purchase and retire-
 ment of Common
 Stock                     (5)     (15)             (365)             (385)
Other                       1       46                                  47
                       ------   ------   ------   ------   ------   ------

BALANCE DECEMBER 31,
 1996                     132      462        3    4,401      (21)   4,977
Comprehensive income
 - 1997
  Net income                                         721               721
  Other comprehen-
   sive income
   (Note 13)                                  2                          2
                                                                    ------
     Total compre-
      hensive income                                                   723
Dividends on Common
 Stock                                              (301)             (301)
3-for-1 stock split,
 effective Sept. 5        266     (266)               --                --
Other                       1       45                                  46
                       ------   ------   ------   ------   ------   ------

BALANCE DECEMBER 31,
 1997                     399      241        5    4,821      (21)   5,445
Comprehensive income
 - 1998
  Net income                                         734               734
  Other comprehen-
   sive income
   (Note 13)                                (13)                       (13)
                                                                    ------
     Total compre-
      hensive income                                                   721
Dividends on Common
 Stock                                              (303)             (303)
Other                       2       55                          1       58
                       ------   ------   ------   ------   ------   ------

BALANCE DECEMBER 31,
 1998                  $  401   $  296   $   (8)  $5,252   $  (20)  $5,921
                       ======   ======   ======   ======   ======   ======


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, currently operating approximately 14,400 route miles primarily in the Southeast and Midwest. After the Closing Date (see Note 2), operations will extend into the Northeast. The consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS). Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). Financial results of a former motor carrier subsidiary, North American Van Lines, Inc. (NAVL), are reflected as "Discontinued operations" (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.
     The railroad transports raw materials, intermediate products, and finished goods classified in the following market groups: coal; paper, clay, and forest products; chemicals; automotive; agriculture, consumer products, and government; metals and construction; and intermodal. Except for coal, all groups are approximately equal in size based on revenues; coal accounts for about 30% of total railway operating revenues. Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States.
     Through a jointly owned entity, Norfolk Southern and CSX Corporation (CSX) own the stock of Conrail Inc., which owns the major freight railroad in the Northeast that operates approximately 10,800 route miles. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity (see Note 2).

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading," or "available-for-sale." On Dec. 31, 1998 and 1997, all "Short-term investments," consisting primarily of United States government and federal agency securities, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated other comprehensive income."

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 17%. In 1998, the overall depreciation rate averaged 2.8% for roadway and 4.0% for equipment. NS capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other income" (see Note 4).
     NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS does not engage in the trading of derivatives. NS has entered into a limited number of derivative agreements to hedge interest rate exposures on certain components of its debt portfolio. All of these derivative instruments are designated as hedges, have high correlation with the underlying exposure, and are highly effective in offsetting underlying price movements. Accordingly, payments made or received under interest rate swap agreements are recorded in the income statement with the corresponding interest expense. Payments made to hedge interest rate exposure related to the anticipated issuance of debt were deferred as a reduction of the debt proceeds and are being amortized to interest expense over the life of the underlying debt.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 1998, NS adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
(SFAS 130). This statement requires presentation of comprehensive income (net income plus all other changes to net assets from nonowner sources) and its components in the financial statements. NS presents comprehensive income in its Consolidated Statements of Changes in Stockholders' Equity and has reclassified prior years' amounts to conform to the new presentation. Adoption of SFAS 130 had no impact on total stockholders' equity or net income (see Note 13).

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NS adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other
Postretirement Benefits," in its 1998 Annual Report. SFAS 132 revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of liabilities associated with such plans (see Note 11).

Reclassifications
-----------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 1998 presentation.


2.   JOINT ACQUISITION OF CONRAIL

Background and Overview
-----------------------
     On April 8, 1997, NS and CSX agreed jointly to acquire Conrail Inc. (Conrail), the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast.
     On May 23, 1997, NS and CSX, through a jointly owned entity, completed the acquisition of tendered Conrail stock which they placed in a voting trust pending the issuance and effectiveness of the Surface Transportation Board's (STB) written decision approving their joint application to control Conrail. NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.
     On June 17, 1997, NS and CSX executed the Transaction Agreement, dated as of June 10, 1997, which generally outlined the methods of governing and operating Conrail and its subsidiaries when they became subject to NS' and CSX's joint control.
     On Aug. 22, 1998, the STB's written decision approving the control application became effective (the "Control Date"). As a result, NS and CSX: (1) dissolved the voting trust, and (2) are authorized, among other things, to implement the transactions contemplated in the Transaction Agreement. A new Conrail Board of Directors was elected which consists of an equal number of NS-appointed and CSX-appointed directors.
     It is expected that Conrail's operations will continue substantially unchanged until NS and CSX commence operating the respective Conrail properties that will be leased to their railroad subsidiaries, an event that NS and CSX have agreed will occur on June 1, 1999 (the "Closing Date"). A failure by NS or CSX to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS' financial position, results of operations, and liquidity.
     After the Closing Date, NS and CSX will provide substantially all rail freight services on Conrail's route system, perform or be responsible for performance of most services incident to customer freight contracts, and employ the majority of Conrail's work force. From time to time, NS and CSX, as the indirect owners of Conrail, may need to fund Conrail's cash requirements through capital contributions, loans, or advances.
     Until the Closing Date, NS' railroad subsidiaries will continue to have transactions in the normal course of business with Conrail's railroad subsidiary.

The Transaction Agreement and Operating Agreements
--------------------------------------------------
     The Transaction Agreement provides, among other things, that after the Closing Date, the railroads of NS and CSX (Norfolk Southern Railway Company [NSR] and CSX Transportation, Inc. [CSXT], respectively) will: (1) separately operate, pursuant to operating and lease agreements with two limited liability companies (Pennsylvania Lines LLC [PRR] and New York Central Lines LLC [NYC]) that will be wholly owned by Conrail, portions of the routes and assets now owned

------    -------------------------------------------

2.   JOINT ACQUISITION OF CONRAIL (continued)

and operated by Conrail (the "Allocated Assets"), and (2) have joint and exclusive access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). Conrail will continue to provide certain system support operations for the benefit of itself, NSR, and CSXT. All pre-existing Conrail obligations, including environmental liabilities, will remain obligations of Conrail (or, in some cases, of PRR or NYC).
     The Operating Agreement between NSR and PRR, which governs all nonequipment assets to be used by NSR, will have an initial 25-year term, renewable at the option of NSR for two 10-year terms; payments under that agreement will be fair market rental values that are subject to adjustment every six years to reflect changes in such values. NSR also will lease from PRR a number of equipment assets at fair market rentals. NS' payments to PRR under the Operating Agreement and equipment lease agreements will be significant in amount. In addition, all costs necessary to operate the PRR assets will be borne by NSR.
     CSXT will enter into an Operating Agreement and lease agreements with NYC that contain terms and conditions identical to those in the comparable agreements between NSR and PRR, and it will bear all costs necessary to operate the NYC assets.
     NSR also will pay a portion of the costs (CSXT will pay the remainder) to operate over the Shared Assets Areas, which will be based on fair value and percentage usage.
     Many employees of Conrail will be employed by NS or NSR, and, in some cases, relocated at NS' or NSR's cost. Some Conrail employees not hired by either NS or CSX will remain at Conrail and perform services in the Shared Assets Areas or carry out general corporate functions. Other Conrail employees were or will be separated from service, after a transition period, and will be entitled to contractual or STB-imposed severance benefits. The Transaction Agreement provides that: (1) separation costs related to Conrail's nonunion employees are to be borne by Conrail, and (2) separation costs related to Conrail's union employees are to be borne primarily by either NSR or CSXT.
     NS will direct the appointment of the directors of PRR, and CSX will direct the appointment of the directors of NYC. It is expected that the directors of PRR and NYC will have control over the daily operations of these companies, but certain key decisions, including all modifications and changes to either Operating Agreement, must be made by the Conrail board. By virtue of their indirect ownership of Conrail, NS and CSX will each have an indirect economic interest of 58% and 42%, respectively, in both PRR and NYC.

Investment in Conrail
---------------------

     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB No. 18, "The Equity Method of
Accounting for Investments in Common Stock." In August 1998, the effective date of the STB decision, NS' investment in Conrail exceeded its 58% of Conrail's net equity by $4.1 billion. This excess has been allocated to the fair values of Conrail's assets and liabilities, using the principles of purchase accounting, as follows:

     ($ in millions)
     ---------------
     Property, equipment, and investments in
      railroads                                     $6,514
     Other assets, principally pension and
      other employee benefit plans and trusts          274
     Debt revaluation and other liabilities            (85)
     Deferred taxes                                 (2,579)
                                                    ------
            Total                                   $4,124
                                                    ======

------    -------------------------------------------

2.   JOINT ACQUISITION OF CONRAIL (continued)

     NS is amortizing this excess based principally on the estimated remaining useful lives of Conrail's property and equipment, net of the related deferred tax effect of the differences in tax and accounting bases for certain assets. At Dec. 31, 1998, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $4.1 billion, and the related amortization amounted to $72 million annually.
     NS' investment in Conrail includes $165 million ($101 million after taxes) of costs that will be paid by NS. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction, and (2) costs to relocate Conrail employees. Most of NS' costs are expected to be paid in the two years following the Closing Date, and $60 million of such are classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. In 1998, NS charged $5 million of costs to these liabilities.
     Conrail's underlying net equity reflects liabilities recognized by Conrail primarily for separations of nonunion employees and for change-in-control obligations. In 1997 and 1998, Conrail recorded $550 million of after-tax charges for these liabilities (see "Summary financial information -- Conrail," below).
     The liabilities recorded by NS and Conrail are based on preliminary estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These liability estimates, along with the fair value allocation, may be modified as more information becomes available, as Management's integration plans evolve, and as labor implementing agreements are negotiated. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, amounts ultimately included in the allocation could differ from the original estimates; however, any such differences are not now expected to be material to NS' financial position, results of operations, or liquidity. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS employees and for disposing of NS facilities will be charged to operating expense.

Income and Pro Forma Effects
----------------------------
     Since May 23, 1997 (the date on which NS and CSX completed their joint acquisition of Conrail stock), NS' financial statements have reflected its 58% economic interest in Conrail, using the equity method of accounting. NS' Consolidated Statements of Income for the years ended Dec. 31, 1998 and 1997, include several Conrail-related items. Increasing NS' income over these periods is its equity in the earnings of Conrail, net of amortization, adjusted for the effects of certain transactions related to the acquisition and control of Conrail by NS and CSX. Decreasing NS' income over the same periods are principally: (1) interest expense on debt issued to finance NS' share of the joint acquisition of Conrail stock, (2) credit facility costs, including a $77 million charge expensed in the first quarter of 1997 related to a previous attempt to acquire 100% of Conrail's stock, and
(3) integration expenses (which have been included in "Railway operating expenses").

------    -------------------------------------------

2.   JOINT ACQUISITION OF CONRAIL (continued)

     Had NS acquired its investment in Conrail on Jan. 1, 1997, NS' net income and diluted earnings per share for the year ended Dec. 31, 1997, would have been $671 million and $1.77, respectively. These pro forma results reflect only the application of the equity method of accounting and the specific financing costs previously identified. They reflect neither costs of operating PRR's assets nor any synergies expected to result from NS' operation of PRR's assets and access to the Shared Assets Areas. Accordingly, such results do not include or otherwise take into account any potential increase in NS' revenues or operating income, estimated cost savings, effects of increased competition in the Northeast, or future integration costs. The effects of the foregoing will be substantial. As a result, this pro forma information is not, and is not intended to be, indicative of the results of operations after the Closing Date. Following the Closing Date and commencement of operations over lines leased from PRR and in the Shared Assets Areas, NS will begin to report rail operating revenues and expenses associated with these leased assets in its financial statements.

Summary Financial Information -- Conrail
----------------------------------------
     The following summary financial information was provided by Conrail's Management and should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

Summarized Consolidated Statements of Income -- Conrail
-------------------------------------------------------

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     Operating revenues              $3,863    $3,765    $3,714
     Operating expenses               3,348     3,443     3,113
                                     ------    ------    ------
       Operating income                 515       322       601
     Other - net                        (81)      (87)      (70)
                                     ------    ------    ------
       Income before income taxes       434       235       531
     Provision for income taxes         167       228       189
                                     ------    ------    ------
       Net income                    $  267    $    7    $  342
                                     ======    ======    ======

Note: This Conrail financial information includes the effects of the following transactions that related to the acquisition and control of Conrail by NS and CSX, and, accordingly, were excluded in determining NS' equity in Conrail's net income. Conrail's operating expenses for 1998 include a $187 million after-tax charge for the following:
(1) $105 million for estimated nonunion severance obligations and
(2) $82 million of other charges and reserves. Conrail's operating expenses for 1997 included the following: (1) a $221 million (no related tax effect) charge in conjunction with the termination of the Conrail ESOP and (2) a $142 million after-tax charge for transaction-related stock compensation costs and change-in-control benefits.

------    -------------------------------------------

2.   JOINT ACQUISITION OF CONRAIL (continued)

Summarized Consolidated Balance Sheets -- Conrail
-------------------------------------------------

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Assets:
       Current assets                   $1,005         $  954
       Noncurrent assets                 7,895          7,530
                                        ------         ------
            Total assets                $8,900         $8,484
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $1,207         $1,208
       Noncurrent liabilities            4,037          4,111
       Stockholders' equity              3,656          3,165
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,900         $8,484
                                        ======         ======


3.   DISCONTINUED OPERATIONS -- MOTOR CARRIER

     On March 28, 1998, NS sold all the common stock of North American Van Lines, Inc. (NAVL), its motor carrier subsidiary. Total proceeds from the sale were $207 million, resulting in a $90 million pretax gain ($105 million, or 28 cents per basic and diluted share, after taxes). The higher after-tax gain was the result of differences between book and tax bases and the realization of deferred tax benefits.

     NAVL's results of operations, financial position, and cash flows are presented as "Discontinued operations" in the accompanying financial statements. A summary of NAVL's results of operations follows:

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     Motor carrier revenues          $  207    $  942    $  930
     Motor carrier expenses             208       907       898
     Other income (expense)              --        --        (1)
     Provision for income taxes          --        13        14
                                     ------    ------    ------
       Income (loss) from
        operations                       (1)       22        17
     Gain on sale, net of taxes         105        --        --
                                     ------    ------    ------
       Income from
        discontinued operations      $  104    $   22    $   17
                                     ------    ------    ------
     Earnings per share (basic
      and diluted) from discon-
      tinued operations              $ 0.28    $ 0.06    $ 0.05
                                     ======    ======    ======

     "Net assets of discontinued operations" of $101 million at Dec. 31, 1997, consisted of $192 million of current assets, $100 million of long-term assets, $130 million of current liabilities, and $61 million of long-term liabilities.

------    -------------------------------------------

4.   OTHER INCOME -- NET

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     Royalties from coal             $   57    $   58    $   59
     Gains from sale of properties
      and investments                    51        56        57
     Rental income                       26        22        20
     Interest income                     12        30        22
     Corporate-owned life insurance
      - net                              11         7         6
     Gain from partial redemption
      of partnership interest            --         7        --
     Other interest expense             (21)      (27)      (29)
     Nonoperating depletion
      and depreciation                  (13)      (11)      (11)
     Taxes on nonoperating property      (4)       (5)       (8)
     Other - net                         (4)       (7)        1
                                     ------    ------    ------
            Total                    $  115    $  130    $  117
                                     ======    ======    ======


5.   INCOME TAXES

Provision for Income Taxes
--------------------------

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     Current:
       Federal                       $   89    $  197    $  280
       State                             12        27        41
                                     ------    ------    ------
            Total current taxes         101       224       321

     Deferred:
       Federal                          100        78        75
       State                             14        (3)       17
                                     ------    ------    ------
            Total deferred taxes        114        75        92
                                     ------    ------    ------
            Provision for income
             taxes                   $  215    $  299    $  413
                                     ======    ======    ======

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------

     Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

5.   INCOME TAXES (continued)
                                      1998        1997         1996
     ($ in millions)                Amount %    Amount %     Amount %
     ---------------                ------ --   ------ --    ------ --
     Federal income tax at
      statutory rate                 $296  35    $349  35     $408  35
     State income taxes, net of
      federal tax benefit              17   2      16   2       37   3
     Equity in earnings of
      Conrail                         (68) (8)    (41) (4)      --  --
     Corporate-owned life
      insurance                       (11) (1)    (10) (1)     (15) (1)
     Other - net                      (19) (3)    (15) (2)     (17) (2)
                                     ----  --    ----  --     ----  --
            Provision for
             income taxes            $215  25    $299  30     $413  35
                                     ====  ==    ====  ==     ====  ==

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS purchased from a third party pursuant to a safe harbor lease agreement in 1981. The Tax Court finalized this decision in February 1997, and all avenues of appeal have been exhausted. NS has requested payment and filed suit to collect from the third party in accordance with indemnification provisions of the lease agreement, and Management believes that this receivable will be collected.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

5.   INCOME TAXES (continued)

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Deferred tax assets:
       Reserves, including casualty
        and other claims                $   157        $   144
       Employee benefits                    209            155
       Retiree health and death
        benefit obligation                  127            133
       Taxes, including state and
        property                            173            171
       Other                                 41             52
                                        -------        -------
            Total gross deferred
             tax assets                     707            655
       Less valuation allowance              (3)            (2)
                                        -------        -------
            Net deferred tax assets         704            653
                                        -------        -------
     Deferred tax liabilities:
       Property                          (3,023)        (2,925)
       Other                                (85)           (94)
                                        -------        -------
            Total gross deferred
             tax liabilities             (3,108)        (3,019)
                                        -------        -------
            Net deferred tax
             liability                   (2,404)        (2,366)
            Net current deferred tax
             assets                         141            114
                                        -------        -------
            Net long-term deferred
             tax liability              $(2,545)       $(2,480)
                                        =======        =======

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1994. The consolidated federal income tax returns for 1995 and 1996 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.


6.   PROPERTIES

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Railway property:
       Road                             $ 9,267        $ 8,853
       Equipment                          5,157          4,881
     Other property                         639            605
                                        -------        -------
                                         15,063         14,339
     Less: Accumulated depreciation       4,586          4,435
                                        -------        -------
            Net properties              $10,477        $ 9,904
                                        =======        =======

------    -------------------------------------------

6.   PROPERTIES (continued)

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1998, 1997, and 1996 was $537 million, $402 million, and $128 million, respectively, of which $21 million, $17 million, and $12 million was capitalized.


7.   CURRENT LIABILITIES

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Accounts payable:
       Accounts and wages payable       $  283         $  281
       Casualty and other claims           144            172
       Vacation liability                   81             80
       Equipment rents payable - net        72             67
       Other                                20             24
                                        ------         ------
            Total                       $  600         $  624
                                        ======         ======

     Other current liabilities:
       Interest payable                 $   91         $  115
       Accrued Conrail-related costs
        (Note 2)                            67             25
       Liabilities for forwarded
        traffic                             27             31
       Retiree health and death
        benefit obligation (Note 11)        24             23
       Other                                16             18
                                        ------         ------
            Total                       $  225         $  212
                                        ======         ======


8.   DEBT

Shelf Registration
------------------
     In November 1998, NS filed with the Securities and Exchange
Commission a shelf registration statement on Form S-3 covering the issuance of up to $1 billion of securities; as of Dec. 31, 1998, no such securities had been issued.

------    -------------------------------------------

8.   DEBT (continued)

Long-Term Debt
--------------

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Commercial paper classified as
      long-term debt at an average
      rate of 6.0%                      $1,889         $1,871
     Notes at average rates and
      maturities as follows:
       6.85%, maturing 2000 to 2002      1,097          1,096
       7.45%, maturing 2004 to 2007      1,192          1,191
       8.10%, maturing 2017 to 2021        798            798
       7.80%, maturing 2027                792            792
       7.05%, maturing 2037                746            745
       7.90%, maturing 2097                350            350
     Railroad equipment obligations
      at an average rate of 7.4%,
      maturing to 2009                     376            355
     Capitalized leases at an average
      rate of 6.1%, maturing to 2015       349            246
     Other debt at an average rate of
      5.4%, maturing to 2015                35             15
                                        ------         ------
            Total long-term debt         7,624          7,459
                                        ------         ------
            Less: current maturities       141             61
                                        ------         ------
            Long-term debt less
             current maturities         $7,483         $7,398
                                        ======         ======

     Long-term debt matures as follows:
       2000                             $  472
       2001                                267
       2002                                563
       2003                                 65
       2004 and subsequent years         6,116
                                        ------
            Total                       $7,483
                                        ======

     The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

------    -------------------------------------------

8.   DEBT (continued)

Commercial Paper
----------------
     Commercial paper debt is due within one year, but has been classified as long-term because NS has the ability through a $2.8 billion credit agreement to convert this obligation into longer term debt. The credit agreement expires in 2002 and provides for interest on borrowings at prevailing rates. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

Capital Lease Obligations
-------------------------
     During 1998, 1997, and 1996, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998, $64 million in 1997, and $108 million in 1996, were reflected in the Consolidated Balance Sheets as debt, and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 6.5% for those entered into in 1998, 7.0% for those entered into in 1997, and 6.5% for those entered into in 1996. All were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1998, the average interest rate on these locomotive leases was 6.1%. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

Debt Covenants
--------------
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement and certain restrictions on issuance of further debt. At Dec. 31, 1998, NS believes it was in compliance with all debt covenants.


9.   LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road, and other property. Future minimum lease payments are as follows (these amounts do not include payments under the Operating Agreement and lease agreements with PRR - see Note 2):

------    -------------------------------------------

9.   LEASE COMMITMENTS (continued)

     ($ in millions)                 Operating Leases  Capital Leases
     ---------------                 ----------------  --------------
     1999                               $   76         $   47
     2000                                   69             47
     2001                                   44             47
     2002                                   37             47
     2003                                   36             46
     2004 and subsequent years             605            232
                                        ------         ------
            Total                       $  867            466
                                        ======

     Less imputed interest on capital
      leases at an average rate
      of 7.1%                                             117
                                                       ------

     Present value of minimum lease
      payments included in debt                        $  349
                                                       ======

Operating lease expense
-----------------------

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     Minimum rents                   $   75    $   68    $   65
     Contingent rents                    40        43        38
                                     ------    ------    ------
            Total                    $  115    $  111    $  103
                                     ======    ======    ======


10.  OTHER LIABILITIES

                                             December 31,
     ($ in millions)                     1998           1997
     ---------------                     ----           ----
     Casualty and other claims          $  271         $  253
     Retiree health and death benefit
      obligation (Note 11)                 268            281
     Accrued Conrail-related costs         100             --
     Pension benefit liability
      (Note 11)                             72             57
     Other                                 354            294
                                        ------         ------
            Total                       $1,065         $  885
                                        ======         ======


11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees. Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments, and, in some cases, coverage provided under other group insurance policies.




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

                                Pension Benefits     Other Benefits
     ($ in millions)             1998      1997      1998      1997
     ---------------             ----      ----      ----      ----
     CHANGE IN BENEFIT
      OBLIGATIONS
     Benefit obligation at
      beginning of year        $  956    $  892    $  360    $  329
     Service cost                  13        11        10         9
     Interest cost                 67        66        24        25
     Amendment                     40        --        --        --
     Actuarial (gains) losses      61        62        (9)       18
     Benefits paid                (74)      (75)      (23)      (21)
                               ------    ------    ------    ------
          Benefit obligation
           at end of year       1,063       956       362       360
                               ------    ------    ------    ------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets
      at beginning of year      1,360     1,158       111        86
     Actual return on plan
      assets                      253       273        28        25
     Employer contribution          5         4        23        21
     Benefits paid                (74)      (75)      (23)      (21)
                               ------    ------    ------    ------
          Fair value of plan
           assets at end of
           year                 1,544     1,360       139       111
                               ------    ------    ------    ------
             Funded status        481       404      (223)     (249)

     Unrecognized initial net
      asset                       (16)      (23)       --        --
     Unrecognized (gain) loss    (517)     (442)      (57)      (30)
     Unrecognized prior
      service cost (benefit)       44         4       (12)      (25)
                               ------    ------    ------    ------
          Net amount
           recognized          $   (8)   $  (57)   $ (292)   $ (304)
                               ======    ======    ======    ======

     Amounts recognized in
      the Consolidated
      Balance Sheets consist
      of:
       Prepaid benefit cost    $   41    $   --    $   --    $   --
       Accrued benefit
        liability                 (72)      (57)     (292)     (304)
       Accumulated other
        comprehensive income       23        --        --        --
                               ------    ------    ------    ------
          Net amount
           recognized          $   (8)   $  (57)   $ (292)   $ (304)
                               ======    ======    ======    ======

     Of the pension plans included above, the nonqualified pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $72 million at Dec. 31, 1998, and $62 million at Dec. 31, 1997. These plans' projected benefit obligations were $77 million at Dec. 31, 1998, and $66 million at Dec. 31, 1997. Because of the nature of such plans, there are no plan assets in the nonqualified plans.
     After the Closing Date, when Conrail employees are hired by NS, should any pension obligation be assumed by NS that was earned under the Conrail plan, such obligation will be transferred to the NS plans, along with pension assets.

------    -------------------------------------------

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     NS amended its qualified pension plans, effective after the Closing Date, to conform certain provisions of its plan with the Conrail plan and to provide prior service credit to Conrail employees for benefits under the NS plan. The amendment, as it relates to NS employees, increased the pension benefit obligation at Dec. 31, 1998, by $40 million. The amendment, as it will relate to former Conrail employees hired by NS, will result in a further increase to the pension benefit obligation.

     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

                                      1998      1997      1996
                                      ----      ----      ----
     Funded status:
       Discount rate                  6.75%     7.25%     7.75%
       Future salary increases           5%     5.25%     5.25%
     Pension cost:
       Discount rate                  7.25%     7.75%     7.25%
       Return on assets in plans         9%        9%        9%
       Future salary increases        5.25%     5.25%        6%

Pension and Other Postretirement Benefit Costs Components
---------------------------------------------------------

     ($ in millions)                  1998      1997      1996
     ---------------                  ----      ----      ----
     PENSION BENEFITS
     Service cost                    $   13    $   11    $   12
     Interest cost                       67        66        67
     Expected return on plan
      assets                           (106)      (90)      (83)
     Amortization of prior service
      cost                                1         1         1
     Amortization of initial net
      asset                              (7)       (6)       (7)
     Recognized net actuarial (gain)
      loss                              (12)       (7)        2
                                     ------    ------    ------
       Net cost (benefit)            $  (44)   $  (25)   $   (8)
                                     ======    ======    ======
     OTHER POSTRETIREMENT BENEFITS
     Service cost                    $   10    $    9    $   10
     Interest cost                       24        25        24
     Expected return on plan assets      (9)       (7)       (6)
     Amortization of prior service
      cost                              (12)      (12)      (12)
     Recognized net actuarial (gain)
      loss                               (2)       --        --
                                     ------    ------    ------
       Net cost                      $   11    $   15    $   16
                                     ======    ======    ======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 8.0% for 1999 and 9.8% for 1998. The rate was assumed to decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in assumed health care cost trend would have the following effects:




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

                                             One percentage point
     ($ in millions)                         Increase    Decrease
     ---------------                         --------    --------
     Increase (decrease) in:
       Total service and interest cost
        components                            $   4       $  (3)
       Postretirement benefit obligation      $  28       $ (24)

     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $5 million in 1998 and $4 million in each of 1997 and 1996.

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. NS' expenses under these plans were $10 million in 1998, $9 million in 1997, and $8 million in 1996.


12.  LONG-TERM INCENTIVE PLAN

     Under the stockholder-approved Long-Term Incentive Plan, a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock, and performance share units (PSUs), up to a maximum 53,025,000 shares of Norfolk Southern Common Stock ("Common Stock"). Options may be granted for a term not to exceed 10 years but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Common Stock on the date of grant.
     The plan also permits the payment -- on a current or a deferred basis and in cash or in stock -- of dividend equivalents on shares of Common Stock covered by options or PSUs granted after Dec. 31, 1989, in an amount commensurate with dividends paid on Common Stock. Tax absorption payments, in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement, also are authorized.

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plan. Accordingly, PSUs, restricted stock, dividend equivalents, tax absorption payments, and SARs result in charges to net income, while stock options have no effect on net income. Related compensation costs were $25 million in 1998, $29 million in 1997, and $35 million in 1996. Had such compensation costs been determined in accordance with SFAS 123, net income would have been $718 million in 1998, $714 million in 1997, and $763 million in 1996; basic earnings per share would have been $1.90 in 1998, $1.90 in 1997, and $2.01 in 1996; and diluted earnings per share would have been $1.89 in 1998, $1.89 in 1997, and $1.99 in 1996.
These pro forma amounts include compensation costs as calculated using the Black-Scholes option-pricing model with an expected option life of five years; risk-free interest rates of 5.5% in 1998, 6.3% in 1997, and 5.2% in 1996; stock-price volatilities of 15% in 1998, 16% in 1997, and 18% in 1996; and, because dividend equivalents are paid, no dividend yield was assumed.

------    -------------------------------------------

12.  LONG-TERM INCENTIVE PLAN (continued)

Stock Option Activity
---------------------

                                                       Weighted Average
                                     Option Shares      Exercise Price
                                     -------------     ---------------
     Balance 12/31/95                 10,627,857         $  18.89
     Granted                           2,061,000            26.02
     Exercised                        (1,648,743)           17.96
     Surrendered for SAR                 (15,000)            7.42
     Cancelled                          (140,577)           19.62
                                      ----------
     Balance 12/31/96                 10,884,537            20.38
     Granted                           1,986,000            29.46
     Exercised                        (1,477,226)           17.62
     Surrendered for SAR                  (6,393)            7.42
     Cancelled                           (13,500)           29.46
                                      ----------
     Balance 12/31/97                 11,373,418            22.32
     Granted                           3,625,000            32.16
     Exercised                        (1,908,370)           19.22
     Cancelled                           (31,000)           29.46
                                      ----------
     Balance 12/31/98                 13,059,048            25.48
                                      ==========

     Except for those granted during 1998, all outstanding options were exercisable on Dec. 31, 1998. The difference between the weighted average exercise prices for all outstanding options and those exercisable on Dec. 31, 1998, was not significant.

Stock Options Outstanding
-------------------------

               Exercise Price            Number      Weighted Average
     -------------------------------  Outstanding       Remaining
          Range     Weighted Average  at 12/31/98    Contractual Life
          -----     ----------------  -----------    ----------------
     $11.02 to $14.25     $13.57       1,078,848         1.7 years
      18.81 to  21.08      20.40       3,449,700         4.6 years
      24.31 to  26.02      25.22       3,122,500         6.2 years
      29.46 to  32.16      31.25       5,408,000         8.7 years
                                      ----------
     $11.02 to $32.16     $25.48      13,059,048         6.5 years
                                      ==========

Performance Share Units
-----------------------
     PSUs provide for awards based upon achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and grant-date fair values were 565,500 and $32.16 in 1998; 529,500 and $29.46 in 1997; and 601,200 and $26.02 in 1996,
respectively. PSUs may be paid in the form of shares of Common Stock, cash, or a combination. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

------    -------------------------------------------

12.  LONG-TERM INCENTIVE PLAN (continued)

Shares Available and Issued
---------------------------

     Shares of stock available for future grants issued in connection with all features of the Long-Term Incentive Plan are as follows:

                                 1998         1997         1996
                                 ----         ----         ----
     Available for future
      grants 12/31            16,233,600   19,928,853   22,391,937

     Shares of common
      stock issued             2,212,323    1,933,703    2,072,616


13.  STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income
--------------------------------------

     "Accumulated other comprehensive income" reported in "Stockholders' equity" included unrealized gains, net of taxes, on securities of $6 million at Dec. 31, 1998, $5 million at Dec. 31,
1997, and $3 million at Dec. 31, 1996, and minimum pension liability of $14 million at Dec. 31, 1998. "Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

     ($ in millions)                    1998      1997      1996
     ---------------                    ----      ----      ----
     Unrealized gains on securities     $  1      $  4      $ --
     Minimum pension liability           (23)       --        --
     Income taxes                          9        (2)       --
                                        ----      ----      ----
       Other comprehensive income       $(13)     $  2      $ --
                                        ====      ====      ====

     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of less than $1 million in each year.

Undistributed Earnings of Equity Investees
------------------------------------------
     "Retained income" includes undistributed earnings of equity investees, principally attributable to NS' equity in the earnings of Conrail, of $314 million at Dec. 31, 1998, and $120 million at Dec. 31, 1997.

Stock Split
-----------
     On July 22, 1997, the Board of Directors approved an amendment of the Articles of Incorporation to increase the number of authorized shares of Common Stock from 450 million to 1,350 million in connection with a three-for-one split to stockholders of record on Sept. 5, 1997. This stock split, with no change in the par value of $1 per share, resulted in the issuance of approximately 266 million additional shares of Common Stock. All share and per share amounts in this report have been restated to reflect the split.

------    -------------------------------------------

13.  STOCKHOLDERS' EQUITY (continued)

Stock Purchase Programs
-----------------------
     Since 1987, the Board of Directors has authorized the purchase and retirement of up to 285 million shares of Common Stock. Purchases under the programs have been made with internally generated cash, and with proceeds from the sale of commercial paper notes and from the issuance of long-term debt.
     Since the first purchases in December 1987 and through Oct. 22, 1996, NS had purchased and retired 205.6 million shares of its Common Stock under these programs at a cost of $3.2 billion.
     On Oct. 23, 1996, NS announced that the stock purchase program had been suspended. Reinstatement of the program and any purchases thereunder are dependent on the economy, cash needs, and alternative investment opportunities.


14.  EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share:

     ($ in millions except per share,
     shares in millions)                        1998      1997      1996
     -------------------------------            ----      ----      ----
     Basic earnings per share:
       Income available to common
        stockholders for basic and
        diluted computations                   $  734    $  721    $  770
                                                -----     -----     -----
       Weighted-average shares
        outstanding                               379       377       379
                                                -----     -----     -----
            Basic earnings per share            $1.94     $1.91     $2.03
                                                -----     -----     -----

     Diluted earnings per share:
       Weighted-average shares
        outstanding per above                     379       377       379
       Dilutive effect of outstanding
        options, PSUs, and SARs (as
        determined by the application
        of the treasury stock method)               2         3         5
                                                -----     -----     -----
          Adjusted weighted-average
           shares outstanding                     381       380       384
                                                -----     -----     -----
            Diluted earnings per share          $1.93     $1.90     $2.01
                                                =====     =====     =====

     The options granted in 1998 were excluded from the calculation of diluted earnings per share in the third and fourth quarters because their exercise price exceeded the average market price of Common
Stock.
     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

------    -------------------------------------------

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values of other financial instruments, excluding investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at December 31:

                                    1998                1997
                                    ----                ----
                             Carrying   Fair     Carrying   Fair
     ($ in millions)          Amount    Value     Amount    Value
     ---------------         --------   -----    --------   -----
     Investments              $  100    $  105    $  170    $  170
     Long-term debt            7,624     8,182     7,459     7,890
     Interest rate swaps          --        20        --        10

     Quoted market prices were used to determine the fair value of marketable securities, all of which were classified as "available-for-sale." Underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity. The fair value of interest rate swaps were estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.
     Carrying amounts of marketable securities reflect unrealized holding gains of $9 million on Dec. 31, 1998, and $8 million on Dec. 31, 1997. Sales of "available-for-sale" securities were immaterial for years ended Dec. 31, 1998 and 1997.


16.  COMMITMENTS AND CONTINGENCIES

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

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of clean-up costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

     As of Dec. 31, 1998, NS' balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS' estimate of the probable clean-up and remediation costs based on available information at 132 identified locations. On that date, 15 sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 132 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations, or liquidity.

Change-In-Control Arrangements
------------------------------
     Norfolk Southern has compensation agreements with officers and certain key employees that become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Debt Guarantees
---------------
     As of Dec. 31, 1998, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $113 million of indebtedness of related entities.

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

Year-2000 Compliance
--------------------
     NS has under way a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS has also initiated formal communications with third parties having a substantial relationship to its business, including other railroads, significant suppliers, larger customers, and financial institutions, to determine the extent to which NS may be vulnerable to such third parties' failures to achieve Year-2000 compliance.
     Failure to achieve Year-2000 compliance -- by NS, or by any such third party, including Conrail and CSXT -- could negatively affect NS' ability to conduct business for an extended period. There can be no assurance that all NS information technology systems and components will be fully Year-2000 compliant; in addition, other companies on which NS' systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS' financial position, results of operations, or liquidity.

                      INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Norfolk Southern Corporation:

We have audited the consolidated financial statements of Norfolk Southern Corporation and subsidiaries as listed in the index in
Item 8. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP

Norfolk, Virginia
January 26, 1999

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated April 1, 1999, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 13, 1999, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on page 18 under "Executive Officers of the Registrant."

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:          Page
          ------------------------------------------           ----

          Consolidated Statements of Income
            Years ended December 31, 1998, 1997, and 1996        54

          Consolidated Balance Sheets
            As of December 31, 1998 and 1997                     55

          Consolidated Statements of Cash Flows
            Years ended December 31, 1998, 1997, and 1996        57

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1998, 1997, and 1996        59

          Notes to Consolidated Financial Statements             60

          Independent Auditors' Report                           83


     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule   Page
          --------------------------------------------------   ----

          Schedule II - Valuation and Qualifying Accounts        93

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

   3(ii)  The Bylaws of Norfolk Southern Corporation, as amended
          January 26, 1999, are filed herewith.

   4      Instruments Defining the Rights of Security Holders,
          Including Indentures -

          Indentures related to the issuance of notes in the principal amount of $4.3 billion are incorporated herein by reference from Exhibits 4.1 and 4.2 to Norfolk Southern Corporation's Amendment No. 3 to Form S-3, Registration No. 333-24051 filed on May 12, 1997.

          In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

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

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                      Description
-------   --------------------------------------------------

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

          (e) The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective November 24, 1998, is filed herewith.

          (f) The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective November 24, 1998, is filed herewith.

          (g) The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective May 9, 1996, is incorporated herein by reference from Exhibit 10(f) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (h) The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994, as restated
               November 24, 1998, is filed herewith.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                      Description
-------   --------------------------------------------------

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

          (m) The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended on
               September 23, 1997, is incorporated herein by reference from Exhibit 10(m) to Norfolk Southern's 1997 Annual Report on Form 10-K.

          (n) The Excess Long-Term Disability Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective October 1, 1995, is incorporated herein by reference from Exhibit 10(m) to Norfolk Southern's Form 10-Q Report for the quarter ended June 30, 1996.

          (o)  Description of Norfolk Southern Corporation's
               1999 Special Incentive Bonus Program, adopted
               November 24, 1998, is filed herewith.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                      Description
-------   --------------------------------------------------

  12      Statement re:  Computation of Ratio of Earnings to Fixed
          Charges.

  21      Subsidiaries of the Registrant.

  23      Consents of Experts and Counsel -

          (a)  Consent of KPMG LLP.
          (b)  Consent of PricewaterhouseCoopers LLP.

  27      Financial Data Schedule.

  99      Conrail Inc. 1998 Annual Report to Stockholders.



(b)       Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K for the three months ended December 31, 1998.

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 1999.


                            NORFOLK SOUTHERN CORPORATION


                         By /s/ David R. Goode
                            -----------------------------------------
                            (David R. Goode, Chairman, President, and
                               Chief Executive Officer)



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of March, 1999, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

Signature                          Title
---------                          -----

/s/ David R. Goode
------------------------------     Chairman, President, and Chief
(David R. Goode)                     Executive Officer and Director
                                   (Principal Executive Officer)


/s/ Henry C. Wolf
------------------------------     Vice Chairman and
(Henry C. Wolf)                      Chief Financial Officer
                                   (Principal Financial Officer)


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


/s/ Steven F. Leer
------------------------------     Director
(Steven F. Leer)


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


/s/ Jane Margaret O'Brien
------------------------------     Director
(Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------     Director
(Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------

                    Valuation and Qualifying Accounts
              Years Ended December 31, 1996, 1997 and 1998
                        (In millions of dollars)


                                   Additions charged to
                                   --------------------
                        Beginning            Other                Ending
                         Balance  Expenses  Accounts  Deductions  Balance
                         -------  --------  --------  ----------  -------

Year ended December 31,
----------------------
 1996
 ----
Valuation allowance
 (included net in
 deferred tax
 liability) for
 deferred tax
 assets                  $   1    $   1     $  --     $  --       $   2
Casualty and other
 claims included in
 other liabilities       $ 257    $ 116     $   4(1)  $ 129(2)    $ 248
Current portion of
 casualty and other
 claims included in
 accounts payable        $ 165    $  16     $ 154(1)  $ 169(3)    $ 166



Year ended December 31,
----------------------
 1997
 ----
Valuation allowance
 (included net in
 deferred tax
 liability) for
 deferred tax
 assets                  $   2    $  --     $  --     $  --       $   2
Casualty and other
 claims included in
 other liabilities       $ 248    $ 108     $   2(1)  $ 105(2)    $ 253
Current portion of
 casualty and other
 claims included in
 accounts payable        $ 166    $  14     $ 170(1)  $ 178(3)    $ 172



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



                                                             (continued)

                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------

                    Valuation and Qualifying Accounts
        Years Ended December 31, 1996, 1997 and 1998 (continued)
                        (In millions of dollars)

                                   Additions charged to
                                   --------------------
                        Beginning            Other                Ending
                         Balance  Expenses  Accounts  Deductions  Balance
                         -------  --------  --------  ----------  -------

Year ended December 31,
----------------------
 1998
 ----
Valuation allowance
 (included net in
 deferred tax
 liability) for
 deferred tax
 assets                  $   2    $  --     $  --     $  --       $   2
Casualty and other
 claims included in
 other liabilities       $ 253    $  86     $  22(1)  $  90(2)    $ 271
Current portion of
 casualty and other
 claims included in
 accounts payable        $ 172    $  11     $ 149(1)  $ 188(3)    $ 144



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

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                         Page
Number                        Description                     Number
---------- -------------------------------------------------  ------

  3  (ii)  The Bylaws of Norfolk Southern Corporation,
           as amended January 26, 1999, and effective
           May 14, 1998.                                      96-106

 10  (e)   The Norfolk Southern Corporation Long-Term
           Incentive Plan, as amended effective
           November 24, 1998.                                107-126

 10  (f)   The Norfolk Southern Corporation Officers'
           Deferred Compensation Plan, as amended
           effective November 24, 1998.                      127-134

 10  (h)   The Norfolk Southern Corporation Directors'
           Restricted Stock Plan, as restated
           November 24, 1998.                                135-136

 10  (o)   Description of Norfolk Southern Corporation's
           1999 Special Incentive Bonus Program,
           adopted November 24, 1998.                            137

 12        Statement re:  Computation of Ratio of Earnings
           to Fixed Charges.                                     138

 21        Subsidiaries of Norfolk Southern Corporation.     139-140

 23  (a)   Consent of KPMG LLP.                                  141

 23  (b)   Consent of PricewaterhouseCoopers LLP.                142

 27        Financial Data Schedule (This exhibit is
           required to be submitted electronically
           pursuant to the rules and regulations of
           the Securities and Exchange Commission and
           shall not be deemed filed for purposes of
           Section 11 of the Securities Act of 1933
           or Section 18 of the Securities Exchange
           Act of 1934).                                         143

 99        Conrail Inc. 1998 Annual Report to Stockholders.  144-173

Exhibits 3(ii), 10(e), 10(f), 10(h), 10(o), and 27 are not included in copies assembled for public dissemination. If you have a need for this type of information, we will be pleased to send it to you. Write to:

                      Office of Corporate Secretary
                      Norfolk Southern Corporation
                         Three Commercial Place
                      Norfolk, Virginia 23510-9219