Form 10-Q
period 1999-03-31
NORFOLK SOUTHERN CORP
filed 1999-05-12
CIK 702165

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                     ----------     ----------
                       Commission file number 1-8339


                       NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Virginia                                52-1188014
-----------------------------------     ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
        Norfolk, Virginia                         23510-2191
-----------------------------------     ---------------------------------
(Address of principal executive offices)              Zip Code


Registrant's telephone number, including area code   (757) 629-2680
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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                   Outstanding as of April 30, 1999
                -----                   --------------------------------
     Common Stock (par value $1.00)     379,947,642 (excluding 21,627,902
                                        shares held by registrant's
                                        consolidated subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX
                                   -----

                                                                    Page
                                                                    ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1999 and 1998           3

                  Consolidated Balance Sheets
                  March 31, 1999, and December 31, 1998                4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998         5-6

                  Notes to Consolidated Financial Statements        7-11

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    12-20


Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K                    21


Signatures                                                            22


Index to Exhibits                                                     23

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                 ($ in millions except per share amounts)
                                (Unaudited)

                                                     Three Months Ended
                                                        March 31,
                                                     ------------------
                                                        1999      1998
                                                        ----      ----

Railway operating revenues:
 Coal                                                 $  282    $  323
 General merchandise                                     623       605
 Intermodal                                              125       138
                                                      ------    ------
       TOTAL RAILWAY OPERATING REVENUES                1,030     1,066

Railway operating expenses:
 Compensation and benefits                               368       396
 Materials, services, and rents                          196       190
 Depreciation                                            114       107
 Diesel fuel                                              37        48
 Casualties and other claims                              35        30
 Other                                                    43        44
                                                      ------    ------
       TOTAL RAILWAY OPERATING EXPENSES                  793       815
                                                      ------    ------
       Income from railway operations                    237       251

Equity in earnings of Conrail (Note 3)                    27        32
Other income - net                                        22        33
Interest expense on debt                                (128)     (128)
                                                      ------    ------
       Income from continuing operations before
        income taxes                                     158       188

Provision for income taxes                                46        56
                                                      ------    ------
       Income from continuing operations                 112       132
                                                      ------    ------
Discontinued operations (Note 4):
 Loss from motor carrier operations, net of taxes         --        (1)
 Gain on sale of motor carrier, net of taxes              --        98
                                                      ------    ------
       Income from discontinued operations                --        97
                                                      ------    ------

       NET INCOME                                     $  112    $  229
                                                      ======    ======

Per share amounts (Note 6):
 Income from continuing operations, basic and
  diluted                                              $0.30     $0.35
 Net income, basic and diluted                          0.30      0.61
 Dividends                                              0.20      0.20


See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                               March 31,      December 31,
                                                 1999            1998
                                              ---------      -----------

ASSETS
Current assets:
 Cash and cash equivalents                     $     86       $      5
 Short-term investments                              17             58
 Accounts receivable, net of allowance for
  doubtful accounts of $5 million and
  $4 million, respectively                          569            519
 Materials and supplies                              55             59
 Deferred income taxes                              140            141
 Other current assets                               132            131
                                               --------       --------
     Total current assets                           999            913

Investment in Conrail (Note 3)                    6,237          6,210
Properties less accumulated depreciation         10,618         10,477
Other assets                                        626            580
                                               --------       --------
     TOTAL ASSETS                              $ 18,480       $ 18,180
                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $    577       $    600
 Income and other taxes                             177            151
 Other current liabilities                          291            225
 Current maturities of long-term debt               147            141
                                               --------       --------
     Total current liabilities                    1,192          1,117

Long-term debt                                    7,660          7,483
Other liabilities                                 1,058          1,065
Minority interests                                   49             49
Deferred income taxes                             2,554          2,545
                                               --------       --------
     TOTAL LIABILITIES                           12,513         12,259
                                               --------       --------

Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized;
  issued 401,483,592 shares and
  401,031,994 shares, respectively                  401            401
 Additional paid-in capital                         307            296
 Accumulated other comprehensive income
  (Note 7)                                           (9)            (8)
 Retained income                                  5,288          5,252
 Less treasury stock at cost, 21,627,902
  shares                                            (20)           (20)
                                               --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   5,967          5,921
                                               --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $ 18,480       $ 18,180
                                               ========       ========


See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                       1999        1998
                                                       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   112      $   229
 Reconciliation of net income to net cash
   provided by continuing operations:
     Depreciation                                        118          110
     Deferred income taxes                                11            9
     Equity in earnings of Conrail (Note 3)              (27)         (32)
     Nonoperating gains and losses on properties
       and investments                                    (5)         (20)
     Income from discontinued operations                  --          (97)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                             (50)         (16)
         Materials and supplies                            4           (6)
         Other current assets                             (1)           5
         Current liabilities other than debt              64           85
         Other - net                                       2            5
                                                     -------      -------
            Net cash provided by continuing
             operations                                  228          272
            Net cash used for discontinued
             operations                                   --           (2)
                                                     -------      -------
            Net cash provided by operating
             activities                                  228          270

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                            (266)        (227)
 Property sales and other transactions                    13           22
 Investment in Conrail                                    (1)         (17)
 Investments, including short-term                       (47)         (37)
 Investment sales and other transactions                  45           27
 Proceeds from sale of motor carrier (Note 4)             --          200
                                                     -------      -------
            Net cash used for investing activities      (256)         (32)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (76)         (76)
 Common stock issued - net                                 4           20
 Commercial paper proceeds                                99           --
 Proceeds from long-term borrowings (Note 5)              94            2
 Debt repayments                                         (12)         (42)
                                                     -------      -------
            Net cash provided by (used for)
             financing activities                        109          (96)
                                                     -------      -------
            Net increase in cash and cash
             equivalents                                  81          142

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      5           34
                                                     -------      -------
 At end of period                                    $    86      $   176
                                                     =======      =======




Item 1.   Financial Statements. (continued)
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       1999          1998
                                                       ----          ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  68         $  68
   Income taxes                                        $  --         $   1


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 1999, and results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 80.

3.   Investment in Conrail

     Background
     ----------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation, the major freight railroad in the Northeast.

     It is expected that Conrail's operations will continue substantially unchanged until the railroad subsidiaries of NS and CSX (Norfolk Southern Railway Company [NSR] and
     CSX Transportation [CSXT]) commence operating the respective Conrail properties that will be leased to them pursuant to operating and lease agreements, an event that NS and CSX have agreed will occur on June 1, 1999 (the "Closing Date"). A failure by NSR or CSXT to integrate successfully the respective portion of Conrail that each will lease, including information technology systems, could have a substantial adverse impact on NS' financial position, results of operations, and liquidity.

     After the Closing Date, NSR and CSXT will provide substantially all rail freight services on Conrail's former route system, perform or be responsible for performance of most services incident to customer freight contracts, and employ the majority of Conrail's work force. From time to time, NS and CSX, as the indirect owners of Conrail, may need to fund Conrail's cash requirements through capital contributions, loans, or advances.

     Until the Closing Date, NS' railroad subsidiaries will continue to have transactions in the normal course of business with Conrail's railroad subsidiary.

------    --------------------

     Accounting Treatment
     --------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." NS is amortizing the excess of the purchase price over Conrail's net equity based principally on the estimated remaining useful lives of Conrail's property and equipment, net of the related deferred tax effect of the differences in tax and accounting bases for certain assets. At March 31, 1999, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $4.0 billion, and the related amortization amounted to $72 million annually.

     NS' investment in Conrail includes $165 million ($101 million after taxes) of costs that will be paid by NS. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction, and (2) costs to relocate Conrail employees. Most of NS' costs are expected to be paid in the two years following the Closing Date, and $60 million of such are classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through March 31, 1999, NS has paid $6 million of these costs.

     Conrail's underlying net equity reflects liabilities recognized by Conrail primarily for separations of nonunion employees and for change-in-control obligations.

     The liabilities recorded by NS and Conrail are based on preliminary estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These liability estimates, along with the fair value allocation, may be modified as more information becomes available. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, amounts ultimately included in the allocation could differ from the original estimates; however, any such differences are not now expected to be material to NS' financial position, results of operations, or liquidity. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS employees and for disposing of NS facilities will be charged to operating expense.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following summary financial information for Conrail was provided by Conrail's management and should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

------    --------------------

     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                             1999         1998
                                             ----         ----
                                               ($ in millions)
                                                 (Unaudited)

     Operating revenues                     $  916       $  927
     Operating expenses                        770          767
                                            ------       ------
        Operating income                       146          160
     Other - net                               (22)         (23)
                                            ------       ------
        Income before income taxes             124          137
     Provision for income taxes                 48           52
                                            ------       ------
        Net income                          $   76       $   85
                                            ======       ======


     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                           March 31,     December 31,
                                             1999            1998
                                           --------      -----------
                                                ($ in millions)
                                                  (Unaudited)

     Assets:
        Current assets                      $1,126         $1,005
        Noncurrent assets                    7,987          8,039
                                            ------         ------
           Total assets                     $9,113         $9,044
                                            ======         ======

     Liabilities and stockholders'
      equity:
        Current liabilities                 $1,210         $1,207
        Noncurrent liabilities               4,026          4,037
        Stockholders' equity                 3,877          3,800
                                            ------         ------
           Total liabilities and
            stockholders' equity            $9,113         $9,044
                                            ======         ======

------    --------------------

4.   Discontinued Operations - Motor Carrier

     During the first quarter of 1998, NS sold all the common stock of North American Van Lines, Inc. (NAVL), its motor carrier subsidiary. Proceeds from the sale in that quarter were $200 million, resulting in an $83 million pretax gain
     ($98 million, or $0.26 per share, after taxes). The higher after-tax gain was the result of differences between book and tax bases and the realization of deferred tax benefits. In the third quarter of 1998, as a result of a purchase price adjustment, NS recorded an additional $7 million ($0.02 per share) after-tax gain.

     NAVL's results of operation and cash flows are presented as "discontinued operations" in the accompanying 1998 financial statements. NAVL's operations in the first quarter of 1998 generated revenues of $207 million and a loss of $1 million.

5.   Long-Term Debt

     Equipment Trust Certificates
     ----------------------------
     NS issued equipment trust certificates in the first quarter of 1999 and received $94 million of net proceeds. The certificates mature serially April 1, 2000 through 2014, inclusive, and carry a weighted-average interest rate of 6.0 percent. Proceeds were used to acquire locomotives and freight cars, and at March 31, 1999, $27 million of the proceeds had not been spent and were included in "Other assets."

     Capital Lease Obligations
     -------------------------
     During the first quarter of 1998, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations, totaling $73 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated
     Statement of Cash Flows.

     Shelf Registration
     ------------------
     In April 1999, NS issued $400 million of 6.2 percent, 10-year term notes under its November 1998 shelf registration.

6.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

------    --------------------

6.   Earnings Per Share (continued)

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  1999        1998
                                                  ----        ----
                                                   (In millions)

     Weighted-average shares outstanding          380          378

     Dilutive effect of outstanding options
      and performance share units (as
      determined by the application of
      the treasury stock method)                    2            3
                                                 ----         ----

     Diluted weighted-average shares
      outstanding                                 382          381
                                                 ====         ====

     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

7.   Comprehensive Income

     NS' total comprehensive income was as follows:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  1999        1998
                                                  ----        ----
                                                  ($ in millions)

     Net income                                   $ 112       $ 229
     Other comprehensive income (loss)               (1)          1
                                                  -----       -----
        Total comprehensive income                $ 111       $ 230
                                                  =====       =====

     "Other comprehensive income" reflects the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
Net income for the first quarter of 1999 was $112 million, compared with the $229 million in the first quarter of 1998 that included a $98 million after-tax gain included in "Discontinued operations" from the sale of NS' motor carrier subsidiary (see Note 4). "Income from continuing operations" was $112 million, down $20 million, or 15 percent, due to declines in both income from railway operations and nonoperating income.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1,030 million, down
$36 million, or 3 percent, compared with last year.  As shown in the table below, the decrease was due to lower traffic volume.

                                                First Quarter
                                                1999 vs. 1998
                                             Increase (Decrease)
                                             ------------------
                                              ($ in millions)

     Traffic volume (carloads)                      $  (37)
     Revenue per unit                                    1
                                                    ------
                                                    $  (36)
                                                    ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:

                                 Revenues                Carloads
                             1999       1998          1999      1998
                             ----       ----          ----      ----
                             ($ in millions)          (in thousands)

Coal                       $  282      $  323          301       331
General merchandise:
  Automotive                  160         138          136       116
  Chemicals                   148         146           99       102
  Paper/clay/forest           128         137          103       116
  Metals/construction          94          91           90        88
  Agri./consumer prod./
    govt.                      93          93           84        89
                           ------      ------        -----     -----
General merchandise           623         605          512       511
Intermodal                    125         138          346       367
                           ------      ------        -----     -----
      Total                $1,030      $1,066        1,159     1,209
                           ======      ======        =====     =====

Coal
----
Coal revenues decreased $41 million, or 13 percent. Total tonnage handled decreased 8 percent, reflecting declines of 34 percent in export coal and 18 percent in domestic steel coal that were partially offset by a 3 percent increase in utility tonnage. Export coal traffic volume continues to be adversely affected by world economic conditions and the strength of the U.S. dollar compared with the currencies of countries that provide the primary competition for U.S. export coal. Domestic steel coal traffic volume reflected the effects of increased imports of lower-priced steel and plant closures in the second quarter of 1998.

Coal revenues for the remainder of the year are expected to continue to be adversely affected by weak demand for export coal. In the first full month of operations after the Closing Date of the Conrail transaction (see "Joint Acquisition of Conrail," below), coal revenues are expected to increase by about one-third. As a result of these two factors, total coal revenues, compared with last year, are expected to be comparable in the second quarter and up about one-fourth in the last half of 1999.

General Merchandise
-------------------
General merchandise revenues increased $18 million, or 3 percent, driven by a $22 million, or 16 percent, increase in automotive revenues, reflecting continued growth in traffic handled through the mixing center network. Metals/construction revenues increased
$3 million, or 3 percent, due to increased shipments of iron, steel, and aggregates. Metals traffic increased despite a soft market resulting from the availability of lower-priced, imported steel, reflecting new business obtained from industrial development along NS' lines. Paper/clay/forest revenues declined $9 million, or 7 percent, due to continued weakness in export markets and plant closures.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

General merchandise revenues are expected to continue to benefit from new and increased business resulting from industrial development along NS' lines, which should offset the adverse effects of weaknesses in other traffic segments. Immediately following the Closing Date of the Conrail transaction, general merchandise revenues are expected to increase by almost one-half, and, as a result, to increase by about one-fifth in the second quarter, compared with 1998.

Intermodal
----------
Intermodal revenues decreased $13 million, or 9 percent, compared with a strong first quarter last year. Trailer and container traffic volume decreased, reflecting the effects of the service network redesign that was implemented in August 1998 and extreme winter weather conditions early in the quarter. Lower average revenues also contributed to the decline.

Immediately following the Closing Date of the Conrail transaction, intermodal revenues are expected to about double, and, as a result, to increase by almost one-third in the second quarter, compared with last year.

Railway Operating Expenses
--------------------------
Railway operating expenses were $793 million in the first quarter, down $22 million, or 3 percent, compared with last year. The decline was due to lower "Compensation and benefits" and "Diesel fuel" expenses, somewhat offset by higher "Materials, services, and rents" and "Casualties and other claims" expenses.

"Compensation and benefits" expense decreased $28 million, or 7 percent. The decline was the result of: (1) lower stock-based compensation expense that resulted from a decrease in the price of NS stock, compared with an increase last year, and (2) premium refunds attributable to a surplus in the national union welfare benefit plan.

"Diesel fuel" expense declined $11 million, or 23 percent, due to a lower average price per gallon.

"Materials, services, and rents" increased $6 million, or 3 percent, due to costs associated with the increase in automotive traffic and Conrail integration expenses, mitigated by reduced repair and maintenance costs.

"Casualties and other claims" increased $5 million, or 17 percent, due to the settlement of contested liability associated with the Bayou Bonfouca NPL Superfund site located in Slidell, La., and increased loss and damage expense, principally resulting from a derailment in Holliday, Mo., involving automobiles. Lower environmental expense (excluding the effect of the settlement) and reduced personal injury costs resulting from favorable claims experience somewhat offset these increases.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The railway operating ratio was 77.0 percent, compared with
76.5 percent in the first quarter of 1998. Excluding the effects of the higher stock-based compensation last year and the union welfare benefit plan premium refund, the difference in railway operating ratios would have been about three percentage points, reflecting the change in traffic mix related to the increase in automotive traffic and the decrease in coal traffic.

Immediately following the Closing Date of the Conrail transaction, NS' railway operating expenses will increase, reflecting expenses incurred to lease and operate its portion of Conrail's routes and assets (see "Joint Acquisition of Conrail," below).

Equity in Earnings of Conrail
-----------------------------
"Equity in earnings of Conrail" decreased $5 million, or 16 percent, in the first quarter (see "Joint Acquisition of Conrail" and "Conrail's Results of Operations, Financial Condition, and Liquidity," below). Once NS begins to operate its portion of Conrail's routes and assets, its equity in Conrail's earnings, net of amortization, will be included in railway operating expenses.

Other Income - Net
------------------
"Other income - net" was $11 million lower in the first quarter, principally due to lower gains from property sales.

Provision for Income Taxes
--------------------------
The first-quarter effective income tax rate was 29.1 percent, compared with 29.8 percent last year. Excluding NS' equity in Conrail's after-tax earnings, the effective rate was 35.1 percent, compared with
35.9 percent. The improvement was due to favorable adjustments to state tax accruals.

Discontinued Operations
-----------------------
"Income from discontinued operations" for the first quarter of 1998 included a $98 million gain from the sale of NS' motor carrier subsidiary (see Note 4).

FINANCIAL CONDITION AND LIQUIDITY
                                           March 31,     December 31,
                                             1999            1998
                                           --------      -----------
                                                ($ in millions)

     Cash and short-term investments       $ 103            $  63
     Working capital                       $(193)           $(204)
     Current assets to current liabilities   0.8              0.8
     Debt-to-total capitalization           56.7%            56.3%

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity (see Consolidated Statements of Cash Flows on page 5). The decline in "Net cash provided by operating activities" in the first quarter of 1999, compared with first-quarter 1998, was principally due to a larger increase in outstanding accounts receivable and a decrease in operating income. The working capital deficit at March 31, 1999, included $124 million of accrued interest to be paid in May. NS has the capability to issue commercial paper to meet its working capital needs (see the discussion of financing activities, below).

CASH USED FOR INVESTING ACTIVITIES increased substantially in the first quarter of 1999, compared with the first quarter of 1998 that included $200 million of proceeds from the sale of NAVL (see Note 4). The higher property additions in 1999 reflected a change in financing methods: in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions (see Note 5); in 1999, locomotives and freight cars were financed through the sale of equipment trust certificates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first quarter of 1999 included proceeds from the sale of commercial paper to meet short-term working capital needs and proceeds from the sale of equipment trust certificates. NS expects to issue commercial paper as working capital needs arise and repay such commercial paper as resources become available or by issuing additional commercial paper. In April 1999, NS issued $400 million of 6.2 percent, 10-year term notes, and expects to use substantially all the net proceeds to reduce its outstanding commercial paper.

JOINT ACQUISITION OF CONRAIL

NS and CSX Corporation (CSX), through a jointly owned entity, control Conrail Inc. (Conrail), the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast (see Note 3).

NS will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999. As a result, beginning in June, NS' railway operating revenues will include revenues earned through operation of its portion of Conrail's routes and assets and its access to the Shared Assets Areas, which will be operated on behalf of NS and CSX. NS' railway operating expenses will include the costs of such operation and access, including compensation and benefits for the approximately 11,500 Conrail employees who will become NS employees on the Closing Date. Furthermore, NS will begin recording expenses related to amounts paid to Pennsylvania Lines LLC, a Conrail subsidiary, pursuant to the operating and lease agreements. Such amounts include the fair value rental payments, which are expected to be between $325 million and $350 million annually, for the portion of Conrail's routes and assets that NS will lease. In addition, NS will begin recording expenses for amounts paid to Conrail related to NS' access to the Shared Assets Areas, which will be based on fair value and percentage usage. Moreover, NS will begin to include in railway operating expenses its equity in earnings of Conrail, net of amortization.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS has obtained, through negotiation or arbitration, all labor implementing agreements necessary for closing.

NS plans to implement its own information technology systems on the portion of Conrail's routes it will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS' systems during the interim period. Moreover, in the Shared Assets Areas, some of Conrail's existing systems will continue to be used and, therefore,
must be able to work with both NS' and CSX's systems.   Programming
identified as being necessary for closing has been substantially completed, and testing and refining of detailed implementation plans will continue through the Closing Date. Contingency plans involving labor-intensive, manual processes are being developed where warranted to ensure continued operations in the event of isolated or systemwide information technology systems problems.

In anticipation of the Closing Date, NS has accumulated resources to enable it to operate the portion of Conrail's routes and assets that it will lease. This has included maintaining or increasing its work force (particularly hiring and training additional train crews and management employees), acquiring or leasing equipment based on projected requirements, and beginning expansions to facilities on its lines and on the portion of Conrail's property that it will operate. These actions have resulted in increased operating expenses, and expenses of this type are anticipated to continue after the Closing Date.

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

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND LIQUIDITY

Conrail's first-quarter net income was $76 million in 1999, compared with $85 million in 1998. The decline was principally the result of adverse weather conditions early in the quarter that hampered rail operations and affected railway operating revenues and two derailments that necessitated accruals for personal injuries and equipment and lading damage.

Operating revenues decreased $11 million, or 1 percent, reflecting lower coal and other unit train revenue that was somewhat offset by higher automotive and intermodal revenue. Operating expenses were

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

$3 million higher as the adverse weather conditions, the two derailments, and continued costs related to the integration of rail operations with NSR and CSXT resulted in higher expenses that more than offset lower diesel fuel expense.

Conrail's working capital deficit was $84 million at March 31, 1999, compared with a deficit of $202 million at Dec. 31, 1998. The improvement was principally the result of cash provided by operations, which was $170 million for the first quarter of 1999. The working capital deficit at March 31, 1999, included $188 million of employee-related liabilities, principally severance accruals, which are expected to be funded using assets from an employee benefits trust and Conrail's over-funded pension plan. Conrail should continue to have sufficient cash flow to meet its ongoing obligations both before and after NSR and CSXT integrate their respective portions of its rail operations.

YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS' senior management and by the Board's Audit Committee. The project is organized into three principal areas: mainframe systems, nonmainframe systems, and enterprise systems (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS expects to have all business-critical systems remediated, tested, and implemented in the third quarter of 1999.

State of Readiness
------------------
For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages. Systems testing and implementation began in February 1999, and both are expected to be completed in the third quarter of 1999 but require use of the same resources needed for testing related to the Conrail transaction (see "Joint Acquisition of Conrail," above).

For most business-critical nonmainframe and enterprise systems, remediation has been completed. Testing and implementation is expected to be completed by the third quarter of 1999.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Cost
----
NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS' in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through March 31, 1999, which were expensed, are immaterial to NS' results of operations. Total incremental costs are expected to be approximately $25 million.

Contingency Plans
-----------------
In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. NS has established a series of initiatives to focus on business-critical systems to ensure continued operations in the event of a Year-2000 problem. In addition, contingency plans are being developed where warranted.

Conrail
-------
As a part of its preparations to integrate its railroad system with a portion of Conrail's system, NS is working with Conrail and CSX to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to be replaced by NS and CSX systems within six months after the Closing Date, or by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in the third quarter of 1999.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NEW ACCOUNTING PRONOUNCEMENT

Effective Jan. 1, 1999, NS adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this pronouncement had no material effect on NS' consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the Conrail transaction, including the realization and the timing of benefits expected to result from its consummation.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule

          (b)  Reports on Form 8-K:

               During the three-month period covered by this report, one current report on Form 8-K was filed: January 20, 1999, reporting that NS and CSX had agreed on June 1, 1999, as the Closing Date for the Conrail transaction.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN CORPORATION
                               --------------------------------------
                                              (Registrant)




Date:  May 12, 1999            /s/ Dezora M. Martin
       -------------------     --------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  May 12, 1999            /s/ John P. Rathbone
       -------------------     --------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                        Description                       Page
----------     ---------------------------------------------    ----

   27          Financial Data Schedule                            24

               (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange
               Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities
               Exchange Act of 1934.)