Form 10-Q
period 1999-06-30
NORFOLK SOUTHERN CORP
filed 1999-08-11
CIK 702165

PAGE 1


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1999

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                    Outstanding as of July 31, 1999
                -----                   ---------------------------------
     Common Stock (par value $1.00)     380,477,530 (excluding 21,627,902
                                        shares held by registrant's
                                        consolidated subsidiaries)

                                  INDEX
                                  -----

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1999 and 1998                           3-4

                  Consolidated Balance Sheets
                  June 30, 1999, and December 31, 1998               5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998          6-7

                  Notes to Consolidated Financial Statements      8-14

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  15-26

Part II.  Other Information:

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                 27

          Item 4. Submission of Matters to a Vote of
                  Security Holders                                  27

          Item 6. Exhibits and Reports on Form 8-K               28-29

Signatures                                                          30

Index to Exhibits                                                   31

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)

                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                    ------------------   ----------------
                                     1999        1998     1999      1998
                                     ----        ----     ----      ----

Railway operating revenues:
 Coal                              $   298    $   316   $   580   $   639
 General merchandise                   723        622     1,346     1,227
 Intermodal                            173        141       298       279
                                   -------    -------   -------   -------
   TOTAL RAILWAY OPERATING
    REVENUES                         1,194      1,079     2,224     2,145
                                   -------    -------   -------   -------
Railway operating expenses:
 Compensation and benefits             413        365       781       761
 Materials, services, and rents        287        206       483       396
 Conrail rents and services
  (Note 3)                              51         --        51        --
 Depreciation                          117        109       231       216
 Diesel fuel                            48         45        85        93
 Casualties and other claims            29         22        64        52
 Other                                  51         39        94        83
                                   -------    -------   -------   -------
   TOTAL RAILWAY OPERATING
    EXPENSES                           996        786     1,789     1,601
                                   -------    -------   -------   -------
     Income from railway
      operations                       198        293       435       544

Equity in earnings of Conrail
 (Note 3)                               22         50        49        82
Other income - net                      26         39        48        72
Interest expense on debt              (131)      (127)     (259)     (255)
                                   -------    -------   -------   -------
     Income from continuing
      operations before income
      taxes                            115        255       273       443

Provision for income taxes              38         68        84       124
                                   -------    -------   -------   -------
     Income from continuing
      operations                        77        187       189       319
                                   -------    -------   -------   -------
Discontinued operations (Note 4):
 Loss from motor carrier
  operations, net of taxes              --         --        --        (1)
 Gain on sale of motor carrier,
  net of taxes                          --         --        --        98
                                   -------    -------   -------   -------
     Income from discontinued
      operations                        --         --        --        97
                                   -------    -------   -------   -------

     NET INCOME                    $    77    $   187   $   189   $   416
                                   =======    =======   =======   =======




Item 1.   Financial Statements. (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Income (continued)
                ($ in millions except per share amounts)
                               (Unaudited)

                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                    ------------------   ----------------
                                     1999        1998     1999      1998
                                     ----        ----     ----      ----

Per share amounts (Note 6):
 Income from continuing
  operations, basic                 $ 0.20      $ 0.49   $ 0.50    $ 0.84
 Income from continuing
  operations, diluted                 0.20        0.48     0.50      0.83
 Net income, basic                    0.20        0.49     0.50      1.10
 Net income, diluted                  0.20        0.48     0.50      1.09

 Dividends                            0.20        0.20     0.40      0.40


See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)

                                               June 30,     December 31,
                                                 1999           1998
                                               -------      -----------

ASSETS
Current assets:
 Cash and cash equivalents                    $   105         $     5
 Short-term investments                            17              58
 Accounts receivable, net of allowance
  for doubtful accounts of $5 million and
  $4 million, respectively                        716             519
 Materials and supplies                            54              59
 Deferred income taxes                            137             141
 Other current assets                             158             131
                                              -------         -------
       Total current assets                     1,187             913

Investment in Conrail (Note 3)                  6,261           6,210
Properties less accumulated depreciation       10,869          10,477
Other assets                                      557             580
                                              -------         -------
       TOTAL ASSETS                           $18,874         $18,180
                                              =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $   810         $   600
 Income and other taxes                           199             151
 Other current liabilities                        239             225
 Current maturities of long-term debt
  (Note 5)                                        571             141
                                              -------         -------
       Total current liabilities                1,819           1,117

Long-term debt (Note 5)                         7,393           7,483
Other liabilities                               1,076           1,065
Minority interests                                 51              49
Deferred income taxes                           2,554           2,545
                                              -------         -------
       TOTAL LIABILITIES                       12,893          12,259
                                              -------         -------
Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized;
  issued 402,059,998 shares and
  401,031,994 shares, respectively                402             401
 Additional paid-in capital                       320             296
 Accumulated other comprehensive income
  (Note 7)                                        (10)             (8)
 Retained income                                5,289           5,252
 Less treasury stock at cost, 21,627,902
  shares                                          (20)            (20)
                                              -------         -------
       TOTAL STOCKHOLDERS' EQUITY               5,981           5,921
                                              -------         -------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $18,874         $18,180
                                              =======         =======

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                         1999        1998
                                                         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $   189     $   416
 Reconciliation of net income to net cash provided
  by continuing operations:
   Depreciation                                             239         222
   Deferred income taxes                                     22           8
   Equity in earnings of Conrail (Note 3)                   (41)        (82)
   Nonoperating gains and losses on properties
    and investments                                         (17)        (32)
   Income from discontinued operations                       --         (97)
   Changes in assets and liabilities affecting
    operations:
     Accounts receivable                                   (181)         19
     Materials and supplies                                   7          (3)
     Other current assets                                    23          27
     Current liabilities other than debt                    211           6
     Other - net                                            (26)        (30)
                                                        -------     -------
       Net cash provided by continuing operations           426         454
       Net cash used for discontinued operations             --          (2)
                                                        -------     -------
         Net cash provided by operating activities          426         452

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                               (536)       (472)
 Property sales and other transactions                       40          31
 Investment in Conrail                                       (2)        (33)
 Investments, including short-term                          (90)        (73)
 Investment sales and other transactions                    172          72
 Proceeds from sale of motor carrier (Note 4)                --         200
                                                        -------     -------
         Net cash used for investing activities            (416)       (275)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                 (152)       (151)
 Common stock issued - net                                   15          28
 Commercial paper proceeds                                  173         129
 Proceeds from long-term borrowings (Note 5)                584           4
 Debt repayments                                           (530)       (135)
                                                        -------     -------
         Net cash provided by (used for)
          financing activities                               90        (125)
                                                        -------     -------
         Net increase in cash and cash equivalents          100          52

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                         5          34
                                                        -------     -------
 At end of period                                       $   105     $    86
                                                        =======     =======




Item 1.   Financial Statements. (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)
                             ($ in millions)
                               (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1999         1998
                                                        ----         ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $   260     $   258
   Income taxes                                         $     7     $    67


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 1999, and results of operations and cash flows for the six months ended June 30, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and in subsequent Quarterly Report on Form 10-Q, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters discussed in NOTE 17, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 80.

     In July 1999, NS announced that it had made a special incentive program available to its 30,000 employees who are represented by labor unions. The program, which runs through early September, provides an incentive to covered employees who remain available for service throughout certain defined periods. Employees can earn a maximum incentive of $3,000, payable, to the extent possible, in the form of contributions of NS Common Stock to each employee's 401(k) account. The total cost of the program will depend upon the extent of employee participation and will be reflected in NS' results of operations for the third quarter.

3.   Investment in Conrail and Operations Over Its Lines

     Overview
     --------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and thereafter devoted significant effort to prepare for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to fund Conrail's cash requirements through capital contributions, loans, or advances.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Commencement of Operations
     --------------------------
     On June 1, 1999 (the "Closing Date"), NSR and CSXT began operating the Conrail routes and assets leased to them pursuant to operating and lease agreements entered into in accordance with the Transaction Agreement between NS and CSX.

     The Operating Agreement between NSR and Pennsylvania Lines LLC
     (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be used by NSR and has an initial 25-year term, renewable at the option of NSR for two 5-year terms. Payments under the Operating Agreement are based on appraised values that are subject to adjustment every six years to reflect changes in such values. NSR has also leased or subleased for varying term lengths from PRR a number of equipment assets at rentals based on appraised values. NSR's payments to PRR under the Operating Agreement and lease agreements currently amount to approximately $340 million annually. In addition, all costs necessary to operate and maintain the PRR assets will be borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of other CRC assets, with another wholly owned CRC subsidiary.

     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     As a result of these transactions, effective June 1, 1999, railroad route miles operated by NSR and railroad employees increased by approximately 50 percent. NSR and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts, and employ the majority of Conrail's former work force. Consequently, NSR began to receive all freight revenue and incur all operating expenses on the Conrail lines it now operates.

     During the month of June, congestion and other inefficiencies resulting from difficulties in NSR's integration of the new routes and operations adversely affected second-quarter revenues and expenses. The higher expenses included service alteration costs to meet the immediate needs of shippers, as well as higher labor costs and equipment rents. A long-term failure by NSR to integrate successfully the portion of Conrail that it is now operating could have a substantial adverse impact on NS' financial position, results of operations, and liquidity.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Accounting Treatment
     --------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At June 30, 1999, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $4.0 billion, and the related amortization amounted to $72 million annually.

     Conrail's underlying net equity reflects liabilities recognized by Conrail primarily for separations of nonunion employees and to satisfy change-in-control obligations.

     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NS' railroad subsidiary. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $60 million are classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through June 30, 1999, NS has paid $10 million of these costs.

     The liabilities recorded by NS and Conrail are based on estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These liability estimates, along with the fair value allocation, may be modified as more information becomes available. As a consequence, amounts ultimately included in the allocation could differ from the original estimates; however, any such differences are not now expected to be material to NS' financial position, results of operations, or liquidity.
     As definitive plans are determined and communicated, costs, if any, for severing or relocating NS employees and for disposing of NS facilities will be charged to operating expense.

     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are equal partners. As a result, NS' total assets increased by approximately $140 million (including $121 million of properties, mostly RoadRailer (RT) equipment), and NS' total liabilities increased by approximately $130 million (including $109 million of long-term debt).

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Related Party Transactions
     --------------------------
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during a transition period; and (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.

     "Other current assets" includes $39 million due from CRC for its vacation liability related to the portion of its work force that became NS employees on the Closing Date. NS increased its vacation liability accordingly, and will pay these employees as they take vacation.

     "Accounts payable" includes $43 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Until the Closing Date, NSR and CRC had transactions with each other in the course of handling interline traffic. Most of the amounts receivable or payable related to these transactions have been satisfied.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following summary financial information for Conrail was provided by Conrail's management and should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

     Conrail's operating results were significantly affected by the integration of its routes and assets with those of NSR and CSXT, effective June 1, 1999. Conrail's results of operations include freight line-haul revenues and related expenses through May 31, 1999, but reflect its new structure and operations for the month of June. Conrail's major sources of operating revenues are now from NSR and CSXT. The composition of Conrail's operating expenses has changed also. Accordingly, meaningful comparisons to 1998's results are difficult.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------
                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                               ------------------      ----------------
                                1999        1998        1999      1998
                                ----        ----        ----      ----
                                            ($ in millions)
                                              (Unaudited)

     Operating revenues        $   737     $   983     $ 1,653   $ 1,910
     Operating expenses            798         777       1,568     1,544
                               -------     -------     -------   -------
       Operating income
        (loss)                     (61)        206          85       366
     Other-net                     (23)        (20)        (45)      (43)
                               -------     -------     -------   -------
       Income (loss) before
        income taxes               (84)        186          40       323
     Provision for income
      taxes                        (21)         71          27       123
                               -------     -------     -------   -------
       Net income (loss)       $   (63)    $   115     $    13   $   200
                               =======     =======     =======   =======

     Note: Conrail's results for the three months and six months ended June 30, 1999, include $117 million of after-tax expenses, principally an increase to certain components of its casualty reserves based on a recently completed actuarial valuation.
     These items were considered in the fair-value allocation of NS' investment in Conrail, and, accordingly, were excluded in determining NS' equity in Conrail's net income.

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------
                                           June 30,       December 31,
                                             1999             1998
                                           -------        -----------
                                               ($ in millions)
                                                 (Unaudited)

     Assets
       Current assets                     $    893          $  1,005
       Noncurrent assets                     7,788             8,039
                                          --------          --------
          Total assets                    $  8,681          $  9,044
                                          ========          ========
     Liabilities and stockholders'
      equity
       Current liabilities                $  1,048          $  1,207
       Noncurrent liabilities                3,772             4,037
       Stockholders' equity                  3,861             3,800
                                          --------          --------
          Total liabilities and
           stockholders' equity           $  8,681          $  9,044
                                          ========          ========

------    --------------------

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

5.   Long-Term Debt

     Term Notes
     ----------
     In April 1999, NS issued $400 million of 6.2 percent, 10-year term notes under its November 1998 $1 billion shelf registration and received $396 million of net proceeds.

     Equipment Trust Certificates
     ----------------------------
     NSR issued equipment trust certificates in March and June 1999 and received $188 million of net proceeds. The certificates mature serially in the years 2000 through 2014, inclusive, and carry a weighted-average interest rate of 6.6 percent. Proceeds were used to acquire locomotives and freight cars, and at June 30, 1999, $21 million of the proceeds were included in "Other assets" and will be used later in the year to acquire additional equipment.

     Capital Lease Obligations
     -------------------------
     During the first six months of 1998, a rail subsidiary of NS entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated Statement of Cash Flows.

------    --------------------

6.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                               ------------------      ----------------
                               1999          1998      1999        1998
                               ----          ----      ----        ----
                                             (In millions)

     Weighted-average shares
      outstanding               380           379       380         378

     Dilutive effect of
      outstanding options and
      performance share units
      (as determined by the
      application of the
      treasury stock method)      2             3         2           3
                               ----          ----      ----        ----

     Diluted weighted-average
      shares outstanding        382           382       382         381
                               ====          ====      ====        ====

     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations. The calculations above exclude options on 5 million shares in the first quarter and on 7 million shares in the second quarter because their exercise price exceeded the average market price for Common Stock.

7.   Comprehensive Income

     NS' total comprehensive income was as follows:

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                ------------------     ----------------
                                 1999        1998       1999      1998
                                 ----        ----       ----      ----
                                             ($ in millions)

     Net income                 $  77      $ 187       $ 189      $ 416
     Other comprehensive
      income (loss)                (2)        --          (2)         1
                                -----      -----       -----      -----
        Total comprehensive
         income                 $  75      $ 187       $ 187      $ 417
                                =====      =====       =====      =====

     "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

In the following sections, NS provides data for corresponding periods in 1998 and, in some cases, indicates the percent of variance between the 1999 and 1998 data. However, NS does caution that all such data should be considered in light of the substantially different operating contexts to which they relate.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999, NS' railroad subsidiary (NSR) began operating a portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 3). As a result, railroad route miles operated by NSR and railroad employees increased by approximately 50 percent. Second-quarter results reflect two months (April and May) of operating the former Norfolk Southern railroad system and NS' share of Conrail's earnings, and one month (June) of operating the new Norfolk Southern system, which includes the Northern Region.

Moreover, during the month of June, system congestion and other inefficiencies resulted from difficulties in the integration of the new routes. NSR has made progress in reducing congestion and continues to work diligently to resolve the operational issues and clear the backlog of cars causing the congestion. This effort has required additional labor and equipment resources, and the need for such additional resources is expected to continue until the congestion is cleared. In addition, freight has been diverted from NSR, and in some cases, NSR has incurred service alteration costs to meet the immediate needs of shippers. The resulting decrease in revenues and increase in costs negatively affected NS' second-quarter results, and NS' financial statements will continue to be so affected until the operational issues have been resolved.

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter of 1999 was $77 million, down
$110 million, or 59 percent, compared with the second quarter of 1998. For the first six months of 1999, net income was $189 million, $130 million, or 41 percent below last year's results for continuing operations. "Discontinued operations" in 1998 included a $98 million after-tax gain from the sale of NS' motor carrier subsidiary (see
Note 4). The declines in net income from continuing operations were largely attributable to lower income from railway operations and lower Conrail earnings, including an estimated $91 million reduction to operating income attributable to system congestion and related traffic diversions arising from difficulties encountered in the commencement of operations over a portion of Conrail's lines.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Railway Operating Revenues
--------------------------

Second-quarter railway operating revenues were $1,194 million in 1999 and were $1,079 million in 1998. For the first six months, railway operating revenues were $2,224 million in 1999 and were $2,145 million in 1998. As shown in the table below, the improvements were due entirely to higher traffic volume, largely the result of the commencement of operations in the Northern Region. The revenue per unit variance for both periods included a $13 million favorable effect that resulted from the consolidation of Triple Crown Services
Company's (TCS) June revenues (see Note 3). Traffic diversions related to June's operational difficulties resulted in an estimated
$40 million of lost revenues, principally in the general merchandise commodity groups.

                                 Second Quarter      First Six Months
                                  1999 vs. 1998        1999 vs. 1998
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume (carloads)      $  116                $   80
     Revenue per unit                   (1)                   (1)
                                    ------                ------
                                    $  115                $   79
                                    ======                ======

Revenues and carloads for the commodity groups were as follows:

                                              Revenues
                              -----------------------------------------
                               Second Quarter           Six Months
                               1999       1998       1999       1998
                               ----       ----       ----       ----
                                          ($ in millions)

Coal                          $  298     $  316     $  580     $  639
General merchandise:
  Automotive                     187        145        347        283
  Chemicals                      166        145        314        291
  Paper/clay/forest              139        139        267        276
  Metals/construction            126         98        220        189
  Agr./consumer prod./govt.      105         95        198        188
                              ------     ------     ------     ------
General merchandise              723        622      1,346      1,227
Intermodal                       173        141        298        279
                              ------     ------     ------     ------
      Total                   $1,194     $1,079     $2,224     $2,145
                              ======     ======     ======     ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

                                              Carloads
                              -----------------------------------------
                                Second Quarter           Six Months
                                1999       1998       1999        1998
                                ----       ----       ----        ----
                                           (in thousands)

Coal                             340        327        640         658
General merchandise:
  Automotive                     156        127        292         243
  Chemicals                      114        102        213         204
  Paper/clay/forest              112        117        215         233
  Metals/construction            126         97        217         185
  Agr./consumer prod./govt.       96         86        180         175
                               -----      -----      -----       -----
General merchandise              604        529      1,117       1,040
Intermodal                       425        375        771         742
                               -----      -----      -----       -----
      Total                    1,369      1,231      2,528       2,440
                               =====      =====      =====       =====

Coal
----
Second-quarter coal revenues were $298 million, versus $316 million last year, and were $580 million for the first six months, versus
$639 million last year. Lower export and domestic metallurgical coal traffic volume more than offset the combined effects of the Northern Region traffic and increased utility coal tonnage. In addition, revenue yields continued to be affected by a change in the mix of traffic: increased utility coal shipments (especially new shorter-haul business) and decreased export and domestic metallurgical coal shipments. Total tonnage handled was 35.0 million tons in the second quarter, versus 33.7 million tons last year, and was 66.3 million tons for the first six months, versus 67.7 million tons last year. Export coal tonnage fell 37 percent for the quarter and 35 percent for the first six months, as the effects of adverse world economic conditions and a strong U.S. dollar continued. Domestic steel coal tonnage declined 4 percent in the second quarter and 11 percent for the first six months, largely reflecting increased imports of lower-priced steel and plant closures in the second quarter of 1998. Utility coal tonnage increased 17 percent in the quarter and 10 percent for the first six months, principally due to the handling of traffic in the Northern Region.

Coal revenues for the remainder of the year are expected to continue to be adversely affected by weak demand for export coal. However, with the addition of traffic in the Northern Region, total coal revenues are expected to be higher than in the same period last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

General Merchandise
-------------------
Second-quarter general merchandise revenues were $723 million, versus $622 million last year, and were $1,346 million for the first six months, versus $1,227 million last year. Traffic volume increased
14 percent for the quarter and 7 percent for the first six months, principally due to the addition of traffic in the Northern Region and to continued strength in automotive traffic. Average revenue per unit increased 2 percent in both periods, due to a longer average length of haul and changes in traffic mix.

General merchandise revenues for the remainder of the year are expected to be up almost 50 percent, versus the same period last year, largely as a result of traffic in the Northern Region.

Intermodal
----------
Second-quarter intermodal revenues were $173 million, versus
$141 million last year, and were $298 million for the first six months, versus $279 million last year. Traffic volume increased 13 percent for the quarter and 4 percent for the first six months, largely due to the addition of Northern Region traffic and to the consolidation of TCS' June revenues. Average revenue per unit increased 9 percent in the quarter and 3 percent in the first six months, due to the effects of consolidating TCS' revenues.

TCS provides door-to-door intermodal service using containers and RoadRailer (RT) equipment, which can be pulled over the highways in tractor-trailer configuration and over the rails by locomotives. TCS is a partnership in which subsidiaries of NS and PRR are equal partners. Prior to June 1, 1999, NS' revenues included only the amounts for rail services it performed under contract for TCS.

For the remainder of the year, intermodal revenues are expected nearly to double, versus the same period last year, reflecting the traffic in the Northern Region and the consolidation of TCS' revenues.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $996 million, up
$210 million, or 27 percent, compared with last year. For the first six months, railway operating expenses were $1,789 million, up
$188 million, or 12 percent. Both increases were due to the commencement of operations in the Northern Region and to an estimated $60 million of additional costs arising from the operational difficulties and resulting congestion.

"Materials, services, and rents" increased $81 million, or 39 percent, in the second quarter, and $87 million, or 22 percent, for the first six months, compared with the same periods last year. The increases resulted from additional costs due to the system congestion, including

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

an estimated $29 million for alternate transportation to meet critical customer needs and an estimated $8 million for equipment rents;
expenses related to the Northern Region; and the effect of the consolidation of TCS.

"Conrail rents and services," a new category of expense, amounted to $51 million and represented costs incurred in June associated with the operation of a portion of Conrail's routes and assets. This item includes amounts due to PRR and CRC related to: (1) use of their operating properties and equipment, (2) CRC's operation of the Shared Assets Areas, and (3) CRC's operation of certain transition facilities. Also included is NS' equity in Conrail's net loss in June, plus additional amortization related to the difference between NS' investment in Conrail and its underlying equity.

"Compensation and benefits" expense increased $48 million, or 13 percent, in the second quarter, and $20 million, or 3 percent, for the first six months, compared with the same periods last year. Both increases were attributable to the 50 percent increase in NS' work force in June, upon commencement of operations in the Northern Region, and to an estimated $15 million of higher labor costs associated with the operational difficulties and system congestion. The effects of these increases were mitigated by reduced incentive compensation expenses.

"Other" expenses increased $12 million, or 31 percent, in the second quarter, and $11 million, or 13 percent, for the first six months, compared with the same periods last year. The increases reflect favorable property tax adjustments last year for which there was no comparable adjustment in 1999 as well as higher travel costs this year associated with the integration of the Northern Region.

"Casualties and other claims" increased $7 million, or 32 percent, in the second quarter, and $12 million, or 23 percent, for the first six months, compared with the same periods last year. The increases were largely attributable to: (1) the commencement of operations in the Northern Region and the resulting congestion, (2) settlement in the first quarter related to an environmental site in Slidell, La., and
(3) damages to automobiles being transported in a train that derailed in the first quarter.

"Diesel fuel" expense increased $3 million, or 7 percent, in the second quarter, but decreased $8 million, or 9 percent, for the first six months, compared with the same periods last year. The increase for the quarter was due to higher consumption in June attributable to operations in the Northern Region, which more than offset lower consumption in April and May that resulted from lower traffic volume. The decrease for the first six months was due to a 23 percent decline in the average price per gallon in the first quarter that more than offset the increased consumption in the second quarter.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The railway operating ratio was 83.4 percent in the second quarter, versus 72.8 percent last year, and was 80.4 percent for the first six months, versus 74.6 percent last year. The operating difficulties and related system congestion and traffic diversions are estimated to have increased the railway operating ratio by about 7 percentage points and 3-1/2 percentage points for the quarter and first six months, respectively. The remaining increases in the railway operating ratio were principally attributable to the change in traffic mix related to increased resource-intensive traffic, such as automotive and intermodal, and decreased coal traffic.

The railway operating ratio is expected to continue to show the adverse effects of the system congestion and related traffic diversions until the operating difficulties are fully resolved. Moreover, NS' third-quarter railway operating expenses will include amounts related to a special incentive program for its agreement employees (see Note 2).

Equity in Earnings of Conrail
-----------------------------
As discussed above, beginning in June, NS' equity in Conrail's earnings or loss and the related amortization is included in "Conrail rents and services," a component of railway operating expenses. "Equity in earnings of Conrail" includes amounts recorded through May 1999. Due to this change in reporting coupled with lower Conrail earnings, "Equity in earnings of Conrail" decreased significantly in the second quarter and first six months of 1999 (see "Conrail's Results of Operations, Financial Condition, and Liquidity," below).

Other Income - Net
------------------
"Other income - net" was $13 million lower in the second quarter and was $24 million lower for the first six months, compared with the same periods last year. The second-quarter decrease was largely attributable to the effect of favorable adjustments last year to interest accruals on possible federal income tax liabilities resulting from the settlement of the 1993 and 1994 tax-year audits. The unfavorable six-month comparison was due to lower gains from the sale of properties and investments as well as to the effect of the favorable adjustments last year.

Provision for Income Taxes
--------------------------
The effective income tax rate was 33.0 percent in the second quarter, compared with 26.7 percent last year, and was 30.8 percent for the first six months, compared with 28.0 percent last year. Excluding NS' equity in Conrail's after-tax earnings, the effective rates for 1999 were 37.6 percent for the second quarter and 36.2 percent for the first six months, compared with 33.2 percent for the second quarter of 1998 and 34.3 percent for the first six months. The higher effective rates for both periods of 1999 resulted from the effects of favorable adjustments to income tax expenses in 1998 upon settlement of the 1993 and 1994 federal income tax audits.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Discontinued Operations
-----------------------
"Income from discontinued operations" for the first six months of 1998 included a $98 million gain from the sale of NS' motor carrier subsidiary (see Note 4).

FINANCIAL CONDITION AND LIQUIDITY

                                             June 30,      December 31,
                                               1999            1998
                                             -------       -----------
                                                 ($ in millions)

     Cash and short-term investments        $ 122            $  63
     Working capital deficit                $ 632            $ 204
     Current assets to current liabilities    0.7              0.8
     Debt-to-total capitalization            57.1%            56.3%

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity (see Consolidated Statements of Cash Flows on page 6). The decrease in "Net cash provided by operating activities" in the first six months of 1999, compared with the same period last year, was principally due to lower income from railway operations, mitigated by lower income tax payments. The large changes in "Accounts receivable" and "Current liabilities other than debt" in this year's cash flow statement principally resulted from the June 1 commencement of operations in the Northern Region. NS' working capital deficit of $632 million at June 30, 1999, included $400 million of notes due
May 1, 2000. NS has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below). In addition, NS has $600 million of capacity remaining under its November 1998 $1 billion shelf registration.

CASH USED FOR INVESTING ACTIVITIES increased substantially for the first six months of 1999, compared with the same period last year that included $200 million of proceeds from the sale of a subsidiary
(see Note 4). Capital expenditures were 7 percent lower in the current year; however, "Property additions" increased, reflecting a change in financing methods: in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions; in 1999, locomotives and freight cars were financed through the sale of equipment trust certificates (see Note 5).

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first six months of 1999 included proceeds from the sale of 10-year notes and equipment trust certificates (see Note 5). "Debt repayments" in 1999 includes $499 million of reductions in outstanding commercial paper. NS expects to issue commercial paper as working capital needs arise and to repay such commercial paper as resources become available or by issuing additional commercial paper. In addition, PRR could advance funds to NS.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND LIQUIDITY

As discussed above and in Note 3, effective June 1, 1999, NSR and CSXT began operating most of Conrail's routes and assets in accordance with operating and lease agreements with Conrail subsidiaries.
Accordingly, direct comparisons with 1998's results are difficult.

Conrail recorded a second-quarter net loss of $63 million, versus net income of $115 million last year. For the first six months, net income was $13 million in 1999, versus $200 million in 1998. Results in 1999 included $117 million of after-tax expenses, principally based on a recently completed actuarial valuation of certain components of its casualty reserves. Excluding the effects of these expenses, Conrail's net income would have been down $61 million in the quarter and $70 million for the first six months, principally due to costs related to the wind-down of certain functions and lower income from railway operations during the first five months of 1999.

Operating revenues were $737 million in the second quarter and $1,653 million for the first six months, versus $983 million and $1,910 million, respectively, for the same periods last year, reflecting the change in operations. Operating expenses (excluding the expenses discussed above) declined $149 million in the second quarter and $146 million for the first six months, reflecting the change in operations, mitigated by the effects of transition-related expenses. It is expected that Conrail's operations for the remainder of the year will generate a net loss, principally due to expenses related to: (1) the integration of its railroad system with those of NSR and CSXT, and (2) wind-down of numerous functions that will not be required to support NSR's and CSXT's operations after a transition period. The net loss is not expected to affect Conrail's ability to operate its ongoing business activities for the benefit of NS and CSX or its ability to meet its other obligations.

Conrail's working capital deficit was $155 million at June 30, 1999, versus a deficit of $202 million at Dec. 31, 1998. In addition to cash flow from operations, the improvement in working capital resulted in part from the reclassification of certain employee obligations, partially offset by the reclassification of $250 million of long-term debt to current liabilities, reflecting the maturity of the debt in June 2000. Conrail should continue to have sufficient cash flow to meet its ongoing obligations, notwithstanding the change in the nature of its operations.

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

State of Readiness
------------------
The inventory and assessment phases have been completed. The remediation phase is over 99 percent complete, and the testing and implementation phases are about 65 percent complete. The remaining items to be addressed are principally purchased software products and system integration testing.

For mainframe systems, all noncompliant business-critical applications have been remediated, unit tested, and placed back into production (implemented). System integration testing is expected to be completed in the third quarter of 1999.

For nonmainframe and enterprise systems, all business-critical applications have been inventoried and assessed, and remediation is over 99 percent complete. For both types of systems, testing and implementation are expected to be completed in the third quarter.

NS also has initiated formal communications with third parties having a substantial relationship to its business (including other railroads, significant suppliers, larger customers, and financial institutions) to determine the extent to which NS may be vulnerable to any such third parties' failure to achieve Year-2000 compliance. Thus far, NS has no information that indicates a significant third party may be unable to provide goods or services or to request NS' services because of Year-2000 compliance issues. NS will continue to monitor the progress of such third parties' Year-2000 compliance efforts and develop contingency plans as warranted.

Cost
----
NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS' in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through June 30, 1999, which were expensed, are immaterial to NS' results of operations. Total incremental costs are expected to be approximately $25 million.

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

Conrail
-------
NS is implementing its own information technology systems on the portion of Conrail's routes and assets it is operating. While some systems are operational, others -- particularly the transportation systems -- will be integrated geographically during the remainder of 1999. Accordingly, some of Conrail's systems have been modified to be compatible with NS' systems during the interim period. Moreover, in the Shared Assets Areas, some of Conrail's existing systems still are being used, and, therefore, must be compatible with both NS' and CSX's systems. NS is continuing to work with Conrail and CSX to address compatibility issues.

NS also is working with Conrail and CSX to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to be replaced by NS and CSX systems by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to support its post Closing Date operations. This Conrail project is scheduled for completion in the third quarter of 1999.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Because of this deferral, NS expects to adopt SFAS No. 133 effective Jan. 1, 2001.

LITIGATION

The Corporation and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.

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

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs.

On May 21, 1999, AGS and four of the nine defendants reached an agreement to settle this litigation. The four remaining defendants are not parties to the settlement agreement, and the litigation will continue against those defendants. Because it involves a class action, the settlement is subject to final approval by the trial court, and to possible appeals.

While the final outcome of this matter and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations, or liquidity.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they

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

The forward-looking statements contained in this filing speak only as of the date on which they are made, and the Corporation does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof. If the Corporation does update one or more forward-looking statements, no inference should be drawn that the Corporation will make additional updates with respect thereto or with respect to other forward-looking statements.

                       PART II.  OTHER INFORMATION
                      ----------------------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
------    ----------------------------------------------------------

     There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 47 of the Corporation's 1998 Annual Report on Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     Registrant's annual meeting of stockholders was held on May 13, 1999, at which meeting three directors were elected to the class for a term of three years, the appointment of independent public accountants was ratified, and the stockholder proposal was defeated.

     The three nominees for directors were elected by the following vote:

                            THREE-YEAR TERM
     ------------------------------------------------------------------
                                   FOR             AUTHORITY WITHHELD
                                   ---             ------------------
     Gerald L. Baliles      319,342,135 votes       9,088,730 votes
     Gene R. Carter         323,820,777 votes       4,610,088 votes
     Steven F. Leer         321,118,087 votes       7,312,778 votes

     The appointment of KPMG LLP, independent public accountants, was ratified by the following vote:

     FOR:  325,950,419 shares              AGAINST:  1,228,778 shares

                      ABSTAINED:  1,251,668 shares

     The stockholder proposal concerning elimination of bonuses and other forms of incentive pay as a means of compensating any employee of the Corporation was defeated by the following vote:

     FOR:  18,647,863 shares               AGAINST:  266,763,100 shares

                      ABSTAINED:  5,848,211 shares

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

     (a)  Exhibits:

          10.1 Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, that agreement's having been filed electronically as Exhibit 10 to Registrant's Current Report on Form 8-K, dated June 23, 1997.

          10.2 Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, that agreement's having been filed electronically as Exhibit 10 to Registrant's Current Report on Form 8-K, dated June 23, 1997.

          10.3 Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company.

          10.4 Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto.

          10.5  Shared Assets Area Operating Agreement for South
                Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto.

          10.6 Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and
                Norfolk Southern Railway Company, with exhibit thereto.

          10.7 Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto.

          27    Financial Data Schedule

------    --------------------------------

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on April 26, 1999, reporting that on that date, NS would close the sale of a $400 million offering of 6.20 percent Senior Notes due April 15, 2009.

          A report on Form 8-K was filed on April 30, 1999, reporting that NS had issued and sold $400 million aggregate principal amount of its 6.20 percent Senior Notes due April 15, 2009.

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




Date:  August 11, 1999         /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  August 11, 1999         /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                            INDEX TO EXHIBITS
                            -----------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number                             Description
----------      -------------------------------------------------

  10.1 Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997.

  10.2          Amendment No. 2, dated as of June 1, 1999, to the
                Transaction Agreement, dated June 10, 1997.

  10.3          Operating Agreement, dated as of June 1, 1999.

  10.4 Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999.

  10.5          Shared Assets Area Operating Agreement for South
                Jersey/Philadelphia, dated as of June 1, 1999.

  10.6 Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999.

  10.7          Monongahela Usage Agreement, dated as of June 1, 1999.

  27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)