Form 10-Q
period 1999-09-30
NORFOLK SOUTHERN CORP
filed 1999-11-12
CIK 702165

PAGE 1

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1999

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                Class                 Outstanding as of October 31, 1999
                -----                 ----------------------------------

     Common Stock (par value $1.00)   380,627,779 (excluding 21,627,902
                                      shares held by registrant's
                                      consolidated subsidiaries)

                                  INDEX
                                  -----

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.  Consolidated Statements of Income
                 Three Months and Nine Months Ended
                 September 30, 1999 and 1998                       3-4

                 Consolidated Balance Sheets
                 September 30, 1999, and December 31, 1998           5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999
                 and 1998                                          6-7

                 Notes to Consolidated Financial Statements       8-15

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                           16-27

Part II.         Other Information:

        Item 6.  Exhibits and Reports on Form 8-K                   28

Signatures                                                          29

Index to Exhibits                                                   30

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                    ------------------   -----------------
                                    1999         1998      1999      1998
                                    ----         ----      ----      ----
Railway operating revenues:
 Coal                              $   369      $   321   $   949   $   960
 General merchandise                   864          597     2,210     1,824
 Intermodal                            267          130       565       409
                                   -------      -------   -------   -------
   TOTAL RAILWAY OPERATING
    REVENUES                         1,500        1,048     3,724     3,193
                                   -------      -------   -------   -------
Railway operating expenses:
 Compensation and benefits             574          370     1,355     1,131
 Materials, services, and rents        354          206       837       602
 Conrail rents and services
  (Note 3)                             141           --       192        --
 Depreciation                          121          112       352       328
 Diesel fuel                            74           41       159       134
 Casualties and other claims            36           21       100        73
 Other                                  54           40       148       123
                                   -------      -------   -------   -------
   TOTAL RAILWAY OPERATING
    EXPENSES                         1,354          790     3,143     2,391
                                   -------      -------   -------   -------
      Income from railway
       operations                      146          258       581       802

Equity in earnings of Conrail
 (Note 3)                               --           53        49       135
Other income - net                      24           19        72        91
Interest expense on debt              (134)        (129)     (393)     (384)
                                   -------      -------   -------   -------
      Income from continuing
       operations before
       income taxes                     36          201       309       644

Provision for income taxes              17           50       101       174
                                   -------      -------   -------   -------
      Income from continuing
       operations                       19          151       208       470
                                   -------      -------   -------   -------
Discontinued operations (Note 4):
 Loss from motor carrier
  operations, net of taxes              --           --        --        (1)
 Gain on sale of motor carrier,
  net of taxes                          --            7        --       105
                                   -------      -------   -------   -------
      Income from discontinued
       operations                       --            7        --       104
                                   -------      -------   -------   -------

      NET INCOME                   $    19      $   158   $   208   $   574
                                   =======      =======   =======   =======



Item 1.   Financial Statements. (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Income (continued)
                ($ in millions except per share amounts)
                               (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                    ------------------   -----------------
                                     1999        1998     1999       1998
                                     ----        ----     ----       ----
Per share amounts (Note 6):
 Income from continuing
  operations, basic                $ 0.05      $ 0.40   $  0.55    $ 1.24
 Income from continuing
  operations, diluted                0.05        0.40      0.55      1.23
 Net income, basic                   0.05        0.42      0.55      1.52
 Net income, diluted                 0.05        0.42      0.55      1.51

 Dividends                           0.20        0.20      0.60      0.60


See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)

                                             September 30,   December 31,
                                                 1999           1998
                                             ------------    -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $    41        $    5
 Short-term investments                              15            58
 Accounts receivable, net of allowance for
  doubtful accounts of $5 million and
  $4 million, respectively                          906           519
 Materials and supplies                              77            59
 Deferred income taxes                              143           141
 Other current assets                               134           131
                                                -------       -------
       Total current assets                       1,316           913

Investment in Conrail (Note 3)                    6,141         6,210
Properties less accumulated depreciation         10,903        10,477
Other assets                                        757           580
                                                -------       -------
       TOTAL ASSETS                             $19,117       $18,180
                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt (Note 3)                       $    83       $    --
 Accounts payable                                   896           600
 Income and other taxes                             178           151
 Other current liabilities                          325           225
 Current maturities of long-term debt (Note 5)      572           141
                                                -------       -------
       Total current liabilities                  2,054         1,117

Long-term debt (Note 5)                           7,329         7,483
Other liabilities                                 1,105         1,065
Minority interests                                   51            49
Deferred income taxes                             2,653         2,545
                                                -------       -------
       TOTAL LIABILITIES                         13,192        12,259
                                                -------       -------
Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized;
  issued 402,202,604 shares and
  401,031,994 shares, respectively                  402           401
 Additional paid-in capital                         324           296
 Accumulated other comprehensive income
  (Note 7)                                          (12)           (8)
 Retained income                                  5,231         5,252
 Less treasury stock at cost, 21,627,902 shares     (20)          (20)
                                                -------       -------
       TOTAL STOCKHOLDERS' EQUITY                 5,925         5,921
                                                -------       -------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                    $19,117       $18,180
                                                =======       =======

See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                      1999       1998
                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   208    $   574
 Reconciliation of net income to net cash provided
  by continuing operations:
   Depreciation                                          363        337
   Deferred income taxes                                  52         51
   Equity in earnings of Conrail (Note 3)                (23)      (135)
   Nonoperating gains and losses on properties
    and investments                                      (28)       (41)
   Income from discontinued operations                    --       (104)
   Changes in assets and liabilities affecting
    operations:
     Accounts receivable                                (371)         9
     Materials and supplies                              (16)        --
     Other current assets                                 39         34
     Current liabilities other than debt                 345         67
     Other - net                                          (3)       (31)
                                                     -------    -------
       Net cash provided by continuing operations        566        761
       Net cash used for discontinued operations          --         (2)
                                                     -------    -------
         Net cash provided by operating activities       566        759

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 5)                            (712)      (685)
 Property sales and other transactions                    73         59
 Investment in Conrail                                    (2)       (38)
 Investments, including short-term                      (103)      (108)
 Investment sales and other transactions                 180        108
 Proceeds from sale of motor carrier (Note 4)             --        207
                                                     -------    -------
         Net cash used for investing activities         (564)      (457)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                              (228)      (227)
 Common stock issued - net                                18         29
 Proceeds from borrowings (Note 5)                       848        133
 Debt repayments                                        (604)      (164)
                                                     -------    -------
         Net cash provided by (used for)
          financing activities                            34       (229)
                                                     -------    -------
         Net increase in cash and cash equivalents        36         73

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      5         34
                                                     -------    -------
 At end of period                                    $    41    $   107
                                                     =======    =======



Item 1.   Financial Statements. (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)
                             ($ in millions)
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                      1999       1998
                                                      ----       ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $   312    $   323
   Income taxes                                      $    17    $    78


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of Sept. 30, 1999, and results of operations and cash flows for the nine months ended Sept. 30, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters discussed in Note 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 80.

3.   Investment in Conrail and Operations Over Its Lines

     Overview
     --------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and thereafter devoted significant effort to prepare for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to provide some of Conrail's cash requirements through capital contributions, loans, or advances.

     Commencement of Operations
     --------------------------
     On June 1, 1999 (the "Closing Date"), NSR and CSXT began operating the Conrail routes and assets leased to them pursuant to operating and lease agreements.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     The Operating Agreement between NSR and Pennsylvania Lines LLC
     (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are based on appraised values that are subject to adjustment every six years to reflect changes in such values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets at rentals based on appraised values. NSR's payments to PRR under the Operating Agreement and lease agreements currently amount to approximately $340 million annually. In addition, all costs necessary to operate and maintain the PRR assets are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC assets, with another wholly owned CRC subsidiary.

     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.
     In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     As a result of these transactions, both NS' railroad route miles and its railroad employees increased by approximately 50 percent, effective June 1, 1999. NSR and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts, and employ the majority of Conrail's former work force. Consequently, NSR began to receive all freight revenues and incur all operating expenses on the PRR lines it now operates.

     Since June 1, 1999, difficulties in NSR's integration of the PRR routes and assets have affected adversely both revenues and expenses. The higher expenses included the cost of a special incentive program available to unionized employees for much of the third quarter, higher labor costs and equipment rents, and service alteration costs to meet the needs of shippers. A long-term failure by NSR to integrate successfully these PRR properties could have a substantial adverse impact on NS' financial position, results of operations, and liquidity.

     Accounting Treatment
     --------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     In August 1998, the effective date of the STB decision approving the Conrail transaction, NS' investment in Conrail exceeded its 58 percent of Conrail's net equity by $4.1 billion. This excess

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     has been allocated to the fair values of Conrail's assets and liabilities, using the principles of purchase accounting, as follows:

          Property, equipment, and investments
           in railroads                                $ 6,708
          Other assets, principally pension and
           other employee benefit plans and trusts         224
          Debt revaluation and other liabilities          (209)
          Deferred taxes                                (2,585)
                                                       -------
               Total                                   $ 4,138
                                                       =======

     NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At Sept. 30, 1999, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $4.0 billion.

     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NSR. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction and
     (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $56 million are classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through Sept. 30, 1999, NS has paid $23 million of these costs.

     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are partners. As a result, NS' total assets increased by approximately $140 million (including $121 million of properties, mostly RoadRailer (RT) equipment), and NS' total liabilities increased by approximately $130 million (including $109 million of long-term debt).

     Related Party Transactions
     --------------------------
     Until the Closing Date, NSR and CRC had transactions with each other in the course of handling interline traffic. Most of the amounts receivable or payable related to these transactions have been satisfied.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     NS provides to Conrail certain general and administrative support functions, the fees for which are billed in accordance with several service-provider arrangements.

     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during a transition period; and
     (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.

     "Other current assets" includes $51 million due from CRC, $39 million of which is for its vacation liability related to the portion of its work force that became NS employees on the Closing Date. NS increased its vacation liability accordingly, and will pay these employees as they take vacation.

     "Accounts payable" includes $82 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     "Short-term debt" represents $83 million of interest-bearing loans made to NS by a PRR subsidiary, payable on demand.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following summary financial information for Conrail should be read in conjunction with Conrail's audited financial statements included as an exhibit to NS' Annual Report on Form 10-K for 1998 filed with the Securities and Exchange Commission.

     Conrail's operating results were significantly affected by the June 1, 1999, integration of PRR's and NYC's routes and assets with those of NSR and CSXT. Conrail's results of operations include freight line-haul revenues and related expenses through May 31, 1999, but reflect its new structure and operations since June. Conrail's major sources of operating revenues are now from NSR and CSXT. The composition of Conrail's operating expenses has changed also. Accordingly, meaningful comparisons to 1998's results are difficult.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Summarized Consolidated Statements Of Income - Conrail
     ------------------------------------------------------

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                ------------------     -----------------
                                 1999        1998       1999       1998
                                 ----        ----       ----       ----
                                             ($ in millions)
                                               (Unaudited)

     Operating revenues         $   259     $   976    $ 1,912    $ 2,886
     Operating expenses             323       1,058      1,891      2,602
                                -------     -------    -------    -------
       Operating income (loss)      (64)        (82)        21        284
     Other-net                      (21)        (23)       (66)       (66)
                                -------     -------    -------    -------
       Income (loss) before
        income taxes                (85)       (105)       (45)       218
     Provision for income taxes     (36)        (40)        (9)        83
                                -------     -------    -------    -------
       Net income (loss)        $   (49)    $   (65)   $   (36)   $   135
                                =======     =======    =======    =======

     Note: Conrail's results in 1999 included after-tax expenses of $51 million in the third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on an actuarial valuation and adjustments to certain litigation and environmental reserves related to settlements and completion of site reviews. Conrail's results in 1998 included a $187 million after-tax charge in the third quarter, primarily for estimated severance obligations to nonunion employees. These items were considered in the allocation of NS' investment in Conrail to the fair values of Conrail's assets and liabilities using the principles of purchase accounting and, accordingly, were excluded in determining NS' equity in Conrail's net income.

------    --------------------

3.   Investment in Conrail and Operations Over Its Lines (continued)

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                         September 30,      December 31,
                                             1999               1998
                                         ------------       -----------
                                                 ($ in millions)
                                                   (Unaudited)

     Assets
       Current assets                      $   773            $ 1,005
       Noncurrent assets                     7,642              8,039
                                           -------            -------
           Total assets                    $ 8,415            $ 9,044
                                           =======            =======
     Liabilities and stockholders' equity
       Current liabilities                 $   826            $ 1,207
       Noncurrent liabilities                3,828              4,037
       Stockholders' equity                  3,761              3,800
                                           -------            -------
           Total liabilities and
            stockholders' equity           $ 8,415            $ 9,044
                                           =======            =======

4.   Discontinued Operations - Motor Carrier

     During the first quarter of 1998, NS sold all the common stock of North American Van Lines, Inc. (NAVL), its motor carrier subsidiary. Proceeds from the sale in that quarter were $200 million, resulting in an $83 million pretax gain
     ($98 million, or $0.26 per share, after taxes). The higher after-tax gain was the result of differences between book and tax bases and the realization of deferred tax benefits. In the third quarter of 1998, as a result of a purchase price adjustment, NS recorded an additional after-tax gain of $7 million ($0.02 per share).

     NAVL's results of operation and cash flows are presented as "Discontinued operations" in the accompanying 1998 financial statements. NAVL's operations in the first quarter of 1998 generated revenues of $207 million and a loss of $1 million.

5.   Long-Term Debt

     Term Notes
     ----------
     In April 1999, NS issued $400 million of 6.2 percent, 10-year term Senior Notes under its November 1998 $1 billion shelf registration and received net proceeds of $396 million.

------    --------------------

5.   Long-Term Debt (continued)

     Equipment Trust Certificates
     ----------------------------
     NSR issued equipment trust certificates in March and June 1999 and received net proceeds of $188 million. The certificates mature serially in the years 2000 through 2014, inclusive, and carry a weighted-average interest rate of 6.6 percent. Proceeds were used to acquire locomotives and freight cars, and, at Sept. 30, 1999, $14 million of the proceeds were included in "Other assets" and will be used later in the year to acquire additional equipment.

     Capital Lease Obligations
     -------------------------
     During the first nine months of 1998, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated Statement of Cash Flows.

6.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share.

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               ------------------     -----------------
                                1999        1998       1999       1998
                                ----        ----       ----       ----
                                             (In millions)

     Weighted-average shares
      outstanding                381         379        380        379

     Dilutive effect of
      outstanding options and
      performance share units
      (as determined by the
      application of the
      treasury stock method)       1           2          2          2
                                ----        ----       ----       ----

     Diluted weighted-average
      shares outstanding         382         381        382        381
                                ====        ====       ====       ====

     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations. The calculations above exclude options whose exercise price exceeded the average market price for Common Stock. These totaled 5 million options in the first quarter, 7 million options in the second quarter, and 9 million options in the third quarter.

------    --------------------

7.   Comprehensive Income

     NS' total comprehensive income was as follows:

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               ------------------     -----------------
                                1999        1998       1999       1998
                                ----        ----       ----       ----
                                            ($ in millions)

     Net income                 $  19       $ 158      $ 208      $ 574
     Other comprehensive income    (2)         (1)        (4)        --
                                -----       -----      -----      -----
       Total comprehensive
        income                  $  17       $ 157      $ 204      $ 574
                                =====       =====      =====      =====

     For NS, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

In the following sections, NS provides data for corresponding periods in 1998 and, in some cases, indicates the percent of variance between the 1999 and 1998 data. However, NS cautions that all such data should be considered in light of the substantially different operating contexts to which they relate.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999, NS' railroad subsidiary (NSR) began operating a portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 3). As a result, railroad route miles operated by NSR and railroad employees increased by approximately 50 percent. Results for the first nine months of 1999 reflect five months (January through May) of operating the former Norfolk Southern railroad system, plus NS' share of Conrail's earnings, and four months (June through September) of operating the new Norfolk Southern railroad system, which includes the Northern Region.

Since June 1, 1999, system congestion and other difficulties have complicated integration of the new routes. NSR has made progress in reducing congestion and continues to work diligently to resolve the operational issues and to reduce and clear the congestion. This effort has required additional labor and equipment resources, and the need for such additional resources is expected to continue until the congestion is cleared. In addition, some freight has been diverted from NSR, and, in some cases, NSR has incurred service alteration costs to meet the needs of shippers. The resulting decrease in revenues, coupled with increased costs, has negatively affected NS' results since June, and these effects will continue until the operational issues have been resolved. A long-term failure by NSR to integrate successfully the Northern Region could have a substantial adverse impact on NS' financial position, results of operations, and liquidity.

RESULTS OF OPERATIONS

Net Income
----------
Net income for the third quarter of 1999 was $19 million, down
$139 million, or 88 percent, compared with the third quarter of 1998. For the first nine months of 1999, net income was $208 million, $366 million, or 64 percent, below last year. Net income for the first nine months of 1998 included a $105 million after-tax gain from the sale of NS' motor carrier subsidiary, including $7 million recorded in the third quarter, which was reported in "Discontinued operations" (see Note 4). "Income from continuing operations"

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

declined $132 million, or 87 percent, for the quarter, and $262 million, or 56 percent, for the first nine months. The declines in both periods were largely attributable to lower income from railway operations.
The system congestion and related traffic diversions arising from the integration difficulties are estimated to have reduced operating income by $175 million in the third quarter and by $267 million since June 1, 1999.

Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1,500 million in 1999 and were $1,048 million in 1998. Railway operating revenues were $3,724 million for the first nine months of 1999, and were $3,193 million for the first nine months of 1998. As shown in the table below, the improvements were principally due to higher traffic volume, largely the result of the commencement of operations in the Northern Region. The revenue per unit variances reflect the consolidation of Triple Crown Services Company's (TCS) revenues, beginning June 1, 1999. Traffic diversions related to the operational difficulties resulted in estimated revenue losses of $73 million in the third quarter and $113 million since June 1, 1999, principally in the general merchandise commodity groups.

                                  Third Quarter      First Nine Months
                                  1999 vs. 1998        1999 vs. 1998
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume                 $  405               $  488
     Revenue per unit                   47                   43
                                    ------               ------
                                    $  452               $  531
                                    ======               ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:

                                             Revenues
                               ----------------------------------------
                                 Third Quarter           Nine Months
                                1999      1998         1999      1998
                                ----      ----         ----      ----
                                           ($ in millions)

Coal                           $   369   $   321      $   949   $   960
General merchandise:
   Automotive                      190       129          537       412
   Chemicals                       206       145          520       436
   Paper/clay/forest               159       133          426       409
   Metals/construction             181        97          401       286
   Agr./consumer prod./govt.       128        93          326       281
                               -------   -------      -------   -------
General merchandise                864       597        2,210     1,824
Intermodal                         267       130          565       409
                               -------   -------      -------   -------
   Total                       $ 1,500   $ 1,048      $ 3,724   $ 3,193
                               =======   =======      =======   =======


                                            Carloads
                               -------------------------------------
                                 Third Quarter         Nine Months
                                1999      1998       1999      1998
                                ----      ----       ----      ----
                                           (In thousands)

Coal                             438       337      1,078       994
General merchandise:
   Automotive                    155       110        446       354
   Chemicals                     129       100        342       304
   Paper/clay/forest             126       111        341       344
   Metals/construction           187        99        404       284
   Agr./consumer prod./govt.     114        86        294       261
                               -----     -----      -----     -----
General merchandise              711       506      1,827     1,547
Intermodal                       565       350      1,337     1,092
                               -----     -----      -----     -----
   Total                       1,714     1,193      4,242     3,633
                               =====     =====      =====     =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

After Dec. 1, 1999, some of the customers NSR serves in the Northern Region as successor to CRC contracts can elect to switch to CSXT. Likewise, some of CSXT's customers can switch to NSR. NS does not expect there to be a significant adverse effect from these potential traffic shifts.

Coal
----
Coal revenues were $369 million in the third quarter, versus
$321 million last year, and were $949 million for the first nine months, versus $960 million last year. The increase for the quarter was due to the addition of Northern Region traffic. The decrease for the first nine months reflected lower export coal traffic volume that more than offset the combined effects of the Northern Region traffic volume and increased utility coal tonnage. Revenue yields have been affected by a change in the mix of traffic: Northern Region traffic and increased utility coal shipments (especially new shorter-haul business) and decreased export coal shipments. Total tonnage handled was 45.5 million tons in the third quarter, versus 34.3 million tons last year, and was 111.8 million tons for the first nine months, versus 102.0 million tons last year. Utility coal tonnage increased 46 percent in the quarter and 23 percent for the first nine months, principally due to the handling of traffic in the Northern Region. Domestic metallurgical coal, coke, and iron ore traffic volume increased 31 percent in the quarter and 3 percent for the first nine months, reflecting Northern Region traffic, partially offset by the effects of increased imports of lower-priced iron ore and steel and coke plant closures in the second quarter of 1998. Export coal tonnage fell 20 percent for the quarter and 31 percent for the first nine months, reflecting continued strong competition and weak demand in overseas markets and a strong U.S. dollar.

Fourth-quarter coal revenues are expected to be adversely affected by weak demand for export coal. However, with the addition of traffic in the Northern Region, total coal revenues are expected to be higher than in the same period last year.

A recent decision by a federal district court judge in West Virginia holds that some common mining practices in the coal industry are illegal. If sustained, the decision could have an adverse effect on coal mining operations and on NS' coal traffic, revenues, and royalties.

General Merchandise
-------------------
General merchandise revenues were $864 million in the third quarter, versus $597 million last year, and were $2,210 million for the first nine months, versus $1,824 million last year. Traffic volume increased 40 percent for the quarter and 18 percent for the first nine months, principally due to the addition of traffic in the Northern Region. Average revenue per unit increased 3 percent for both periods, due to a longer average haul and an overall favorable change in traffic mix.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Fourth-quarter general merchandise revenues are expected to exceed those of last year, continuing to reflect Northern Region traffic.

Intermodal
----------
Intermodal revenues were $267 million in the third quarter, versus $130 million last year, and were $565 million for the first nine months, versus $409 million last year. Traffic volume increased
61 percent for the quarter and 22 percent for the first nine months, largely due to the addition of Northern Region traffic and the consolidation of TCS' revenues, beginning on June 1. Average revenue per unit increased 26 percent in the quarter and 13 percent for the first nine months, due to the effects of consolidating TCS' revenues and a favorable change in the mix of traffic.

TCS provides door-to-door intermodal service using containers and RoadRailer (RT) equipment, which can be pulled over the highways in tractor-trailer configuration and over the rails by locomotives. TCS is a partnership in which subsidiaries of NS and PRR are partners. Prior to June 1, 1999, NS' revenues included only the amounts for rail services it performed under contract for TCS.

Fourth-quarter intermodal revenues are expected to be well above those of last year, continuing to reflect the Northern Region traffic and the consolidation of TCS' revenues.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1,354 million, up
$564 million, or 71 percent, compared with last year. For the first nine months, railway operating expenses were $3,143 million, up
$752 million, or 31 percent. Both increases reflected the commencement of operations in the Northern Region. It is estimated that additional costs of $116 million in the quarter and $176 million for the first nine months were incurred related to integration difficulties.

"Compensation and benefits" expense increased $204 million, or 55 percent, in the third quarter, and $224 million, or 20 percent, for the first nine months. Both increases were attributable to: (1) the 50 percent increase in NS' work force in June, upon commencement of operations in the Northern Region; and (2) costs associated with integration difficulties, principally a special work incentive program that increased expenses $49 million. The program was in effect for much of the third quarter, and the incentives, newly-issued Norfolk Southern Common Stock, will be paid in the fourth quarter. The effects of these increases were partially mitigated by lower performance-based incentive compensation.

"Materials, services, and rents" increased $148 million, or 72 percent, in the third quarter, and $235 million, or 39 percent, for the first nine months. Both increases reflected the commencement of operations in

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

the Northern Region, including expenses arising from integration difficulties such as higher equipment rents, expenses related to short-term locomotive leases, and costs for alternate transportation to meet the critical needs of customers, and the effect of the consolidation of TCS.

"Conrail rents and services," a new category of expense, amounted to $141 million in the third quarter and $192 million for the first nine months. This item includes amounts due to PRR and CRC related to:
(1) use of their operating properties and equipment, (2) CRC's operation of the Shared Assets Areas, and (3) CRC's operation of certain transition facilities. Also included is NS' equity in Conrail's net earnings or loss since June 1, plus additional amortization related to the difference between NS' investment in Conrail and its underlying equity (see Note 3).

"Diesel fuel" expense increased $33 million, or 80 percent, in the third quarter, and $25 million, or 19 percent, for the first nine months. Consumption increased 39 percent for the quarter and 15 percent for the first nine months, principally due to the higher traffic volume resulting from operations in the Northern Region. The average price per gallon increased 32 percent in the quarter and 3 percent for the first nine months.

"Casualties and other claims" increased $15 million, or 71 percent, in the third quarter, and $27 million, or 37 percent, for the first nine months. Both increases were principally attributable to the commencement of operations in the Northern Region. The increase for the first nine months also reflected a settlement in the first quarter related to an environmental site in Slidell, La., and damages to automobiles being transported in a train that derailed in the first quarter.

"Other" expenses increased $14 million, or 35 percent, in the third quarter, and $25 million, or 20 percent, for the first nine months. Both increases resulted largely from the commencement of operations in the Northern Region.

The railway operating ratio was 90.3 percent in the third quarter, versus 75.4 percent last year, and was 84.4 percent for the first nine months, versus 74.9 percent last year. It is estimated that the combination of integration difficulties and related system congestion and traffic diversions increased the railway operating ratio by about
10.7 percentage points in the third quarter and 6.5 percentage points for the first nine months. The remaining increases in the railway operating ratio were principally attributable to the change in traffic mix related to the increased resource-intensive traffic, such as automotive and intermodal, and the new traffic in the Northern Region, coupled with decreased export coal traffic.

The railway operating ratio is expected to continue to be affected adversely until service and operations improve.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Equity in Earnings of Conrail
-----------------------------
As discussed above, beginning in June, NS' equity in Conrail's earnings or loss and the related amortization is included in "Conrail rents and services," a new component of railway operating expenses. As a result of both this change in reporting and lower Conrail earnings, "Equity in earnings of Conrail" was significantly lower for the first nine months of 1999, compared with last year.

Other Income - Net
------------------
"Other income - net" was $5 million higher in the third quarter, but was $19 million lower for the first nine months. The increase for the quarter was principally due to higher rental income and gains from property sales. The decrease for the first nine months resulted primarily from lower gains from the sale of properties and investments and the effect of favorable adjustments last year to interest accruals on possible federal income tax liabilities resulting from the settlement of the 1993 and 1994 tax-year audits.

Provision for Income Taxes
--------------------------
The effective income tax rate was 47.2 percent in the third quarter, compared with 24.9 percent last year, and was 32.7 percent for the first nine months, compared with 27.0 percent last year. Excluding NS' equity in Conrail's after-tax earnings or loss, the effective rates for 1999 were 31.5 percent in the quarter and 35.3 percent in the first nine months, compared with 33.8 percent and 34.2 percent in the respective periods of 1998. The favorable comparison for the quarter resulted from tax credits that had a magnified effect on the effective rate calculation due to lower pretax income. The increase for the first nine months was due to the effects of favorable adjustments to income tax expenses in 1998 upon settlement of the 1993 and 1994 federal income tax audits.

Discontinued Operations
-----------------------
"Income from discontinued operations" for the first nine months of 1998 included a $105 million gain from the sale of NS' motor carrier subsidiary (see Note 4).

FINANCIAL CONDITION AND LIQUIDITY

                                     September 30,       December 31,
                                         1999                1998
                                     ------------        -----------
                                              ($ in millions)

     Cash and short-term investments    $  56               $  63
     Working capital deficit            $ 738               $ 204
     Current assets to current
      liabilities                           0.6                 0.8
     Debt-to-total capitalization          57.4%               56.3%

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH PROVIDED BY OPERATING ACTIVITIES is NS' principal source of liquidity (see Consolidated Statements of Cash Flows on page 6). The decrease in "Net cash provided by operating activities" in the first nine months of 1999 was principally due to lower income from railway operations, mitigated by lower income tax payments. The large changes in "Accounts receivable" and "Current liabilities other than debt" in the 1999 cash flow statement primarily resulted from the June 1 commencement of operations in the Northern Region. In addition, collection of accounts receivable has slowed. NS' working capital deficit of $738 million at September 30, 1999, included $400 million of notes due May 1, 2000. NS currently has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below).

CASH USED FOR INVESTING ACTIVITIES increased significantly in the first nine months of 1999, compared with the same period last year that included $207 million of proceeds from the sale of a subsidiary (see Note 4). Capital expenditures were 10 percent lower in the current year; however, "Property additions" increased, reflecting a change in financing methods: in 1999, locomotives and freight cars were financed through the sale of equipment trust certificates (see
Note 5); in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions. "Investment sales and other transactions" includes proceeds from borrowing against the net cash surrender value of company-owned life insurance.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES in the first nine months of 1999 included proceeds from the sale of 10-year Senior Notes and equipment trust certificates (see Note 5). In addition, "Proceeds from borrowing" included amounts received from the sale of commercial paper and loans from a PRR subsidiary, which compose "Short-term debt" in the Consolidated Balance Sheet. "Debt repayments" in 1999 includes $539 million of reductions in outstanding commercial paper. NS expects to issue commercial paper as working capital needs arise and to repay such commercial paper as resources become available or by issuing additional commercial paper. In addition, NS has issued only $400 million of debt under its November 1998 $1 billion shelf registration.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND LIQUIDITY

Conrail's operating results were significantly affected by the June 1, 1999, integration of PRR's and NYC's routes and assets with those of NSR and CSXT (see Note 3). Conrail's results of operations include freight line-haul revenues and related expenses through May 31, 1999, but reflect its new structure and operations since June. Conrail's major sources of operating revenues are now from NSR and CSXT. The composition of Conrail's operating expenses has changed also. Accordingly, meaningful comparisons to 1998's results are difficult.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Conrail recorded a third-quarter net loss of $49 million, versus a net loss of $65 million in the same period last year. For the first nine months, Conrail's net loss was $36 million in 1999, versus net income of $135 million in 1998. Results in 1999 included after-tax expenses of $51 million in the third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on an actuarial valuation and adjustments to certain litigation and environmental reserves related to settlements and completion of site reviews. The environmental reserves include amounts for claims for remediation and other costs by the Commonwealth of Pennsylvania related to pre-Closing environmental sites at the Hollidaysburg and Juniata shops. Results in 1998 included a $187 million after-tax charge, primarily for estimated nonunion severance obligations. Excluding the effects of these expenses, Conrail's net income would have been down $120 million in the quarter and $190 million for the first nine months, principally due to costs related to the wind-down of certain functions and lower income from railway operations during the first five months of 1999.

Operating revenues were $259 million in the third quarter and $1,912 million for the first nine months, versus $976 million and $2,886 million, respectively, for the same periods last year, reflecting the change in operations. Operating expenses (excluding the expenses discussed above) declined $513 million in the third quarter and $659 million in the first nine months, reflecting the operation of most of its properties by NSR and CSXT, mitigated by the effects of transition-related expenses.

Conrail's working capital deficit was $53 million at Sept. 30, 1999, versus a deficit of $202 million at Dec. 31, 1998. In addition to cash flow from operations, the improvement in working capital resulted in part from the reclassification of certain employee obligations, partially offset by the reclassification of $250 million of long-term debt to current liabilities, reflecting the maturity of the debt in June 2000. Conrail should continue to have sufficient cash flow to meet its ongoing obligations, notwithstanding the change in the nature of its operations.

YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS' senior management and by the Board's Audit Committee. The project is organized into three principal areas: mainframe systems, nonmainframe systems, and enterprise systems (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS has incorporated all critical PRR assets it now operates into the project.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

State of Readiness
------------------
For mainframe systems, all noncompliant business-critical applications have been remediated, unit tested, and placed back into production (implemented). System integration testing continues and is expected to be completed by year-end.

For nonmainframe and enterprise systems, all business-critical items have been remediated and system testing is substantially complete.

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

Cost
----
NS has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS' in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through Sept. 30, 1999, which were expensed, are immaterial to NS' results of operations. Total incremental costs are expected to be approximately $25 million.

Contingency Plans
-----------------
The project includes system testing, as appropriate, to substantiate that remediation successfully addresses Year-2000 compliance. NS has established a series of initiatives to focus on business-critical items to enable rail operations to continue in the event of a Year-2000 problem. In addition, contingency plans are being developed where warranted. NS intends to establish a command center at year-end to monitor and provide corrective action into the Year-2000, as necessary.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Conrail
-------
NS is implementing its own information technology systems on the portion of Conrail's routes and assets it is operating. A majority of these systems have been implemented and are now operational; two remaining geographical areas are scheduled to have NS' transportation systems implemented prior to Dec. 7, 1999. In the Shared Assets Areas, some of Conrail's existing transportation systems will continue to be used and, therefore, were remediated, unit tested, and placed back into production. Testing between NS and Conrail is expected to be completed in November.

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

On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company, all of the common stock of which is owned by NS.
The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when the chemical butadiene leaked from a tankcar.

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs.

AGS and five of the nine defendants reached an agreement to settle this litigation. The three remaining defendants are not parties to the settlement agreement, and the litigation will continue against those defendants. Because it involves a class action, the settlement is subject to final approval by the trial court, and to possible appeals.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the effects of the Conrail integration, including the estimates of revenue losses and additional expenses incurred to date, as well as the realization and the timing of benefits expected to result from the operation of PRR assets.

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

                       PART II.  OTHER INFORMATION
                      ----------------------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Reports on Form 8-K:

               A report on Form 8-K was filed on July 7, 1999, reporting that, in connection with the integration of the Conrail properties being operated by NS' railroad subsidiary, NS had made available incentives to employees covered by collective bargaining agreements.

               A report on Form 8-K was filed on July 14, 1999, reporting that preliminary calculations indicated that NS' earnings per share for the second quarter would be below the analysts' consensus.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NORFOLK SOUTHERN CORPORATION
                            ------------------------------------
                            (Registrant)




Date: November 10, 1999     /s/ Dezora M. Martin
      -----------------     ------------------------------------
                            Dezora M. Martin
                            Corporate Secretary (Signature)




Date: November 10, 1999     /s/ John P. Rathbone
      -----------------     ------------------------------------
                            John P. Rathbone
                            Vice President and Controller
                            (Principal Accounting Officer) (Signature)

                            INDEX TO EXHIBITS
                            -----------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number                     Description                            Page
----------     -------------------------------------------        ----

   27          Financial Data Schedule.                             31

               (This exhibit is required to be
               submitted electronically pursuant to
               the rules and regulations of the
               Securities and Exchange Commission and
               shall not be deemed filed for purposes
               of Section 11 of the Securities Act
               of 1933 or Section 18 of the
               Securities Exchange Act of 1934).