Form 10-K405
period 1999-12-31
NORFOLK SOUTHERN CORP
filed 2000-03-06
CIK 702165

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                       ---------------------------

                              FORM 10-K405

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                     ---------------     ---------------
                      Commission file number 1-8339

                      NORFOLK SOUTHERN CORPORATION
-----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                  Virginia                          52-1188014
------------------------------------------------  --------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)

Three Commercial Place, Norfolk, Virginia               23510-2191
------------------------------------------------  --------------------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code    (757) 629-2680
                                                   -------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2000: $6,507,265,729.

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2000: 382,780,337 (excluding
21,627,902 shares held by registrant's consolidated subsidiaries).

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated March 31, 2000), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                  Page
                                                                  ----

Part I.    1.  Business                                              4

           2.  Properties                                            4

           3.  Legal Proceedings                                    17

           4.  Submission of Matters to a Vote of Security Holders  17

               Executive Officers of the Registrant                 18

Part II.   5.  Market for Registrant's Common Stock and
                Related Stockholder Matters                         20

           6.  Selected Financial Data                              21

           7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       28

          7A.  Quantitative and Qualitative Disclosures
                About Market Risk                                   47

           8.  Financial Statements and Supplementary Data          48

           9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 79

Part III. 10.  Directors and Executive Officers of the Registrant   80

          11.  Executive Compensation                               80

          12.  Security Ownership of Certain Beneficial Owners
                and Management                                      80

          13.  Certain Relationships and Related Transactions       80

Part IV.  14.  Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                 81

               Index to Consolidated Financial Statement Schedule   81

Power of Attorney                                                   88

Signatures                                                          88

Exhibit Index                                                       92

                                 PART I
                                 ------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

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

     Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). Effective Sept. 1, 1998, NW was merged with and into Norfolk Southern Railway. As of Dec. 31, 1999, all the common stock of Norfolk Southern Railway and 16.1 percent of its voting preferred stock (resulting in 94.8 percent voting control) was owned directly by Norfolk Southern.

     Through a jointly owned entity, Norfolk Southern and CSX
Corporation (CSX) own the stock of Conrail Inc., which owns the major railroad in the Northeast. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity. See also the discussion concerning operation of a portion of Conrail's rail assets, below.

     On March 28, 1998, Norfolk Southern closed the sale of its motor carrier company, North American Van Lines, Inc. (NAVL) (see "Discontinued Operations" on Page 39 and Note 15 on Page 75). NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations" in the accompanying financial statements.

     Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

     OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, NS and CSX, through their respective railroad subsidiaries, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in
Note 2 on Page 58, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

     Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Va. Also, the leasing arrangements with PRR augmented Norfolk Southern Railway's locomotive, freight car and intermodal fleet.

     CONTINUING OPERATIONS:

     RAILROAD OPERATIONS - As of Dec. 31, 1999, NS' railroads operated approximately 21,800 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, its railroads operate almost 17,000 miles of passing, industrial, yard and side tracks.

     In addition to the lines leased from Conrail previously discussed, NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operates over trackage owned by North Carolina Railway Company (NCRR).

     The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

     Operations over the approximately 330 miles of tracks of NCRR, previously under a 100-year lease which expired on Dec. 31, 1994, are now under a trackage rights agreement. The term of the agreement is 15 years with NS' railroads having the right to renew for two additional 15-year periods. The new arrangement resolved all outstanding litigation between NS' railroads and NCRR and settled a number of contested real property issues. The agreement also includes very broad dispute resolution provisions.

     NS' railroads carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and to and from the rest of the United States and parts of Canada. They also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/Camden, New Jersey; Wilmington, Delaware; and the Ports of New York/New Jersey. Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

     The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast, East and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah, Jacksonville, Cleveland, Newark, Pittsburgh, Philadelphia and
Baltimore are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with Florida East Coast Railway Company allows NS' railroads to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and
Atlanta); and Washington, D.C./Hagerstown, Maryland, to New Orleans
(via Atlanta and Birmingham); and the New Jersey area to Chicago (via Allentown and Pittsburgh).

     Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

     TRIPLE CROWN OPERATIONS - Until April 1993, NS' intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered Trademark hereinafter abbreviated
RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans which can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of NS and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC.
Since April 1, 1993, the revenues of TCSC were not consolidated with the results of NS; however, effective June 1, 1999, NS gained control of TCSC and, therefore, now includes TCSC's results in its consolidated financial statements. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in the corridors previously served by TCS, as well as service to the New York and New Jersey markets via Conrail. Major traffic corridors include those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York.

     RAILWAY OPERATING REVENUES - NS' total railway operating revenues were $5.2 billion in 1999. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:

                                   Year Ended December 31,
Principal Sources of ---------------------------------------------------
Railway Operating
Revenues              1999      1998      1997      1996     1995
--------------------  ----      ----      ----      ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues           $1,315    $1,252    $1,301    $1,305    $1,268
   % of total
    revenues            25%       30%       31%       32%       32%
  Shipments           1,519     1,310     1,324     1,310     1,267
   % of total
    shipments           25%       27%       28%       29%       29%
  Revenue Yield      $  866    $  956    $  983    $  996    $1,001

AUTOMOTIVE
  Revenues           $  740    $  566    $  492    $  489    $  449
   % of total
    revenues            14%       13%       11%       12%       11%
  Shipments             612       487       361       354       328
   % of total
    shipments           10%       10%        8%        8%        7%
  Revenue Yield      $1,209    $1,162    $1,364    $1,379    $1,368

CHEMICALS
  Revenues           $  720    $  574    $  585    $  560    $  541
   % of total
    revenues            14%       13%       14%       14%       14%
  Shipments             475       401       405       385       374
   % of total
    shipments            8%        8%        8%        8%        8%
  Revenue Yield      $1,516    $1,431    $1,446    $1,456    $1,447

PAPER/CLAY/FOREST
  Revenues           $  575    $  534    $  539    $  513    $  537
   % of total
    revenues            11%       13%       13%       12%       13%
  Shipments             465       445       457       438       459
   % of total
    shipments            8%        9%        9%       10%       10%
  Revenue Yield      $1,237    $1,200    $1,178    $1,171    $1,170

METALS/CONSTRUCTION
  Revenues           $  562    $  373    $  368    $  354    $  349
   % of total
    revenues            11%        9%        9%        9%        8%
  Shipments             587       372       374       359       367
   % of total
    shipments           10%        8%        8%        8%        8%
  Revenue Yield      $  957    $1,003    $  985    $  986    $  951

AGR./CONSUMER PRODUCTS/GOVT.
  Revenues           $  453    $  383    $  391    $  393    $  394
   % of total
    revenues             9%        9%        9%        9%       10%
  Shipments             407       355       366       376       391
   % of total
    shipments            7%        8%        8%        8%        9%
  Revenue Yield      $1,113    $1,079    $1,065    $1,045    $1,007




                                   Year Ended December 31,
Principal Sources of -------------------------------------------------
Railway Operating
Revenues              1999      1998      1997      1996      1995
--------------------  ----      ----      ----      ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues           $  830    $  539    $  547    $  487    $  474
   % of total
    revenues            16%       13%       13%       12%       12%
  Shipments           1,896     1,443     1,472     1,331     1,263
   % of total
    shipments           32%       30%       31%       29%       29%
  Revenue Yield      $  438    $  374    $  372    $  366    $  376

Total Railway
 Operating Revenues  $5,195    $4,221    $4,223    $4,101    $4,012
Total Railway
 Shipments            5,961     4,813     4,759     4,553     4,449
Railway Revenue
 Yield               $  871    $  877    $  887    $  901    $  902


Note: Other railway revenues (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

       Shipments include general merchandise and coal rail carloads and intermodal rail and RoadRailer(RT) units.

     COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues. They originated 138 million tons of coal, coke and iron ore in 1999 and handled a total of 158 million tons. Originated tonnage and total tons handled increased due to the commencement of operations in the Northern Region. Revenues from coal, coke and iron ore account for about 25 percent of NS' total railway operating revenues.

     The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

                     Tons of Coal, Coke and Iron Ore (Millions)
                     --------------------------------------------

                     1999    1998      1997      1996      1995
                     ----    ----      ----      ----      ----

     Originated       138     119       119       117       114
     Received          20      15        15        13        11
                      ---     ---       ---       ---       ---
     Handled          158     134       134       130       125
                      ===     ===       ===       ===       ===

     Of the 138 million tons of coal, coke and iron ore originated on lines operated by NS' railroads in 1999, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------

          West Virginia               45
          Virginia                    31
          Kentucky                    24
          Pennsylvania                15
          Indiana                      7
          Ohio                         6
          Alabama                      4
          Illinois                     3
          Tennessee                    1
          Other                        2
                                     ---
                                     138
                                     ===

     Of the 158 million tons handled, approximately 18 million moved for export, principally through NS' pier facilities at Norfolk
(Lamberts Point), Virginia; 22 million moved to domestic and Canadian steel industries; 108 million of steam coal moved to electric utilities; and 10 million moved to other industrial and miscellaneous users.

     NS' railroads moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 7 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

     Total coal handled through all system ports in 1999 was 38 million tons. Of this total, 53 percent, or 20 million tons
(including coastwise traffic), moved through Lamberts Point, a 26 percent decrease compared with the 27 million tons handled in 1998.

     The quantities of NS export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------

             1999      1998      1997      1996      1995
             ----      ----      ----      ----      ----
              17        24        28        26        25

     See the discussion of coal traffic, by type of coal, in Part II,
Item 7, "Management's Discussion and Analysis."

     MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government. Total merchandise revenues in 1999 were $3.9 billion, a 31 percent increase, compared with 1998. Merchandise carloads and intermodal units handled in 1999 were 4.44 million, compared with
3.50 million handled in 1998, an increase of 27 percent. The increases in revenues and carloads reflect the commencement of operations in the Northern Region.

     In 1999, 136 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

     Revenues in all six market groups comprising merchandise traffic increased in 1999, due to the commencement of operations in the Northern Region.

     See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

     RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years, including operations in the Northern Region that commenced
June 1, 1999:

                                      Year Ended December 31,
                              ---------------------------------------
                              1999    1998     1997     1996     1995
                              ----    ----     ----     ----     ----

Revenue ton miles (billions)    165      133      136      130      127
Freight train miles
 traveled (millions)           61.5     53.0     49.7     49.4     48.5
Revenue per ton mile        $0.0314  $0.0316  $0.0311  $0.0316  $0.0317
Revenue tons per train        2,691    2,517    2,732    2,625    2,611
Revenue ton miles
 per man-hour worked          2,560    2,635    2,905    2,764    2,679
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues           86.2%    75.1%    71.3%    71.6%    73.5%

     FREIGHT RATES - In 1999, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government.
In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

     In 1999, NS' railroads were found by the STB not to be "revenue adequate" based on results for the year 1998. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

     PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina.
Commuter trains are operated on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since June 1, 1999, Norfolk Southern Railway has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania. All of these services are under contracts providing for reimbursement of related expenses incurred by NS.

     Also since June 1, 1999, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railway Company and Maryland DOT. Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

     In addition, through its operation of PRR's routes, Norfolk Southern Railway provides freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conducts freight operations over some trackage owned by Amtrak or by commuter entities.

     NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 1999, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

     RAILWAY PROPERTY:

     EQUIPMENT - As of Dec. 31, 1999, NS owned or leased the following units of equipment:

                                Number of Units
                         ----------------------------      Capacity
                         Owned*     Leased**    Total    of Equipment
                         -----      ------      -----    ------------

Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,232       949        3,181    10,315,300
  Switching                 110       113          223       325,800
  Auxiliary units            59        18           77            --
                         ------    ------      -------    ----------
    Total locomotives     2,401     1,080        3,481    10,641,100
                         ======    ======      =======    ==========

Freight Cars:                                               (Tons)
  Hopper                 20,605     5,796       26,401     2,773,704
  Box                    18,993     5,657       24,650     1,914,567
  Covered Hopper         12,073     3,737       15,810     1,711,311
  Gondola                28,592    12,534       41,126     4,380,406
  Flat                    4,181     1,035        5,216       392,663
  Caboose                   190        78          268            --
  Other                   3,956        --        3,956       218,540
                         ------    ------      -------    ----------
    Total freight cars   88,590    28,837      117,427    11,391,191
                         ======    ======      =======    ==========

Other:
  Work equipment          6,005     2,151        8,156
  Vehicles                3,685     1,720        5,405
  Highway trailers
   and containers         1,871     5,319        7,190
  RoadRailers(RT)         5,593        --        5,593
  Miscellaneous           1,497     6,404        7,901
                         ------    ------      -------
    Total other          18,651    15,594       34,245
                         ======    ======      =======

     * Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

     ** Includes 1,020 locomotives, 20,351 freight cars and 3,880 units of other equipment leased from PRR.

     In addition, NS has leased locomotives to meet immediate needs. As of Dec. 31, 1999, NS had 555 units under several short-term leases, most of which expire in the first quarter of 2000.

     The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 1999:

                                    Year Built
             --------------------------------------------------------
                                           1989- 1983- 1982 &
             1999  1998  1997  1996 1995   1994  1988  Before  Total
             ----  ----  ----  ---- ----   ----  ----  ------  -----

Locomotives:
 Number of
  units      147    119    120  119    125    289    327   1,155   2,401
 Percent of
  fleet        6      5      5    5      6     12     13      48    100%

Freight cars:
 Number of
  units      439  1,567  1,076  987  1,036  8,128  1,835  73,522  88,590
 Percent of
  fleet        1      2      1    1      1      9      2      83    100%

     The average age of the freight car fleet at Dec. 31, 1999, was
23.8 years. During 1999, 423 freight cars were retired. As of Dec. 31, 1999, the average age of the locomotive fleet was 15.4 years. During 1999, 13 locomotives, the average age of which was 22.7 years, were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

     Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and overage revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year, as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a level nearer that of prior years. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures.

                                    Annual Average Bad Order Ratio
                                 -----------------------------------
                                 1999   1998   1997   1996   1995
                                 ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                       3.3%   4.1%   4.6%   4.8%   5.8%

Locomotives:
    NS Rail                       5.3%   4.3%   5.0%   4.5%   4.7%

     TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the approximately
31,900 miles of track maintained as of Dec. 31, 1999, about 21,800 were laid with welded rail.

     The density of traffic on running tracks (main line trackage plus passing tracks) during 1999 was as follows:

                Gross tons of
                freight carried
                per track mile      Track miles of     Percent
                (Millions)          running tracks*    of total
                ---------------     --------------     --------

                0-4                     9,070             39
                5-19                    6,561             29
                20 and over             7,372             32
                                       ------            ---
                                       23,003            100
                                       ======            ===

     * Excludes trackage rights and includes track in the Northern Region, where operations commenced June 1, 1999.

     The following table summarizes certain information about NS' track roadway additions and replacements during the past five years:

                                   1999   1998    1997   1996    1995
                                   ----   ----    ----   ----    ----

     Track miles of rail
      installed                      403     429     451     401     403
     Miles of track surfaced       5,087   4,715   4,703   4,686   4,668
     New crossties installed
      (millions)                     2.3     2.0     2.2     1.9     2.0

     MICROWAVE SYSTEM - The NS microwave system, consisting of
8,140 radio path miles, 430 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

     TRAFFIC CONTROL - Of a total of 21,800 road miles operated by NS, excluding trackage rights over foreign lines, 8,370 road miles are governed by centralized traffic control systems (of which 1,000 miles are controlled by data radio from 78 microwave site locations and 460 miles are cab-signal only) and 3,070 road miles are equipped for automatic block system operation.

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

     ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $930 million as of Dec. 31, 1999, and $728 million at Dec. 31, 1998.

     CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

                                    Capital Expenditures
                         -------------------------------------------
                          1999     1998     1997     1996     1995
                          ----     ----     ----     ----     ----
                                 (In millions of dollars)

     Road                $  559   $  612   $  599   $  438   $  386
     Equipment              349      442      306      326      338
     Other property           4        6       24       25       33
                         ------   ------   ------   ------   ------
          Total          $  912   $1,060   $  929   $  789   $  757
                         ======   ======   ======   ======   ======

     Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2000, NS has budgeted $747 million of capital spending. In addition, NS plans to enter into a lease financing arrangement for 150 new locomotives, and NS expects to lease 475 articulated bilevels for automotive service.

     ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 44 in
Part II, Item 7, "Management's Discussion and Analysis," and in
Note 16 to the Consolidated Financial Statements on Page 76.

     EMPLOYEES - NS employed an average of 31,166 employees in 1999, compared with an average of 24,300 in 1998. The increase reflects the substantial number of Conrail employees that became NS employees on June 1, 1999. The approximate average cost per employee during 1999 was $48,500 in wages and $17,300 in employee benefits.

     Approximately 85 percent of NS' railroad employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. See the discussion of "Labor Agreements" on Page 46 in Part II, Item 7, "Management's Discussion and Analysis."

     GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the STB, which succeeded the ICC on Jan. 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

     The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. About 80 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

     Efforts may be made in 2000 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

     COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher-valued finished goods, machinery and consumer products.

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

Item 3.   Legal Proceedings.
------    -----------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant.
------------------------------------

     Norfolk Southern's executive officers are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2000, relating to the officers.

                                     Business Experience During Past
Name, Age, Present Position          Five Years
---------------------------          ------------------------------------

David R. Goode, 59,                  Present position since September
  Chairman, President and               1992.
  Chief Executive Officer

L. I. Prillaman, 56,                 Present position since August 1998.
  Vice Chairman and                     Served as Executive Vice
  Chief Marketing Officer               President-Marketing from October
                                        1995 to August 1998, and prior
                                        thereto was Vice President-
                                        Properties.

Stephen C. Tobias, 55,               Present position since August 1998;
  Vice Chairman and                     prior thereto was Executive Vice
  Chief Operating Officer               President-Operations.

Henry C. Wolf, 57,                   Present position since August 1998;
  Vice Chairman and                     prior thereto was Executive Vice
  Chief Financial Officer               President-Finance.

James C. Bishop, Jr., 63,            Present position since March 1996;
  Executive Vice President-Law          prior thereto was Vice President-
                                        Law.

R. Alan Brogan, 59,                  Present position since December 1,
  President Norfolk Southern            1999.  Served as Executive Vice
  Intermodal                            President-Corporate from April
                                        1998 to December 1, 1999, and
                                        prior thereto was Executive Vice
                                        President-Transportation
                                        Logistics.

John F. Corcoran, 59,                Present position since August 1997;
  Senior Vice President-                prior thereto was Vice President-
  Public Affairs                        Public Affairs.

David A. Cox, 64,                    Present position since October 1,
  Senior Vice President-                1999. Served as Vice President-
  Properties and Development            Properties from December 1995 to
                                        October 1, 1999, and prior
                                        thereto was Assistant Vice
                                        President-Industrial Development.

                                     Business Experience During Past
Name, Age, Present Position          Five Years
---------------------------          ------------------------------------

John W. Fox, Jr., 52,                Present position since December 1,
  Senior Vice President-                1999.  Served as Vice President-
  Coal Marketing                        Coal Marketing from October 1995
                                        to December 1, 1999, and prior
                                        thereto was Assistant Vice
                                        President-Coal Marketing.

James A. Hixon, 46,                  Present position since November 1,
  Senior Vice President-                1999; prior thereto was Vice
  Employee Relations                    President-Taxation.

Jon L. Manetta, 61,                  Present position since August 1998.
  Senior Vice President-                Served as Vice President-
  Operations                            Transportation & Mechanical from
                                        December 1995 to August 1998, and
                                        prior thereto was Vice President-
                                        Transportation.

James W. McClellan, 60,              Present position since August 1998;
  Senior Vice President-                prior thereto was Vice President-
  Planning                              Strategic Planning.

Phillip R. Ogden, 59,                Present position since August 1998;
  Senior Vice President-                prior thereto was Vice President-
  Engineering                           Engineering.

Donald W. Seale, 47,                 Present position since December 1,
  Senior Vice President-                1999; prior thereto was Vice
  Merchandise Marketing                 President-Merchandise Marketing.

Paul N. Austin, 56,                  Present position since November 1,
  Vice President and Assistant          1999.  Served as Vice President-
  to Chairman, President                Human Resources and Assistant to
  and Chief Executive                   Chairman from September 1998 to
                                        November 1, 1999, Vice President-
                                        Personnel and Assistant to
                                        Chairman from September 1, 1998,
                                        to September 21, 1998, and prior
                                        thereto was Vice President-
                                        Personnel.

John P. Rathbone, 48,                Present position since December
  Vice President and Controller         1992.

                                 PART II
                                 -------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.   Market for Registrant's Common Stock and Related
------    ------------------------------------------------
          Stockholder Matters.
          -------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  STOCK PRICE AND DIVIDEND INFORMATION
                               (Unaudited)

     The Common Stock of Norfolk Southern Corporation, owned by 51,123 stockholders of record as of Dec. 31, 1999, is traded on the New York
Stock Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 1999 and 1998.

                                        Quarter
                      ----------------------------------------------
   1999                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $ 32-3/16   $  36-7/16   $ 31-5/16   $   25-3/8
  Low                   26-1/4       25-1/2      24-1/8       19-5/8
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20


   1998                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $  41-3/4   $  39-1/16   $  31-1/2   $ 34-15/16
  Low                   29-1/2       28-5/8     27-7/16      27-7/16
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20

Item 6.   Selected Financial Data.
------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1996 - 1999
                                Page One

                                1999(1)    1998        1997       1996
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues  $   5,195   $  4,221   $   4,223  $   4,101
Railway operating expenses      4,477      3,169       3,010      2,936
                            ---------  ---------   ---------  ---------
   Income from
    railway operations            718      1,052       1,213      1,165

Other income - net                164        309         170        117
Interest expense on debt          531        516         385        116
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    income taxes                  351        845         998      1,166

Provision for income taxes        112        215         299        413
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    accounting changes            239        630         699        753

Discontinued operations (2)        --        104          22         17
Cumulative effect
 of accounting changes             --         --          --         --
                            ---------  ---------   ---------  ---------
        Net income          $     239   $    734   $     721  $     770
                            =========  =========   =========  =========

PER SHARE DATA
Net income - basic          $    0.63   $   1.94   $    1.91  $    2.03
Net income - diluted        $    0.63   $   1.93   $    1.90  $    2.01
Dividends                   $    0.80   $   0.80   $    0.80  $0.74-2/3
Stockholders' equity
 at year end                $   15.50   $  15.61   $   14.44  $   13.26

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1996 - 1999
                                Page Two

                                1999(1)    1998        1997       1996
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                $  19,250   $ 18,180   $  17,350  $  11,234
Total long-term debt,
 including current
 maturities                 $   8,059   $  7,624   $   7,459  $   1,856
Stockholders' equity        $   5,932   $  5,921   $   5,445  $   4,977

OTHER

Capital expenditures        $     912   $  1,060   $     929  $     789

Average number of shares
 outstanding (thousands)      380,606    378,749     376,593    379,372

Number of stockholders
 at year end                   51,123     51,727      50,938     50,748

Average number of employees:
  Rail                         30,897     24,185      23,323     23,361
  Nonrail (2)                     269        115       2,494      2,469
                            ---------  ---------   ---------  ---------

        Total                  31,166     24,300      25,817     25,830
                            =========  =========   =========  =========

NOTES

(1) On June 1, 1999, NS began operating a substantial portion of Conrail's properties. As a result, both its railroad route miles and the number of its railroad employees increased by approximately 50% on that date.

(2) In 1998, NS sold all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL), for $207 million and recorded a $90 million pretax ($105 million, or 28 cents per diluted share, after-tax) gain. Accordingly, NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations."

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1992 - 1995
                                Page One

                                1995       1994        1993(3)    1992
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues   $  4,012   $  3,918   $  3,746   $  3,777
Railway operating expenses      2,950      2,875      2,831      2,851
                             --------   --------   --------   --------
   Income from
    railway operations          1,062      1,043        915        926

Other income - net                140         86        135         97
Interest expense on debt          113        101         98        109
                             --------   --------   --------   --------
   Income from continuing
    operations before
    income taxes                1,089      1,028        952        914

Provision for income taxes        391        372        370        328
                             --------   --------   --------   --------
   Income from continuing
    operations before
    accounting changes            698        656        582        586

Discontinued operations (2)        15         12        (33)       (28)
Cumulative effect
 of accounting changes             --         --        223         --
                             --------   --------   --------   --------
        Net income           $    713   $    668   $    772   $    558
                             ========   ========   ========   ========

PER SHARE DATA
Net income - basic          $    1.81   $   1.63   $   1.85   $   1.31
Net income - diluted        $    1.80   $   1.62   $   1.83   $   1.30
Dividends                   $0.69-1/3   $   0.64   $   0.62   $   0.60
Stockholders' equity
 at year end                $   12.47   $  11.73   $  11.12   $  10.05

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1992 - 1995
                                Page Two

                                1995       1994        1993(3)    1992
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                $ 10,718   $ 10,403   $ 10,301   $ 10,188
Total long-term debt,
 including current
 maturities                 $  1,638   $  1,619   $  1,594   $  1,648
Stockholders' equity        $  4,829   $  4,685   $  4,621   $  4,233

OTHER

Capital expenditures        $    757   $    707   $    639   $    628

Average number of shares
 outstanding (thousands)     392,987    408,904    418,243    424,378

Number of stockholders
 at year end                  53,401     52,442     51,884     51,200

Average number of employees:
  Rail                        24,488     24,710     25,531     25,650
  Nonrail                      2,456      2,458      3,773      4,485
                            --------   --------   --------   --------
        Total                 26,944     27,168     29,304     30,135
                            ========   ========   ========   ========

NOTES

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

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1989 - 1991
                                Page One

                                     1991(4)      1990         1989
                                     ----         ----         ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues           $   3,654    $   3,786    $   3,694
Railway operating expenses               3,345        2,969        2,864
                                     ---------    ---------    ---------
   Income from
    railway operations                     309          817          830

Other income - net                         131          142          155
Interest expense on debt                    99           78           50
                                     ---------    ---------    ---------
   Income from continuing
    operations before
    income taxes                           341          881          935

Provision for income taxes                 112          316          323
                                     ---------    ---------    ---------
   Income from continuing
    operations before
    accounting changes                     229          565          612

Discontinued operations (2 and 4)         (199)          (9)          (6)
Cumulative effect
 of accounting changes                      --           --           --
                                     ---------    ---------    ---------
        Net income                   $      30    $     556    $     606
                                     =========    =========    =========

PER SHARE DATA
Net income - basic                   $    0.07    $    1.14    $    1.16
Net income - diluted                 $    0.07    $    1.14    $    1.15
Dividends                            $0.53-1/3    $0.50-2/3    $    0.46
Stockholders' equity
 at year end                         $    9.55    $   10.52    $   10.15

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      ELEVEN-YEAR FINANCIAL REVIEW
                               1989 - 1991
                                Page Two


                                     1991(4)     1990        1989
                                     ----        ----        ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                         $  9,959    $ 10,326    $ 10,049
Total long-term debt,
 including current
 maturities                          $  1,387    $  1,122    $    838
Stockholders' equity                 $  4,093    $  4,912    $  5,169

OTHER

Capital expenditures                 $    688    $    605    $    620

Average number of shares
 outstanding (thousands)              443,276     486,284     523,109

Number of stockholders
 at year end                           53,725      56,187      61,630

Average number of employees:
  Rail                                 27,366      28,697      29,667
  Nonrail                               4,586       4,584       4,645
                                     --------    --------    --------
        Total                          31,952      33,281      34,312
                                     ========    ========    ========

NOTES

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

------    -----------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Table of Graphs
             Included with the Eleven-Year Financial Review

     The following financial information appears as four (4) separate graphs with the Eleven-Year Financial Review in the 1999 Norfolk Southern
Corporation Annual Report to Stockholders.

(millions)               1999    1998     1997     1996    1995*    1994
----------               ----    ----     ----     ----    ----     ----
NET INCOME              $ 239   $ 734    $ 721    $ 770   $ 733    $ 668


(dollars)                1999    1998     1997     1996    1995*    1994
---------                ----    ----     ----     ----    ----     ----
EARNINGS PER SHARE-
 DILUTED                $0.63   $1.93    $1.90    $2.01   $1.86    $1.62

     * 1995 excludes an early retirement charge that reduced net income by $20 million and diluted EPS by 6 cents.

       1999's net income and diluted earnings per share were down 62% compared with income from continuing operations in 1998, reflecting the difficulties encountered in the commencement of operations in the Northern Region and a sharp decline in export coal.


(dollars)                1999    1998     1997   1996      1995      1994
---------                ----    ----     ----   ----      ----      ----
DIVIDENDS PER SHARE     $0.80   $0.80    $0.80  $0.74-2/3 $0.69-1/3 $0.64

       Since 1983, NS' first full year after consolidation, the annual dividend has grown at a compound annual rate of 6.1%.
       Stockholders received a dividend yield of 3.9% in 1999, compared with an average of 1.1% for all S&P 500 stocks.


(millions)               1999    1998     1997     1996     1995    1994
----------               ----    ----     ----     ----     ----    ----
CAPITAL EXPENDITURES     $912    $1,060   $929     $789     $757    $ 707

       NS had made more than $5 billion of capital expenditures since 1994 -- demonstrating commitment to make the investments necessary to support safe, efficient operations and revenue growth.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 50 and the Eleven-Year Financial Review beginning on Page 21.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

     On June 1, 1999 (the "Closing Date"), NS' railroad subsidiary (Norfolk Southern Railway Company [NSR]) began operating a substantial portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 2 on
Page 58). As a result, both the railroad route miles operated by NSR and the number of its railroad employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former Norfolk Southern railroad system and seven months (June through December) of operations that include the Northern Region.
     Difficulties encountered in the assimilation of the Northern Region into NSR's existing system resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Income from railway operations is expected to continue to be adversely affected until these revenue and expense issues have been resolved. A prolonged continuation of these operational difficulties could have a substantial adverse impact on NS' financial position, results of operations and liquidity.

SUMMARIZED RESULTS OF OPERATIONS

1999 Compared with 1998
-----------------------
     Net income in 1999 was $239 million, a decrease of 67%. Net income in 1998 included the $105 million gain from the sale of NS' former motor carrier subsidiary (see Note 15 on Page 75). Income from continuing operations, which excludes both the motor carrier's results of operations prior to its sale and the gain from its sale, declined 62%. The decrease resulted from lower income from railway operations and from lower Conrail earnings before the Closing Date. The decline in income from railway operations reflected the difficulties in integrating the Northern Region and a sharp decline in export coal traffic.
     Diluted earnings per share of 63 cents were down 67%. Diluted earnings per share from continuing operations were down 62%.

1998 Compared with 1997
-----------------------
     Net income in 1998 was $734 million, an increase of 2%, reflecting the $105 million gain from the sale of the former motor carrier subsidiary. Income from continuing operations was $630 million, a decrease of 10%. The decline was principally due to Conrail-related integration expenses and additional expenses related to the start-up of the Ford mixing centers.
     Diluted earnings per share of $1.93 were up 2%. Diluted earnings per share from continuing operations of $1.65 were down 10%.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                     INCOME FROM RAILWAY OPERATIONS
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998     1997     1996     1995*    1994
              ----    ----     ----     ----     ----     ----
             $ 718   $1,052   $1,213   $1,165   $1,096   $1,043

       Income from railway operations decreased 32% in 1999, reflecting both service issues that arose after the Closing Date and a sharp decline in export coal revenues.

     * 1995 excludes a $34 million charge for an early retirement program.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $5.2 billion in 1999 and were $4.2 billion in both 1998 and 1997. Revenues in 1999 reflect the commencement of operations in the Northern Region on June 1. Revenues were lower than expected because of service issues associated with the expansion of the network and a sharp decline in export coal traffic. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP

          ($ in millions)                1999      1998      1997
          ---------------                ----      ----      ----
          Coal                          $1,315    $1,252    $1,301
          General merchandise:
            Automotive                     740       566       492
            Chemicals                      720       574       585
            Paper/clay/forest              575       534       539
            Metals/construction            562       373       368
            Agriculture/consumer
             products/
              government                   453       383       391
                                        ------    ------    ------
          General merchandise            3,050     2,430     2,375
          Intermodal                       830       539       547
                                        ------    ------    ------
               Total                    $5,195    $4,221    $4,223
                                        ======    ======    ======

     In 1999, revenues increased for all market groups as a result of traffic handled in the Northern Region. Prior to the Closing Date, revenues for all commodity groups, except automotive, were below or even with those of the prior year. As shown in the following table, the full-year volume gains attributable to expanded operations produced the revenue increase. Revenue per unit improved principally due to the effects of the consolidation of Triple Crown Services Company's revenues and Northern Region traffic; however, the effects of changes in the mix of traffic, most notably the reduced export coal traffic, more than offset the effects of the revenue-per-unit improvements.
     In 1998, revenue increases in the automotive and metals and construction groups were offset by revenue decreases in the other market groups. Volume gains were more than offset by lower revenue per unit. However, almost all of the volume increase and revenue per unit

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

decrease were mixing-center related (see the discussion under the "Automotive" caption, below). Revenues for the remaining market groups declined $76 million, $60 million of which resulted from lower traffic volume and $16 million of which resulted from lower revenue per unit that was mitigated by favorable effects from changes in traffic mix.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)

     ($ in millions)           1999 vs. 1998       1998 vs. 1997
     ---------------           -------------       -------------
     Volume                         $ 1,007             $    48
     Revenue per unit/mix               (33)                (50)
                                    -------             -------
          Total                     $   974             $    (2)
                                    =======             =======

     COAL tonnage increased 18% in 1999, but revenues increased by only 5%. The positive revenue effects of tonnage handled in the Northern Region were largely offset by significantly lower export coal tonnage. In addition, a larger proportion of the Northern Region traffic is shorter-haul (lower average revenue) traffic. Coal revenues represented 25% of total railway operating revenues in 1999, and 88% of coal shipments originated on lines operated by NS. In 1998, coal tonnage was unchanged compared with 1997, but revenues decreased 4%. An increase in utility tonnage, especially shorter-haul traffic, helped offset decreases in longer-haul (higher average revenue) export and domestic metallurgical traffic.

                  TOTAL COAL, COKE AND IRON ORE TONNAGE

     (In millions of tons)      1999      1998      1997
     ---------------------      ----      ----      ----
     Utility                     108        83        76
     Export                       18        25        29
     Domestic metallurgical       22        18        21
     Other                        10         8         8
                                 ---       ---       ---
          Total                  158       134       134
                                 ===       ===       ===

     Utility coal traffic increased 30% in 1999, due to the expansion of operations into the Northern Region.
     In 1998, utility coal traffic increased 9%, due to rising electricity production, the return of some traffic to rail and increased business from several customers.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to increase at a rate greater than generation capacity is being added, and coal-fired generation continues to be the cheapest marginal source of electricity. Many underutilized coal-fired power plants are making the transition from peak-only generation to full-time generation. NS also could benefit from access to several utility coal customers not now receiving coal by rail. However, competitive pressures on utilities to reduce costs could put price pressure on generation source fuels, including NS-delivered coal. NS continues to work with utility customers to reduce the delivered price of coal by developing more efficient coal handling facilities, which lead to more efficient train operations.
     Many of the mines served by NS produce coals that satisfy the Phase II requirements of the Clean Air Act Amendments. In the Northern

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Region, NS now has access to high-quality, low-cost coal that can be blended with coal from the Powder River Basin to meet the Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS-served utilities should continue to provide a market for other NS-served mines for nearly a decade. However, more stringent environmental rules have been promulgated and are scheduled to be implemented during the next decade, some as early as 2003. Most of these rules are being challenged in court; but, if they survive and are implemented, they could increase the cost of coal-fired generation. Also, the Kyoto Protocol, if ratified and implemented, could put additional cost pressures on some coal-fired generation.
     A recent decision by a federal district court judge in West
Virginia holds that some common mountaintop mining practices in the coal industry are illegal. There are a small number of mountaintop mining operations on NS' lines; however, if sustained, the decision could have an adverse effect on these coal mining operations and on NS' coal traffic, revenues and royalties (see Note 3 on Page 61, "Royalties from coal").

     Export coal tonnage decreased 28% in 1999, despite additional traffic handled in the Northern Region. The lower traffic resulted from reduced demand for U.S. coking coal (in part, the result of a strong U.S. dollar), productivity gains made by foreign producers, lower ocean transportation rates and lower foreign royalties. Steam coal exports continued to be noncompetitive on price, making domestic markets more attractive for U.S. producers.
     In 1998, export coal tonnage decreased 14%, due to weak economies in Asia and a strong U.S. dollar. The dollar gained 20% or more compared with the currencies of other countries (such as Australia, South Africa and Indonesia) that provide the primary competition for U.S. export coal. A significant decline in Asian demand for coal created supplies that competed at deeply discounted prices with U.S. export coal in Europe and South America. Steam coal exports declined to 0.4 million tons in 1998, compared with 1.7 million tons in 1997. U.S. low-sulfur coals were not price-competitive due to lower-cost foreign production and the strength of the dollar.
     Export coal tonnage is expected to continue to suffer from the effects of strong global competition. Despite rising steel production, continued pricing pressure from foreign producers is expected to keep demand for U.S. coking coal weak. In addition, the Kyoto Protocol, if implemented, could increase pressure to reduce the use of carbon-based fuels.

     Domestic metallurgical coal, coke and iron ore traffic increased 22% in 1999, as the addition of Northern Region traffic more than offset the effects of reduced U.S. steel production. Lower-priced steel imports led to reduced production levels at integrated steel manufacturers, especially through the first three quarters of 1999, thereby dampening demand for raw materials.
     In 1998, domestic metallurgical coal, coke and iron ore traffic declined 14%, due to plant closures, reduced blast furnace operations and the continuation of aggressive producer pricing of high-volatile metallurgical coals not located on NS' lines.
     Domestic metallurgical coal, coke and iron ore traffic is expected to benefit from recent strengthening of domestic and foreign steel markets. Several domestic blast furnaces are expected to resume production in 2000. However, long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coal.

     Other coal traffic, primarily steam coal shipped to manufacturing plants, increased 25% in 1999, due to the expansion of operations in the Northern Region, and was flat in 1998.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                                  COAL
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

                    1999     1998    1997     1996     1995     1994
                    ----     ----    ----     ----     ----     ----
       Export      $  204   $  314  $  380   $  374   $  353   $  340
       Domestic     1,111      938     921      931      915      950
                   ------   ------  ------   ------   ------   ------
                   $1,315   $1,252  $1,301   $1,305   $1,268   $1,290
                   ======   ======  ======   ======   ======   ======

       Revenues increased $63 million, or 5%, in 1999 as the effects of Northern Region traffic were largely offset by a sharp decline in export coal traffic. This group includes utility coal, export coal, domestic metallurgical coal and industrial coal, coke and iron ore.

     GENERAL MERCHANDISE traffic volume (carloads) increased 24%, and revenues increased 26%, in 1999, due to the addition of Northern Region traffic. Service issues resulted in traffic diversions in all market groups. In 1998, traffic volume increased 5%, and revenues increased 2%, driven by higher automotive revenues.

     Automotive traffic volume increased 26%, and revenues increased 31%, in 1999, largely reflecting the expansion of operations in the Northern Region and record vehicle production. The new NS-served Toyota plant in Princeton, Ind., and the new vehicle parts distribution center in Dayton, Ohio, also contributed to the increase. NS' mixing center network is not yet fully utilized due to network design and service issues and equipment shortages caused by extended cycle times. In addition, service issues after the Closing Date resulted in significant traffic diversions.
     In 1998, automotive carloads increased 35%, and revenues increased 15%. Finished vehicles led the growth, as carloads increased 54% and revenues increased 19%, primarily due to new business through the Ford mixing centers. Full production volume at the Mercedes-Benz plant in Vance, Ala., and the Toyota minivan line at Georgetown, Ky., also contributed to the increases. Vehicle parts traffic volume and revenues remained steady despite the effects of the mid-year strike at General Motors.
     A substantial portion of the 1998 increase in carloads resulted from the nature of the mixing centers. Previously, carloads of vehicles went from plant to distribution center, where vehicles were classified and loaded onto trucks for transport to dealers. Now, carloads of vehicles, mostly in unit-train service, go from plant to the mixing centers, where vehicles are sorted by destination and loaded onto other trains in a mix suitable for direct transport to dealers. As a result, carload counts have increased; each vehicle that is handled through the centers arrives on one carload and departs on another carload. This hub-and-spoke method of distribution is intended to improve Ford's delivery logistics and reduce its inventory costs and order-to-delivery times.
     Light vehicle production in 2000 is expected to decline 3% from the record level of 1999. However, NS expects to recapture diverted traffic as its service improves and to benefit from increased shipments of finished vehicles from Ford's Norfolk, Va., assembly plant and from the introduction of new sport utility vehicles at BMW's Greer, S.C., assembly plant and at Toyota's second plant in Princeton, Ind., and increased parts business from General Motors.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                               AUTOMOTIVE
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999     1998    1997     1996     1995     1994
              ----     ----    ----     ----     ----     ----
              $ 740    $ 566   $ 492    $ 489    $ 449    $ 429

       Revenues increased $174 million, or 31%, in 1999, due to the expansion of operations into the Northeast, new vehicles and parts business and record vehicle production. This group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota.

     Chemicals traffic volume increased 18%, and revenues increased 25%, in 1999, due to the addition of Northern Region traffic. Chemical production increased slightly during the year, but fertilizer production declined. In addition, significant production cutbacks at plants served by NS affected shipments of both sulfur and fertilizer. Shipments of chlorine, caustic soda and PVC plastics rebounded from 1998 levels, benefiting from an improved Asian economy. The location of new and expanded processing plants on lines NS serves improved shipments of plastic pellets. Chemicals shipments also increased through NS' Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on lines it serves.
     In 1998, chemicals traffic volume decreased 1%, and revenues decreased 2%, the first decline since 1989. The weak economies in Asia and softness in certain domestic markets adversely affected shipments of products for the vinyl, polyester and pulp markets. In addition, nationwide rail service issues, particularly early in the year, caused some customers to divert traffic to truck and barge. However, several NS-served facilities with new and expanded plant capacity increased shipments of plastics and petroleum products, somewhat offsetting these reductions. NS also increased traffic through its TBT facilities.
     Chemicals revenues in 2000 are expected to benefit from plant expansions, increases in U.S. chemical production and extended market reach through the TBT facilities.

                                CHEMICALS
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998    1997    1996     1995    1994
              ----    ----    ----    ----     ----    ----
              $ 720   $ 574   $ 585   $ 560    $ 541   $ 538

       Revenues increased $146 million, or 25%, in 1999, reflecting the addition of Northern Region traffic. This group includes fertilizers, sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, industrial chemicals, chemical wastes and municipal wastes.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Paper, clay and forest products traffic volume increased 4%, and revenues increased 8%, in 1999, principally due to the expansion of operations into the Northern Region. The closure of four major paper mills and some chip mills late in 1998, coupled with the effects of continued consolidation and weak demand within the paper industry, had a negative impact on 1999 traffic volume.
     In 1998, paper, clay and forest products traffic volume decreased 3%, and revenues declined 1%. Traffic volume increases in the first three quarters were offset by a sudden and pronounced weakness in the paper industry in the fourth quarter, adversely affecting shipments of paper, wood fiber and kaolin clay. Decreased domestic and foreign demand resulted in both widespread paper mill downtime late in the year and indefinite closure of several NS-served paper mills. Record carloads and revenues from shipments of lumber and wood products to meet demand in the housing construction industry partially offset the effects of these declines.
     The paper industry is expected to continue to experience weak demand during 2000.

                     PAPER, CLAY AND FOREST PRODUCTS
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998     1997     1996     1995    1994
              ----    ----     ----     ----     ----    ----
              $ 575   $ 534    $ 539    $ 513    $ 537   $ 522

       Revenues increased $41 million, or 8%, in 1999, principally due to the expansion of operations into the Northern Region. This group includes lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper and clay. NS serves 83 paper mills, 94 paper distribution centers and more than 100 lumber reload centers.

     Metals and construction traffic volume increased 57%, and revenues increased 51%, in 1999, due to the addition of Northern Region traffic. NS' expanded operations give it access to numerous steel mills, processors and distribution facilities. Continued growth from new mini-mills and steel processors locating in NS' service territory offset the effects of a weaker scrap market. Construction traffic benefited from continued strength in housing starts and highway construction in the Southeast. Agricultural limestone shipments were higher in the first half of the year, due to an early planting season as a result of the mild winter. In addition, new cement terminals on NS' lines generated additional traffic.
     In 1998, metals and construction traffic volume was unchanged, and revenues increased 1%. The strong performance in the metals market during 1997 was repeated in the first half of 1998, due to improved efficiency at integrated mills and the continued growth of new mini-mills and steel processors in NS' service territory. However, the domestic metals market weakened in the second half of 1998, due to an increase in the supply of lower-priced, imported steel. Construction traffic and revenues increased, due to increased highway and housing construction activity in the Southeast.
     Metals revenues are expected to show the benefits of continued strength in the steel and construction industries.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                         METALS AND CONSTRUCTION
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998     1997     1996     1995    1994
              ----    ----     ----     ----     ----    ----
              $ 562   $ 373    $ 368    $ 354    $ 349   $ 330

       Revenues increased $189 million, or 51%, in 1999, due to the addition of traffic in the Northern Region. This group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.

     Agriculture, consumer products and government traffic volume increased 15%, and revenues increased 18%, in 1999, reflecting new access to the large Northeast consumer markets. Service issues that arose early in the year due to harsh weather conditions and continued during efforts to integrate the Northern Region had an adverse effect on traffic volume. In addition, soybean traffic was negatively affected by low-priced imports from South America.
     In 1998, agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 2%. Weak export and soybean meal markets adversely affected shipments. Sweeteners volume and revenues declined, as a strong beet sugar crop negatively affected cane sugar shipments out of the South. Increased revenues from grain, soybeans and feed ingredients from the longer-haul Southeast feed and corn processing markets somewhat offset the effects of the declines.
     Moderate growth is expected in 2000 as service levels improve and more benefits are realized from NS' expanded operations. Continued low prices and abundant supply are expected to increase consumption of corn for feed and processing. However, the export market for other grain products is expected to remain weak.

              AGRICULTURE, CONSUMER PRODUCTS AND GOVERNMENT
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998     1997     1996     1995    1994
              ----    ----     ----     ----     ----    ----
              $ 453   $ 383    $ 391    $ 393    $ 394   $ 380

       Revenues increased $70 million, or 18%, in 1999, reflecting the addition of Northern Region traffic. This group includes soybeans, wheat, corn, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products and items for the military.

     INTERMODAL traffic volume increased 31%, and revenues increased 54%, in 1999, due to the addition of Northern Region traffic and the consolidation of Triple Crown Services Company (TCS) revenues, beginning June 1 (see Note 2 on Page 58). More than half of the increase in revenue per unit resulted from the effects of consolidating TCS. Prior to June 1, NS' revenues included only the amounts for rail services it performed under contract to TCS, but NS' volume included most TCS units. NS was awarded the majority of Conrail's postal business, which it handles through a new subsidiary, Thoroughbred Direct Intermodal Services (TDIS), a logistics company headquartered in Plymouth Meeting, Pa. Intermodal traffic volume

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

declined in the first five months of 1999, reflecting the network redesign implemented in August 1998 which pared a significant number of lanes and associated volumes. Service issues following the integration of the Northern Region also negatively affected volume and revenues.
     In 1998, intermodal traffic volume decreased 2%, and revenues decreased 1%. The decline, the first in 12 years, was due to the service network redesign that was implemented in August. As a result, trailer traffic volume declined 16%, but this decrease was largely offset by increases in both container traffic volume and revenues (respectively, 2% and 5%) and TCS traffic volume and revenues (respectively, 5% and 9%).
     Intermodal revenues are expected to continue to benefit from the expansion of operations in the Northeast, as well as terminal and line capacity expansions and equipment additions. However, APL, which generated 247,000 units of annualized volume on NS, moved almost all of this volume to CSX after their strategic alliance. Most of this traffic had been shifted by December 1999.

                               INTERMODAL
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

              1999    1998    1997     1996     1995    1994
              ----    ----    ----     ----     ----    ----
              $ 830   $ 539   $ 547    $ 487    $ 474   $ 429

       Revenues increased $291 million, or 54%, in 1999, due to the addition of Northern Region traffic and the consolidation of Triple Crown Services Company's revenues. This group handles trailers, domestic and international containers, Triple Crown Services equipment and equipment for intermodal marketing companies, international steamship lines, truckers and other shippers.

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 41% in 1999, while carloadings increased 24%. The expense increase was attributable to the commencement of operations in the Northern Region, and includes significant costs arising from the service issues experienced after the Closing Date.
     Railway operating expenses increased 5% in 1998, while carloadings increased 1%. The expense increase was mostly attributable to Conrail-related integration expenses, and additional expenses, including start-up costs, related to the Ford mixing centers.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by railway expenses, was 86.2% in 1999, compared with 75.1% in 1998 and the record-low 71.3% in 1997.
     Management estimates that the integration-related service issues in the Northern Region, including estimated traffic diversions, resulted in more than half of the increase in the railway operating ratio in 1999. The remaining increase was principally attributable to the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic.
     In 1998, the railway operating ratio was adversely affected by Conrail-related integration expenses and a change in traffic mix related to the growth in automotive traffic coupled with the change in coal traffic mix. Automotive traffic includes some of NS' most time-sensitive and resource-intensive business, requiring more trains, increased handling costs and higher equipment rents.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The railway operating ratio is not expected to return to pre-Closing Date levels in the near term, due to changes in NS' traffic mix and the higher cost structure of the Conrail properties now operated by NSR. However, the railway operating ratio is expected to show favorable year-to-year comparisons after the first quarter of 2000.
     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)

          ($ in millions)             1999 vs. 1998   1998 vs. 1997
          ---------------             -------------   -------------
          Compensation and benefits      $  363          $   87
          Materials, services and rents     421             121
          Conrail rents and services        311              --
          Depreciation                       38              16
          Diesel fuel                        81             (53)
          Casualties and other claims        43             (28)
          Other                              51              16
                                         ------          ------
               Total                     $1,308          $  159
                                         ======          ======

     Compensation and benefits, which represented 41% of total railway operating expenses in 1999, increased 24% in 1999 and 6% in 1998.
     In 1999, the increase resulted largely from the almost 50% increase in the railroad work force following commencement of operations in the Northern Region. The service issues encountered after the expansion of operations also contributed to the increase, including $49 million for the Special Work Incentive Program available to union employees during much of the third quarter. These increases were mitigated by reduced stock-based incentive compensation, the absence of bonus accruals and reduced pension and other postretirement benefits expenses. NS has substantial unrecognized gains relating to its over-funded pension plan; amortization of these gains will continue to be included in "Compensation and benefits" expenses (see
Note 10 on Page 68).
     In 1998, higher wages and salaries -- results of additional staffing in anticipation of the Closing Date and union wage increases, including the effect of an increase in the bonus fund for locomotive engineers -- were offset somewhat by lower expenses for pension benefits, due to favorable investment returns on pension plan assets. Also contributing to the increase were new FRA train inspection requirements and a higher Railroad Unemployment Tax rate.
     In January 2000, NS announced a voluntary early retirement program that included enhancements to pension benefits for eligible nonunion employees. Approximately 1,180 employees, or 20% of NS' nonunion work force, were eligible for the program; and 916 accepted and retired effective March 1. Benefits will be paid out of NS' over-funded pension plan. Actions also were taken in the first quarter of 2000 to reduce the size of the union work force. These work force reduction efforts were taken to resize employment levels and reduce operating expenses in response to changes in NS' business. The cost of these work force reductions will be reflected in expenses in the first quarter of 2000.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Materials, services and rents includes items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 52% in 1999 and 18% in 1998.
     The 1999 increase reflected the expanded operations in the Northern Region; additional costs attributable to the service issues, including costs for alternate transportation to meet the needs of customers; and the effects of consolidating TCS.
     The 1998 increase was principally due to Conrail-related integration costs and higher-than-anticipated mixing center costs associated with the increase in automotive traffic. Higher equipment rents and locomotive repair expenses also contributed to the increase.
     Equipment rents, which represent the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, increased 93% in 1999 and 18% in 1998. The 1999 increase principally was due to: (1) increased volume attributable to expanded operations,
(2) higher rental costs for freight cars, as service issues increased car cycle times and (3) costs for short-term locomotive leases to improve system fluidity. In addition, Conrail historically rented a higher percentage of its freight cars than has NS, resulting in higher equipment rents in the Northern Region. The 1998 increase was due to:
(1) rents for equipment needed to support the increase in automotive traffic, (2) reduced rents received from the leasing of owned locomotives and (3) increased lease expenses for equipment obtained to meet anticipated demand after the Closing Date. These 1998 increases were somewhat offset by higher receipts on NS-owned freight cars and auto racks.
     Locomotive and car repair costs increased in 1999 due to the expansion of operations and to the higher repair costs associated with the leased locomotives. Locomotive repair costs increased in 1998 due to the higher traffic levels and an increase in the average number of locomotives in service, reflecting the retention of older units.

     Conrail rents and services, a new category of expense arising from the expansion of operations on June 1, amounted to $311 million in 1999. This item includes amounts due to PRR and CRC for: (1) use of their operating properties and equipment, (2) CRC's operation of the Shared Assets Areas and (3) CRC's operation of certain transition facilities. Also included is NS' equity in Conrail's net earnings since June 1, plus additional amortization related to the difference between NS' investment in Conrail and its underlying equity (see
Note 2 on Page 58).

     Depreciation expense (see Note 1, "Properties," on Page 57 for NS' depreciation policy) was up 9% in 1999 and 4% in 1998. Increases in both years were due to property additions, reflecting substantial levels of capital spending.

     Diesel fuel expenses increased 47% in 1999, but declined 23% in 1998. The increase in 1999 resulted from a 19% increase in the average price per gallon, due to a sharp rise in the last half of the year, and higher consumption, primarily the result of the additional Northern Region traffic. The 1998 decrease was due to a 26% drop in the average price per gallon, which was the lowest since 1988, somewhat offset by a 3% increase in consumption.

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 45% in 1999, but decreased 23% in 1998. The 1999 increase principally resulted from higher personal injury accruals related to the increased size of the work force as well as higher environmental expenses. The 1998 decrease was due to cost recoveries from third parties and lower accruals for environmental remediation costs and to reduced personal injury expenses.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The largest component of casualties and other claims expense is personal injury costs. Costs related to so-called "occupational" injuries continued to increase. Within the past decade, there has been a dramatic increase in the number of these types of claims. In 1999, about two-thirds of the total employee injury cases settled and one-quarter of settlement payments made were related to occupational claims. These claims generally do not relate to a specific accident or event, but rather result from a claimed exposure over time to some condition of employment. As a result, many of these claims are asserted by former or retired employees. NS continues to work actively to eliminate all accidents and exposure risks and to control associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act
(FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims. It also retains reasonable levels of risk through self-insurance.

     Other expenses increased 31% in 1999 and 11% in 1998. The 1999 increase resulted from the expansion of operations, including property and other taxes related to the Northern Region, and to costs arising from the service issues. The 1998 increase principally resulted from:
(1) higher property and other taxes, due to the effects of favorable adjustments in prior years resulting from settlements with taxing authorities; and (2) increased travel expenses, mostly attributable to planning in advance of the Closing Date.

Income Taxes
------------
     Income tax expense in 1999 was $112 million, for an effective rate of 32%, compared with an effective rate of 25% in 1998 and 30% in 1997. Excluding the equity in Conrail's after-tax earnings, the effective rate was 34% in 1999, 33% in 1998 and 34% in 1997.
     The effective rates in all three years were below the statutory federal and state rates -- results of investments in coal-seam gas properties, favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, 1998 and 1997 benefited from investments in corporate-owned life insurance, and 1998 benefited from favorable adjustments resulting from settlement of federal income tax years 1993 and 1994.

Discontinued Operations
-----------------------
     Income from discontinued operations in 1998 included the $105 million after-tax gain from the sale of NS' motor carrier subsidiary (see Note 15 on Page 75). Motor carrier operations in 1998 (through March 28) produced a $1 million loss; these same operations produced income of $22 million in 1997.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, NS' principal source of liquidity, decreased $357 million, or 40%, in 1999, and $260 million, or 23%, in 1998. Both declines reflected the reductions in income from operations, mitigated somewhat by lower income tax payments. In 1998, higher interest payments related to the debt issued in mid-1997 in connection with the Conrail transaction also contributed to the decline in operating cash flow. The large change in "Accounts receivable" and "Current liabilities other than debt" in the 1999 cash flow statement primarily resulted from the commencement of operations in the Northern Region. In addition, collection of accounts receivable has slowed.
     NS' working capital deficit of $553 million at Dec. 31, 1999, included $400 million of notes due May 1, 2000. NS currently has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below).

                       CASH PROVIDED BY OPERATIONS
         (Shown as a graph in the Annual Report to Stockholders)
                               (millions)

             1999     1998     1997      1996     1995      1994
             ----     ----     ----      ----     ----      ----
             $ 533    $ 890    $1,150    $1,198   $1,234    $1,144

       Cash provided by operations declined significantly in 1999 and 1998, reflecting lower income from railway operations. Cash provided by operations is NS' principal source of liquidity.

     Cash used for investing activities in 1999 decreased 11%, compared with 1998. Investing activities in 1999 included approximately $160 million more of borrowings against the net cash surrender value of company-owned life insurance, compared with 1998. In addition, 1999 included $60 million in proceeds from the sale of certain licensing arrangements and the sale of NS' signboard business.
     Investing activities in 1998 included the $207 million of proceeds from the sale of NS' motor carrier subsidiary. Investing activities in 1997 included the costs of NS' acquisition of its interest in Conrail. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending, track and equipment statistics for the past five years. Capital expenditures include amounts relating to capital leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 7, "Capital Lease Obligations," on Page 66).

                          CAPITAL EXPENDITURES

          ($ in millions)     1999    1998    1997    1996    1995
          ---------------     ----    ----    ----    ----    ----
          Road               $  559  $  612  $  599  $  438  $  386
          Equipment             349     442     306     326     338
          Other property          4       6      24      25      33
                             ------  ------  ------  ------  ------
               Total         $  912  $1,060  $  929  $  789  $  757
                             ======  ======  ======  ======  ======

     Capital expenditures decreased 14% in 1999, but increased 14% in 1998. Both variances were largely attributable to significant outlays in 1998 for roadway projects and equipment in anticipation of the Closing Date. In addition, 1997 and 1998 included significant expenditures for automotive-related projects.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                               1999    1998    1997    1996    1995
                               ----    ----    ----    ----    ----
          Track miles of
            rail installed      403     429     451     401     403
          Miles of track
            surfaced          5,087   4,715   4,703   4,686   4,668
          New crossties
            installed
            (millions)          2.3     2.0     2.2     1.9     2.0

                 AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

          (Years)                1999   1998   1997   1996   1995
          -------                ----   ----   ----   ----   ----
          Freight cars           23.8   23.6   23.0   22.3   22.0
          Locomotives            15.4   15.4   15.3   15.4   15.7
          Retired locomotives    22.7   20.6   23.3   24.4   22.6

     In addition to NS-owned equipment, approximately 20% of the freight car fleet and 30% of the locomotive fleet is leased from PRR (see Note 2 on Page 58).
     The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements due to casualties and service failures and retention of older units in anticipation of the Closing Date.
     Since 1988, NS has rebodied about 29,000 coal cars, and plans to continue that program at least through the first half of 2000. This work, performed at NS' Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the table, above.
     For 2000, NS has budgeted $747 million for capital expenditures. In addition, NS plans to enter into a lease financing arrangement for 150 new locomotives. The anticipated spending includes $576 million for roadway projects, of which $284 million is for track and bridge program work. Also included are projects to increase track and terminal capacity. Equipment spending includes the rebodying of coal and coke hoppers, the purchase of 255 multilevel automobile racks, the upgrading of existing locomotives and the modification of open coil steel cars. NS also plans to lease 475 articulated bilevels for automobile service.

     Cash provided by financing activities was $90 million in 1999 and included proceeds from the sale of notes, commercial paper and equipment trust certificates as well as $149 million of borrowings from a PRR subsidiary (see Note 2 on Page 58). Proceeds from borrowings in 1998 included amounts received from the sale of commercial paper and equipment trust certificates, and in 1997 included debt issued to finance NS' share of the cost of acquiring Conrail stock. Debt repayments in all three years included repayment of some commercial paper. Financing activities in 1997 also included $72 million of credit facility costs related to certain now-terminated commitments under credit agreements that were in place to support NS' tender offer for all shares of Conrail. NS' debt-to-total capitalization ratio was 58% at the end of 1999 and 56% at the end of 1998.
     NS currently has in place a $2.8 billion credit facility to support its commercial paper program. In addition, NS has issued only $400 million of debt under its November 1998 $1 billion shelf registration. NS expects to issue additional debt in 2000 to refinance the Senior Notes maturing in May.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a maximum leverage ratio restriction (see Note 7, "Debt Covenants," on Page 66). The maximum leverage ratio tightens in the first quarter of 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

     Through May 31, 1999, Conrail's results of operations include freight line-haul revenues and related expenses. After the Closing Date, June 1, 1999, its results reflect its new structure and operations (see Note 2 on Page 58). Conrail's major sources of operating revenues are now from operating fees and rents from NSR and CSXT. The composition of Conrail's operating expenses also has changed.
     Conrail's net income was $26 million in 1999, compared with $267 million in 1998 and $7 million in 1997 (see Note 2 on Page 58).
     Conrail's operating revenues were $2.2 billion in 1999, $3.9 billion in 1998 and $3.8 billion in 1997. The decline in 1999 was attributable to the change in operations and a 2% decrease in freight revenues prior to the Closing Date. The increase in 1998 was due to a 4% increase in traffic volume, as all market groups except automotive posted gains for the year.
     Conrail's operating expenses were $2.0 billion in 1999, $3.3 billion in 1998 and $3.4 billion in 1997. Operating expenses in 1999 included $180 million of expenses ($121 million after taxes), principally to increase certain components of its casualty reserves based on an actuarial valuation, to adjust certain litigation and environmental reserves related to settlements and completion of site reviews, and a credit adjustment related to the assumption of a lease obligation by CSX. Operating expenses in 1998 included a $170 million charge ($105 million after taxes) for severance benefits covering nonunion employees and $132 million ($82 million after taxes) of other charges and reserves. Operating expenses in 1997 included a $221 million charge in conjunction with the termination of the Conrail ESOP (which had no related income tax effect) and a $173 million charge ($142 million after taxes) for stock compensation and executive severance costs related to the change in ownership. In addition, Conrail's operating expenses reflect transition-related expenses of $60 million in 1999 and $149 million in 1998 (principally technology integration costs and employee stay bonuses) and $114 million in 1997 (principally investment banking, legal and consulting fees and employee stay bonuses). Excluding the effects of the acquisition-related compensation and transition costs, operating expenses decreased 34% in 1999, but increased 3% in 1998. The 1999 decreases reflected the change in operations, somewhat offset by higher casualty and other claims expenses. The 1998 increase resulted from volume-related expense increases and higher casualty and other claims expenses, somewhat offset by lower diesel fuel costs.
     Conrail's cash provided by operations decreased by $331 million, or 46%, in 1999, and by $157 million, or 18%, in 1998. The 1999 decrease was principally due to the change in operations. The decline in 1998 reflected higher incentive compensation payments and transition-related costs. Cash generated from operations is the principal source of liquidity and is primarily used for debt repayments and capital expenditures. Debt repayments totaled
$112 million in 1999 and $119 million in 1998. Capital expenditures totaled $176 million in 1999 and $550 million in 1998; the decline reflected the change in operations.
     Conrail had a working capital deficit of $194 million at Dec. 31, 1999, compared with a deficit of $202 million at Dec. 31, 1998. The deficit at Dec. 31, 1999, resulted from reclassifying as a current liability $250 million of long-term debt due in June 2000.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Conrail is not an SEC registrant and, therefore, presently cannot issue any publicly traded securities. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.
     NS' equity in earnings of Conrail, net of amortization, was $17 million in 1999, $194 million in 1998 and $117 million in 1997.

OTHER MATTERS

Proposed CN-BNSF Combination
----------------------------
     On Dec. 20, 1999, Canadian National Railway Company and Burlington Northern Santa Fe Corporation announced plans to combine their companies under common control, thereby forming the largest railroad in North America. Norfolk Southern and other Class I railroads have expressed strong concerns about both the timing and the implications for the railroad industry of the proposed combination; moreover, the Surface Transportation Board (which would have to approve the combination) has indicated that the carriers will be expected to address the "cumulative impacts and crossover effects" of the transaction. Management will monitor developments and take appropriate actions to protect the interests of NS stockholders.

Market Risks and Hedging Activities
-----------------------------------
     NS does not engage in the trading of derivatives. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio.
     Of NS' total debt outstanding (see Note 7 on Page 65), all is fixed-rate debt, except for commercial paper and most capital leases. As a result, NS' debt subject to interest rate exposure totaled
$2.0 billion on Dec. 31, 1999. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $20 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.
     The average interest rate on commercial paper was 6.4% on Dec. 31, 1999, and 6.0% on Dec. 31, 1998. During 1999, interest rates on NS' commercial paper ranged from 5.1% to 6.5%.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1999, the average pay rate under these agreements was 6.3%, and the average receive rate was 7.1%. During 1999, the effect of the swaps was to reduce interest expense by $4 million. A portion of the lease obligations is payable in Japanese yen. NS hedged the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by Japanese banks. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Changes and New Pronouncements
-----------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on Page 57, NS adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1999.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     During 1999, the Financial Accounting Standards Board deferred the effective date of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." NS expects to adopt SFAS No. 133 effective Jan. 1, 2001. This adoption is not expected to have a material effect on NS' consolidated financial statements.

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.
     The Corporation is the defendant in a class action suit filed in federal district court in Birmingham, Ala., on behalf of African Americans currently employed or working since Dec. 16, 1989, who allege that the Corporation has discriminated against them in promotion to nonagreement positions because of their race. The nonjury trial on liability, which the Corporation vigorously defended, concluded in June 1997, and the matter is with the court for requesting briefs and decision. In the meantime, the parties are participating in mediation of the case.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of NSR, all of the common stock of which is owned by NS. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs. Prior to the trial court's ruling on the post trial motions, AGS and four other defendants agreed to settle their liability in this case for a total payment of approximately $150 million, of which AGS' share was $15 million. The settlement has been given preliminary approval by the trial court, and the money has been paid into an escrow account maintained by Bank One Trust Company in New Orleans. Final approval of the settlement and distribution of the settlement proceeds to qualified members of the class are subject to a fairness hearing scheduled for March 22, 2000.
     While it is possible that the trial court will decline to give final approval to the settlement, or that the settlement may be overturned on appeal, Management believes that the settlement is a fair resolution of this controversy and that disapproval by the courts is unlikely.
     While the final outcome of these matters and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations or liquidity.

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Operating expenses for environmental matters totaled approximately $12 million in 1999, $4 million in 1998 and $21 million in 1997, and capital expenditures totaled approximately $8 million in 1999, $7 million in 1998 and $6 million in 1997. The increase in operating expenses in 1999 compared with 1998 was principally due to a combination of unfavorable development experience on identified sites during 1999, and higher recoveries in 1998 from third parties of amounts paid by NS in prior years for environmental cleanup and remediation. Capital expenditures in 2000 are expected to be comparable with 1999.
     As of Dec. 31, 1999, NS' balance sheet included a reserve for environmental exposures in the amount of $41 million (of which $8 million is accounted for as a current liability), which is NS' estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 12 sites accounted for $20 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Labor Agreements
----------------
     Approximately 85% of NS' railroad employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. Moratorium provisions of the agreements currently in force expired Dec. 31, 1999; however, the agreements remain in effect until amendments are agreed to or until the Railway Labor Act's procedures are exhausted. In late 1999, negotiations began at the national level on agreements with major labor organizations. The outcome of these negotiations is uncertain at this time. However, a tentative agreement was reached with the Brotherhood of Locomotive Engineers which represents approximately 5,000 of NS' locomotive engineers. The settlement requires ratification by the members before acceptance. Negotiations with the other unions are progressing.

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

Trends
------
     - Federal Economic Regulation -- Efforts may be made in 2000 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

     - Reduction of "Greenhouse" Gases -- In December 1997, international environmental officials meeting in Kyoto, Japan, agreed to reduce substantially the emission of so-called "greenhouse" gases by 2010. Agreement on such reductions was reached on the basis of questionable scientific evidence and in spite of the fact that the burden of the reduction regimen will be borne disproportionally by developed nations such as the United States. NS, the rail industry and a wide variety of other affected constituencies in the United States expect to assure that, prior to a Senate vote on the proposed treaty, the public and governmental authorities have available to them additional scientific information and data concerning other effects that are likely to result from implementation.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Forward-Looking Statements
--------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon and, therefore, can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business and the ability to reduce expenses.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
-------   ----------------------------------------------------------

     The information required by this item is included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 43 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        QUARTERLY FINANCIAL DATA
                               (Unaudited)

                                         Three Months Ended
                         ----------------------------------------------
                            March 31    June 30    Sept. 30    Dec. 31
                            --------    -------    --------    -------
                       (In millions of dollars, except per share amounts)
   1999
   ----
Railway operating
 revenues                   $ 1,030     $ 1,194    $ 1,500     $ 1,471
Income from railway
 operations                     237         198        146         137
Income from continuing
 operations                     112          77         19          31
Net income                      112          77         19          31
Earnings per share
                 - Basic    $  0.30     $  0.20    $  0.05     $  0.08
                 - Diluted  $  0.30     $  0.20    $  0.05     $  0.08


   1998
   ----
Railway operating
 revenues                   $ 1,066     $ 1,079    $ 1,048     $ 1,028
Income from railway
 operations                     251         293        258         250
Income from continuing
 operations                     132         187        151         160
Net income                      229         187        158         160
Earnings per share
                 - Basic    $  0.61     $  0.49    $  0.42     $  0.42
                 - Diluted  $  0.61     $  0.48    $  0.42     $  0.42

------    -------------------------------------------

               Index to Financial Statements:                   Page
               -----------------------------                    ----

          Consolidated Statements of Income
           Years ended December 31, 1999, 1998 and 1997           50

          Consolidated Balance Sheets
           As of December 31, 1999 and 1998                       51

          Consolidated Statements of Cash Flows
           Years ended December 31, 1999, 1998 and 1997           53

          Consolidated Statements of Changes in
           Stockholders' Equity
           Years ended December 31, 1999, 1998 and 1997           55

          Notes to Consolidated Financial Statements              56

          Independent Auditors' Report                            78


     The Index to Consolidated Financial Statement Schedule appears in
Item 14 on Page 81.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income

                                        Years ended December 31,
                                        1999      1998      1997
                                        ----      ----      ----
                               ($ in millions, except earnings per share)

RAILWAY OPERATING REVENUES             $ 5,195    $ 4,221    $ 4,223

RAILWAY OPERATING EXPENSES
 Compensation and benefits               1,855      1,492      1,405
 Materials, services and rents           1,227        806        685
 Conrail rents and services (Note 2)       311         --         --
 Depreciation                              475        437        421
 Diesel fuel                               255        174        227
 Casualties and other claims               138         95        123
 Other                                     216        165        149
                                       -------    -------    -------
     Total railway operating expenses    4,477      3,169      3,010
                                       -------    -------    -------

     Income from railway operations        718      1,052      1,213

Equity in earnings of Conrail (Note 2)      49        194        117
Charge for credit facility costs            --         --        (77)
Other income - net (Note 3)                115        115        130
Interest expense on debt (Note 5)         (531)      (516)      (385)
                                       -------    -------    -------
     Income from continuing
      operations before income taxes       351        845        998

Provision for income taxes (Note 4)        112        215        299
                                       -------    -------    -------
     Income from continuing operations     239        630        699

Discontinued operations (Note 15):
 Income (loss) from motor carrier
  operations, net of taxes                  --         (1)        22
 Gain on sale of motor carrier,
  net of taxes                              --        105         --
                                       -------    -------    -------
     Income from discontinued
      operations                            --        104         22
                                       -------    -------    -------
     NET INCOME                        $   239    $   734    $   721
                                       =======    =======    =======


EARNINGS PER SHARE (Note 13)
 Income from continuing operations
  -Basic                               $  0.63    $  1.66    $  1.85
  -Diluted                             $  0.63    $  1.65    $  1.84

 Net income
  -Basic                               $  0.63    $  1.94    $  1.91
  -Diluted                             $  0.63    $  1.93    $  1.90

See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                                 As of December 31,
                                                  1999       1998
                                                  ----       ----
                                                  ($ in millions)

ASSETS
Current assets:
 Cash and cash equivalents                        $    37    $     5
 Short-term investments                                14         58
 Accounts receivable, net of allowance for
  doubtful accounts of $5 million and
  $4 million, respectively                            857        519
 Due from Conrail (Note 2)                             77         --
 Materials and supplies                               100         59
 Deferred income taxes (Note 4)                       134        141
 Other current assets                                 152        131
                                                  -------    -------
     Total current assets                           1,371        913
                                                  -------    -------

Investment in Conrail (Note 2)                      6,132      6,210
Properties less accumulated depreciation
 (Note 5)                                          10,956     10,477
Other assets                                          791        580
                                                  -------    -------
     TOTAL ASSETS                                 $19,250    $18,180
                                                  =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable (Note 6)                        $   818    $   600
 Income and other taxes                               163        151
 Notes and accounts payable to Conrail (Note 2)       184         --
 Other current liabilities (Note 6)                   256        225
 Current maturities of long-term debt (Note 7)        503        141
                                                  -------    -------
     Total current liabilities                      1,924      1,117
                                                  -------    -------

Long-term debt (Note 7)                             7,556      7,483
Other liabilities (Note 9)                          1,101      1,065
Minority interests                                     50         49
Deferred income taxes (Note 4)                      2,687      2,545
                                                  -------    -------
     TOTAL LIABILITIES                             13,318     12,259
                                                  -------    -------




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets (continued)

                                                 As of December 31,
                                                  1999       1998
                                                  ----       ----
                                                  ($ in millions)

Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized;
  issued 404,309,672 shares and
  401,031,994 shares, respectively                    404        401
 Additional paid-in capital                           372        296
 Accumulated other comprehensive income (Note 12)     (11)        (8)
 Retained income                                    5,187      5,252
 Less treasury stock at cost, 21,627,902 shares       (20)       (20)
                                                  -------    -------
     TOTAL STOCKHOLDERS' EQUITY                     5,932      5,921
                                                  -------    -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $19,250    $18,180
                                                  =======    =======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows

                                            Years ended December 31,
                                            1999      1998      1997
                                            ----      ----      ----
                                                ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $  239    $  734    $  721
 Reconciliation of net income to
  net cash provided by continuing
  operations:
   Depreciation                               489       450       432
   Deferred income taxes                       85       114        75
   Equity in earnings of Conrail              (17)     (194)     (117)
   Charge for credit facility costs            --        --        77
   Nonoperating gains and losses
    on properties and investments             (62)      (51)      (63)
   Income from discontinued operations         --      (104)      (22)
   Changes in assets and liabilities
    affecting continuing operations:
      Accounts receivable                    (322)       33       (23)
      Materials and supplies                  (40)       (1)        3
      Other current assets and due from
       Conrail                                (50)      (16)       (8)
      Current liabilities other than debt     259       (23)      115
      Other - net                             (48)      (50)      (44)
                                          -------   -------   -------
       Net cash provided by continuing
        operations                            533       892     1,146

       Net cash provided by (used for)
         discontinued operations               --        (2)        4
                                          -------   -------   -------
       Net cash provided by operating
        activities                            533       890     1,150

CASH FLOWS FROM INVESTING ACTIVITIES
 Property additions                          (912)     (956)     (875)
 Property sales and other transactions        104        83        74
 Investment in Conrail                         (3)      (40)   (5,741)
 Investments, including short-term           (123)     (116)     (185)
 Investment sales and other transactions      343       155       217
 Proceeds from sale of motor carrier           --       207        --
                                          -------   -------   -------
       Net cash used for investing
        activities                           (591)     (667)   (6,510)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends                                   (304)     (303)     (301)
 Common stock issued - net                     14        34        24
 Credit facility costs paid                    --        --       (72)
 Proceeds from borrowings                   1,110       196     5,781
 Debt repayments                             (730)     (179)     (245)
                                          -------   -------   -------
       Net cash provided by (used for)
        financing activities                   90      (252)    5,187

       Net increase (decrease) in cash
        and cash equivalents                   32       (29)     (173)




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (continued)

                                            Years ended December 31,
                                            1999      1998      1997
                                            ----      ----      ----
                                                ($ in millions)

CASH AND CASH EQUIVALENTS
 At beginning of year                           5        34       207
                                          -------   -------   -------
 At end of year                           $    37   $     5   $    34
                                          =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
  Interest (net of amounts capitalized)   $   520   $   519   $   379
  Income taxes                            $    16   $    76   $   209


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity

                                        Accumu-
                                        lated
                               Addi-    Other
                               tional   Compre-
                       Common  Paid-In  hensive   Retained  Treasury
                       Stock   Capital  Income     Income   Stock     Total
                       ------  -------  -------   --------  --------  -----
                          ($ in millions, except per share amounts)

BALANCE DECEMBER 31,
 1996                  $  132  $  462   $    3    $4,401    $  (21)   $4,977
Comprehensive income -
 1997
  Net income                                         721                 721
  Other comprehensive
   income (Note 12)                          2                             2
                                                                      ------
     Total comprehensive
      income                                                             723
Dividends on Common Stock,
 $0.80 per share                                    (301)               (301)
3-for-1 stock split,
 effective Sept. 5        266    (266)                --                  --
Other                       1      45                                     46
                       ------  ------   ------    ------    ------    ------

BALANCE DECEMBER 31,
 1997                     399     241        5     4,821       (21)    5,445
Comprehensive income -
 1998
  Net income                                         734                 734
  Other comprehensive
   income (Note 12)                        (13)                          (13)
                                                                      ------
     Total comprehensive
      income                                                             721
Dividends on Common Stock,
 $0.80 per share                                    (303)               (303)
Other                       2      55                            1        58
                       ------  ------   ------    ------    ------    ------

BALANCE DECEMBER 31,
 1998                     401     296       (8)    5,252       (20)    5,921
Comprehensive income -
 1999
  Net income                                         239                 239
  Other comprehensive
   income (Note 12)                         (3)                           (3)
                                                                      ------
     Total comprehensive
      income                                                             236
Dividends on Common Stock,
 $0.80 per share                                   (304)                (304)
Other                       3      76                                     79
                       ------  ------   ------    ------    ------    ------

BALANCE DECEMBER 31,
 1999                  $  404  $  372   $  (11)   $5,187    $  (20)   $5,932
                       ======  ======   ======    ======    ======    ======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial
Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, operating approximately 21,800 route miles primarily in the East and Midwest. These financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively NS) on a consolidated basis. Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). Financial results of a former motor carrier subsidiary, North American Van Lines, Inc. (NAVL), are reflected as "Discontinued Operations" (see Note 15). All significant intercompany balances and transactions have been eliminated in consolidation.
     The railroad transports raw materials, intermediate products and finished goods classified in the following market groups: coal; automotive; chemicals; paper/clay/forest products; metals/construction; agriculture/consumer products/government; and intermodal. Except for coal, all groups are approximately equal in size based on revenues; coal accounts for about 25% of total railway operating revenues. Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States.
     Through a jointly owned entity, Norfolk Southern and CSX Corporation own the stock of Conrail Inc., which owns the major railroad in the Northeast. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity (see Note 2).

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading" or "available-for-sale." On Dec. 31, 1999 and 1998, all "Short-term investments," consisting primarily of United States government and federal agency securities, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated other comprehensive income."
     Investments where NS has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives. NS capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other Income" (see Note 3).
     NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS does not engage in the trading of derivatives. NS has entered into a limited number of derivative agreements to hedge interest rate exposures on certain components of its debt portfolio. All of these derivative instruments are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, payments made or received under interest rate swap agreements are recorded in the income statement with the corresponding interest expense. Payments made to hedge interest rate exposure related to the anticipated issuance of debt were deferred as a reduction of the debt proceeds and are being amortized to interest expense over the life of the underlying debt.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 1999, NS adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." Adoption of this pronouncement had no material effect on NS' consolidated financial statements.

Reclassifications
-----------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 1999 presentation.

------    -------------------------------------------

2.   INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES

Overview
--------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, NSR and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

Commencement of Operations
--------------------------
     On June 1, 1999 (the "Closing Date"), NSR and CSXT began operating as parts of their rail systems the separate Conrail routes and assets leased to them pursuant to operating and lease agreements.
     The Operating Agreement between NSR and Pennsylvania Lines LLC
(PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC routes and assets, with another wholly owned CRC subsidiary.
     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     Future minimum lease payments due to PRR under the Operating
Agreement and lease agreements and to CRC under the Shared Assets
Areas (SAA) agreements are as follows:
                             PRR Oper.      PRR Lease       SAA
          ($ in millions)     Agmt.          Agmts.        Agmts.
          ---------------    --------       ---------      ------
          2000                $  166         $  154        $   22
          2001                   178            129            24
          2002                   196            122            27
          2003                   217            110            30
          2004                   238             92            32
          2005 and
           subsequent years    5,022            367           687
                              ------         ------        ------
               Total          $6,017         $  974        $  822
                              ======         ======        ======

     Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $273 million in 1999.
     On the Closing Date, both NS' railroad route miles and its railroad employees increased by approximately 50 percent. NSR and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts and employ the majority of Conrail's former work force. Consequently, NSR began to receive all freight revenues and incur all expenses on the PRR lines.

------    -------------------------------------------

2.   INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES (continued)

     Since June 1, 1999, difficulties in integrating the PRR routes and assets have affected adversely both NSR's revenues and expenses. These higher expenses included the cost of a special incentive program available to unionized employees for much of the third quarter, higher labor costs and equipment rents and service alteration costs to meet the needs of shippers. A long-term failure by NSR to integrate successfully these PRR properties could have a substantial adverse impact on NS' financial position, results of operations and liquidity.

Investment in Conrail
---------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     On the effective date of the STB decision approving the Conrail transaction, NS' 58% investment in Conrail exceeded Conrail's net equity by $4.1 billion. This excess has been allocated to the fair values of Conrail's assets and liabilities, using the principles of purchase accounting, as follows:

     ($ in millions)
     ---------------
     Property, equipment and investments in railroads    $ 6,708
     Other assets, principally pension and other
       employee benefit plans and trusts                     224
     Debt revaluation and other liabilities                 (209)
     Deferred taxes                                       (2,585)
                                                         -------
       Total                                             $ 4,138
                                                         =======

     NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At Dec. 31, 1999, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.9 billion.
     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NSR. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $52 million is classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through Dec. 31, 1999, NS has paid $33 million of these costs.
     Had NS acquired its investment in Conrail on Jan. 1, 1997, NS' net income and diluted earnings per share for the year ended Dec. 31, 1997, would have been $671 million and $1.77, respectively. These pro forma results reflect only the application of the equity method of accounting and the specific financing costs of the transaction. They do not reflect revenues from or costs of operating PRR's assets nor do they include integration costs.
     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are partners. As a result, NS' total assets increased by approximately $140 million (including $121 million of properties, mostly RoadRailer (RT) equipment), and NS' total liabilities increased by approximately $130 million (including $109 million of long-term debt).

------    -------------------------------------------

2.   INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES (continued)

Related-Party Transactions
--------------------------
     Until the Closing Date, NSR and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 1999, most of the amounts receivable or payable related to these transactions have been satisfied.
     NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period; and (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.
     "Due from Conrail" includes $39 million for vacation liability related to the portion of CRC's work force that became NS employees on the Closing Date. NS increased its vacation liability accordingly, and will pay these employees as they take vacation.
     "Notes and accounts payable to Conrail" includes $123 million of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 5.6% at Dec. 31, 1999. Also included is $61 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail
---------------------------------------
     The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as
Exhibit 99 with this Annual Report on Form 10-K.
     Conrail's results of operations include freight line-haul revenues and related expenses through May 31, 1999, but reflect its new structure and operations since June. Conrail's major sources of operating revenues are now from NSR and CSXT. The composition of Conrail's operating expenses also has changed.

Summarized Consolidated Statements of Income - Conrail
------------------------------------------------------
     ($ in millions)                 1999       1998       1997
     ---------------                 ----       ----       ----
     Operating revenues             $2,174     $3,863     $3,765
     Operating expenses              2,046      3,348      3,443
                                    ------     ------     ------
       Operating income                128        515        322
     Other - net                       (83)       (81)       (87)
                                    ------     ------     ------
       Income before income taxes       45        434        235
     Provision for income taxes         19        167        228
                                    ------     ------     ------
       Net income                   $   26     $  267     $    7
                                    ======     ======     ======

------    -------------------------------------------

2.   INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES (continued)

     Note: Conrail's results in 1999 included after-tax expenses of $121 million, principally: (1) to increase certain components of its casualty reserves based on an actuarial valuation, (2) to adjust certain litigation and environmental reserves related to settlements and completion of site reviews and (3) to adjust a credit related to the assumption of a lease obligation by CSX. Conrail's results in 1998 included a $187 million after-tax charge, primarily for estimated severance obligations to nonunion employees. Conrail's results in 1997 included a $221 million (no related tax effect) charge in conjunction with the termination of the Conrail ESOP and a $142 million after-tax charge for transaction-related stock compensation costs and change-in-control benefits. These items were considered in the allocation of NS' investment in Conrail to the fair values of Conrail's assets and liabilities and, accordingly, were excluded in determining NS' equity in Conrail's net income.

Summarized Consolidated Balance Sheets - Conrail
------------------------------------------------
                                             December 31,
     ($ in millions)                     1999           1998
     ---------------                     ----           ----
     Assets:
       Current assets                   $  669         $1,005
       Noncurrent assets                 7,714          8,039
                                        ------         ------
            Total assets                $8,383         $9,044
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $  863         $1,207
       Noncurrent liabilities            3,701          4,037
       Stockholders' equity              3,819          3,800
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,383         $9,044
                                        ======         ======


3.   OTHER INCOME - NET

     ($ in millions)                1999        1998       1997
     ---------------                ----        ----       ----
     Gains from sale of properties
       and investments             $    62    $    51     $    56
     Royalties from coal                59         57          58
     Rental income                      34         26          22
     Interest income                     8         12          30
     Gain from partial redemption
       of partnership interest          --         --           7
     Other interest expense            (30)       (21)        (27)
     Nonoperating depletion
       and depreciation                (14)       (13)        (11)
     Taxes on nonoperating property     (7)        (4)         (5)
     Corporate-owned
       life insurance - net             (3)        11           7
     Other - net                         6         (4)         (7)
                                   -------    -------     -------
            Total                  $   115    $   115     $   130
                                   =======    =======     =======

------    -------------------------------------------


4.   INCOME TAXES

Provision for Income Taxes
--------------------------
     ($ in millions)                 1999       1998       1997
     ---------------                 ----       ----       ----
     Current:
       Federal                      $   18     $   89     $   197
       State                             9         12          27
                                    ------     ------      ------
            Total current taxes         27        101         224

     Deferred:
       Federal                          78        100          78
       State                             7         14          (3)
                                    ------     ------      ------
            Total deferred taxes        85        114          75
                                    ------     ------      ------
            Provision for income
             taxes                  $  112     $  215      $  299
                                    ======     ======      ======

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------

     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                               1999           1998           1997
     ($ in millions)         Amount   %     Amount   %     Amount   %
     ---------------         ------  --     ------  --     ------  --
     Federal income tax
       at statutory rate     $  123   35    $  296   35    $  349   35
     State income taxes,
       net of federal tax
       benefit                   10    3        17    2        16    2
     Equity in earnings
       of Conrail                (6)  (2)      (68)  (8)      (41)  (4)
     Corporate-owned
       life insurance             1   --       (11)  (1)      (10)  (1)
     Other - net                (16)  (4)      (19)  (3)      (15)  (2)
                             ------  ---    ------  ---    ------  ---
            Provision for
              income taxes   $  112   32    $  215   25    $  299   30
                             ======  ===    ======  ===    ======  ===

------    -------------------------------------------

4.   INCOME TAXES (continued)

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                               December 31,
     ($ in millions)                         1999        1998
     ---------------                         ----        ----
     Deferred tax assets:
       Reserves, including casualty
         and other claims                 $    168      $    157
       Employee benefits                       111           209
       Retiree health and death
         benefit obligation                    127           127
       Taxes, including state and property     174           173
       Other                                    42            41
                                          --------      --------
            Total gross deferred tax
              assets                           622            707
       Less valuation allowance                 (9)            (3)
                                          --------       --------
            Net deferred tax assets            613            704
                                          --------       --------
     Deferred tax liabilities:
       Property                             (3,093)        (3,023)
       Other                                   (73)           (85)
                                          --------       --------
            Total gross deferred
              tax liabilities               (3,166)        (3,108)
                                          --------       --------
            Net deferred tax liability      (2,553)        (2,404)
            Net current deferred tax
              assets                           134            141
                                          --------       --------
            Net long-term deferred
              tax liability               $ (2,687)      $ (2,545)
                                          ========       ========


     Except for amounts for which a valuation allowance has been provided, Management believes the other deferred tax assets will be realized. The total valuation allowance increased $6 million in 1999 and $1 million in 1998.

Internal Revenue Service (IRS) Reviews
---------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1994. The consolidated federal income tax returns for 1995 and 1996 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

------    -------------------------------------------


5.   PROPERTIES
                                     December 31,        Depreciation
     ($ in millions)              1999           1998   Rate for 1999
     ---------------              ----           ----   -------------
     Railway property:
       Road                      $ 9,681        $ 9,267      2.8%
       Equipment                   5,577          5,157      4.2%
     Other property                  627            639      3.4%
                                 -------        -------
                                  15,885         15,063
     Less: Accumulated
       depreciation                4,929          4,586
                                 -------        -------
            Net properties       $10,956        $10,477
                                 =======        =======

     Equipment includes $593 million at Dec. 31, 1999 and 1998, of assets recorded pursuant to capital leases.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1999, 1998 and 1997 was $546 million, $537 million and $402 million, respectively, of which $15 million, $21 million and $17 million was capitalized.


6.   CURRENT LIABILITIES
                                                December 31,
     ($ in millions)                        1999           1998
     ---------------                        ----           ----
     Accounts payable:
       Accounts and wages payable          $   354        $   283
       Casualty and other claims               181            144
       Equipment rents payable - net           135             72
       Vacation liability                      124             81
       Other                                    24             20
                                           -------        -------
            Total                          $   818        $   600
                                           =======        =======
     Other current liabilities:
       Interest payable                    $   123        $    91
       Accrued Conrail-related costs
         (Note 2)                               56             67
       Liabilities for forwarded traffic        37             27
       Retiree health and death
         benefit obligation (Note 10)           24             24
       Other                                    16             16
                                           -------        -------
            Total                          $   256        $   225
                                           =======        =======

------    -------------------------------------------

7.   DEBT

Shelf Registration
------------------
     In November 1998, NS filed with the Securities and Exchange
Commission a shelf registration statement on Form S-3 covering the issuance of up to $1 billion of securities. In April 1999, NS issued $400 million of 6.2% 10-year term Senior Notes under this registration.

Long-Term Debt
--------------
                                                December 31,
     ($ in millions)                        1999           1998
     ---------------                        ----           ----
     Commercial paper at an average
       rate of 6.4%                        $ 1,722        $ 1,889
     Notes at average rates and
       maturities as follows:
       6.85%, maturing 2000 to 2002          1,100          1,100
       7.14%, maturing 2004 to 2009          1,600          1,200
       8.10%, maturing 2017 to 2021            800            800
       7.80%, maturing 2027                    800            800
       7.05%, maturing 2037                    750            750
       7.90%, maturing 2097                    350            350
     Railroad equipment obligations
       at an average rate of 6.8%,
       maturing to 2014                        548            379
     Capitalized leases at an
       average rate of 6.3%,
       maturing to 2015                        382            349
     Other debt at an average rate
       of 5.4%, maturing to 2015                35             35
     Discounts and premiums, net               (28)           (28)
                                           -------        -------
            Total long-term debt             8,059          7,624
            Current maturities                (503)          (141)
                                           -------        -------
            Long-term debt less
              current maturities           $ 7,556        $ 7,483
                                           =======        =======

     Long-term debt matures as follows:
       2001                                $   297
       2002                                    593
       2003                                     92
       2004                                    335
       2005 and subsequent years             6,239
                                           -------
            Total                          $ 7,556
                                           =======

     Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.
     The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

------    -------------------------------------------

7.   DEBT (continued)

Commercial Paper
----------------
     Commercial paper debt is due within one year, but has been classified as long-term because NS has the ability through a $2.8 billion credit agreement to convert this obligation into longer-term debt. The credit agreement expires in 2002 and provides for interest on borrowings at prevailing rates. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

Capital Lease Obligations
-------------------------
     During 1998 and 1997, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling
$127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows.
     These and certain other lease obligations carry an average stated interest rate of 7.1%, but were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on the swap obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1999, the notional amount of the swap agreements was $281 million, and the average interest rate was 6.3%. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

Debt Covenants
--------------
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. At Dec. 31, 1999, NS was in compliance with all debt covenants.


8.   LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see Note 2). Future minimum lease payments other than to PRR and CRC are as follows:

------    -------------------------------------------

8.   LEASE COMMITMENTS (continued)
                                         Operating       Capital
     ($ in millions)                       Leases         Leases
     ---------------                     ---------       -------
     2000                                 $   97         $   47
     2001                                     75             47
     2002                                     62             47
     2003                                     59             46
     2004                                     50             46
     2005 and subsequent years               555            245
                                          ------         ------
            Total                         $  898            478
                                          ======

     Less imputed interest on capital
       leases at an average rate of 7.1%                     96
                                                         ------

     Present value of minimum
       lease payments included
       in debt                                           $  382
                                                         ======

Operating Lease Expense
-----------------------
     ($ in millions)                 1999       1998       1997
     ---------------                 ----       ----       ----
     Minimum rents                  $  118     $   75      $   68
     Contingent rents                   61         40          43
                                    ------     ------      ------
            Total                   $  179     $  115      $  111
                                    ======     ======      ======

9.   OTHER LIABILITIES
                                                December 31,
     ($ in millions)                        1999           1998
     ---------------                        ----           ----
     Casualty and other claims             $   275        $   271
     Retiree health and death
       benefit obligation (Note 10)            261            268
     Accrued Conrail-related costs
       (Note 2)                                102            100
     Net pension obligations (Note 10)          74             72
     Other                                     389            354
                                           -------        -------
            Total                          $ 1,101        $ 1,065
                                           =======        =======

------    -------------------------------------------

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees. Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

                              Pension Benefits     Other Benefits
     ($ in millions)           1999      1998      1999      1998
     ---------------           ----      ----      ----      ----
     CHANGE IN BENEFIT
       OBLIGATIONS
     Benefit obligation at
       beginning of year      $ 1,063   $   956   $   362   $   360
     Increase related to
       former Conrail
       employees                   68        --        --        --
     Service cost                  17        13        11        10
     Interest cost                 73        67        23        24
     Amendment                     --        40        --        --
     Actuarial (gains) losses     (92)       61       (33)       (9)
     Benefits paid                (71)      (74)      (23)      (23)
                              -------   -------   -------   -------
          Benefit obligation
            at end of year      1,058     1,063       340       362
                              -------   -------   -------   -------
     CHANGE IN PLAN ASSETS
     Fair value of plan
       assets at beginning
       of year                  1,544     1,360       139       111
     Transfer of assets from
       Conrail plan               352        --        --        --
     Actual return on plan
       assets                     250       253        21        28
     Employer contribution          4         5        15        23
     401(h) account transfer       (7)       --        --        --
     Benefits paid                (71)      (74)      (23)      (23)
                              -------   -------   -------   -------
          Fair value of plan
            assets at end of
            year                2,072     1,544       152       139
                              -------   -------   -------   -------
            Funded status       1,014       481      (188)     (223)

     Unrecognized initial
        net asset                 (10)      (16)       --        --
     Unrecognized (gain)
       loss                      (799)     (517)      (97)      (57)
     Unrecognized prior
       service cost (benefit)      40        44        --       (12)
                              -------   -------   -------   -------
          Net amount
            recognized        $   245   $    (8)  $  (285)  $  (292)
                              =======   =======   =======   =======
     Amounts recognized in
       the Consolidated
       Balance Sheets
       consist of:
       Prepaid benefit cost   $   298   $    41   $    --   $    --
       Accrued benefit
         liability                (74)      (72)     (285)     (292)
       Accumulated other
         comprehensive
         income                    21        23        --        --
                              -------   -------   -------   -------
          Net amount
            recognized        $   245   $    (8)  $  (285)  $  (292)
                              =======   =======   =======   =======

------    -------------------------------------------

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     Of the pension plans included above, the nonqualified pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $74 million at Dec. 31, 1999, and $72 million at Dec. 31, 1998. These plans' projected benefit obligations were $76 million at Dec. 31, 1999, and $77 million at Dec. 31, 1998. Because of the nature of such plans, there are no plan assets.
     During 1999, a Section 401(h) account transfer of $7 million was made, transferring a portion of pension assets to fund 1999 medical payments for retirees.
     As a result of the commencement of operations over Conrail's lines (see Note 2), NS hired a substantial portion of Conrail's former work force. In August 1999, NS assumed certain pension obligations related to those employees. These obligations, along with pension plan assets in excess of the obligations, were transferred to the NS plans in 1999. This transfer resulted in an increase to NS' pension plan asset and a corresponding decrease to NS' investment in Conrail.
     NS has amended its qualified pension plan to conform certain provisions of its plan with the Conrail plan and to provide prior service credit to Conrail employees for benefits under the NS plan. The amendment, as it relates to NS employees, increased the pension benefit obligation at Dec. 31, 1998, by $40 million.
     In January 2000, NS announced a voluntary early retirement program that included enhancements to pension benefits for eligible nonunion employees. Approximately 1,180 employees, or 20% of NS' nonunion work force, were eligible for the program. Benefits will be paid out of NS' over-funded pension plan.

     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and
Aug. 31, 1999, and reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:
                                       1999      1998      1997
                                       ----      ----      ----
     Funded status:
       Discount rate                  7.75%     6.75%     7.25%
       Future salary increases           5%        5%     5.25%
     Pension cost:
       Discount rate                  6.75%     7.25%     7.75%
       Return on assets in plans        10%        9%        9%
       Future salary increases           5%     5.25%     5.25%

------    -------------------------------------------

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

Pension and Other Postretirement Benefit Costs Components
---------------------------------------------------------
     ($ in millions)                 1999         1998        1997
     ---------------                 ----         ----        ----
     PENSION BENEFITS
     Service cost                   $   17       $   13      $   11
     Interest cost                      73           67          66
     Expected return on
       plan assets                    (152)        (106)        (90)
     Amortization of prior
       service cost                      4            1           1
     Amortization of initial
       net asset                        (7)          (7)         (6)
     Recognized net actuarial
       (gain) loss                     (22)         (12)         (7)
                                    ------       ------      ------
            Net cost (benefit)      $  (87)      $  (44)     $  (25)
                                    ======       ======      ======
     OTHER POSTRETIREMENT BENEFITS
     Service cost                   $   11       $   10      $    9
     Interest cost                      23           24          25
     Expected return on plan
       assets                          (12)          (9)         (7)
     Amortization of prior
       service cost                    (12)         (12)        (12)
     Recognized net actuarial
       (gain) loss                      (2)          (2)         --
                                    ------       ------      ------
            Net cost                $    8       $   11      $   15
                                    ======       ======      ======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.5% for 2000 and 8.0% for 1999. The rate was assumed to decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-
percentage-point change in assumed health care cost trend would have the following effects:
                                             One percentage point
     ($ in millions)                          Increase   Decrease
     ---------------                          --------   --------
     Increase (decrease) in:
       Total service and interest cost
        components                             $   4      $ (3)
       Postretirement benefit obligation       $  28      $(24)

     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $5 million in 1999, $5 million in 1998 and $4 million in 1997.

------    -------------------------------------------

10.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. In 1999, NS issued shares of Common Stock to fund its contributions. NS' expenses under these plans were $12 million in 1999, $10 million in 1998 and $9 million in 1997.
     In November 1999, NS issued and contributed to eligible participants' accounts approximately 2 million shares of Norfolk Southern common stock in connection with a temporary special work incentive program available to its unionized employees during much of the third quarter. The cost of the program, which was charged to compensation and benefits expenses, was $49 million.


11.  STOCK-BASED COMPENSATION

     Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock and performance share units (PSUs), up to a maximum 53,025,000 shares of Norfolk Southern common stock ("Common Stock"). Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Common Stock on the date of grant.
     The LTIP also permits the payment -- on a current or a deferred basis and in cash or in stock -- of dividend equivalents on shares of Common Stock covered by options or PSUs in an amount commensurate with dividends paid on Common Stock. Tax absorption payments also are authorized, in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plans. Accordingly, PSUs, restricted stock, dividend equivalents, tax absorption payments and SARs result in charges to net income, while stock options have no effect on net income. Related compensation costs were $2 million in 1999, $25 million in 1998 and $29 million in 1997. Had such compensation costs been determined in accordance with SFAS 123, net income would have been $210 million in 1999, $718 million in 1998 and $714 million in 1997; basic earnings per share would have been $0.55 in 1999, $1.90 in 1998 and $1.90 in 1997; and diluted earnings per share would have been $0.55 in 1999, $1.89 in 1998 and $1.89 in 1997.
These pro forma amounts include compensation costs as calculated using the Black-Scholes option-pricing model with average expected option lives of four years for 1999 grants and five years for grants made in 1998 and 1997; average risk-free interest rates of 5.2% in 1999, 5.5% in 1998 and 6.3% in 1997; average stock-price volatilities of 21% in 1999, 15% in 1998 and 16% in 1997; and dividend yields ranging from 0% to 3%.

------    -------------------------------------------

11.  STOCK-BASED COMPENSATION (continued)

Stock Option Activity
---------------------
                                                     Weighted Average
                                      Option Shares   Exercise Price
                                      -------------   ---------------
     Balance 12/31/96                 10,884,537         $ 20.38
     Granted                           1,986,000           29.46
     Exercised                        (1,477,226)          17.62
     Surrendered for SAR                  (6,393)           7.42
     Canceled                            (13,500)          29.46
                                      ----------
     Balance 12/31/97                 11,373,418           22.32
     Granted                           3,625,000           32.16
     Exercised                        (1,908,370)          19.22
     Canceled                            (31,000)          29.46
                                      ----------
     Balance 12/31/98                 13,059,048           25.48
     Granted                           9,150,400           30.09
     Exercised                          (859,085)          17.10
     Canceled                           (234,000)          29.84
                                      ----------
     Balance 12/31/99                 21,116,363         $ 27.77
                                      ==========

     Except for those granted during 1999, all outstanding options were exercisable on Dec. 31, 1999. The difference between the weighted average exercise prices for all outstanding options and those exercisable on Dec. 31, 1999, was not significant.

Stock Options Outstanding
-------------------------

               Exercise Price               Number       Weighted Average
     ----------------------------------   Outstanding       Remaining
          Range       Weighted Average    at 12/31/99    Contractual Life
          -----       ----------------    -----------    ----------------
     $12.56 to $14.25       $14.12           619,163         1.0 years
      18.81 to  21.08        20.44         3,170,450         3.7 years
      24.31 to  27.69        26.78         8,123,100         7.6 years
      29.46 to  33.25        32.10         9,203,650         8.3 years
                                          ----------
     $12.56 to $33.25       $27.77        21,116,363         7.1 years
                                          ==========

Performance Share Units
-----------------------
     PSUs provide for awards based upon achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and average grant-date fair market values were 850,000 and $27.72 in 1999; 565,500 and $32.16 in 1998; and 529,500
and $29.46 in 1997, respectively. PSUs may be paid in the form of shares of Common Stock, cash or a combination. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

------    -------------------------------------------

11.  STOCK-BASED COMPENSATION (continued)

Shares Available and Issued
---------------------------

     Shares of stock available for future grants and issued in
connection with all features of the LTIP and TSOP are as follows:
                                     1999        1998       1997
                                     ----        ----       ----
     Available for future
      grants 12/31:
        LTIP                     10,512,997  16,233,600  19,928,853
        TSOP                      2,349,600          --          --

     Shares of Common Stock
      issued:
        LTIP                      1,086,288   2,212,323   1,933,703
        TSOP                             --          --          --


12.  STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income
--------------------------------------

     "Accumulated other comprehensive income" reported in
"Stockholders' equity" included unrealized gains on securities, net of taxes, of $2 million at Dec. 31, 1999, and $6 million at Dec. 31,
1998, and minimum pension liability of $13 million at Dec. 31, 1999, and $14 million at Dec. 31, 1998. "Other comprehensive income"
reported in the Consolidated Statements of Changes in Stockholders'
Equity consisted of the following:
     ($ in millions)                   1999      1998      1997
     ---------------                   ----      ----      ----
     Unrealized gains on securities   $  (6)    $   1     $   4
     Minimum pension liability            2       (23)       --
     Income taxes                         1         9        (2)
                                      -----     -----     -----
            Other comprehensive
              income                  $  (3)    $ (13)    $   2
                                      =====     =====     =====

     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of less than $1 million in each year.

Undistributed Earnings of Equity Investees
------------------------------------------
     "Retained income" includes undistributed earnings of equity investees, principally attributable to NS' equity in the earnings of Conrail, of $330 million at Dec. 31, 1999, $314 million at Dec. 31, 1998, and $120 million at Dec. 31, 1997.

Stock Split
-----------
     On July 22, 1997, the Board of Directors approved an amendment of the Articles of Incorporation increasing the number of authorized shares of Common Stock from 450 million to 1,350 million in connection with a three-for-one split to stockholders of record on Sept. 5, 1997. This stock split, with no change in the par value of $1 per share, resulted in the issuance of approximately 266 million additional shares of Common Stock. All share and per share amounts in this report have been restated to reflect the split.

------    -------------------------------------------


13.  EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share:

     ($ in millions except per
      share, shares in millions)     1999       1998       1997
     ---------------------------     ----       ----       ----
     Basic earnings per share:
       Income available to common
        stockholders for basic
        and diluted computations    $  239     $  734      $  721
                                    ------     ------      ------
       Weighted-average shares
        outstanding                    381        379         377
                                    ------     ------      ------
            Basic earnings per
             share                  $ 0.63     $ 1.94      $ 1.91
                                    ------     ------      ------

     Diluted earnings per share:
       Weighted-average shares
        outstanding per above          381        379         377
       Dilutive effect of
        outstanding options,
        PSUs and SARs (as
        determined by the
        application of the
        treasury stock method)           1          2           3
                                    ------     ------      ------
          Adjusted weighted-
           average shares
           outstanding                 382        381         380
                                    ------     ------      ------
            Diluted earnings
             per share              $ 0.63     $ 1.93     $  1.90
                                    ======     ======      ======

     These calculations exclude options the exercise price of which exceeded the average market price of Common Stock as follows: in 1999, 17 million in the fourth quarter, 9 million in the third quarter, 7 million in the second quarter and 5 million in the first quarter; and in 1998, 4 million in the fourth and third quarters.
     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at December 31:

------    -------------------------------------------


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)
                                    1999                1998
                                    ----                ----
                             Carrying    Fair      Carrying    Fair
     ($ in millions)          Amount     Value      Amount     Value
     ---------------          ------     -----      ------     -----
     Investments              $    49    $   54     $  100    $  105
     Long-term debt            (8,058)   (7,980)    (7,624)   (8,182)
     Interest rate swaps           --         4         --        20

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity. The fair value of interest rate swaps were estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.
     Carrying amounts of marketable securities reflect unrealized holding gains of $3 million on Dec. 31, 1999, and $9 million on Dec. 31, 1998. Sales of "available-for-sale" securities were immaterial for years ended Dec. 31, 1999 and 1998.


15.  DISCONTINUED OPERATIONS - MOTOR CARRIER

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

     NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations" in the accompanying financial statements. A summary of NAVL's results of operations follows:
     ($ in millions)                       1998           1997
     ---------------                       ----           ----
     Motor carrier revenues               $   207        $   942
     Motor carrier expenses                   208            907
     Provision for income taxes                --             13
                                          -------        -------
            Income (loss) from operations      (1)            22
     Gain on sale, net of taxes               105             --
                                          -------        -------
            Income from
              discontinued operations     $   104        $    22
                                          -------        -------
     Earnings per share (basic and
       diluted) from discontinued
       operations                         $  0.28        $  0.06
                                          =======        =======

------    -------------------------------------------

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

Environmental Matters
---------------------
     NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 1999, NS' balance sheet included a reserve for environmental exposures in the amount of $41 million (of which $8 million is accounted for as a current liability), which is NS' estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 12 sites accounted for $20 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

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

Debt Guarantees
---------------
     As of Dec. 31, 1999, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of related entities.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP

Norfolk, Virginia
January 25, 2000

Item 9.   Changes in and Disagreements with Accountants on Accounting
------    -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None.

                                PART III
                                --------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

Item 11.  Executive Compensation.
-------   ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated March 31, 2000, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2000, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on Page 18 under "Executive Officers of the Registrant."

                                 PART IV
                                 -------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K.
          -------------------

(A)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:          Page
          ------------------------------------------           ----

          Consolidated Statements of Income
            Years ended December 31, 1999, 1998 and 1997         50

          Consolidated Balance Sheets
            As of December 31, 1999 and 1998                     51

          Consolidated Statements of Cash Flows
            Years ended December 31, 1999, 1998 and 1997         53

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1999, 1998 and 1997         55

          Notes to Consolidated Financial Statements             56

          Independent Auditors' Report                           78

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule   Page
          --------------------------------------------------   ----

          Schedule II - Valuation and Qualifying Accounts        90

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits

Exhibit
Number                      Description
-------   ------------------------------------------------------------

   3      Articles of Incorporation and Bylaws -

   3(i) The Restated Articles of Incorporation of Norfolk Southern Corporation are filed herewith.

   3(ii)  The Bylaws of Norfolk Southern Corporation, as amended
          May 13, 1999, are filed herewith.

   4      Instruments Defining the Rights of Security Holders,
          Including Indentures -

          (a) Indentures related to the issuance of notes in the principal amount of $4.3 billion are incorporated herein by reference from Exhibits 4.1 and 4.2 to Norfolk Southern Corporation's Amendment No. 3 to Form S-3, Registration No. 333-24051, filed on May 12, 1997.

          (b) Indentures related to the issuance of notes in the principal amount of $400 million are incorporated herein by reference from Exhibits 4.1 and 4.2 to Norfolk Southern Corporation's Form S-3, Registration No. 333-67937, filed on November 25, 1998.

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

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

  10      Material Contracts (continued) -

          (b) Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (c) Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (d) Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company is incorporated herein by reference from Exhibit 10.3 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (e) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from
               Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (f) Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

  10      Material Contracts (continued) -

          (g) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (h) Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (i) The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is filed herewith.

          (j) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference with Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern Corporation's 1994 Annual Report on Form 10-K.

          Management Compensation Plans
          -----------------------------

          (k) The Norfolk Southern Corporation Management Incentive Plan, as amended effective January 25, 2000, is filed herewith.

          (l) The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2000, is filed herewith.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

  10      Material Contracts (continued) -

          Management Compensation Plans (continued)
          -----------------------------

          (m) The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 25, 2000, is filed herewith.

          (n) The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective May 13, 1999, is filed herewith.

          (o) The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective May 9, 1996, is incorporated herein by reference from Exhibit 10(f) to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

          (p) The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's 1998 Annual Report on Form 10-K.

          (q) Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 1997 and 1998 Annual Meeting of Stockholders) is incorporated herein by reference from
               Exhibit 10 to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

          (r) Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of August 22, 1999, is filed herewith.

          (s) The Norfolk Southern Corporation Directors' Charitable Award Program, effective February 1, 1996, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

  10      Material Contracts (continued) -

          Management Compensation Plans (continued)
          -----------------------------

          (t) The Norfolk Southern Corporation Directors' Pension Plan, as amended effective June 1, 1996, is incorporated herein by reference from Exhibit 10(k) to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

          (u) The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended on
               September 23, 1997, is incorporated herein by reference from Exhibit 10(m) to Norfolk Southern Corporation's 1997 Annual Report on Form 10-K.

          (v) The Excess Long-Term Disability Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective October 1, 1995, is incorporated herein by reference from Exhibit 10(m) to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

  12      Statement re:  Computation of Ratio of Earnings to Fixed
          Charges.

  21      Subsidiaries of the Registrant.

  23      Consents of Experts and Counsel -

          (a)  Consent of KPMG LLP.
          (b)  Consent of KPMG LLP and Ernst & Young LLP.
          (c)  Consent of PricewaterhouseCoopers LLP.

  27      Financial Data Schedule.

  99      Conrail Inc. 1999 Annual Report to Stockholders.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

(B)       Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K for the three months ended December 31, 1999.

(C)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(D)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in
          Item 14(a)2 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and J. Gary Lane, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and
J. Gary Lane, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2000.


                              NORFOLK SOUTHERN CORPORATION


                              By   /s/ David R. Goode
                                   ----------------------------------
                                   (David R. Goode, Chairman, President
                                    and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March, 2000, by the following persons on behalf of Norfolk Southern
Corporation and in the capacities indicated.

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


/s/ Henry C. Wolf
------------------------------     Vice Chairman and
(Henry C. Wolf)                     Chief Financial Officer
                                    (Principal Financial Officer)


/s/ John P. Rathbone
------------------------------     Vice President and Controller
(John P. Rathbone)                  (Principal Accounting Officer)

Signature                          Title
---------                          -----


/s/ Gerald L. Baliles
------------------------------     Director
(Gerald L. Baliles)


/s/ Carroll A. Campbell, Jr.
------------------------------     Director
(Carroll A. Campbell, Jr.)


/s/ Gene R. Carter
------------------------------     Director
(Gene R. Carter)


/s/ L. E. Coleman
------------------------------     Director
(L. E. Coleman)


/s/ Landon Hilliard
------------------------------     Director
(Landon Hilliard)


/s/ Steven F. Leer
------------------------------     Director
(Steven F. Leer)


/s/ Arnold B. McKinnon
------------------------------     Director
(Arnold B. McKinnon)


/s/ Jane Margaret O'Brien
------------------------------     Director
(Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------     Director
(Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1997, 1998 and 1999
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                         Beginning            Other                 Ending
                         Balance    Expenses  Accounts  Deductions  Balance
                         ---------  --------  --------  ----------  -------

Year ended December 31, 1997
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $   2    $  --    $  --      $  --      $   2
Casualty and other claims
 included in other
 liabilities                $ 248    $ 108    $   2 (1)  $ 105 (2)  $ 253
Current portion of
 casualty and other
 claims included in
 accounts payable           $ 166    $  14    $ 170 (1)  $ 178 (3)  $ 172


Year ended December 31, 1998
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $   2    $   1    $  --      $  --      $   3
Casualty and other claims
 included in other
 liabilities                $ 253    $  86    $  22 (1)  $  90 (2)  $ 271
Current portion of
 casualty and other
 claims included in
 accounts payable           $ 172    $  11    $ 149 (1)  $ 188 (3)  $ 144


(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.


Note: Prior year amounts have been conformed with the current year presentation, which excludes valuation and qualifying accounts of discontinued operations.

                                                           (continued)




                                                       Schedule II
                                                       Page 2 of 2

              Norfolk Southern Corporation and Subsidiaries
              ---------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1997, 1998 and 1999 (continued)
                        (In millions of dollars)

                                    Additions charged to
                                    --------------------
                         Beginning            Other                 Ending
                         Balance    Expenses  Accounts  Deductions  Balance
                         ---------  --------  --------  ----------  -------

Year ended December 31, 1999
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets    $   3    $   6    $  --      $  --      $   9
Casualty and other
 claims included in
 other liabilities          $ 271    $ 114    $   9 (1)  $ 119 (2)  $ 275
Current portion of
 casualty and other
 claims included in
 accounts payable           $ 144    $  19    $ 191 (1)  $ 173 (3)  $ 181


(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.


Note: Prior year amounts have been conformed with the current year presentation, which excludes valuation and qualifying accounts of discontinued operations.

                              EXHIBIT INDEX
                              -------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number                        Description                         Page
---------  -------------------------------------------------      ----

  3  (i)   The Restated Articles of Incorporation of
           Norfolk Southern Corporation.                            94

  3  (ii)  The Bylaws of Norfolk Southern Corporation,
           as amended May 13, 1999.                                103

 10  (i)   The Agreement, entered into as of July 27, 1999,
           between North Carolina Railroad Company and
           Norfolk Southern Railway Company.                       111

 10  (k)   The Norfolk Southern Corporation Management
           Incentive Plan, as amended effective
           January 25, 2000.                                       155

 10  (l)   The Norfolk Southern Corporation Executive
           Management Incentive Plan, effective
           January 25, 2000.                                       161

 10  (m)   The Norfolk Southern Corporation Long-Term
           Incentive Plan, as amended effective
           January 25, 2000.                                       165

 10  (n)   The Norfolk Southern Corporation Officers'
           Deferred Compensation Plan, as amended effective
           May 13, 1999.                                           180

 10  (r)   Norfolk Southern Corporation Supplemental
           (formerly, Excess) Benefit Plan, effective as
           of August 22, 1999.                                     188

 12        Statement re:  Computation of Ratio of Earnings
           to Fixed Charges.                                       194

 21        Subsidiaries of Norfolk Southern Corporation.           195

 23        Consent of Experts and Counsel -
           (a) Consent of KPMG LLP.                                197
           (b) Consent of KPMG LLP and Ernst & Young LLP.          198
           (c) Consent of PricewaterhouseCoopers LLP.              199

                              EXHIBIT INDEX
                              -------------

           NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number                        Description                         Page
---------  -------------------------------------------------      ----

 27        Financial Data Schedule.                                200
           (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange
           Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the
           Securities Exchange Act of 1934.)

 99        Conrail Inc. 1999 Annual Report to Stockholders.        201









  Exhibits 3(i), 3(ii), 10(i), 10(k), 10(l), 10(m), 10(n), 10(r) and 27
     are not included in copies assembled for public dissemination.

            If you have a need for this type of information,
                  we will be pleased to send it to you.

                                Write to:
                      Office of Corporate Secretary
                      Norfolk Southern Corporation
                         Three Commercial Place
                      Norfolk, Virginia 23510-9219