Form 10-Q
period 2000-03-31
NORFOLK SOUTHERN CORP
filed 2000-05-10
CIK 702165

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 2000

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                   Outstanding as of April 30, 2000
                -----                   --------------------------------
     Common Stock (par value $1.00)     383,107,727 (excluding 21,627,902
                                        shares held by registrant's
                                        consolidated subsidiaries)

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2000 and 1999         3

                  Consolidated Balance Sheets
                  March 31, 2000, and December 31, 1999              4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999         6

                  Notes to Consolidated Financial Statements         8

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     14


Part II.  Other Information:

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risks                                20

          Item 6. Exhibits and Reports on Form 8-K                  20


Signatures                                                          21


Index to Exhibits                                                   22

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                 ($ in millions except per share amounts)
                                (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                       2000      1999
                                                       ----      ----

Railway operating revenues:
 Coal                                                 $  343    $  282
 General merchandise                                     910       623
 Intermodal                                              242       125
                                                      ------    ------
       TOTAL RAILWAY OPERATING REVENUES                1,495     1,030

Railway operating expenses:
 Compensation and benefits (Note 3)                      655       368
 Materials, services and rents                           358       196
 Conrail rents and services (Note 4)                     121        --
 Depreciation                                            125       114
 Diesel fuel                                             115        37
 Casualties and other claims                              32        35
 Other                                                    61        43
                                                      ------    ------
       TOTAL RAILWAY OPERATING EXPENSES                1,467       793
                                                      ------    ------
       Income from railway operations                     28       237

Equity in earnings of Conrail (Note 4)                    --        27
Other income - net                                        28        22
Interest expense on debt                                (140)     (128)
                                                      ------    ------
       Income (loss) before income taxes                 (84)      158

Provision (benefit) for income taxes                     (36)       46
                                                      ------    ------
       NET INCOME (LOSS)                              $  (48)   $  112
                                                      ======    ======

Per share amounts (Note 6):
 Net income (loss), basic and diluted                  $(0.12)   $0.30
 Dividends                                              0.20      0.20


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                                March 31,    December 31,
                                                  2000           1999
                                                --------     -----------

ASSETS
Current assets:
 Cash and cash equivalents                      $     60       $     37
 Short-term investments                               12             14
 Accounts receivable, net of allowance for
  doubtful accounts of $6 million and
  $5 million, respectively                           855            857
 Due from Conrail (Note 4)                            10             77
 Materials and supplies                              120            100
 Deferred income taxes                               151            134
 Other current assets                                140            152
                                                --------       --------
     Total current assets                          1,348          1,371
                                                --------       --------

Investment in Conrail (Note 4)                     6,143          6,132
Properties less accumulated depreciation          10,978         10,956
Other assets                                         742            791
                                                --------       --------
     TOTAL ASSETS                               $ 19,211       $ 19,250
                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $    876       $    818
 Income and other taxes                              169            163
 Notes and accounts payable to Conrail
  (Note 4)                                           216            184
 Other current liabilities                           328            256
 Current maturities of long-term debt                503            503
                                                --------       --------
     Total current liabilities                     2,092          1,924
                                                --------       --------

Long-term debt                                     7,493          7,556
Other liabilities                                  1,099          1,101
Minority interests                                    49             50
Deferred income taxes                              2,662          2,687
                                                --------       --------
     TOTAL LIABILITIES                            13,395         13,318
                                                --------       --------


                                                             (continued)




Item 1.   Financial Statements.  (continued)
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              ($ in millions)
                                (Unaudited)

                                                March 31,    December 31,
                                                  2000           1999
                                                --------     -----------

Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized;
  issued 404,678,198 shares and
  404,309,672 shares, respectively                   405            404
 Additional paid-in capital                          377            372
 Accumulated other comprehensive income
  (Note 7)                                            (9)           (11)
 Retained income                                   5,063          5,187
 Less treasury stock at cost, 21,627,902
  shares                                             (20)           (20)
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                    5,816          5,932
                                                --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $ 19,211       $ 19,250
                                                ========       ========


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2000       1999
                                                        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $   (48)   $   112
 Reconciliation of net income (loss) to net cash
  provided by operating activities:
    Depreciation                                           129        118
    Deferred income taxes                                  (34)        11
    Equity in earnings of Conrail (Note 4)                 (11)       (27)
    Nonoperating gains on property sales                   (20)        (5)
    Changes in assets and liabilities affecting
     operations:
       Accounts receivable                                   3        (50)
       Materials and supplies                              (20)         4
       Other current assets and due from Conrail            89         (1)
       Current liabilities other than debt                 165         64
       Other - net (Note 3)                                 39          2
                                                       -------    -------
            Net cash provided by operating
             activities                                    292        228

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                       (170)      (266)
 Property sales and other transactions                      30         13
 Investments, including short-term                         (21)       (48)
 Investment sales and other transactions                    35         45
                                                       -------    -------
            Net cash used for investing
             activities                                   (126)      (256)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                 (77)       (76)
 Common stock issued - net                                  --          4
 Proceeds from borrowings                                   68        193
 Debt repayments                                          (134)       (12)
                                                       -------    -------
            Net cash provided by (used for)
             financing activities                         (143)       109

            Net increase in cash and cash
             equivalents                                    23         81

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       37          5
                                                       -------    -------
 At end of period                                      $    60    $    86
                                                       =======    =======


                                                             (continued)




Item 1.   Financial Statements.  (continued)
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2000       1999
                                                        ----       ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $    74    $    68
   Income taxes                                        $    (2)   $    --


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1999 in the matters discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1999, Notes to Consolidated Financial Statements, beginning on page 76.

3.   Workforce Reduction Charge

     "Compensation and benefits" expenses include a $101 million workforce reduction charge which lowered net income by $62 million, or 16 cents per diluted share. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the Corporation's overfunded pension plan. As a result, there was a noncash reduction to NS' pension plan asset. Reductions in union personnel were achieved primarily through furloughs, and some of these employees are entitled to postemployment benefits. The charge includes an accrual for these amounts for the period until these employees return to work as a result of normal attrition.

4.   Investment in Conrail and Operations Over Its Lines

     Overview
     --------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

------    --------------------

     Commencement of Operations
     --------------------------
     On June 1, 1999 (the "Closing Date"), NSR began operating the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, under various leasing and operating arrangements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for the joint and exclusive access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     NSR and CSXT now provide substantially all rail freight services on Conrail's route system, are responsible for performing most services incident to customer rail transportation contracts, and employ the majority of Conrail's former workforce. As a result, on the Closing Date, both NS' railroad route miles and its railroad employees increased by approximately 50 percent.

     Investment in Conrail
     ---------------------
     NS applies the equity method of accounting to its investment in Conrail. NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At March 31, 2000, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.9 billion.

     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NSR. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $51 million is classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through March 31, 2000, NS has paid $42 million of these costs.

     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are partners.

------    --------------------

     Related-Party Transactions
     --------------------------
     NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.

     "Conrail rents and services," a line added to the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period; and
     (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.

     "Notes and accounts payable to Conrail" includes $120 million of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 6.3% at March 31, 2000. Also included is $96 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 1999 Annual Report on Form 10-K.

     Conrail's results of operations in the first quarter of 2000 reflect its new structure and operations. Conrail's major sources of operating revenues are now payments from NSR and CSXT and, consequently, the composition of its operating expenses has changed. First-quarter 1999 results of operations include freight line-haul revenues and related expenses.

     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------

                                           Three Months Ended
                                                March 31,
     ($ in millions)                        2000        1999
     ---------------                        ----        ----

     Operating revenues                     $  259     $  916
     Operating expenses                        199        770
                                            ------     ------
       Operating income                         60        146

     Other income (expense) - net               44        (22)
                                            ------     ------
       Income before income taxes              104        124

     Provision for income taxes                 39         48
                                            ------     ------
       Net income                           $   65     $   76
                                            ======     ======

------    --------------------

     Note: Conrail's results in 2000 include a gain from the sale of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income.

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                       March 31,       Dec. 31,
     ($ in millions)                     2000           1999
     ---------------                     ----           ----

     Assets:
       Current assets                   $  705         $  669
       Noncurrent assets                 7,662          7,714
                                        ------         ------
            Total assets                $8,367         $8,383
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $  825         $  863
       Noncurrent liabilities            3,658          3,701
       Stockholders' equity              3,884          3,819
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,367         $8,383
                                        ======         ======

5.   Lease Commitment

     In March 2000, NSR entered into a lease for 79 locomotives, and committed to lease an additional 61 locomotives to be delivered in the second quarter. The lease has a maximum term of eight years and includes purchase options. If NSR does not purchase the locomotives at the end of the lease term, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS does not expect that any payments under this provision would be material to its financial statements.

------    --------------------

6.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                   2000       1999
                                                   ----       ----
                                                    (In millions)

     Weighted-average shares outstanding           383        380

     Dilutive effect of outstanding options and
      performance share units (as determined
      by the application of the treasury stock
      method)                                       --          2
                                                   ---        ---
     Diluted weighted-average shares outstanding   383        382
                                                   ===        ===

     The dilutive effect of outstanding options and performance share units for the first quarter of 2000 excludes 0.2 million shares due to their anti-dilutive effect as a result of the first-quarter net loss.

     There are no adjustments to "Net income" for the diluted earnings per share computations.

7.   Comprehensive Income

     NS' total comprehensive income was as follows:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  2000        1999
                                                  ----        ----
                                                  ($ in millions)

     Net income (loss)                            $ (48)      $ 112
     Other comprehensive income (loss)                2          (1)
                                                  -----       -----
        Total comprehensive income (loss)         $ (46)      $ 111
                                                  =====       =====

     For NS, "Other comprehensive income" reflects the unrealized gains and losses on certain investments in debt and equity securities.

------    --------------------

8.   Subsequent Event

     On May 1, 2000, NS sold certain of its railroad accounts receivable and received $460 million of proceeds, which were used to repay senior debt maturing on and interest due May 1, 2000. Subsequent sales will occur as receivables are generated, and NSR will service the accounts on behalf of the purchasers.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS' railroad subsidiary, Norfolk Southern Railway Company (NSR), began operating a substantial portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 4). As a result, both railroad route miles operated by NSR and the number of its railroad employees increased approximately 50 percent on that date. Results for the first quarter of 1999 reflect the operation of the former NS railroad system, which did not include the Northern Region.

Difficulties encountered in the assimilation of the Northern Region into NSR's existing system resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and the actions taken to address them increased operating expenses. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Although system fluidity has improved, income from railway operations is expected to continue to be adversely affected until these revenue and expense issues have been resolved fully.

RESULTS OF OPERATIONS

Net Income
----------
First-quarter 2000 results were a net loss of $48 million, compared with net income of $112 million in the first quarter of 1999. The loss reflected a $62 million after-tax charge for pension expense associated with an early retirement program and protective benefits related to other actions taken to reduce the workforce (see Note 3). Excluding the effects of the workforce reduction charge, net income would have been $14 million, down $98 million, or 88 percent, compared with last year. The decline was principally due to reduced income from railway operations that resulted from higher diesel fuel costs, expenses related to efforts to improve service (primarily locomotive and freight car costs) and a lower proportion of export coal traffic.

Railway Operating Revenues
--------------------------

First-quarter railway operating revenues were $1,495 million in 2000, and were $1,030 million in 1999. As shown in the following table, the increase was attributable to higher traffic volume, largely the result of the commencement of operations in the Northern Region. The revenue per unit/mix component includes: (1) a $59 million positive variance for intermodal traffic, reflecting the consolidation of Triple Crown
Services Company's (TCS) revenues, beginning June 1, 1999, and the




Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Northern Region traffic, and (2) a $53 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic, coupled with a decline in the proportion of export coal traffic.

                                               First Quarter
                                               2000 vs. 1999
                                             Increase (Decrease)
                                             ------------------
                                              ($ in millions)

     Traffic volume (carloads)                     $ 462
     Revenue per unit/mix                              3
                                                   -----
                                                   $ 465
                                                   =====

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                    Revenues                Carloads
                                2000       1999          2000      1999
                                ----       ----          ----      ----
                                ($ in millions)          (in thousands)

Coal                          $  343      $  282          422       301
General merchandise:
  Automotive                     240         160          183       136
  Chemicals                      184         125          114        78
  Metals/construction            174          94          191        90
  Agri./consumer prod./govt.     159         116          134       105
  Paper/clay/forest              153         128          126       103
                              ------      ------        -----     -----
General merchandise              910         623          748       512
Intermodal                       242         125          508       346
                              ------      ------        -----     -----
      Total                   $1,495      $1,030        1,678     1,159
                              ======      ======        =====     =====

Coal
----
Coal revenues were $343 million in the first quarter, versus
$282 million last year. Total tonnage handled increased 12 million tons, 9 million tons of which was utility coal traffic. The effects of Northern Region traffic were somewhat offset by lower export tonnage out of Norfolk, Va., and by reduced utility demand in the Southeast. Domestic metallurgical coal, coke and iron ore traffic volume benefited from increased domestic steel production and new business.

Coal revenues in the second quarter are expected to continue to reflect an increase related to the addition of Northern Region traffic, which commenced last June. For the second half of the year, coal revenues are expected to be slightly higher than in the comparable period of 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

General Merchandise
-------------------
General merchandise revenues were $910 million in the first quarter, versus $623 million last year, reflecting principally the addition of Northern Region traffic. Continued strong automotive demand, increased metals and construction business, and recovery of some of the traffic diverted last year also contributed to increased revenues.

The addition of the Northern Region last June will continue to have a favorable effect on the year-over-year comparison of general merchandise revenues in the second quarter. For the second half of the year, general merchandise revenues are expected to be somewhat higher than in the comparable period of 1999, reflecting additional business and higher rates.

Intermodal
----------
Intermodal revenues were $242 million in the first quarter, versus $125 million last year, primarily due to the addition of Northern
Region traffic and the consolidation of TCS' revenues. Higher traffic volume also resulted from increased demand and the recovery of diverted traffic.

Intermodal revenues for the second quarter will continue to reflect the addition of the Northern Region and the consolidation of TCS. For the second half of the year, intermodal revenues are expected to be somewhat higher than last year, as the effects of the loss of APL business late in 1999 are expected to be offset by new business.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $1,467 million, and included the $101 million charge related to the workforce reduction efforts (see Note 3). Excluding the charge, railway operating expenses increased $573 million, or 72 percent, compared with the first quarter of 1999. The increase principally resulted from the commencement of operations in the Northern Region and higher diesel fuel prices.

"Compensation and benefits" expense increased $287 million, including the effects of the $101 million workforce reduction charge. Excluding the charge, compensation and benefits expense increased $186 million, or 51 percent. The increases principally resulted from the almost
50 percent increase in the railroad workforce on the Closing Date, and higher wage rates and medical costs for union employees. Medical costs in 1999 benefited from premium refunds attributable to a surplus in the national union welfare benefit plan. Partially offsetting these increases were pension income that was $22 million higher than first-quarter 1999, lower incentive compensation and lower nonunion salaries in March following the voluntary early retirement program.

"Materials, services and rents" increased $162 million, or 83 percent, primarily due to Northern Region operations, the effects of consolidating TCS and higher locomotive rents.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

"Conrail rents and services" amounted to $121 million, and included $131 million of expenses for use of PRR's assets and CRC's operation of the Shared Assets Areas. Also included is NS' equity in Conrail's earnings, net of amortization related to the difference between NS' investment in Conrail and its underlying equity. NS' equity in Conrail's earnings included $13 million related to a gain from the sale of property (see Note 4).

"Diesel fuel" expense increased $78 million, or 211 percent, due to a sharp rise in the price per gallon and to increased consumption related to Northern Region operations. The price per gallon for the quarter more than doubled -- from an average of 40 cents last year to more than 85 cents this year. This rise in price was responsible for approximately $60 million of the $78 million increase.

"Other" expense increased $18 million, or 42 percent, principally due to higher property and other taxes related to operations in the Northern Region.

"Casualties and other claims" expense decreased $3 million, or 9 percent, as costs related to the commencement of Northern Region operations were more than offset by higher expenses last year related to a settlement associated with a Superfund site and damages to automobiles being transported in a train that derailed.

The railway operating ratio was 98.1 percent in the first quarter. Excluding the workforce reduction charge, the operating ratio would have been 91.4 percent, versus 77.0 percent in the first quarter of 1999. The increase was attributable to the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal), the new traffic in the Northern Region and higher fuel prices. The second-quarter 2000 railway operating ratio is expected to be more nearly comparable to that of 1999, and for the remainder of the year, the ratio is expected to improve, compared with 1999's ratio, which was adversely effected by system congestion and related traffic diversions after the Closing Date.

Other Income - Net
------------------
"Other income - net" was $6 million higher in the first quarter of 2000, compared with last year, as higher gains on property sales more than offset the effects of higher interest expense.

Provision for Income Taxes
--------------------------
The first-quarter effective income tax rate was 42.9 percent, compared with 29.1 percent last year. Excluding NS' equity in Conrail's after-tax earnings, the effective rate was 37.9 percent, versus 35.1 percent last year, which benefited from favorable adjustments to state tax accruals.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                              March 31,       Dec. 31,
                                                2000           1999
                                              --------        -------
                                                  ($ in millions)

     Cash and short-term investments          $  72           $  51
     Working capital deficit                  $ 744           $ 553
     Current assets to current liabilities      0.6             0.7
     Debt-to-total capitalization             58.3%           58.0%

CASH PROVIDED BY OPERATING ACTIVITIES, NS' principal source of liquidity, increased $64 million, or 28 percent, in the first quarter of 2000, compared with last year. Despite the decline in operating income (excluding the noncash workforce reduction charge), operating cash flow improved, primarily due to the lack of bonus payments and other favorable changes in working capital. NS' working capital deficit of $744 million included $400 million of maturing senior notes that were paid May 1. NS sold certain of its railroad accounts receivable on May 1, 2000, and used the proceeds, which amounted to $460 million, to retire the notes and pay interest due May 1 (see
Note 8).

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower property additions, reflecting the leasing of locomotives in 2000 (see Note 5). Locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES reflects less proceeds from borrowings in 2000, coupled with higher debt repayments.
NS has issued only $400 million of debt under its November 1998 $1 billion shelf registration and expects to issue debt under that registration, using the proceeds in part to retire commercial paper. In addition, NS expects to pay down its indebtedness to PRR.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION and LIQUIDITY

Conrail's results of operations in the first quarter of 2000 reflect its new structure and operations (see Note 4). Conrail's major sources of revenues are now from operating fees and rents from NSR and CSXT and, consequently, the composition of its operating expenses has changed. First-quarter 1999 results of operations include freight line-haul revenues and related expenses.

Conrail's first-quarter net income was $65 million in 2000, compared with $76 million in 1999. Results in 2000 included $61 million of gain ($37 million after taxes) from a large property sale.

Conrail's first-quarter operating revenues were $259 million in 2000, and were $916 million in 1999. Conrail's first-quarter operating expenses were $199 million in 2000, and were $770 million in 1999. Both of the declines in 2000 were attributable to the change in its operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Conrail's cash used for operating activities was $112 million in the first quarter of 2000, versus cash provided by operating activities of $170 million in the first quarter of 1999. The net use of cash for operating activities in first-quarter 2000 resulted from substantial payments of one-time items owed to NSR and CSXT. In addition, there was a net increase in NSR and CSXT accounts receivable. The remaining decline in cash provided by operations in 2000 reflected lower operating income, a result of Conrail's new structure and operations.

Conrail's working capital deficit was $120 million at March 31, 2000, which included $250 million of long-term debt due in June. Conrail expects to require NSR and CSXT to repay some of its borrowings in the second quarter to provide funds needed to retire its maturing debt. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business, and the ability to reduce expenses.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.
------    -----------------------------------------------------------

          There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 43 of the Corporation's 1999 Annual Report on Form 10-K.


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN CORPORATION
                               --------------------------------------
                                              (Registrant)




Date:  May 10, 2000            /s/ Dezora M. Martin
       -------------------     --------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  May 10, 2000            /s/ John P. Rathbone
       -------------------     --------------------------------------
                               John P. Rathbone
                               Senior Vice President and Controller
                               (Principal Accounting Officer) (Signature)

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                        Description                       Page
----------     -----------------------------------------------------

   27          Financial Data Schedule                            23

               (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange
               Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities
               Exchange Act of 1934.)