Form 10-Q
period 2000-06-30
NORFOLK SOUTHERN CORP
filed 2000-08-10
CIK 702165

PAGE 1


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                     ----------          ----------
                       Commission file number 1-8339


                       NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Virginia                                52-1188014
-----------------------------------     ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
        Norfolk, Virginia                         23510-2191
-----------------------------------     ---------------------------------
(Address of principal executive offices)              Zip Code


Registrant's telephone number, including area code   (757) 629-2680
                                                   --------------------


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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                   Outstanding as of July 31, 2000
                -----                   --------------------------------
     Common Stock (par value $1.00)     383,377,548 (excluding 21,627,902
                                        shares held by registrant's
                                        consolidated subsidiaries)

                             TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 2000 and 1999                             3

                  Consolidated Balance Sheets
                  June 30, 2000, and December 31, 1999               4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999            5

                  Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12

Part II.  Other Information:

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risks                                19

          Item 4. Submission of Matters to a Vote of
                  Security Holders                                  19

          Item 6. Exhibits and Reports on Form 8-K                  20

Signatures                                                          21

Exhibit Index                                                       22

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                 ($ in millions except per share amounts)
                                (Unaudited)

                                     Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     ------------------     ----------------
                                     2000        1999       2000      1999
                                     ----        ----       ----      ----

Railway operating revenues:
 Coal                               $  377      $  298     $  720    $  580
 General merchandise                   934         723      1,844     1,346
 Intermodal                            267         173        509       298
                                    ------      ------     ------    ------
   TOTAL RAILWAY OPERATING
    REVENUES                         1,578       1,194      3,073     2,224
                                    ------      ------     ------    ------

Railway operating expenses:
 Compensation and benefits
  (Note 4)                             516         413      1,171       781
 Materials, services and rents         333         287        691       483
 Conrail rents and services
  (Note 5)                             124          51        245        51
 Depreciation                          126         117        251       231
 Diesel fuel                           106          48        221        85
 Casualties and other claims            34          29         66        64
 Other                                  61          51        122        94
                                    ------      ------     ------    ------
   TOTAL RAILWAY OPERATING
    EXPENSES                         1,300         996      2,767     1,789
                                    ------      ------     ------    ------
     Income from railway
      operations                       278         198        306       435

Equity in earnings of Conrail
 (Note 5)                               --          22         --        49
Other income - net                      45          26         73        48
Interest expense on debt              (139)       (131)      (279)     (259)
                                    ------      ------     ------    ------
     Income before income taxes        184         115        100       273

Provision for income taxes              68          38         32        84
                                    ------      ------     ------    ------
     NET INCOME                     $  116      $   77     $   68    $  189
                                    ======      ======     ======    ======

Per share amounts (Note 8):
 Net income, basic and diluted      $ 0.30      $ 0.20     $ 0.18    $ 0.50
 Dividends                            0.20        0.20       0.40      0.40


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                               June 30,       Dec. 31,
                                                 2000           1999
                                                 ----           ----

ASSETS
Current assets:
 Cash and cash equivalents                      $    45        $    37
 Short-term investments                               5             14
 Accounts receivable, net (Note 3)                  426            857
 Due from Conrail (Note 5)                           18             77
 Materials and supplies                             136            100
 Deferred income taxes                              160            134
 Other current assets                               118            152
                                                -------        -------
     Total current assets                           908          1,371
                                                -------        -------

Investment in Conrail (Note 5)                    6,143          6,132
Properties less accumulated depreciation         11,011         10,956
Other assets                                        817            791
                                                -------        -------
     TOTAL ASSETS                               $18,879        $19,250
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   887        $   818
 Income and other taxes                             206            163
 Notes and accounts payable to Conrail
  (Note 5)                                          103            184
 Other current liabilities                          263            256
 Current maturities of long-term debt               103            503
                                                -------        -------
     Total current liabilities                    1,562          1,924
                                                -------        -------

Long-term debt (Note 6)                           7,596          7,556
Other liabilities                                 1,114          1,101
Minority interests                                   49             50
Deferred income taxes                             2,698          2,687
                                                -------        -------
     TOTAL LIABILITIES                           13,019         13,318
                                                -------        -------

Stockholders' equity:
 Common stock $1.00 per share par value,
   1,350,000,000 shares authorized;
   issued 404,943,772 shares and
   404,309,672 shares, respectively                 405            404
 Additional paid-in capital                         382            372
 Accumulated other comprehensive income
  (Note 9)                                           (9)           (11)
 Retained income                                  5,102          5,187
 Less treasury stock at cost, 21,627,902
  shares                                            (20)           (20)
                                                -------        -------
     TOTAL STOCKHOLDERS' EQUITY                   5,860          5,932
                                                -------        -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $18,879        $19,250
                                                =======        =======


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                       2000       1999
                                                       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   68      $  189
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                          258         239
   Deferred income taxes                                  (8)         22
   Equity in earnings of Conrail (Note 5)                (10)        (41)
   Gains and losses on properties and investments        (61)        (17)
   Changes in assets and liabilities affecting
    operations:
     Accounts receivable (Note 3)                        432        (181)
     Materials and supplies                              (36)          7
     Other current assets and due from Conrail           111          23
     Current liabilities other than debt                 122         211
     Other - net (Note 4)                                 10         (26)
                                                      ------      ------
       Net cash provided by operating activities         886         426

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                     (351)       (536)
 Property sales and other transactions                    82          40
 Investments, including short-term                       (43)        (92)
 Investment sales and other transactions                  38         172
                                                      ------      ------
       Net cash used for investing activities           (274)       (416)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                              (153)       (152)
 Common stock issued - net                                 1          15
 Proceeds from borrowings                                719         757
 Debt repayments                                      (1,171)       (530)
                                                      ------      ------
       Net cash provided by (used for)
        financing activities                            (604)         90

       Net increase in cash and cash equivalents           8         100

CASH AND CASH EQUIVALENTS:
 At beginning of year                                     37           5
                                                      ------      ------
 At end of period                                     $   45      $  105
                                                      ======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)              $  276      $  260
   Income taxes                                       $    5      $    7


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 2000, and results of operations and cash flows for the six months ended June 30, 2000 and 1999.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1999 in the matters discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 1999, Notes to Consolidated Financial Statements, beginning on page 76.

3.   Sale of Accounts Receivable

     Effective May 2000, NS sold, through a bankruptcy-remote special purpose subsidiary, an undivided ownership interest in a pool of accounts receivable totaling approximately $700 million. New receivables are added to the pool as collections reduce previously sold accounts receivable. NS services and collects the sold receivables on behalf of the purchaser, who has a priority collection interest in the entire pool of receivables. NS has retained the credit risk related to collection to the extent the pool of receivables exceeds the amount sold.

     At June 30, 2000, accounts receivable of $450 million had been sold under this arrangement and accordingly, are not included in "Accounts receivable, net" on the balance sheet. The fees associated with the sale are included in "Other income - net." NS maintains an allowance for doubtful accounts for all receivables, including receivables sold. The allowance account totaled $6 million at June 30, 2000, and $5 million at December 31, 1999.

4.   Work Force Reduction Charge

     "Compensation and benefits" expenses for the first six months of 2000 include a first-quarter $101 million work force reduction charge, which lowered net income by $62 million, or 16 cents per diluted share. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the Corporation's overfunded pension plan. As a result, there was a noncash reduction to NS' pension plan asset. Reductions in union

------    --------------------

     personnel were achieved primarily through furloughs, and some of these employees are entitled to postemployment benefits. The charge includes an accrual for these amounts for the period until these employees return to work as a result of normal attrition.

5.   Investment in Conrail and Operations Over Its Lines

     Overview
     --------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999 (the "Closing Date"), Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

     Commencement of Operations
     --------------------------
     On June 1, 1999 (the "Closing Date"), NSR began operating the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, under various leasing and operating arrangements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for such access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     NSR and CSXT now provide substantially all rail freight services on Conrail's route system, are responsible for performing most services incident to customer rail transportation contracts, and employ the majority of Conrail's former work force. As a result, on the Closing Date, both NS' railroad route miles and its railroad employees increased by approximately 50 percent.

     Investment in Conrail
     ---------------------
     NS applies the equity method of accounting to its investment in Conrail. NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At June 30, 2000, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.9 billion.

------    --------------------

     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NSR. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $48 million is classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through June 30, 2000, NS has paid $51 million of these costs.

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

     "Notes and accounts payable to Conrail" includes $33 million at June 30, 2000, and $123 million, at Dec. 31, 1999, of interest-bearing loans made to NS by a PRR subsidiary, payable on demand.
     The interest rate for these loans is variable and was 6.4 percent at June 30, 2000. Also included is $70 million at June 30, 2000, and $61 million, at Dec. 31, 1999, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 1999 Annual Report on Form 10-K.

     Conrail's results of operations in the first six months of 2000 reflect its new structure and operations. Conrail's current major sources of operating revenues are operating fees and rents from NSR and CSXT and, consequently, the composition of its operating expenses has changed. Results in 1999 reflect freight line-haul operations prior to the Closing Date.

------    --------------------


     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                               ------------------      ----------------
                                2000        1999       2000       1999
                                ----        ----       ----       ----
                                            ($ in millions)
                                              (Unaudited)

     Operating revenues         $  246      $  737     $  505     $1,653
     Operating expenses            194         798        393      1,568
                                ------      ------     ------     ------
       Operating income (loss)      52         (61)       112         85

     Other income (expense)
      - net                         (5)        (23)        39        (45)
                                ------      ------     ------     ------
       Income (loss) before
        income taxes                47         (84)       151         40

     Provision for income
      taxes                         17         (21)        55         27
                                ------      ------     ------     ------
       Net income (loss)        $   30      $  (63)    $   96     $   13
                                ======      ======     ======     ======

     Note: Conrail's results for the first six months of 2000 included a gain from the sale of property in the first quarter that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income. Conrail's results for the three months and six months ended
     June 30, 1999, include $117 million of after-tax expenses, principally an increase to certain components of its casualty reserves based on a then recently completed actuarial valuation. These items were considered in the fair-value allocation of NS' investment in Conrail, and, accordingly, were excluded in determining NS' equity in Conrail's net income.

------    --------------------

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                      June 30,       Dec. 31,
                                        2000           1999
                                        ----           ----
                                           ($ in millions)
                                             (Unaudited)

     Assets:
       Current assets                   $  509         $  669
       Noncurrent assets                 7,596          7,714
                                        ------         ------
            Total assets                $8,105         $8,383
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $  529         $  863
       Noncurrent liabilities            3,662          3,701
       Stockholders' equity              3,914          3,819
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,105         $8,383
                                        ======         ======

6.   Long-Term Debt

     In May 2000, NS issued $300 million of 8.375 percent, 5-year term Senior Notes and $300 million of 8.625 percent, 10-year term Senior Notes and received net proceeds of $594 million. The notes were issued using the remainder of the capacity under NS' November 1998 $1 billion shelf registration.

7.   Lease Commitment

     In March and June 2000, NSR entered into operating leases for a total of 140 locomotives, which have a maximum term of eight years and include purchase options. If NSR does not purchase the locomotives at the end of the lease terms, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS does not expect that any payments under this provision would be material to its financial statements.

------    --------------------

8.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------     ----------------
                                 2000        1999       2000      1999
                                 ----        ----       ----      ----
                                           (In millions)

     Weighted-average shares
      outstanding                383.2       380.2      383.1     380.0

     Dilutive effect of
      outstanding options and
      performance share units
      (as determined by the
      application of the
      treasury stock method)       0.4         2.5        0.3       2.1
                                 -----       -----      -----     -----
     Diluted weighted-average
      shares outstanding         383.6       382.7      383.4     382.1
                                 =====       =====      =====     =====

     The calculations for 2000 exclude 20 million options in the second quarter and 28 million options in the first quarter because their exercise price exceeded the average market price of Common Stock for the period. There are no adjustments to "Net income" for the diluted earnings per share computations.

9.   Comprehensive Income

     NS' total comprehensive income was as follows:

                                Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                                ------------------       ----------------
                                 2000        1999         2000      1999
                                 ----        ----         ----      ----
                                              ($ in millions)

     Net income                 $ 116        $  77       $  68      $ 189
     Other comprehensive
      income (loss)                --           (2)          2         (2)
                                -----        -----       -----      -----
        Total comprehensive
         income                 $ 116        $  75       $  70      $ 187
                                =====        =====       =====      =====

     For NS, "Other comprehensive income" reflects the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS' railroad subsidiary, Norfolk Southern Railway Company (NSR), began operating a substantial portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 5). As a result, both the railroad route miles operated by NSR and the number of its railroad employees increased approximately 50 percent on that date. Results for the second quarter and first six months of 1999 reflect only one month of operations of the new NS railroad system, which includes the Northern Region.

Difficulties encountered in the assimilation of the Northern Region into NSR's existing system during 1999 resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Although system fluidity has improved, income from railway operations is expected to continue to be affected adversely until these revenue and expense issues have been resolved fully.

RESULTS OF OPERATIONS

Net Income
----------
Net income was $116 million in the second quarter of 2000, up
$39 million, or 51 percent, compared with $77 million in the second quarter of 1999. The improvement was attributable largely to increased income from railway operations, as last year's second quarter was significantly affected by the difficulties encountered in the commencement of operations in the Northern Region. For the first six months of 2000, net income was $68 million, compared with $189 million in the comparable period of 1999. Results in 2000 included a first-quarter pretax charge of $101 million ($62 million after taxes) for pension expense associated with a voluntary early retirement program and protective benefits related to other actions taken to reduce the work force (See Note 4). Excluding the effects of the work force reduction charge, six-month net income would have been $130 million, down $59 million, or 31 percent, compared with last year. The decline was principally due to reduced income from railway operations that resulted from higher diesel fuel costs, a change in the mix of traffic (a lower proportion of export coal traffic and a higher proportion of intermodal traffic), and expenses related to efforts to improve service (primarily locomotive and freight car costs earlier in the year).

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Railway Operating Revenues
--------------------------

Second-quarter railway operating revenues were $1.6 billion in 2000, and were $1.2 billion in 1999. For the first six months, railway operating revenues were $3.1 billion in 2000, and were $2.2 billion in 1999. As shown in the following table, the increases were attributable to higher traffic volume, largely the result of the commencement of operations in the Northern Region. The year-to-date revenue per unit/mix component includes: (1) a $98 million positive variance for intermodal traffic, about half of which resulted from the consolidation of Triple Crown
Services Company's (TCS) revenues, beginning June 1, 1999, and (2) a
$57 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic, coupled with a decline in the proportion of export coal traffic.

                                 Second Quarter        First Six Months
                                  2000 vs. 1999          2000 vs. 1999
                               Increase (Decrease)    Increase (Decrease)
                               -------------------    -------------------
                                          ($ in millions)

     Traffic volume (carloads)      $  337                $  796
     Revenue per unit                   47                    53
                                    ------                ------
                                    $  384                $  849
                                    ======                ======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                              Revenues
                              ---------------------------------------
                               Second Quarter           Six Months
                              2000       1999         2000       1999
                              ----       ----         ----       ----
                                          ($ in millions)

Coal                          $  377     $  298       $  720     $  580
General merchandise:
  Automotive                     247        187          487        347
  Chemicals                      195        147          379        272
  Metals/construction            182        126          356        220
  Paper/clay/forest              160        139          313        267
  Agr./consumer prod./govt.      150        124          309        240
                              ------     ------       ------     ------
General merchandise              934        723        1,844      1,346
Intermodal                       267        173          509        298
                              ------     ------       ------     ------
      Total                   $1,578     $1,194       $3,073     $2,224
                              ======     ======       ======     ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

                                             Carloads
                              -------------------------------------
                               Second Quarter          Six Months
                               2000       1999       2000      1999
                               ----       ----       ----      ----
                                           (in thousands)

Coal                             436       340         858       640
General merchandise:
  Automotive                     189       156         372       292
  Chemicals                      116        92         230       170
  Metals/construction            206       126         396       217
  Paper/clay/forest              126       113         252       215
  Agr./consumer prod./govt.      128       117         263       223
                               -----     -----       -----     -----
General merchandise              765       604       1,513     1,117
Intermodal                       555       425       1,062       771
                               -----     -----       -----     -----
      Total                    1,756     1,369       3,433     2,528
                               =====     =====       =====     =====

Coal
----
Second-quarter coal revenues were $377 million, compared with $298 million last year, and were $720 million for the first six months, compared with $580 million last year. Total tonnage handled increased 10 million tons in the quarter and 22 million tons for the first six months, most of which was utility coal traffic. The effects of Northern Region traffic were somewhat offset by lower export tonnage out of Norfolk, Va., and reduced utility demand in the Southeast earlier in the year. Utility volume was affected by plant repairs and outages in the Spring; however, demand continues to be driven by increased electricity generation in NS' service region. Domestic metallurgical coal, coke and iron ore traffic volume also benefited from increased domestic steel production and new business.

For the remainder of the year, coal revenues are expected to be slightly higher than the comparable period of 1999.

General Merchandise
-------------------
Second-quarter general merchandise revenues were $934 million, compared with $723 million last year, and were $1.8 billion for the first six months, compared with $1.3 billion last year. Both increases were principally the result of the addition of Northern
Region traffic. Continued strong automotive demand, increased metals and construction business, and recovery of much of the traffic diverted last year also contributed to increased revenues.

For the remainder of the year, general merchandise revenues are expected to be somewhat higher than in the comparable period of 1999, reflecting the return of diverted traffic, new business and higher rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Intermodal
----------
Second-quarter intermodal revenues were $267 million, compared with $173 million last year, and were $509 million in the first six months, compared with $298 million last year. Both increases reflected the addition of Northern Region traffic and the consolidation of TCS' revenues. Higher traffic volume also resulted from increased demand, new business and the recovery of diverted traffic.

For the remainder of the year, intermodal revenues are expected to be somewhat higher than last year, as the effects of the loss of APL business late in 1999 is expected to be offset by new business.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion in 2000 and $1.0 billion in 1999. For the first six months, railway operating expenses were $2.8 billion in 2000 and $1.8 billion in 1999. Both increases were principally the result of Northern Region operations, which commenced June 1, 1999, and sharply higher diesel fuel prices.

In addition, year-to-date expenses in 2000 included the $101 million pretax charge in the first quarter related to the work force reduction efforts.

"Compensation and benefits" expense increased $103 million, or 25 percent, in the second quarter, and $390 million, or 50 percent, for the first six months, including the effects of the work force reduction charge. Excluding the charge, year-to-date compensation and benefits expense increased $289 million, or 37 percent. Both increases were primarily the result of the addition of Northern Region operations, together with higher wage and fringe benefit costs for union employees. These increases were partially offset by pension income of $34 million in each of the first and second quarters ($21 million and $43 million higher than in the second quarter and first six months of 1999, respectively), lower stock-based compensation costs, and lower nonunion salary expense following the voluntary early retirement program.

"Materials, services and rents" increased $46 million, or 16 percent, in the second quarter, and $208 million, or 43 percent, for the first six months. The increases were principally due to the addition of Northern Region operations and included higher maintenance expenses, equipment rents, intermodal handling costs, and the effects of consolidating TCS. These increases were partially offset by the absence of certain costs, mostly for alternate transportation, related to the difficulties encountered last year in the commencement of Northern Region operations.

"Conrail rents and services" amounted to $124 million in the second quarter, and $245 million for the first six months, and included
$123 million and $255 million, respectively, of expenses for use of PRR's assets and for NS' share of CRC's operation of the Shared Assets Areas. Also included is NS' equity in Conrail's earnings, net of additional amortization related to the difference between NS'

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

investment in Conrail and its underlying equity. NS' equity in Conrail's earnings for the first six months included $13 million in the first quarter related to a gain from the sale of property (see Note 5).

"Diesel fuel" expense increased $58 million, or 121 percent, in the second quarter, and $136 million, or 160 percent, for the first six months. Both increases reflected sharply higher average prices per gallon, up 69 percent for the quarter and 88 percent for the first six months, and increased consumption related to Northern Region operations.

"Casualties and other claims" expense increased $5 million, or 17 percent, in the second quarter, and $2 million, or 3 percent, for the first six months. Both increases reflect the addition of Northern Region operations. The comparison for the first six months also was affected by higher environmental expenses last year related to a first-quarter 1999 settlement associated with a Superfund site.

"Other" expense increased $10 million, or 20 percent, in the second quarter, and $28 million, or 30 percent, for the first six months, principally due to higher property and other taxes related to the Northern Region.

The railway operating ratio was 82.4 percent in the second quarter, compared with 83.4 percent last year. For the first six months, the ratio was 90.0 percent; excluding the first-quarter work force reduction charge, the ratio would have been 86.8 percent, compared with 80.4 percent last year. For the remainder of the year, the ratio is expected to improve, compared with 1999's second-half ratio, which was adversely affected by system congestion and related traffic diversions after the Closing Date.

Other Income - Net
------------------
"Other income - net" increased $19 million in the second quarter and $25 million for the first six months, compared with last year. Both increases reflected a $28 million gain in the second quarter from the sale of gas and oil royalty and working interests. "Other income - net" included $8 million of expenses related to the sale of accounts receivable, which commenced May 1, 2000 (see Note 3).

Provision for Income Taxes
--------------------------
The second-quarter effective income tax rate was 37.0 percent, compared with 33.0 percent last year. For the first six months, the effective rate was 32.0 percent, versus 30.8 percent last year.
Excluding NS' equity in Conrail's after-tax income, the second-quarter rate was 36.8 percent in 2000 and 37.6 percent in 1999, and the year-to-date rate was 35.6 percent in 2000 and 36.2 percent in 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                           June 30,         Dec. 31,
                                             2000             1999
                                             ----             ----
                                               ($ in millions)

     Cash and short-term investments         $   50           $  51
     Working capital deficit                 $  654           $ 553
     Current assets to current liabilities      0.6             0.7
     Debt-to-total capitalization              56.9%           58.0%

CASH PROVIDED BY OPERATING ACTIVITIES, NS' principal source of liquidity, increased $460 million, in the first six months of 2000, compared with last year, reflecting proceeds received May 1 from the sale of accounts receivable (see Note 3). Absent this infusion of cash, operating cash flow was even with the prior year, despite the slight decline in operating income (excluding the noncash work force reduction charge - see Note 4), primarily due to the lack of bonus payments and other favorable changes in working capital. NS' working capital deficit was $654 million at June 30, 2000. NS currently has in place a $2.8 billion credit facility to support $1.2 billion of commercial paper outstanding at June 30, 2000. As a result, NS currently has the capability to issue commercial paper to meet its more immediate working capital needs.

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower property additions -- locomotive fleet additions in 2000 were accomplished by operating lease, whereas locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES reflects slightly lower proceeds from borrowings in 2000, coupled with significantly higher debt repayments. Proceeds from the sale of accounts receivable were used to pay notes that matured May 1, 2000. In addition, NS issued $600 million of debt in May 2000, using the remainder of the capacity under its November 1998 $1 billion shelf registration (see
Note 6), and used the proceeds to retire commercial paper and pay down its indebtedness to PRR.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's results of operations in 2000 reflect its new structure and operations that commenced on the Closing Date (see Note 5). Conrail's current major sources of revenues are operating fees and rents from NSR and CSXT and, consequently, the composition of its operating expenses has changed. Results in 1999 reflect freight line-haul operations prior to the Closing Date.

Conrail's second-quarter net income was $30 million in 2000, compared with a net loss of $63 million in 1999. For the first six months, net income was $96 million in 2000, compared with $13 million in 1999. Results in 1999 included $117 million of after-tax expenses, principally the result of a then recently completed actuarial

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

valuation of certain components of its casualty reserves. Excluding the effects of these 1999 expenses, Conrail's net income would have been down $24 million in the quarter and $34 million for the first six months. Year-to-date 2000 results included $61 million of gain ($37 million after taxes) in the first quarter from a large property sale.

Conrail's operating revenues were $246 million in the second quarter and $505 million for the first six months of 2000, compared with $737 million and $1.7 billion, respectively, for the same periods last year. Operating expenses were $194 million for the quarter and $393 million for the first six months of 2000, compared with $628 million and $1.4 billion (excluding the expenses discussed above), respectively, for the same periods last year. The declines in revenues and expenses for both periods of 2000 were attributable to the change in its operations.

Conrail's cash provided by operating activities was about breakeven for the first six months of 2000, and was $267 million for the comparable period of 1999. The change was principally attributable to lower operating income, a result of Conrail's new structure and operations, and substantial payments in the first quarter of 2000 of one-time items owed to NSR and CSXT.

Conrail's investing activities have been greatly reduced as a result of NSR's and CSXT's operation of most of its routes and assets.

Conrail's working capital deficit was $20 million at June 30, 2000, compared with a deficit of $194 million at Dec. 31, 1999. The reduction was attributable to the repayment of debt that matured in June 2000. Conrail is expected to have sufficient cash flow to meets its ongoing obligations.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     Registrant's Annual Meeting of Stockholders was held on May 11, 2000, at which meeting three directors were elected to the class for a term of three years, the appointment of independent public accountants was ratified, and a stockholder proposal was defeated.

     The three nominees for directors were elected by the following vote:

                            THREE-YEAR TERM
     ------------------------------------------------------------------
                                     FOR             AUTHORITY WITHHELD
                                     ---             ------------------
     Carroll A. Campbell, Jr.    317,982,285           8,395,749 votes
     David R. Goode              317,074,380           9,303,654 votes
     Harold W. Pote              314,860,806          11,517,228 votes

     The appointment of KPMG LLP, independent public accountants, as auditors of the Corporation's books and records was ratified by the following vote:

     FOR:  322,720,924 shares              AGAINST:  2,242,266 shares

                      ABSTAINED:  1,414,844 shares

     A stockholder proposal concerning the Board's reporting to the stockholders on the Corporation's activities and efforts related to global warming was defeated by the following vote:

     FOR:  18,078,042 shares               AGAINST:  249,285,641 shares

                      ABSTAINED:  13,261,685 shares

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Reports on Form 8-K:

               A report on Form 8-K was filed on April 3, 2000, advising that NS expected to record a $100 million charge in the first quarter to reflect the cost of certain work force reductions.

               A report on Form 8-K was filed on May 24, 2000, advising that on May 23, 2000, NS had closed the sale of $300 million of its 8-3/8 percent Senior Notes due in 2005 and $300 million of its 8-5/8 percent Senior Notes due in 2010, and attaching as an exhibit the related press release.

               A report on Form 8-K was filed on May 25, 2000, advising that on May 23, 2000, NS had issued and sold $300 million of its 8-3/8 percent Senior Notes due in 2005 and $300 million of its 8-5/8 percent Senior Notes due in 2010, and attaching as exhibits certain legal instruments related thereto.

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




Date:  August 9, 2000          /s/ Dezora M. Martin
       -------------------     --------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  August 9, 2000          /s/ John P. Rathbone
       -------------------     --------------------------------------
                               John P. Rathbone
                               Senior Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                               EXHIBIT INDEX
                               -------------

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