Form 10-Q
period 2000-09-30
NORFOLK SOUTHERN CORP
filed 2000-11-13
CIK 702165

<PAGE 1>


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                         ------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPT. 30, 2000

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                   Outstanding as of Oct. 31, 2000
                -----                   --------------------------------
     Common Stock (par value $1.00)     383,623,754 (excluding 21,627,902
                                        shares held by registrant's
                                        consolidated subsidiaries)

                             TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  Sept. 30, 2000 and 1999                            3

                  Consolidated Balance Sheets
                  Sept. 30, 2000, and Dec. 31, 1999                  4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended Sept. 30, 2000 and 1999          5

                  Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12

Part II.  Other Information:

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risks                                20

          Item 6. Exhibits and Reports on Form 8-K                  21

Signatures                                                          22

Exhibit Index                                                       23

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                 ($ in millions except per share amounts)
                                (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                        Sept. 30,            Sept. 30,
                                    ------------------   ----------------
                                    2000       1999      2000      1999
                                    ----       ----      ----      ----

Railway operating revenues:
 Coal                             $  361     $  369   $ 1,081   $   949
 General merchandise                 869        864     2,713     2,210
 Intermodal                          287        267       796       565
                                   ------     ------    ------    ------
   TOTAL RAILWAY OPERATING
   REVENUES                        1,517      1,500     4,590     3,724
                                   ------     ------    ------    ------

Railway operating expenses:
 Compensation and benefits
 (Note 4)                            507        574     1,678     1,355
 Materials, services and rents       342        354     1,033       837
 Conrail rents and services
 (Note 5)                            119        141       364       192
 Depreciation                        126        121       377       352
 Diesel fuel                         118         74       339       159
 Casualties and other claims          33         36        99       100
 Other                                61         54       183       148
                                   ------     ------    ------    ------
   TOTAL RAILWAY OPERATING
   EXPENSES                        1,306      1,354     4,073     3,143
                                   ------     ------    ------    ------
     Income from railway
     operations                      211        146       517       581

Equity in earnings of Conrail
(Note 5)                              --         --        --        49
Other income - net                    81         24       154        72
Interest expense on debt            (136)      (134)     (415)     (393)
                                   ------     ------    ------    ------
     Income before income taxes      156         36       256       309

Provision for income taxes            57         17        89       101
                                   ------     ------    ------    ------
     NET INCOME                    $  99      $  19     $ 167     $ 208
                                   ======     ======    ======    ======

Per share amounts (Note 8):
 Net income, basic and diluted     $ 0.26    $  0.05   $  0.44   $  0.55
 Dividends                           0.20       0.20      0.60      0.60


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)
                                                  Sept. 30,      Dec. 31,
                                                   2000           1999
                                                   ----           ----
ASSETS
Current assets:
 Cash and cash equivalents                      $   151        $    37
 Short-term investments                               1             14
 Accounts receivable, net (Note 3)                  469            857
 Due from Conrail (Note 5)                           27             77
 Materials and supplies                             116            100
 Deferred income taxes                              169            134
 Other current assets                                70            152
                                                --------       --------
     Total current assets                         1,003          1,371

Investment in Conrail (Note 5)                    6,146          6,132
Properties less accumulated depreciation         11,013         10,956
Other assets                                        927            791
                                                --------       --------
     TOTAL ASSETS                               $19,089        $19,250
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   962        $   818
 Income and other taxes                             247            163
 Notes and accounts payable to Conrail (Note 5)     148            184
 Other current liabilities                          336            256
 Current maturities of long-term debt               296            503
                                                --------       --------
     Total current liabilities                    1,989          1,924

Long-term debt (Note 6)                           7,352          7,556
Other liabilities                                 1,091          1,101
Minority interests                                   49             50
Deferred income taxes                             2,720          2,687
                                                --------       --------
     TOTAL LIABILITIES                           13,201         13,318
                                                --------       --------

Stockholders' equity:
 Common stock $1.00 per share par value,
   1,350,000,000 shares authorized;
   issued 405,178,238 shares and
   404,309,672 shares, respectively                 405            404
 Additional paid-in capital                         385            372
 Accumulated other comprehensive income (Note 9)     (6)           (11)
 Retained income                                  5,124          5,187
 Less treasury stock at cost, 21,627,902 shares     (20)           (20)
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   5,888          5,932
                                                --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $19,089        $19,250
                                                ========       ========

See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                        Nine Months Ended
                                                            Sept. 30,
                                                        ----------------
                                                        2000      1999
                                                        ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 167     $ 208
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                           387       363
   Deferred income taxes                                    2        52
   Equity in earnings of Conrail (Note 5)                 (13)      (23)
   Gains and losses on properties and investments        (141)      (28)
   Changes in assets and liabilities affecting
   operations:
     Accounts receivable (Note 3)                         388      (371)
     Materials and supplies                               (16)      (16)
     Other current assets and due from Conrail            130        39
     Current liabilities other than debt                  303       345
     Other - net (Note 4)                                  16        (3)
                                                        -----     -----
       Net cash provided by operating activities        1,223       566

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (508)     (712)
 Property sales and other transactions                    116        73
 Investments, including short-term                        (64)     (105)
 Investment sales and other transactions                   43       180
                                                        -----     -----
       Net cash used for investing activities            (413)     (564)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (230)     (228)
 Common stock issued - net                                  1        18
 Proceeds from borrowings                                 875       848
 Debt repayments                                       (1,342)     (604)
                                                        -----     -----
       Net cash provided by (used for) financing
       activities                                        (696)       34
                                                        ------    ------
       Net increase in cash and cash equivalents          114        36

CASH AND CASH EQUIVALENTS:
 At beginning of year                                      37         5
                                                        -----     -----
 At end of period                                       $ 151     $  41
                                                        =====     =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $ 335     $ 312
   Income taxes                                         $   6     $  17


See accompanying notes to Consolidated Financial Statements.

------    --------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of Sept. 30, 2000, and its results of operations and cash flows for the nine months ended Sept. 30, 2000 and 1999.

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

     At Sept. 30, 2000, accounts receivable of $416 million had been sold under this arrangement and accordingly, are not included in "Accounts receivable, net" on the balance sheet. The fees associated with the sale are included in "Other income - net." NS maintains an allowance for doubtful accounts for all receivables, including receivables sold. The allowance totaled $6 million at Sept. 30, 2000, and $5 million at Dec. 31, 1999.

4.   Workforce Reduction Charge

     "Compensation and benefits" expenses for the first nine months of 2000 include a first-quarter $101 million workforce reduction charge, which lowered net income by $62 million, or 16 cents per diluted share. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the

------    --------------------

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

5.   Investment in Conrail and Operations Over Its Lines

     Overview
     --------
     Through a jointly owned entity, NS and CSX Corporation (CSX) own the stock of Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). NS has a 58 percent economic and 50 percent voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999 (the "Closing Date"), Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc.
     (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

     Commencement of Operations
     --------------------------
     On the Closing Date, NSR began operating the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, under various leasing and operating arrangements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

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

------    --------------------

     tax effect of the differences in tax and accounting bases for certain assets. At Sept. 30, 2000, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.9 billion.

     NS' investment in Conrail includes $187 million ($115 million after taxes) of costs that will be paid by NSR. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; $44 million is classified on NS' balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS' balance sheet. Through Sept. 30, 2000, NS has paid $64 million of these costs.

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

     "Conrail rents and services," a line added to the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during the transition period; and
     (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.

     "Notes and accounts payable to Conrail" includes $68 million at Sept. 30, 2000, and $123 million, at Dec. 31, 1999, of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 6.2 percent at Sept. 30, 2000. Also included is $80 million at Sept. 30, 2000, and $61 million, at Dec. 31, 1999, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 1999 Annual Report on Form 10-K.

------    --------------------


     Conrail's results of operations in the first nine months of 2000 reflect its new structure and operations. Conrail's current major sources of operating revenues are operating fees and rents from NSR and CSXT and, consequently, the composition of its operating expenses has changed. Results in 1999 reflect freight line-haul operations prior to the Closing Date.


     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------

                               Three Months Ended      Nine Months Ended
                                    Sept. 30,              Sept. 30,
                               ------------------      ----------------
                                2000       1999        2000       1999
                                ----       ----        ----       ----
                                            ($ in millions)
                                              (Unaudited)

     Operating revenues        $  243     $  259     $   748     $1,912
     Operating expenses           178        323         571      1,891
                               ------     ------      ------     ------
       Operating income (loss)     65       (64)         177         21

     Other income (expense)
      - net                       (6)       (21)          33       (66)
                               ------     ------      ------     ------
       Income (loss) before
        income taxes               59       (85)         210       (45)

     Provision for income
      taxes                        24       (36)          79        (9)
                               ------     ------      ------     ------
       Net income (loss)       $   35     $ (49)     $   131     $ (36)
                               ======     ======      ======     ======

     Note: Conrail's results for the first nine months of 2000 included a gain from the sale of property in the first quarter that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income.
     Conrail's results in 1999 included after-tax expenses of $51 million in the third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on a then recently completed actuarial valuation and to adjust certain litigation and environmental reserves related to settlements and completion of site reviews.
     These items were considered in the fair-value allocation of NS' investment in Conrail, and, accordingly, were excluded in determining NS' equity in Conrail's net income.


------    --------------------

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                       Sept. 30,       Dec. 31,
                                         2000           1999
                                         ----           ----
                                           ($ in millions)
                                             (Unaudited)

     Assets:
       Current assets                   $  559         $  669
       Noncurrent assets                 7,569          7,714
                                        ------         ------
            Total assets                $8,128         $8,383
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $  576         $  863
       Noncurrent liabilities            3,602          3,701
       Stockholders' equity              3,950          3,819
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,128         $8,383
                                        ======         ======

6.   Long-Term Debt

     In May 2000, NS received net proceeds of $594 million from issuing $300 million of 8.375 percent, 5-year term Senior Notes and $300 million of 8.625 percent, 10-year term Senior Notes.
     The notes were issued using the remainder of the capacity under NS' November 1998 $1 billion shelf registration.

     NS has not issued any securities under the $1 billion shelf registration that became effective in October 2000.

7.   Lease Commitment

     In March and June 2000, NSR entered into operating leases for a total of 140 locomotives, which have a maximum term of eight years and include purchase options. If NSR does not purchase the locomotives at the end of the lease terms, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS does not expect to be required to make any payments under this provision.

------    --------------------

8.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                               Three Months Ended      Nine Months Ended
                                    Sept. 30,              Sept. 30,
                               ------------------      ----------------
                               2000          1999      2000       1999
                               ----          ----      ----       ----
                                             (In millions)

     Weighted-average shares
      outstanding               383.5       380.5      383.2     380.2

     Dilutive effect of
      outstanding options and
      performance share units
      (as determined by the
      application of the
      treasury stock method)      0.2         1.5        0.3       1.9
                                -----       -----      -----     -----
     Diluted weighted-average
      shares outstanding        383.7       382.0      383.5     382.1
                                =====       =====      =====     =====

     The calculations for 2000 exclude options on 28 million shares in each of the first and third quarters and on 20 million shares in the second quarter because their exercise price exceeded the average market price of Common Stock for the period. There are no adjustments to "Net income" for the diluted earnings per share computations.

9.   Comprehensive Income

     NS' total comprehensive income was as follows:

                                Three Months Ended     Nine Months Ended
                                     Sept. 30,              Sept. 30,
                                ------------------     ----------------
                                 2000        1999      2000       1999
                                 ----        ----      ----       ----
                                             ($ in millions)

     Net income                 $  99      $  19       $ 167      $ 208
     Other comprehensive
      income (loss)                 3         (2)          5         (4)
                                -----      -----       -----      -----
        Total comprehensive
         income                 $ 102      $  17       $ 172      $ 204
                                =====      =====       =====      =====

     For NS, "Other comprehensive income" reflects the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS' railroad subsidiary, Norfolk Southern Railway Company (NSR), began operating a substantial portion of Conrail's properties (NSR's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 5). As a result, both the railroad route miles operated by NSR and the number of its railroad employees increased approximately 50 percent on that date. Results for the first nine months of 1999 reflect only four months of operations on the Northern Region.

Difficulties encountered in assimilating the Northern Region into NSR's existing system during 1999 resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Although system fluidity has improved, income from railway operations is expected to continue to be affected adversely until these revenue and expense issues have been resolved fully.

RESULTS OF OPERATIONS

Net Income
----------
Net income was $99 million in the third quarter of 2000, up $80 million, or 421 percent, compared with the same period last year. Results in 2000 included a $46 million after-tax gain from the sale of timber rights. Excluding the effects of that gain, third-quarter net income was up
$34 million, or 179 percent, principally due to increased income from railway operations.

For the first nine months of 2000, net income was $167 million, compared with $208 million in 1999. Results in 2000 included a first-quarter pretax charge of $101 million ($62 million after taxes) for pension expense associated with an early retirement program and protective benefits related to other actions taken to reduce the size of the workforce. Excluding the effects of the workforce reduction charge, net income would have been $229 million, up $21 million, or 10 percent, compared with last year, reflecting higher income from railway operations and higher nonoperating income.

Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1.5 billion in 2000, up $17 million, or 1 percent, compared with last year. For the first nine months of 2000, railway operating revenues were $4.6 billion, compared

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


with $3.7 billion in 1999. As shown in the following table, the increases were attributable to higher traffic volume, which, for the year-to-date, was largely the result of a full period this year of Northern Region operations. The year-to-date revenue per unit/mix component includes:
(1) a $97 million positive variance for intermodal traffic, about half of which resulted from the consolidation of Triple Crown Services Company's
(TCS) revenues, beginning June 1, 1999 (see Note 5), and (2) a $48 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic.


                                 Third Quarter       First Nine Months
                                  2000 vs. 1999        2000 vs. 1999
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume (carloads)      $  16                 $  811
     Revenue per unit/mix               1                     55
                                    ------                ------
                                    $  17                 $  866
                                    ======                ======

Revenues and carloads for the commodity groups were as follows:

                                              Revenues
                              -----------------------------------------
                               Third Quarter           Nine Months
                               2000       1999       2000       1999
                               ----       ----       ----       ----
                                          ($ in millions)

Coal                          $  361     $  369     $1,081     $   949
General merchandise:
  Automotive                     207        190        694         537
  Chemicals                      188        189        567         461
  Metals/construction            170        181        526         401
  Paper/clay/forest              156        159        469         426
  Agr./consumer prod./govt.      148        145        457         385
                              ------     ------     ------      ------
General merchandise              869        864      2,713       2,210
Intermodal                       287        267        796         565
                              ------     ------     ------      ------
      Total                   $1,517     $1,500     $4,590     $ 3,724
                              ======     ======     ======      ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


                                              Carloads
                              -----------------------------------------

                               Third Quarter           Nine Months
                               2000       1999       2000       1999
                               ----       ----       ----       ----
                                           (in thousands)

Coal                             425        438      1,282       1,078
General merchandise:
  Automotive                     158        155        530         446
  Chemicals                      114        111        343         282
  Metals/construction            194        187        591         404
  Paper/clay/forest              122        126        374         341
  Agr./consumer prod./govt.      129        132        392         354
                               -----      -----      -----       -----
General merchandise              717        711      2,230       1,827
Intermodal                       590        565      1,653       1,337
                               -----      -----      -----       -----
      Total                    1,732      1,714      5,165       4,242
                               =====      =====      =====       =====

Coal
----
Third-quarter coal revenues were $361 million, down $8 million, or 2 percent, compared with last year. For the first nine months, coal revenues were $1.1 billion, versus $949 million last year. Total tonnage handled decreased 1 million tons in the quarter, as the effects of reduced utility coal shipments were offset somewhat by increased export and metallurgical coal volume. For the first nine months, total tonnage handled increased 21 million tons, most of which was utility coal traffic, reflecting a full period this year of Northern Region traffic.

Fourth-quarter coal revenues are expected to be slightly lower than the comparable period of 1999.

General Merchandise
-------------------
Third-quarter general merchandise revenues were $869 million, up
$5 million, or 1 percent, compared with last year, as the effects of the return of business diverted last year were largely offset by softening economic conditions. Automotive revenues posted the only notable increase, up $17 million, or 9 percent, principally due to recaptured business. Metals and construction revenues decreased $11 million, or 6 percent, reflecting adverse market conditions. For the first nine months, general merchandise revenues were $2.7 billion, versus
$2.2 billion last year, and reflected a full period this year of Northern Region operations.

General merchandise revenues are expected to be somewhat higher in the fourth quarter, compared with last year, reflecting additional business and higher rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Intermodal
----------
Third-quarter intermodal revenues were $287 million, up $20 million, or 7 percent, compared with last year, reflecting higher container traffic volume and higher revenue per unit. For the first nine months, intermodal revenues were $796 million, versus $565 million last year, primarily due to a full period this year of Northern Region operations and the consolidation of TCS' revenues.

Fourth-quarter intermodal revenues are expected to be higher than last year, as the effects of the loss of APL business late in 1999 should continue to be offset by new business.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1.3 billion in 2000, down $48 million, or 4 percent, compared with last year, despite a sharp rise in diesel fuel expenses. For the first nine months of 2000, railway operating expenses were $4.1 billion, compared with $3.1 billion in 1999. Expenses in 2000 reflected both a full period of Northern Region operations and sharply higher diesel fuel prices. In addition, they included the $101 million first-quarter charge related to the workforce reduction efforts.

"Compensation and benefits" expense decreased $67 million, or 12 percent, in the third quarter, but, including the effects of the workforce reduction charge, increased $323 million, or 24 percent, for the first nine months. Excluding that charge, year-to-date compensation and benefits expense increased $222 million, or 16 percent. The decline for the quarter resulted from the absence of $49 million of accruals made last year for a special incentive program for union employees and pension income that was $15 million higher. Cost savings attributable to reduced employment, estimated at $27 million, were almost entirely offset by a $25 million increase in wages and health and welfare benefits for union employees. The year-to-date increase was primarily the result of the addition of Northern Region operations together with higher wage and fringe benefit costs for union employees. These increases were partially offset by the effects of reduced employment, the special incentive program last year, and pension income that was $57 million higher. Pension income in the fourth quarter of 2000 is expected to be comparable to that of 1999.

"Materials, services and rents" decreased $12 million, or 3 percent, in the third quarter, but increased $196 million, or 23 percent, for the first nine months. The decline for the quarter was primarily due to reduced maintenance expenses and lower equipment rents. The year-to-date increase was principally due to the addition of Northern Region operations, including higher maintenance expenses, equipment rents, and intermodal handling costs, and the effects of consolidating TCS. These increases were partially offset by the absence of certain costs, mostly to provide alternate transportation, related to the difficulties encountered last year in the commencement of Northern Region operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

"Conrail rents and services" declined $22 million, or 16 percent, in the third quarter, principally due to the absence of significant wind-down costs Conrail incurred in 1999. "Conrail rents and services" amounted to $364 million for the first nine months. NS' equity in Conrail's earnings for the first nine months included $13 million in the first quarter related to a gain from the sale of property (see Note 5).

"Diesel fuel" expense increased $44 million, or 59 percent, in the third quarter, and $180 million, or 113 percent, for the first nine months. Both increases reflected sharply higher average prices per gallon, up
56 percent for the quarter and 72 percent for the first nine months, and increased consumption.

"Other" expense increased $7 million, or 13 percent, in the third quarter, and $35 million, or 24 percent, for the first nine months, principally due to higher property and other taxes.

The railway operating ratio was 86.1 percent in the third quarter, compared with 90.3 percent (87.0 percent excluding the special incentive program) last year. For the first nine months, the ratio was 88.7 percent; excluding the first-quarter workforce reduction charge, the ratio would have been 86.5 percent, compared with 84.4 percent (83.1 percent excluding the special incentive program) last year. The fourth-quarter ratio is expected to improve, compared with 1999's fourth-quarter ratio of 90.7 percent. In light of the changes in its business, NS continues to review its operations for opportunities to reduce its costs.

Other Income - Net
------------------
"Other income - net" increased $57 million in the third quarter and $82 million for the first nine months, compared with last year. The increases reflected a $73 million gain in the third quarter from the sale of timber rights and a $28 million gain in the second quarter from the sale of gas and oil royalty and working interests. "Other income - net" included expenses of $8 million for the quarter and $16 million year-to-date related to the sale of accounts receivable, which commenced May 1, 2000 (see Note 3).

Provision for Income Taxes
--------------------------
The effective income tax rate was 36.5 percent for the third quarter, compared with 47.2 percent last year, and was 34.8 percent for the first nine months versus 32.7 percent last year. Excluding NS' equity in Conrail's after-tax earnings, the effective rates for the quarter and first nine months were 37.3 percent and 36.6 percent, respectively, in 2000, versus 31.5 percent and 35.3 percent, respectively, in 1999.
The lower third-quarter rate last year reflected tax credits that had a magnified effect on the rate calculation due to the lower pretax income.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


FINANCIAL CONDITION AND LIQUIDITY
                                           Sept. 30,        Dec. 31,
                                             2000             1999
                                             ----             ----
                                               ($ in millions)

     Cash and short-term investments       $ 152            $  51
     Working capital deficit               $ 986            $ 553
     Current assets to current liabilities   0.5              0.7
     Debt-to-total capitalization          56.7%            58.0%

CASH PROVIDED BY OPERATING ACTIVITIES, NS' principal source of liquidity, increased $657 million in the first nine months of 2000, compared with last year, reflecting accounts receivable sold during the period (see
Note 3). Absent this infusion of cash, operating cash flow was $241 million higher, reflecting favorable changes in working capital, including the lack of bonus payments this year. The large increase in the working capital deficit (and corresponding decrease in the ratio of current assets to current liabilities) at Sept. 30, 2000, versus at Dec. 31, 1999, reflected the use of accounts receivable sale proceeds to reduce long-term debt and higher accruals for interest payments that are due semiannually in May and November. NS currently has in place a $2.0 billion credit facility to support $1.1 billion of commercial paper outstanding at Sept. 30, 2000. As a result, NS currently has the capability to issue commercial paper to meet its more immediate working capital needs. Moreover, NS currently has not issued any securities under the $1 billion shelf registration that became effective in October 2000.

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower capital spending, reflecting the acquisition of locomotives in 2000 under an operating lease. Locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES reflects slightly higher proceeds from borrowings in 2000, coupled with significantly higher debt repayments. NS issued $600 million of debt in May 2000, using the remainder of the capacity under its November 1998 $1 billion shelf registration, and used the proceeds to retire additional commercial paper and pay down its indebtedness to PRR.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's results of operations in 2000 reflect its new structure and operations that commenced on the Closing Date (see Note 5). Conrail's major sources of revenues are now operating fees and rents from NSR and CSXT and, consequently, the composition of its operating expenses has changed. Results in 1999 reflect freight line-haul operations prior to the Closing Date.

Conrail's third-quarter net income was $35 million in 2000, compared with a net loss of $49 million in 1999. For the first nine months, net income was $131 million in 2000, compared with a net loss of $36 million in 1999. Results in 1999 included after-tax expenses of $51 million in the

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on a then recently completed actuarial valuation and to adjust certain litigation and environmental reserves related to settlements and completion of site reviews. Excluding the effects of these expenses, Conrail's net income would have been up $33 million in the quarter and about even for the first nine months. The increase for the quarter was largely the result of the absence of significant wind-down costs incurred in 1999. Conrail's year-to-date 2000 results included a $61 million gain ($37 million after taxes) in the first quarter from a property sale.

Conrail's third-quarter operating revenues were $243 million, down
$16 million, or 6 percent, and its operating expenses were $178 million, down $64 million, or 26 percent (excluding the expenses discussed above). The reduction in expenses reflected the wind-down of costs as Conrail made the transition to its current structure after the Closing Date. Conrail's operating revenues were $748 million for the first nine months of 2000, versus $1.9 billion last year, and its operating expenses were $571 million, versus $1.6 billion (excluding the expenses discussed above).
The declines in year-to-date revenues and expenses were primarily attributable to the change in its operations.

Conrail's cash provided by operating activities was $85 million for the first nine months of 2000, compared with $369 million in 1999. The decline was principally attributable to lower operating income, a result of Conrail's new structure and operations, and substantial payments in the first quarter of one-time items owed to NSR and CSXT. In the third quarter of 2000, Conrail reached an expected settlement with the Commonwealth of Pennsylvania for remediation and other costs related to Closing Date environmental sites at the Hollidaysburg and Juniata shops.

Conrail's working capital deficit was $17 million at Sept. 30, 2000, compared with $194 million at Dec. 31, 1999. The reduction was attributable to the repayment of debt that matured in May. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

LABOR AGREEMENTS

Approximately 85 percent of NS' railroad employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. Moratorium provisions of the agreements currently in force expired Dec. 31, 1999; however, the agreements remain in effect until amendments are agreed to or until the Railway Labor Act's procedures are exhausted. In late 1999, negotiations began at the national level on agreements with major labor organizations. An agreement was reached with the Brotherhood of Locomotive Engineers which represents NS' locomotive engineers. In addition, a tentative national agreement has been reached with the United Transportation Union, which represents NS' trainmen, switchmen, conductors, and, in some cases, yardmasters. That settlement requires ratification by the members before acceptance. Negotiations with the other unions are continuing on a national basis, the outcome of which is uncertain at this time.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


PROPOSED MERGER GUIDELINES

The Surface Transportation Board (STB) has now issued proposed merger guidelines which, if adopted as proposed, would increase the substantive and evidentiary standards that applicants will have to satisfy.

Prior to the STB's release of its proposed guidelines, Canadian National Railway Company and Burlington Northern Sante Fe Corporation announced the cancellation of their earlier proposal to combine their companies under common control.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. Based on the application of this consensus, which is effective in the fourth quarter, NS expects to reclassify to railway operating expenses certain charges that previously have been reported net in railway operating revenues. This change in reporting will have no effect on income from railway operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," replacing SFAS No. 125 of the same name. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. NS expects to adopt the disclosure provisions of SFAS No. 140 in its Annual Report for the year 2000. NS does not expect the provisions of SFAS No. 140 to have a material effect on its financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of any such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business, and the ability to reduce expenses.

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

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Report on Form 8-K:

               A report on Form 8-K was filed on Sept. 26, 2000, advising that the Board of Directors of Norfolk
               Southern Corporation approved the adoption of a stockholder rights plan, and attaching as exhibits the Rights Agreement (with exhibits thereto) and the related press release.

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




Date:  November 10, 2000       /s/ Dezora M. Martin
       -------------------     --------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:  November 10, 2000       /s/ John P. Rathbone
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