Form 10-K405
period 2000-12-31
NORFOLK SOUTHERN CORP
filed 2001-03-05
CIK 702165

<PAGE 1>
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                        ---------------------------

                               FORM 10-K405

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2001: $6,277,704,194.

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2001: 384,427,691 (excluding
21,363,974 shares held by registrant's consolidated subsidiaries).

                   DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 2, 2001), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                             TABLE OF CONTENTS
                             -----------------

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                  Page
                                                                  ----

Part I.    1.  Business                                              4

           2.  Properties                                            4

           3.  Legal Proceedings                                    19

           4.  Submission of Matters to a Vote of Security Holders  19

               Executive Officers of the Registrant                 19

Part II.   5.  Market for Registrant's Common Stock and
                Related Stockholder Matters                         22

           6.  Selected Financial Data                              23

           7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       30

          7A.  Quantitative and Qualitative Disclosures
                About Market Risk                                   50

           8.  Financial Statements and Supplementary Data          51

           9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 81

Part III. 10.  Directors and Executive Officers of the Registrant   82

          11.  Executive Compensation                               82

          12.  Security Ownership of Certain Beneficial Owners
                and Management                                      82

          13.  Certain Relationships and Related Transactions       82

Part IV.  14.  Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                 83

               Index to Consolidated Financial Statement Schedule   83

Power of Attorney                                                   90

Signatures                                                          90

Exhibit Index                                                       94

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

     Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). Effective Sept. 1, 1998, NW was merged with and into Norfolk Southern Railway.
As of Dec. 31, 2000, all the common stock of Norfolk Southern Railway and 16.1 percent of its voting preferred stock (resulting in 94.8 percent voting control) was owned directly by Norfolk Southern.

     Through a jointly owned entity, Norfolk Southern and CSX Corporation (CSX) own the stock of Conrail Inc., which owns the major freight railroad in the Northeast. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity. See also the discussion concerning operation of a portion of Conrail's rail assets, below.

     On March 28, 1998, Norfolk Southern closed the sale of its motor carrier company, North American Van Lines, Inc. (NAVL) (see "Discontinued Operations" on Page 42 and Note 16 on Page 78). NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations" in the accompanying financial statements.

     Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

     OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, NS and CSX, through their respective railroad subsidiaries, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in
Note 2 on Page 60, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

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

     CONTINUING OPERATIONS:

     RAILROAD OPERATIONS - As of Dec. 31, 2000, NS' railroads operated approximately 21,800 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, its railroads operate almost 17,000 miles of passing, industrial, yard and side tracks.

     In addition to the lines leased from Conrail previously discussed, NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operate over trackage owned by North
Carolina Railway Company (NCRR).

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

     Buffalo, Chicago, Hagerstown, Kansas City, Memphis, Meridian, New Orleans, Sidney/Salem and St. Louis are major gateways for interterritorial system traffic.

     TRIPLE CROWN OPERATIONS - Until April 1993, NS' intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered Trademark hereinafter abbreviated RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company
(TCSC), a partnership in which subsidiaries of NS and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS (which was renamed TCS Leasing, Inc.) is operated by TCSC. From April 1, 1993, to June 1, 1999, the revenues of TCSC were not consolidated with the results of NS; however, effective June 1, 1999, NS gained control of TCSC and, therefore, now includes TCSC's results in its consolidated financial statements. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment and domestic containers in major traffic corridors, including those between New York and Chicago, Chicago and Atlanta, and Atlanta and New York.

     RAILWAY OPERATING REVENUES - NS' total railway operating revenues were $6.2 billion in 2000. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table. The prior year "chemicals"and
"agriculture/consumer products/government" groups have been reclassified to conform to the year 2000 presentation.

                                   Year Ended December 31,
Principal Sources of --------------------------------------------------
Railway Operating
Revenues                   2000      1999      1998      1997     1996
--------------------       ----      ----      ----      ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues                 $1,435    $1,322    $1,252    $1,301   $1,305
   % of total revenues         23%       25%       29%       31%      32%
  Shipments                 1,687     1,519     1,310     1,324    1,310
   % of total shipments        25%       25%       27%       28%      29%
  Revenue Yield            $  850    $  870    $  955    $  983   $  996

AUTOMOTIVE
  Revenues                 $  921    $  746    $  577    $  492   $  489
   % of total revenues         15%       14%       13%       11%      12%
  Shipments                   692       611       487       361      354
   % of total shipments        10%       10%       10%       7%        8%
  Revenue Yield            $1,331    $1,220    $1,186    $1,364   $1,379

CHEMICALS
  Revenues                 $  756    $  641    $  492    $  504   $  482
   % of total revenues         13%       12%       12%       12%      12%
  Shipments                   453       394       315       316      299
   % of total shipments         6%        7%        7%        7%       6%
  Revenue Yield            $1,668    $1,627    $1,559    $1,595   $1,612

METALS/CONSTRUCTION
  Revenues                 $  689    $  567    $  375    $  369   $  355
   % of total revenues         11%       11%        9%        9%       9%
  Shipments                   757       587       372       374      359
   % of total shipments        11%       10%        8%        8%       8%
  Revenue Yield            $  911    $  965    $1,008    $  987   $  989

PAPER/CLAY/FOREST
  Revenues                 $  630    $  578    $  535    $  539   $  514
   % of total revenues         10%       11%       13%       13%      12%
  Shipments                   491       465       445       457      438
   % of total shipments         7%        8%        9%       10%      10%
  Revenue Yield            $1,285    $1,243    $1,202    $1,178   $1,172

AGR./CONSUMER PRODUCTS/GOVT.
  Revenues                 $  609    $  539    $  468    $  476   $  474
   % of total revenues         10%       11%       11%       11%      11%
  Shipments                   525       489       441       455      462
   % of total shipments         8%        8%        9%        9%      10%
  Revenue Yield            $1,160     1,103    $1,063    $1,046   $1,026



                                   Year Ended December 31,
Principal Sources of --------------------------------------------------
Railway Operating
Revenues                   2000      1999      1998      1997      1996
--------------------       ----      ----      ----      ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues                $1,119    $  849    $  555    $  568    $  499
   % of total revenues        18%       16%       13%       13%       12%
  Shipments                2,242     1,896     1,443     1,472     1,331
   % of total shipments       33%       32%       30%       31%       29%
  Revenue Yield           $  499    $  448    $  385    $  386    $  375

Total Railway Operating
 Revenues                 $6,159    $5,242    $4,254    $4,249    $4,118
Total Railway Shipments    6,847     5,961     4,813     4,759     4,553
Railway Revenue Yield     $  900    $  879    $  884    $  893    $  904


Note: Effective in 2000, NS adopted the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board
(FASB) concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. As a result of the application of the consensus, NS has reclassified to railway operating expenses certain charges that previously have been reported net with railway operating revenues. This change in reporting has no effect on income from railway operations. Prior period amounts have been reclassified to conform to the current presentation.


     COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues. The railroads originated 156 million tons of coal, coke and iron ore in 2000 and handled a total of 175 million tons. Originated tonnage and total tons handled increased due to a full year of operations in the Northern Region. Revenues from coal, coke and iron ore accounted for about 23 percent of NS' total railway operating revenues in 2000.

     The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

                     Tons of Coal, Coke and Iron Ore (Millions)
                     --------------------------------------------

                     2000     1999      1998      1997      1996
                     ----     ----      ----      ----      ----

     Originated       156     138       119       119       117
     Received          19      20        15        15        13
                     ----     ----      ----      ----      ----
     Handled          175     158       134       134       130
                     ====     ====      ====      ====      ====

     Of the 156 million tons of coal, coke and iron ore originated on lines operated by NS' railroads in 2000, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia               50
          Virginia                    34
          Pennsylvania                24
          Kentucky                    23
          Ohio                         8
          Indiana                      7
          Alabama                      4
          Illinois                     4
          Tennessee                    1
          Other                        1
                                     ---
                                     156
                                     ===

     Of the 175 million tons handled, approximately 20 million tons moved for export, principally through NS' pier facilities at Norfolk (Lamberts Point), Virginia; 25 million tons moved to domestic and Canadian steel industries; 119 million tons of steam coal moved to electric utilities; and 11 million tons moved to other industrial and miscellaneous users.

     NS' railroads moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 9 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

     Total coal handled through all system ports in 2000 was 40 million tons. Of this total, 19 million tons (including coastwise traffic) moved through Lambert's Point and 4 million tons moved through the Baltimore Terminal.

     The quantities of NS export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------

             2000      1999      1998      1997      1996
             ----      ----      ----      ----      ----
              16        17        24        28        26

     See the discussion of coal traffic, by type of coal, in Part II,
Item 7, "Management's Discussion and Analysis."

     MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government. Total merchandise revenues in 2000 were $4.7 billion, a 21 percent increase, compared with 1999. Merchandise carloads and intermodal units handled in 2000 were 5.16 million, compared with
4.44 million handled in 1999, an increase of 16 percent. The increases in revenues and carloads reflect a full year of operations in the Northern Region.

     In 2000, 164 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown,
St. Louis/East St. Louis and Louisville.

     Revenues in all six market groups comprising merchandise traffic increased in 2000, due to a full year of operations in the Northern Region.

     See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

     RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years, including operations in the Northern Region that commenced
June 1, 1999:

                                         Year Ended December 31,
                                  --------------------------------------
                                 2000    1999     1998     1997     1996
                                 ----    ----     ----     ----     ----

Revenue ton miles (billions)      197      167       135     137      131
Freight train miles
 traveled (millions)             74.4     61.5      53.0    49.7     49.4
Revenue per ton mile          $0.0312  $0.0315   $0.0316  $0.0310  $0.0315
Revenue tons per train          2,653    2,710     2,539   2,755    2,648
Revenue ton miles
 per man-hour worked            2,888    2,577     2,659   2,930    2,787
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues             89.7%    86.3%     75.3%   71.5%    71.7%

     FREIGHT RATES - In 2000, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

     In 2000, NS' railroads were found by the STB not to be "revenue adequate" based on results for the year 1999. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

     PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina. Commuter trains are operated on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since June 1, 1999, Norfolk Southern Railway has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania.

     Also since June 1, 1999, through its operation of PRR's routes, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railway Company and Maryland DOT. Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

     NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in telecommunications, the acquisition and subsequent leasing of coal, oil, gas and timberlands, the development of commercial real estate and the leasing or sale of rail property and equipment. In 2000, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial
Accounting Standards No. 131.

     RAILWAY PROPERTY:

     EQUIPMENT - As of Dec. 31, 2000, NS owned or leased the following units of equipment:

                                Number of Units
                         ----------------------------      Capacity
                         Owned*     Leased**    Total    of Equipment
                         -----      ------      -----    ------------

Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,251     1,028        3,279    10,792,300
  Switching                 106       113          219       319,800
  Auxiliary units            59        18           77            --
                         ------    ------      -------    ----------
    Total locomotives     2,416     1,159        3,575    11,112,100
                         ======    ======      =======    ==========

Freight Cars:                                                  (Tons)
  Hopper                 20,484     5,634       26,118     2,746,297
  Box                    18,802     5,296       24,098     1,881,269
  Covered Hopper         11,349     3,516       14,865     1,617,580
  Gondola                28,551    11,293       39,844     4,260,435
  Flat                    4,008     1,409        5,417       392,862
  Caboose                   180        77          257            --
  Other                   3,900        --        3,900       213,029
                         ------    ------      -------    ----------
    Total freight cars   87,274    27,225      114,499    11,111,472
                         ======    ======      =======    ==========

Other:
  Work equipment          5,771     2,101        7,872
  Vehicles                3,684     1,720        5,404
  Highway trailers
   and containers           426     7,779        8,205
  RoadRailers(RT)         5,577        --        5,577
  Miscellaneous           1,450     9,241       10,691
                         ------    ------      -------
    Total other          16,908    20,841       37,749
                         ======    ======      =======

     * Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

    ** Includes 982 locomotives, 18,404 freight cars and 3,830 units of other equipment leased from PRR.

     The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2000:

                                    Year Built
             ------------------------------------------------------------
                                             1990-  1984-  1983 &
             2000   1999   1998  1997 1996   1995   1989   Before   Total
             ----   ----   ----  ---- ----   ----   ----   ------   -----

Locomotives:
 Number of
  units       35    147    119    120   119    334     403   1,139  2,416
Percent of
  fleet       1%     6%     5%     5%    5%    14%     17%     47%   100%

Freight cars:
 Number of
  units      106    503  1,567  1,076   987  7,108   3,870  72,057 87,274
 Percent of
  fleet       --     1%     2%     1%    1%     8%      4%     83%   100%

     The average age of the freight car fleet at Dec. 31, 2000, was
24.6 years. During 2000, 1,569 freight cars were retired. As of Dec. 31, 2000, the average age of the locomotive fleet was 16.1 years. During 2000, 20 locomotives, the average age of which was 24.5 years, were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.


                                         Annual Average Bad Order Ratio
                                      -----------------------------------
                                      2000    1999   1998    1997   1996
                                      ----    ----   ----    ----   ----
Freight Cars (excluding cabooses):
    NS Rail                           5.7%    3.7%   4.1%    4.6%   4.8%

Locomotives:
    NS Rail                           5.5%    5.3%   4.3%    5.0%   4.5%

     Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars that were not in high demand. The ratio had declined more recently as a result of a disposition program, which is expected to be accelerated in 2001, for underutilized, unserviceable and overage revenue cars. The ratio rose in 2000 as a result of decreased maintenance activity. The locomotive bad order ratio rose in 1997, particularly in the early months of the year, as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a level nearer that of prior years. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures. The ratio remained high in 2000 as maintenance activities were curtailed in response to a slowing economy.

     TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the approximately
31,900 miles of track maintained as of Dec. 31, 2000, about 22,100 were laid with welded rail.

     The density of traffic on running tracks (main line trackage plus passing tracks) during 2000 was as follows:

                Gross tons of
                freight carried
                per track mile      Track miles of     Percent
                (Millions)          running tracks*    of total
                ---------------     --------------     --------

                0-4                     7,821             34
                5-19                    6,590             29
                20 and over             8,598             37
                                       ------            ---
                                       23,009            100
                                       ======            ===

       *    Excludes trackage rights.

     The following table summarizes certain information about NS' track roadway additions and replacements during the past five years:

                                        2000   1999    1998   1997    1996
                                        ----   ----    ----   ----    ----

     Track miles of rail installed        392    403     429    451     401
     Miles of track surfaced            3,687  5,087   4,715  4,703   4,686
     New crossties installed
      (millions)                          1.5    2.3     2.0    2.2     1.9

     MICROWAVE SYSTEM - The NS microwave system, consisting of
8,374 radio path miles, 443 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

     TRAFFIC CONTROL - Of a total of 21,800 road miles operated by NS, excluding trackage rights over foreign lines, 8,420 road miles are governed by centralized traffic control systems (of which 1,490 miles are controlled by data radio from 135 microwave site locations and 460 miles are cab-signal only) and 3,070 road miles are equipped for automatic block system operation.

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

     ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $816 million as of Dec. 31, 2000, and $930 million at Dec. 31, 1999.

     CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

                                    Capital Expenditures
                         -------------------------------------------
                          2000     1999    1998     1997     1996
                          ----     ----    ----     ----     ----
                                 (In millions of dollars)

     Road                $  557  $   559  $  612   $  599   $  438
     Equipment              146      349     442      306      326
     Other property          28        4       6       24       25
                         ------   ------  ------   ------   ------
          Total          $  731  $   912  $1,060   $  929   $  789
                         ======   ======  ======   ======   ======

     Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2001, NS has budgeted $806 million of capital spending. See the discussion following "Cash used for investing activities," on Page 43 in Part II, Item 7, "Management's Discussion and Analysis."

     ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 47 in
Part II, Item 7, "Management's Discussion and Analysis," and in Note 17 to the Consolidated Financial Statements on Page 78.

     EMPLOYEES - NS employed an average of 33,738 employees in 2000, compared with an average of 31,166 in 1999. The increase reflects the substantial number of former Conrail employees who became NS employees on June 1, 1999 and therefore are included in the year 2000 average for a full year. The approximate average cost per employee during 2000 was $51,000 in wages and $21,000 in employee benefits.

     Approximately 85 percent of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. See the discussion of "Labor Agreements" on Page 48 in Part II, Item 7, "Management's Discussion and Analysis."

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

     Efforts may be made in 2001 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

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

Item 3.   Legal Proceedings.
------    -----------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


Executive Officers of the Registrant.
------------------------------------

     Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2001, relating to the executive officers.

                                     Business Experience During Past
Name, Age, Present Position          Five Years
---------------------------          ------------------------------------

David R. Goode, 60,                  Present position since September
  Chairman, President and              1992.
  Chief Executive Officer

L. I. Prillaman, 57,                 Present position since August 1998;
  Vice Chairman and                    prior thereto was Executive Vice
  Chief Marketing Officer              President-Marketing

Stephen C. Tobias, 56,               Present position since August 1998;
  Vice Chairman and                    prior thereto was Executive Vice
  Chief Operating Officer              President-Operations.

Henry C. Wolf, 58,                   Present position since August 1998;
  Vice Chairman and                    prior thereto was Executive Vice
  Chief Financial Officer              President-Finance.

John F. Corcoran, 60,                Present position since August 1997;
  Senior Vice President-               prior thereto was Vice President-
  Public Affairs                       Public Affairs.

                                     Business Experience During Past
Name, Age, Present Position          Five Years
---------------------------             -----------------------------------

John W. Fox, Jr., 53,                Present position since December 1999;
  Senior Vice President-               prior thereto was Vice President-
  Coal Marketing                       Coal Marketing.

James A. Hixon, 47,                  Present position since February 1, 2001.
  Senior Vice President-               Served as Senior Vice President-
  Administration                       Employee Relations from November 1999
                                       to February 1, 2001, and prior thereto
                                       was Vice President-Taxation.

J. Gary Lane, 51,                    Present position since April 1, 2000.
  Senior Vice President-Law            Served as Senior General Counsel
                                       from November 1999 to April 1, 2000,
                                       General Counsel-Corporate from April
                                       1996 to November 1999, and prior
                                       thereto was General Solicitor.

James W. McClellan, 61,              Present position since August 1998;
  Senior Vice President-               prior thereto was Vice President-
  Planning                             Strategic Planning.

Kathryn B. McQuade, 44,              Present position since April 1, 2000.
  Senior Vice President-               Served as Vice President- Financial
  Financial Planning                   Planning from August 1998 to
                                       April 1, 2000, and prior thereto
                                       was Vice President-Internal Audit.

Charles W. Moorman, 49,              Present position since October 1999;
  President-Thoroughbred               prior thereto was Vice President-
  Technology and                       Information Technology.
  Telecommunications, Inc.

John P. Rathbone, 49,                Present position since April 1, 2000;
  Senior Vice President                prior thereto was Vice President
  and Controller                       and Controller.

Stephen P. Renken, 57,               Present position since February 1, 2001.
  Senior Vice President-               Served as Vice President-Information
  Chief Information Officer            Technology from September 1999 to
                                       February 1, 2001, Assistant Vice
                                       President-Program Management from
                                       December 1997 to September 1999, and
                                       prior thereto was a consultant to NS.

                                     Business Experience During Past
Name, Age, Present Position          Five Years
---------------------------             -----------------------------------

John M. Samuels, 57,                 Present position since April 1, 2000;
  Senior Vice President-               Served as Vice President-Operations
  Operations Planning and              Planning and Budget from January
  Support                              1998 to April 1, 2000; prior
                                       thereto was Vice President-
                                       Operating Assets of Conrail.

Donald W. Seale, 48,                 Present position since December 1999;
  Senior Vice President-               prior thereto was Vice President-
  Merchandise Marketing                Merchandise Marketing.

                                  PART II
                                  -------

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.   Market for Registrant's Common Stock and Related
------    ------------------------------------------------
          Stockholder Matters.
          -------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   STOCK PRICE AND DIVIDEND INFORMATION
                                (Unaudited)

     The Common Stock of Norfolk Southern Corporation, owned by 53,194 stockholders of record as of Dec. 31, 2000, is traded on the New York
Stock Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 2000 and 1999.

                                        Quarter
                      ----------------------------------------------
   2000                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $  22-3/4   $ 19-11/16   $  19-3/4   $   15-5/8
  Low                 12-11/16      14-3/16      14-1/8     11-15/16
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20


   1999                  1st        2nd          3rd         4th
   ----                  ---        ---          ---         ---
Market price
  High               $ 32-3/16   $  36-7/16   $ 31-5/16   $   25-3/8
  Low                   26-1/4       25-1/2      24-1/8       19-5/8
Dividends per share  $    0.20   $     0.20   $    0.20   $     0.20

Item 6.   Selected Financial Data.
------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1997 - 2000
                                 Page One

                                2000(1)    1999(2)     1998       1997
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues  $   6,159   $  5,242   $   4,254  $   4,249
Railway operating expenses      5,526      4,524       3,202      3,036
                            ---------  ---------   ---------  ---------
   Income from
    railway operations            633        718       1,052      1,213

Other income - net                168        164         309        170
Interest expense on debt          551        531         516        385
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    income taxes                  250        351         845        998

Provision for income taxes         78        112         215        299
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    accounting changes            172        239         630        699

Discontinued operations (3)        --         --         104         22
Cumulative effect
 of accounting changes             --         --          --         --
                            ---------  ---------   ---------  ---------
        Net income          $     172   $    239   $     734  $     721
                            =========  =========   =========  =========

PER SHARE DATA
Net income - basic          $    0.45   $   0.63   $    1.94  $    1.91
Net income - diluted        $    0.45   $   0.63   $    1.93  $    1.90
Dividends                   $    0.80   $   0.80   $    0.80  $    0.80
Stockholders' equity
 at year end                $   15.16   $  15.50   $   15.61  $   14.44

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1997 - 2000
                                 Page Two

                                2000(1)    1999(2)     1998       1997
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                $  18,976   $ 19,250   $  18,180  $  17,350
Total long-term debt,
 including current
 maturities                 $   7,636   $  8,059   $   7,624  $   7,459
Stockholders' equity        $   5,824   $  5,932   $   5,921  $   5,445

OTHER

Capital expenditures        $     731   $    912   $   1,060  $     929

Average number of shares
 outstanding (thousands)      383,358    380,606     378,749    376,593

Number of stockholders
 at year end                   53,194     51,123      51,727     50,938

Average number of employees:
  Rail                         33,344     30,897      24,185     23,323
  Nonrail (3)                     394        269         115      2,494
                            ---------  ---------   ---------  ---------

        Total                  33,738     31,166      24,300     25,817
                            =========  =========   =========  =========

NOTES
(1) 2000 operating expenses include $165 million in work-force reduction costs for early retirement and separation programs. These costs reduced net income by $101 million, or 26 cents per diluted share.
(2) On June 1, 1999, NS began operating a substantial portion of Conrail's properties. As a result, both its railroad route miles and the number of its railroad employees increased by approximately 50% on that date.
(3) In 1998, NS sold all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. (NAVL), for $207 million and recorded a $90 million pretax ($105 million, or 28 cents per diluted share, after-tax) gain. Accordingly, NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations."

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1993 - 1996
                                 Page One

                                1996       1995        1994      1993(4)
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues  $   4,118   $  4,028   $   3,921  $   3,746
Railway operating expenses      2,953      2,966       2,878      2,831
                            ---------  ---------   ---------  ---------
   Income from
    railway operations          1,165      1,062       1,043        915

Other income - net                117        140          86        135
Interest expense on debt          116        113         101         98
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    income taxes                1,166      1,089       1,028        952

Provision for income taxes        413        391         372        370
                            ---------  ---------   ---------  ---------
   Income from continuing
    operations before
    accounting changes            753        698         656        582

Discontinued operations (3)        17         15          12       (33)
Cumulative effect
 of accounting changes             --         --          --        223
                            ---------  ---------   ---------  ---------
        Net income          $     770   $    713   $     668  $     772
                            =========  =========   =========  =========

PER SHARE DATA
Net income - basic          $    2.03   $   1.81   $    1.63  $    1.85
Net income - diluted        $    2.01   $   1.80   $    1.62  $    1.83
Dividends                   $0.74-2/3   $0.69-1/3  $    0.64  $    0.62
Stockholders' equity
 at year end                $   13.26   $  12.47   $   11.73  $   11.12

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1993 - 1996
                                 Page Two

                                1996       1995        1994      1993(4)
                                ----       ----        ----       ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                $  11,234   $ 10,718   $  10,403  $  10,301
Total long-term debt,
 including current
 maturities                 $   1,856   $  1,638   $   1,619  $   1,594
Stockholders' equity        $   4,977   $  4,829   $   4,685  $   4,621

OTHER

Capital expenditures        $     789   $    757   $     707  $     639

Average number of shares
 outstanding (thousands)      379,372    392,987     408,904    418,243

Number of stockholders
 at year end                   50,748     53,401      52,442     51,884

Average number of employees:
  Rail                         23,361     24,488      24,710     25,531
  Nonrail                       2,469      2,456       2,458      3,773
                            ---------  ---------   ---------  ---------
        Total                  25,830     26,944      27,168     29,304
                            =========  =========   =========  =========

NOTES

(4) 1993 results include an increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate, which reduced net income by $54 million, or 13 cents per diluted share. "Discontinued operations" includes a $50 million pretax charge for the disposition of two NAVL businesses.
     Net income also reflects two accounting changes, the cumulative effect of which increased 1993 net income by $223 million, or 53 cents per diluted share: a change in accounting for income taxes increased net income by $467 million, with a corresponding reduction in deferred taxes, and changes in accounting for postretirement and postemployment benefits decreased net income by $244 million.

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1990 - 1992
                                 Page One

                                     1992         1991(5)     1990
                                     ----         ----        ----
                               ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues       $   3,777    $   3,654   $   3,786
Railway operating expenses           2,851        3,345       2,969
                                 ---------    ---------   ---------
   Income from
    railway operations                 926          309         817

Other income - net                      97          131         142
Interest expense on debt               109           99          78
                                 ---------    ---------   ---------
   Income from continuing
    operations before
    income taxes                       914          341         881

Provision for income taxes             328          112         316
                                 ---------    ---------   ---------
   Income from continuing
    operations before
    accounting changes                 586          229         565

Discontinued operations (3 and 5)      (28)        (199)         (9)
Cumulative effect
 of accounting changes                  --           --          --
                                 ---------    ---------   ---------
        Net income               $     558    $      30   $     556
                                 =========    =========   =========

PER SHARE DATA
Net income - basic               $    1.31    $    0.07   $    1.14
Net income - diluted             $    1.30    $    0.07   $    1.14
Dividends                        $    0.60    $0.53-1/3   $0.50-2/3
Stockholders' equity
 at year end                     $   10.05    $    9.55   $   10.52

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       ELEVEN-YEAR FINANCIAL REVIEW
                                1990 - 1992
                                 Page Two


                                     1992         1991(5)     1990
                                     ----         ----        ----
                               ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                     $  10,188    $   9,959   $  10,326
Total long-term debt,
 including current
 maturities                      $   1,648    $   1,387   $   1,122
Stockholders' equity             $   4,233    $   4,093   $   4,912

OTHER

Capital expenditures             $     628    $     688   $     605

Average number of shares
 outstanding (thousands)           424,378      443,276     486,284

Number of stockholders
 at year end                        51,200       53,725      56,187

Average number of employees:
  Rail                              25,650       27,366      28,697
  Nonrail                            4,485        4,586       4,584
                                 ---------    ---------   ---------
        Total                       30,135       31,952      33,281
                                 =========    =========   =========

NOTES

(5) 1991 operating expenses include a $483 million charge primarily for labor force reductions. "Discontinued operations" includes a $197 million charge primarily for the write-down of the goodwill portion of NS' investment in NAVL. These charges reduced net income by $498 million, or $1.12 per diluted share.

------    -----------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                              Table of Graphs
              Included with the Eleven-Year Financial Review

     The following financial information appears as three (3) separate graphs with the Eleven-Year Financial Review in the 2000 Norfolk Southern
Corporation Annual Report to Stockholders.

(millions)                  2000*   1999     1998     1997     1996    1995*
----------                  ----    ----     ----     ----     ----    ----
NET INCOME                  $273    $239     $734     $721     $770    $733

(dollars)                   2000*   1999     1998     1997     1996    1995*
---------                   ----    ----     ----     ----     ----    ----
EARNINGS PER SHARE-DILUTED  $0.71   $0.63    $1.93    $1.90    $2.01   $1.86

       * 2000 excludes work-force reduction costs that reduced net income by $101 million and diluted earnings per share by 26 cents. 1995 excludes an early retirement charge that reduced net income by $20 million and diluted earnings per share by 6 cents.

       In 2000, excluding the work-force reduction costs, net income increased 14% and diluted earnings per share increased 13%, compared with results in 1999. The improvement reflected gains from the sale of nonoperating properties and higher income from railway operations.



(millions)               2000    1999     1998     1997     1996    1995
----------               ----    ----     ----     ----     ----    ----
CAPITAL EXPENDITURES     $731    $ 912    $1,060   $929     $789    $ 757

       NS has made more than $5 billion of capital expenditures since 1995 -- demonstrating a commitment to make the investments necessary to support safe, efficient and reliable operations and revenue growth.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 53 and the Eleven-Year Financial Review beginning on Page 23.

OPERATIONS OVER CONRAIL'S LINES

     Results for 2000 reflect the first full year of operations over Conrail's lines. On June 1, 1999 (the "Closing Date"), NS' railroad subsidiary (Norfolk Southern Railway Company [NSR]) began operating a substantial portion of Conrail's properties (NSR's "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 2 on Page 60). As a result, both the railroad route miles operated by NSR and the number of its railroad employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former Norfolk Southern railroad system and seven months (June through December) of operating the present system, which includes the Northern Region.
     Results in 1999 were adversely affected by difficulties encountered in the assimilation of the Northern Region into NSR's existing system that resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation.

SUMMARIZED RESULTS OF OPERATIONS

2000 Compared with 1999
-----------------------
     Net income in 2000 was $172 million, down 28%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $101 million, or 26 cents per diluted share. Excluding these costs, net income would have been $273 million, up 14%. The increase resulted from gains from the sale of nonoperating properties (see Note 3 on Page 63) and higher income from railway operations, compared with a weak 1999.
     Diluted earnings per share were 45 cents, down 29%. Excluding the effects of the work-force reduction costs, diluted earnings per share were up 13%.

1999 Compared with 1998
-----------------------
     Net income in 1999 was $239 million, a decrease of 67%. Net income in 1998 included the $105 million gain from the sale of NS' former motor carrier subsidiary (see Note 16 on Page 78). Income from continuing operations, which excludes both the motor carrier's results of operations prior to its sale and the gain from its sale, declined 62%. The decrease resulted from lower income from railway operations and from lower Conrail earnings before the Closing Date. The decline in income from railway operations reflected the difficulties in integrating the Northern Region and a sharp decline in export coal traffic.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     Diluted earnings per share of 63 cents were down 67%. Diluted earnings per share from continuing operations were down 62%.

                      INCOME FROM RAILWAY OPERATIONS
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000*   1999     1998     1997     1996    1995*
               ----    ----     ----     ----     ----    ----
             $  798   $  718   $1,052   $1,213  $1,165   $1,096

       Income from railway operations increased 11% in 2000, despite a sharp rise in diesel fuel prices, reflecting a full year of Northern Region operations.

       * 2000 excludes $165 million of work-force reduction costs. 1995 excludes a $34 million charge for an early retirement program.


DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $6.2 billion in 2000, $5.2 billion in 1999, and $4.3 billion in 1998. Revenues in 2000 and 1999 include results of operations in the Northern Region for 12 months and seven months, respectively. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP

     ($ in millions)                     2000      1999      1998
     ---------------                     ----      ----      ----

     Coal                               $1,435    $1,322    $1,252
     General merchandise:
        Automotive                         921       746       577
        Chemicals                          756       641       492
        Metals/construction                689       567       375
        Paper/clay/forest                  630       578       535
        Agriculture/consumer products/
          government                       609       539       468
                                        ------    ------    ------
     General merchandise                 3,605     3,071     2,447
     Intermodal                          1,119       849       555
                                        ------    ------    ------
          Total                         $6,159    $5,242    $4,254
                                        ======    ======    ======

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     In 2000, revenues increased for all market groups, reflecting a full year of handling Northern Region traffic. Revenues for the last seven months, a comparison that fully includes the Northern Region in both years, improved, reflecting recovery of most of the diverted traffic and new business. However, weakness in the economy resulted in lower revenues very late in the year. As shown in the following table, the full-year volume gains attributable to expanded operations produced most of the revenue increase.

                RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                           Increases (Decreases)
     ($ in millions)                    2000 vs. 1999       1999 vs. 1998
     ---------------                    -------------       -------------
     Volume                             $779                $1,015
     Revenue per unit/mix                138                   (27)
                                        ----                ------
          Total                         $917                $  988
                                        ====                ======

     Revenue per unit improved in most market groups, principally due to the effects of Northern Region traffic and increased rates. About one-half of the revenue per unit increase for the intermodal market group was attributable to the effects of the consolidation of Triple Crown Services Company (TCS) revenues.
     In 1999, revenues increased for all market groups as a result of Northern Region traffic. Prior to the Closing Date, revenues for all market groups, except automotive, were below or even with those of the prior year. Revenue per unit improved principally due to the effects of consolidating TCS' revenues and Northern Region traffic; however, the effects of changes in the mix of traffic, most notably reduced export coal traffic, more than offset the revenue-per-unit improvements.

     COAL tonnage increased 11% in 2000, and revenues increased 9%, reflecting a full year of Northern Region traffic. Revenue per unit declined, a result of a higher proportion of traffic with a shorter length of haul, principally attributable to a full year of Northern Region operations. Coal revenues represented 23% of total railway operating revenues in 2000, and 89% of NS' coal shipments originated on lines it operated. In 1999, coal tonnage increased 18%, but revenues increased only 5%. The positive revenue effects of handling Northern Region tonnage were largely offset by the significant drop in export coal tonnage. In addition, a larger proportion of the Northern Region traffic is shorter-haul (lower revenue-per-unit) traffic.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                   TOTAL COAL, COKE AND IRON ORE TONNAGE
     (In millions of tons)              2000      1999      1998
     ---------------------              ----      ----      ----
     Utility                            119       108        83
     Export                              20        18        25
     Domestic metallurgical              25        22        18
     Other                               11        10         8
                                        ----      ----      ----
          Total                         175       158       134
                                        ====      ====      ====

     Utility coal traffic increased 11% in 2000, reflecting a full year of Northern Region operations. The effects of expanded operations were somewhat offset by coal production problems at several NS-served mines, unanticipated outages at some NS-served utility plants, large stockpiles at the beginning of the year and mild summer weather in portions of NS' service territory. In 1999, utility coal traffic increased 30%, due to the expansion of operations into the Northern Region after the Closing Date.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to grow rapidly, and coal-fired generation remains the cheapest marginal source of electricity. Several underutilized coal-fired power plants are making the transition from peak-only generation to full-time generation. In addition, natural gas prices reached record levels in 2000 and are anticipated to remain higher than historical levels for the near future, further improving the competitive position of coal-fired generation.
     Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposes more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000. Many of the mines served by NS produce coals that satisfy Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS-served utilities should continue to provide a market for other NS-served mines for nearly a decade. However, several federal environmental regulatory initiatives continued to be pursued during 2000. Many of the rules that have been promulgated to date are in litigation. If the rules survive litigation and are implemented, they could increase the cost of coal-fired generation and potentially adversely affect the value of the sulfur dioxide allowance bank. Also, the Kyoto Protocol, if ratified and implemented, could put additional cost pressures on coal-fired generation.
     A 1999 decision by a federal district court judge in West Virginia held that some common mountaintop mining practices in the coal industry are illegal. There are a small number of mountaintop mining operations on NS' lines; however, if sustained, the decision could have an adverse effect on these operations and on NS' coal traffic, revenues and royalties (see Note 3 on Page 63, "Royalties from coal"). A decision by the appellate court is expected in 2001. The district court's ruling already has made coal mine permitting a more arduous and lengthy process.

     Export coal tonnage increased 8% in 2000, a result of a full year of access to Baltimore through the Northern Region, mitigated by lower tonnage through Lambert's Point. Several additional factors also adversely affected export coal traffic volume. Delayed settlements between buyers and sellers in the spring postponed shipments of some export tonnage. Foreign buyers ultimately intended to purchase additional U.S. metallurgical coal, but production capacity available for export had been diminished by two years of dramatically lower prices. Toward the end of 2000, production difficulties at several large NS-served mines significantly reduced tonnage available for export. Limited supplies overall prevented other coal producers from providing substitute coal.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     In 1999, export coal tonnage decreased 28%, despite the expansion of operations into the Northern Region. The lower traffic resulted from reduced demand for U.S. coking coal (in part, the result of a strong U.S. dollar), productivity gains made by foreign producers, lower ocean transportation rates and lower foreign royalties. Steam coal exports continued to be noncompetitive on price, making domestic markets more attractive for U.S. producers.
     Export tonnage is expected to continue to be limited by supply and competition from Australian coals. In addition, environmental issues concerning carbon-based fuels could increase pressure to reduce their use.

     Domestic metallurgical coal, coke and iron ore traffic increased 17% in 2000, due to a full year of Northern Region operations. In addition, increased production in the first half of the year and gains in NS' market share contributed to the higher traffic. However, the softening economy and increased steel imports diminished blast furnace production rates, sharply reducing demand for raw materials.
     In 1999, domestic metallurgical coal, coke and iron ore traffic increased 22%, as the addition of Northern Region traffic more than offset the effects of reduced U.S. steel production. Lower-priced steel imports led to reduced production levels at integrated steel manufacturers, especially through the first three quarters of 1999, thereby lowering demand for raw materials.
     Domestic metallurgical coal, coke and iron ore traffic is expected to continue to suffer from the effects of the slowing economy. Curtailed steel production levels are expected to continue in the near term, which could further weaken the steel industry. In 2000, an Alabama steel producer closed permanently, and several others filed for Chapter 11 bankruptcy protection. Long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coke.

     Other coal traffic, principally steam coal shipped to manufacturing plants, increased 4% in 2000, reflecting a full year of handling Northern Region traffic; however, this was mitigated by the loss of some traffic to competitors. Other coal traffic increased 25% in 1999, due to the commencement of operations in the Northern Region.

                                   COAL
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

                     2000    1999    1998     1997     1996     1995
                     ----    ----    ----     ----     ----     ----
       Export      $  201   $ 204   $  314   $  380   $  374   $  353
       Domestic     1,234   1,118      938      921      931      915
                   ------   ------  ------   ------   ------   ------
                   $1,435   $1,322  $1,252   $1,301   $1,305   $1,268
                   ======   ======  ======   ======   ======   ======

       Revenues increased $113 million, or 9%, in 2000, due to the effects of a full year of Northern Region traffic. This group includes utility coal, export coal, domestic metallurgical coal and industrial coal, coke and iron ore.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     GENERAL MERCHANDISE traffic volume (carloads) increased 15% in 2000, and revenues increased 17%, principally due to a full year of operating the Northern Region. In 1999, traffic volume increased 24%, and revenues increased 26%, reflecting the commencement of operations in the Northern Region; however, service issues resulted in traffic diversions in all market groups.

     Automotive traffic volume increased 13%, and revenues increased 23% in 2000, reflecting a full year of Northern Region operations, record vehicle production and the recapture of business diverted because of service issues after the Closing Date. The carload increase was less than the revenue increase principally due to the effects of a redesign of the mixing center network. This redesign improves vehicle velocity through the network and includes changes in traffic flows that resulted in a decline in carloads, with no corresponding decrease in revenues.
     In 1999, automotive traffic volume increased 26%, and revenues increased 29%, largely due to the expansion of operations into the Northern Region and record vehicle production. The NS-served Toyota plant in Princeton, Ind., and the vehicle parts distribution center in Dayton, Ohio, which were new in 1999, also contributed to the increase. However, design and service issues and equipment shortages caused by extended cycle times adversely affected NS' mixing center network. In addition, service issues after the Closing Date resulted in significant traffic diversions.
     Automotive revenues in 2001 are expected to be down, reflecting an anticipated decline in light vehicle production from the record level of 2000.

                                AUTOMOTIVE
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $921     $746    $ 577    $ 492    $489     $449

       Revenues increased $175 million, or 23%, in 2000, due to a full year of operations in the Northeast and record vehicle production. This group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota.

     Chemicals traffic volume increased 15%, and revenues increased 18% in 2000, due to a full year of Northern Region operations and the return of traffic that had been diverted because of service issues after the Closing Date. Shipments of miscellaneous chemicals, chlorine, caustic soda and plastics continued to rebound, but sulfur carloads were down due to weak fertilizer markets. Chemicals shipments continued to increase through NS' Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on NS-served lines.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     In 1999, chemicals traffic volume increased 25%, and revenues increased 30%, due to the addition of Northern Region traffic. Chemical production increased slightly during the year, and shipments of chlorine, caustic soda and PVC plastics rebounded from 1998 levels, benefiting from an improved Asian economy. The location of new and expanded processing plants on lines NS serves increased shipments of plastic pellets. Chemicals shipments also increased through NS' TBT facilities. Shipments of sulfur declined, due to production cutbacks at plants served by NS.
     Chemicals revenues in 2001 are expected to remain relatively flat, due to fewer plant expansions and softness in U.S. chemical and petroleum production.

                                 CHEMICALS
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $756     $641    $ 492    $ 504    $482     $541

       Revenues increased $115 million, or 18%, in 2000, reflecting a full year of Northern Region traffic and the return of traffic diverted last year. This group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.

     Metals and construction traffic volume increased 29%, and revenues increased 22% in 2000, reflecting a full year of operations over the expanded system. Revenue per unit declined, largely due to a change in the mix of traffic. Metals traffic benefited from increased shipments of sheet steel, imported slab steel and ferrous scrap; however, this was tempered by a significant slowdown in the steel industry in the last half of the year. Construction traffic benefited from continued strength in housing starts and highway construction.
     In 1999, metals and construction traffic volume increased 57%, and revenues increased 51%, due to the addition of Northern Region traffic. Continued growth, resulting from the location of new mini-mills and steel processors in NS' service territory, offset the effects of a weaker scrap market. Construction traffic benefited from strong housing starts and highway construction in the Southeast. In addition, new cement terminals on NS' lines generated additional traffic.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     Metals and construction revenues in 2001 are expected to suffer from the effects of a continued softness in the steel market.

                          METALS AND CONSTRUCTION
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $689     $567    $ 375    $ 369    $355     $350

       Revenues increased $122 million, or 22%, in 2000, principally due to the effects of a full year of expanded operations.
       This group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.

     Paper, clay and forest products traffic volume increased 5%, and revenues increased 9% in 2000, principally due to the effects of a full year of Northern Region operations. Additional consolidation in the paper industry and a weakening paper market in the second half of the year contributed to lower carloads during the summer months and into the fall. Demand for paper production inputs, such as scrap paper and wood pulp, was weak, but this was tempered by stronger demand for newsprint and printing paper.
     In 1999, paper, clay and forest products traffic volume increased 4%, and revenues increased 8%, reflecting the commencement of Northern Region operations. The closure of four major paper mills and some chip mills late in 1998, coupled with the effects of consolidations and weak demand within the paper industry, had a negative impact on traffic volume.
     Paper, clay and forest products revenues are expected to continue to be adversely affected by weak demand in 2001, due to continued consolidations and little anticipated capacity expansion through 2003.

                      PAPER, CLAY AND FOREST PRODUCTS
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $630     $578    $ 535    $ 539    $514     $538

       Revenues increased $52 million, or 9%, in 2000, reflecting a full year of operations in the Northern Region. This group includes lumber and wood products, pulpboard and paper products, wood fibers, woodpulp, scrap paper and clay. NS serves 85 paper mills, 95 paper distribution centers and more than 100 lumber reload centers.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     Agriculture, consumer products and government traffic volume increased 7%, and revenues increased 13% in 2000, due to the effects of a full year of Northern Region traffic and modest growth in the Southeast markets. Rate increases and more longer-haul (higher revenue-per-unit) traffic also contributed to the revenue increase. Grain traffic benefited from new shuttle-train service that improved service to new and expanded Southeast feed mills. In addition, traffic increased for Midwest grain and sweeteners and consumer goods from the West.
     In 1999, agriculture, consumer products and government traffic volume increased 11%, and revenues increased 15%, reflecting access to the large Northeast consumer markets. Service issues that arose early in the year due to harsh weather conditions and continued during integration of the Northern Region had an adverse effect on volume. In addition, soybean traffic was negatively affected by low-priced imports from South America. Shipments of fertilizer declined, reflecting significantly lower production.
     Agriculture, consumer products and government revenues are expected to be tempered by the soft economic conditions. While only a normal crop year is expected, strong export demand could help offset the resulting drop in domestic shipments.

               AGRICULTURE, CONSUMER PRODUCTS AND GOVERNMENT
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $609     $539    $ 468    $ 476    $474     $397

       Revenues increased $70 million, or 13%, in 2000, reflecting a full year of Northern Region operations and modest growth in the Southeast markets. This group includes soybeans, wheat, corn, fertilizers, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products and items for the military.

     INTERMODAL traffic volume increased 18%, and revenues increased 32% in 2000, primarily due to a full year of Northern Region traffic and the consolidation of TCS revenues (see Note 2 on Page 60). About one-half of the improvement in revenue per unit resulted from the effects of consolidating TCS. Prior to June 1, 1999, NS' revenues included only the amounts for rail services it performed under contract to TCS, but NS' volume included most TCS units. Also contributing to the revenue-per-unit improvement were rate increases throughout the year on domestic business and the implementation of fuel surcharges later in the year. In addition, increased demand, new business and improved service contributed to the gains, as major customers, including UPS, JB Hunt, Hub Group and Maersk, increased volumes. Despite weak demand in the first quarter and the loss in December 1999 of a major customer, NS had regained its market share by the second quarter. Domestic and premium business volumes benefited from service improvements and expansion initiatives. International traffic, which accounts for about half of intermodal volume, grew 5%, notwithstanding the loss of business from the major customer. TCS traffic increased 3%, as it recovered from service shortcomings after the Closing Date.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     In 1999, intermodal traffic volume increased 31%, and revenues increased 53%, due to the addition of the Northern Region and the consolidation of TCS after the Closing Date. More than half of the increase in revenue per unit resulted from the effects of consolidating TCS. Intermodal traffic volume declined in the first five months of 1999, reflecting the network redesign implemented in August 1998, which pared a significant number of lanes and associated volumes. Service issues following the integration of the Northern Region also negatively affected volume and revenues.
     Intermodal revenues are expected to continue to grow, supported by continued improvements in service and added capacity, notably through a new terminal in Austell, Ga., scheduled to open in the third quarter of 2001. However, a softening economy could temper this positive outlook.

                                INTERMODAL
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

               2000    1999     1998     1997     1996    1995
               ----    ----     ----     ----     ----    ----
              $1,119   $849    $ 555    $ 568    $499     $485

       Revenues increased $270 million, or 32%, in 2000, due to a full year of Northern Region traffic and the consolidation of TCS revenues. This group handles trailers, domestic and international containers, TCS equipment and equipment for intermodal marketing companies, international steamship lines, truckers and other shippers.

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 22% in 2000 and included $165 million of costs related to actions taken to reduce the size of the work force. Excluding these costs, railway operating expenses increased 19%, while carloadings increased 15%, reflecting a full year of Northern Region operations and sharply higher diesel fuel prices.
     In 1999, railway operating expenses increased 41%, while carloadings increased 24%. The expense increase was attributable to the commencement of operations in the Northern Region, and included significant costs arising from the service issues experienced after the Closing Date.
     As a result, the railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 87.0% in 2000 (excluding the work-force reduction costs, which increased the ratio 2.7 percentage points), compared with 86.3% in 1999 and 75.3% in 1998.
     The increase in the 2000 ratio reflected the effects of a full year of Northern Region operations and the sharp increase in diesel fuel prices, which more than offset the absence of the significant costs incurred in 1999 related to the service issues after the Closing Date. In addition, the ratio was adversely affected by a continuation of the trends seen in 1999 involving changes in the mix of traffic.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     In 1999, the railway operating ratio reflected the effects of integration-related service issues, including traffic diversions, which in total were estimated to have resulted in more than half of the ratio's 1999 increase. The remaining increase was principally attributable to the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic.
     The railway operating ratio is not expected to return to pre-Closing Date levels in the near term, due to the changes in NS' traffic mix and the higher cost structure attributable to the Conrail properties now operated by NSR.
     In response to the economic slowdown and changes to its transportation markets, NS announced in January 2001 several strategies designed to reduce costs. These include additional work-force reductions, disposition of surplus freight cars, line rationalization programs, consolidation or disposition of underutilized or redundant facilities and a redesign of its service network.
     The following table shows the changes in railway operating expenses summarized by major classifications.

                        RAILWAY OPERATING EXPENSES
                           Increases (Decreases)

     ($ in millions)                  2000 vs. 1999             1999 vs. 1998
     ---------------                  -------------             -------------
     Compensation and benefits         $    379*                   $   363
     Materials, services and rents          171                        435
     Conrail rents and services             167                        311
     Depreciation                            28                         38
     Diesel fuel                            223                         81
     Casualties and other claims              4                         43
     Other                                   30                         51
                                         ------                     ------
          Total                         $ 1,002                    $ 1,322
                                         ======                     ======

     * Includes $165 million of work-force reduction costs in 2000.

     Compensation and benefits (excluding work-force reduction costs) represented 39% of total railway operating expenses in 2000 and increased 12% in 2000 and 24% in 1999.
     The work-force reduction costs, which totaled $165 million, principally resulted from voluntary early retirement and separation programs accepted by 1,446 nonunion employees (see Note 11 on Page 70 for details concerning the early retirement programs). In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed. At year end, employment levels were down about 9%, largely the result of these programs and other actions taken throughout the year to reduce the size of the work force.
     The 12% increase (excluding the work-force reduction costs) in compensation and benefits in 2000 was largely attributable to the effects of a full year of expanded operations and higher wages and benefit costs for union employees. These increases were mitigated by higher pension income and the absence of the $49 million incurred in 1999 for the Special Work Incentive Program (SWIP) for union employees in the third quarter of 1999. Pension income was higher in 2000 largely due to the transfer of assets from the Conrail pension plan after the Closing Date. NS has substantial unrecognized gains related to its overfunded pension plan; amortization of these gains will continue to be included in "Compensation and benefits" expenses (see Note 11 on Page 70).
     In 1999, the increase resulted largely from the almost 50% increase in the railroad work force following commencement of operations in the Northern Region. The service issues encountered after the Closing Date also

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


contributed to the increase, including the $49 million cost of the SWIP. These increases were somewhat offset by reduced stock-based incentive compensation, the absence of bonus accruals and reduced pension and other postretirement benefits expenses.

     Materials, services and rents includes items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 13% in 2000 and 52% in 1999.
     The 2000 increase was mostly attributable to the effects of a full year of Northern Region operations and the consolidation of TCS and was mitigated by the absence of significant costs incurred in 1999 related to the service issues encountered after the Closing Date.
     The increase in 1999 reflected the expanded operations in the Northern Region; additional costs attributable to the service issues, including costs for alternate transportation to meet the needs of customers; and the effects of consolidating TCS.
     Equipment rents, which include the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, increased 22% in 2000 and 93% in 1999. The 2000 increase was principally due to the effects of a full year of expanded operations, but was mitigated by a favorable comparison for the last seven months, as expenses in 1999 were high due to the service issues encountered after the Closing Date. The 1999 increase principally was due to: (1) the commencement of Northern Region operations, (2) higher rental costs driven by cycle times that were increased because of the service issues and (3) short-term locomotive leases to improve system fluidity. In addition, Conrail historically rented a higher percentage of its freight cars than NS, resulting in higher equipment rents in the Northern Region.
     Locomotive and car repair costs increased in 2000, reflecting a full year of Northern Region operations; however, the increase was tempered by reduced maintenance activities, a result of cost control efforts. In 1999, maintenance costs increased due to the expansion of operations and higher repair costs associated with temporarily leased locomotives.

     Conrail rents and services, a new category of expense arising from the expansion of operations on the Closing Date, amounted to $478 million in 2000 and $311 million in 1999. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas. Also included is NS' equity in Conrail's net earnings since the Closing Date, plus the additional amortization related to the difference between NS' investment in Conrail and its underlying equity (see Note 2 on Page 60).

     Depreciation expense was up 6% in 2000 and 9% in 1999. Increases in both years were due to property additions, reflecting substantial levels of capital spending (see Note 1, "Properties," on Page 59 for NS' depreciation policy).

     Diesel fuel expenses increased 87% in 2000 and 47% in 1999. In both years, most of the increase resulted from higher prices. In 2000, 86% of the increase resulted from a 61% rise in the average price per gallon, which ranged from 77 cents in January to $1.07 in December. In 1999, 53% of the increase was attributable to a 19% increase in the average price per gallon, due to a sharp rise in the last half of the year. Higher consumption accounted for the remainder of the increases, primarily the result of the addition of the Northern Region.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 3% in 2000 and 45% in 1999. The 1999 increase resulted principally from higher personal injury accruals related to the increased size of the work force as well as higher environmental expenses.
     The largest component of casualties and other claims expense is personal injury costs. In 2000, cases involving so-called "occupational" injuries comprised about 40% of the total employee injury cases settled and 20% of the total settlement payments made. Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time to some condition of employment. Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades. NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims. It also retains reasonable levels of risk through self-insurance.

     Other expenses increased 14% in 2000 and 31% in 1999. The increase in 2000 reflected a full year of Northern Region operations and higher bad debt expense. The 1999 increase resulted from the expansion of operations, including property and other taxes related to the Northern Region, and to costs arising from service issues.

Income Taxes
------------
     Income tax expense in 2000 was $78 million, for an effective rate of 31%, compared with effective rates of 32% in 1999 and 25% in 1998. Excluding the equity in Conrail's after-tax earnings, the effective rate was 34% in both 2000 and 1999 and was 33% in 1998.
     The effective rates in all three years were below the statutory federal and state rates because of investments in coal-seam gas properties, favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, the rate in 1998 benefited from investments in corporate-owned life insurance and favorable adjustments resulting from settlement of federal income tax years 1993 and 1994.
     The effective rate in 2001 is expected to increase somewhat, primarily due to a substantial reduction in the level of benefits from investments in coal-seam gas properties.
     In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS purchased from a third party pursuant to a safe harbor lease agreement in 1981. In January 2001, NS received payment from the third party in accordance with indemnification provisions of the lease agreement.

Discontinued Operations
-----------------------
     Income from discontinued operations in 1998 included the $105 million after-tax gain from the sale of NS' motor carrier subsidiary (see Note 16 on Page 78). Motor carrier operations in 1998 (through March 28) produced a $1 million loss.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, NS' principal source of liquidity, was $1.3 billion in 2000, and reflects a new program under which accounts receivable are sold on a revolving basis (see Note 5 on Page 65). Excluding the infusion of cash from this program, operating cash flow was $954 million in 2000, compared with $533 million in 1999 and $890 million in 1998.
     The improvement in 2000 resulted primarily from favorable changes in working capital, including an improvement in collection of accounts receivable, a lengthening of accounts payable and the lack of bonus payments. The decline in 1999 reflected lower income from operations, offset somewhat by lower income tax payments. The large changes in "Accounts receivable" and "Current liabilities other than debt" in the 1999 cash flow statement primarily resulted from the commencement of operations in the Northern Region. In addition, collection of accounts receivable had slowed.
     NS' working capital deficit was $1.0 billion at Dec. 31, 2000, compared with $553 million at Dec. 31, 1999. The large increase reflected the use of accounts receivable sale proceeds to reduce long-term debt. NS currently has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below).

                        CASH PROVIDED BY OPERATIONS
          (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

           2000      1999      1998      1997      1996      1995
          ------    ------    ------    ------    ------    ------
          $1,342    $  533    $  890    $1,150    $1,198    $1,234

          Cash provided by operations increased significantly, reflecting an infusion of cash from the commencement of a revolving accounts receivable sale program and favorable changes in working capital.

     Cash used for investing activities decreased slightly in 2000, following an 11% decline in 1999. In 2000, property additions were significantly lower than in the prior years - locomotive fleet additions in 2000 were accomplished by operating lease, whereas locomotives were purchased in prior years. Investing activities in 1999 included more borrowings against the net cash surrender value of corporate-owned life insurance: approximately $140 million more than in 2000 and $160 million more than in 1998. In addition, 1999 included $60 million in proceeds from the sublease of certain licensing rights and the sale of NS' signboard business. Investing activities in 1998 included the $207 million of proceeds from the sale of NS' motor carrier subsidiary. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending and track and equipment statistics for the past five years. Capital expenditures include amounts relating to capital leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 8, "Capital Lease Obligations," on Page
69).

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                           CAPITAL EXPENDITURES

($ in millions)                2000      1999      1998      1997      1996
                              ------    ------    ------    ------    ------
Road                          $  557    $  559    $  612    $  599    $  438
Equipment                        146       349       442       306       326
Other property                    28         4         6        24        25
                              ------    ------    ------    ------    ------
     Total                    $  731    $  912    $1,060    $  929    $  789
                              ======    ======    ======    ======    ======

     Capital expenditures decreased 20% in 2000 and 14% in 1999. The decline in 2000 reflected lower capital expenditures for locomotives as a result of the operating lease. The 1999 decrease was largely attributable to significant outlays in 1998 for roadway projects and equipment in anticipation of the Closing Date and automotive-related projects.

                    TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                                  2000     1999     1998      1997      1996
                                 ------   ------   ------    ------    ------
Track miles of rail installed       392       403       429       451      401
Miles of track surfaced           3,687     5,087     4,715     4,703    4,686
New crossties installed (millions)  1.5       2.3       2.0       2.2      1.9


                    AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

(Years)                        2000      1999      1998      1997      1996
                              ------    ------    ------    ------    ------
Freight Cars                   24.6      23.8      23.6      23.0      22.3
Locomotives                    16.1      15.4      15.4      15.3      15.4
Retired locomotives            24.5      22.7      20.6      23.3      24.4

     In addition to NS-owned equipment, 16% of the freight car fleet and 27% of the locomotive fleet is leased from PRR (see Note 2 on Page 60).
     The increase in 2000 in the average age of owned locomotives reflects the fact that locomotives leased in 2000 are not included in the statistic. The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements due to casualties and service failures and retention of older units in anticipation of the Closing Date.
     Through its coal car rebody program, which was suspended in 2000, NS converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table, above.
     For 2001, NS has budgeted $806 million for capital expenditures. The anticipated spending includes $449 million for roadway projects, of which $264 million is for track and bridge program work. Also included are projects for new or improved intermodal facilities, marketing and industrial development initiatives, signal upgrades and environmental and other public improvements. Equipment spending includes the purchase of locomotives and the upgrade of existing locomotives. In addition, NS' telecommunications subsidiary plans to spend $62 million on the installation of fiber optic conduits.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Cash used for financing activities was $798 million in 2000 and reflected a substantial net reduction of debt, accomplished using the proceeds from the sale of accounts receivable, compared with the net increase in 1999. Dividend payments were comparable in all three years; however, in January 2001 the Corporation's Board of Directors declared a quarterly dividend of 6 cents per share, compared with the 20 cents per share that had been paid in recent quarters. NS' debt-to-total capitalization ratio at year end was 57% in 2000 and 58% in 1999.
     NS currently has in place a $2.0 billion credit facility to support the $1.1 billion of commercial paper outstanding at Dec. 31, 2000. In February 2001, NS issued $1.0 billion of debt under its $1.0 billion shelf registration and used the proceeds to reduce the amount of commercial paper outstanding.
     NS is subject to various financial covenants with respect to its credit agreement, including a maximum leverage ratio restriction (see Note 8, "Debt Covenants," on Page 69). As a result of a negotiated amendment to the credit agreement, the maximum leverage ratio will not tighten through the remainder of the agreement's term.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

     Through May 31, 1999, Conrail's results of operations include freight line-haul revenues and related expenses. After the Closing Date, June 1, 1999, its results reflect its new structure and operations (see Note 2 on Page 60). Currently, Conrail's major sources of operating revenues are operating fees and rents from NSR and CSXT. The composition of Conrail's operating expenses also has changed.
     Conrail's net income was $170 million in 2000, compared with $26 million in 1999 and $267 million in 1998 (see Note 2 on Page 60).
     Results in 1999 included $180 million of expenses ($121 million after taxes), principally to increase certain components of its casualty reserves based on an actuarial valuation, to adjust certain litigation and environmental reserves related to settlements and completion of site reviews and a credit adjustment related to the assumption of a lease obligation by CSX. Results in 1998 included a $170 million charge ($105 million after taxes) for severance benefits covering nonunion employees and $132 million ($82 million after taxes) of other charges and reserves.
     Excluding the effects of these items, net income increased $23 million in 2000, but decreased $307 million in 1999. The 2000 increase reflected a $37 million after-tax gain from a property sale. The 1999 decrease was principally the result of Conrail's change in operations.
     Conrail's operating revenues were $985 million in 2000, $2.2 billion in 1999 and $3.9 billion in 1998. Both year-to-year declines were attributable to the change in operations. In addition, 1999's comparison reflected a 2% decrease in freight revenues prior to the Closing Date.
     Conrail's operating expenses were $749 million in 2000, $2.0 billion in 1999 and $3.3 billion in 1998.
     In addition to the $180 million of 1999 expenses and the $302 million of 1998 expenses discussed above, Conrail's operating expenses reflect transition-related expenses of $60 million in 1999 and $149 million in 1998 (principally technology integration costs and employee stay bonuses). Excluding the effects of the acquisition-related compensation and transition costs, operating expenses decreased 62% in 2000 and 34% in 1999. Both declines reflected the change in operations. In 1999, this was somewhat offset by higher casualty and other claims expenses.
     Conrail's cash provided by operations decreased $34 million, or 9%, in 2000, and $331 million, or 46%, in 1999. The 2000 reduction reflected the change in operations and payment of one-time items owed to NSR and CSXT.
The 1999 decrease was principally due to the change in operations. Cash generated from operations is Conrail's principal source of liquidity and is primarily used for debt repayments and capital expenditures. Debt repayments totaled $318 million in 2000 and $112 million in 1999. Capital expenditures totaled $220 million in 2000 and $176 million in 1999, but are expected to decrease significantly in 2001.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Conrail had working capital of $85 million at Dec. 31, 2000, compared with a working capital deficit of $194 million at Dec. 31, 1999. The deficit at Dec. 31, 1999, reflected $250 million of long-term debt paid in June 2000.
     Conrail is not an SEC registrant and, therefore, presently cannot issue any publicly traded securities. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.
     NS' equity in earnings of Conrail, net of amortization, was $21 million in 2000, $17 million in 1999 and $194 million in 1998.

OTHER MATTERS

Proposed Merger Guidelines
--------------------------
     The Surface Transportation Board (STB) has issued proposed merger guidelines which, if adopted as proposed, would increase the substantive and evidentiary standards that Class 1 railroad applicants will have to satisfy. Final rules are due in June 2001.
     Prior to the STB's release of its proposed guidelines, Canadian National Railway Company and Burlington Northern Sante Fe Corporation announced the cancellation of their earlier proposal to combine their companies under common control.

Market Risks and Hedging Activities
-----------------------------------
     NS does not engage in the trading of derivatives. NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio.
     Of NS' total debt outstanding (see Note 8 on Page 67), all is fixed-rate debt, except for commercial paper and most capital leases. As a result, NS' debt subject to interest rate exposure totaled $1.4 billion on Dec. 31, 2000. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $14 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.
     The average interest rate on commercial paper was 7.0% on Dec. 31, 2000, and 6.4% on Dec. 31, 1999. During 2000, the weighted-average interest rate on NS' outstanding commercial paper ranged from 6.1% to 7.0%.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2000, the average pay rate under these agreements was 7.2%, and the average receive rate was 7.1%. During 2000, the effect of the swaps was to reduce interest expense by $1 million. A portion of the lease obligations is payable in Japanese yen. NS hedged the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by Japanese banks. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Changes and New Pronouncements
-----------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on Page 59, NS adopted in 2000 the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." In addition, NS has adopted the disclosure provisions of the FASB's Statement of Financial Accounting Standards (SFAS) No. 140.
     NS has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective Jan. 1, 2001. This adoption did not have a material effect on NS' consolidated financial statements.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS' ultimate liability is unlikely to have a material adverse effect on NS' financial position, results of operations or liquidity.
     The Corporation has reached agreement on terms of a consent decree that should bring to a conclusion a class action suit filed in federal district court in Birmingham, Ala. The action had been brought on behalf of African-Americans currently employed or working since Dec. 16, 1989, who alleged that the Corporation had discriminated against them in promotion to nonunion positions because of their race. The consent decree, which received preliminary approval from the court on Dec. 22, 2000, provides for a total payment of $28 million to the class of approximately 7,700 African-Americans and their attorneys and commits the Corporation to establish good faith goals for the promotion of class members to management-level positions during the four-year term of the decree. In addition, the decree commits the Corporation to make extensive improvements to its procedures for identifying, training and selecting candidates for promotion to higher-rated positions for all its employees.
     The settlement funds have been paid into a trust account in the South Trust Bank in Birmingham. Final approval of the consent decree and distribution of the settlement proceeds to qualified members of the class are subject to a fairness hearing scheduled for March 2, 2001.
     While it is possible that the district court will decline to give final approval to the settlement, or that the settlement will be overturned on appeal, Management believes that the consent decree is a fair resolution of this controversy and that disapproval by the courts is unlikely.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of NSR. The verdict was returned in a class action suit which ultimately involved some 10,000 individuals who claimed injury or damage as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the individual plaintiffs. Prior to the trial court's ruling on the post trial motions, AGS and four other defendants agreed to settle their liability in this case for a total payment of approximately $150 million, of which AGS' share was $15 million. The settlement has been given final approval by the trial court, the time for appeals has expired, and the case has been concluded insofar as AGS is concerned.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Operating expenses for environmental matters totaled approximately $11 million in 2000, $12 million in 1999 and $4 million in 1998, and capital expenditures totaled approximately $10 million in 2000, $8 million in 1999 and $7 million in 1998. The lower operating expenses in 1998 principally were due to higher recoveries from third parties of amounts paid by NS in prior years for environmental cleanup and remediation. Capital expenditures in 2001 are expected to be comparable to those of 2000.
     As of Dec. 31, 2000, NS' balance sheet included a reserve for environmental exposures in the amount of $36 million (of which $8 million is accounted for as a current liability), which is NS' estimate of the probable cleanup and remediation costs based on available information at 125 identified locations. On that date, 10 sites accounted for $18 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 125 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Labor Agreements
----------------
     Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, an agreement was reached with the Brotherhood of Locomotive Engineers,

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

which represents about 5,000 locomotive engineers on NS, and a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,500 train service employees on NS.

Inflation
---------
     Generally accepted accounting principals require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS, a capital-intensive company, has most of its capital invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

Trends
------
- Federal Economic Regulation -- Efforts may be made in 2001 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

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

- Carbon-Based Fuel -- There is growing concern that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a firm consensus, the impact could be either a reduction in the demand for coal or imposition of even more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult. The revenues and net income of NSR and other railroads that move large quantities of coal could be affected adversely.

Forward-Looking Statements
--------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon and, therefore, can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the addition of new business and the ability to reduce expenses.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
-------   ----------------------------------------------------------

     The information required by this item is included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 46 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                         QUARTERLY FINANCIAL DATA
                                (Unaudited)

                                                Three Months Ended
                                     -----------------------------------------------
                                     March 31     June 30      Sept. 30      Dec. 31
                                     --------     -------      --------      -------
                                   (In millions of dollars, except per share amounts)
   2000
   ----
Railway operating revenues           $1,508       $1,592       $1,535        $1,524
Income from railway operations           28          278          211           116
Net income (loss)                       (48)         116           99             5
Earnings (loss) per share - Basic    $(0.12)      $ 0.30       $ 0.26        $ 0.01
                          - Diluted  $(0.12)      $ 0.30       $ 0.26        $ 0.01


   1999
   ----
Railway operating revenues           $1,038       $1,202       $1,514        $1,488
Income from railway operations          237          198          146           137
Net income                              112           77           19            31
Earnings (loss) per share - Basic    $ 0.30       $ 0.20       $ 0.05        $ 0.08
                          - Diluted  $ 0.30       $ 0.20       $ 0.05        $ 0.08

------    -------------------------------------------

               Index to Financial Statements:                   Page
               -----------------------------                    ----

          Consolidated Statements of Income
           Years ended December 31, 2000, 1999, and 1998          53

          Consolidated Balance Sheets
           As of December 31, 2000 and 1999                       54

          Consolidated Statements of Cash Flows
           Years ended December 31, 2000, 1999, and 1998          55

          Consolidated Statements of Changes in
           Stockholders' Equity
           Years ended December 31, 2000, 1999, and 1998          57

          Notes to Consolidated Financial Statements              58

          Independent Auditors' Report                            80


     The Index to Consolidated Financial Statement Schedule appears in
Item 14 on Page 83.

------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income

                                                Years ended December 31,
                                                2000      1999      1998
                                                ----      ----      ----
                                       ($ in millions, except earnings per share)

RAILWAY OPERATING REVENUES                    $ 6,159   $ 5,242   $ 4,254

RAILWAY OPERATING EXPENSES
 Compensation and benefits (Note 11)            2,234     1,855     1,492
 Materials, services and rents                  1,445     1,274       839
 Conrail rents and services (Note 2)              478       311        --
 Depreciation                                     503       475       437
 Diesel fuel                                      478       255       174
 Casualties and other claims                      142       138        95
 Other                                            246       216       165
                                              -------   -------   -------
     Total railway operating expenses           5,526     4,524     3,202
                                              -------   -------   -------

     Income from railway operations               633       718     1,052

Equity in earnings of Conrail (Note 2)             --        49       194
Other income - net (Note 3)                       168       115       115
Interest expense on debt (Note 6)                (551)     (531)     (516)
                                              -------   -------   -------
     Income from continuing
      operations before income taxes              250       351       845

Provision for income taxes (Note 4)                78       112       215
                                              -------   -------   -------
     Income from continuing operations            172       239       630

Discontinued operations (Note 16):
 Loss from motor carrier
  operations, net of taxes                         --        --       (1)
 Gain on sale of motor carrier,
  net of taxes                                     --        --       105
                                              -------   -------   -------
     Income from discontinued operations           --        --       104
                                              -------   -------   -------
     NET INCOME                               $   172   $   239   $   734
                                              =======   =======   =======

EARNINGS PER SHARE (Note 14)
 Income from continuing operations - Basic    $  0.45   $  0.63   $  1.66
                                   - Diluted  $  0.45   $  0.63   $  1.65

 Net income - Basic                           $  0.45   $  0.63   $  1.94
            - Diluted                         $  0.45   $  0.63   $  1.93


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                                 As of December 31,
                                                   2000      1999
                                                   ----      ----
                                                  ($ in millions)

ASSETS
Current assets:
 Cash and cash equivalents                         $   --  $    37
 Short-term investments                                 2       14
 Accounts receivable, net (Note 5)                    411      857
 Due from Conrail (Note 2)                             31       77
 Materials and supplies                                91      100
 Deferred income taxes (Note 4)                       182      134
 Other current assets                                 132      152
                                                  -------  -------
     Total current assets                             849    1,371

Investment in Conrail (Note 2)                      6,154    6,132
Properties less accumulated depreciation (Note 6)  11,105   10,956
Other assets                                          868      791
                                                  -------  -------
     TOTAL ASSETS                                 $18,976  $19,250
                                                  =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable (Note 7)                         $  925  $   818
 Income and other taxes                               251      163
 Notes and accounts payable to Conrail (Note 2)       155      184
 Other current liabilities (Note 7)                   259      256
 Current maturities of long-term debt (Note 8)        297      503
                                                  -------  -------
     Total current liabilities                      1,887    1,924

Long-term debt (Note 8)                             7,339    7,556
Other liabilities (Note 10)                         1,131    1,101
Minority interests                                     50       50
Deferred income taxes (Note 4)                      2,745    2,687
                                                  -------  -------
     TOTAL LIABILITIES                             13,152   13,318
                                                  -------  -------

Stockholders' equity:
 Common stock $1.00 per share par value,
  1,350,000,000 shares authorized; issued
  405,421,447 and 404,309,672 shares, respectively    405      404
 Additional paid-in capital                           392      372
 Accumulated other comprehensive income (Note 13)      (6)     (11)
 Retained income                                    5,053    5,187
 Less treasury stock at cost, 21,363,974 and
  21,627,902 shares, respectively                     (20)     (20)
                                                  -------  -------
     TOTAL STOCKHOLDERS' EQUITY                     5,824    5,932
                                                  -------  -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $18,976  $19,250
                                                  =======  =======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                                  Years ended December 31,
                                                  2000      1999      1998
                                                  ----      ----      ----
                                                     ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $   172   $   239   $   734
 Reconciliation of net income to
  net cash provided by continuing operations:
   Depreciation                                      517       489       450
   Deferred income taxes                               2        85       114
   Equity in earnings of Conrail                     (21)      (17)     (194)
   Gains and losses on properties and investments   (160)      (62)      (51)
   Income from discontinued operations                --        --      (104)
   Changes in assets and liabilities
    affecting continuing operations:
      Accounts receivable (Note 5)                   446      (322)       33
      Materials and supplies                           9       (40)       (1)
      Other current assets and due from Conrail       60       (50)      (16)
      Current liabilities other than debt            220       259       (23)
      Other - net (Note 11)                           97       (48)      (50)
                                                  -------   -------   -------
       Net cash provided by continuing operations  1,342       533       892
       Net cash used for discontinued operations      --        --        (2)
                                                  -------   -------   -------
       Net cash provided by operating activities   1,342       533       890

CASH FLOWS FROM INVESTING ACTIVITIES
 Property additions                                 (731)     (912)     (956)
 Property sales and other transactions               137       104        83
 Investments, including short-term                   (77)     (126)     (156)
 Investment sales and other transactions              90       343       155
 Proceeds from sale of motor carrier                  --        --       207
                                                  -------   -------   -------
       Net cash used for investing activities       (581)     (591)     (667)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends                                          (306)     (304)     (303)
 Common stock issued - net                             2        14        34
 Proceeds from borrowings                          1,055     1,110       196
 Debt repayments                                  (1,549)     (730)     (179)
                                                  -------   -------   -------
       Net cash provided by (used for)
        financing activities                        (798)       90      (252)

       Net increase (decrease) in cash
        and cash equivalents                         (37)       32       (29)

CASH AND CASH EQUIVALENTS
 At beginning of year                                 37         5        34
                                                   -------   -------   -------
 At end of year                                    $  --    $   37     $   5
                                                   =======   =======   =======

                                                           (continued)


Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)

                                                     Years ended December 31,
                                                     2000      1999      1998
                                                     ----      ----      ----
                                                         ($ in millions)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest (net of amounts capitalized)            $   543   $   520   $   519
  Income taxes                                     $     5   $    16   $    76


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Changes in Stockholders' Equity

                                                Accumu-
                                                lated
                                       Addi-    Other
                                       tional   Compre-
                               Common  Paid-In  hensive Retained Treasury
                               Stock   Capital  Income   Income   Stock   Total
                               ------- -------  ------- -------- -------- -------
                                  ($ in millions, except per share amounts)

BALANCE DECEMBER 31, 1997      $  399  $   241  $    5   $ 4,821 $   (21)  $ 5,445
Comprehensive income - 1998
  Net income                                                 734               734
  Other comprehensive
   income (Note 13)                                (13)                        (13)
                                                                           -------
     Total comprehensive
      income                                                                   721
Dividends on Common Stock,
  $0.80 per share                                           (303)             (303)
Other                               2       55                          1       58
                               ------   ------  ------    ------   ------   ------

BALANCE DECEMBER 31, 1998         401      296      (8)    5,252      (20)   5,921
Comprehensive income - 1999
  Net income                                                 239               239
  Other comprehensive
   income (Note 13)                                 (3)                         (3)
                                                                            ------
     Total comprehensive
      income                                                                   236
Dividends on Common Stock,
  $0.80 per share                                           (304)             (304)
Other                               3       76                                  79
                               ------   ------   ------   ------   ------   ------

BALANCE DECEMBER 31, 1999         404      372     (11)    5,187      (20)   5,932
Comprehensive income - 2000
  Net income                                                 172               172
  Other comprehensive
   income (Note 13)                                  5                           5
                                                                            ------
     Total comprehensive
      income                                                                   177
Dividends on Common Stock,
  $0.80 per share                                           (306)             (306)
Other                               1       20                                  21
                               ------   ------   ------   ------   ------   ------

BALANCE DECEMBER 31, 2000     $   405  $   392  $    (6)  $5,053   $  (20)  $5,824
                               ======   ======   ======   ======   ======   ======

See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements


The following Notes are an integral part of the Consolidated Financial
Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, operating approximately 21,800 route miles primarily in the East and Midwest. These financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively
NS) on a consolidated basis. Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). Financial results of a former motor carrier subsidiary, North American Van Lines, Inc. (NAVL), are reflected as "Discontinued Operations" (see Note 16). All significant intercompany balances and transactions have been eliminated in consolidation.
     The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (23%); automotive (15%); chemicals (13%); metals/construction (11%); paper/clay/forest products (10%); agriculture/consumer products/government (10%); and intermodal (18%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States. Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions.
     Through a jointly owned entity, Norfolk Southern and CSX Corporation own the stock of Conrail Inc., which owns the major Northeast freight railroad. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity (see Note 2).

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading" or "available-for-sale." On Dec. 31, 2000 and 1999, all "Short-term investments," consisting primarily of United States government and federal agency securities, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated other comprehensive income."
     Investments where NS has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

------    -------------------------------------------

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives. NS capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other income - net" (see Note 3).
     NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds due in accordance with transportation contracts are recorded as a reduction to revenues during the life of the contract, based on Management's best estimate of projected liability.

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

Required Accounting Changes
---------------------------
     Effective Oct. 1, 2000, NS adopted the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board
(FASB) concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. As a result of the application of the consensus, NS has reclassified to railway operating expenses certain charges that previously have been reported net with railway operating revenues. This change in reporting has no effect on income from railway operations. Prior period amounts have been reclassified to conform to the current presentation.

------    -------------------------------------------

     Effective with this Annual Report, NS has adopted the disclosure provisions of the FASB's Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaced SFAS No. 125 of the same name. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125.

Reclassifications
-----------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 2000 presentation.


2.   INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES

Overview
--------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, NSR and CSX Transportation, Inc. (CSXT). From time to time, NS and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

Commencement of Operations
--------------------------
     On June 1, 1999 (the "Closing Date"), NSR and CSXT began operating as parts of their respective rail systems the separate Conrail routes and assets leased to them pursuant to operating and lease agreements.
     The Operating Agreement between NSR and Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC routes and assets, with another wholly owned CRC subsidiary.
     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.
     Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

------    -------------------------------------------

                                        PRR Oper.   PRR Lease     SAA
        ($ in millions)                   Agmt.       Agmts.     Agmts.
        --------------                  ---------   ---------   --------
         2001                           $    178    $    126    $    24
         2002                                196         119         27
         2003                                217         105         30
         2004                                238          89         32
         2005                                246          71         34
         2006 and subsequent years         4,776         229        652
                                       ---------   ---------   --------
          Total                         $  5,851    $    739    $   799
                                       =========   =========   ========

     Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $502 million in 2000 and $273 million in 1999.
     On the Closing Date, both NS' railroad route miles and its railroad employees increased approximately 50 percent. NSR and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts and employ the majority of Conrail's former work force. As a result, NSR began to receive all freight revenues and incur all expenses on the PRR lines.

Investment in Conrail
---------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."
     NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At Dec. 31, 2000, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.
     NS' consolidated balance sheet at Dec. 31, 2000, includes $116 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction. Through Dec. 31, 2000, NS had paid $71 million of these costs.
     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are partners.

Related-Party Transactions
--------------------------
     Until the Closing Date, NSR and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 2000, substantially all of the amounts receivable or payable related to these transactions had been satisfied.
     NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period; and (2) NS' equity in the earnings (or loss) of Conrail, net of amortization.

------    -------------------------------------------

      "Notes and accounts payable to Conrail" includes $51 million at Dec. 31, 2000, and $123 million at Dec. 31, 1999, of interest-bearing loans made to NS by a PRR subsidiary that are payable on demand. The interest rate for these loans is variable and was 5.9% at Dec. 31, 2000. Also included is $104 million at Dec. 31, 2000, and $61 million at Dec. 31, 1999, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail
----------------------------------------
     The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as
Exhibit 99 with this Annual Report on Form 10-K.
     Through May 31, 1999, Conrail's results of operations include freight line-haul revenues and related expenses. After the Closing Date, June 1, 1999, its results reflect its new structure and operations. Currently, Conrail's major sources of operating revenues are from NSR and CSXT. The composition of Conrail's operating expenses also has changed.

     Summarized Consolidated Statements of Income - Conrail
     -------------------------------------------------------
     ($ in millions)                2000      1999      1998
     ---------------                ----      ----      ----
     Operating revenues            $ 985     $ 2,174   $ 3,863
     Operating expenses              749       2,046     3,348
                                   -----      -------   -------
        Operating income             236         128       515
     Other - net                      31         (83)      (81)
                                   -----      -------   -------
        Income before
          income taxes               267          45       434
     Provision for income taxes       97          19       167
                                   -----      -------   -------
        Net income                 $ 170      $   26   $   267
                                   =====      =======   =======

     Note: Conrail's results for 2000 included gains from the sale of property that had been written up to fair market value in the allocation of NS' investment in Conrail.
     Accordingly, the gains related to that fair-value write-up, totaling
$17 million after taxes, were excluded in determining NS' equity in Conrail's net income.
     Conrail's results in 1999 included after-tax expenses of $121 million, principally: (1) to increase certain components of its casualty reserves based on an actuarial valuation, (2) to adjust certain litigation and environmental reserves related to settlements and completion of site reviews and (3) to adjust a credit related to the assumption of a lease obligation by CSX. Conrail's results in 1998 included a $187 million after-tax charge, primarily for estimated severance obligations to nonunion employees. These 1999 and 1998 items were considered in the allocation of NS' investment in Conrail to the fair values of Conrail's assets and liabilities and, accordingly, were excluded in determining NS' equity in Conrail's net income.

------    -------------------------------------------

     Summarized Consolidated Balance Sheets - Conrail
     -------------------------------------------------
                                                      December 31,
     ($ in millions)                                2000      1999
     ---------------                                ----      ----
     Assets:
        Current assets                            $    520  $    669
        Noncurrent assets                            7,540     7,714
                                                  --------- ---------
          Total assets                            $  8,060  $  8,383
                                                  ========= =========

     Liabilities and
      stockholders' equity:
        Current liabilities                       $    435  $    863
        Noncurrent liabilities                       3,643     3,701
        Stockholders' equity                         3,982     3,819
                                                  --------- ---------
          Total liabilities and
           stockholders' equity                   $  8,060  $  8,383
                                                  ========= =========

3.   OTHER INCOME - NET

     ($ in millions)                                2000      1999     1998
     ---------------                                ----      ----     ----
     Income from natural resources:
        Gains from sale of timber, oil
         and gas rights and interests               $    101  $    -    $   -
        Royalties from coal                               55      59       57
        Nonoperating depletion
         and depreciation                                (13)    (14)     (13)
                                                    --------- -------   -------
           Subtotal                                      143      45       44
     Gains from sale of properties
      and investments                                     59      62       51
     Rental income                                        40      34       26
     Interest income                                      11       8       12
     Other interest expense                              (39)    (30)     (21)
     Sale of accounts receivable
      (Note 5)                                           (23)      -        -
     Taxes on nonoperating property                       (9)     (7)      (4)
     Corporate-owned
      life insurance - net                                 -      (3)      11
     Other - net                                         (14)      6       (4)
                                                    ---------- -------- -------
           Total                                    $    168   $ 115    $ 115
                                                    ========== ======== =======

     "Other current assets" in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $43 million at Dec. 31, 2000, and $37 million at Dec. 31, 1999.

------    -------------------------------------------

4.   INCOME TAXES

Provision for Income Taxes
--------------------------
     ($ in millions)                                2000      1999    1998
     ---------------                                ----      ----    ----
     Current:
        Federal                                    $    65   $    18   $   89
        State                                           11         9       12
                                                   -------   -------   ------
          Total current taxes                           76        27      101

     Deferred:
        Federal                                          1        78      100
        State                                            1         7       14
                                                  --------   -------   ------
          Total deferred taxes                           2        85      114
                                                  --------   -------   ------
          Provision for income taxes               $    78   $   112   $  215
                                                  ========   =======   ======

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                    2000           1999           1998
     ($ in millions)               Amount    %    Amount    %    Amount   %
     ---------------               ------   --    ------   --    ------  --
     Federal income tax
       at statutory rate          $   87    35   $  123    35   $  296   35
     State income taxes,
       net of federal tax
       benefit                         8     3       10     3       17    2
     Equity in earnings
       of Conrail                     (7)   (3)      (6)   (2)     (68)  (8)
     Corporate-owned
       life insurance                 (2)   (1)       1     -      (11)  (1)
     Other - net                      (8)   (3)     (16)   (4)     (19)  (3)
                                  ------    --   ------    --   ------   --
          Provision for
            income taxes          $   78    31   $  112    32   $  215   25
                                  ======    ==   ======    ==   ======   ==

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities are recorded in recognition of these differences.

------    -------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                     December 31,
     ($ in millions)                                2000      1999
     ---------------                                ----      ----
     Deferred tax assets:
        Reserves, including casualty
         and other claims                           $    158  $    168
        Employee benefits                                104       111
        Retiree health and death
         benefit obligation                              139       127
        Taxes, including state and property              200       174
        Other                                             28        42
                                                   --------- ---------
          Total gross deferred tax assets                629       622
        Less valuation allowance                         (12)       (9)
                                                   --------- ---------
          Net deferred tax assets                        617       613
                                                   --------- ---------
     Deferred tax liabilities:
        Property                                      (3,117)   (3,093)
        Other                                            (63)      (73)
                                                   --------- ---------
          Total gross deferred
            tax liabilities                           (3,180)   (3,166)
                                                   --------- ---------
          Net deferred tax liability                  (2,563)   (2,553)
          Net current deferred tax assets                182       134
                                                   --------- ---------
          Net long-term deferred
            tax liability                          $  (2,745)$  (2,687)
                                                   ========= =========

     Except for amounts for which a valuation allowance has been provided, Management believes the other deferred tax assets will be realized. The total valuation allowance increased $3 million in 2000, $6 million in 1999 and $1 million in 1998.

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1996. The consolidated federal income tax returns for 1997, 1998 and 1999 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

5.   ACCOUNTS RECEIVABLE

     Beginning in May 2000, a bankruptcy-remote special purpose subsidiary of NS sold without recourse undivided ownership interests in a pool of accounts receivable totaling approximately $700 million. Upon commencement of this program, NS received cash proceeds of $460 million. The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS has retained credit risk to the extent the pool exceeds the amount sold. NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities. Payments collected from sold receivables are reinvested in new accounts receivable on behalf of the buyers.

------    -------------------------------------------

     At Dec. 31, 2000, $388 million had been sold under this arrangement and, therefore, is not included in "Accounts receivable, net," on the consolidated balance sheet. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net" (see Note 3). NS' retained interest, which is included in "Accounts receivable, net," is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has historically experienced very low levels of default, and as a result, little dilution. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $7 million.
     NS' allowance for doubtful accounts was $7 million at Dec. 31, 2000, and $5 million at Dec. 31, 1999.

6.   PROPERTIES

                                           December 31,     Depreciation
     ($ in millions)                    2000         1999   Rate for 2000
     ---------------                    ----         ----   -------------
     Railway property:
          Road                       $    10,078    $    9,681    2.9%
          Equipment                        5,588         5,577    4.1%
     Other property                          653           627    3.3%
                                      ------------   -----------
                                          16,319        15,885
     Less: Accumulated
       depreciation                        5,214         4,929
                                      ------------   -----------
               Net properties        $    11,105    $   10,956
                                      ============   ===========

     Equipment includes $592 million at Dec. 31, 2000, and $593 million at Dec. 31, 1999, of assets recorded pursuant to capital leases. Other property includes the costs of obtaining rights to natural resources of $341 million at Dec. 31, 2000, and $349 million at Dec. 31, 1999.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 2000, 1999 and 1998 was $569 million, $546 million and $537 million, respectively, of which $18 million, $15 million and $21 million was capitalized.

------    -------------------------------------------

7.   CURRENT LIABILITIES

                                                        December 31,
     ($ in millions)                                   2000      1999
     ---------------                                   ----      ----
     Accounts payable:
       Accounts and wages payable                    $    427  $    354
       Casualty and other claims                          223       181
       Equipment rents payable - net                      134       135
       Vacation liability                                 117       124
       Other                                               24        24
                                                    --------- ---------
          Total                                      $    925  $    818
                                                    ========= =========

     Other current liabilities:
       Interest payable                              $    131  $    123
       Accrued Conrail-related costs
         (Note 2)                                          47        56
       Liabilities for forwarded traffic                   40        37
       Retiree health and death
         benefit obligation (Note 11)                      24        24
       Other                                               17        16
                                                    --------- ---------
          Total                                      $    259  $    256
                                                    ========= =========

8.   DEBT

Shelf Registration
------------------
     NS has filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering the issuance of up to $1 billion of securities. As of Dec. 31, 2000, NS had not issued any securities under this shelf registration; however, NS expected to issue debt in February 2001 and use the proceeds to reduce the amount of commercial paper outstanding.

------    -------------------------------------------

Long-Term Debt
--------------

                                                         December 31,
     ($ in millions)                                   2000         1999
     ---------------                                   ----         ----
     Commercial paper at an average
       rate of 7.0%                               $    1,132     $   1,722
     Notes at average rates and
       maturities as follows:
          6.93%, maturing 2001 to 2002                   700         1,100
          7.52%, maturing 2004 to 2010                 2,200         1,600
          8.10%, maturing 2017 to 2021                   800           800
          7.80%, maturing 2027                           800           800
          7.05%, maturing 2037                           750           750
          7.90%, maturing 2097                           350           350
     Equipment obligations at an
       average rate of 6.7%,
       maturing to 2014                                  473           548
     Capitalized leases at an
       average rate of 7.2%,
       maturing to 2015                                  343           382
     Other debt at an average rate
       of 7.4%, maturing to 2019                         119            35
     Discounts and premiums, net                         (31)          (28)
                                                 -----------     ---------
               Total long-term debt                    7,636         8,059
               Current maturities                       (297)         (503)
                                                 -----------     ---------
               Long-term debt less
                 current maturities               $    7,339      $  7,556
                                                 ===========     =========

     Long-term debt matures as follows:
          2002                                    $      593
          2003                                            92
          2004                                           335
          2005                                           388
          2006 and subsequent years                    5,931
                                                 -----------
               Total                              $    7,339
                                                 ===========

     Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.
     The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Commercial Paper
----------------
     Commercial paper debt is due within one year, but has been classified as long-term because NS has the ability through a $2.0 billion credit agreement to convert this obligation into longer-term debt. The credit agreement expires in 2002 and provides for interest on borrowings at prevailing rates. NS intends to refinance the commercial paper either by issuing additional commercial paper or by replacing commercial paper notes with long-term debt.

------    -------------------------------------------

Capital Lease Obligations
-------------------------
     During 1998, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheets as debt and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows.
     These and certain other lease obligations require the maintenance of a yen-denominated deposit, which is pledged to the lessor to satisfy yen-denominated lease payments. They carry an average stated interest rate of 7.1%, but were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on the swap obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 2000, the notional amount of the swap agreements was $253 million, and the average interest rate was 7.2%. As a result, NS is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

Debt Covenants
--------------
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. At Dec. 31, 2000, NS was in compliance with all debt covenants.

9.   LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see Note 2). Future minimum lease payments and operating lease expense, other than to PRR and CRC, are as follows:

                                             Operating Capital
     ($ in millions)                         Leases    Leases
     ---------------                         --------- -------
     2001                                    $    107  $    47
     2002                                          94       46
     2003                                          84       46
     2004                                          69       46
     2005                                          62       44
     2006 and subsequent years                    512      190
                                             --------- -------
          Total                              $    928  $   419
                                             =========

     Less imputed interest
       on capital leases at an
       average rate of 7.1%                                 76
                                                       -------

     Present value of minimum
       lease payments included
       in debt                                         $   343
                                                       =======

------    -------------------------------------------

Operating Lease Expense
-----------------------

     ($ in millions)                                2000      1999     1998
     ---------------                                ----      ----     ----
     Minimum rents                                 $    167  $    118  $    75
     Contingent rents                                    61        61       40
                                                  --------- --------- --------
          Total                                    $    228  $    179  $   115
                                                  ========= ========= ========

     During 2000, NS entered into an operating lease for 140 locomotives, which is renewable annually, has a maximum term of eight years and includes purchase options. If NS does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair-value of the locomotives and a specified residual value. NS does not expect to be required to make any payments under this provision.

10.  OTHER LIABILITIES

                                                           December 31,
     ($ in millions)                                      2000        1999
     ---------------                                      ----        ----
     Retiree health and death
       benefit obligation (Note 11)                    $    291       $   261
     Casualty and other claims                              262           275
     Deferred compensation                                  148           142
     Net pension obligations (Note 11)                       83            74
     Accrued Conrail-related costs(Note 2)                   72           102
     Other                                                  275           247
                                                      ---------      --------
          Total                                        $  1,131       $ 1,101
                                                      =========      =========

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees. Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

Early Retirement Programs
-------------------------
     During 2000, NS offered two voluntary early retirement programs to its salaried employees. The principal incentives offered in these programs were enhanced pension benefits, the cost for most of which will be paid from NS' overfunded pension plan. A February program was accepted by 919 of 1,180 eligible employees, and a December program was accepted by 370 of 846 eligible employees. The total cost of these programs, which is included in "Compensation and benefits," was $133 million. The resulting noncash reduction to NS' pension plan asset is included in "Other - net" in the Consolidated Statement of Cash Flows.

------    -------------------------------------------

                                        Pension Benefits         Other Benefits
     ($ in millions)                    2000         1999        2000       1999
     ---------------                    ----         ----        ----       ----
     CHANGE IN BENEFIT OBLIGATIONS
     Benefit obligation at
       beginning of year                $ 1,058      $ 1,063     $ 340      $ 362
     Cost of early retirement
       benefits                             119            -        14          -
     Increase related to
       former Conrail employees               -           68         -          -
     Service cost                            18           17        15         11
     Interest cost                           79           73        27         23
     Amendment                               21            -         -          -
     Actuarial (gains) losses               120          (92)       79        (33)
     Benefits paid                         (103)         (71)      (30)       (23)
                                        -------       ------     -----      -----
         Benefit obligation
          at end of year                  1,312        1,058       445        340
                                        -------       ------     -----      -----
     CHANGE IN PLAN ASSETS
     Fair value of plan assets
       at beginning of year               2,072        1,544       152        139
     Transfer of assets from
       Conrail plan                           -          352         -          -
     Actual return on plan assets            30          250        (5)        21
     Employer contribution                    8            4         9         15
     401(h) account transfer                 (8)          (7)        -          -
     Benefits paid                         (103)         (71)      (30)       (23)
                                        -------       ------     -----      -----
         Fair value of plan
          assets at end of year           1,999        2,072       126        152
                                        -------       ------     -----      -----
           Funded status                    687        1,014      (319)      (188)

     Unrecognized initial net asset          (3)         (10)        -          -
     Unrecognized (gain) loss              (478)        (799)        4        (97)
     Unrecognized prior
      service cost (benefit)                 47           40         -          -
                                        -------       -------    -----     ------
          Net amount recognized        $    253       $  245     $(315)    $ (285)
                                        =======       =======    =====     ======

     Amounts recognized in the
       Consolidated Balance
       Sheets consist of:
         Prepaid benefit cost          $    315       $  298     $   -    $     -
         Accrued benefit liability          (83)         (74)     (315)      (285)
         Accumulated other
          comprehensive income               21           21         -          -
                                        -------      -------     ------    -------
          Net amount recognized        $    253       $  245     $(315)   $  (285)
                                        =======      =======     ======    =======

------    -------------------------------------------

     Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $83 million at Dec. 31, 2000, and $74 million at Dec. 31, 1999. These plans' projected benefit obligations were $89 million at Dec. 31, 2000, and $76 million at Dec. 31, 1999. Because of the nature of such plans, there are no plan assets.
     NS received Section 401(h) account transfers, from pension assets, of $8 million in 2000 and $7 million in 1999 as reimbursement for medical payments for retirees.
     As a result of the commencement of operations over Conrail's lines
(see Note 2), NS hired a substantial portion of Conrail's former work force. In August 1999, NS assumed certain pension obligations related to those employees. These obligations, along with pension plan assets in excess of the obligations, were transferred to the NS plans in 1999. This transfer resulted in an increase to NS' pension plan asset and a corresponding decrease in NS' investment in Conrail.
     NS amended its qualified pension plan, effective Oct. 1, 2000, to allow for the payment of qualifying disability benefits. The amendment increased the pension benefit obligation by $21 million at Dec. 31, 2000.
     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and Aug. 31, 1999; the costs reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:

                                        2000      1999      1998
                                        ----      ----      ----
     Funded status:
       Discount rate                    7.5%      7.75%     6.75%
       Future salary increases          5%        5%        5%
     Pension cost:
       Discount rate                    7.75%     6.75%     7.25%
       Return on assets in plans        10%       10%       9%
       Future salary increases          5%        5%        5.25%

------    -------------------------------------------

     Pension and Other Postretirement Benefit Costs Components
      ---------------------------------------------------------

     ($ in millions)                           2000      1999      1998
     ---------------                           ----      ----      ----
     PENSION BENEFITS
     Service cost                           $    18   $    17   $    13
     Interest cost                               79        73        67
     Cost of early retirement
       programs                                 119         -         -
     Expected return on
       plan assets                             (192)     (152)     (106)
     Amortization of prior
       service cost                               4         4         1
     Amortization of initial
       net asset                                 (7)       (7)       (7)
     Recognized net actuarial
       (gain) loss                              (38)      (22)      (12)
                                            --------  -------   -------
          Net cost (benefit)                $   (17)  $   (87)  $   (44)
                                            ========  =======   =======

     OTHER POSTRETIREMENT BENEFITS
     Service cost                           $    15   $    11   $    10
     Interest cost                               27        23        24
     Cost of early retirement
       programs                                  14         -         -
     Expected return on plan
       assets                                   (14)      (12)       (9)
     Amortization of prior
       service cost                               -       (12)      (12)
     Recognized net actuarial
       (gain) loss                               (4)       (2)       (2)
                                            --------  -------   -------
          Net cost                          $    38   $     8   $    11
                                            ========  =======   =======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.0% for 2001 and 7.5% for 2000. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.
     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

                                                 One percentage point
     ($ in millions)                              Increase  Decrease
     --------------------                         --------  --------
     Increase (decrease) in:
       Total service and interest cost components  $ 5          $ (4)
       Postretirement benefit obligation           $35          $(30)

------    -------------------------------------------

     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $7 million in 2000 and $5 million in both 1999 and 1998.

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. Since 1999, NS has issued shares of Common Stock to fund its contributions. NS' expenses under these plans were $12 million in both 2000 and 1999 and $10 million in 1998.
     In November 1999, NS issued and contributed to eligible participants' accounts approximately 2 million shares of Norfolk Southern Common Stock in connection with a temporary special work incentive program available to its unionized employees during much of the third quarter of 1999. The cost of the program, which was charged to compensation and benefits expenses, was $49 million.

12.  STOCK-BASED COMPENSATION

     Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock and performance share units (PSUs), up to a maximum 53,025,000 shares of Norfolk Southern Common Stock ("Common Stock"). Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Common Stock on the date of grant.
     The LTIP also permits the payment - on a current or a deferred basis and in cash or in stock - of dividend equivalents on shares of Common Stock covered by options or PSUs in an amount commensurate with dividends paid on Common Stock. Tax absorption payments also are authorized in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plans. Accordingly, grants of PSUs, restricted stock, dividend equivalents, tax absorption payments and SARs result in charges to net income, while grants of stock options have no effect on net income. Related compensation costs were $5 million in 2000, $2 million in 1999 and $25 million in 1998. NS recognized additional paid-in capital of $4 million in 1999 and $10 million in 1998 related to the tax benefit generated by stock option exercises.
     Had such compensation costs been determined in accordance with SFAS 123, net income would have been $149 million in 2000, $210 million in 1999 and $718 million in 1998; basic earnings per share would have been $0.39 in 2000, $0.55 in 1999 and $1.90 in 1998; and diluted earnings per share would have been $0.39 in 2000, $0.55 in 1999 and $1.89 in 1998. These pro forma amounts include compensation costs as calculated using the Black-Scholes option-pricing model, with average expected option lives of five years for 2000 grants, four years for 1999 grants and five years for 1998 grants; average risk-free interest rates of 6.8% in 2000, 5.2% in 1999 and 5.5% in 1998; average stock-price volatilities of 33% in 2000, 21% in 1999 and 15% in 1998; and dividend yields ranging from 0% to 3%. These assumptions produce per-share grant-date fair values of $5.22 in 2000, $5.12 in 1999 and $8.82 in 1998.

------    -------------------------------------------

Stock Option Activity
---------------------

                                                  Weighted Average
                              Option Shares        Exercise Price
                              -------------       ----------------
     Balance 12/31/97         11,373,418               $22.32
     Granted                   3,625,000                32.16
     Exercised                (1,908,370)               19.22
     Canceled                    (31,000)               29.46
                              -----------
     Balance 12/31/98         13,059,048                25.48
     Granted                   9,150,400                30.09
     Exercised                  (859,085)               17.10
     Canceled                   (234,000)               29.84
                              -----------
     Balance 12/31/99         21,116,363                27.77
     Granted                   7,705,800                16.94
     Exercised                  (273,813)               13.95
     Canceled                   (427,400)               26.84
                              -----------
     Balance 12/31/00         28,120,950               $24.96
                              ===========

     Of the total options outstanding at Dec. 31, 2000, 20 million were vested and have a weighted-average exercise price of $27.97.

Stock Options Outstanding
-------------------------

              Exercise Price                   Number      Weighted Average
     ------------------------------------    Outstanding      Remaining
          Range            Weighted Average  at 12/31/00   Contractual Life
          -----            ----------------  -----------      ----------
     $14.25 to $16.94         $16.82          8,037,350       8.7 years
      18.81 to  21.08          20.43          3,059,750       2.7 years
      24.31 to  27.69          26.81          7,988,100       6.7 years
      29.46 to  33.25          32.09          9,035,750       7.3 years
     ----------------         -------        -----------      ----------
     $14.25 to $33.25         $24.96         28,120,950       7.0 years
                                             ===========

Performance Share Units
-----------------------
     PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and average grant-date fair market values were 937,500 and $16.94 in 2000; 850,000 and $27.72 in 1999; and 565,500 and $32.16 in 1998, respectively.
PSUs may be paid in the form of shares of Common Stock, cash or any combination thereof. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

------    -------------------------------------------

Shares Available and Issued
---------------------------
     Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP are as follows:

                                      2000           1999           1998
                                      ----           ----           ----
     Available for future
      grants 12/31:
          LTIP                      2,554,584      10,512,997     16,233,600
          TSOP                      2,488,700       2,349,600              -

     Shares of Common Stock
     issued:
          LTIP                        395,626       1,086,288      2,212,323
          TSOP                              -               -              -

13.  STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income
--------------------------------------
     "Accumulated other comprehensive income" reported in "Stockholders' equity" included the following net-of-tax amounts: unrealized gains on securities of $7 million at Dec. 31, 2000, and $2 million at Dec. 31, 1999; and minimum pension liability of $13 million at each of Dec. 31, 2000, and Dec. 31, 1999. "Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

     ($ in millions)                          2000       1999      1998
     ---------------                          ----       ----      ----
     Unrealized gains on securities          $    7    $    (6)   $    1
     Minimum pension liability                   --          2       (23)
     Income taxes                                (2)         1         9
                                             ------    -------    ------
          Other comprehensive income         $    5    $    (3)   $  (13)
                                             ======    =======    ======

     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of less than $1 million in each year.

Undistributed Earnings of Equity Investees
------------------------------------------
     "Retained income" includes undistributed earnings of equity investees, principally attributable to NS' equity in the earnings of Conrail, of $351 million at Dec. 31, 2000; $330 million at Dec. 31, 1999; and $314 million at Dec. 31, 1998.

------    -------------------------------------------

14.  EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

     ($ in millions except per share,
      shares in millions)                           2000       1999     1998
     --------------------------------               ----       ----     ----
     Basic earnings per share:
       Income available to common
         stockholders for basic and
         diluted computations                     $    172   $    239  $    734
       Weighted-average shares
         outstanding                                   383        381       379
                                                  --------   --------  --------
               Basic earnings per share          $    0.45   $   0.63  $   1.94
                                                  --------   --------  --------

     Diluted earnings per share:
       Weighted-average shares
         outstanding per above                         383        381       379
       Dilutive effect of outstanding
         options, PSUs and SARs (as
         determined by the application
         of the treasury stock method)                   -          1         2
                                                  --------   --------  --------
            Adjusted weighted-average
              shares outstanding                       383        382       381
                                                  --------   --------  --------
               Diluted earnings per share        $    0.45   $   0.63  $   1.93
                                                  ========   ========  ========

     These calculations exclude options the exercise price of which exceeded the average market price of Common Stock as follows: in 2000, 28 million in the fourth, third and first quarters, and 20 million in the second quarter; in 1999, 17 million in the fourth quarter, 9 million in the third quarter, 7 million in the second quarter and 5 million in the first quarter; and in 1998, 4 million in the fourth and third quarters.
     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at Dec. 31:

                                              2000                1999
                                              ----                ----
                                        Carrying   Fair      Carrying  Fair
     ($ in millions)                     Amount   Value       Amount   Value
     ---------------                    --------  -----      --------  -----
     Investments                        $   142  $   149    $    49  $    54
     Long-term debt                      (7,636)  (7,809)    (8,058)  (7,980)
     Interest rate swaps                      -        5          -        4

------    -------------------------------------------

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity. The fair value of interest rate swaps was estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.
     Carrying amounts of marketable securities reflect unrealized holding gains of $11 million on Dec. 31, 2000, and $3 million on Dec. 31, 1999. Sales of "available-for-sale" securities were immaterial for years ended Dec. 31, 2000 and 1999.

16.  DISCONTINUED OPERATIONS - MOTOR CARRIER

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

     ($ in millions)                                   1998
     ---------------                                   ----
     Motor carrier revenues                            $ 207
     Motor carrier expenses                              208
                                                       -----
          Loss from operations                            (1)
     Gain on sale, net of taxes                          105
                                                       -----
          Income from discontinued operations          $ 104
                                                       =====
     Earnings per share (basic and diluted)
       from discontinued operations                    $0.28
                                                       =====

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

------    -------------------------------------------

     As of Dec. 31, 2000, NS' balance sheet included a reserve for environmental exposures in the amount of $36 million (of which $8 million is accounted for as a current liability), which is NS' estimate of the probable cleanup and remediation costs based on available information at 125 identified locations. On that date, 10 sites accounted for $18 million of the reserve, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 125 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Purchase Commitment
-------------------
     NSR committed in 2000 to purchase 160 locomotives in 2001. Some of the locomotives were received and paid for in 2000, and the remainder will be delivered in the first half of 2001. NSR expects to finance the purchase of these locomotives with proceeds from the sale of equipment trust certificates.

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

Debt Guarantees
---------------
     As of Dec. 31, 2000, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of related entities.

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Norfolk, Virginia
January 23, 2001

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, to be dated April 2, 2001, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 10, 2001, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on Page 19 under "Executive Officers of the Registrant."

                                  PART IV
                                  -------

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K.
          -------------------

(A)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:          Page
          ------------------------------------------           ----

          Consolidated Statements of Income
            Years ended December 31, 2000, 1999, and 1998        53

          Consolidated Balance Sheets
            As of December 31, 2000 and 1999                     54

          Consolidated Statements of Cash Flows
            Years ended December 31, 2000, 1999, and 1998        55

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 2000, 1999, and 1998        57

          Notes to Consolidated Financial Statements             58

          Independent Auditors' Report                           80

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule   Page
          --------------------------------------------------   ----

          Schedule II - Valuation and Qualifying Accounts        92

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

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits

Exhibit
Number                      Description
-------   -----------------------------------------------------------

          3     Articles of Incorporation and Bylaws -

          3(i)  The Restated Articles of Incorporation of Norfolk
                Southern Corporation are filed herewith.

          3(ii) The Bylaws of Norfolk Southern Corporation, as amended November 28, 2000, are incorporated herein by reference from Exhibit 4 to Norfolk Southern Corporation's Form S-8 filed on January 26, 2001.

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

          (b) Rights Agreement, dated as of September 26, 2000, between Norfolk Southern Corporation and The Bank of New York, with exhibits thereto, is incorporated herein by reference from Exhibit 4 to Norfolk Southern Corporation's Form 8-K filed on September 26, 2000.

          (c) Indentures related to the issuance of notes in the principal amount of $1 billion are incorporated herein by reference from Exhibits 4.1 and 4.2 to Norfolk Southern Corporation's Form S-3, Registration No. 333-46810, filed on September 27, 2000.

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

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

  10      Material Contracts (continued) -

          (e) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q Report for the period ended
               June 30, 1999.

          (f) Shared Assets Area Operating Agreement for South Jersey/ Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit
               10.5 to Norfolk Southern Corporation's Form 10-Q Report for the period ended June 30, 1999.

          (g) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q Report for the period ended
               June 30, 1999.

          (h) Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Areas Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is filed herewith.

          (i) Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q Report for the period ended
               June 30, 1999.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

          10   Material Contracts (continued) -

          (j) The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from
               Exhibit 10(i) to Norfolk Southern Corporation's 1999 Annual Report on Form 10-K.

          (k) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference with Exhibit 10(b) to Southern's 1987 Annual Report on
               Form 10-K) - is filed herewith.

          (l) The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2000, is incorporated by reference herein from Exhibit 10(l) to Norfolk Southern Corporation's 1999 Annual Report on Form 10-K.

          (m) The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 23, 2001, is filed herewith.

          (n) The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000, is filed herewith.

          (o) The Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective January 20, 2001, is filed herewith.

Item 14.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                      Description
-------   ------------------------------------------------------------

          10   Material Contracts (continued) -

          (p) The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective January 23, 2001, is filed herewith.

          (q) The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's 1998 Annual Report on Form 10-K.

          (r) Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 1997 and 1998 Annual Meeting of Stockholders) is incorporated herein by reference from
               Exhibit 10 to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

          (s) Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of August 22, 1999, is incorporated herein by reference from Exhibit 10(r) to Norfolk Southern Corporation's 1999 Annual Report on Form 10-K.

          (t) The Norfolk Southern Corporation Directors' Charitable Award Program, effective February 1, 1996, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern Corporation's Form 10-Q Report for the quarter ended June 30, 1996.

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

  12      Statement re:  Computation of Ratio of
          Earnings to Fixed Charges.

  21      Subsidiaries of the Registrant.

  23      Consents of Experts and Counsel -

          (a)  Consent of KPMG LLP.
          (b)  Consent of KPMG LLP and Ernst & Young LLP.
          (c)  Consent of PricewaterhouseCoopers LLP.

  99      Conrail Inc. 2000 Annual Report to Stockholders.


(B)       Reports on Form 8-K.

          A report on Form 8-K was filed on Oct. 2, 2000, advising of the sales of certain timber interests and indicating the anticipated range of earnings per share for the third quarter and the contribution to such earnings of the timber interest sales, and, attaching as an exhibit, the related press release.

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


                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2001.


                              NORFOLK SOUTHERN CORPORATION


                              By   /s/ David R. Goode
                                   ----------------------------------
                                   (David R. Goode, Chairman,
                                    President and Chief
                                    Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of March, 2001, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature                          Title
---------                          -----


/s/ David R. Goode
------------------------------     Chairman, President and Chief
(David R. Goode)                    Executive Officer and Director
                                    (Principal Executive Officer)


/s/ Henry C. Wolf
------------------------------     Vice Chairman and
(Henry C. Wolf)                     Chief Financial Officer
                                    (Principal Financial Officer)

Signature                          Title
---------                          -----

/s/ John P. Rathbone
------------------------------     Senior Vice President and
(John P. Rathbone)                  Controller
                                    (Principal Accounting Officer)



/s/ Gerald L. Baliles
------------------------------     Director
(Gerald L. Baliles)


------------------------------     Director
(Carroll A. Campbell, Jr.)


/s/ Gene R. Carter
------------------------------     Director
(Gene R. Carter)


/s/ Alston D. Correll
------------------------------     Director
(Alston D. Correll)


/s/ Landon Hilliard
------------------------------     Director
(Landon Hilliard)


/s/ Steven F. Leer
------------------------------     Director
(Steven F. Leer)


/s/ Jane Margaret O'Brien
------------------------------     Director
(Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------     Director
(Harold W. Pote)

                                                       Schedule II
                                                       Page 1 of 2

               Norfolk Southern Corporation and Subsidiaries
               ---------------------------------------------
                     Valuation and Qualifying Accounts
               Years Ended December 31, 1998, 1999 and 2000
                         (In millions of dollars)

                                   Additions charged to
                                   --------------------
                                   Beginning   Other    Ending
                                    Balance   Expenses Accounts  Deductions  Balance
                                   ---------  -------- --------  ---------- ---------

Year ended December 31, 1998
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $  2      $  1     $ --       $ --       $  3
Casualty and other claims
 included in other
 liabilities                        $253      $ 86     $ 22 (1)   $ 90 (2)   $271
Current portion of casualty
 and other claims included
 in accounts payable                $172      $ 11     $149 (1)   $188 (3)   $144


Year ended December 31, 1999
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $  3      $  6    $ --        $ --       $  9
Casualty and other claims
 included in other
 liabilities                        $271      $114    $  9 (1)    $119 (2)   $275
Current portion of casualty
 and other claims included
 in accounts payable                $144      $ 19    $191 (1)    $173 (3)   $181


(1)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)Payments and reclassifications to/from accounts payable.

(3)Payments and reclassifications to/from other liabilities.


                                                          (continued)

                                                       Schedule II
                                                       Page 2 of 2

               Norfolk Southern Corporation and Subsidiaries
               ---------------------------------------------
                     Valuation and Qualifying Accounts
         Years Ended December 31, 1998, 1999 and 2000 (continued)
                         (In millions of dollars)

                                   Additions charged to
                                   --------------------
                                   Beginning   Other                         Ending
                                    Balance   Expenses Accounts  Deductions  Balance
                                   ---------  -------- --------  ---------- ---------

Year ended December 31, 2000
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $  9      $  3      $ --        $ --       $ 12
Casualty and other claims
 included in other
 liabilities                        $275      $117      $  8 (1)    $138 (2)   $262
Current portion of casualty
 and other claims included
 in accounts payable                $181      $ 19      $221 (1)    $198 (3)   $223


(1)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)Payments and reclassifications to/from accounts payable.

(3)Payments and reclassifications to/from other liabilities.

                               EXHIBIT INDEX
                               -------------

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number                        Description
---------  ------------------------------------------------------------

 3(i)      The Restated Articles of Incorporation of Norfolk Southern
           Corporation.

10(h) Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Areas Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit.

10(k)      The Supplementary Agreement, entered into as of Jan. 1,
           1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company, extending and amending a Lease, dated as of October 11, 1881.

10(m) The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 23, 2001.

10(n)      The Norfolk Southern Corportation Officers' Deferred
           Compensation Plan, as amended effective September 26, 2000.

10(o)      The Norfolk Southern Corporation Executives' Deferred
           Compensation Plan, as amended effective January 20, 2001.

10(p)      The Directors' Deferred Fee Plan of Norfolk Southern
           Corporation, as amended effective January 23, 2001.

12         Statement re:  Computation of Ratio of Earnings to Fixed
           Charges.

21         Subsidiaries of Norfolk Southern Corporation.

23         Consent of Experts and Counsel -
           (a)Consent of KPMG LLP.
           (b)Consent of KPMG LLP and Ernst & Young LLP.
           (c)Consent of PricewaterhouseCoopers LLP.

99         Conrail Inc. 2000 Annual Report to Stockholders.