Form 10-Q
period 2001-03-31
NORFOLK SOUTHERN CORP
filed 2001-05-09
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                        ------------------------


                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 2001

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                   Outstanding as of April 30, 2001
                -----                   --------------------------------
     Common Stock (par value $1.00)     384,676,029 (excluding 21,363,974
                                        shares held by registrant's
                                        consolidated subsidiaries)

                            TABLE OF CONTENTS
                            -----------------

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months Ended March 31, 2001 and 2000         3

                  Consolidated Balance Sheets
                  March 31, 2001 and Dec. 31, 2000                   4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000         5

                  Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risks                                17

Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K                  18

Signatures                                                          19

                     PART I.  FINANCIAL INFORMATION
                     ------------------------------

Item 1.   Financial Statements.
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                ($ in millions except per share amounts)
                               (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2001      2000
                                                              ----      ----

Railway operating revenues:
 Coal                                                        $ 393     $ 347
 General merchandise                                           871       915
 Intermodal                                                    276       246
                                                             ------    ------
   TOTAL RAILWAY OPERATING REVENUES                          1,540     1,508
                                                             ------    ------

Railway operating expenses:
 Compensation and benefits (Note 4)                            519       655
 Materials, services and rents                                 372       371
 Conrail rents and services (Note 5)                           105       121
 Depreciation                                                  127       125
 Diesel fuel                                                   117       115
 Casualties and other claims                                    37        32
 Other                                                          58        61
                                                             ------    ------
   TOTAL RAILWAY OPERATING EXPENSES                          1,335     1,480
                                                             ------    ------
     Income from railway operations                            205        28

Other income - net                                              27        28
Interest expense on debt                                      (141)     (140)
                                                             ------    ------
     Income (loss) from continuing operations
       before income taxes                                      91       (84)

Provision (benefit) for income taxes                            30       (36)
                                                             ------    ------
     Income (loss) from continuing operations                   61       (48)

Discontinued operations - gain on sale of
  motor carrier, net of taxes (Note 3)                          13        --
                                                             ------    ------
     NET INCOME (LOSS)                                       $  74     $ (48)
                                                             ======    ======

Per share amounts (Note 9):
 Income (loss) from continuing operations,
   basic and diluted                                        $ 0.16    $(0.12)
 Net income (loss), basic and diluted                       $ 0.19    $(0.12)
 Dividends                                                  $ 0.06    $ 0.20

See accompanying notes to Consolidated Financial Statements.

Item 1.   Financial Statements.  (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)
                                                       March 31,      Dec. 31,
                                                        2001           2000
                                                        ----           ----
ASSETS
Current assets:
 Cash and cash equivalents                           $    54        $    --
 Short-term investments                                    1              2
 Accounts receivable, net (Note 7)                       440            411
 Due from Conrail (Note 5)                                20             31
 Materials and supplies                                   93             91
 Deferred income taxes                                   171            182
 Other current assets                                     75            132
                                                     --------       --------
     Total current assets                                854            849

Investment in Conrail (Note 5)                         6,166          6,154
Properties less accumulated depreciation              11,268         11,105
Other assets                                             952            868
                                                     --------       --------
     TOTAL ASSETS                                    $19,240        $18,976
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $   866        $   925
 Income and other taxes                                  246            251
 Notes and accounts payable
   to Conrail (Note 5)                                   219            155
 Other current liabilities                               329            259
 Current maturities of long-term debt                    306            297
                                                     --------       --------
     Total current liabilities                         1,966          1,887

Long-term debt (Note 6)                                7,535          7,339
Other liabilities                                      1,108          1,131
Minority interests                                        46             50
Deferred income taxes                                  2,703          2,745
                                                     --------       --------
     TOTAL LIABILITIES                                13,358         13,152
                                                     --------       --------

Stockholders' equity:
 Common stock $1.00 per share par value,
   1,350,000,000 shares authorized; issued
   405,913,657 and 405,421,447 shares,
   respectively                                          406            405
 Additional paid-in capital                              399            392
 Accumulated other comprehensive loss
   (Note 10)                                              (7)            (6)
 Retained income                                       5,104          5,053
 Less treasury stock at cost,
   21,363,974 shares                                     (20)           (20)
                                                     --------       --------
     TOTAL STOCKHOLDERS' EQUITY                        5,882          5,824
                                                     --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,240        $18,976
                                                     ========       ========

See accompanying notes to Consolidated Financial Statements.

Item 1.   Financial Statements.  (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                             ($ in millions)
                               (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                               ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             $  74     $(48)
 Reconciliation of net income (loss) to net cash
  provided by operating activities:
   Depreciation                                                  130       129
   Deferred income taxes                                         (36)      (34)
   Equity in earnings of Conrail                                 (12)      (11)
   Gains and losses on properties and investments                 (9)      (20)
   Income from discontinued operations                           (13)        --
   Changes in assets and liabilities affecting operations:
     Accounts receivable                                         (28)         3
     Materials and supplies                                       (2)       (20)
     Other current assets and due from Conrail                    68         89
     Current liabilities other than debt                          --        165
     Other - net                                                 (54)        39
                                                                -----     -----
       Net cash provided by operating activities                 118        292

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                             (294)      (170)
 Property sales and other transactions                            10         30
 Investments, including short-term                               (35)       (21)
 Investment sales and other transactions                           2         35
                                                                -----     -----
       Net cash used for investing activities                   (317)      (126)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                       (23)       (77)
 Common stock issued - net                                         4         --
 Proceeds from borrowings                                      1,275         68
 Debt repayments                                              (1,003)      (134)
                                                               -----      -----
       Net cash provided by (used for) financing activities      253       (143)
                                                               -----      -----
       Net increase in cash and cash equivalents                  54         23

CASH AND CASH EQUIVALENTS:
 At beginning of year                                             --         37
                                                               -----      -----
 At end of period                                              $  54      $  60
                                                               =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                       $  82      $  74
   Income taxes                                                $  62      $  (2)

See accompanying notes to Consolidated Financial Statements.

Item 1.   Financial Statements.  (continued)
------    --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 2000 in the matters discussed in NOTE 17, COMMITMENTS AND
     CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 2000, Notes to Consolidated Financial Statements, beginning on page 78.

3.   Discontinued Operations

     First-quarter 2001 results include an additional after-tax gain of $13 million, or 3 cents per share, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc. This noncash gain resulted from the reversal of reserves established at the time of the sale for indemnities provided as a part of the transaction.

4.   Work-Force Reduction Costs in 2000

     First-quarter 2000 "Compensation and benefits" expenses include $101 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $62 million, or 16 cents per share. These costs resulted principally from a voluntary early retirement program accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the Corporation's overfunded pension plan. The resulting noncash reduction to NS' pension plan asset is included in "Other - net" in the Consolidated Statement of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

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

Item 1.   Financial Statements.  (continued)
------    --------------------

     Operations of Conrail's Lines
     -----------------------------
     NS' railroad subsidiary, Norfolk Southern Railway Company
     (NSR) operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     Investment in Conrail
     ---------------------
     NS is applying the equity method of accounting to its investment in Conrail. NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At March 31, 2001, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.

     NS' Consolidated Balance Sheet at March 31, 2001 includes $108 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through March 31, 2001, NS has paid $79 million of these costs.

     Related-Party Transactions
     --------------------------
     NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements. Any unpaid balance is included in "Due from Conrail."

     "Conrail rents and services" includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization.

     "Notes and accounts payable to Conrail" includes $130 million at March 31, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 4.8 percent at March 31, 2001. Also included is $89 million at March 31, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Summary Financial Information - Conrail
     ---------------------------------------
     The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2000 Annual Report on Form 10-K.

Item 1.   Financial Statements.  (continued)
------    --------------------

     Summarized Consolidated Statements of Income - Conrail
     ------------------------------------------------------

                                        Three Months Ended
                                            March 31,
                                        ------------------
                                        2001        2000
                                        ----        ----
                                          ($ in millions)
                                           (Unaudited)

     Operating revenues                 $ 233       $ 259
     Operating expenses                   169         199
                                        ------      ------
       Operating income                    64          60

     Other income (expense) - net          (8)         44
                                        ------      ------
       Income before income taxes          56         104

     Provision for income taxes            11          39
                                        ------      ------
       Net income                       $  45       $  65
                                        ======      ======

     Note: Conrail's results for the first three months of 2000 included a gain from the sale of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income.

     Summarized Consolidated Balance Sheets - Conrail
     ------------------------------------------------

                                       March 31,       Dec. 31,
                                         2001           2000
                                         ----           ----
                                           ($ in millions)
                                             (Unaudited)

     Assets:
       Current assets                   $  608         $  520
       Noncurrent assets                 7,463          7,540
                                        ------         ------
            Total assets                $8,071         $8,060
                                        ======         ======

     Liabilities and
      stockholders' equity:
       Current liabilities              $  476         $  435
       Noncurrent liabilities            3,549          3,643
       Stockholders' equity              4,046          3,982
                                        ------         ------
            Total liabilities and
             stockholders' equity       $8,071         $8,060
                                        ======         ======

Item 1.   Financial Statements.  (continued)
------    --------------------

6.   Long-Term Debt

     In February 2001, NS received net proceeds of $987 million from issuing $300 million of 6.75 percent, 10-year term Senior Notes and $700 million of 7.25 percent, 30-year term Senior
     Notes.  The notes were issued under NS' October 2000
     $1 billion shelf registration.

     NS has not issued any securities under the $1 billion shelf registration that became effective in April 2001.

7.   Sale of Accounts Receivable

     Beginning in May 2000, a bankruptcy-remote special purpose subsidiary of NS sold without recourse undivided ownership interests in a pool of accounts receivable totaling approximately $700 million. The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS has retained credit risk to the extent the pool of receivables exceeds the amount sold. NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities. Payments collected from sold receivables are reinvested in new accounts receivable on behalf of the buyers.

     Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $382 million at March 31, 2001, and $388 million at Dec. 31, 2000. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net." NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has experienced very low levels of default, and as a result, little dilution. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $7 million.

     NS' allowance for doubtful accounts was $7 million at March
     31, 2001 and Dec. 31, 2000.

8.   Derivative Financial Instruments

     Required Accounting Change
     --------------------------
     On Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.

     Changes in fair value are recorded as adjustments to the assets or liabilities being hedged, in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting and the type of hedge transaction represented. For qualifying fair-value hedge transactions (those in which the particular risk being hedged is the exposure to changes

Item 1.   Financial Statements.  (continued)
------    --------------------

     changes in the fair value of an asset or a liability, or an identified portion thereof), changes in the fair values of derivative instruments are reflected as adjustments to the carrying amounts of the hedged assets or liabilities. Changes in fair values of the derivative instruments that do not offset changes in the fair values of the hedged assets or liabilities are reflected in current earnings. For qualifying cash-flow hedge transactions (those in which the particular risk being hedged is the exposure to the variability of cash flows related to variable rate assets, liabilities, or forecasted transactions), changes in the fair values of derivative instruments are reported in "Other comprehensive income" to the extent they offset changes in the cash flows related to the variable asset, liability, or forecasted transaction. Any difference is reported in current period earnings. Gains and losses on derivative instruments that are reported in "Other comprehensive income" are reclassified in earnings in the periods in which earnings are impacted by the hedged item. Since the existing swaps have been designated as fair-value hedges, NS recognized a $5 million asset related to interest rate swaps and recorded a $5 million increase in long-term debt as of Jan. 1, 2001, as a result of adopting provisions of SFAS 133 and 138.

     Market Risks and Hedging Activities
     -----------------------------------
     NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions on a limited basis.
     NS had $273 million, or 3.6 percent, and $301 million, or 4.7 percent, of its fixed-rate debt portfolio hedged at March 31, 2001 and March 31, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt, and accordingly, there has been no impact on earnings resulting from these derivative transactions.

     At March 31, 2001, "Other assets" on NS' Consolidated Balance Sheet included a $10 million asset related to interest-rate swaps and "Long-term debt" included a corresponding $10 million increase.
     Fair values were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the swap rate yield curve. Fair value adjustments are noncash transactions, and accordingly, were excluded from the Consolidated Statement of Cash Flows.

     During April 2001, NS began a program, as approved by the Board of Directors, to hedge a portion of its diesel fuel consumption.
     The program is designed to assist in the management of aggregate risk exposure to fuel price fluctuations through the use of one or more types of derivative instruments. During April 2001, NS began to implement the program by entering into swap and call option transactions. NS' management has identified these transactions as cash-flow hedges and expects them to qualify for hedge accounting treatment.

9.   Earnings Per Share

     The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:



Item 1.   Financial Statements.  (continued)
------    --------------------

                                             Three Months Ended
                                                 March 31,
                                             ------------------
                                             2001         2000
                                             ----         ----
                                               (In millions)

     Weighted-average shares
      outstanding                           384.5         382.9

     Dilutive effect of
      outstanding options and
      performance share units
      (as determined by the
      application of the
      treasury stock method)                  0.3            --
                                             -----        -----
     Diluted weighted-average
      shares outstanding                    384.8         382.9
                                            =====         =====

     The calculation for 2001 excludes options on 28 million shares because their exercise price exceeded the average market price of Common Stock for the period. The calculation for 2000 excludes 0.2 million dilutive shares due to their anti-dilutive effect as a result of the first-quarter 2000 net loss. There are no adjustments to "Net income" for the diluted earnings per share computations.

10.  Comprehensive Income (Loss)

          NS' total comprehensive income (loss) was as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  2001         2000
                                                  ----         ----
                                                   ($ in millions)

     Net income (loss)                            $  74        $ (48)
     Other comprehensive
      income (loss)                                  (1)           2
                                                  -----        -----
        Total comprehensive
         income (loss)                            $  73        $ (46)
                                                  =====        =====

     For NS, "Other comprehensive income (loss)" reflects the unrealized gains and losses on certain investments in debt and equity securities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
First-quarter 2001 net income was $74 million, and included $13 million of additional after-tax gain related to the 1998 sale of NS' motor carrier subsidiary, which is reported as "Discontinued operations" on the Consolidated Statement of Income (see Note 3). Income from continuing operations was $61 million, compared with a net loss of $48 million in the first quarter of 2000, which included $62 million of after-tax costs related to actions taken to reduce the size of the work force (see Note
4). Excluding the effects of last year's work-force reduction costs, income from continuing operations increased $47 million, principally due to higher income from railway operations.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1.54 billion in 2001, up $32 million, or 2 percent, compared with last year. As shown in the following table, the increase was attributable to a favorable revenue per unit/mix variance.

                                           First Quarter
                                           2001 vs. 2000
                                        Increase (Decrease)
                                        -------------------
                                          ($ in millions)

     Traffic volume (carloads)               $ (21)
     Revenue per unit/mix                       53
                                            ------
                                             $  32
                                            ======

Revenues and carloads for the commodity groups were as follows
(prior year data has been reclassified to conform to the current presentation):

                                  Revenues                  Carloads
                               2001       2000          2001       2000
                               ----       ----          ----       ----
                                ($ in millions)          (In thousands)

Coal                           $ 393      $ 347         439        422
General merchandise:
  Automotive                     214        241         152        183
  Chemicals                      188        185         107        114
  Metals/construction            165        175         166        191
  Paper/clay/forest              154        155         117        126
  Agr./consumer prod./govt.      150        159         130        134
                              ------     ------      ------     ------
General merchandise              871        915         672        748
Intermodal                       276        246         543        508
                              ------     ------      ------     ------
      Total                   $1,540     $1,508       1,654      1,678
                              ======     ======      ======     ======


Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Coal revenues increased $46 million, or 13 percent, in the first quarter, compared with the first quarter of last year. Total tonnage handled increased 6 percent, due to higher utility coal volume that was somewhat offset by lower volume for export coal and domestic metallurgical coal, coke and iron ore. Utility coal volume benefited from increased demand for electricity and diminished utility stockpiles, coupled with high natural gas prices and a lack of excess nuclear generation capacity. The decline in export tonnage resulted, in part, from the strong domestic utility demand, which drew tonnage that would otherwise be bound for export. Coal revenue per unit increased 9 percent, reflecting higher rates, longer length-of-haul and improved loading efficiency that resulted in more tons per car.

In the near term, coal revenues are expected to continue to benefit from increased demand for electricity and depleted utility stockpiles.

General Merchandise
-------------------
General merchandise revenues decreased $44 million, or 5 percent, in the first quarter, compared with the same period last year. Traffic volume (carloads) declined 10 percent, as all commodity groups posted decreases. Automotive traffic volume was 17 percent lower, reflecting reduced production in the face of a slowing economy. Metals and construction traffic volume declined 13 percent, principally due to the effects of the automotive slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased 7 percent, largely due to production cutbacks. Chemicals traffic volume was 6 percent lower, reflecting reduced demand. General merchandise revenue per unit increased, a result of improvements for all commodity groups except the agriculture, consumer products and government group. The improvements reflected higher rates and favorable changes in the mix of traffic within some of the groups.

General merchandise revenues are expected to continue to post year-over-year declines, absent a turnaround in the economic climate.

Intermodal
----------
First-quarter intermodal revenues increased $30 million, or 12 percent, compared with the first quarter of last year, due to higher traffic volume and increased revenue per unit. Traffic volume benefited from new domestic container business and strong international shipments early in the quarter. However, the effects of a slowing economy tempered these gains. Premium business and Triple Crown Services volumes were flat, reflecting weak economic conditions.

Intermodal revenues are expected to continue to show growth, supported by new business and facility improvements; however, continued softness in the economy could temper this positive outlook.

Railway Operating Expenses
--------------------------
Railway operating expenses were $1.34 billion in the first quarter of 2001, down $145 million, or 10 percent, compared with the same period of last year. Expenses in 2000 included $101 million of work-force reduction costs (see Note 4); excluding these costs, 2001 expenses were down $44 million, or 3 percent. The decline was largely due to lower compensation and benefit expenses, a result of the reduced size of the work force.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

"Compensation and benefits" expenses decreased $35 million, or 6 percent, excluding the effects of the work-force reduction costs in the first quarter of 2000. Lower salaries and wages, a result of last year's work force reductions, were somewhat offset by higher wage rates and benefit costs for union employees and a lower pension credit.

"Materials, services and rents" expenses increased slightly, as higher intermodal volume-related purchased services and higher materials expenses were largely offset by lower equipment rents.

"Conrail rents and services" expenses decreased $16 million, or 13 percent, reflecting lower costs in the Shared Assets Areas and a favorable adjustment to Conrail's state tax reserves.

"Diesel fuel" expenses increased $2 million, or 2 percent, due to a 7 percent rise in the average price per gallon that was partially offset by a 5 percent decline in consumption.

"Casualties and other claims" expenses increased $5 million, or 16 percent, principally due to adverse claims development.

The railway operating ratio was 86.7 percent in the first quarter of 2001, compared with 91.4 percent in the same period of 2000 (excluding the work-force reduction costs, which added 6.7 percentage points to the ratio). The improvement reflected the difference in the mix of traffic (a higher proportion of coal traffic), coupled with expense reductions.

Other Income - Net
------------------
"Other income - net" decreased slightly in the first quarter of 2001, but included $13 million for a non-recurring settlement.

Provision for Income Taxes
--------------------------
The effective income tax rate was 33.0 percent in the first quarter of 2001. Excluding NS' equity in Conrail's after-tax earnings, it was 38.0 percent. The effective rate was higher than in 2000, principally due to a substantial reduction in the level of benefits from investments in coal-seam gas properties.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, decreased significantly in the first quarter of 2001, compared with the same period last year, despite an increase in operating income. The decline resulted from: (1) higher tax payments, including the settlement of federal tax years 1995 and 1996; (2) the timing of payments to Conrail, coupled with the absence of significant one-time receipts that occurred in 2000; (3) the timing of payroll payments and (4) a litigation settlement payment. In addition, last year reflected the absence of bonus payments. NS' working capital deficit was $1.1 billion at March
31, 2001, compared with $1.0 billion at Dec. 31, 2000. NS currently has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below).

Cash used for investing activities increased significantly in the first quarter of 2001, compared with last year. The increase resulted from a 73 percent rise in property additions, a result of the purchase of locomotives versus no such purchase in the first quarter of 2000.


Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Cash provided by financing activities was $253 million in the first quarter of 2001, and included $987 million of net proceeds from the sale of Senior Notes (see Note 6) and $174 million of proceeds from the sale of equipment trust certificates. "Debt repayments" included a $981 million reduction to outstanding commercial paper. NS' debt-to-total capitalization ratio was 57.5 percent at March 31, 2001, compared with 56.9 percent at Dec. 31, 2000. NS currently has in place a $1 billion credit facility to support the $180 million of commercial paper outstanding at March 31, 2001. In addition, NS has not yet issued any securities under the $1 billion shelf registration that became effective in April 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's first-quarter net income was $45 million in 2001, down
$20 million, or 31 percent, compared with the same period last year, which included a $61 million gain ($37 million after taxes) from a property sale (see Note 5). Results in 2001 reflected a favorable adjustment to state tax reserves.

Conrail's first-quarter operating revenues were $233 million, down
$26 million, or 10 percent, compared with the same period last year. The decline reflected lower revenues at Conrail's Indiana Harbor Belt subsidiary, the expiration of some equipment leases and lower operating fees, largely a result of reduced operating costs in the Shared Assets Areas.

Conrail's first-quarter operating expenses were $169 million, down $30 million, or 15 percent, compared with the same period last year, reflecting lower expenses for compensation and benefits; materials, services and rents; and casualties and other claims.

Conrail's working capital was $132 million at March 31, 2001, compared with $85 million at Dec. 31, 2000. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' first-quarter equity in earnings of Conrail, net of amortization, was $12 million in 2001 and $11 million in 2000.

LABOR AGREEMENTS

Approximately 85 percent of NS' railroad employees are represented by labor unions under collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted
NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about 5,000 locomotive engineers on NS. In addition, tentative national agreements (subject to ratification) have been reached with the United Transportation Union, which represents about 7,500 train service employees on NS, and with the Brotherhood of Maintenance of Way
Employees, which represents about 4,500 employees on NS.

REQUIRED ACCOUNTING CHANGE

Effective Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 133 and SFAS 138 did not have a significant impact on NS for the first quarter of 2001 (see Note 8).




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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.
------    -----------------------------------------------------------

          There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 46 of the Corporation's 2000 Annual Report on Form 10-K. Additional information required by this item is included in Part I, Item I, "Financial Statements" in Note 8 on page 9.


                       PART II.  OTHER INFORMATION
                       ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (b)  Reports on Form 8-K:

               A report on Form 8-K was filed Jan. 23, 2001, advising of the declaration of a quarterly dividend and outlining certain restructuring initiatives, and attaching as an exhibit the related press release.

               A report on Form 8-K was filed Jan. 26, 2001, attaching as an exhibit Registrant's unaudited Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for the years ended Dec. 31, 1999 and 2000, excluding footnotes.

               A report on Form 8-K was filed Feb. 6, 2001, advising that the Registrant had closed the sale of Senior Notes, and attaching as an exhibit the related press release.

               A report on Form 8-K was filed Feb. 7, 2001, advising of certain details of the issuance and sale of the Registrant's Senior Notes, and attaching as exhibits the related agreements, indenture and opinions.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORFOLK SOUTHERN CORPORATION
                             --------------------------------------
                                              (Registrant)




Date:  May 9, 2001           /s/ Dezora M. Martin
       -----------           --------------------------------------
                             Dezora M. Martin
                             Corporate Secretary (Signature)




Date:  May 9, 2001           /s/ John P. Rathbone
       -----------           --------------------------------------
                             John P. Rathbone
                             Senior Vice President and Controller
                             (Principal Accounting Officer) (Signature)