Form 10-Q
period 2001-06-30
NORFOLK SOUTHERN CORP
filed 2001-08-09
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------


                                   FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended JUNE 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the transition period from ---------- to ----------
                         Commission file number 1-8339


                        NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

	Virginia	                                52-1188014
-----------------------------------	     ---------------------------------
(State or other jurisdiction of	     (IRS Employer Identification No.)
 incorporation or organization)

	Three Commercial Place
	  Norfolk, Virginia		                     23510-2191
-----------------------------------          -----------------------------
(Address of principal executive offices)	                Zip Code

Registrant's telephone number,
   including area code	                              (757) 629-2680
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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

Class                              Outstanding as of July 31, 2001
-----                              -------------------------------
Common Stock (par value $1.00)     385,325,681 (excluding 21,363,974
                                   shares held by registrant's
                                   consolidated subsidiaries)


                            TABLE OF CONTENTS
                            -----------------

                                                                     Page
                                                                     ----

Part  I.  Financial Information:

          Item 1.     Financial Statements:

                      Consolidated Statements of Income
                      Three and Six Months Ended
                      June 30, 2001 and 2000                            3

                      Consolidated Balance Sheets
                      June 30, 2001 and Dec. 31, 2000                   4

                      Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 2001 and 2000           5

                      Notes to Consolidated Financial Statements        6

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       13

          Item 3.     Quantitative and Qualitative Disclosures
                      About Market Risks                               20

Part II.  Other Information:

          Item 4.     Submission of Matters to a Vote of
                      Security Holders                                 21

          Item 6.     Exhibits                                         21

Signatures                                                             22

Exhibit Index                                                          23

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.	Financial Statements.
------	--------------------

                 NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income
                   ($ in millions except per share amounts)
                                 (Unaudited)

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                            ------------------    -----------------
                                            2001          2000    2001         2000
                                            ----          ----    ----         ----

Railway operating revenues:
   Coal                                    $   395   $   377    $   788     $   724
   General merchandise                         922       942      1,793       1,857
   Intermodal                                  275       273        551         519
                                             ------   ------     ------      ------
       TOTAL RAILWAY OPERATING REVENUES      1,592     1,592      3,132       3,100
                                             -----    ------     ------      ------

Railway operating expenses:
   Compensation and benefits (Note 4)          502       516      1,021       1,171
   Materials, services and rents               377       347        749         718
   Conrail rents and services (Note 5)         106       124        211         245
   Depreciation                                128       126        255         251
   Diesel fuel                                 106       106        223         221
   Casualties and other claims                  40        34         77          66
   Other                                        51        61        109         122
                                            ------    ------     ------      ------
       TOTAL RAILWAY OPERATING EXPENSES      1,310     1,314      2,645       2,794
                                            ------    ------     ------      ------
Income from railway operations                 282       278        487         306

Other income - net                              24        45         51          73
Interest expense on debt                      (139)     (139)      (280)       (279)
                                            ------    ------     ------      ------

       Income from continuing
         operations before income taxes        167       184        258         100

Provision for income taxes                      60        68         90          32
                                            ------    ------     ------      ------
       Income from continuing operations       107       116        168          68

Discontinued operations - gain on sale of
  motor carrier, net of taxes (Note 3)          --        --         13          --
                                            ------    ------     ------      ------
       NET INCOME                          $   107   $   116    $   181     $    68
                                            ======    ======     ======      ======

Per share amounts (Note 9):
   Income from continuing
     operations, basic and diluted          $  0.28   $  0.30    $  0.44     $  0.18
   Net income, basic and diluted            $  0.28   $  0.30    $  0.47     $  0.18
   Dividends                                $  0.06   $  0.20    $  0.12     $  0.40


See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                           ($ in millions)
                             (Unaudited)
                                                     June 30,        Dec. 31,
                                                       2001            2000
                                                       ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                         $      47        $      --
   Short-term investments                                   --                2
   Accounts receivable, net (Note 7)                       430              411
   Due from Conrail (Note 5)                                 8               31
   Materials and supplies                                   96               91
   Deferred income taxes                                   175              182
   Other current assets                                     55              132
                                                      --------         --------
       Total current assets                                811              849

Investment in Conrail (Note 5)                           6,180            6,154
Properties less accumulated depreciation                11,249           11,105
Other assets                                               999              868
                                                      --------         --------
       TOTAL ASSETS                                  $  19,239        $  18,976
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                   $      24        $      --
   Accounts payable                                        861              925
   Income and other taxes                                  265              251
   Notes and accounts payable to Conrail (Note 5)          285              155
   Other current liabilities                               251              259
   Current maturities of long-term debt                    605              297
                                                      --------         --------
       Total current liabilities                         2,291            1,887

Long-term debt (Note 6)                                  7,072            7,339
Other liabilities                                        1,108            1,131
Minority interests                                          45               50
Deferred income taxes                                    2,746            2,745
                                                      --------         --------
       TOTAL LIABILITIES                                13,262           13,152
                                                      --------         --------

Stockholders' equity:
   Common stock $1.00 per share par value,
     1,350,000,000 shares authorized;
     issued 406,604,756 and 405,421,447 shares,
     respectively                                          407               405
   Additional paid-in capital                              412               392
   Accumulated other comprehensive loss (Note 10)          (10)               (6)
   Retained income                                       5,188             5,053
   Less treasury stock at cost, 21,363,974 shares          (20)              (20)
                                                      --------          --------
       TOTAL STOCKHOLDERS' EQUITY                        5,977             5,824
                                                      --------          --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  19,239         $  18,976
                                                      ========          ========

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

               NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                            ($ in millions)
                              (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                              2001        2000
                                                              ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   181     $   68
      Reconciliation of net income to net cash
        provided by operating activities:
          Depreciation                                            262        258
          Deferred income taxes                                     4         (8)
          Equity in earnings of Conrail                           (26)       (10)
          Gains and losses on properties and investments          (26)       (61)
          Income from discontinued operations                     (13)        --
          Changes in assets and liabilities affecting operations:
            Accounts receivable (Note 7)                          (29)       432
            Materials and supplies                                 (5)       (36)
            Other current assets and due from Conrail             102        111
            Current liabilities other than debt                   (52)       122
            Other - net                                           (88)        10
                                                                -----      -----
               Net cash provided by operating activities          310        886

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                            (425)      (351)
   Property sales and other transactions                           25         82
   Investments, including short-term                              (59)       (43)
   Investment sales and other transactions                         32         38
                                                                -----      -----
               Net cash used for investing activities            (427)      (274)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                      (46)      (153)
   Common stock issued - net                                       13          1
   Proceeds from borrowings                                     1,606        719
   Debt repayments                                             (1,409)    (1,171)
                                                                -----      -----
               Net cash provided by (used for)
                 financing activities                             164       (604)
                                                                -----      -----
               Net increase in cash and cash equivalents           47          8

CASH AND CASH EQUIVALENTS:
   At beginning of year                                            --         37
                                                                -----      -----
   At end of period                                            $   47     $   45
                                                                =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest (net of amounts capitalized)                    $  285     $  276
      Income taxes                                             $   67     $    5


See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 2001, its results of operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

       Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q and (b) any Current Reports on Form 8-K.

2.     Commitments and Contingencies

       There have been no significant changes since year-end 2000 in the matters discussed in NOTE 17, COMMITMENTS AND CONTINGENCIES, appearing in the NS Annual Report on Form 10-K for 2000, Notes to Consolidated Financial Statements, beginning on page 78.

3.     Discontinued Operations

       Results for the six months ended June 30, 2001 include an additional after-tax gain of $13 million, or 3 cents per share, recorded in the first quarter, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc. This noncash gain resulted from the expiration of certain indemnities contained in the sales agreement.

4.     Work-Force Reduction Costs in 2000

       "Compensation and benefits" expenses for the six months ended June 30, 2000, include $101 million of costs recorded in the first quarter related to actions taken to reduce the size of the work force, which reduced net income by $62 million, or 16 cents per share. These costs resulted principally from a voluntary early retirement program accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits are being paid from the Corporation's overfunded pension plan. The resulting noncash reduction to NS' pension plan asset is included in "Other - net" in the Consolidated Statement of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

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

       Investment in Conrail
	 ---------------------
       NS is applying the equity method of accounting to its investment in Conrail. NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At June 30, 2001, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.

       NS' Consolidated Balance Sheet at June 30, 2001 includes $99 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through
       June 30, 2001, NS has paid $88 million of these costs.

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

       "Notes and accounts payable to Conrail" includes $194 million at June 30, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 4.1 percent at June 30, 2001. Also included is $91 million at June 30, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

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

Item 1.	Financial Statements.  (continued)
------	--------------------

Summarized Consolidated Statements of Income - Conrail
------------------------------------------------------

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                          2001          2000   2001        2000
                                          ----          ----   ----        ----
                                                      ($ in millions)
                                                        (Unaudited)

Operating revenues                       $  229      $  246  $  462     $  505
Operating expenses                          153         194     322        393
                                          -----		-----   -----      -----
    Operating income                         76          52     140        112

Other income (expense) - net                 (3)         (5)    (11)        39
                                          -----       -----   -----      -----
    Income before income taxes               73          47     129        151

Provision for income taxes                   26	         17      37         55
                                          -----       -----   -----      -----
    Net income                           $   47      $   30  $   92     $   96
                                          =====       =====   =====      =====

     Note: Conrail's results for the first six months of 2000 included a gain from the sale in the first quarter of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income.

Summarized Consolidated Balance Sheets - Conrail
------------------------------------------------

                                                      June 30,          Dec. 31,
                                                        2001              2000
                                                        ----              ----
                                                           ($ in millions)
                                                             (Unaudited)

Assets:
   Current assets                                     $    718           $    520
   Noncurrent assets                                     7,390              7,540
                                                        ------             ------
          Total assets                                $  8,108           $  8,060
                                                        ======             ======

Liabilities and stockholders' equity:
   Current liabilities                                $    457           $    435
   Noncurrent liabilities                                3,558              3,643
   Stockholders' equity                                  4,093              3,982
                                                        ------             ------
          Total liabilities and
            stockholders' equity                      $  8,108           $  8,060
                                                        ======             ======

Item 1.	Financial Statements.  (continued)
------	--------------------

6.	Long-Term Debt

      In February 2001, NS received net proceeds of $987 million from issuing $300 million of 6.75 percent, 10-year term Senior Notes and $700 million of 7.25 percent, 30-year term Senior Notes. The notes were issued under NS' October 2000 $1 billion shelf registration.

      In July 2001, NS issued $250 million floating rate, 2-year term Senior Notes under the $1 billion shelf registration that became effective in April 2001. NS intends to use the proceeds to retire commercial paper debt. Accordingly, $250 million of commercial paper outstanding at June 30, 2001, is included in "Long-term debt" on NS' Consolidated Balance Sheet. Because the credit facility that supports NS' commercial paper expires in May 2002, the remaining $24 million of commercial paper is classified as "Short-term debt."

7.    Accounts Receivable

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

      Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $402 million at June 30, 2001, and $388 million at Dec. 31, 2000. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."

8.    Derivative Financial Instruments

      On January 1, 2001, NS adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income", or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The adoption of SFAS 133 and SFAS 138 resulted in the recognition of a $5 million asset and a $5 million increase in long-term debt as of Jan. 1, 2001.


Item 1.	Financial Statements.  (continued)
------	--------------------

      NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. NS does not engage in the trading of derivatives. NS' management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values which highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

      Diesel Fuel Hedging
      -------------------
      During April 2001, NS began a program to hedge a portion of its diesel fuel consumption. Fuel costs in the second quarter represented approximately 8 percent of NS' operating expenses, and as a result, fluctuations in the price of diesel fuel can significantly affect its operating margins and profitability. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations through the use of one or more types of derivative instruments. The program provides that NS will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS' average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS entered into two types of diesel fuel derivative transactions during the second quarter of 2001. NS' management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In April, NS purchased eight monthly options at a strike price of $0.84 per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expire serially through Dec. 31, 2001, is being amortized as a component of diesel fuel expense, and because the price of diesel fuel did not reach the strike price at any time during the second quarter, NS has not recorded any benefit related to these transactions. NS also entered into 78 fuel swaps for approximately
      163 million gallons at an average price of approximately $0.74 per gallon of Nymex No. 2 heating oil. As of June 30, 2001, outstanding swaps covered approximately 16 percent, 10 percent, and 4 percent of estimated fuel purchases for the remainder of 2001 and for the years 2002 and 2003, respectively.

      NS has not recorded any ineffectiveness related to its use of diesel fuel hedges through June 30, 2001. NS' fuel hedging activity resulted in a net increase in diesel fuel expense of $0.6 million for the second quarter of 2001.

      Interest Rate Hedging
      ---------------------
      NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $273 million, or
      3.8 percent, and $294 million, or 4.5 percent, of its fixed rate debt portfolio hedged at June 30, 2001 and June 30, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Item 1.	Financial Statements.  (continued)
------	--------------------

      Fair Values
      -----------
      The fair values of NS' diesel fuel derivative instruments at June 30, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. At June 30, 2001, Accumulated other comprehensive income, a component of Stockholders' equity, includes $2 million relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate in 2001.

      The asset and liability positions of NS' outstanding derivative financial instruments at June 30, 2001 and Dec. 31, 2000 were as follows:

                                                            June 30,       Dec. 31,
                                                              2001           2000
                                                              ----           ----
                                                                ($ in millions)
      Interest rate hedges:
          Gross fair market asset position                    $  7           $ --
          Gross fair market (liability) position                --             --

      Fuel hedges:
          Gross fair market asset position                      --             --
          Gross fair market (liability) position                (2)            --
                                                              ----           ----
      Total net asset position                                $  5           $ --
                                                              ====           ====

9.	Earnings Per Share

      The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                         ------------------      ----------------
                                         2001          2000      2001        2000
                                         ----          ----      ----        ----
                                                       (In millions)

Weighted-average shares
  outstanding                            385.0         383.2     384.8       383.1

Dilutive effect of
  outstanding options and
  performance share units
  (as determined by the
  application of the
  treasury stock method)                   1.9           0.4       1.1         0.3
                                         -----         -----     -----       -----
Diluted weighted-average
  shares outstanding                     386.9         383.6     385.9       383.4
                                         =====         =====     =====       =====

The calculations exclude options on shares whose exercise price exceeded the average market price of Common Stock for the period as follows:
in 2001, 19 million in the second quarter and 28 million in the first quarter;


Item 1.	Financial Statements.  (continued)
------	--------------------

and in 2000, 20 million in the second quarter and 28 million in the first quarter. There are no adjustments to "Net income" for the diluted earnings per share computations.

10.	Comprehensive Income

NS' total comprehensive income was as follows:

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         ------------------     ----------------
                                         2001          2000     2001        2000
                                         ----          ----     ----        ----
                                                      ($ in millions)

Net income                               $   107      $   116   $   181     $   68
   Other comprehensive
    income (loss)                             (3)          --        (4)         2
                                           -----        -----     -----      -----

Total comprehensive income               $   104      $   116   $   177     $   70
                                           =====        =====     =====      =====

For NS, "Other comprehensive income (loss)" reflects the unrealized gains and losses on certain investments in debt and equity securities and net fair value adjustments to derivative financial instruments.



Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.
            -------------------------

                      NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Second-quarter net income was $107 million in 2001, down $9 million, or 8 percent, compared with the same period last year, reflecting lower nonoperating income that was somewhat offset by a 1 percent increase in income from railway operations. For the first six months of 2001, net income was $181 million and included $13 million of additional after-tax gain related to the 1998 sale of NS' motor carrier subsidiary, which is reported as "Discontinued operations" on the Consolidated Statement of Income (see Note 3). Income from continuing operations for the first six months was $168 million, compared with $68 million for the first half of 2000. Results in 2000 included $62 million of after-tax costs related to actions taken to reduce the size of the work force (see Note 4).
Excluding the effects of last year's work-force reduction costs, income from continuing operations increased $38 million, principally due to higher income from railway operations, which was somewhat offset by lower nonoperating income.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1.6 billion in 2001, unchanged from 2000. For the first six months, railway operating revenues were $3.1 billion, up $32 million, or 1 percent, compared with last year. For both periods, the effects of higher revenue per unit were offset, entirely for the quarter and in part for the first six months, by lower traffic volume.

                                            Second Quarter      First Six Months
                                            2001 vs. 2000        2001 vs. 2000
                                          Increase (Decrease)  Increase (Decrease)
                                          -------------------  -------------------
                                            ($ in millions)      ($ in millions)

Traffic volume (carloads)                       $   (62)              $   (83)
Revenue per unit/mix                                 62                   115
                                                 ------                ------
                                                $    --               $    32
                                                 ======                ======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

                                                      Revenues
                                  ----------------------------------------------
                                    Second Quarter                Six Months
                                  2001         2000            2001         2000
                                  ----         ----            ----         ----
                                                 ($ in millions)

Coal                              $   395     $   377         $   788      $   724
General merchandise:
   Automotive                         244         249             458          490
   Chemicals                          191         195             379          380
   Metals/construction                177         184             342          359
   Paper/clay/forest                  162         162             316          317
   Agr./consumer prod./govt.          148         152             298          311
                                   ------      ------          ------       ------
General merchandise                   922         942           1,793        1,857
Intermodal                            275         273             551          519
                                   ------      ------          ------       ------
          Total                   $ 1,592     $ 1,592         $ 3,132      $ 3,100
                                   ======      ======          ======       ======

                                                      Carloads
                                  ----------------------------------------------
                                    Second Quarter                Six Months
                                  2001         2000            2001          2000
                                  ----         ----            ----          ----
                                                    (In thousands)

Coal                                437          436             876           858
General merchandise:
   Automotive                       173          189             325           372
   Chemicals                        111          116             218           230
   Metals/construction              185          206             351           396
   Paper/clay/forest                117          126             234           252
   Agr./consumer prod./govt.        126          128             256           263
                                 ------       ------          ------        ------
General merchandise                 712          765           1,384         1,513
Intermodal                          538          555           1,081         1,062
                                 ------       ------          ------        ------
          Total                   1,687        1,756           3,341         3,433
                                 ======       ======          ======        ======

Coal
----
Coal revenues increased $18 million, or 5 percent, in the second quarter and $64 million, or 9 percent, in the first six months, compared with the same periods last year. Total tonnage handled increased 1 percent for the quarter and 4 percent year-to-date, principally due to higher utility coal volume that was somewhat offset by lower volume for domestic metallurgical coal, coke and iron ore and export coal. Utility coal volume increased
9 percent in the quarter and 13 percent year-to-date. Growth moderated in the quarter, reflecting milder weather and production problems at some mines. Domestic metallurgical coal, coke and iron ore volume declined 21 percent for the quarter and 25 percent for the first six months, principally due to continued weakness in the steel-production industry. Export coal volume decreased 19 percent in the quarter and 17 percent year-to-date, due in part to high domestic prices, which is diverting coal from the export market. Coal revenue per unit increased 4 percent in the quarter and 7 percent year-to-date, reflecting utilization of higher capacity cars and longer hauls. In addition, higher export rates resulting from the annual contract negotiations began to take effect late in the quarter.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

For the remainder of the year, coal revenues are expected to continue to benefit from increased demand for electricity; however, milder weather in NS' service region has negated this favorable outlook early in the third quarter.

General Merchandise
-------------------
General merchandise revenues decreased $20 million, or 2 percent, in the second quarter and $64 million, or 3 percent, for the first six months, compared with the same periods last year. Traffic volume (carloads) declined 7 percent in the quarter and 9 percent year-to-date, as all commodity groups posted decreases for both periods. Automotive traffic volume was 9 percent lower in the quarter and 13 percent lower year-to-date, reflecting continued production cutbacks in the face of the slow economy. Metals and construction traffic volume declined 10 percent in the quarter and 11 percent for the first six months, principally due to the effects of the automotive slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased 7 percent in both the quarter and year-to-date, largely due to production cutbacks by paper producers, which were mitigated by increased lumber volume. Chemicals traffic volume declined 4 percent for the quarter and 5 percent year-to-date, reflecting continued weak demand. For both periods, higher revenue per unit, largely the result of higher rates and favorable changes in the mix of traffic, offset much of the effects of the traffic volume decreases. Revenue per unit for the automotive group benefited from improved yield associated with the redesign of the mixing center network and changes in the type of equipment used on certain movements.

In spite of new business initiatives, general merchandise revenues are expected to continue to post year-over-year declines in 2001 in view of the very weak manufacturing and industrial sectors of the economy.

Intermodal
----------
Intermodal revenues increased $2 million, or 1 percent, in the second quarter and $32 million, or 6 percent, for the first six months, compared with the same periods last year. Growth in traffic volume (units) weakened in the second quarter, declining 3 percent compared with last year, as a 23 percent decrease in trailer volume more than offset a 3 percent increase in container shipments. Second-quarter traffic volume was uncharacteristically lower than that of the first quarter, reflecting the continuation of weak economic conditions and an abundance of competing truck capacity. For the year-to-date, shipments remained ahead of last year, supported by a 10 percent increase in container traffic volume, which was mitigated by a 20 percent decline in trailer traffic volume. Revenue per unit increased for both periods, largely due to rate increases.

For the remainder of the year, intermodal revenues are expected to benefit from new business and facility improvements; however, continued softness in the economy could temper this positive outlook.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion, down slightly compared with last year. For the first six months, expenses were $2.6 billion, down $149 million, or 5 percent. Expenses in 2000 included $101 million of work-force reduction costs in the first quarter (see
Note 4); excluding these costs, year-to-date 2001 expenses were down
$48 million, or 2 percent.

"Compensation and benefits" expenses decreased $14 million, or 3 percent, in the second quarter and $49 million, or 5 percent, year-to-date, excluding the first-quarter 2000 work-force reduction costs. Lower salaries and wages, a result of last year's work force reductions, were somewhat offset by higher wage rates and benefit costs for union employees, a lower pension credit and higher stock-based compensation costs that resulted from an increase in NS' stock price.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

"Materials, services and rents" expenses increased $30 million, or 9 percent, in the quarter and $31 million, or 4 percent, year-to-date, primarily due to higher mechanical and engineering costs and higher expenses for intermodal-related purchased services. These increases were partially offset by lower equipment rents and joint facility expenses.

"Conrail rents and services" expenses decreased $18 million, or 15 percent, in the second quarter and $34 million, or 14 percent, year-to-date. Both declines reflected higher equity earnings in Conrail and lower costs in the Shared Assets Areas.

"Diesel fuel" expenses were unchanged in the second quarter, but increased $2 million, or 1 percent, for the first six months. For both periods, consumption was lower (5 percent) and price per gallon was higher (5 percent for the quarter and 7 percent for the year-to-date).

"Casualties and other claims" expenses increased $6 million, or 18 percent, in the second quarter and $11 million, or 17 percent, for the first six months. Both comparisons reflected the absence of a premium refund that benefited last year and adverse claims development. The year-to-date also reflected higher costs related to derailments.

"Other" expenses decreased $10 million, or 16 percent, in the second quarter and $13 million, or 11 percent, for the first six months.
Both declines primarily resulted from lower property and sales and use taxes, together with lower travel and relocation costs.

The second-quarter railway operating ratio was 82.3 percent in 2001, compared with 82.5 percent in 2000. For the first six months, the ratio was 84.5 percent in 2001, compared with 86.9 percent in 2000 (excluding the work-force reduction costs, which added 3.2 percentage points to the ratio).

Other Income - Net
------------------
"Other income - net" decreased $21 million in the second quarter and $22 million for the first six months, compared with the same periods last year. The comparisons reflect the $28 million gain in the second quarter of 2000 from the sale of gas and oil royalty and working interests.

Provision for Income Taxes
--------------------------
The second-quarter effective income tax rate was 35.9 percent in 2001, compared with 37.0 percent last year. For the first six months, the effective rate was 34.9 percent, compared with 32.0 percent last year. Excluding NS' equity in Conrail's after-tax income, the second-quarter rate was 39.2 percent in 2001 and 36.8 percent in 2000, and the year-to-date rate was 38.8 percent in 2001 and 35.6 percent in 2000. Both increases resulted from a reduction in the level of benefits from investments in coal-seam gas properties.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, decreased significantly in the first six months of 2001, compared with the same period last year. The decline resulted from: (1) the absence of the large cash infusion received May 1, 2000, upon commencement of the program to sell accounts receivable; (2) higher tax payments this year, including the settlement of federal tax years 1995 and 1996; (3) the timing of payments to Conrail, coupled with the absence of significant one-time receipts that occurred in 2000; (4) the absence of bonus payments in 2000 and (5) a litigation settlement payment this year. These items were somewhat offset by higher operating income and the receipt of cash from a non-recurring settlement. NS' working capital deficit was $1.5 billion at June 30, 2001, compared with $1.0 billion at Dec. 31, 2000.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

NS currently has the capability to issue commercial paper to meet its more immediate working capital needs (see the discussion of financing activities, below).

Cash used for investing activities increased significantly in the first six months of 2001, compared with the same period last year. The increase resulted from a 21 percent rise in property additions, reflecting the purchase of locomotives as compared to the absence of such a purchase in the first half of 2000, somewhat offset by less track program work and fewer freight car purchases.

Cash provided by financing activities was $164 million for the first six months of 2001. Sources of cash included $987 million of net proceeds from the sale of Senior Notes (see Note 6), $174 million of proceeds from the sale of equipment trust certificates and a net increase of $144 million in borrowings from PRR. Uses of cash included an $857 million net reduction to commercial paper and a $200 million repayment of Senior Notes. NS' debt-to-total capitalization ratio was 56.9 percent at June 30, 2001, unchanged compared with Dec. 31, 2000. NS currently has in place a $1 billion credit facility (which expires in May 2002, see Note 6) to support the $274 million of commercial paper outstanding at June 30, 2001. In addition, NS has issued (in July 2001, see Note 6) only $250 million of debt under its $1 billion shelf registration that became effective in April 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's second-quarter net income was $47 million in 2001, compared with $30 million in the second quarter of last year. The improvement reflected lower casualties and other claims expenses, largely due to favorable claims development, and an environmental settlement in favor of the company. For the first six months, net income was $92 million this year, compared with $96 million last year. The decline was the result of the absence of a $37 million after-tax gain from a property sale in the first quarter of 2000 (see Note 5), largely offset by lower casualties and other claims expenses, a favorable adjustment to state tax reserves and the environmental settlement.

Conrail's operating revenues decreased 7 percent in the second quarter and 9 percent for the first six months, compared with the same periods of last year. The declines resulted from lower revenues at Conrail's Indiana Harbor Belt subsidiary, the expiration of some equipment leases and lower operating fees, largely because of reduced operating costs in the Shared Assets Areas.

Conrail's operating expenses decreased 21 percent in the second quarter and 18 percent for the first six months, compared with the same periods of last year. Both declines principally resulted from lower expenses for materials, services and rents; casualties and other claims; and compensation and benefits.

Conrail's working capital was $261 million at June 30, 2001, compared with $85 million at Dec. 31, 2000. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' equity in earnings of Conrail, net of amortization, was $14 million in the second quarter, compared with a $1 million loss in the second quarter of last year, and was $26 million for the first six months, compared with $10 million for the same period last year.

OTHER MATTERS

Telecommunications Subsidiary
-----------------------------
NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), is co-developing fiber optic infrastructure with members of the telecommunications industry. This industry has recently experienced a severe downturn. During the second quarter, one of T-Cubed's co-developers filed for protection under Chapter 11 of the U.S.
Bankruptcy Code and foreign laws.  This co-developer owes T-Cubed


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

amounts for work performed on joint projects; however, based on known facts and circumstances, Management believes that such amounts ultimately will be realized.

As a result of changes in the values of telecommunications assets, T-Cubed has reviewed the carrying amount of its telecommunications assets, including those still under development, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized. Upon completion of the network currently under development, T-Cubed expects its net investment to be more than $100 million. Should conditions in the telecommunications industry worsen, T-Cubed's prospects for recovering its investment in these assets may be reduced.

Labor Arbitration
-----------------
Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately one hundred of these claimants. These claims likely will be arbitrated in the fall of 2001. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for claims currently in arbitration should not have a material adverse effect on NS' financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter.

Labor Agreements
----------------
Approximately 85 percent of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about 5,000
NS employees, and a national agreement has been reached with the Brotherhood of Maintenance of Way Employes, which represents about
4,500 NS employees. In addition, tentative national agreements (subject to ratification) have been reached with the International Brotherhood of Electrical Workers, which represents about 1,000 NS employees, and the United Transportation Union, which represents about 7,500 NS employees.

REQUIRED ACCOUNTING CHANGES

Effective Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities" (see Note 8).

Effective April 1, 2001, NS adopted SFAS No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name.
SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. NS adopted the disclosure requirements with its 2000 Annual Report; the remaining provisions of SFAS No. 140 did not have a material effect on NS' financial statements.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project." Forward-looking statements reflect Management's good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which Management has little or no control, including: domestic and international economic conditions;
the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements.


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


PART II.  OTHER INFORMATION
---------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on May 10, 2001, at which meeting three directors were elected to serve for a term of three years, the appointment of independent public accountants was ratified, the Long-Term Incentive Plan, as amended, was approved and two stockholder proposals were defeated.

The three directors were elected by the following vote:

                              FOR                     AUTHORITY WITHHELD
                              ---                     ------------------
      Alston D. Correll       294,963,176 votes       33,832,559 votes
      Landon Hilliard         290,688,924 votes       38,106,811 votes
      Jane Margaret O'Brien   292,678,662 votes       36,117,073 votes

The appointment of KPMG LLP, independent public accountants, as auditors of the Corporation's books and records was ratified by the following vote:

      FOR:  307,873,292 shares
      AGAINST:  18,878,106 shares
      ABSTAINED:  2,044,337 shares

The Long-Term Incentive Plan, as amended, was approved by the following vote:

      FOR:	239,645,596 shares
      AGAINST:  40,588,852 shares
      ABSTAINED:  3,434,201 shares

A stockholder proposal concerning the Board's reporting to the stockholders on the Corporation's activities and efforts related to global warming was defeated by the following vote:

      FOR:  21,653,627 shares
      AGAINST:  251,349,564 shares
      ABSTAINED:  10,665,458 shares

A stockholder proposal concerning the elimination of dividend equivalent payments on stock options for Vice Presidents and above was defeated by the following vote:

      FOR:  31,720,573 shares
      AGAINST:  246,744,053 shares
      ABSTAINED:  5,204,023 shares


Item 6.     Exhibits
------      --------

10(v) The Norfolk Southern Corporation Stock Unit Plan, effective July 24, 2001, is filed herewith.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NORFOLK SOUTHERN CORPORATION
                               --------------------------------------
                               (Registrant)




Date:	August 9, 2001           /s/ Dezora M. Martin
      --------------           --------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:	August 9, 2001           /s/ John P. Rathbone
      --------------           --------------------------------------
                              John P. Rathbone
                              Senior Vice President and Controller
                              (Principal Accounting Officer) (Signature)

                                     EXHIBIT INDEX
                                     -------------

Electronic
Submission
Exhibit
Number       Description                                          Page
----------   -------------------------------------------------    ----

     10(v)   Norfolk Southern Corporation Stock Unit                24
             Plan, effective July 24, 2001