Form 10-Q
period 2001-09-30
NORFOLK SOUTHERN CORP
filed 2001-11-09
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------


                                   FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended SEPTEMBER 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the transition period from		    to
                                        ----------      ----------
                                       Commission file number 1-8339


                            NORFOLK SOUTHERN CORPORATION
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Virginia                                     52-1188014
-----------------------------------	        ---------------------------------
(State or other jurisdiction of	        (IRS Employer Identification No.)
 incorporation or organization)

   Three Commercial Place
     Norfolk, Virginia                                  23510-2191
-----------------------------------	        ---------------------------------
(Address of principal executive offices)	               Zip Code

Registrant's telephone number, including area code             (757) 629-2680
                                                             ----------------

                                    No Change
-----------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  (X) Yes   ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

           Class	                      Outstanding as of October 31, 2001
           -----                        ----------------------------------
Common Stock (par value $1.00)          385,528,270 (excluding 21,363,974
                                        shares held by registrant's
                                        consolidated subsidiaries)

                               TABLE OF CONTENTS
                               -----------------

                                     Page
                                     ----

Part  I.	Financial Information:

            Item 1.  Financial Statements:

                     Consolidated Statements of Income
                     Three and Nine Months Ended
                     Sept. 30, 2001 and 2000                              3

                     Consolidated Balance Sheets
                     Sept. 30, 2001 and Dec. 31, 2000                     4

                     Consolidated Statements of Cash Flows
                     Nine Months Ended Sept. 30, 2001 and 2000            5

                     Notes to Consolidated Financial Statements           6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       13

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risks                                  20

Part II.    Other Information:

            Item 6.  Exhibits and Reports on Form 8-K                    21

            Signatures                                                   22

            Exhibit Index                                                23

                            PART I.  FINANCIAL INFORMATION
                            ------------------------------

Item 1.	Financial Statements.
------	--------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income
                       ($ in millions except per share amounts)
                                    (Unaudited)

                                      Three Months Ended  Nine Months Ended
                                           Sept. 30,          Sept. 30,
                                      ------------------  -----------------
                                        2001      2000      2001     2000
                                        ----      ----      ----     ----

Railway operating revenues:
  Coal                                 $  366    $  363    $1,154   $1,087
  General merchandise                     862       878     2,655    2,735
  Intermodal                              280       294       831      813
                                       ------    ------    ------   ------
    TOTAL RAILWAY
    OPERATING REVENUES                  1,508     1,535     4,640    4,635
                                       ------    ------    ------   ------

Railway operating expenses:
  Compensation and benefits (Note 4)      478       507     1,499    1,678
  Materials, services and rents           363       360     1,112    1,078
  Conrail rents and services (Note 5)     113       119       324      364
  Depreciation                            129       126       384      377
  Diesel fuel                              93       118       316      339
  Casualties and other claims              32        33       109       99
  Other                                    55        61       164      183
                                       ------    ------    ------   ------
    TOTAL RAILWAY
    OPERATING EXPENSES                  1,263     1,324     3,908    4,118
                                       ------    ------    ------   ------
      Income from railway operations      245       211       732      517

Other income - net                         16        81        67      154
Interest expense on debt                 (137)     (136)     (417)    (415)
                                       ------    ------    ------   ------
      Income from continuing
      operations before income taxes      124       156       382      256

Provision for income taxes                 45        57       135       89
                                       ------    ------    ------   ------
      Income from continuing
      operations                           79        99       247      167

Discontinued operations - gain on
sale of motor carrier, net of
taxes (Note 3)                             --        --        13       --
                                       ------    ------    ------   ------
    NET INCOME                         $   79    $   99    $  260   $  167
                                       ======    ======    ======   ======

Per share amounts (Note 9):
  Income from continuing
   operations, basic and diluted       $ 0.20    $ 0.26    $ 0.64   $ 0.44
  Net income, basic and diluted        $ 0.20    $ 0.26    $ 0.67   $ 0.44
  Dividends                            $ 0.06    $ 0.20    $ 0.18   $ 0.60

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                      NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                   ($ in millions)
                                     (Unaudited)
                                                   Sept. 30,      Dec. 31,
                                                     2001           2000
                                                     ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                        $    134       $     --
  Short-term investments                                 --              2
  Accounts receivable, net                              456            411
  Due from Conrail (Note 5)                               6             31
  Materials and supplies                                 89             91
  Deferred income taxes                                 170            182
  Other current assets                                   38            132
                                                   --------       --------
    Total current assets                                893            849

Investment in Conrail (Note 5)                        6,188          6,154
Properties less accumulated depreciation             11,276         11,105
Other assets                                          1,028            868
                                                   --------       --------
    TOTAL ASSETS                                   $ 19,385       $ 18,976
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    869       $    925
  Income and other taxes                                259            251
  Notes and accounts payable to Conrail (Note 5)        351            155
  Other current liabilities                             300            259
  Current maturities of long-term debt                  604            297
                                                   --------       --------
    Total current liabilities                         2,383          1,887

Long-term debt (Note 6)                               7,064          7,339
Other liabilities                                     1,079          1,131
Minority interests                                       45             50
Deferred income taxes                                 2,781          2,745
                                                   --------       --------
    TOTAL LIABILITIES                                13,352         13,152
                                                   --------       --------

Stockholders' equity:
  Common stock $1.00 per share par value,
    1,350,000,000 shares authorized;
    issued 406,837,206 and 405,421,447 shares,
    respectively                                        407            405
  Additional paid-in capital                            416            392
  Accumulated other comprehensive loss (Note 10)        (14)            (6)
  Retained income                                     5,244          5,053
  Less treasury stock at cost, 21,363,974 shares        (20)           (20)
                                                   --------       --------
    TOTAL STOCKHOLDERS' EQUITY                        6,033          5,824
                                                   --------       --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 19,385       $ 18,976
                                                   ========       ========

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                   ($ in millions)
                                     (Unaudited)

                                                    Nine Months Ended
                                                        Sept. 30,
                                                    -----------------
                                                     2001       2000
                                                     ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   260    $    167
  Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation                                       395         387
      Deferred income taxes                               49           2
      Equity in earnings of Conrail                      (31)        (13)
      Gains and losses on properties and investments     (27)       (141)
      Income from discontinued operations                (13)         --
      Changes in assets and liabilities
        affecting operations:
          Accounts receivable (Note 7)                   (55)        388
          Materials and supplies                           2         (16)
          Other current assets and due from Conrail      117         130
          Current liabilities other than debt             --         303
          Other - net                                   (120)         16
                                                      ------      ------
          Net cash provided by operating activities      577       1,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                    (594)       (508)
  Property sales and other transactions                   38         116
  Investments, including short-term                      (81)        (64)
  Investment sales and other transactions                 35          43
                                                      ------      ------
          Net cash used for investing activities        (602)       (413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends                                              (69)       (230)
  Common stock issued - net                               14           1
  Proceeds from borrowings                             1,940         875
  Debt repayments                                     (1,726)     (1,342)
                                                      ------      ------

          Net cash provided by (used for)
           financing activities                          159        (696)
                                                      ------      ------
          Net increase in cash and cash
           equivalents                                   134         114

CASH AND CASH EQUIVALENTS:
  At beginning of year                                    --          37
                                                      ------      ------
  At end of period                                    $  134      $  151
                                                      ======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amounts capitalized)             $  360      $  335
    Income taxes                                      $   71      $    6

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements


1.	In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of Sept. 30, 2001, its results of operations for the three and nine months ended Sept. 30, 2001 and 2000, and its cash flows for the nine months ended Sept. 30, 2001 and 2000.

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

3.    Discontinued Operations

      Results for the nine months ended Sept. 30, 2001 include an additional after-tax gain of $13 million, or 3 cents per share, recorded in the first quarter, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.
      This noncash gain resulted from the expiration of certain indemnities contained in the sales agreement.

4.    Work-Force Reduction Costs in 2000

      "Compensation and benefits" expenses for the nine months ended Sept. 30, 2000, include $101 million of costs recorded in the first quarter related to actions taken to reduce the size of the work force, which reduced net income by $62 million, or 16 cents per share. These costs resulted principally from a voluntary early retirement program accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits are being paid from the Corporation's overfunded pension plan. The resulting noncash reduction to NS' pension plan asset is included in "Other - net" in the Consolidated Statement of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

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

      NS' Consolidated Balance Sheet at Sept. 30, 2001 includes $86 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through
      Sept. 30, 2001, NS has paid $101 million of these costs.

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

      "Notes and accounts payable to Conrail" includes $263 million at Sept. 30, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 3.8 percent at Sept. 30, 2001. Also included is $88 million at Sept. 30, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

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

Item 1.     Financial Statements.  (continued)
------      --------------------

      Summarized Consolidated Statements of Income - Conrail
      ------------------------------------------------------

                                        Three Months Ended   Nine months Ended
                                             Sept. 30,           Sept. 30,
                                        ------------------   ----------------
                                         2001        2000     2001      2000
                                         ----        ----     ----      ----
                                                    ($ in millions)
                                                      (Unaudited)

      Operating revenues                 $  223      $  243   $  685	$  748
      Operating expenses                    165         178      487       571
                                          -----       -----    -----     -----
        Operating income                     58          65      198       177

      Other income (expense) - net           (2)         (6)     (13)       33
                                          -----       -----    -----     -----
        Income before income taxes           56          59      185       210

      Provision for income taxes             21          24       58        79
                                          -----       -----    -----     -----
        Net income                       $   35      $   35   $  127    $  131
                                          =====       =====    =====     =====

      Note: Conrail's results for the first nine months of 2000 included a gain from the sale in the first quarter of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gain related to that fair-value write-up, totaling $16 million after taxes, was excluded in determining NS' equity in Conrail's net income.

      Summarized Consolidated Balance Sheets - Conrail
      ------------------------------------------------

                                             Sept. 30,       Dec. 31,
                                               2001            2000
                                               ----            ----
                                                  ($ in millions)
                                                    (Unaudited)

      Assets:
        Current assets                        $   820         $   520
        Noncurrent assets                       7,323           7,540
                                               ------          ------
          Total assets                        $ 8,143         $ 8,060
                                               ======          ======

      Liabilities and
       stockholders' equity:
        Current liabilities                   $   403         $   435
        Noncurrent liabilities                  3,611           3,643
        Stockholders' equity                    4,129           3,982
                                               ------          ------
          Total liabilities and
           stockholders' equity               $ 8,143         $ 8,060
                                               ======          ======


Item 1.	Financial Statements.  (continued)
------	--------------------

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

      Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $395 million at Sept. 30, 2001, and
      $388 million at Dec. 31, 2000. The fees associated with the sales, which are based on the buyers' financing costs, are included in "Other income - net."

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

Item 1.	Financial Statements.  (continued)
------	--------------------

      Diesel Fuel Hedging
      -------------------

      In second quarter 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments. Diesel fuel costs represented approximately 7 percent and 8 percent of NS' operating expenses for the third quarter and first nine months of 2001, respectively. The program provides that NS will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS' average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS has entered into two types of diesel fuel derivative transactions through third quarter 2001. NS' management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In April, NS purchased eight monthly call options at a strike price of $0.84 per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expire serially through Dec. 31, 2001, is being amortized as a component of diesel fuel expense.
      Because the price of diesel fuel did not reach the strike price at any time through the third quarter, NS has not recorded any benefit related to these transactions. During the third quarter, NS entered into 72 fuel swaps for approximately 108 million gallons at an average price of approximately $0.66 per gallon of Nymex No. 2 heating oil. As of Sept. 30, 2001, outstanding swaps covered approximately 21 percent, 22 percent, and 12 percent of estimated fuel purchases for the remainder of 2001 and for the years 2002 and 2003, respectively.

      NS' fuel hedging activity resulted in a net increase in diesel fuel expense of $1.8 million and $2.1 million, respectively, for the third quarter and first nine months of 2001.
      Ineffectiveness related to the use of diesel fuel hedges through Sept. 30, 2001, was less than $1 million.

      Interest Rate Hedging
      ---------------------
      NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $258 million, or 3.6 percent, and $287 million, or 4.4 percent, of its fixed rate debt portfolio hedged at Sept. 30, 2001 and Sept. 30, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

      Fair Values
      -----------
      The fair values of NS' diesel fuel derivative instruments at Sept. 30, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. At Sept. 30, 2001, "Accumulated other comprehensive income," a component of "Stockholders' equity," includes $4 million relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate within the next twelve months.

Item 1.     Financial Statements.  (continued)
------      --------------------


      The asset and liability positions of NS' outstanding derivative financial instruments at Sept. 30, 2001 and Dec. 31, 2000 were as follows:

                                                  Sept. 30,       Dec. 31,
                                                    2001            2000
                                                    ----            ----
                                                      ($ in millions)

      Interest rate hedges:
         Gross fair market asset position          $  18          $ --
         Gross fair market (liability) position       --            --

      Fuel hedges:
         Gross fair market asset position              1             --
         Gross fair market (liability) position       (7)            --
                                                    ----           ----
      Total net asset position                     $  12          $  --
                                                    ====           ====

9.    Earnings Per Share

      The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                     Three Months Ended    Nine months Ended
                                          Sept. 30,            Sept. 30,
                                     ------------------    -----------------
                                      2001       2000       2001      2000
                                      ----       ----       ----      ----
                                                  (In millions)

      Weighted-average shares
       outstanding                    385.4      383.5      385.0     383.2

      Dilutive effect of
       outstanding options and
       performance share units
       (as determined by the
       application of the
       treasury stock method)           1.7        0.2        1.3       0.3
                                      -----      -----      -----     -----
      Diluted weighted-average
       shares outstanding             387.1      383.7      386.3     383.5
                                      =====      =====      =====     =====

      The calculations exclude options on shares whose exercise price exceeded the average market price of Common Stock for the period as follows: in 2001, 19 million in each of the third and second quarters and 28 million in the first quarter; and in 2000, 28 million in each of the third and first quarters and 20 million in the second quarter. There are no adjustments to "Net income" for the diluted earnings per share computations.

Item 1.     Financial Statements.  (continued)
------      --------------------

10.	Comprehensive Income

      NS' total comprehensive income was as follows:

                                     Three Months Ended   Nine months Ended
                                          Sept. 30,           Sept. 30,
                                     ------------------   -----------------
                                      2001       2000      2001      2000
                                      ----       ----      ----      ----
                                                 ($ in millions)

      Net income                      $   79     $   99    $  260    $  167
      Other comprehensive
       income (loss)                      (4)         3        (8)        5
                                       -----      -----     -----     -----

      Total comprehensive
       income                         $   75     $  102    $  252    $  172
                                       =====      =====     =====     =====

      For NS, "Other comprehensive income (loss)" reflects the unrealized gains and losses on certain investments in debt and equity securities and net fair value adjustments to certain derivative financial instruments.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.
            -------------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial Condition
                              and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
Third-quarter net income was $79 million in 2001, down $20 million, or 20 percent, compared with third quarter last year, reflecting lower nonoperating income that was somewhat offset by a 16 percent increase in income from railway operations. For the first nine months of 2001, net income was $260 million and included $13 million of additional after-tax gain related to the 1998 sale of NS' motor carrier subsidiary, which is reported as "Discontinued operations" on the Consolidated Statement of Income (see Note 3). Income from continuing operations was $247 million year-to-date, compared with $167 million for the first nine months of last year. Results in 2000 included $62 million of after-tax costs related to actions taken to reduce the size of the work force (see Note 4). Excluding the effects of last year's work-force reduction costs, income from continuing operations increased
$18 million, principally due to higher income from railway operations, which was somewhat offset by lower nonoperating income.

Railway Operating Revenues
--------------------------
Third-quarter railway operating revenues were $1.5 billion in 2001, down $27 million, or 2 percent, compared with third-quarter 2000. For the first nine months, railway operating revenues were $4.6 billion, up $5 million, compared with the same period last year. Both periods benefited from higher revenue per unit; however, these benefits were overshadowed by declines in traffic volume of 6 percent for the quarter and 4 percent for the first nine months.

                                     Third Quarter         First Nine months
                                     2001 vs. 2000           2001 vs. 2000
                                  Increase (Decrease)     Increase (Decrease)
                                  -------------------     -------------------
                                     ($ in millions)         ($ in millions)

Traffic volume (carloads)               $   (97)                 $  (181)
Revenue per unit/mix                         70                      186
                                         ------                   ------
                                        $   (27)                 $     5
                                         ======                   ======


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                                  Revenues
                              ----------------------------------------------
                                  Third Quarter            Nine months

                                 2001         2000       2001        2000
                                 ----         ----       ----        ----
                                              ($ in millions)

Coal                             $   366     $   363    $ 1,154     $ 1,087
General merchandise:
  Automotive                         199         208        657         698
  Chemicals                          190         189        569         569
  Metals/construction                176         172        518         531
  Paper/clay/forest                  150         160        466         477
  Agr./consumer prod./govt.          147         149        445         460
                                  ------      ------     ------      ------
General merchandise                  862         878      2,655       2,735
Intermodal                           280         294        831         813
                                  ------      ------     ------      ------
     Total                       $ 1,508     $ 1,535    $ 4,640     $ 4,635
                                  ======      ======     ======      ======

                                                  Carloads
                              ----------------------------------------------
                                  Third Quarter            Nine months

                                 2001        2000        2001        2000
                                 ----        ----        ----        ----
                                              (In thousands)

Coal                               403         425       1,279       1,282
General merchandise:
  Automotive                       137         158         462         530
  Chemicals                        110         114         328         343
  Metals/construction              186         194         537         591
  Paper/clay/forest                110         122         344         374
  Agr./consumer prod./govt.        120         129         376         392
                                ------      ------      ------      ------
General merchandise                663         717       2,047       2,230
Intermodal                         557         590       1,638       1,653
                                ------      ------      ------      ------
    Total                        1,623       1,732       4,964       5,165
                                ======      ======      ======      ======

Coal
----
Coal revenues increased $3 million, or 1 percent, in the third quarter and $67 million, or 6 percent, in the first nine months, compared with the same periods last year. Total tonnage handled decreased 4 percent for the quarter, but increased 1 percent for the year-to-date. The decline for the quarter reflected losses in export coal and domestic metallurgical coal, coke and iron ore, partially offset by gains in utility coal. Year-to-date tonnage benefited from stronger utility demand earlier in the year. Utility coal volume increased 5 percent in the quarter and 11 percent year-to-date. Growth moderated in the quarter, reflecting milder weather and production problems at some mines. Domestic metallurgical coal, coke and iron ore volume declined 23 percent for the quarter and 25 percent for the first nine months, principally due to continued weakness in the steel-production industry. Export coal volume decreased 41 percent in the quarter and 25 percent year-to-date, due in part to high domestic prices which are diverting coal from the export market. Coal revenue per unit increased 6 percent for both the quarter and year-to-date, reflecting utilization of higher

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------


capacity cars, higher rates and favorable changes in the mix of traffic and length of hauls. In addition, higher export rates resulting from the annual contract negotiations began to take effect late in the second quarter.

Fourth-quarter coal revenues are expected to continue to compare favorably year-over-year, supported by steady demand for coal-fired electricity.

General Merchandise
-------------------
General merchandise revenues decreased $16 million, or 2 percent, in the third quarter and $80 million, or 3 percent, for the first nine months, compared with the same periods last year. Traffic volume (carloads) declined 8 percent in the quarter and the year-to-date, as all commodity groups posted decreases for both periods. Automotive traffic volume was 13 percent lower in both periods, reflecting continued production cutbacks in the face of the slow economy. Metals and construction traffic volume declined 4 percent in the quarter and 9 percent for the first nine months, principally due to the effects of the economic slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased 10 percent in the quarter and 8 percent year-to-date, largely due to production cutbacks by paper producers, which were mitigated by increased lumber volume. For both periods, higher revenue per unit, largely the result of higher rates and favorable changes in the mix of traffic, offset much of the effects of the traffic volume decreases. Revenue per unit for the automotive group also benefited from improved yield associated with the redesign of the mixing center network and changes in the type of equipment used on certain movements.

Fourth-quarter general merchandise revenues are expected to be comparable to those of last year, which began to show the adverse effects of the economic slowdown.

Intermodal
----------
Intermodal revenues decreased $14 million, or 5 percent, in the third quarter, but increased $18 million, or 2 percent, for the first nine months, compared with the same periods last year. For the quarter, traffic volume (units) declined 6 percent compared with third quarter last year, principally due to a 26 percent decrease in trailer volume. For the year-to-date, shipments were only slightly below last year, as a 6 percent increase in container traffic volume largely offset a 22 percent decline in trailer traffic volume. Revenue per unit increased for both periods, primarily due to rate increases.

Fourth-quarter intermodal revenues are expected to benefit from new business and facility improvements; however, continued softness in the economy could offset these benefits.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1.3 billion, down $61 million, or 5 percent, compared with third quarter last year. For the first nine months, expenses were $3.9 billion, down
$210 million, or 5 percent. Expenses in 2000 included $101 million of work-force reduction costs in the first quarter (see Note 4); excluding these costs, 2001 expenses were down $109 million, or 3 percent.

"Compensation and benefits" expenses decreased $29 million, or 6 percent, in the third quarter and $78 million, or 5 percent, year-to-date, excluding the first-quarter 2000 work-force reduction costs. Lower salaries and wages, a result of last year's work force reductions, were somewhat offset by higher wage rates and benefit costs for union employees and lower pension income.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

"Materials, services and rents" expenses increased $3 million, or 1 percent, in the quarter and $34 million, or 3 percent, year-to-date, primarily due to higher mechanical and engineering costs and higher expenses for intermodal-related and other purchased services. These increases were partially offset by lower equipment rents and joint facility expenses.

"Conrail rents and services" expenses decreased $6 million, or 5 percent, in the third quarter and $40 million, or 11 percent, year-to-date. Both declines reflected lower expenses in the Shared Assets Areas. The year-to-date also benefited from higher equity earnings from Conrail.

"Diesel fuel" expenses decreased $25 million, or 21 percent, in the third quarter and $23 million, or 7 percent, for the first nine months. Both periods benefited from lower consumption -- down 15 percent for the quarter and 8 percent for the year-to-date. The price per gallon dropped 8 percent in the quarter, but remained slightly higher for the year-to-date.

"Casualties and other claims" expenses decreased slightly in the third quarter, but increased $10 million, or 10 percent, for the first nine months. The year-to-date increase reflected the absence of a premium refund that provided a benefit last year and adverse claims development.

"Other" expenses decreased $6 million, or 10 percent, in the third quarter and $19 million, or 10 percent, for the first nine months. Both declines primarily resulted from lower property and sales and use taxes, together with lower travel and relocation costs.

The third-quarter railway operating ratio was 83.8 percent in 2001, compared with 86.3 percent in the third quarter of 2000. For the first nine months, the ratio was 84.2 percent in 2001, compared with
86.7 percent in 2000 (excluding the work-force reduction costs, which added 2.1 percentage points to the ratio).

Other Income - Net
------------------
"Other income - net" decreased $65 million in the third quarter and $87 million for the first nine months, compared with the same periods last year. The declines reflected the absence of significant gains that occurred in 2000 -- a $73 million gain in the third quarter from the sale of certain timber properties and a $28 million gain in the second quarter from the sale of gas and oil royalty and working interests. Results in 2001 benefited from lower interest accruals on federal income tax liabilities and a $13 million gain from a non-recurring settlement in the first quarter.

Provision for Income Taxes
--------------------------
The third-quarter effective income tax rate was 36.3 percent in 2001, compared with 36.5 percent for the same period last year. For the first nine months, the effective rate was 35.3 percent, compared with
34.8 percent last year-to-date. Excluding NS' equity in Conrail's after-tax income, the third-quarter rate was 37.8 percent in 2001 and 37.3 percent in 2000, and the year-to-date rate was 38.5 percent in 2001 and 36.6 percent in 2000. Both increases resulted from a reduction in the level of benefits from investments in coal-seam gas properties.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, decreased significantly in the first nine months of 2001, compared with last year. The decline resulted from: (1) the absence of the large cash infusion received May 1, 2000, upon commencement of the program to sell accounts receivable; (2) higher tax payments this year, including the settlement of federal tax years 1995 and 1996;
(3) the absence of employee bonus payments in 2000 and (4) a litigation settlement payment this year. These items were somewhat offset by higher operating income and the receipt of cash from a

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------


non-recurring settlement. NS' working capital deficit was $1.5 billion at Sept. 30, 2001, compared with $1.0 billion at Dec. 31, 2000. NS currently has the capability to issue commercial paper to meet its more immediate working capital needs. In addition, NS can borrow available funds from PRR. (See the discussion of financing activities, below.)

Cash used for investing activities increased significantly in the first nine months of 2001, compared with last year. The increase resulted from a 17 percent rise in property additions, reflecting the purchase of locomotives versus no such purchase in the first nine months of 2000, somewhat offset by less track program work and fewer freight car purchases.

Cash provided by financing activities was $159 million for the first nine months of 2001. Sources of cash included $1.2 billion of net proceeds from the sale of Senior Notes (see Note 6), $174 million of proceeds from the sale of equipment trust certificates and a net increase of $212 million in borrowings from PRR (see the discussion of Conrail's financial condition and liquidity, below). Uses of cash included a $1.1 billion net reduction to commercial paper and a $200 million repayment of Senior Notes. NS' debt-to-total capitalization ratio (excluding notes payable to Conrail) was
56.0 percent at Sept. 30, 2001, compared with 56.7 percent at Dec. 31, 2000. NS currently has in place a new $1 billion, 5-year credit facility, which replaced the facility that would have expired May 2002. The new agreement provides for borrowings at prevailing rates and includes financial covenants similar to the old facility. In addition, NS has issued only $250 million of debt under its $1 billion shelf registration that became effective in April 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's third-quarter net income was $35 million in 2001, unchanged compared with the same period of last year. For the first nine months, net income was $127 million this year, compared with $131 million last year. The decline was the result of the absence of a $37 million after-tax gain from a property sale in the first quarter of 2000
(see Note 5), largely offset by lower casualties and other claims expenses, a favorable adjustment to state income tax reserves and an environmental settlement in Conrail's favor.

Conrail's operating revenues decreased 8 percent in each of the third quarter and first nine months, compared with the same periods of last year. The declines resulted from lower revenues at Conrail's Indiana Harbor Belt subsidiary, the expiration of certain equipment leases and lower operating fees, largely because of reduced operating costs in the Shared Assets Areas.

Conrail's operating expenses decreased 7 percent in the third quarter and 15 percent for the first nine months, compared with the same periods of last year. The decline for the quarter was principally due to lower compensation and benefits. The year-to-date decline primarily resulted from lower expenses for materials, services and rents; casualties and other claims; and compensation and benefits.

Conrail's working capital was $417 million at Sept. 30, 2001, compared with $85 million at Dec. 31, 2000. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' equity in earnings of Conrail, net of amortization, was $5 million in the third quarter, compared with $3 million last year, and was $31 million for the first nine months, compared with $13 million last year.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------


OTHER MATTERS

Telecommunications Subsidiary
-----------------------------
NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), is co-developing fiber optic infrastructure with members of the telecommunications industry. This industry has recently experienced a severe downturn. During the second quarter, one of T-Cubed's co-developers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and foreign laws. This co-developer owes T-Cubed amounts for work performed on joint projects; however, based on known facts and circumstances, Management believes that such amounts ultimately will be realized.

As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." To date, based on the known facts and circumstances, Management believes that its ultimate investment in these assets, which is expected to total about
$140 million upon completion of the network, will be recovered, and accordingly, no impairment has been recognized. However, due to the evolving circumstances in this industry, T-Cubed expects to complete in the fourth quarter a more detailed market evaluation of the prospects for recovering its investment in these assets.

Labor Arbitration
-----------------
Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately one hundred of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for these claims should not have a material adverse effect on NS' financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter.

Labor Agreements
----------------
Approximately 85 percent of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway
Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about 5,000
NS employees, and a national agreement has been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,500 NS employees. In addition, a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,500 NS employees. The tentative national agreement reached with the International Brotherhood of Electrical Workers, which represents about 1,000 NS employees, was not ratified.

REQUIRED ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENT

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

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but it retains many of the fundamental provisions of that Statement. Statement No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. NS will adopt Statement No. 144 effective Jan. 1, 2002, and expects it will not have a material effect on its financial statements.

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



PART II.  OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

(a) Exhibits:

10(w)	      Agreement providing enhanced pension benefits to three
            officers in exchange for their continued employment with the Corporation for two years. The agreement was entered into with L. Ike Prillaman, Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, Vice Chairman and Chief Financial Officer.

(b) Report on Form 8-K:

            A report on Form 8-K was filed July 5, 2001, advising of certain details of the issuance and sale of Registrant's Floating Rate Senior Notes, and attaching as exhibits the related agreements, indenture and opinions.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORFOLK SOUTHERN CORPORATION
                              --------------------------------------
                                           (Registrant)



Date: Nov. 9, 2001            /s/ Dezora M. Martin
      ------------            --------------------------------------
                              Dezora M. Martin
                              Corporate Secretary (Signature)




Date:	Nov. 9, 2001            /s/ John P. Rathbone
      ------------            --------------------------------------
                              John P. Rathbone
                              Senior Vice President and Controller
                              (Principal Accounting Officer) (Signature)


EXHIBIT INDEX
-------------

Electronic
Submission
Exhibit
Number      Description                                           Page
----------  -------------------------------------------------     ----

  10(w)     Agreement providing enhanced pension benefits to        24
            three officers in exchange for their continued employment with the Corporation for two years.
            The agreement was entered into with L. Ike Prillaman, Vice Chairman and Chief Marketing Officer; Stephen
            C. Tobias, Vice Chairman and Chief Operating Officer;
            and Henry C. Wolf, Vice Chairman and Chief
            Financial Officer.