Form 10-K
period 2001-12-31
NORFOLK SOUTHERN CORP
filed 2002-02-21
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                              FORM 10-K405

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the fiscal year ended Dec. 31, 2001
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from                 to
                                     ---------------    ---------------
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

	The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2002: $8,716,403,555.

	The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2002: 386,536,743 (excluding
21,169,125 shares held by registrant's consolidated subsidiaries).

                                    2


DOCUMENTS INCORPORATED BY REFERENCE:

	Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in
Part III.



                            TABLE OF CONTENTS
                            -----------------

            NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)		Page
												----

Part I.	1.	Business								  4

		2.	Properties								  4

		3.	Legal Proceedings							 19

		4.	Submission of Matters to a Vote of Security Holders	 19

			Executive Officers of the Registrant			 19

Part II.	5.	Market for Registrant's Common Stock and
			 Related Stockholder Matters				 	 22

		6.	Selected Financial Data						 23

		7.	Management's Discussion and Analysis of
			 Financial Condition and Results of Operations		 25

		7A.	Quantitative and Qualitative Disclosures
			 About Market Risk						 48

		8.	Financial Statements and Supplementary Data		 50

		9.	Changes in and Disagreements with Accountants on
			 Accounting and Financial Disclosure			 83

Part III.  10.	Directors and Executive Officers of the Registrant	 84

	     11.	Executive Compensation						 84

	     12.	Security Ownership of Certain Beneficial Owners
			 and Management							 84

	     13.	Certain Relationships and Related Transactions		 84

Part IV.   14.	Exhibits, Financial Statement Schedule and
			 Reports on Form 8-K						 85

			Index to Consolidated Financial Statement Schedule	 85

Power of Attorney										 91

Signatures											 91

Exhibit Index										 95

                                   PART I
                                   ------

              NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 1.	Business.
------	--------

	and

Item 2.	Properties.
------	----------

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

	Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk
Southern Railway Company (Norfolk Southern Railway). Effective Sept. 1, 1998, NW was merged with and into Norfolk Southern Railway. As of Dec. 31, 2001, all the common stock of Norfolk Southern Railway and 22.5 percent of its voting preferred stock (resulting in 95.2 percent voting control) was owned directly by Norfolk Southern.

	Through a jointly owned entity, Norfolk Southern and CSX Corporation
(CSX) own the stock of Conrail Inc., which owns the major freight railroad in the Northeast. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity. See also the discussion concerning operation of a portion of Conrail's rail assets, below.

	On March 28, 1998, Norfolk Southern closed the sale of its motor carrier company, North American Van Lines, Inc. (NAVL) (see "Discontinued Operations" on Page 38 and Note 17 on Page 79). NAVL's results are presented as "Discontinued operations" in the accompanying financial information.

	Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

	OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern and CSX, through their respective railroad subsidiaries, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in
Note 2 on Page 58, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

	Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Virginia. Also, the leasing arrangements with PRR augmented Norfolk Southern Railway's locomotive, freight car and intermodal fleet.

	RAILROAD OPERATIONS - As of Dec. 31, 2001, NS' railroads operated approximately 21,500 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, its railroads operate almost 17,000 miles of passing, industrial, yard and side tracks.

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

	NS' railroads carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and to and from the rest of the United States and parts of Canada. They also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia;
Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/ Camden, New Jersey; Wilmington, Delaware;

and the Ports of New York/New Jersey. Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

	The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest. Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system. In addition, haulage arrangements with connecting carriers allow NS' railroads to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve south Florida, including the port cities of Miami, West Palm
Beach and Fort Lauderdale; and The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection with the Burlington Northern and Santa Fe Railway Company. Service is provided to
New England, including the Port of Boston, via haulage and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries. The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania), distribution centers, transload facilities and other businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh); Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; and
Memphis to Chattanooga.  Chicago, Memphis, Sidney/Salem, New Orleans,
Kansas City, Buffalo, St. Louis and Meridian are major gateways for interterritorial system traffic.

	TRIPLE CROWN OPERATIONS - Until April 1993, NS' intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer (Registered Trademark hereinafter abbreviated RT) equipment and domestic containers. RoadRailer(RT) units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services
Company (TCSC), a partnership in which subsidiaries of NS and Conrail are equal partners. RoadRailer(RT) equipment owned or leased by TCS
(which was renamed TCS Leasing, Inc.) is operated by TCSC. From April 1, 1993, to June 1, 1999, the revenues of TCSC were not consolidated with the results of NS; however, effective June 1, 1999, NS gained control of TCSC and, therefore, now includes TCSC's results in its consolidated financial statements. TCSC offers door-to-door intermodal service using RoadRailer(RT) equipment in major traffic corridors, including those between the Midwest and the Northeast, the Midwest and the Southeast and the Midwest and Texas/Mexico.

	RAILWAY OPERATING REVENUES - NS' total railway operating revenues were $6.2 billion in 2001. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table.


                                                  Year Ended December 31,
Principal Sources of             --------------------------------------------------------
Railway Operating
Revenues					2001		2000		1999		1998		1997
--------------------			----		----		----		----		----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues					$ 1,521	$ 1,435	$ 1,322	$ 1,252	$ 1,301
   % of total revenues			     25%	     23%	     25%	     29%	     31%
  Shipments					  1,695	  1,687	  1,519	  1,310	  1,324
   % of total shipments			     26%	     25%	     25%	     27%	     28%
  Revenue Yield				$   897	$   850	$   870	$   955	$   983

AUTOMOTIVE
  Revenues					$   885	$   921	$   746	$   577	$   492
   % of total revenues			     14%	     15%	     14%	     13%	     11%
  Shipments					    622	    692	    611	    487	    361
   % of total shipments				9%	     10%	     10%	     10%	      7%
  Revenue Yield				$ 1,423	$ 1,331	$ 1,220	$ 1,186	$ 1,364

CHEMICALS
  Revenues					$   752	$   756	$   641	$   492	$   504
   % of total revenues			     12%	     13%	     12%	     12%	     12%
  Shipments					    432	    453	    394	    315	    316
   % of total shipments	 			6%		6%		7%		7%		7%
  Revenue Yield				$ 1,742	$ 1,668	$ 1,627	$ 1,559	$ 1,595

METALS/CONSTRUCTION
  Revenues					$   674	$   689	$   567	$   375	$   369
   % of total revenues			     11%	     11%	     11%	      9%	      9%
  Shipments					    703	    757	    587	    372	    374
   % of total shipments			     11%	     11%	     10%	      8%		8%
  Revenue Yield				$   959	$   911	$   965	$ 1,008	$   987

PAPER/CLAY/FOREST
  Revenues					$   612	$   630	$   578	$   535	$   539
   % of total revenues			     10%	     10%	     11%	     13%	     13%
  Shipments					    450	    491	    465	    445	    457
   % of total shipments				7%		7%		8%		9%	     10%
  Revenue Yield				$ 1,357	$ 1,285	$ 1,243	$ 1,202	$ 1,178

AGR./CONSUMER PRODUCTS/GOVT.
  Revenues					$   603	$   609	$   539	$   468	$   476
   % of total revenues			     10%	     10%	     11%	     11%	     11%
  Shipments					    509	    525	    489	    441	    455
   % of total shipments				8%		8%		8%		9%		9%
  Revenue Yield				$ 1,185	$ 1,160	$ 1,103	$ 1,063	$ 1,046

                                                  Year Ended December 31,
Principal Sources of	         --------------------------------------------------------
Railway Operating
Revenues					2001		2000		1999		1998		1997
--------------------			----		----		----		----		----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues					$ 1,123	$ 1,119	$   849	$   555	$   568
   % of total revenues			     18%	     18%	     16%	     13%	     13%
  Shipments					  2,214	  2,242	  1,896	  1,443	  1,472
   % of total shipments			     33%	     33%	     32%	     30%	     31%
  Revenue Yield				$   507	$   499	$   448	$   385	$   386

Total Railway Operating
 Revenues					$ 6,170	$ 6,159	$ 5,242	$ 4,254	$ 4,249
Total Railway Shipments			  6,625	  6,847	  5,961	  4,813	  4,759
Railway Revenue Yield			$   931	$   900	$   879	$   884	$   893


	COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues. The railroads originated 155 million tons of coal, coke and iron ore in 2001 and handled a total of 178 million tons. Revenues from coal, coke and iron ore accounted for about 25 percent of NS' total railway operating revenues in 2001.


	The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

							Tons of Coal, Coke and Iron Ore (Millions)
							-----------------------------------------

						2001		2000		1999		1998		1997
						----		----		----		----		----

	Originated				 155		 156		 138		 119		 119
	Received				  23		  19		  20		  15		  15
						----		----		----		----		----
	Handled				 178		 175		 158		 134		 134
						====		====		====		====		====

	Of the 155 million tons of coal, coke and iron ore originated at ports or on lines operated by NS' railroads in 2001, the approximate breakdown by origin state was as follows:

	Origin State	Millions of Tons
	------------	----------------
	West Virginia		  49
	Virginia			  32
	Pennsylvania		  26
	Kentucky			  24
	Ohio				   8
	Indiana			   7
	Alabama		  	   4
	Illinois			   4
	Other				   1
					 ---
					 155
					 ===

	Of the 178 million tons handled, NS moved approximately 14 million tons for export, primarily through NS' pier facilities at Norfolk
(Lamberts Point), Virginia; 20 million tons to domestic and Canadian steel industries; 133 million tons of steam coal to electric utilities; and 11 million tons to other industrial and miscellaneous users.

	Total coal handled through all system ports in 2001 was 37 million tons. Of this total, 14 million tons (including coastwise traffic) moved through Lamberts Point, 3 million tons moved through the Baltimore Terminal, 10 million tons moved to various docks on the Ohio River, and 10 million tons moved to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states situated east of the Mississippi River.

	The quantities of NS export coal handled through Lamberts Point for the past five years were as follows:

				Export Coal through Lamberts Point
					(Millions of tons)
				----------------------------------

		2001		2000		1999		1998		1997
		----		----		----		----		----
		12		16		17		24		28

	See the discussion of coal traffic, by type of coal, in Part II,
Item 7, "Management's Discussion and Analysis."

	MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which is comprised of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government. Total merchandise revenues in 2001 were $4.6 billion, a 2 percent decrease, compared with 2000. Merchandise carloads and intermodal units handled in 2001 were 4.93 million, compared with
5.16 million handled in 2000, a decrease of 4 percent. Revenues and carloads in all general merchandise groups declined, a result of the weak economy. Intermodal revenues were up $4 million, despite a 1 percent decline in traffic volume.

	In 2001, 156 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.


	See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

	RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS' railroads' operations for the past five years, including operations in the Northern Region that commenced June 1, 1999:

									  Year Ended December 31,
								--------------------------------------
							2001		2000		1999		1998		1997
							----		----		----		----		----

Revenue ton miles (billions)			   182	   197	    167	   135 	   137
Freight train miles
 traveled (millions)		              70.0        74.4         61.5       53.0        49.7
Revenue per ton mile                     $0.0339     $0.0312      $0.0315    $0.0316     $0.0310
Revenue tons per train                     2,604       2,653        2,710      2,539	 2,755
Revenue ton miles
 per man-hour worked                       3,023       2,888        2,577      2,659       2,930
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues                         83.7%       89.7%        86.3%      75.3%       71.5%

	FREIGHT RATES - In 2001, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

	In 2001, NS' railroads were found by the STB not to be "revenue adequate" based on results for the year 2000. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

	PASSENGER OPERATIONS - Regularly scheduled passenger trains are operated by Amtrak on NS' lines between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina. Commuter trains are operated on the NS line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since June 1, 1999, Norfolk Southern Railway has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania.

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

	NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in telecommunications; the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; and the leasing or sale of rail property and equipment.
In 2001, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.


	RAILWAY PROPERTY:

	EQUIPMENT - As of Dec. 31, 2001, NS owned or leased the following units of equipment:

						Number of Units
				     ----------------------------	  Capacity
			          Owned*	   Leased**	   Total	of Equipment
				    -----	   ------	   -----	------------

Type of Equipment
-----------------
Locomotives:								(Horsepower)
  Multiple purpose	    2,260	   1,048	   3,308	 11,031,600
  Switching	                  106	     113	     219	    319,800
  Auxiliary units	             59	      18	      77	          0
	                     ------	  ------	 -------	 ----------
    Total locomotives	    2,425	   1,179	   3,604	 11,351,400
	                     ======	  ======	 =======	 ==========

Freight Cars:                       	                        (Tons)
  Hopper      	         19,868	   4,987	  24,855	  2,613,619
  Box	                     17,629	   4,666	  22,295	  1,735,275
  Covered Hopper	         10,439	   3,035	  13,474	  1,468,158
  Gondola	               27,998	  10,362	  38,360	  4,107,632
  Flat	                3,711	   1,495	   5,206	    379,822
  Caboose	                  174	      77	     251	          0
  Other	                3,392	       0	   3,392	    173,580
                           ------	  ------	 -------	 ----------
    Total freight cars	   83,211	  24,622	 107,833	 10,478,086
                           ======	  ======	 =======	 ==========

Other:
  Work equipment	          4,971	   1,642	   6,613
  Vehicles	                3,391	   1,306	   4,697
  Highway trailers
   and containers	            403	   8,053	   8,456
  RoadRailers(RT)	          5,577	       0	   5,577
  Miscellaneous	          1,441	   9,698	  11,139
                           ------	  ------	 -------
    Total other	         15,783	  20,699	  36,482
                           ======	  ======	 =======

	* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

	** Includes 982 locomotives, 17,640 freight cars and 2,957 units of other equipment leased from PRR.

	The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2001:

                                                Year Built
                    ----------------------------------------------------------------
                                                       1991-  1985-  1984 &
                    2001   2000   1999   1998   1997   1996   1990   Before   Total
                    ----   ----   ----   ----   ----   ----   ----   ------   -----

Locomotives:
  Number of
   units            110	    60    147    119    120    407    381    1,081    2,425
  Percent of
   fleet	          4%     2%     6%     5%     5%    17%    16%      45%     100%

Freight cars:
  Number of
   units	         --	   106    503  1,567  1,076  6,344  5,132   68,483   83,211
  Percent of
   fleet  	         --	    --%     1%     2%     1%     8%     6%      82%     100%

	As of Dec. 31, 2001, the average age of the locomotive fleet was
15.7 years.  During 2001, 126 locomotives, the average age of which was
22.4 years, were retired. The average age of the freight car fleet at Dec. 31, 2001, was 25.4 years. During 2001, 4,407 freight cars were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.


                                        Annual Average Bad Order Ratio
                                     -----------------------------------
                                     2001    2000    1999    1998   1997
                                     ----    ----    ----    ----   ----
Freight Cars
  (excluding cabooses):
	NS Rail                        6.9%	   5.7%    3.7%    4.1%   4.6%

Locomotives:
	NS Rail                        5.8%	   5.5%    5.3%    4.3%   5.0%


	Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars that were not in high demand. The ratio had declined more recently as a result of a disposition program for underutilized, unserviceable and overage revenue cars. The ratio rose in 2000 and 2001 as a result of decreased maintenance activity. The locomotive bad order ratio also includes units out of service for routine maintenance and modifications. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures.
The ratio remained high in 2000 as maintenance activities were curtailed in response to a slowing economy. The higher ratio in 2001 reflected units out of service related to the resumption of maintenance and modification activities.

	TRACKAGE - All NS trackage is standard gauge, and the rail in approximately 97 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 155 pounds per yard. Of the approximately 31,300 miles of track maintained as of Dec. 31, 2001, about 21,200 were laid with welded rail.

	The density of traffic on running tracks (including passing tracks but excluding trackage rights) during 2001 was as follows:

              Gross tons of
              freight carried
              per track mile        Track miles of        Percent
              (Millions)            running tracks        of total
              ---------------	      --------------	    --------

              0-4                       6,044                 27
              5-19                      7,769                 35
              20 and over               8,629                 38
		                           ------	             ---
                                       22,442                100
                                       ======	             ===




	The following table summarizes certain information about NS' track roadway additions and replacements during the past five years:

                                       2001      2000      1999      1998      1997
                                       ----      ----      ----      ----      ----

     Track miles of rail installed       254       390       403       429       451
     Miles of track surfaced           3,836     3,687     5,087     4,715     4,703
     New crossties installed
      (millions)                         1.5       1.5       2.3       2.0       2.2

	MICROWAVE SYSTEM - The NS microwave system, consisting of 7,282 radio route miles, 442 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

	TRAFFIC CONTROL - Of a total of 21,500 route miles operated by NS, excluding trackage rights over foreign lines, 11,486 miles are signalized including 8,521 miles of centralized traffic control (CTC) and 2,965 miles of automatic block signals. Of the 8,521 miles of CTC, 1,870 miles are controlled by data radio originating at 147 base station radio sites.

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

	ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately
$895 million as of Dec. 31, 2001, and $816 million at Dec. 31, 2000.

	CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

                                    Capital Expenditures
                         -------------------------------------------
                      2001       2000       1999       1998       1997
                      ----       ----       ----       ----       ----
                                  (In millions of dollars)

     Road             $   505    $   557    $   559    $   612    $   599
     Equipment            233        146        349        442        306
     Other property         8         28          4          6         24
                       ------	    ------     ------     ------     ------
       Total          $   746    $   731    $   912    $ 1,060    $   929
                       ======     ======     ======     ======     ======

	Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2002, NS has budgeted $705 million of capital spending. See the discussion following "Cash used for investing activities," on Page 40 in Part II, Item 7, "Management's Discussion and Analysis."

	ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 45 in Part II, Item 7, "Management's Discussion and Analysis," and in Note 18 to the Consolidated Financial Statements on Page 79.

	EMPLOYEES - NS employed an average of 30,894 employees in 2001, compared with an average of 33,738 in 2000. The decrease reflects the effects of the early retirement and work-force reduction programs in 2000. The approximate average cost per employee during 2001 was $52,000 in wages and $21,000 in employee benefits.

	Approximately 85 percent of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. See the discussion of "Labor Agreements" on Page 43 in Part II, Item 7,
"Management's Discussion and Analysis."

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

	The relaxation of economic regulation of railroads, begun over two decades ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. About
75 percent of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

	Efforts may be made in 2002 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS will oppose efforts to reimpose unwarranted economic regulation.

	COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

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

Item 3.	Legal Proceedings.
------	-----------------

	None.

Item 4.	Submission of Matters to a Vote of Security Holders.
------	---------------------------------------------------

	There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


Executive Officers of the Registrant.
------------------------------------

	Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2002, relating to the executive officers.

                                        Business Experience During Past
Name, Age, Present Position             Five Years
---------------------------             -------------------------------

David R. Goode, 61,                     Present position since September
  Chairman, President and                 1992.
  Chief Executive Officer

L. I. Prillaman, 58,                    Present position since August 1998;
  Vice Chairman and                       prior thereto was Executive Vice
  Chief Marketing Officer                 President-Marketing

Stephen C. Tobias, 57,                  Present position since August 1998;
  Vice Chairman and                       prior thereto was Executive Vice
  Chief Operating Officer                 President-Operations.

Henry C. Wolf, 59,                      Present position since August 1998;
  Vice Chairman and                       prior thereto was Executive Vice
  Chief Financial Officer                 President-Finance.

John F. Corcoran, 61,                   Present position since August 1997;
  Senior Vice President-                  prior thereto was Vice President-
  Public Affairs                          Public Affairs.

                                        Business Experience During Past
Name, Age, Present Position             Five Years
---------------------------             --------------------------------

John W. Fox, Jr., 54,                   Present position since April 1, 2001.
  Senior Vice President-                  Served as Senior Vice President -
  Coal Services                           Coal Marketing from December 1999
                                          to April 1, 2001, and prior thereto
                                          was Vice President - Coal Marketing.

James A. Hixon, 48,                     Present position since February 1,
  Senior Vice President-                  2001.  Served as Senior Vice
  Administration                          President-Employee Relations from
                                          November 1999 to February 1, 2001,
                                          and prior thereto was Vice
                                          President-Taxation.

Henry D. Light, 61,                     Present position since January 22,
  Senior Vice President-Law               2002.  Served as Vice President-
                                          Law from April 2000 to January 22,
                                          2002, and prior thereto was General
                                          Counsel-Operations.

James W. McClellan, 62,                 Present position since August 1998;
  Senior Vice President-                  prior thereto was Vice President-
  Planning                                Strategic Planning.

Kathryn B. McQuade, 45,                 Present position since April 2000.
  Senior Vice President-                  Served as Vice President-Financial
  Financial Planning                      Planning from August 1998 to
                                          April 2000, and prior thereto was
                                          Vice President-Internal Audit.

Charles W. Moorman, 50,                   Present position since October 1999;
  President-Thoroughbred                    prior thereto was Vice President-
  Technology and                            Information Technology.
  Telecommunications, Inc.

John P. Rathbone, 50,                     Present position since April 2000;
  Senior Vice President                     prior thereto was Vice President
  and Controller                            and Controller.

Stephen P. Renken, 58,                    Present position since February 1,
  Senior Vice President-                    2001.  Served as Vice President-
  Chief Information Officer                 Information Technology from
                                            September 1999 to February 1, 2001,
                                            Assistant Vice President-Program
                                            Management from December 1997 to
                                            September 1999, and prior thereto
                                            was a consultant to NS.

                                          Business Experience During Past
Name, Age, Present Position               Five Years
---------------------------               -------------------------------

John M. Samuels, 58,                      Present position since April 2000;
  Senior Vice President-                    Served as Vice President-Operations
  Operations Planning and                   Planning and Budget from January
  Support                                   1998 to April 2000; and prior
                                            thereto was Vice President-
                                            Operating Assets of Conrail.

Donald W. Seale, 49,                      Present position since December 1999;
  Senior Vice President-                    prior thereto was Vice President-
  Merchandise Marketing                     Merchandise Marketing.


PART II
-------

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.     Market for Registrant's Common Stock and Related
------      ------------------------------------------------
            Stockholder Matters.
            -------------------

                   NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       STOCK PRICE AND DIVIDEND INFORMATION
                                   (Unaudited)

	The Common Stock of Norfolk Southern Corporation, owned by 53,042 stockholders of record as of Dec. 31, 2001, is traded on the New York Stock
Exchange with the symbol NSC. The following table shows the high and low sales prices and dividends per share, by quarter, for 2001 and 2000 (prices quoted in fractions have been rounded to the nearest cent).

                                              Quarter
                          ----------------------------------------------
2001                      1st           2nd            3rd           4th
----                      ---           ---            ---           ---
Market price
   High                $  18.90      $  24.11       $  22.60      $  19.88
   Low                    13.63         15.80          13.41         15.19
Dividends per share    $   0.06      $   0.06       $   0.06      $   0.06


2000                      1st           2nd            3rd           4th
----                      ---           ---            ---           ---
Market price
   High                $  22.75      $  19.69       $  19.75      $  15.63
   Low                    12.69         14.19          14.13         11.94
Dividends per share    $   0.20      $   0.20       $   0.20      $   0.20


Item 6.	Selected Financial Data.
------	-----------------------

                 NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                         FIVE-YEAR FINANCIAL REVIEW
                                1997 - 2001
                                  Page One

                                    2001        2000(1)     1999(2)     1998        1997
                                    ----        ----        ----        ----        ----
                                          ($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues          $ 6,170     $ 6,159     $ 5,242     $ 4,254     $ 4,249
Railway operating expenses            5,163       5,526       4,524       3,202       3,036
                                     ------      ------      ------      ------      ------
  Income from
   railway operations                 1,007         633         718       1,052       1,213

Other income - net                       99         168         164         309         170
Interest expense on debt                553         551         531         516         385
                                     ------      ------      ------      ------      ------
  Income from continuing
   operations before
   income taxes                         553         250         351         845         998

Provision for income taxes              191          78         112         215         299
                                     ------      ------      ------      ------      ------
  Income from continuing
   operations                           362         172         239         630         699

Discontinued operations (3)              13          --          --         104          22
                                     ------      ------      ------      ------      ------
    Net income                      $   375     $   172     $   239     $   734     $   721
                                     ======      ======      ======      ======      ======

PER SHARE DATA
Net income - basic                  $  0.97     $  0.45     $  0.63     $  1.94     $  1.91
Net income - diluted                $  0.97     $  0.45     $  0.63     $  1.93     $  1.90
Dividends                           $  0.24     $  0.80     $  0.80     $  0.80     $  0.80
Stockholders' equity
 at year end                        $ 15.78     $ 15.16     $ 15.50     $ 15.61     $ 14.44


Item 6.	Selected Financial Data. (continued)
------	-----------------------

                 NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                           FIVE-YEAR FINANCIAL REVIEW
                                  1997 - 2001
                                    Page Two

                                    2001        2000(1)     1999(2)     1998       1997
                                    ----        ----        ----        ----       ----
                                          ($ in millions, except per share amounts)

FINANCIAL POSITION
Total assets                        $ 19,418    $ 18,976    $ 19,250    $ 18,180   $ 17,350
Total long-term debt,
 including current
 maturities                         $  7,632    $  7,636    $  8,059    $  7,624   $  7,459
Stockholders' equity                $  6,090    $  5,824    $  5,932    $  5,921   $  5,445

OTHER

Capital expenditures                $    746    $    731    $    912    $  1,060   $    929

Average number of shares
 outstanding (thousands)             385,158     383,358     380,606     378,749    376,593

Number of stockholders
  at year end                         53,042      53,194      51,123      51,727     50,938

Average number of employees:
  Rail                                30,510      33,344      30,897      24,185     23,323
  Nonrail (3)                            384         394         269         115      2,494
                                     -------     -------     -------     -------    -------

    Total                             30,894      33,738      31,166      24,300     25,817
                                     =======     =======     =======     =======    =======

NOTES

(1)	2000 operating expenses include $165 million in work-force reduction costs for early retirement and separation programs. These costs reduced net income by $101 million, or 26 cents per diluted share.
(2)	On June 1, 1999, NS began operating a substantial portion of Conrail's properties. As a result, both its railroad route miles and the number of its railroad employees increased by approximately 50% on that date.
(3)	In 1998, NS sold all the common stock of its motor carrier subsidiary,
      North American Van Lines, Inc. (NAVL), for $207 million and recorded a $90 million pretax ($105 million, or 28 cents per diluted share, after-tax) gain. Accordingly, NAVL's results of operations, financial position and cash flows are presented as "Discontinued operations." Results in 2001 include an additional after-tax gain of $13 million, or 3 cents per diluted share, that resulted from the expiration of certain indemnities contained in the sales agreement.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations.
            -----------------------------------

                  NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 51 and the Five-Year Financial Review beginning on Page 23.

SUMMARIZED RESULTS OF OPERATIONS

2001 Compared with 2000
-----------------------
	Net income in 2001 was $375 million, up 118%. Results in 2001 included a $13 million gain related to the 1998 sale of NS' former motor carrier subsidiary (see Note 17 on Page 79). Income from continuing operations, which excludes that gain, was $362 million, up 110%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced income from continuing operations by $101 million, or 26 cents per diluted share. Excluding these costs, income from continuing operations increased $89 million, or 33%, in 2001. The improvement resulted from higher income from railway operations, which was up $209 million, or 26%, that more than offset lower nonoperating income, which was down $69 million (see Note 3 on Page 61).
	Diluted earnings per share were 97 cents, up 116%. Diluted earnings per share from continuing operations were 94 cents, up 109%. Excluding the work-force reduction costs in 2000, diluted earnings per share from continuing operations were up 32%.

2000 Compared with 1999
-----------------------
	Results for 2000 reflected the first full year of operations over Conrail's lines. On June 1, 1999 (the Closing Date), NS' railroad subsidiary (Norfolk Southern Railway Company [NSR]) began operating a substantial portion of Conrail's properties (substantially all of which comprise NSR's Northern Region) under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation
(CRC) (see Note 2 on Page 58). As a result, both the railroad route miles operated by NSR and the number of its railroad employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former Norfolk Southern railroad system and seven months (June through December) of operating the present system, which includes the Northern Region.
	Results in 1999 were adversely affected by difficulties encountered in the assimilation of the Northern Region into NSR's existing system that resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

	Net income in 2000 was $172 million, down 28%. Excluding the $101 million after-tax cost of the work-force reductions, net income would have been $273 million, up 14%. The increase resulted from gains from the sale of nonoperating properties (see Note 3 on Page 61) and higher income from railway operations, compared with a weak 1999.
	Diluted earnings per share were 45 cents, down 29%. Excluding the effects of the work-force reduction costs, diluted earnings per share were up 13%.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
	Railway operating revenues were $6.2 billion in both 2001 and 2000, and were $5.2 billion in 1999. Revenues in 1999 include results of operations in the Northern Region for seven months. The following table presents a three-year comparison of revenues by market group.

                   RAILWAY OPERATIING REVENUES BY MARKET GROUP

($ in millions)                                 2001        2000        1999
--------------                                  ----        ----        ----
Coal                                          $ 1,521     $ 1,435     $ 1,322
General merchandise:
  Automotive                                      885         921         746
  Chemicals                                       752         756         641
  Metals/construction                             674         689         567
  Paper/clay/forest                               612         630         578
  Agriculture/consumer products/government        603         609         539
                                               ------      ------      ------
General merchandise                             3,526       3,605       3,071
Intermodal                                      1,123       1,119         849
                                               ------      ------      ------
    Total                                     $ 6,170     $ 6,159     $ 5,242
                                               ======      ======      ======

	In 2001, revenues fell for all the general merchandise market groups. However, a 6% increase in coal revenues offset the effects of the lower general merchandise revenues. As shown in the following table, higher revenue yields offset the effects of lower traffic volume.

                  RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                            Increases (Decreases)

($ in millions)                     2001 vs. 2000           2000 vs. 1999
--------------                      -------------           -------------
Volume                                 $ (200)                  $  779
Revenue per unit/mix                      211                      138
                                        -----                    -----
  Total                                $   11                   $  917
                                        =====                    =====


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -------------------------------------------------

	Revenue per unit increased in all market groups, principally due to rate increases, use of higher-capacity equipment and favorable changes in the mix of traffic.
	In 2000, revenues increased for all market groups, reflecting a full year of handling Northern Region traffic. Revenues improved for the last seven months, a comparison that fully includes the Northern Region in both years, reflecting recovery of most of the diverted traffic and new business. However, weakness in the economy resulted in lower revenues very late in the year. Revenue per unit improved in most market groups, principally due to the effects of Northern Region traffic and increased rates. About half of the revenue per unit increase for the intermodal market group was attributable to the effects of the consolidation of Triple Crown Services Company (TCS) revenues (see discussion of intermodal revenues below).

	COAL tonnage increased 2% in 2001 and revenues increased 6%. Revenue per unit increased 6%, a result of rate increases, including lower volume-related refunds on export coal shipments, gains in tonnage per car and favorable changes to the mix of traffic (less shorter-haul business). Coal, coke and iron ore revenues represented 25% of total railway operating revenues in 2001, and 83% of NS' coal shipments originated on lines it operated.
	In 2000, coal tonnage increased 11%, and revenues increased 9%, reflecting a full year of Northern Region traffic. Revenue per unit declined, a result of a higher proportion of traffic with a shorter length of haul, principally attributable to a full year of Northern Region operations.

                    TOTAL COAL, COKE AND IRON ORE TONNAGE

(In millions of tons)                      2001       2000        1999
--------------------                       ----       ----        ----
Utility                                     133        119         108
Export                                       14         20          18
Domestic metallurgical                       20         25          22
Other                                        11         11          10
                                            ---        ---         ---
    Total                                   178        175         158
                                            ===        ===         ===

	Utility coal traffic increased 11% in 2001, reflecting higher demand for coal-fired electricity and the effects of very high natural gas prices early in the year. High demand for electricity, a volatile market for natural gas and production problems at a number of large mines in the East late in 2000 combined to increase the demand for coal early in 2001 with a resulting increase in coal prices. Utility coal traffic volume also benefited from the shifting of coal that traditionally would have been bound for export to the domestic market.
	In 2000, utility coal traffic increased 11%, reflecting a full year of Northern Region operations. The effects of expanded operations were somewhat offset by coal production problems at several NS-served mines, unanticipated outages at some NS-served utility plants, large stockpiles at the beginning of the year and mild summer weather in portions of NS' service territory.
	The near-term outlook for utility coal remains positive. U.S.
demand for electricity continues to grow rapidly, and coal-fired generation remains the cheapest marginal source of electricity. Several underutilized coal-fired power plants are making the transition


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

from peak-only generation to full-time generation. In addition, although natural gas prices have returned to more normal levels, the volatility of natural gas prices may improve the long-term competitive position of coal-fired generation.
	Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposes more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000. Many of the mines served by NS produce coals that satisfy Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS-served utilities should continue to provide a market for other NS-served mines for many years. However, several federal environmental regulatory initiatives continued to be pursued during 2001, including "new source review" for older coal-fired plants. Many of the rules that have been promulgated to date are in litigation. If the rules survive litigation and are implemented, they could increase the cost of coal-fired generation and potentially adversely affect the value of the sulfur dioxide allowance bank.
	The Bush Administration rejected in 2001 the Kyoto Protocol and withdrew U.S. participation in that process. If implemented, the proposed Kyoto limits on greenhouse gases could have put additional cost pressures on coal-fired generation. The U.S. withdrawal from the Kyoto process has renewed interest in building coal-fired generation plants.
	The 1999 decision by a federal district court judge in West Virginia holding that some common mountaintop mining practices in the coal industry are illegal was overturned in April 2001 by the U.S. Fourth Circuit
Court of Appeals. In January 2002, the U.S. Supreme Court refused to hear an appeal of the case.

	Export coal tonnage declined 30% in 2001. The rapid rise of domestic utility coal prices early in the year enticed many foreign-market suppliers to place much of their 2001 production in the domestic utility markets. In addition, production difficulties at several large NS-served mines and flooding in West Virginia in July significantly reduced the supply of low volatile coal. The combination of these factors resulted in most of the decline in shipments of export coal. Steam coal exported through Baltimore declined 32%, and export metallurgical coals through Norfolk declined by 30%. Demand for steam coal to export strengthened in the last half of 2001; however, the strong U.S. demand limited NS' participation in this market. Demand for coking coal to export continued to soften, as steel production moved from traditional NS markets in Europe to Asia, which in recent years has been supplied by Australian or Canadian coals.
	In 2000, export coal tonnage increased 8%, a result of a full year of access to Baltimore through the Northern Region, mitigated by lower tonnage through Norfolk. Several additional factors also adversely affected export coal traffic volume. Delayed settlements between buyers and sellers in the spring postponed shipments of some export tonnage. Foreign buyers ultimately intended to purchase additional U.S.
metallurgical coal, but production capacity available for export had been diminished by two years of dramatically lower prices. Toward the end of 2000, production difficulties at several large NS-served mines significantly reduced tonnage available for export. Limited supplies overall prevented other coal producers from providing substitute coal.
	Export coal tonnage is expected to continue to be limited by supply and subject to the fluctuations of the world market. While the consolidation of Australian producers should help stabilize that supply channel, new Australian production could displace U.S.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

volumes to Europe absent any increase in demand. Moreover, Chinese participation in Pacific Rim markets could displace Australian coals there and force that tonnage to Europe.

	Domestic metallurgical coal, coke and iron ore traffic decreased 18% in 2001, due to a decline in the market for domestic steel. The softening economy and an increase in steel imports drastically cut blast furnace production, sharply reducing the demand for coking coal, iron ore and coke. The increase in imported steel also resulted in lower prices that put pressure on the U.S. steel industry and led to plant closures and bankruptcies that included some NS customers.
	In 2000, domestic metallurgical coal, coke and iron ore traffic increased 17%, due to a full year of Northern Region operations. In addition, increased production in the first half of the year and gains in NS market share contributed to the higher traffic. However, the softening economy and increased steel imports diminished blast furnace production rates, sharply reducing demand for raw materials.
	Domestic metallurgical coal, coke and iron ore traffic is expected to continue to suffer from the decline in demand for domestically produced steel. However, the United States has applied a tariff on imported coke, which has reduced its entry to the U.S. market. Moreover, the U.S. International Trade Commission has recommended that President Bush take similar action on imported steel. But long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coke.

	Other coal traffic, principally steam coal shipped to manufacturing plants, increased 6% in 2001 and 4% in 2000. The gain in 2001 resulted from new and increased business from industrial customers. The increase in 2000 reflected a full year of handling Northern Region traffic; however, this was mitigated by the loss of some traffic to competitors.

                                  COAL
            (Shown as a graph in the Annual Report to Stockholders)
                                (millions)

                  2001              2000              1999
                  ----              ----              ----
                $1,521             $1,435            $1,322

	Revenues increased $86 million, or 6%, in 2001, primarily due to increased utility coal traffic volume and higher revenue per unit. This group includes utility coal, export coal, domestic metallurgical coal and industrial coal, coke and iron ore.

	GENERAL MERCHANDISE traffic volume (carloads) decreased 7% in 2001, and revenues decreased 2%, principally due to the effects of the weak economy. In 2000, traffic volume increased 15%, and revenues increased 17%, reflecting a full year of operating the Northern Region.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

	Automotive traffic volume decreased 10%, and revenues declined 4% in 2001, principally due to a 10% drop in vehicle production. Revenue per unit increased 7%, principally due to rate increases, efficiencies gained from the redesign of the mixing center network and use of higher capacity equipment.
	In 2000, automotive traffic volume increased 13%, and revenues increased 23%, reflecting a full year of Northern Region operations, record vehicle production and the recapture of business diverted because of service issues after the Closing Date. The carload increase was less than the revenue increase principally due to the effects of a redesign of the mixing center network. This redesign improves vehicle velocity through the network and includes changes in traffic flows that resulted in a decline in carloads, with no corresponding decrease in revenues.
	Ford Motor Company, NS' largest customer, has announced potential reductions in vehicle production which could affect NS volumes. However, automotive revenues in 2002 are expected to be comparable to those of 2001, as light vehicle production is predicted to be flat.

                                 AUTOMOTIVE
           (Shown as a graph in the Annual Report to Stockholders)
                                 (millions)

                  2001              2000              1999
                  ----              ----              ----
                $  885            $  921            $  746

	Revenues decreased $36 million, or 4%, in 2001, due to a 10% drop in traffic volume. Revenue per unit increased, principally due to rate increases and improved efficiency. This group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota.

	Chemicals traffic volume decreased 5%, and revenues decreased 1% in 2001. The weak economy depressed shipments of petroleum, plastics, industrial and miscellaneous chemicals. These declines were partially offset by new business through NS' Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on NS-served lines. Revenue per unit increased due to higher rates and a favorable change in the mix of traffic (more longer-haul moves).
	In 2000, chemicals traffic volume increased 15%, and revenues increased 18%, due to a full year of Northern Region operations and the return of traffic that had been diverted because of service issues after the Closing Date. Shipments of miscellaneous chemicals, chlorine, caustic soda and plastics continued to rebound, but sulfur carloads were down due to weak fertilizer markets. Chemicals shipments continued to increase through NS' TBT facilities.
	Chemicals revenues are expected to continue to be adversely affected until the economy recovers. However, NS expects to benefit from new business and improved yields.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

                                  CHEMICALS
             (Shown as a graph in the Annual Report to Stockholders)
                                  (millions)

                 2001               2000               1999
                 ----               ----               ----
                $ 752              $ 756              $ 641

		Revenues decreased $4 million, or 1%, in 2001, due to lower traffic volumes that resulted from the weak economy. This group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.

	Metals and construction traffic volume decreased 7%, and revenues declined 2% in 2001, reflecting weakness in the steel and construction industries. The steel industry recession, which began in 2000, has resulted in excess capacity and the closing of numerous steel mills. Revenue per unit increased due to higher rates and favorable changes in the mix of traffic.
	In 2000, metals and construction traffic volume increased 29%, and revenues increased 22%, reflecting a full year of operations over the expanded system. Revenue per unit declined, largely due to a change in the mix of traffic. Metals traffic benefited from increased shipments of sheet steel, imported slab steel and ferrous scrap; however, this was tempered by a significant slowdown in the steel industry in the last half of the year. Construction traffic benefited from continued strength in housing starts and highway construction.
	Metals and construction revenues are expected to suffer from the effects of a continued softness in the steel market. However, increased highway construction in NS' service area is expected to mitigate the drop in metals demand.

                            METALS AND CONSTRUCTION
            (Shown as a graph in the Annual Report to Stockholders)
                                   (millions)

                   2001             2000               1999
                   ----             ----               ----
                  $ 674            $ 689              $ 567

		Revenues decreased $15 million, or 2%, in 2001, principally due to weakness in the steel industry. Revenue per unit increased due to higher rates and favorable changes in the mix of traffic. This group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.

	Paper, clay and forest products traffic volume declined 8%, and revenues decreased 3%, in 2001, primarily due to a weakened paper market. Paper shipments were adversely affected by reduced production at many NS-served paper mills, a result of sluggish newspaper advertising and soft demand for paper. Lumber traffic began the year weak,

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

improved in late summer, but softened late in the year due to short-term weakness in housing starts. Revenue per unit increased principally due to higher rates.
	In 2000, paper, clay and forest products traffic volume increased 5%, and revenues increased 9%, principally due to the effects of a full year of Northern Region operations. Consolidation in the paper industry and a weakening paper market in the second half of the year contributed to lower carloads during the summer months and into the fall. Weak demand for paper production inputs, such as scrap paper and wood pulp, was tempered by stronger demand for newsprint and printing paper.
	Paper, clay and forest products revenues are expected to continue to be adversely affected by weak demand in 2002, due to continued consolidations and little anticipated capacity expansion through 2003. NS is pursuing new business using MODALGISTICS(SM), its supply-chain focused business unit formed in February 2001.

                       PAPER, CLAY AND FOREST PRODUCTS
             (Shown as a graph in the Annual Report to Stockholders)
                                 (millions)

                  2001               2000               1999
                  ----               ----               ----
                 $ 612              $ 630              $ 578

		Revenues decreased $18 million, or 3%, in 2001, primarily due to a weakened paper market. Revenue per unit benefited from higher rates. This group includes lumber and wood products, pulpboard and paper products, woodfibers, woodpulp, scrap paper and clay. NS serves 66 paper mills, 105 paper distribution centers and more than 100 lumber reload centers.

	Agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 1% in 2001, primarily due to reduced shipments of fertilizer. This decline was due to soft farm demand, record high natural gas prices early in the year (which curtailed production of certain fertilizers) and increased imports. This was mitigated by traffic volume increases for grain, flour, wheat and canned goods. The revenue per unit increase was primarily due to favorable changes in the mix of traffic.
	In 2000, agriculture, consumer products and government traffic volume increased 7%, and revenues increased 13%, due to the effects of a full year of Northern Region traffic and modest growth in the Southeast markets. Rate increases and more longer-haul (higher revenue-per-unit) traffic also contributed to the revenue increase. Grain traffic benefited from new shuttle-train service that improved service to new and expanded Southeast feed mills. In addition, traffic increased for Midwest grain and sweeteners and consumer goods from the West.
	Agriculture, consumer products and government revenues in 2002 are expected to be comparable to those of 2001. Continued weakness in the fertilizer market is expected to offset gains in the Southeast feed markets and new business.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

                     AGRICULTURE, CONSUMER PRODUCTS AND GOVERNMENT
                (Shown as a graph in the Annual Report to Stockholders)
                                      (millions)

                  2001                    2000                    1999
                  ----                    ----                    ----
                 $ 603                   $ 609                   $ 539

		Revenues decreased $6 million, or 1%, in 2001, principally due to soft farm demand, depressed fertilizer production and increased imports. This group includes soybeans, wheat, corn, fertilizers, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products and items for the military.

	INTERMODAL traffic volume decreased 1%, but revenues increased slightly in 2001. Domestic traffic volume was up in the first half of the year, but demand increasingly weakened as the year progressed, which eroded NS' base of traffic. New business supported by the opening of three new terminals and other initiatives mitigated the effects of the weakened economy. International traffic, which accounts for about half of intermodal volume, grew slightly as U.S. imports slowed with the economy. TCS traffic volume increased 1% despite economic conditions, as it continued to benefit from reliable, trucklike service. Intermodal revenue per unit dropped later in the year, reflecting the expiration of fuel surcharges that were implemented late in 2000 and the introduction of new shorter-haul business.
	In 2000, intermodal traffic volume increased 18%, and revenues increased 32%, primarily due to a full year of Northern Region traffic and the consolidation of TCS revenues (see Note 2 on Page 58). About half of the improvement in revenue per unit resulted from the effects of consolidating
TCS. Prior to June 1, 1999, NS revenues included only the amounts for rail services it performed under contract to TCS, but NS volume included most
TCS units. Also contributing to the revenue-per-unit improvement were rate increases throughout the year on domestic business and the implementation of fuel surcharges later in the year. In addition, increased demand, new business and improved service contributed to the gains, as major customers, including UPS, JB Hunt, Hub Group and Maersk, increased volumes. Despite weak demand in the first quarter and the loss in December 1999 of a major customer, NS had regained its market share by the second quarter. Domestic and premium business volumes benefited from service improvements and expansion initiatives. International traffic, which accounts for about half of intermodal volume, grew 5%, notwithstanding the loss of business from a major customer. TCS traffic increased 3%, as it recovered from service shortcomings after the Closing Date.
	Intermodal revenues are expected to benefit from continued improvements in service and the terminal capacity added in 2001.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

                                     INTERMODAL
               (Shown as a graph in the Annual Report to Stockholders)
                                     (millions)

                 2001                     2000                    1999
                 ----                     ----                    ----
               $ 1,123                  $ 1,119                  $ 849

		Revenues increased $4 million in 2001, despite a 1% drop in traffic volume. This group handles trailers, domestic and international containers, TCS equipment and equipment for intermodal marketing companies, international steamship lines, truckers and other shippers.

Railway Operating Expenses
--------------------------
	Railway operating expenses decreased 7% in 2001, but increased 22% in 2000. Expenses in 2000 included $165 million of costs related to actions taken to reduce the size of the work force. Excluding these costs, railway operating expenses decreased 4% in 2001, while carloads dropped 3%; and increased 19% in 2000 on carloads that were 15% higher. The higher expense increase in 2000 reflected a full year of Northern Region operations and sharply higher diesel fuel prices.
	The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 83.7% in 2001, compared with 87.0% in 2000 (excluding the work-force reduction costs, which increased the ratio 2.7 percentage points) and 86.3% in 1999.
	The decline in the 2001 ratio reflected the increase in revenue per unit as well as reduced expenses that resulted from gains in efficiency. The increase in the 2000 ratio reflected the effects of a full year of Northern Region operations and the sharp increase in diesel fuel prices, which more than offset the absence of the significant costs incurred in 1999 related to the service issues after the Closing Date. In addition, the ratio was adversely affected by a change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

	The following table shows the changes in railway operating expenses summarized by major classifications.

                          RAILWAY OPERATING EXPENSES
                            Increases (Decreases)

($ in millions)                             2001 vs. 2000          2000 vs. 1999
--------------                              -------------          -------------
Compensation and benefits *                   $ (220)                 $  379
Materials, services and rents                     (1)                    171
Conrail rents and services                       (57)                    167
Depreciation                                      11                      28
Diesel fuel                                      (66)                    223
Casualties and other claims                        1                       4
Other                                            (31)                     30
                                               -----                   -----
  Total                                       $ (363)                 $1,002
                                               =====                   =====

*  Includes $165 million of work-force reduction costs in 2000.

	Compensation and benefits represented 39% of total railway operating expenses and decreased 10% in 2001, but increased 20% in 2000. Both comparisons reflect the $165 million of work-force reduction costs in 2000. Excluding those costs, compensation and benefits decreased 3% in 2001, but increased 12% in 2000.
	The 3% decline in 2001 reflected savings attributable to the reduced size of the work force. These savings were somewhat offset by higher wages and benefit costs for union employees, higher incentive compensation and reduced pension income.
	The 12% increase in 2000 was largely attributable to the effects of a full year of expanded operations and higher wages and benefit costs for union employees. These increases were mitigated by higher pension income and the absence of the $49 million incurred in 1999 for the Special Work Incentive Program (SWIP) for union employees in the third quarter of 1999. Pension income was higher in 2000 largely due to the transfer of assets from the Conrail pension plan after the Closing Date. NS has substantial unrecognized gains related to its overfunded pension plan; amortization of these gains will continue to be included in "Compensation and benefits" expenses (see Note 11 on Page 68).
	The Railroad Retirement and Survivors' Improvement Act, which took effect on Jan. 1, 2002, provides for a phased reduction of the employers' portions of Tier II Railroad Retirement payroll taxes. The phase-in calls for a reduction from 16.1% in 2001 to 15.6% in 2002, 14.2% in 2003 and 13.1% in 2004. In addition, the supplemental annuity tax was eliminated. These changes are expected to result in a $21 million reduction to payroll tax expenses in 2002. The new law allows for investment of Tier II assets in a diversified portfolio through the newly established National Railroad Retirement Investment Trust. The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

	Materials, services and rents includes items used for the maintenance of the railroad's lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses decreased slightly in 2001, but increased 13% in 2000.
	In 2001, the effects of lower equipment rents were largely offset by higher costs for purchased services, including expenses for software, consulting and legal fees. The increase in 2000 was mostly attributable to the effects of a full year of Northern Region operations and the consolidation of TCS and was mitigated by the absence of significant costs incurred in 1999 related to the service issues encountered after the Closing Date.
	Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, decreased 11% in 2001, but increased 22% in 2000. The decline in 2001 was principally due to shorter car cycle times that resulted in fewer car days on line and fewer freight car and locomotive leases. The 2000 increase was principally due to the effects of a full year of expanded operations but was mitigated by a favorable comparison for the last seven months, as expenses in 1999 were high due to the service issues encountered after the Closing Date.
	Locomotive and equipment repair costs increased in 2001, principally due to renewed maintenance activity. This trend is expected to continue in 2002, driven by higher expenses for freight car repairs. In 2000, maintenance costs increased, reflecting a full year of Northern Region operations; however, the increase was tempered by reduced maintenance activities, a result of cost control efforts.

	Conrail rents and services, a new category of expense beginning in 1999, arose from the expansion of operations on the Closing Date and amounted to $421 million in 2001, $478 million in 2000 and $311 million in 1999. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas. Also included is NS' equity in Conrail's net earnings since the Closing Date, plus the additional amortization related to the difference between NS' investment in Conrail and its underlying equity (see Note 2 on Page 58). The decline in 2001 reflected higher Conrail earnings and lower expenses in the Shared Assets Areas (see "Conrail's Results of Operations, Financial Condition and Liquidity," below). Expenses in 2000 included a full year of operations over Conrail's lines, compared with seven months in 1999.

	Depreciation expense was up 2% in 2001 and 6% in 2000. Increases in both years were due to property additions, reflecting substantial levels of capital spending (see Note 1, "Properties," on Page 57 for NS' depreciation policy). A periodic review of depreciation rates is being finalized, and rates are expected to be somewhat lower.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

	Diesel fuel expenses decreased 14% in 2001, but increased 87% in 2000. The decline in 2001 was the result of an 8% drop in consumption and a 7% decline in the average price per gallon. Expenses in 2001 include $8 million related to the hedging program initiated in the second quarter (see "Market Risks and Hedging Activities," below and Note 16 on Page 77). The increase in 2000 expenses resulted from a 61% rise in the average price per gallon and higher consumption that reflected a full year of Northern Region operations.

	Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased slightly in 2001 and 3% in 2000.
	The largest component of casualties and other claims expense is personal injury costs. In 2001, cases involving occupational injuries comprised about 31% of the total employee injury cases settled and 15% of the total settlement payments made. Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time. Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades. NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.
	The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
	NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims. It also retains reasonable levels of risk through self-insurance.

	Other expenses decreased 13% in 2001, but increased 14% in 2000. The decline in 2001 was principally due to lower bad debt costs, reduced franchise and property taxes, and lower travel and employee-relocation expenses. The increase in 2000 reflected a full year of Northern Region operations and higher bad debt expense.

Other Income - Net
------------------
	Other income - net was $99 million in 2001, $168 million in 2000 and $115 million in 1999 (see Note 3 on Page 61). The reduction in 2001 resulted from the absence of $101 million of gains that occurred in 2000 related to the sale of certain timber rights and gas and oil royalty and working interests. This was somewhat offset by lower interest accruals on federal income tax liabilities and a $13 million gain from a nonrecurring settlement. Results in 2001 also included an $18 million gain from a large property sale that closed in December. The increase in 2000 reflected the $101 million of gains, mitigated by the commencement of a program under which accounts receivable are sold on a revolving basis (see Note 5 on Page 63).

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------

Income Taxes
------------
	Income tax expense in 2001 was $191 million for an effective rate of 35%, compared with effective rates of 31% in 2000 and 32% in 1999.
Excluding the equity in Conrail's after-tax earnings, the effective rates were 38% in 2001 and 34% in both 2000 and 1999.
	The effective rate in 2001 was higher than that of 2000 and 1999, primarily due to dispositions of tax benefits related to coal-seam gas properties. The effective rates in all three years benefited from favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, both 2000 and 1999 benefited from investments in coal-seam gas properties.
	In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS purchased from a third party pursuant to a safe harbor lease agreement in 1981. In January 2001, NS received payment from the third party in accordance with indemnification provisions of the lease agreement.

Discontinued Operations
-----------------------
	Income from discontinued operations consisted of a $13 million after-tax gain related to the sale of NS' motor carrier subsidiary (see
Note 17 on Page 79).


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Cash provided by operating activities, NS' principal source of liquidity, was $654 million in 2001, compared with $1.3 billion in 2000 and $533 million in 1999. Results in 2000 reflect the commencement of a program under which accounts receivable are sold on a revolving basis
(see Note 5 on Page 63). Excluding the infusion of cash from this program, operating cash flow declined $300 million in 2001. The decrease primarily resulted from an $88 million reduction in the amount of accounts receivable sold, higher tax payments including amounts applicable to prior years, an increase in telecommunication receivables, bonus payments in 2001 (no such payments in 2000) and the timing of payrolls. A significant portion of payments made to PRR (which are included in "Conrail Rents and Services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." In 2001, NS' net cash flow from these borrowings amounted to $250 million. The improvement in cash provided by operating activities in 2000 resulted primarily from favorable changes in working capital, including an improvement in collection of accounts receivable, a lengthening of accounts payable and the lack of bonus payments.
 	The large changes in "Accounts receivable" and "Current liabilities other than debt" in the 1999 cash flow statement primarily resulted from the commencement of operations in the Northern Region. In addition, collection of accounts receivable had slowed.
	NS' working capital deficit was $1.3 billion at Dec. 31, 2001, compared with $1.0 billion at Dec. 31, 2000. The increase resulted principally from a higher amount of debt due within one year. Debt due in 2002 is expected to be paid using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings. Part of the working capital deficit at Dec. 31, 2001, arises from a $373 million balance in "Notes and accounts payable to Conrail" that is not expected to be repaid in 2002.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------------------


	NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. During 2001, the amount of receivables
NS could sell under this program ranged from $345 million to $468 million, and the amount of receivables NS sold ranged from $300 million to $402 million. Moreover, NS has the capability to issue up to $1 billion of commercial paper (see Note 8 on Page 65); however, any reduction in its credit rating could limit NS' ability to access the commercial paper markets (see also the discussion of financing activities, below).
	NS expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on a view that the economy will remain flat for the first half of 2002 and resume growth in the third and fourth quarters.
	NS' contractual obligations related to its long-term debt (including capital leases), operating leases and agreements with CRC are as follows:

								2003-		2005- 	2007 and
($ in millions)		Total		2002		2004		2006		Subsequent
--------------          -----       ----        ----        ----        ----------
Long-term debt and
  capital leases      $ 7,632	     $  605	     $  705	     $  706	        $ 5,616
Operating leases          890         113         172         117             488
Agreements with CRC       775          27          62          68             618
                       ------       -----       -----       -----          ------
    Total             $ 9,297      $  745      $  939      $  891         $ 6,722
                       ======       =====       =====       =====          ======

	NS also has contractual obligations to PRR as disclosed in Note 2 on Page 58. However, NS has the ability to borrow back funds from PRR to the extent they are not needed to fund contractual obligations at Conrail. As an indirect owner of Conrail, NS may need to make capital contributions, loans or advances to Conrail to fund its contractual obligations. The following table presents 58% of Conrail's contractual obligations for long-term debt (including capital leases) and operating leases.

                                                2003-	      2005-	      2007 and
($ in millions)         Total      2002         2004        2006        Subsequent
--------------          -----      ----         ----        ----        ----------
Long-term debt and
  capital leases      $   705     $   35       $   62      $   48         $  560
Operating leases          369         36           61          64            208
                       ------      -----        -----       -----          -----
    Total             $ 1,074     $   71       $  123      $  112         $  768
                       ======      =====        =====       =====          =====

	NS also has two transactions not included in the balance sheets or in the previous table of its contractual obligations consisting of an accounts receivable sale program (see Note 5 on Page 63) and an operating lease covering 140 locomotives (see Note 9 on Page 67).

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------


	Under the accounts receivable sale program, NS sells without recourse undivided ownership interests in a pool of accounts receivable to two unrelated buyers. NS has no ownership interest in the buyers. The buyers issued debt to fund their initial purchase, and NS used the proceeds it received from the initial purchase primarily to pay down its outstanding debt. NS has no obligation related to the buyers' debt, and there is no existing obligation to repurchase sold receivables. Upon termination of the program, the buyers would cease purchasing new receivables and collections related to the sold receivables would be retained by the buyers.
	The operating lease covering the 140 locomotives is renewable annually at NS' option and expires in 2008. The lessor is not related to NS and its owner has a substantive residual equity capital investment at risk in the entity. The lessor owns the locomotives and issued debt to finance their purchase. NS has no obligation related to the debt. NS has the option to purchase the locomotives, but also can return them to the lessor. The return provisions of the lease are not so onerous as to preclude this option. If NS does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS does not expect to be required to make any payments under this provision.

	Cash used for investing activities increased slightly in 2001, but decreased slightly in 2000. Property additions were up 2% in 2001, following a large decline in 2000 that reflected the absence of significant locomotive purchases, as fleet additions were accomplished by operating lease. Investing activities in 1999 included approximately $140 million more of borrowings against the net cash surrender value of corporate-owned life insurance than in 2000. Property additions account for most of the recurring spending in this category.
	The following tables show capital spending and track and equipment statistics for the past five years.

                           CAPITAL EXPENDITURES

($ in millions)         2001      2000      1999      1998      1997
--------------          ----      ----      ----      ----      ----
Road                   $ 505     $ 557     $ 559     $  612    $ 599
Equipment                233       146       349        442      306
Other property             8        28         4          6       24
                        ----      ----      ----      -----     ----
    Total              $ 746     $ 731     $ 912     $1,060    $ 929
                        ====      ====      ====      =====     ====

	Capital expenditures increased 2% in 2001, but decreased 20% in 2000. Outlays in 2001 included amounts for locomotive purchases that were somewhat offset by lower expenditures for freight car purchases and roadway projects. The decline in 2000 reflected lower capital expenditures for locomotives as a result of the operating lease. In both years, spending for road included fiber-optic infrastructure that is expected to be completed in 2002 (see "Telecommunications Subsidiary," below).

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------


                TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                                      2001     2000     1999     1998     1997
                                      ----     ----     ----     ----     ----
Track miles of rail installed          254      390      403      429      451
Miles of track surfaced              3,836    3,687    5,087    4,715    4,703
New crossties installed (millions)     1.5      1.5      2.3      2.0      2.2


                      AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

(Years)                               2001     2000     1999     1998     1997
------                                ----     ----     ----     ----     ----
Freight cars                          25.4     24.6     23.8     23.6     23.0
Locomotives                           15.7     16.1     15.4     15.4     15.3
Retired locomotives                   22.4     24.5     22.7     20.6     23.3

	The table above excludes equipment leased from PRR (see Note 2 on Page 58), which comprises 16% of the freight car fleet and 27% of the locomotive fleet.
	The higher average age of owned locomotives in 2000 reflects the fact that locomotives leased in 2000 are not included in the statistic. The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements as well as retention of older units in anticipation of the Closing Date.
	Through its coal car rebody program, which was suspended in 2000, NS converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.
	For 2002, NS has budgeted $705 million for capital expenditures.
The anticipated spending includes $482 million for roadway projects, of which $366 million is for track and bridge program work. Also included are projects for marketing and industrial development initiatives and continuing investments in intermodal infrastructure. Equipment spending of $173 million includes the purchase of 50 locomotives and upgrades to existing units, and projects related to computers and information technology, including additional security and backup systems. NS issued in February 2002 debt secured by the locomotives.

	Cash provided by financing activities in 2001 was $151 million, and reflects the effects of the reduction to the dividend in January 2001. Financing activities included loan transactions with a PRR subsidiary that resulted in net borrowings of $250 million in 2001 and net repayments of $72 million in 2000 (see Note 2 on Page 58). Excluding these borrowings, debt was reduced $20 million in 2001 and $422 million in 2000. The substantial net reduction of debt in 2000 was accomplished in part with the proceeds from the sale of accounts receivable. NS' debt-to-total capitalization ratio (excluding notes payable to Conrail) at year end was 55.6% in 2001 and 56.7% in 2000.
	NS currently has in place a new $1 billion, five-year credit facility, which replaced the facility that would have expired in May 2002. The new agreement provides for borrowings at prevailing rates and includes financial covenants similar to the old

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

facility (see Note 8 on Page 65). In addition, NS has issued only $250 million of debt under its $1 billion shelf registration that became effective in April 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

	Through May 31, 1999, Conrail's results of operations include freight line-haul revenues and related expenses. After the Closing Date, June 1, 1999, its results reflect its new structure and operations (see Note 2 on Page 58). Currently, Conrail's major sources of operating revenues are operating fees and rents from NSR and CSXT. The composition of Conrail's operating expenses also changed.
	Conrail's net income was $174 million in 2001, compared with $170 million in 2000 and $26 million in 1999 (see Note 2 on Page 58). Results in 1999 included $180 million of expenses ($121 million after taxes), principally to increase certain components of its casualty liability based on an actuarial valuation, to adjust certain litigation and environmental liabilities related to settlements and completion of site reviews and a credit adjustment related to the assumption of a lease obligation by CSX. Excluding the effects of these items, net income would have been $147 million in 1999.
	The improvement in 2001 reflected lower casualties and other claims expenses, a favorable adjustment to state income tax reserves and environmental and insurance settlements in Conrail's favor. These positive items were offset in part by the absence of significant gains from the sale of property. The 2000 increase reflected a $37 million after-tax gain from a property sale and the absence of significant transition-related expenses.
	Conrail's operating revenues were $903 million in 2001, $985 million in 2000 and $2.2 billion in 1999. The decline in 2001 resulted from lower revenues at Conrail's Indiana Harbor Belt subsidiary, the expiration of certain equipment leases and lower operating fees, largely because of reduced operating costs in the Shared Assets Areas. The decline in 2000 was attributable to the change in operations.
	Conrail's operating expenses were $639 million in 2001, $749 million in 2000 and $2.0 billion in 1999. The decline in 2001 was primarily due to lower expenses for materials, services and rents;
casualties and other claims; and compensation and benefits. The decrease in 2000 was principally due to the change in operations and the absence of the $180 million of expenses discussed above and $60 million of transition-related expenses (principally technology integration costs and employee stay bonuses).
	Conrail's cash provided by operations increased $140 million, or 39%, in 2001, but decreased $34 million, or 9%, in 2000. The 2001 increase was principally due to a $50 million cash payment for transferring to a third party certain rights to license, manage and market signboard advertising on Conrail's property for 25 years and proceeds from a favorable insurance settlement. The 2000 reduction reflected the change in operations and payment of one-time items owed to NSR and CSXT. Cash generated from operations is Conrail's principal source of liquidity and is primarily used for debt repayments and capital expenditures. Debt repayments totaled $61 million in 2001 and $318 million in 2000. Capital expenditures totaled $47 million in 2001 and $220 million in 2000.
	Conrail had working capital of $438 million at Dec. 31, 2001, compared with $85 million at Dec. 31, 2000, including $687 million and $323 million, respectively, of amounts receivable from NS and CSX. Conrail is not an SEC registrant and, therefore,

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

presently cannot issue any publicly traded securities. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.
	NS' equity in earnings of Conrail, net of amortization, was $44 million in 2001, $21 million in 2000 and $17 million in 1999. NS' other comprehensive loss for 2001, as shown in the Consolidated Statement of Changes in Stockholders' Equity on Page 55, included $41 million for its portion of Conrail's other comprehensive loss (see Note 13 on Page 74).

OTHER MATTERS

Telecommunications Subsidiary
-----------------------------
	NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. (T-Cubed), is codeveloping fiber optic infrastructure with members of the telecommunications industry. This industry has recently experienced a severe downturn. During the second quarter, one of T-Cubed's codevelopers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and foreign laws. This codeveloper owes T-Cubed amounts for work performed on joint projects; however, based on known facts and circumstances, management believes that such amounts ultimately will be realized. T-Cubed is engaged in contract litigation with a second codeveloper concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia. Management expects to prevail in this litigation. The ability to collect a judgment against the codeveloper, Williams Communications, LLC, may be limited due to its declining financial condition; however, the shortfall, if any, cannot now be determined.
	As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered and, accordingly, no impairment has been recognized (see Note 6 on Page 63).

Labor Arbitration
-----------------
	Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking
"New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately 100 of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for these claims should not have a material adverse effect on NS' financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter.

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

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,400 NS employees, and with the Brotherhood of Locomotive Engineers, which represents about 5,000 NS employees. In addition, a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,000 NS employees. The tentative national agreement reached with the International Brotherhood of Electrical Workers, which represents about 1,000 NS employees, was not ratified.

Market Risks and Hedging Activities
-----------------------------------
	NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.
	In 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.
	Diesel fuel costs represented 8% of NS' operating expenses for 2001. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for each month within any 36-month period.
	As of Dec. 31, 2001, through swap transactions and advance purchases, NS has hedged approximately 40% of expected 2002 diesel fuel requirements. The effect of the hedges is to yield an average cost of 70 cents per hedged gallon, including federal taxes and transportation.
	A 10% decrease in diesel fuel prices would increase NS' liability related to the swaps by approximately $15 million.
	NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.
	Of NS' total debt outstanding (see Note 8 on Page 65), all is fixed-rate debt, except for most capital leases, $250 million of notes due in 2003 and $174 million of equipment obligations. As a result, NS' debt subject to interest rate exposure totaled $675 million at Dec. 31, 2001. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately
$7 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.
	The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2001, the average pay rate under these agreements was 2.8%, and the average receive rate was 7.1%. During 2001, the effect of the swaps was to reduce interest expense by $3 million.
A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan.

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters
---------------------
	NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
	Operating expenses for environmental matters totaled approximately
$10 million in 2001, $11 million in 2000 and $12 million in 1999, and capital expenditures totaled approximately $10 million in each of 2001 and 2000 and $8 million in 1999. Capital expenditures in 2002 are expected to be comparable to those in 2001.
	NS' balance sheets included liabilities for environmental exposures in the amount of $33 million at Dec. 31, 2001, and $36 million at Dec. 31, 2000 (of which $8 million was accounted for as a current liability in each year).
At Dec. 31, 2001, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 10 sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
	At some of the 126 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
	With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are unavoidably imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
	The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
	Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be

Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

estimated reliably at this time. Moreover, lawsuits and claims involving these and other unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
	However, based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

New Accounting Pronouncement
----------------------------
	In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but it retains many of the fundamental provisions of that Statement. Statement No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. NS' adoption of Statement No. 144, effective Jan. 1, 2002, did not have a material effect on its financial statements.

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

Trends
------
	Federal Economic Regulation -- Efforts may be made in 2002 to reimpose unwarranted federal economic regulation on the rail industry. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business. NS and other rail carriers will oppose any efforts to reimpose unwarranted economic regulation.

	Utility Deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from distant parties. The effects of deregulation on NS and on its customers cannot be predicted with certainty; however, NS serves a number of efficient power producers and is working diligently to ensure that its customers remain competitive in this evolving environment.

	Carbon-Based Fuel -- There is growing concern in some quarters that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a consensus among policy-makers, the impact could be either a reduction in the demand


Item 7.	Management's Discussion and Analysis of Financial
------	-------------------------------------------------
		Condition and Results of Operations. (continued)
		-----------------------------------------------

for coal or imposition of more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult. The revenues and net income of NSR and other railroads that move large quantities of coal could be affected adversely.

Forward-Looking Statements
--------------------------
	This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project." Forward-looking statements reflect management's good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel;
labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets;
and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.
The Company undertakes no obligation to update or revise forward-looking statements.
                                        48


Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
-------	----------------------------------------------------------

	The information required by this item is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 44 under the heading "Market Risks and Hedging Activities."

Item 8.	Financial Statements and Supplementary Data.
------	-------------------------------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                               QUARTERLY FINANCIAL DATA
                                     (Unaudited)

                                                      Three Months Ended
                                       -----------------------------------------------
                                       March 31      June 30     Sept. 30      Dec. 31
                                       --------      -------     --------      -------
                                      (In millions of dollars, except per share amounts)

	2001
	----
Railway operating revenues	         $  1,540      $  1,592    $  1,508      $  1,530
Income from railway operations              205	          282         245           275
Net income                                   74*          107          79           115
Earnings per share -
  Basic and diluted                    $   0.19*     $   0.28    $   0.20      $   0.30


	2000
	----
Railway operating revenues             $  1,508	     $  1,592    $  1,535      $  1,524
Income from railway operations               28           278         211           116
Net income (loss)                           (48)          116          99             5
Earnings (loss) per share -
  Basic and diluted                    $  (0.12)     $   0.30    $   0.26      $   0.01

* Includes a $13 million, or 3 cents per share, after-tax gain related to the 1998 sale of NS' motor carrier subsidiary (see Note 17 on Page 79).


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

      Index to Financial Statements:                              Page
      -----------------------------                               ----

            Consolidated Statements of Income
             Years ended December 31, 2001, 2000 and 1999          51

            Consolidated Balance Sheets
             As of December 31, 2001 and 2000                      52

            Consolidated Statements of Cash Flows
             Years ended December 31, 2001, 2000 and 1999          53

            Consolidated Statements of Changes in
             Stockholders' Equity
             Years ended December 31, 2001, 2000 and 1999          55

            Notes to Consolidated Financial Statements             56

            Independent Auditors' Report                           82


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on Page 85.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income

                                                 Years ended December 31,
                                              2001         2000         1999
                                              ----         ----         ----
                                       ($ in millions, except earnings per share)

RAILWAY OPERATING REVENUES                  $   6,170    $   6,159    $   5,242

RAILWAY OPERATING EXPENSES
   Compensation and benefits (Note 11)          2,014        2,234        1,855
   Materials, services and rents                1,444        1,445        1,274
   Conrail rents and services (Note 2)            421          478          311
   Depreciation                                   514          503          475
   Diesel fuel                                    412          478          255
   Casualties and other claims                    143          142          138
   Other                                          215          246          216
                                             --------     --------     --------
      Total railway operating expenses          5,163        5,526        4,524
                                             --------     --------     --------

         Income from railway operations         1,007          633          718

Equity in earnings of Conrail (Note 2)             --           --           49
Other income - net (Note 3)                        99          168          115
Interest expense on debt (Note 6)                (553)        (551)        (531)
                                             --------     --------     --------
         Income from continuing
            operations before income taxes        553          250          351

Provision for income taxes (Note 4)               191           78          112
                                             --------     --------     --------
         Income from continuing operations        362          172          239

Discontinued operations - gain on sale of
  motor carrier, net of taxes (Note 17)            13           --           --
                                             --------     --------     --------
            NET INCOME                      $     375    $     172    $     239
                                             ========     ========     ========

EARNINGS PER SHARE (Note 14)
         Income from continuing operations -
            Basic and diluted               $    0.94    $    0.45    $    0.63

         Net income - Basic and diluted     $    0.97    $    0.45    $    0.63

See accompanying Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                                     As of December 31,
                                                    2001           2000
                                                    ----           ----
                                                      ($ in millions)

ASSETS
Current assets:
   Cash and cash equivalents                       $   204         $    --
   Short-term investments                               --               2
   Accounts receivable, net (Note 5)                   475             411
   Due from Conrail (Note 2)                             8              31
   Materials and supplies                               90              91
   Deferred income taxes (Note 4)                      162             182
   Other current assets                                108             132
                                                    ------          ------
      Total current assets                           1,047             849

Investment in Conrail (Note 2)                       6,161           6,154
Properties less accumulated depreciation (Note 6)   11,208          11,105
Other assets                                         1,002             868
                                                    ------          ------
      TOTAL ASSETS                                 $19,418         $18,976
                                                    ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable (Note 7)                       $   848         $   925
   Income and other taxes                              312             251
   Notes and accounts payable to Conrail (Note 2)      373             155
   Other current liabilities (Note 7)                  248             259
   Current maturities of long-term debt (Note 8)       605             297
                                                    ------          ------
      Total current liabilities                      2,386           1,887

Long-term debt (Note 8)                              7,027           7,339
Other liabilities (Note 10)                          1,089           1,131
Minority interests                                      45              50
Deferred income taxes (Note 4)                       2,781           2,745
                                                    ------          ------
      TOTAL LIABILITIES                             13,328          13,152
                                                    ------          ------

Stockholders' equity:
   Common stock $1.00 per share par value,
     1,350,000,000 shares authorized; issued
     407,000,871 and 405,421,447 shares,
     respectively                                      407             405
   Additional paid-in capital                          423             392
   Accumulated other comprehensive loss (Note 13)      (55)             (6)
   Retained income                                   5,335           5,053
   Less treasury stock at cost, 21,169,125 and
     21,363,974 shares, respectively                   (20)            (20)
                                                    ------          ------
      TOTAL STOCKHOLDERS' EQUITY                     6,090           5,824
                                                    ------          ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $19,418         $18,976
                                                    ======          ======

See accompanying Notes to Consolidated Financial Statements.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                  NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                                 Years ended December 31,
                                               2001        2000       1999
                                               ----        ----       ----
                                                     ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $   375     $   172    $   239
   Reconciliation of net income to
    net cash provided by operating
    activities:
      Depreciation                                527         517        489
      Deferred income taxes                        44           2         85
      Equity in earnings of Conrail               (44)        (21)       (17)
      Gains and losses on properties
       and investments                            (59)       (160)       (62)
      Income from discontinued operations         (13)         --         --
      Changes in assets and liabilities
       affecting operations:
        Accounts receivable (Note 5)              (74)        446       (322)
        Materials and supplies                      1           9        (40)
        Other current assets and due
         from Conrail                              46          60        (50)
        Current liabilities other than debt       (27)        220        259
        Other - net (Note 11)                    (122)         97        (48)
                                               ------      ------     ------
         Net cash provided by
          operating activities                    654       1,342        533

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                            (746)       (731)      (912)
   Property sales and other transactions          156         137        104
   Investments, including short-term              (99)        (77)      (126)
   Investment sales and other transactions         88          90        343
                                               ------      ------     ------
         Net cash used for
          investing activities                   (601)       (581)      (591)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends                                      (93)       (306)      (304)
   Common stock issued - net                       14           2         14
   Proceeds from borrowings                     1,995       1,055      1,110
   Debt repayments                             (1,765)     (1,549)      (730)
                                               ------      ------     ------
        Net cash provided by (used for)
         financing activities                     151        (798)        90

        Net increase (decrease) in cash
         and cash equivalents                     204         (37)        32

CASH AND CASH EQUIVALENTS
   At beginning of year                            --          37          5
                                               ------      ------     ------
   At end of year                             $   204     $    --    $    37
                                               ======      ======     ======


(continued)

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (continued)

                                                     Years ended December 31,
                                                   2001        2000       1999
                                                   ----        ----       ----
                                                          ($ in millions)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amounts capitalized)       $   550     $   543    $   520
      Income taxes                                $    74     $     5    $    16


See accompanying Notes to Consolidated Financial Statements.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity

                                                    Accumu-
                                                    lated
                                         Addi-      Other
                                         tional     Compre-
                              Common     Paid-In    hensive    Retained    Treasury
                              Stock      Capital    Loss       Income      Stock      Total
                              -----      -------    ----       ------      -----      -----
                                       ($ in millions, except per share amounts)

BALANCE DECEMBER 31, 1998    $   401    $   296    $   (8)    $ 5,252     $   (20)   $ 5,921
Comprehensive income - 1999
   Net income                                                     239                    239
   Other comprehensive
    loss (Note 13)                                     (3)                                (3)
                                                                                      ------
      Total comprehensive
       income                                                                            236
Dividends on Common Stock,
 $0.80 per share                                                 (304)                  (304)
Other	(Notes 11 and 12)            3         76                                           79
                              ------     ------    ------      ------      ------     ------

BALANCE DECEMBER 31, 1999        404        372       (11)      5,187         (20)     5,932
Comprehensive income - 2000
   Net income                                                     172                    172
   Other comprehensive
    income (Note 13)                                    5                                  5
                                                                                      ------
      Total comprehensive
       income                                                                            177
Dividends on Common Stock,
 $0.80 per share                                                 (306)                  (306)
Other (Notes 11 and 12)            1         20                                           21
                              ------     ------    ------      ------      ------     ------

BALANCE DECEMBER 31, 2000    $   405    $   392   $    (6)    $ 5,053     $   (20)   $ 5,824
Comprehensive income - 2001
   Net income                                                     375                    375
   Other comprehensive
    loss (Note 13)                                    (49)                               (49)
                                                                                      ------
      Total comprehensive
       income                                                                            326
Dividends on Common Stock,
 $0.24 per share                                                  (93)                   (93)
Other	(Notes 11 and 12)            2         31                                           33
                              ------     ------    ------      ------      ------     ------

BALANCE DECEMBER 31, 2001    $   407    $   423   $   (55)    $ 5,335     $   (20)   $ 6,090
                              ======     ======    ======      ======      ======     ======

See accompanying Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                  NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following Notes are an integral part of the Consolidated
Financial Statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the transportation of freight by rail, operating approximately 21,500 route miles primarily in the East and Midwest.
These financial statements include Norfolk Southern Corporation
(Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS) on a consolidated basis. Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). All significant intercompany balances and transactions have been eliminated in consolidation.
     The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (25%); automotive (14%); chemicals (12%); metals/construction (11%); paper/clay/forest products (10%); agriculture/consumer products/government (10%); and intermodal (18%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States. Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions.
     Through a jointly owned entity, Norfolk Southern and CSX Corporation own the stock of Conrail Inc., which owns the major Northeast freight railroad. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity (see Note 2).

Use of Estimates
----------------
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, pensions and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading" or "available-for-sale." Unrealized gains and losses for investments designated as "available-for-sale," net of taxes, are recognized in "Accumulated other comprehensive loss."

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Investments, where NS has the ability to exercise significant influence over but does not control the entity, are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives. NS capitalizes interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, that extend an asset's useful life or increase its utility are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other income - net" (see Note 3).
     NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds due in accordance with transportation contracts are recorded as a reduction to revenues during the life of the contract, based on management's best estimate of projected liability.

Derivatives
-----------
     NS does not engage in the trading of derivatives. NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed and floating-rate debt. Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities " (see Note 16).

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

Reclassifications
-----------------
     Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.


2.	INVESTMENT IN CONRAIL AND OPERATIONS OVER ITS LINES

Overview
--------
     Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast. From May 23, 1997, the date Norfolk Southern and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while Norfolk Southern and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, NSR and CSX Transportation, Inc.
(CSXT). From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

Commencement of Operations
--------------------------
     On June 1, 1999 (the Closing Date), NSR and CSXT began operating as parts of their respective rail systems the separate Conrail routes and assets leased to them pursuant to operating and lease agreements.
     The Operating Agreement between NSR and Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC routes and assets, with another wholly owned CRC subsidiary.
     NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.
     Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

                                             PRR Oper.       PRR Lease       SAA
   ($ in millions)                             Agmt.           Agmts.       Agmts.
   --------------                            ---------       ---------     --------
    2002                                     $     196       $     131     $     27
    2003                                           217             109           30
    2004                                           238              93           32
    2005                                           246              72           34
    2006                                           246              57           34
    2007 and subsequent years                    4,530             171          618
                                             ---------       ---------     --------
       Total                                 $   5,673       $     633     $    775
                                             =========       =========     ========

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $467 million in 2001, $502 million in 2000 and $273 million in 1999.
     On the Closing Date, both NS' railroad route miles and its railroad employees increased approximately 50 percent. NSR and CSXT now provide substantially all rail freight services on Conrail's route system, perform most services incident to customer freight contracts and employ the majority of Conrail's former work force. As a result, NSR receives all freight revenues and incurs all expenses on the PRR lines.

Investment in Conrail
---------------------
     NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."
     NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At Dec. 31, 2001, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.
     NS' consolidated balance sheet at Dec. 31, 2001, includes $80 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through Dec. 31, 2001, NS had paid $109 million of such costs.
     Effective June 1, 1999, NS' consolidated financial statements include the consolidated financial position and results of Triple Crown Services Company (TCS), a partnership in which subsidiaries of NS and PRR are partners.

Related-Party Transactions
--------------------------
     Until the Closing Date, NSR and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 2001, substantially all of the amounts receivable or payable related to these transactions had been satisfied.
     NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and totaled $6 million in 2001, $7 million in 2000 and $10 million in 1999.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period; and (2) NS' equity in the earnings of Conrail, net of amortization.
     "Notes and accounts payable to Conrail" includes $301 million at Dec. 31, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS by a PRR subsidiary that are payable on demand. The interest rate for these loans is variable and was 2.45% at Dec. 31, 2001. Also included is $72 million at Dec. 31, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

Summary Financial Information - Conrail
----------------------------------------
     The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as
Exhibit 99 to this Annual Report on Form 10-K.
     Through May 31, 1999, Conrail's results of operations include freight line-haul revenues and related expenses. After the Closing Date, June 1, 1999, its results reflect its new structure and operations. Currently, Conrail's major sources of operating revenues are from NSR and CSXT. The composition of Conrail's operating expenses also has changed.


Summarized Consolidated Statements of Income - Conrail
------------------------------------------------------
($ in millions)                      2001             2000            1999
---------------                      ----             ----            ----
Operating revenues                 $   903          $   985         $  2,174
Operating expenses                     639              749            2,046
                                    ------           ------          -------
   Operating income                    264              236              128
Other - net                             (6)              31              (83)
                                    ------           ------          -------
   Income before income taxes          258              267               45
Provision for income taxes              84               97               19
                                    ------           ------          -------
   Net income                      $   174          $   170         $     26
                                    ======           ======          =======

Note: Conrail's results for 2000 included gains from the sale of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gains related to that fair-value write-up, totaling $17 million after taxes, were excluded in determining NS' equity in Conrail's net income. Conrail's results in 1999 included after-tax expenses of $121 million, principally: (1) to increase certain components of its casualty reserves based on an actuarial valuation,
(2) to adjust certain litigation and environmental reserves related to settlements and completion of site reviews and (3) to adjust a credit related to the assumption of a lease obligation by CSX. These 1999 items were considered in the allocation of NS' investment in Conrail to the fair values of Conrail's assets and liabilities and, accordingly, were excluded in determining NS' equity in Conrail's net income.

Summarized Consolidated Balance Sheets - Conrail
-------------------------------------------------
                                                            December 31,
($ in millions)                                          2001         2000
---------------                                          ----         ----
Assets:
   Current assets                                       $   846      $   520
   Noncurrent assets                                      7,236        7,540
                                                         ------       ------
      Total assets                                      $ 8,082      $ 8,060
                                                         ======       ======
Liabilities and stockholders' equity:
   Current liabilities                                  $   408      $   435
   Noncurrent liabilities                                 3,569        3,643
   Stockholders' equity                                   4,105        3,982
                                                         ------       ------
      Total liabilities and stockholders' equity        $ 8,082      $ 8,060
                                                         ======       ======

Note: Current assets include demand notes and receivables from NS and CSX totaling $687 million at Dec. 31, 2001, and $323 million at Dec. 31, 2000. Current liabilities include amounts payable to NS and CSX totaling
$12 million at Dec. 31, 2001, and $31 million at Dec. 31, 2000.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

3.    OTHER INCOME - NET

      ($ in millions)                                    2001       2000       1999
      --------------                                     ----       ----       ----
      Income from natural resources:
         Royalties from coal                           $    52     $   55     $    59
         Gains from sale of timber, oil
          and gas rights and interests                       -        101           -
         Nonoperating depletion
          and depreciation                                 (13)       (13)        (14)
                                                        ------      -----      ------
            Subtotal                                        39        143          45
      Gains from sale of properties
       and investments                                      59         59          62
      Rental income                                         40         40          34
      Interest income                                       15         11           8
      Other interest expense                                 1        (39)        (30)
      Sale of accounts receivable
       (Note 5)                                            (17)       (23)          -
      Taxes on nonoperating property                       (11)        (9)         (7)
      Corporate-owned life insurance - net                   6          -          (3)
      Equity in undistributed earnings
       of partnerships                                      (8)         3           1
      Charitable contributions                              (4)        (4)          -
      Other - net                                          (21)       (13)          5
                                                        ------      -----      ------
         Total                                         $    99     $  168     $   115
                                                        ======      =====      ======

     "Other current assets" in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $45 million at Dec. 31, 2001, and $43 million at Dec. 31, 2000.

4.	INCOME TAXES

Provision for Income Taxes
--------------------------
($ in millions)                                2001        2000        1999
---------------                                ----        ----        ----
Current:
   Federal                                    $   125     $    65     $    18
   State                                           22          11           9
                                               ------      ------      ------
      Total current taxes                         147          76          27

Deferred:
   Federal                                         35           1          78
   State                                            9           1           7
                                               ------      ------      ------
      Total deferred taxes                         44           2          85
                                               ------      ------      ------
      Provision for income taxes              $   191     $    78     $   112
                                               ======      ======      ======


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                                   2001            2000           1999
     ($ in millions)                          Amount    %     Amount    %    Amount    %
     ---------------                          ------   --     ------   --    ------   --
     Federal income tax
      at statutory rate                      $   194   35    $    87   35   $   123   35
     State income taxes,
      net of federal tax
      benefit                                     20    4          8    3        10    3
     Equity in earnings
      of Conrail                                 (16)  (3)        (7)  (3)       (6)  (2)
     Corporate-owned
      life insurance                              (3)   -         (2)  (1)        1    -
     Other - net                                  (4)  (1)        (8)  (3)      (16)  (4)
                                              ------   --     ------   --    ------   --
     Provision for income taxes              $   191   35    $    78   31   $   112   32
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

                                                            December 31,
($ in millions)                                          2001          2000
---------------                                          ----          ----
Deferred tax assets:
   Reserves, including casualty and other claims       $   158       $   158
   Employee benefits                                        75           104
   Retiree health and death benefit obligation             137           139
   Taxes, including state and property                     221           200
   Other                                                    22            28
                                                         -----         -----
      Total gross deferred tax assets                      613           629
   Less valuation allowance                                (18)          (12)
                                                         -----         -----
      Net deferred tax assets                              595           617
                                                         -----         -----
Deferred tax liabilities:
   Property                                             (3,126)       (3,117)
   Other                                                   (88)          (63)
                                                         -----         -----
      Total gross deferred tax liabilities              (3,214)       (3,180)
                                                         -----         -----
      Net deferred tax liability                        (2,619)       (2,563)
      Net current deferred tax assets                      162           182
                                                         -----         -----
      Net long-term deferred tax liability             $(2,781)      $(2,745)
                                                         =====         =====

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Except for amounts for which a valuation allowance has been provided, management believes the other deferred tax assets will be realized. The total valuation allowance increased $6 million in 2001, $3 million in 2000 and $6 million in 1999.

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

5.   ACCOUNTS RECEIVABLE

     Beginning in May 2000, a bankruptcy-remote special purpose subsidiary of NS sold without recourse undivided ownership interests in a pool of accounts receivable totaling approximately $700 million. Upon commencement of this program, NS received cash proceeds of $460 million. The buyers have a priority collection interest in the entire pool of receivables and, as a result, NS has retained credit risk to the extent the pool exceeds the amount sold. NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities. Payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers. Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.
     At Dec. 31, 2001 and 2000, $300 million and $388 million, respectively, had been sold under this arrangement and, therefore, are not included in "Accounts receivable, net," on the consolidated balance sheet. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net" (see Note 3). NS' retained interest, which is included in "Accounts receivable, net," is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has historically experienced very low levels of default. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $7 million.
     NS' allowance for doubtful accounts was $5 million at Dec. 31, 2001, and $7 million at Dec. 31, 2000.

6.	PROPERTIES

                                                      December 31,         Depreciation
($ in millions)                                    2001          2000      Rate for 2001
---------------                                    ----          ----      -------------
Railway property:
   Road                                          $ 10,452      $ 10,078         3.0%
   Equipment                                        5,559         5,588         4.1%
Other property                                        632           653         3.2%
                                                  -------       -------
                                                   16,643        16,319
Less: Accumulated depreciation                      5,435         5,214
                                                  -------       -------
Net properties                                   $ 11,208      $ 11,105
                                                  =======       =======

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Included in properties are approximately $110 million in telecommunications assets consisting of fiber optic conduit. Because of the significant economic downturn in the telecommunications industry during the year, NS evaluated the recoverability of these assets at Dec. 31, 2001. Based on known facts and circumstances, management believes that its ultimate investment in these assets, which is expected to total approximately $130 million upon completion of the network, will be recovered.
     Equipment includes $474 million at Dec. 31, 2001 and 2000, of assets recorded pursuant to capital leases. Other property includes the costs of obtaining rights to natural resources of $341 million at Dec. 31, 2001 and 2000.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 2001, 2000 and 1999 was $570 million, $569 million and $546 million, respectively, of which $17 million, $18 million and $15 million was capitalized.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

7.	CURRENT LIABILITIES

                                                            December 31,
($ in millions)                                          2001          2000
---------------                                          ----          ----
Accounts payable:
   Accounts and wages payable                          $    385     $    427
   Casualty and other claims                                192          223
   Equipment rents payable - net                            130          134
   Vacation liability                                       118          117
   Other                                                     23           24
                                                        -------      -------
      Total                                            $    848     $    925
                                                        =======      =======
Other current liabilities:
   Interest payable						 $    118     $    131
   Accrued Conrail-related costs (Note 2)                    35           47
   Liabilities for forwarded traffic                         35           40
   Retiree health and death
    benefit obligation (Note 11)                             24           24
   Derivative instruments                                    17            -
   Other                                                     19           17
                                                        -------      -------
      Total                                            $    248     $    259
                                                        =======      =======

8. LONG-TERM DEBT

                                                             December 31,
($ in millions)                                           2001          2000
---------------                                           ----          ----
Notes at average rates and maturities as follows:
   6.69%, maturing 2002 to 2006                          $  1,500      $  1,450
   7.20%, maturing 2007 to 2011                             1,750         1,450
   8.10%, maturing 2017 to 2021                               800           800
   7.54%, maturing 2027 to 2031                             1,500           800
   7.05%, maturing 2037                                       750           750
   7.90%, maturing 2097                                       350           350
Commercial paper                                                -         1,132
Equipment obligations at an average rate of 5.9%,
   maturing to 2014                                           579           473
Capitalized leases at an average rate of 2.8%,
   maturing to 2015                                           316           343
Other debt at an average rate of 6.6%,
   maturing to 2019                                           119           119
Discounts and premiums, net                                   (32)          (31)
                                                          -------       -------
      Total long-term debt                               $  7,632      $  7,636
      Current maturities                                     (605)         (297)
                                                          -------       -------
      Long-term debt less current maturities             $  7,027      $  7,339
                                                          =======       =======

Long-term debt maturities subsequent to 2002
   are as follows:
      2003                                               $    357
      2004                                                    348
      2005                                                    401
      2006                                                    305
      2007 and subsequent years                             5,616
                                                          -------
      Total                                              $  7,027
                                                          =======

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.
     The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.
     Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in "Other assets" on the balance sheet and totaled $78 million at Dec. 31, 2001, and $90 million at Dec. 31, 2000.

Shelf Registration
------------------
     NS filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $1 billion of securities. As of Dec. 31, 2001, NS had issued $250 million of debt under this shelf registration.

Commercial Paper and Credit Agreement
-------------------------------------
     NS has the ability to issue commercial paper backed by a $1 billion credit agreement that expires in 2006. At Dec. 31, 2001, NS had no commercial paper outstanding. At Dec. 31, 2000, $1,132 million of commercial paper was outstanding and was classified as long-term because NS had the ability, through a previous credit agreement, to convert this obligation into longer-term debt. Any borrowings under the credit agreement are contingent on the continuing effectiveness of the representations and warranties made at the inception of the agreement.

Debt Covenants
--------------
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. At Dec. 31, 2001, NS was in compliance with all debt covenants.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

9.   LEASE COMMITMENTS

     NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see
Note 2). Future minimum lease payments and operating lease expense, other than to PRR and CRC, are as follows:

                                                       Operating     Capital
($ in millions)                                        Leases        Leases
---------------                                        ---------     -------
2002                                                    $    113     $     47
2003                                                          97           49
2004                                                          75           48
2005                                                          65           51
2006                                                          52           57
2007 and subsequent years                                    488          123
                                                         -------      -------
      Total                                             $    890     $    375
                                                         =======

Less imputed interest on capital leases
  at an average rate of 7.1%                                               59
                                                                      -------

Present value of minimum lease payments
  included in debt                                                   $    316
                                                                      =======

Operating Lease Expense
-----------------------

($ in millions)                                       2001        2000         1999
---------------                                       ----        ----         ----
Minimum rents                                       $    149    $    167     $    118
Contingent rents                                          55          61           61
                                                     -------     -------      -------
   Total                                            $    204    $    228     $    179
                                                     =======     =======      =======


     During 2000, NS entered into an operating lease for 140 locomotives, which is renewable annually at NS' option, has a maximum term of eight years and includes purchase options. Because the fixed, noncancellable term of the lease is one year, future minimum lease payments in the table above do not include amounts related to this lease. However, operating lease expense for 2001 in the table above does include $18 million related to this lease. If NS does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS does not expect to be required to make any payments under this provision.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

10. OTHER LIABILITIES

                                                              December 31,
($ in millions)                                          2001              2000
---------------                                          ----              ----
Retiree health and death
  benefit obligation (Note 11)                        $     291         $     291
Casualty and other claims                                   265               262
Deferred compensation                                       147               148
Net pension obligations (Note 11)                            79                83
Accrued Conrail-related costs (Note 2)                       46                72
Other                                                       261               275
                                                       --------          --------
   Total                                              $   1,089         $   1,131
                                                       ========          ========


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

Early Retirement Programs in 2000
---------------------------------
     During 2000, NS offered two voluntary early retirement programs to its salaried employees. The principal incentives offered in these programs were enhanced pension benefits, the cost for most of which will be paid from NS' overfunded pension plan. A February program was accepted by 919 of 1,180 eligible employees, and a December program was accepted by 370 of 846 eligible employees. The total cost of these programs, which is included in "Compensation and benefits," was $133 million. The resulting noncash reduction to NS' pension plan asset is included in "Other - net" in the Consolidated Statement of Cash Flows.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                                              Pension Benefits             Other Benefits
($ in millions)                             2001            2000         2001          2000
---------------                             ----            ----         ----          ----
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at
  beginning of year                        $  1,312        $  1,058     $    445      $    340
Cost of early retirement benefits                 -             119            -            14
Service cost                                     15              18           14            15
Interest cost                                    94              79           33            27
Amendment                                         6              21            -             -
Legislative changes                             (19)              -            -             -
Actuarial (gains) losses                         36             120           21            79
Benefits paid                                  (120)           (103)         (34)          (30)
                                            -------         -------      -------       -------
      Benefit obligation at end of year       1,324           1,312          479           445
                                            -------         -------      -------       -------
CHANGE IN PLAN ASSETS
Fair value of plan assets
  at beginning of year                        1,999           2,072          126           152
Actual return on plan assets                    (74)             30           (8)           (5)
Employer contribution                             7               8           34             9
401(h) account transfer                         (14)             (8)           -             -
Benefits paid                                  (120)           (103)         (34)          (30)
                                            -------         -------      -------       -------
      Fair value of plan
       assets at end of year                  1,798           1,999          118           126
                                            -------         -------      -------       -------
      Funded status                             474             687         (361)         (319)

Unrecognized initial net asset                    -              (3)           -             -
Unrecognized (gain) loss                       (142)           (478)          46             4
Unrecognized prior
 service cost (benefit)                          30              47            -             -
                                            -------         -------      -------       -------
      Net amount recognized                $    362        $    253     $   (315)     $   (315)
                                            =======         =======      =======       =======

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
      Prepaid benefit cost                 $    426        $    315     $      -      $      -
      Accrued benefit liability                 (79)            (83)        (315)         (315)
      Accumulated other
        comprehensive income                     15              21            -             -
                                            -------         -------      -------       -------
      Net amount recognized                $    362        $    253     $   (315)     $   (315)
                                            =======         =======      =======       =======

     Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $79 million at Dec. 31, 2001, and $83 million at Dec. 31, 2000. These plans' projected benefit obligations were $89 million at Dec. 31, 2001 and 2000. Because of the nature of such plans, there are no plan assets.
     NS received Section 401(h) account transfers, from pension assets, of $14 million in 2001 and $8 million in 2000 as reimbursement for medical payments for retirees.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Legislative changes primarily resulting from the December 2001 amendment to the Railroad Retirement Act ("The Act") increased benefits payable to certain retirees covered by The Act. Since employees' pension benefits paid by NS are offset by a portion of benefits paid under The Act, the amendment served to reduce NS' obligation by approximately $19 million at Dec. 31, 2001.
     During 2001, NS amended its qualified and nonqualified pension plans to enhance benefits to certain NS employees. The amendments increased the pension benefit obligation by $6 million at Dec. 31, 2001.
     During 2000, NS amended its qualified pension plan to allow for the payment of qualifying disability benefits. The amendment increased the pension benefit obligation by $21 million at Dec. 31, 2000.
     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and Aug. 31, 1999; the costs reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:

                                                2001        2000        1999
                                                ----        ----        ----
Funded status:
  Discount rate                                 7.25%       7.50%       7.75%
  Future salary increases                       5%          5%          5%
Pension cost:
  Discount rate                                 7.50%       7.75%       6.75%
  Return on assets in plans                     10%         10%         10%
  Future salary increases                       5%          5%          5%

Pension and Other Postretirement Benefit Costs Components
---------------------------------------------------------

($ in millions)                                 2001        2000        1999
---------------                                 ----        ----        ----
PENSION BENEFITS
Service cost                                    $    15     $    18     $    17
Interest cost                                        94          79          73
Cost of early retirement programs                     -         119           -
Expected return on plan assets                     (202)       (192)       (152)
Amortization of prior service cost                    4           4           4
Amortization of initial net asset                    (3)         (7)         (7)
Recognized net actuarial (gain) loss                (24)        (38)        (22)
                                                 ------      ------      ------
   Net cost (benefit)                           $  (116)    $   (17)    $   (87)
                                                 ======      ======      ======

OTHER POSTRETIREMENT BENEFITS
Service cost                                    $    14     $    15     $    11
Interest cost                                        33          27          23
Cost of early retirement programs                     -          14           -
Expected return on plan assets                      (13)        (14)        (12)
Amortization of prior service cost                    -           -         (12)
Recognized net actuarial (gain) loss                  -          (4)         (2)
                                                 ------      ------      ------
   Net cost                                     $    34     $    38     $     8
                                                 ======      ======      ======

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.0% for 2002 and 6.0% for 2003. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2004 and remain at that level thereafter.
     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

                                                   One percentage point
($ in millions)                                  Increase        Decrease
--------------------                             --------        --------
Increase (decrease) in:
  Total service and interest cost components      $   5           $  (4)
  Postretirement benefit obligation               $  42           $ (36)

     Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $10 million in 2001, $7 million in 2000 and $5 million in 1999.

401(k) Plans
------------
     Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. Since 1999, NS has issued shares of Common Stock to fund its contributions. NS' expenses under these plans were $11 million in 2001 and $12 million in both 2000 and 1999.
     In November 1999, NS issued and contributed to eligible participants' accounts approximately 2 million shares of Norfolk Southern Common Stock in connection with a temporary special work incentive program available to its unionized employees during much of the third quarter of 1999. The cost of the program, which was charged to compensation and benefits expenses, was $49 million.


12.  STOCK-BASED COMPENSATION

     Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock and performance share units (PSUs), up to a maximum 88,025,000 shares of Norfolk Southern Common Stock (Common Stock). Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Common Stock on the date of grant.
     The LTIP also permits the payment -- on a current or a deferred basis and in cash or in stock -- of dividend equivalents on shares of Common Stock covered by options or PSUs in an amount commensurate with dividends paid on Common Stock. Tax absorption payments also are authorized in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

Accounting Method
-----------------
     NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plans. Accordingly, grants of PSUs, restricted stock, dividend equivalents, tax absorption payments and SARs result in charges to net income, while grants of stock options have no effect on net income. Related compensation costs were $20 million in 2001, $5 million in 2000 and $2 million in 1999. NS recognized additional paid-in capital of $1 million in 2001, none in 2000 and $4 million in 1999 related to the tax benefit generated by stock option exercises.
     Had such compensation costs been determined in accordance with SFAS 123, net income would have been $358 million in 2001, $149 million in 2000 and $210 million in 1999; and basic and diluted earnings per share would have been $0.93 in 2001, $0.39 in 2000 and $0.55 in 1999. These pro forma amounts include compensation costs as calculated using the Black-Scholes option-pricing model, with average expected option lives of five years for 2001 and 2000 grants and four years for 1999 grants; average risk-free interest rates of 5.1% in 2001, 6.8% in 2000 and 5.2% in 1999; average stock-price volatilities of 39% in 2001, 33% in 2000 and 21% in 1999; and dividend yields of 2% in 2001 and 3% in 2000 and 1999. These assumptions produce per-share grant-date fair values of $5.48 in 2001, $5.22 in 2000 and $5.12 in 1999.

Stock Option Activity
---------------------
                                                            Weighted Average
                                    Option Shares            Exercise Price
                                    -------------		----------------
Balance 12/31/98                     13,059,048                 $  25.48
Granted                               9,150,400                    30.09
Exercised                              (859,085)                   17.10
Canceled                               (234,000)                   29.84
                                     ----------
Balance 12/31/99                     21,116,363                    27.77
Granted                               7,705,800                    16.94
Exercised                              (273,813)                   13.95
Canceled                               (427,400)                   26.84
                                     ----------
Balance 12/31/00                     28,120,950                    24.96
Granted                               6,985,000                    15.48
Exercised                            (1,079,902)                   16.58
Canceled                               (612,525)                   26.51
                                     ----------
Balance 12/31/01                     33,413,523                 $  23.21
                                     ==========

     Of the total options outstanding at Dec. 31, 2001, 26 million were vested and have a weighted-average exercise price of $25.25.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

Stock Options Outstanding
-------------------------

    Exercise Price                          Number         Weighted Average
------------------------------------      Outstanding          Remaining
Range               Weighted Average      at 12/31/01      Contractual Life
-----               ----------------      -----------      ----------------
$15.48 to $16.94        $16.22            14,143,232           8.6 years
 18.81 to  21.08         20.56             2,691,350           1.8 years
 24.31 to  27.69         26.83             7,821,600           5.7 years
 29.46 to  33.25         32.10             8,757,341           6.3 years
----------------        ------            ----------       -----------------
$15.48 to $33.25        $23.21            33,413,523           6.8 years
                                          ==========

Performance Share Units
-----------------------
     PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and average grant-date fair market values were 817,500 and $15.48 in 2001; 937,500 and $16.94 in 2000; and 850,000 and $27.72 in 1999, respectively.
PSUs may be paid in the form of shares of Common Stock, cash or any combination thereof. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

Shares Available and Issued
---------------------------
     Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP are as follows:

                                       2001              2000              1999
                                       ----              ----              ----
Available for future
 grants 12/31:
      LTIP                          30,816,365         2,554,584        10,512,997
      TSOP                           2,535,000         2,488,700         2,349,600

Shares of Common Stock
issued:
      LTIP                           1,146,346           395,626         1,086,288
      TSOP                                   -                 -                 -


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

13.	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
------------------------------------
     "Accumulated other comprehensive loss" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:


                                              Balance          Net                             Balance
                                           at Beginning       Gain        Reclassification     at End
($ in millions)                               of Year        (Loss)          Adjustments       of Year
 -------------                                -------         ----           -----------       -------
 December 31, 2001
 -----------------
 Unrealized gains on securities               $     7        $    (1)         $     -          $    6
 Cash flow hedges                                   -            (16)               5             (11)
 Minimum pension liability                        (13)           (37)               -             (50)
                                               ------         ------           ------           -----
 Accumulated other comprehensive loss         $    (6)       $   (54)         $     5          $  (55)
                                               ======         ======           ======           =====

 December 31, 2000
 -----------------
 Unrealized gains on securities               $     2        $     5          $     -          $    7
 Minimum pension liability                        (13)             -                -             (13)
                                               ------         ------           ------           -----
 Accumulated other comprehensive loss         $   (11)       $     5          $     -          $   (6)
                                               ======         ======           ======           =====


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     "Other comprehensive income (loss)" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:


                                          Pretax          Tax (Expense)        Net-of-Tax
($ in millions)                           Amount             Benefit             Amount
 -------------                            ------             -------             ------
Year ended 12/31/01
-------------------
Net gain (loss) arising during the year:
   Cash flow hedges                       $  (27)            $    11             $   (16)
   Less reclassification adjustments           8                  (3)                  5
                                           -----              ------              ------
      Subtotal                               (19)                  8                 (11)

Unrealized gains (losses) on securities       (1)                  -                  (1)
Minimum pension liability                    (35)                 (2)                (37)
                                           -----              ------              ------
Other comprehensive income (loss)         $  (55)            $     6             $   (49)
                                           =====              ======              ======

Year ended 12/31/00
-------------------
Net gain (loss) arising during the year:
   Unrealized gains (losses)
    on securities                         $    7             $    (2)            $     5
                                           -----              ------              ------
Other comprehensive income (loss)         $    7             $    (2)            $     5
                                           =====              ======              ======

Year ended 12/31/99
-------------------
Net gain (loss) arising during the year:
   Unrealized gains (losses)
    on securities                         $   (6)            $     1             $    (5)
   Minimum pension liability                   2                   -                   2
                                           -----              ------              ------
Other comprehensive income (loss)         $   (4)            $     1             $    (3)
                                           =====              ======              ======


     In 2001, Conrail recorded a $70 million loss in other comprehensive income related to an increase in its minimum pension liability. NS' "Other comprehensive loss" for 2001 and its "Accumulated other comprehensive loss" at Dec. 31, 2001, include $41 million arising from this Conrail adjustment.

Undistributed Earnings of Equity Investees
------------------------------------------
     "Retained income" includes undistributed earnings of equity investees, principally attributable to NS' equity in the earnings of Conrail, of $355 million at Dec. 31, 2001; $351 million at Dec. 31, 2000; and
$330 million at Dec. 31, 1999.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

14.  EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share:

($ in millions except per share,
 shares in millions)                                       2001        2000        1999
--------------------------------                           ----        ----        ----
Basic earnings per share:
  Income available to common
    stockholders for basic and
    diluted computations                                $   375     $   172     $   239
                                                         ------      ------      ------
  Weighted-average shares outstanding                       385         383         381
                                                         ------      ------      ------
Basic earnings per share                                $  0.97     $  0.45     $  0.63
                                                         ------      ------      ------

Diluted earnings per share:
  Weighted-average shares
    outstanding per above                                   385         383         381
  Dilutive effect of outstanding
    options, PSUs and SARs (as
    determined by the application
    of the treasury stock method)                             1           -           1
                                                         ------      ------      ------
  Adjusted weighted-average
    shares outstanding                                      386         383         382
                                                         ------      ------      ------
Diluted earnings per share                              $  0.97     $  0.45     $  0.63
                                                         ======      ======      ======

     These calculations exclude options the exercise price of which exceeded the average market price of Common Stock as follows: in 2001, 20 million in the fourth quarter, 19 million in each of the third and second quarters, and 28 million in the first quarter; in 2000, 28 million in the fourth, third and first quarters, and 20 million in the second quarter; and in 1999, 17 million in the fourth quarter, 9 million in the third quarter, 7 million in the second quarter and 5 million in the first quarter.
     There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.


15.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives (see Note 16) and investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at Dec. 31:

                                                 2001                    2000
                                                 ----                    ----
                                          Carrying    Fair        Carrying    Fair
($ in millions)                            Amount     Value        Amount     Value
---------------                           --------    -----       --------    -----
Investments                                $    44    $    51      $    49    $    56
Notes receivable                                93         98           93         93
Long-term debt                              (7,632)    (8,067)      (7,636)    (7,809)


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of notes receivable are based on future discounted cash flows. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.
     Carrying amounts of marketable securities reflect unrealized holding gains of $10 million on Dec. 31, 2001, and $11 million on Dec. 31, 2000. Sales of "available-for-sale" securities were immaterial for years ended
Dec. 31, 2001 and 2000.


16. DERIVATIVE FINANCIAL INSTRUMENTS

     On Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The adoption of SFAS 133 and SFAS 138 resulted in the recognition of a $5 million asset and a $5 million increase in long-term debt as of Jan. 1, 2001.
     NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. NS does not engage in the trading of derivatives. Management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Diesel Fuel Hedging
-------------------
     In the second quarter of 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability.
In order to minimize this risk, NS instituted a continuous hedging strategy for a portion of its estimated future fuel needs by entering into a series of forward purchases and swaps in order to lock in the purchase prices of some of its diesel fuel. Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.
     The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80 percent of NS' average monthly fuel consumption will be hedged for each month within any 36-month period. Diesel fuel costs represented 8%, 9% and 6% of NS' operating expenses for the years ended Dec. 31, 2001, 2000 and 1999, respectively.

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

     NS entered into two types of diesel fuel derivative transactions in 2001. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In 2001, NS purchased eight monthly call options at a strike price of 84 cents per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expired serially through Dec. 31, 2001, was amortized as a component of diesel fuel expense. Because the price of diesel fuel did not reach the strike price at any time during the period the options were outstanding, NS did not record any benefit related to these transactions. During 2001, NS entered into 222 fuel swaps for approximately 370 million gallons at an average price of approximately 68 cents per gallon of Nymex No. 2 heating oil. As of Dec. 31, 2001, outstanding swaps covered approximately 32 percent and 21 percent of estimated fuel purchases for the years 2002 and 2003, respectively.
     NS' fuel hedging activity resulted in a net increase in 2001 diesel fuel expense of $8 million. Ineffectiveness related to the use of diesel fuel hedges in 2001 was less than $1 million.

Interest Rate Hedging
---------------------
     NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $251 million, or 3.5%, and $280 million, or 4.3%, of its fixed rate debt portfolio hedged at Dec. 31, 2001 and Dec. 31, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.
These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values
-----------
     The fair values of NS' diesel fuel derivative instruments at Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows. At Dec. 31, 2001, "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $15 million (pretax) relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate within the next 12 months.
     The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

                                                              December 31,
($ in millions)                                            2001          2000
---------------                                            ----          ----
Interest rate hedges:
  Gross fair market asset position                        $   12        $    5
  Gross fair market (liability) position                       -             -
Fuel hedges:
  Gross fair market asset position                             -             -
  Gross fair market (liability) position                     (19)            -
                                                           -----         -----
      Total net asset (liability) position                $   (7)       $    5
                                                           =====         =====


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

17.  DISCONTINUED OPERATIONS - MOTOR CARRIER

     On March 28, 1998, NS sold all the common stock of North American
Van Lines, Inc. (NAVL), its motor carrier subsidiary. Results in 2001 include an additional after-tax gain of $13 million, or 3 cents per share, that resulted from the expiration of certain indemnities contained in the sales agreement.


18.	COMMITMENTS AND CONTINGENCIES

Lawsuits
--------
     Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. An accrual is not made when management's best estimate, based on known facts and circumstances, is that it is unlikely that a loss has been incurred.
     Presently, there are two cases involving labor issues and contractual obligations of a fiber optic codeveloper where the aggregated range of loss could be from nothing to $75 million. Management believes that NS will prevail in these cases. The ability to collect a judgment against the codeveloper, Williams Communications, LLC, may be limited due to its declining financial condition; however, the shortfall, if any, cannot now be determined. Unfavorable outcomes on these cases could result in accruals that could be significant to results of operations in a particular year or quarter.

Casualty Claims
---------------
     NS is generally self-insured for casualty claims. Claims in excess of self-insurance levels are insured up to excess coverage limits. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims. However, it is possible that the recorded liability may not be adequate to cover the future payment of claims. Adjustments to the recorded liability will be reflected in operating expenses in the periods in which such adjustments are known.

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

Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

      NS' balance sheets included liabilities for environmental exposures in the amount of $33 million at Dec. 31, 2001, and $36 million at Dec. 31, 2000 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2001, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 10 sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Purchase Commitments
--------------------
     NSR had outstanding purchase commitments of approximately $150 million in connection with its 2002 capital program. NS has forward fuel purchase commitments in the first quarter of 2002 covering 38 million gallons of fuel at an average cost of 62 cents per gallon, which includes federal taxes.


Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

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

Debt Guarantees
---------------
     As of Dec. 31, 2001, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of related entities.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Norfolk, Virginia
January 21, 2002




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

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 9, 2002, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on Page 19 under "Executive Officers of the Registrant."


PART IV
-------

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 14.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K.
            -------------------

(A)   The following documents are filed as part of this report:

      1.    Index to Consolidated Financial Statements:              Page
            ------------------------------------------               ----

            Consolidated Statements of Income
              Years ended December 31, 2001, 2000, and 1999            51

            Consolidated Balance Sheets
              As of December 31, 2001 and 2000                         52

            Consolidated Statements of Cash Flows
              Years ended December 31, 2001, 2000, and 1999            53

            Consolidated Statements of Changes in
              Stockholders' Equity
              Years ended December 31, 2001, 2000, and 1999            55

            Notes to Consolidated Financial Statements                 56

            Independent Auditors' Report                               82

      2.    Financial Statement Schedule:

      The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

            Index to Consolidated Financial Statement Schedule       Page
            --------------------------------------------------       ----

            Schedule II - Valuation and Qualifying Accounts            93

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


Item 14.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------

     3.     Exhibits

Exhibit
Number	Description
-------	-----------------------------------------------------------

3           Articles of Incorporation and Bylaws -

3(i) The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5, 2001.

3(ii) The Bylaws of Norfolk Southern Corporation, as amended January 22, 2002, are filed herewith.

4           Instruments Defining the Rights of Security Holders,
            Including Indentures -

            (a) Indenture, dated as of January 15, 1991, from Norfolk Southern Corporation to First Trust of New York,
                    National Association, as Trustee, related to the issuance of notes in the principal amount of $750 million, incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation's Registration Statement on Form S-3 (No. 33-38595).

            (b) First Supplemental Indenture, dated May 19, 1997, between Norfolk Southern Corporation and First Trust of New York, National Association, as Trustee, related to the issuance of notes in the principal amount of $4.3 billion, is incorporated herein by reference to
                    Exhibit 1.1(d) to Norfolk Southern Corporation's Form 8-K filed on May 21, 1997.

            (c) Second Supplemental Indenture, dated April 26, 1999, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated herein by reference to Exhibit 1.1(c) to Norfolk Southern Corporation's Form 8-K filed on
                    April 30, 1999.

            (d) Third Supplemental Indenture, dated May 23, 2000, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $600 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on
                    May 25, 2000.

            (e) Fourth Supplemental Indenture, dated as of February 6, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on February 7, 2001.

            (f) Fifth Supplemental Indenture, dated as of July 5, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $250 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on
                    July 5, 2001.

            (g) Rights Agreement, dated as of September 26, 2000, between Norfolk Southern Corporation and The Bank of New York, with exhibits thereto, is incorporated herein by reference to Exhibit 4 to Norfolk Southern Corporation's Form 8-K filed on September 26, 2000.


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

10          Material Contracts -

           (a) The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, is incorporated herein by reference from Exhibit 10 to Norfolk Southern Corporation's Form 8-K filed on June 30, 1997.

           (b) Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Corporation's
                   Form 10-Q filed on August 11, 1999.

           (c) Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from
                   Exhibit 10.2 to Norfolk Southern Corporation's Form
                   10-Q filed on August 11, 1999.

           (d) Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company is incorporated herein by reference from Exhibit
                   10.3 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

           (e) Amendment No. 1, dated as of September 29, 2001, to Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is filed herewith.

           (f) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated
                   Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q filed on
                   August 11, 1999.

           (g) Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from
                   Exhibit 10.5 to Norfolk Southern Corporation's Form
                   10-Q filed on August 11, 1999.

           (h) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

Item 14.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------


       3.   Exhibits (continued)

Exhibit
Number	Description
-------	------------------------------------------------------------

      10    Material Contracts (continued) -

            (i) Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Areas Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation,
                    CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Corporation's 10-K filed on March 5, 2001.

            (j) Amendment No. 2, dated as January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation,
                    CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is filed herewith.

            (k) Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

            (l) The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

            (m) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 - is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

            (n) The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2000, is incorporated by reference herein from Exhibit 10(l) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

            (o) The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 23, 2001, is incorporated herein by reference to Exhibit 10(m) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

            (p) The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

            (q) The Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective January 20, 2001, is incorporated herein by reference to Exhibit 10(o) to Norfolk Southern Corporation's Form 10-K filed on
                    March 5, 2001.

Item 14.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------


	3.    Exhibits (continued)

Exhibit
Number      Description
-------     ------------------------------------------------------------

	10    Material Contracts (continued) -

            (r) The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective January 23, 2001, is incorporated herein by reference to Exhibit 10(p) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

            (s) The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999.

            (t) Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders) is filed herewith.

            (u) Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of August 22, 1999, is incorporated herein by reference from Exhibit
                    10(r) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

            (v) The Norfolk Southern Corporation Directors' Charitable Award Program, effective February 1, 1996, is filed herewith.

            (w) The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended on September 23, 1997, is incorporated herein by reference from Exhibit 10(m) to Norfolk Southern Corporation's Form 10-K filed on March 25, 1998.

            (x) Agreement, dated as of October 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on November 9, 2001.
                    The agreement was entered into with L. Ike Prillaman, Vice Chairman and Chief Marketing Officer;
                    Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, Vice Chairman and
                    Chief Financial Officer.

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

      12    Statement re:  Computation of Ratio of Earnings to Fixed Charges.

      21    Subsidiaries of the Registrant.

      23    Consents of Experts and Counsel -

            (a)    Consent of KPMG LLP.
            (b)    Consent of KPMG LLP and Ernst & Young LLP.

      99    Conrail Inc. 2001 Annual Report to Stockholders.

(B)   Reports on Form 8-K.

      None

(C)   Exhibits.

      The Exhibits required by Item 601 of Regulation S-K as listed in
      Item 14(a)3 are filed herewith or incorporated herein by reference.

(D)   Financial Statement Schedules.

      Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise not required or are not applicable.



POWER OF ATTORNEY
-----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and Henry D. Light, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and Henry D. Light, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2002.


     NORFOLK SOUTHERN CORPORATION


     By     /s/ David R. Goode
       ----------------------------------
           (David R. Goode, Chairman,
            President and Chief
            Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February, 2002, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

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


/s/ Landon Hilliard
------------------------------            Director
(Landon Hilliard)


/s/ Steven F. Leer
------------------------------            Director
(Steven F. Leer)


/s/ Jane Margaret O'Brien
------------------------------            Director
(Jane Margaret O'Brien)


/s/ Harold W. Pote
------------------------------            Director
(Harold W. Pote)


/s/ J. Paul Reason
------------------------------            Director
(J. Paul Reason)

                                                                        Schedule II
                                                                        Page 1 of 2


                              Norfolk Southern Corporation and Subsidiaries
                              ---------------------------------------------
                                     Valuation and Qualifying Accounts
                              Years Ended December 31, 1999, 2000 and 2001
                                         (In millions of dollars)

                                                               Additions charged to
                                                               --------------------
                                       Beginning                    Other                     Ending
                                        Balance       Expenses     Accounts    Deductions     Balance
                                       ---------      --------     --------    ----------     -------

Year ended December 31, 1999
----------------------------
Valuation allowance (included
 net in deferred tax liability)
 for deferred tax	assets                $    3         $    6       $    --     $    --        $    9
Casualty and other claims
 included in other liabilities          $  271         $  114       $     9 (1) $   119 (2)    $  275
Current portion of casualty
 and other claims included
 in accounts payable                    $  144         $   19       $   191 (1) $   173 (3)    $  181


Year ended December 31, 2000
----------------------------
Valuation allowance (included
 net in deferred tax liability)
 for deferred tax assets                $    9         $    3       $    --     $    --        $   12
Casualty and other claims
 included in other liabilities          $  275         $  117       $     8 (1) $   138 (2)    $  262
Current portion of casualty
 and other claims included
 in accounts payable                    $  181         $   19       $   221 (1) $   198 (3)    $  223


(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)   Payments and reclassifications to/from accounts payable.

(3)   Payments and reclassifications to/from other liabilities.


		(continued)

                                                                      Schedule II
                                                                      Page 2 of 2


                              Norfolk Southern Corporation and Subsidiaries
                              ---------------------------------------------
                                    Valuation and Qualifying Accounts
                          Years Ended December 31, 1999, 2000 and 2001 (continued)
                                        (In millions of dollars)

                                                               Additions charged to
                                                               --------------------
                                       Beginning                    Other                     Ending
                                        Balance       Expenses     Accounts    Deductions     Balance
                                       ---------      --------     --------    ----------     -------

Year ended December 31, 2001
----------------------------
Valuation allowance (included
 net in deferred tax liability)
 for deferred tax	assets                 $    12       $    6       $   --       $    --       $   18
Casualty and other claims
 included in other liabilities           $   262       $  110       $   20 (1)   $   127 (2)   $  265
Current portion of casualty
 and other claims included
 in accounts payable                     $   223       $   22       $  142 (1)   $   195 (3)   $  192


(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)   Payments and reclassifications to/from accounts payable.

(3)   Payments and reclassifications to/from other liabilities.


EXHIBIT INDEX
-------------

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number      Description                                                 Page
---------   -------------------------------------------------------     ----

3(ii)	      The Bylaws of Norfolk Southern Corporation, as amended
            January 22, 2002.                                            96

10(e)       Amendment No. 1, dated as of September 29, 2001, to
            Operating Agreement, dated as of June 1, 1999, by and
            between Pennsylvania Lines LLC and Norfolk Southern
            Railway Company.                                            109

10(j)       Amendment No. 2, dated as January 1, 2001, to the
            Shared Assets Area Operating Agreements for North Jersey,
            South Jersey/Philadelphia and Detroit, dated as of
            June 1, 1999, by and among Consolidated Rail Corporation,
            CSX Transportation, Inc. and Norfolk Southern Railway
            Company, with exhibit thereto.                              111

10(t)       Form of Severance Agreement, dated as of June 1, 1996,
            between Norfolk Southern Corporation and certain
            executive officers (including those defined as "named
            executive officers" and identified in the Corporation's
            Proxy Statement for the 1997 through 2001 Annual
            Meetings of Stockholders).                                  123

10(v)       The Norfolk Southern Corporation Directors' Charitable
            Award Program, effective February 1, 1996.                  136


12          Statement re:  Computation of Ratio of Earnings to
            Fixed Charges.                                              140

21          Subsidiaries of Norfolk Southern Corporation.               141

23          Consent of Experts and Counsel -
            (a)     Consent of KPMG LLP.                                143
            (b)     Consent of KPMG LLP and Ernst & Young LLP.          144

99          Conrail Inc. 2001 Annual Report to Stockholders.            145

     Exhibits 3(ii), 10(e), 10(j), 10(t) and 10(v) are not included in copies assembled for public dissemination. If you have a need for this type of information, we will be pleased to send it to you.

                                     Write to:
                          Office of Corporate Secretary
                          Norfolk Southern Corporation
                             Three Commercial Place
                          Norfolk, Virginia 23510-9219