Form 10-Q
period 2002-03-31
NORFOLK SOUTHERN CORP
filed 2002-04-24
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                           ------------------------


                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     ----------      ----------
                                    Commission file number 1-8339


                        NORFOLK SOUTHERN CORPORATION
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Virginia                             52-1188014
-----------------------------------	---------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
 incorporation or organization)

    Three Commercial Place
      Norfolk, Virginia                          23510-2191
-----------------------------------	---------------------------------
(Address of principal                            Zip Code
 executive offices)

Registrant's telephone number, including area code	(757) 629-2680
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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

            Class                   Outstanding as of March 31, 2002
            -----                   --------------------------------
Common Stock (par value $1.00)      388,088,216 (excluding 21,169,125
                                    shares held by registrant's
                                    consolidated subsidiaries)

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
Part  I.   Financial Information:

           Item 1.    Financial Statements:

                      Consolidated Statements of Income
                      Three Months Ended March 31, 2002 and 2001          3

                      Consolidated Balance Sheets
                      March 31, 2002 and Dec.  31, 2001                   4

                      Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2002 and 2001          5

                      Notes to Consolidated Financial Statements          6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      13

           Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risks                                 21

Part II.   Other Information:

           Item 6.    Exhibits and Reports on Form 8-K                   22

Signatures                                                               23

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.	Financial Statements.
------	--------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Income
                       ($ in millions except per share amounts)
                                     (Unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                                ------------------
                                                                2002          2001
                                                                ----          ----

Railway operating revenues:
     Coal                                                      $   359       $   393
     General merchandise                                           869           871
     Intermodal                                                    270           276
                                                                ------        ------
          TOTAL RAILWAY OPERATING REVENUES                       1,498         1,540
                                                                ------        ------

Railway operating expenses:
     Compensation and benefits                                     523           519
     Materials, services and rents                                 339           372
     Conrail rents and services (Note 4)                           113           105
     Depreciation                                                  127           127
     Diesel fuel                                                    81           117
     Casualties and other claims                                    35            37
     Other                                                          43            58
                                                                ------        ------
          TOTAL RAILWAY OPERATING EXPENSES                       1,261         1,335
                                                                ------        ------
               Income from railway operations                      237           205

Other income - net                                                  34            27
Interest expense on debt                                          (134)         (141)
                                                                ------        ------
               Income from continuing operations
                 before income taxes                               137            91

Provision for income taxes                                          51            30
                                                                ------        ------
               Income from continuing operations                    86            61

Discontinued operations - gain on sale of
  motor carrier, net of taxes (Note 3)                              --            13
                                                                ------        ------
               NET INCOME                                      $    86       $    74
                                                                ======        ======

Per share amounts (Note 8):
     Income from continuing operations,
       basic and diluted                                       $  0.22       $  0.16
     Net income, basic and diluted                             $  0.22       $  0.19
     Dividends                                                 $  0.06       $  0.06

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                   ($ in millions)
                                     (Unaudited)
                                                         March 31,        Dec.  31,
                                                           2002              2001
                                                           ----              ----
ASSETS
Current assets:
     Cash and cash equivalents                            $   164           $   204
     Accounts receivable, net (Note 6)                        615               475
     Due from Conrail (Note 4)                                  5                 8
     Materials and supplies                                    94                90
     Deferred income taxes                                    169               162
     Other current assets                                      95               108
                                                           ------            ------
          Total current assets                              1,142             1,047

Investment in Conrail (Note 4)                              6,167             6,161
Properties less accumulated depreciation                   11,280            11,208
Other assets                                                1,052             1,002
                                                           ------            ------
          TOTAL ASSETS                                    $19,641           $19,418
                                                           ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $   828           $   848
     Income and other taxes                                   271               312
     Due to Conrail (Note 4)                                   83               373
     Other current liabilities                                291               248
     Current maturities of long-term debt                     410               605
                                                           ------            ------
          Total current liabilities                         1,883             2,386

Long-term debt (Note 5)                                     7,246             7,027
Other liabilities                                           1,061             1,089
Due to Conrail (Note 4)                                       367                --
Minority interests                                             45                45
Deferred income taxes                                       2,828             2,781
                                                           ------            ------
          TOTAL LIABILITIES                                13,430            13,328
                                                           ------            ------

Stockholders' equity:
     Common stock $1.00 per share par value, 1,350,000,000
       shares authorized; issued 409,257,341 and
       407,000,871 shares, respectively                       409               407
     Additional paid-in capital                               465               423
     Accumulated other comprehensive loss (Note 9)            (40)              (55)
     Retained income                                        5,397             5,335
     Less treasury stock at cost, 21,169,125 shares           (20)              (20)
                                                           ------            ------
          TOTAL STOCKHOLDERS' EQUITY                        6,211             6,090
                                                           ------	           ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,641           $19,418
                                                           ======            ======

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                   2002          2001
                                                                   ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $    86       $    74
     Reconciliation of net income to net cash
       provided by operating activities:
          Depreciation                                                131           130
          Deferred income taxes                                        28           (36)
          Equity in earnings of Conrail                                (8)          (12)
          Gains and losses on properties and investments              (28)           (9)
          Income from discontinued operations                          --           (13)
          Changes in assets and liabilities affecting operations:
               Accounts receivable                                   (140)          (28)
               Materials and supplies                                  (4)           (2)
               Other current assets and due from Conrail               28            68
               Current liabilities other than debt                     25            --
               Other - net                                            (55)          (54)
                                                                   ------        ------
                    Net cash provided by operating activities          63           118

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                              (189)         (294)
     Property sales and other transactions                             (7)           10
     Investments, including short-term                                (21)          (35)
     Investment sales and other transactions                           11             2
                                                                   ------        ------
                    Net cash used for investing activities           (206)         (317)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                        (23)          (23)
     Common stock issued - net                                         35             4
     Proceeds from borrowings                                         133         1,275
     Debt repayments                                                  (42)       (1,003)
                                                                   ------        ------
                    Net cash provided by financing activities         103           253
                                                                   ------        ------
                    Net increase (decrease) in cash and
                      cash equivalents                                (40)           54

CASH AND CASH EQUIVALENTS:
     At beginning of year                                             204            --
                                                                   ------        ------
     At end of period                                             $   164       $    54
                                                                   ======        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest (net of amounts capitalized)                   $    79       $    82
          Income taxes                                            $    27       $    62

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

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

      Presently, there are two cases, one involving labor issues and the other involving contractual obligations of a fiber optic codeveloper, where the aggregated range of loss could be from nothing to $75 million. Management believes that NS will prevail in these cases. The ability to collect the $37 million receivable from the codeveloper, Williams Communications, LLC, may be limited due to its declining financial condition; however, the shortfall, if any, cannot now be determined.
      Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, Williams Communications, LLC, was not included in the bankruptcy petition. Unfavorable outcomes on these cases could result in accruals that could be significant to results of operations in a particular year or quarter.

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

      NS' balance sheets included liabilities for environmental exposures in the amount of $30 million at March 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current

Item 1.	Financial Statements.  (continued)
------	--------------------


      liability for each period). At March 31, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 123 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

      At some of the 123 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

      Purchase Commitments
      --------------------
      At March 31, 2002, NS had outstanding purchase commitments of approximately $60 million in connection with its 2002 capital program. NS had forward fuel purchase commitments for the remainder of 2002 covering 51 million gallons of fuel at an average cost of 63 cents per gallon, which includes federal taxes.

3.    Discontinued Operations

      On March 28, 1998, NS sold all the common stock of North American Van Lines, Inc., its motor carrier subsidiary. First-quarter 2001 results include an additional after-tax gain of $13 million, or 3 cents per share, that resulted from the expiration of certain indemnities contained in the sales agreement.

Item 1.	Financial Statements.  (continued)
------	--------------------


4.    Investment in Conrail and Operations Over Its Lines

      Overview
      --------
      Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation
      (CRC), the major freight railroad in the Northeast. From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

      Operations of Conrail's Lines
      -----------------------------
	Norfolk Southern's railroad subsidiary, Norfolk Southern Railway Company
      (NSR) operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

      Investment in Conrail
      ---------------------
      NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At March 31, 2002, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.

      NS' Consolidated Balance Sheet at March 31, 2002 includes $73 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through
      March 31, 2002, NS has paid $116 million of these costs.

      Related-Party Transactions
      --------------------------
      NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $6 million annually.

      "Conrail rents and services" includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization.

      A significant portion of payments made to PRR is borrowed back from a PRR subsidiary. Previously, these loans were made under a global demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new global note due in 2032. As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail." The interest rate for these loans is variable and was 2.66 percent at March 31, 2002. The current balance "Due to Conrail" at March 31, 2002, is composed of amounts related to expenses included in "Conrail rents and services, as

Item 1.	Financial Statements.  (continued)
------	--------------------


      discussed above. At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

      Summary Financial Information - Conrail
      ---------------------------------------
      The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2001 Annual Report on Form 10-K.

                  Summarized Consolidated Statements of Income - Conrail
                  ------------------------------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                 2002              2001
                                                                 ----              ----
                                                                     ($ in millions)
                                                                       (Unaudited)

Operating revenues                                              $   225           $   233
Operating expenses                                                  164               169
                                                                 ------            ------
     Operating income                                                61                64

Other income (expense) - net                                         (5)               (8)
                                                                 ------            ------
     Income before income taxes                                      56                56

Provision for income taxes                                           20                11
                                                                 ------            ------
     Net income                                                 $    36           $    45
                                                                 ======            ======


                       Summarized Consolidated Balance Sheets - Conrail
                       ------------------------------------------------

                                                                 March 31,         Dec.  31,
                                                                   2002               2001
                                                                   ----               ----
                                                                       ($ in millions)
                                                                         (Unaudited)

Assets:
     Current assets                                               $    325           $    846
     Noncurrent assets                                               7,788              7,236
                                                                   -------            -------
          Total assets                                            $  8,113           $  8,082
                                                                   =======            =======

Liabilities and stockholders' equity:
     Current liabilities                                          $    449           $    408
     Noncurrent liabilities                                          3,523              3,569
     Stockholders' equity                                            4,141              4,105
                                                                   -------            -------
          Total liabilities and stockholders' equity              $  8,113           $  8,082
                                                                   =======            =======


Item 1.	Financial Statements.  (continued)
------	--------------------


5.    Long-Term Debt

      At March 31, 2002, $200 million of Notes that mature May 1, 2002, was classified as long term because NS had the ability and the intent to refinance that amount of that obligation on a long-term basis.

6.    Sales of Accounts Receivable

      A bankruptcy-remote special purpose subsidiary of NS sells without recourse undivided ownership interests in a pool of accounts receivable. The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS has retained credit risk to the extent the pool of receivables exceeds the amount sold. NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities. Payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers.
      Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

      Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $150 million at March 31, 2002, and $300 million at Dec. 31, 2001. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."
      NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has experienced very low levels of default, and as a result, little dilution. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $6 million.

	NS' allowance for doubtful accounts was $5 million at March 31, 2002 and Dec. 31, 2001.

7.    Derivative Financial Instruments

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

      Diesel Fuel Hedging
      -------------------
      In second quarter 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments. Diesel fuel costs represented approximately 6 percent and 9 percent of NS' operating expenses for first quarter 2002 and 2001, respectively. The program provides that NS will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS' average monthly fuel consumption will be hedged for each month within any thirty-six month period.


Item 1.	Financial Statements.  (continued)
------	--------------------


      NS' management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. During first quarter 2002 NS entered into 72 fuel swaps for approximately
      101 million gallons at an average price of approximately $0.61 per gallon of Nymex No. 2 heating oil. As of March 31, 2002, outstanding swaps covered approximately 42 percent, 32 percent, and 2 percent of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

      NS' fuel hedging activity resulted in a net increase in diesel fuel expense of $4 million for the first quarter 2002. Ineffectiveness related to the use of diesel fuel hedges was approximately $1 million for the quarter.

      Interest Rate Hedging
      ---------------------
      NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $243 million, or
      3.4 percent, and $251 million, or 3.5 percent, of its fixed rate debt portfolio hedged at March 31, 2002 and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

      Fair Values
      -----------
      The fair values of NS' diesel fuel derivative instruments at March 31, 2002 and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $10 million (pretax) of unrealized gains at March 31, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

      The asset and liability positions of NS' outstanding derivative financial instruments at March 31, 2002 and Dec. 31, 2001 were as follows:

                                                            March 31,      Dec. 31,
										  2002	     2001
                                                              ----           ----
                                                                ($ in millions)

      Interest rate hedges:
         Gross fair market asset position                    $ 10            $ 12

      Fuel hedges:
         Gross fair market asset position                      16              --
         Gross fair market (liability) position                (1)            (19)
                                                             ----            ----
      Total net asset (liability) position                   $ 25            $ (7)
                                                             ====            ====



Item 1.	Financial Statements.  (continued)
------	--------------------


8.	Earnings Per Share

      The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                              2002              2001
                                                              ----              ----
                                                                   (In millions)

      Weighted-average shares
        outstanding                                           387.2             384.5

      Dilutive effect of outstanding options
        and performance share units (as
        determined by the application of the
        treasury stock method)                                  2.5               0.3
                                                              -----             -----
      Diluted weighted-average
        shares outstanding                                    389.7             384.8
                                                              =====             =====


      The calculations exclude options on 24 million shares in 2002 and 28 million shares in 2001 because their exercise price exceeded the average market price of Common Stock for the period. There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

9.    Comprehensive Income

      NS' total comprehensive income was as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                   2002              2001
                                                                   ----              ----
                                                                       ($ in millions)

      Net income                                                   $    86           $    74
      Other comprehensive income (loss)                                 15                (1)
                                                                    ------            ------
          Total comprehensive income                               $   101           $    73
                                                                    ======            ======

      For NS, "Other comprehensive income (loss)" includes amounts related to cash flow hedges and unrealized gains and losses on certain investments in debt and equity securities. "Other comprehensive income (loss)" in 2002 includes a $6 million net-of-tax reclassification adjustment related to the gain realized on the sale of an investment.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.
            -------------------------

                   NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
First-quarter net income was $86 million in 2002, up $12 million, or 16 percent, compared with first quarter last year. Results in 2001 included a $13 million gain related to the 1998 sale of NS' former motor carrier subsidiary (see Note 3). Excluding that gain, which is reported as "Discontinued operations," net income increased $25 million, or 41 percent. The improvement was primarily the result of a 16 percent increase in income from railway operations, which was driven by lower railway operating expenses.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1.5 billion in 2002, down $42 million, or 3 percent, compared with 2001. As shown in the following table, the decline was the result of lower traffic volume.

                                                       First Quarter
                                                       2002 vs.  2001
                                                     Increase (Decrease)
                                                     -------------------
                                                       ($ in millions)

        Traffic volume (carloads)                          $    (44)
        Revenue per unit/mix                                      2
                                                            -------
                                                           $    (42)
                                                            =======

Revenues and carloads for the commodity groups were as follows:

                                                      Revenues                Carloads
                                                  2002        2001        2002        2001
                                                  ----        ----        ----        ----
                                                   ($ in millions)         (In thousands)

Coal                                             $   359     $   393        398         439
General merchandise:
     Automotive                                      228         214        163         152
     Chemicals                                       186         188        104         107
     Metals/construction                             160         165        162         166
     Paper/clay/forest                               141         154        105         117
     Agr./consumer prod./govt.                       154         150        125         130
                                                  ------      ------     ------      ------
General merchandise                                  869         871        659         672
Intermodal                                           270         276        549         543
                                                  ------      ------     ------      ------
     Total                                       $ 1,498     $ 1,540      1,606       1,654
                                                  ======      ======     ======      ======


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Coal
----
Coal revenues decreased $34 million, or 9 percent, in the first quarter, compared with the same period of last year. Total tonnage handled declined 9 percent, reflecting lower utility volume, compared with a strong first quarter of 2001, and continued weakness in export coal traffic. Lower utility volume principally resulted from reduced demand that reflected a mild winter, higher stockpiles and lower natural gas prices (resulting in more power generation at gas-fired plants). The decline in export volume was primarily the result of high coal prices and weak demand.

In the near term, coal revenues are expected to be comparable to those of last year and to post year-over-year increases later in the year as utilities deplete their stockpiles.

General Merchandise
-------------------
First-quarter general merchandise revenues decreased $2 million in 2002, compared with the first quarter of 2001. Traffic volume (carloads) declined 2 percent, as all commodity groups except automotive posted decreases. Paper/clay/forest traffic volume was 10 percent lower, reflecting continued weakness in the paper market. Agriculture/consumer products/government traffic volume dropped 4 percent, primarily a result of fewer shipments of fertilizers, grains and feed. Chemicals traffic volume decreased 3 percent, largely because of reduced industrial demand. Metals/construction traffic volume fell 3 percent, reflecting less construction shipments. Automotive posted the only increase in traffic volume, up 7 percent, a result of stronger-than-expected light vehicle production. General merchandise revenue per unit increased 2 percent, driven by a 7 percent increase in the agriculture/consumer products/government commodity group that reflected a favorable change in the mix of traffic (more longer-haul shipments).

General merchandise revenues are not expected to post year-over-year improvements until later in the year, when a stronger economy is anticipated.

Intermodal
----------
First-quarter intermodal revenues decreased $6 million, or 2 percent, in 2002, compared with the first quarter of 2001. Revenue per unit declined 3 percent, reflecting the absence of fuel surcharges that were in place in 2001, market-driven rate reductions (largely a result of excess truck capacity) and a change in the mix of traffic (less trailer shipments, which have a higher revenue per unit). Intermodal traffic volume increased
1 percent, as a 4 percent increase in container shipments and a 6 percent gain in Triple Crown volume more than offset a 14 percent decline in trailer shipments, which reflects the conversion of trailer traffic to containers. Traffic volume continued to benefit from new business supported by the recently completed expansion of the intermodal network and service improvements.

Intermodal revenues are expected to continue to benefit from continued improvements in service and the terminal capacity added in 2001.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $1.3 billion in 2002, down $74 million, or 6 percent, compared with first quarter 2001.

Compensation and benefits expenses increased $4 million, or 1 percent, in the first quarter, as higher health and welfare benefit costs, lower pension income, higher wage rates and higher stock-based incentive compensation more than offset lower payrolls and reduced payroll taxes.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Materials, services and rents decreased $33 million, or 9 percent, in the first quarter, reflecting lower equipment rents and reduced expenses for materials, primarily for locomotive and car repairs. These lower costs were partially offset by higher expenses for volume-related purchased services.

Conrail rents and services expenses increased $8 million, or 8 percent, in the first quarter, reflecting lower Conrail earnings that were largely attributable to the absence of a favorable adjustment to Conrail's state tax liabilities that benefited 2001.

Depreciation expense was unchanged in the first quarter, as lower rates implemented as a result of a recently completed depreciation study offset the effects of property additions.

Diesel fuel expenses decreased $36 million, or 31 percent, in the first quarter, a result of a 27 percent drop in the average price per gallon and a 6 percent reduction in consumption.

Other expense decreased $15 million, or 26 percent, in the first quarter, due to a reduction to prior years' property tax accruals, reflecting a first-quarter settlement, and a favorable bad debt settlement.

Other Income - Net
------------------
Other income - net was $7 million higher in the first quarter of 2002, compared with the same period of 2001. The increase was the result of a $10 million gain from the sale of an investment, more gains from property sales and lower accounts receivable sales fees. These favorable items more than offset the absence of a $13 million gain from a nonrecurring settlement that benefited 2001.

Provision for Income Taxes
--------------------------
The effective income tax rate was 37.2 percent in the first quarter, compared with 33.0 percent for the same period last year. Excluding NS' equity in Conrail's after-tax earnings, the first-quarter effective rates were 39.5 percent in 2002 and 38.0 percent in 2001.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $63 million in the first quarter of 2002, compared with $118 million in the first quarter of 2001. The decline was the result of a reduction in the amount of accounts receivable sold, which was offset, in part, by lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and the timing of payrolls and Conrail payments. The amount of accounts receivable sold was reduced $150 million in the first quarter of 2002 versus a $6 million reduction in the first quarter of 2001. NS expects to increase the amount sold to generate some of the funds needed to repay debt maturing in May. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $66 million in the first quarter of 2002 and $79 million in the first quarter of 2001.

NS' working capital deficit was $741 million at March 31, 2002, compared with $1.3 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the global note under which NS borrows funds from the PRR subsidiary (see Note 4) and the reduction in current maturities of long-term debt (see Note 5). The debt that matures May 1, 2002, is expected to be paid using proceeds from new borrowings and the sale of accounts receivable and cash on hand. NS has issued only $250 million of debt under its $1 billion shelf registration that became effective in April 2001.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $468 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt. However, any reduction in its credit rating could limit NS' ability to access the commercial paper markets.

NS expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on the view that the economy will remain flat in the second quarter and resume growth in the third and fourth quarters.

Cash used for investing activities decreased significantly in the first quarter of 2002, compared with the first quarter of 2001. The decline was principally the result of lower capital expenditure driven by fewer locomotive purchases.

Cash provided by financing activities declined in the first quarter of 2002, compared with the first quarter of 2001, reflecting a decrease in equipment financing. First-quarter 2002 financing activities included loan transactions with a PRR subsidiary that resulted in net borrowings of $66 million and proceeds from the sale of equipment trust certificates that amounted to $52 million. Financing activities in the first quarter of 2001 included the issuance of Notes and the pay-down of commercial paper, each amounting to approximately $1 billion, $174 million of proceeds from the sale of equipment trust certificates and $79 million of net borrowings from the PRR subsidiary. NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 55.2 percent at March 31, 2002, and 55.6 percent at Dec. 31, 2001.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's first-quarter net income was $36 million in 2002, down $9 million, or 20 percent, compared with the same period last year. The decline reflected a favorable adjustment to state tax reserves that benefited results in 2001.

Conrail's first-quarter operating revenues were $225 million, down $8 million, or 3 percent, compared with the same period last year. The decline reflected lower operating fees, largely a result of reduced operating costs in the Shared Assets Areas and lower revenues at Conrail's Indiana Harbor Belt subsidiary.

Conrail's first-quarter operating expenses were $164 million, down $5 million, or 3 percent, compared with the same period last year, reflecting lower expenses for compensation and benefits and materials, services and rents.

Conrail's working capital deficit was $124 million at March 31, 2002, compared with working capital of $438 million at Dec. 31, 2001. The change was largely the result of the exchange of the demand notes receivable from NS and CSX for new long-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' first-quarter equity in earnings of Conrail, net of amortization, was $8 million in 2002 and $12 million in 2001.



Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


OTHER MATTERS

Telecommunications Subsidiary
-----------------------------
NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. (T-Cubed), is codeveloping fiber optic infrastructure with members of the telecommunications industry. This industry has experienced a severe downturn. During 2001, one of T-Cubed's codevelopers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and foreign laws. This codeveloper owes T-Cubed amounts for work performed on joint projects; however, based on known facts and circumstances, management believes that such amounts ultimately will be realized. T-Cubed is engaged in contract litigation with a second codeveloper concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia. Management expects to prevail in this litigation. The ability to collect a judgment against the codeveloper, Williams Communications, LLC, may be limited due to its declining financial condition; however, the shortfall, if any, cannot now be determined. Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, Williams Communications, LLC, was not included in the bankruptcy petition.


As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered and, accordingly, no impairment has been recognized.

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

As of March 31, 2002, through swap transactions and advance purchases, NS has hedged approximately 56 percent of expected diesel fuel requirements for the remainder of 2002. The effect of the hedges is to yield an average cost of 70 cents per hedged gallon, including federal taxes and transportation.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


A 10 percent decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $21 million.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

Of NS' total debt outstanding at March 31, 2002, all is fixed-rate debt, except for most capital leases, $250 million of notes due in 2003 and $215 million of equipment obligations. As a result, NS' debt subject to interest rate exposure totaled $707 million at March 31, 2002. A 1 percent increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $7 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

The capital leases, which carry an average fixed rate of 7.1 percent, were effectively converted to variable rate obligations using interest rate swap agreements. On March 31, 2002, the average pay rate under these agreements was 2.7 percent, and the average receive rate was 7.1 percent. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million and $3 million in first quarter 2002 and 2001, respectively. Capital expenditures totaled approximately $2 million in each quarter.

NS' balance sheets included liabilities for environmental exposures in the amount of $30 million at March 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period). At March 31, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 123 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 123 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.


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

Critical Accounting Policies
----------------------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions.

Critical accounting policies are defined as those that are both important to the portrayal of NS' financial condition and results of operations and require management to exercise significant judgments. NS' critical accounting policies include those addressing the recoverability and useful lives of assets and the estimation of liabilities and loss exposures for litigation, environmental remediation, casualty claims, income taxes, pensions and postretirement benefits.

NS' investment in rail and other track material is depreciated primarily on the basis of use as measured by gross-ton miles. Other assets are depreciated using straight-line rates. The assumptions supporting these depreciation rates, including those of expected useful lives and salvage values, are based on a periodic review of historical retirement patterns and experience, taking into account any change in operations. NS' amortization of its investment in Conrail is based principally on estimates of the expected remaining useful lives of Conrail's property and equipment. Actual results could differ from these estimates due to changes in retirement or maintenance patterns, the introduction of new technology, or other changes in the expected usage of certain assets. In addition, NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on estimates of future undiscounted cash


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


flows or net realizable value. These estimates may change based on changes in circumstances, including actual cash flows generated, changes in market conditions and recent asset sales.

NS' estimates of liabilities and loss exposures related to lawsuits and environmental remediation are evaluated on a case by case basis. These estimates are based on known facts and circumstances and reflect management's best estimate of loss. Future developments could materially change these estimates. Casualty reserves are established using an actuarial review of historical loss experience and expected exposure information. Changes in either could materially affect the recorded liability.

NS records income tax expense and the associated liabilities based upon estimates of current tax exposure together with an assessment of the effect of differing treatments of certain items for tax and accounting purposes, which result in deferred tax assets and liabilities. The valuation of these assets includes an assessment of the likelihood that they will be recovered from future taxable income. Changes in these assessments and estimates may occur from the passage of new tax laws, resolution of audit issues, changes in the level of taxable income and changes in the tax jurisdictions in which NS operates.

The accounting for NS' pension and postretirement benefit programs is based on a number of assumptions that are reviewed periodically. These include a weighted average discount rate, a health care cost trend rate, a long-term rate of return on benefit plan assets and the rate of increase to future compensation levels. These assumptions are affected by changes in interest rates, actual health care cost experience and projected cost trends, the actual performance of plan assets and changes in compensation levels or policies.

REQUIRED ACCOUNTING CHANGE

NS' adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective Jan. 1, 2002, did not have a material effect on its financial statements.

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risks.
------      -----------------------------------------------------------


     The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17 under the heading "Market Risks and Hedging Activities."



PART II.  OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K.
------      --------------------------------

     None


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORFOLK SOUTHERN CORPORATION
                                   ----------------------------------
                                   (Registrant)




Date:	April 24, 2002               /s/ Dezora M. Martin
      --------------               -----------------------------------
                                   Dezora M.  Martin
                                   Corporate Secretary (Signature)




Date:	April 24, 2002               /s/ John P. Rathbone
      --------------               -----------------------------------
                                   John P.  Rathbone
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer) (Signature)