Form 10-Q
period 2002-06-30
NORFOLK SOUTHERN CORP
filed 2002-08-08
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------


                                    FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended JUNE 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the transition period from              to
                                      ----------     ----------
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
                                                     ----------------

                                   No Change
---------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

            Class                   Outstanding as of July 31, 2002
            -----                   -------------------------------
   Common Stock (par value $1.00)	388,445,686 (excluding 21,169,125
                                    shares held by registrant's
                                    consolidated subsidiaries)

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
Part  I.  Financial Information:

          Item 1.   Financial Statements:

                    Consolidated Statements of Income
                    Three and Six Months Ended
                    June 30, 2002 and 2001                               3

                    Consolidated Balance Sheets
                    June 30, 2002 and Dec. 31, 2001                      4

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001              5

                    Notes to Consolidated Financial Statements           6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       14

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                                  23

Part II.  Other Information:

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                    24

          Item 6.   Exhibit and Reports on Form 8-K                     24

Signatures                                                              25

Exhibit Index                                                           26

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.
------   --------------------

                          NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Income
                            ($ in millions except per share amounts)
                                            (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               ------------------        ----------------
                                               2002          2001        2002        2001
                                               ----          ----        ----        ----

Railway operating revenues:
   Coal                                       $   350       $   395     $   709     $   788
   General merchandise                            948           922       1,817       1,793
   Intermodal                                     295           275         565         551
                                              -------       -------     -------     -------
      TOTAL RAILWAY OPERATING REVENUES          1,593         1,592       3,091       3,132
                                              -------       -------     -------     -------

Railway operating expenses:
   Compensation and benefits                      497           502       1,020       1,021
   Materials, services and rents                  364           377         703         749
   Conrail rents and services (Note 4)            103           106         216         211
   Depreciation                                   129           128         256         255
   Diesel fuel                                     84           106         165         223
   Casualties and other claims                     37            40          72          77
   Other                                           57            51         100         109
                                              -------       -------     -------     -------
      TOTAL RAILWAY OPERATING EXPENSES          1,271         1,310       2,532       2,645
                                              -------       -------     -------     -------
         Income from railway operations           322           282         559         487

Other income - net                                  2            24          36          51
Interest expense on debt                         (130)         (139)       (264)       (280)
                                              -------       -------     -------     -------
         Income from continuing operations
          before income taxes                     194           167         331         258

Provision for income taxes                         75            60         126          90
                                              -------       -------     -------     -------
         Income from continuing operations        119           107         205         168

Discontinued operations - gain on sale of
 motor carrier, net of taxes (Note 3)              --            --          --          13
                                              -------       -------     -------     -------
         NET INCOME                           $   119       $   107     $   205     $   181
                                              =======       =======     =======     =======

Per share amounts (Note 8):
         Income from continuing operations,
          basic and diluted                   $  0.31       $  0.28     $  0.53     $  0.44
         Net income, basic and diluted        $  0.31       $  0.28     $  0.53     $  0.47
         Dividends                            $  0.06       $  0.06     $  0.12     $  0.12

See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

                   NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)
                                                        June 30,        Dec. 31,
                                                          2002            2001
                                                          ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                            $     94        $    204
   Accounts receivable, net (Note 6)                         523             475
   Due from Conrail (Note 4)                                   5               8
   Materials and supplies                                    100              90
   Deferred income taxes                                     166             162
   Other current assets                                       70             108
                                                        --------        --------
      Total current assets                                   958           1,047

Investment in Conrail (Note 4)                             6,178           6,161
Properties less accumulated depreciation                  11,305          11,208
Other assets                                               1,083           1,002
                                                        --------        --------
      TOTAL ASSETS                                      $ 19,524        $ 19,418
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    845        $    848
   Income and other taxes                                    277             312
   Due to Conrail (Note 4)                                    77             373
   Other current liabilities                                 213             248
   Current maturities of long-term debt                      106             605
                                                        --------        --------
      Total current liabilities                            1,518           2,386

Long-term debt (Note 5)                                    7,338           7,027
Other liabilities                                          1,047           1,089
Due to Conrail (Note 4)                                      398              --
Minority interests                                            45              45
Deferred income taxes                                      2,866           2,781
                                                        --------        --------
      TOTAL LIABILITIES                                   13,212          13,328
                                                        --------        --------

Stockholders' equity:
   Common stock $1.00 per share par value,
    1,350,000,000 shares authorized; issued
    409,523,991 and 407,000,871 shares, respectively         410             407
   Additional paid-in capital                                469             423
   Accumulated other comprehensive loss (Note 9)             (41)            (55)
   Retained income                                         5,494           5,335
   Less treasury stock at cost, 21,169,125 shares            (20)            (20)
                                                        --------        --------
      TOTAL STOCKHOLDERS' EQUITY                           6,312           6,090
                                                        --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 19,524        $ 19,418
                                                        ========        ========

See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

                     NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                                 ----------------
                                                               2002            2001
                                                               ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    205        $    181
   Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation                                                 262             262
      Deferred income taxes                                         70               4
      Equity in earnings of Conrail                                (19)            (26)
      Gains and losses on properties and investments               (32)            (26)
      Income from discontinued operations                           --             (13)
      Changes in assets and liabilities affecting
       operations:
         Accounts receivable                                       (48)            (29)
         Materials and supplies                                    (10)             (5)
         Other current assets and due from Conrail                  53             102
         Current liabilities other than debt                       (34)            (52)
         Other - net                                               (62)            (88)
                                                              --------        --------
            Net cash provided by operating activities              385             310

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                             (345)           (425)
   Property sales and other transactions                            (3)             25
   Investments, including short-term                               (44)            (59)
   Investment sales and other transactions                          13              32
                                                              --------        --------
            Net cash used for investing activities                (379)           (427)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                       (46)            (46)
   Common stock issued - net                                        36              13
   Proceeds from borrowings                                        526           1,606
   Debt repayments                                                (632)         (1,409)
                                                              --------        --------
            Net cash provided by (used for)
             financing activities                                 (116)            164
                                                              --------        --------
            Net increase (decrease) in cash and
             cash equivalents                                     (110)             47

CASH AND CASH EQUIVALENTS:
   At beginning of year                                            204              --
                                                              --------        --------
   At end of period                                           $     94        $     47
                                                              ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest (net of amounts capitalized)                   $    268        $    285
      Income taxes                                            $     38        $     67

See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

      Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:
      (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q and (b) any Current Reports on Form 8-K.

2.    Commitments and Contingencies

      Lawsuits
      --------
      Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability is adequate to cover the future payment of such liability and claims. However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to recorded liability will be reflected in expenses in the periods in which such adjustments are known.

      Presently, there are two cases, one involving labor arbitration claims for "New York Dock" income protection benefits and the other involving contractual obligations of a fiber optic codeveloper, Williams Communications, LLC, where the aggregated range of loss could be from nothing to $75 million. Management believes that NS will prevail in both these cases; however, the ability to collect the $36 million receivable due from Williams Communications, LLC may be limited because of its declining financial condition. The shortfall, if any, cannot now be determined. Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, Williams Communications, LLC, was not included in the bankruptcy petition. Unfavorable outcomes in either of these cases could result in accruals that could be significant to results of operations in a particular year or quarter.

      In addition, there are several lawsuits involving labor issues for which a probable liability has been accrued through a charge to expenses. It is possible that the loss in these cases could exceed the accrued liability; however, this amount cannot reasonably be estimated. An unfavorable outcome in these cases could result in an additional accrual that could be significant to results of operations in a particular year or quarter.

      Casualty Claims
      ---------------
      NS is generally self-insured for casualty claims. Claims in excess of self-insurance levels are insured up to excess coverage limits. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims

Item 1.     Financial Statements.  (continued)
------      --------------------

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

      Environmental Matters
      ---------------------
      NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

      NS' balance sheets included liabilities for environmental exposures in the amount of $29 million at June 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability for each period). At June 30, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 124 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

      At some of the 124 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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


Item 1.     Financial Statements.  (continued)
------      --------------------

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

      Purchase Commitments
      --------------------
      At June 30, 2002, NS had outstanding purchase commitments of approximately $11 million in connection with its 2002 capital program. NS had forward fuel purchase commitments for the remainder of 2002 covering 13 million gallons of fuel at an average cost of 64 cents per gallon, which includes federal taxes.

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

      Investment in Conrail
      ---------------------
      NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets. At June 30, 2002, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.8 billion.



Item 1.     Financial Statements.  (continued)
------      --------------------

      NS' Consolidated Balance Sheet at June 30, 2002 includes $65 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through
      June 30, 2002, NS has paid $124 million of these costs.

      Related-Party Transactions
      --------------------------
      NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $6 million annually.

      "Conrail rents and services" includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization. A significant portion of payments made to PRR is borrowed back from a PRR subsidiary. Previously, these loans were made under a demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new note due in 2032. As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail." The interest rate for these loans is variable and was
      2.87 percent at June 30, 2002.  The current balance "Due to
      Conrail" at June 30, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above. At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

      Summary Financial Information - Conrail
      ---------------------------------------
      The following summary financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2001 Annual Report on Form 10-K.


Summarized Consolidated Statements of Income - Conrail
------------------------------------------------------

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                              ------------------           ----------------
                                             2002            2001         2002          2001
                                             ----            ----         ----          ----
                                                              ($ in millions)
                                                                (Unaudited)

Operating revenues                          $   222         $   229      $   447       $   462
Operating expenses                              158             153          322           322
                                            -------         -------      -------       -------
   Operating income                              64              76          125           140

Other income (expense) - net                      3              (3)          (2)          (11)
                                            -------         -------      -------       -------
   Income before income taxes                    67              73          123           129

Provision for income taxes                       25              26           45            37
                                            -------         -------      -------       -------
   Net income                               $    42         $    47	 $    78       $    92
                                            =======         =======      =======       =======



Item 1.     Financial Statements.  (continued)
------      --------------------

Summarized Consolidated Balance Sheets - Conrail
------------------------------------------------

                                                       June 30,         Dec. 31,
                                                         2002             2001
                                                         ----             ----
                                                            ($ in millions)
                                                              (Unaudited)

Assets:
   Current assets                                       $   315          $   846
   Noncurrent assets                                      7,785            7,236
                                                        -------          -------
      Total assets                                      $ 8,100          $ 8,082
                                                        =======          =======

Liabilities and stockholders' equity:
   Current liabilities                                  $   394          $   408
   Noncurrent liabilities                                 3,522            3,569
   Stockholders' equity                                   4,184            4,105
                                                        -------          -------
      Total liabilities and stockholders' equity        $ 8,100          $ 8,082
                                                        =======          =======

5.    Long-Term Debt

      In April 2002, NS received net proceeds of $298 million from issuing $200 million of 6 percent Senior Notes due April 30, 2008, and $100 million of Floating Rate Senior Notes due February 28, 2005. The notes were issued under NS' $1 billion shelf registration; NS has issued a total of $550 million of debt under this shelf.

      NS had commercial paper debt of $30 million outstanding at June 30, 2002, which was classified as long-term debt because NS has the ability, through its $1 billion credit facility agreement that expires in 2006, to convert this obligation into longer-term debt. At Dec. 31, 2001, NS had no commercial paper debt outstanding.

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

      Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $250 million at June 30, 2002, and $300 million at Dec. 31, 2001. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net." NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has experienced very low

Item 1.     Financial Statements.  (continued)
------      --------------------

      levels of default, and as a result, little dilution. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately
      $6 million.

      NS' allowance for doubtful accounts was $5 million at June 30, 2002 and Dec. 31, 2001.

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

      Diesel Fuel Hedging
      -------------------
      In second quarter 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments. Diesel fuel costs represented approximately 7 percent of NS' operating expenses for the second quarter and first six months of 2002, and approximately 8 percent of NS' operating expenses for the second quarter and first six months of 2001. The program provides that NS will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS' average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS' management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. During second quarter 2002 NS entered into 72 fuel swaps for approximately 98 million gallons at an average price of approximately $0.67 per gallon of Nymex No. 2 heating oil. As of June 30, 2002, outstanding swaps covered approximately 52 percent, 41 percent, and 6 percent of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

      NS' fuel hedging activity resulted in a net decrease in diesel fuel expense of $1 million for second quarter 2002 and a net increase in diesel fuel expense of less than $1 million for second quarter 2001. For the first six months, NS' fuel hedging activity resulted in net increases in diesel fuel expense of $3 million and less than $1 million for 2002 and 2001, respectively. Ineffectiveness, or the extent to which changes in the fair values of derivative instruments do not offset changes in the fair values of the hedged items, was less than $1 million for the second quarters of 2002 and 2001 and the first six months of 2001, and was approximately $1 million for the first six months of 2002.

      Interest Rate Hedging
      ---------------------
      NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $235 million, or 3.4 percent, and $251 million, or 3.5 percent, of its fixed rate debt portfolio hedged at June 30, 2002, and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Item 1.     Financial Statements.  (continued)
------      --------------------

      Fair Values
      -----------
      The fair values of NS' diesel fuel derivative instruments at June 30, 2002 and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $14 million (pretax) of unrealized gains at June 30, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

      The asset and liability positions of NS' outstanding derivative financial instruments at June 30, 2002 and Dec. 31, 2001 were as follows:

                                                            June 30,       Dec. 31,
                                                              2002           2001
                                                              ----           ----
                                                                ($ in millions)

      Interest rate hedges:
         Gross fair market asset position                    $ 16            $ 12

      Fuel hedges:
         Gross fair market asset position                      15              --
         Gross fair market (liability) position                (1)            (19)
                                                             ----            ----
      Total net asset (liability) position                   $ 30            $ (7)
                                                             ====            ====

8.    Earnings Per Share

      The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                               ------------------       ----------------
                                               2002          2001       2002        2001
                                               ----          ----       ----        ----
                                                              (In millions)

      Weighted-average shares
       outstanding                             388.3         385.0      387.7       384.8

      Dilutive effect of
       outstanding options and
       performance share units
       (as determined by the
       application of the
       treasury stock method)	                   2.4           1.9        2.5         1.1
                                               -----         -----      -----       -----
      Diluted weighted-average
       shares outstanding                      390.7         386.9      390.2       385.9
                                               =====         =====      =====       =====

      The calculations exclude options on shares whose exercise price exceeded the average market price of Common Stock for the period as follows: in 2002, 24 million in the second and first quarters; and in 2001, 19 million in the second quarter and 28 million in the first quarter. There are no adjustments to "Net income" for the diluted earnings per share computations.


Item 1.     Financial Statements.  (continued)
------      --------------------

9.    Comprehensive Income

      NS' total comprehensive income was as follows:

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             ------------------       ----------------
                                             2002          2001       2002        2001
                                             ----          ----       ----        ----
                                                           ($ in millions)

      Net income                             $   119       $   107    $   205     $   181
      Other comprehensive
       income (loss)                              (1)           (3)        14          (4)
                                             -------       -------    -------     -------

      Total comprehensive
       income                                $   118       $   104    $   219     $   177
                                             =======       =======    =======     =======

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



Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.
            -------------------------

                    NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
             Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Second-quarter net income was $119 million in 2002, up $12 million, or 11 percent, compared with second quarter last year, reflecting a 14 percent increase in income from railway operations that offset lower nonoperating income. For the first six months of 2002, net income was $205 million, up $24 million, or 13 percent, compared with the first six months of 2001. Results in 2001 included a $13 million gain related to the 1998 sale of NS' former motor carrier subsidiary (see Note 3). Excluding that gain, which is reported as "Discontinued operations," net income increased $37 million, or 22 percent. The improvement was primarily the result of a 15 percent increase in income from railway operations, which was driven by lower railway operating expenses.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1.6 billion in 2002, up
$1 million, compared with 2001. For the first six months, railway operating revenues were $3.1 billion, down $41 million, or 1 percent, compared with last year. As shown in the following table, traffic volume was higher for the quarter, but was lower for the first six months. The unfavorable revenue per unit/mix variances were largely attributable to changes in the mix of traffic (notably less coal traffic volume and more intermodal traffic volume).

                                              Second Quarter           First Six Months
                                              2002 vs. 2001             2002 vs. 2001
                                            Increase (Decrease)       Increase (Decrease)
                                            -------------------       -------------------
                                              ($ in millions)           ($ in millions)

     Traffic volume (carloads)                   $    28                    $   (17)
     Revenue per unit/mix                            (27)                       (24)
                                                 -------                    -------
                                                 $     1                    $   (41)
                                                 =======                    =======


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

Revenues and carloads for the commodity groups were as follows:

                                                              Revenues
                                           ----------------------------------------------
                                               Second Quarter              Six Months

                                           2002            2001         2002         2001
                                           ----            ----         ----         ----
                                                            ($ in millions)

Coal                                       $   350         $   395      $   709      $   788
General merchandise:
   Automotive                                  259             244          487          458
   Chemicals                                   194             191          380          379
   Metals/construction                         189             177          349          342
   Agr./consumer prod./govt.                   152             148          306          298
   Paper/clay/forest                           154             162          295          316
                                           -------         -------      -------      -------
General merchandise                            948             922        1,817        1,793
Intermodal                                     295             275          565          551
                                           -------         -------      -------      -------
      Total                                $ 1,593         $ 1,592      $ 3,091      $ 3,132
                                           =======         =======      =======      =======


                                                               Carloads
                                           ----------------------------------------------
                                               Second Quarter              Six Months

                                           2002            2001         2002         2001
                                           ----            ----         ----         ----
                                                             (in thousands)

Coal                                       394             437          792          876
General merchandise:
   Automotive                              181             173          344          325
   Chemicals                               110             111          214          218
   Metals/construction                     196             185          358          351
   Agr./consumer prod./govt.               125             126          250          256
   Paper/clay/forest                       112             117          217          234
                                        ------          ------       ------       ------
General merchandise                        724             712        1,383        1,384
Intermodal                                 599             538        1,148        1,081
                                        ------          ------       ------       ------
      Total                              1,717           1,687        3,323        3,341
                                        ======          ======       ======       ======

Coal
----
Coal revenues decreased $45 million, or 11 percent, in the second quarter and $79 million, or 10 percent, in the first six months, compared with the same periods last year. Total tonnage handled declined 9 percent for both periods, reflecting lower utility volume and continued weakness in export coal traffic. Utility traffic volume continued to be adversely affected by reduced demand; however, stockpiles are declining and are now thought to be nearer to normal levels. The decline in export volume was primarily the result of weak demand. Average revenues were down 2 percent in the second quarter and down slightly for the first six months. The decline for the quarter was largely the result of an increase in shorter-haul (lower revenue per unit) business coupled with a decline in longer-haul (higher revenue per unit) business, which was offset, in part, by higher rates.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

Coal volumes are expected to strengthen in August, based upon utility projections and recent contract settlements in the metallurgical and export markets, resulting in more favorable revenue comparisons during the second half of 2002.

General Merchandise
-------------------
General merchandise revenues increased $26 million, or 3 percent, in the second quarter and $24 million, or 1 percent, in the first six months, compared with the same periods last year. Traffic volume (carloads) increased 2 percent for the quarter, but was flat for the first six months. The increase for the quarter was driven by higher automotive and metals/construction volume. For the first six months, increased volumes for these two commodity groups were offset by declines for the remaining commodity groups. Automotive and metals/construction benefited from higher light vehicle production, increased metals business and strength in highway construction. Paper/clay/forest traffic volume continued to be adversely affected by mill closures and production curtailments. General merchandise revenue per unit increased 1 percent for both periods, compared with last year. Agriculture revenue per unit increased 4 percent for the quarter and 5 percent for the first six months, largely because of more longer-haul corn business.

General merchandise revenues are expected to continue to compare favorably with those of last year and strengthen when the economy improves.

Intermodal
----------
Intermodal revenues increased $20 million, or 7 percent, in the second quarter and $14 million, or 3 percent, in the first six months, compared with the same periods last year. Traffic volume (units) increased 11 percent for the quarter and 6 percent for the first six months, reflecting higher container and Triple Crown volumes. The increases in container traffic reflected gains in international and domestic business that continued to benefit from the expansion of the intermodal network and service improvements. Intermodal revenue per unit declined 4 percent for both periods, reflecting the absence of fuel surcharges that were in place in 2001, changes in the mix of traffic, including an increase in shorter-haul business and market-driven rate reductions (largely a result of the excess truck capacity that was driven by softer demand earlier in the year).

Intermodal revenues are expected to continue to benefit from continued improvements in service and the terminal capacity added in 2001.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion in 2002, down $39 million, or 3 percent, compared with last year. For the first six months, expenses were $2.5 billion, down $113 million, or 4 percent.

Compensation and benefits expenses decreased $5 million, or 1 percent, in the second quarter and $1 million for the first six months. Both periods benefited from reduced employment levels and lower payroll taxes; however, higher wage rates, increased health and welfare benefit costs and lower pension income largely offset these declines.

Materials, services and rents decreased $13 million, or 3 percent, in the second quarter and $46 million, or 6 percent, in the first six months. The declines reflected lower equipment rents largely resulting from efficiency improvements and, for the first six months, lower expenses for locomotive and freight car materials. These declines were somewhat offset by higher joint facility costs.

Conrail rents and services expenses decreased $3 million, or 3 percent, in the second quarter, but increased $5 million, 2 percent, for the first six months. The increase reflected lower Conrail earnings that were largely attributable to the absence of a favorable adjustment to Conrail's state tax liabilities that benefited 2001.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------


Depreciation expense was up slightly for both periods, as lower rates implemented as a result of a recently completed depreciation study largely offset the effects of property additions.

Diesel fuel expenses decreased $22 million, or 21 percent, in the second quarter and $58 million, or 26 percent, in the first six months, reflecting declines in the average price per gallon of 20 percent for the quarter and 23 percent for the first six months and slightly lower consumption.

Other expense increased $6 million, or 12 percent, in the second quarter, but decreased $9 million, or 8 percent, for the first six months. The increase for the quarter was principally the result of higher bad debt expense. The decline for the first six months resulted from a first-quarter reduction to prior years' property tax accruals made in response to a first-quarter settlement.

Other Income - Net
------------------
Other income - net was $22 million lower in the second quarter of 2002 and was $15 million lower for the first six months, compared with the same periods of 2001. The decline for the quarter reflected the absence of a gain from the sale of a real estate investment in 2001 as well as lower returns on corporate-owned life insurance and reduced rental income. The decrease for the first six months resulted from the absence of a $13 million gain from a nonrecurring settlement that benefited 2001. Lower corporate-owned life insurance returns and rental income were largely offset by reduced accounts receivable sales fees.

Provision for Income Taxes
--------------------------
The second-quarter effective income tax rate was 38.7 percent in 2002, compared with 35.9 percent last year. For the first six months, the effective rate was
38.1 percent, compared with 34.9 percent last year. Excluding NS' equity in Conrail's after-tax earnings, the second-quarter rate was 41.0% in 2002 and 39.2% in 2001, and the year-to-date rate was 40.4% in 2002 and 38.8% in 2001. The increases were largely the result of an increase in the Indiana state income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $385 million in the first six months of 2002, compared with $310 million in the first six months of 2001. The increase was the result of higher operating income, lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and favorable changes in working capital. These improvements were partially offset by a reduction in the amount of accounts receivable sold. The amount of accounts receivable sold was reduced
$50 million in the first six months of 2002 versus a $14 million increase for the same period of 2001. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $98 million in the first six months of 2002 and $144 million for the same period of 2001.

NS' working capital deficit was $560 million at June 30, 2002, compared with $1.3 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the note under which NS borrows funds from the PRR subsidiary (see Note 4) and a reduction in current maturities of long-term debt. NS repaid $500 million of debt that matured May 1, 2002, using proceeds from new borrowings (see Note 5), the sale of accounts receivable and cash on hand. NS has issued $550 million of debt under its $1 billion shelf registration that became effective in April 2001.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $468 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt (see Note 5). However, any reduction in its credit rating could limit NS' ability to access the commercial paper markets.

NS expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on the view that the economy will continue to grow as the last half of the year progresses.

Cash used for investing activities decreased in the first six months of 2002, compared with the first six months of 2001. The decline was principally the result of lower capital expenditures driven by fewer locomotive purchases.

Cash used for financing activities was $116 million in the first six months of 2002, compared with cash provided by financing activities of $164 million in the same period of 2001. Financing activities in 2002 resulted in a $204 million net reduction in debt, compared with a net increase of $53 million in 2001, excluding borrowings from a PRR subsidiary. Loan transactions with a PRR subsidiary resulted in net borrowings of $98 million in 2002 and $144 million in 2001 (see Note 4). Including those borrowings, debt was reduced $106 million in 2002, versus a $197 million increase in 2001. NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 54.1 percent at June 30, 2002, and 55.6 percent at Dec. 31, 2001.

NS has outstanding $734 million of its 7.05% notes due May 1, 2037. Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004. NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004. NS expects to be able to redeem any notes properly presented using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's second-quarter net income was $42 million in 2002, down
$5 million, or 11 percent, compared with the same period last year. For the first six months, Conrail's net income was $78 million in 2002, down
$14 million, or 15 percent. The six-month decline reflected a favorable adjustment to state tax reserves that benefited results in 2001.

Conrail's second-quarter operating revenues were $222 million, down
$7 million, or 3 percent, compared with the same period last year. Six-month revenues were $447 million, down $15 million, or 3 percent. The declines reflected lower operating fees, largely a result of reduced operating costs in the Shared Assets Areas and, for the first six months, lower revenues at Conrail's Indiana Harbor Belt subsidiary.

Conrail's second-quarter operating expenses were $158 million, up
$5 million, or 3 percent, compared with the same period last year, primarily because of higher expenses for casualties and other claims. Six-month expenses were $322 million, unchanged from last year.

Conrail's working capital deficit was $79 million at June 30, 2002, compared with working capital of $438 million at Dec. 31, 2001. The change was largely the result of the exchange of the demand notes receivable from NS and CSX for new long-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' equity in earnings of Conrail, net of amortization, was $11 million in the second quarter of 2002, compared with $14 million in 2001, and was $19 million for the first six months, compared with $26 million in 2001.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations. (continued)
            -------------------------

OTHER MATTERS

Telecommunications Subsidiary
-----------------------------
NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), is co-developing fiber optic infrastructure with members of the telecommunications industry. This industry has experienced a severe downturn. As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized.

During 2001, one of T-Cubed's codevelopers, 360networks (USA) inc. ("360"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code and foreign laws. 360 owes T-Cubed amounts for work performed on certain joint projects, and T-Cubed owes 360 amounts for work performed on other joint projects. The bankruptcy judge has approved the set-off of these amounts, leaving about $7 million due to T-Cubed from 360. T-Cubed has the right to collect this amount from any proceeds due 360 from the sale of joint assets. Management believes that it will collect this receivable.

T-Cubed is engaged in contract litigation with a second codeveloper concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia. Management expects to prevail in this litigation. The ability to collect a judgment against the codeveloper, Williams Communications, LLC, may be limited due to its declining financial condition; however, the shortfall, if any, cannot now be determined. Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. However, Williams Communications, LLC, was not included in the bankruptcy petition (see
Note 2).

Labor Arbitration and Litigation
--------------------------------
Several hundred labor arbitration claims have been filed with NSR on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately 100 of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that NS will prevail and that the amount of liability for these claims should not have a material adverse effect on NS' financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 2).

Sixty-seven current and former employees have filed lawsuits involving labor issues against NSR in West Virginia state court, alleging that NSR discriminated against them on the basis of their age when it assigned them rankings on the conductor seniority roster pursuant to a national collective bargaining agreement. In 1997 a state court jury returned a verdict finding NSR liable for age discrimination, and the West Virginia Supreme Court of Appeals affirmed the judgement of liability. The cases are now before the County Circuit Court for jury trial on the issue of remedies, and trails are scheduled to begin in September 2002. The probable liability has been accrued through a charge to expenses. However, depending on the outcome of these cases, they could have a significant effect on results of operations in a particular year or quarter (see Note 2).

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


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,400 NS employees, and with the Brotherhood of Locomotive Engineers, which represents about
5,000 NS employees. In addition, a national agreement with the United Transportation Union, which represents about 7,000 NS employees, was recently ratified.

Market Risks and Hedging Activities
-----------------------------------
NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. As of June 30, 2002, through swap transactions and advance purchases, NS has hedged approximately 57 percent of expected diesel fuel requirements for the remainder of 2002. The effect of the hedges is to yield an average cost of approximately 73 cents per hedged gallon, including federal taxes and transportation.

A 10 percent decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $24 million.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

Of NS' total debt outstanding at June 30, 2002, all is fixed-rate debt, except for most capital leases, $250 million of notes due in 2003, $215 million of equipment obligations and $100 million of notes due in 2005. As a result, NS' debt subject to interest rate exposure totaled $830 million at June 30, 2002. A 1 percentage point increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $8 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

The capital leases, which carry an average fixed rate of 7.1 percent, were effectively converted to variable rate obligations using interest rate swap agreements. On June 30, 2002, the average pay rate under these agreements was 2.6 percent, and the average receive rate was 7.1 percent. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters
---------------------
NS is subject to various jurisdictions' environmental laws and regulations. It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately
$3 million and $2 million in second quarter 2002 and 2001, respectively, and $5 million for the first six months of 2002 and 2001. Capital expenditures totaled approximately $3 million and $4 million for the first six months of 2002 and 2001, respectively.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


NS' balance sheets included liabilities for environmental exposures in the amount of $29 million at June 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period). At June 30, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 124 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 124 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks.
------      -----------------------------------------------------------

     The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 under the heading "Market Risks and Hedging Activities."



PART II.  OTHER INFORMATION
---------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on May 9, 2002, at which meeting four directors were elected to serve for a term of three years, the appointment of independent public accountants was ratified and a stockholder proposal was approved.

The four directors were elected by the following vote:

                              FOR                     AUTHORITY WITHHELD
                              ---                     ------------------
      Gerald L. Baliles       317,654,404 votes       10,343,019 votes
      Gene R. Carter          317,445,388 votes       10,552,035 votes
      Steven F. Leer          316,550,846 votes       11,446,577 votes
      J. Paul Reason          320,708,590 votes        7,288,833 votes

The appointment of KPMG LLP, independent public accountants, as auditors of the Corporation's books and records was ratified by the following vote:

      FOR:  313,685,701 shares
      AGAINST:  12,263,200 shares
      ABSTAINED:  2,048,522 shares

A stockholder proposal concerning stockholder approval for future severance agreements with senior executives was approved by the following vote:

      FOR:  152,305,954 shares
      AGAINST:  120,782,081 shares
      ABSTAINED:  11,001,761 shares



Item 6.     Exhibit and Reports on Form 8-K
------      -------------------------------

(a)    Exhibit:

       99     Certifications of the CEO and CFO pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)    Reports on Form 8-K:

       A report on Form 8-K was filed May 1, 2002, advising of certain details of the issuance and sale of Registrant's 6 percent Senior Notes due April 30, 2008, and attaching as exhibits the related agreements, including indenture and opinions.

       A report on Form 8-K was filed May 1, 2002, advising of certain details of the issuance and sale of Registrant's Floating Rate Senior Notes due Feb. 28, 2005, and attaching as exhibits the related agreements, including indenture and opinions.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NORFOLK SOUTHERN CORPORATION
                                ----------------------------
                                (Registrant)




Date:	Aug. 8, 2002              /s/ Dezora M. Martin
      ------------              --------------------------------------
                                Dezora M. Martin
                                Corporate Secretary (Signature)




Date:	Aug. 8, 2002              /s/ John P. Rathbone
      ------------              --------------------------------------
                                John P. Rathbone
                                Senior Vice President and Controller
                                (Principal Accounting Officer) (Signature)



EXHIBIT INDEX
-------------


Electronic
Submission
Exhibit
Number                          Description                          Page
----------               --------------------------                  ----

        99     Certifications of the CEO and CFO pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes - Oxley Act of 2002.        27