Form 10-Q
period 2002-09-30
NORFOLK SOUTHERN CORP
filed 2002-11-05
CIK 702165

STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
---------- ----------
Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia
52-1188014
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Three Commercial Place
Norfolk, Virginia
23510-2191
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code	(757) 629-2680

No Change

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
practicable date:

Class

Outstanding as of September 30, 2002

Common Stock (par value $1.00)		388,646,516 (excluding 21,169,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2002 and 2001

		Consolidated Balance Sheets	4
		Sept. 30, 2002 and Dec. 31, 2001

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2002 and 2001

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of	13
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	20
		About Market Risks

	Item 4.	Controls and Procedures	20

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			23

Certifications of CEO and CFO			24

Exhibit Index			26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2002	2001	2002	2001

Railway operating revenues
Coal	$371	$366	$1,080	$1,154
General merchandise	917	862	2,734	2,655
Intermodal	310	280	875	831
Total railway operating revenues	1,598	1,508	4,689	4,640

Railway operating expenses
Compensation and benefits	489	478	1,509	1,499
Materials, services and rents	386	363	1,089	1,112
Conrail rents and services (Note 4)	100	113	316	324
Depreciation	129	129	385	384
Diesel fuel	81	93	246	316
Casualties and other claims	57	32	129	109
Other	45	55	145	164
Total railway operating expenses	1,287	1,263	3,819	3,908

Income from railway operations	311	245	870	732

Other income - net	4	16	40	67
Interest expense on debt	(126)	(137)	(390)	(417)

Income from continuing operations
before income taxes	189	124	520	382

Provision for income taxes	63	45	189	135

Income from continuing operations	126	79	331	247

Discontinued operations - gain on sale of
motor carrier, net of taxes (Note 3)	--	--	--	13
Net income	$126	$79	$331	$260

Per share amounts (Note 8)
Income from continuing operations,
basic and diluted	$0.32	$0.20	$0.85	$0.64
Net income, basic and diluted	$0.32	$0.20	$0.85	$0.67
Dividends	$0.07	$0.06	$0.19	$0.18

See accompanying notes to Consolidated Financial Statements.

Item 1.  Financial Statements. (continued)

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$132	$204
Accounts receivable, net (Note 6)	685	475
Due from Conrail (Note 4)	4	8
Materials and supplies	91	90
Deferred income taxes	167	162
Other current assets	65	108
Total current assets	1,144	1,047

Investment in Conrail (Note 4)	6,190	6,161
Properties less accumulated depreciation	11,332	11,208
Other assets	1,128	1,002
Total assets	$19,794	$19,418

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$886	$848
Income and other taxes	250	312
Due to Conrail (Note 4)	84	373
Other current liabilities	259	248
Current maturities of long-term debt	356	605
Total current liabilities	1,835	2,386

Long-term debt (Note 5)	7,027	7,027
Other liabilities	1,057	1,089
Due to Conrail (Note 4)	463	--
Minority interests	45	45
Deferred income taxes	2,942	2,781
Total liabilities	13,369	13,328

Stockholders' equity
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 409,815,641 and
407,000,871 shares, respectively	410	407
Additional paid-in capital	475	423
Accumulated other comprehensive loss (Note 9)	(33)	(55)
Retained income	5,593	5,335
Less treasury stock at cost, 21,169,125 shares	(20)	(20)
Total stockholders' equity	6,425	6,090

Total liabilities and stockholders' equity	$19,794	$19,418

See accompanying notes to Consolidated Financial Statements.

Item 1.  Financial Statements. (continued)

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2002	2001
Cash flows from operating activities
Net income	$331	$260
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	395	395
Deferred income taxes	139	49
Equity in earnings of Conrail	(32)	(31)
Gains and losses on properties and investments	(35)	(27)
Income from discontinued operations	--	(13)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 6)	(209)	(55)
Materials and supplies	(1)	2
Other current assets and due from Conrail	75	117
Current liabilities other than debt	21	--
Other - net	(62)	(120)
Net cash provided by operating activities	622	577

Cash flows from investing activities
Property additions	(517)	(594)
Property sales and other transactions	15	38
Investments, including short-term	(58)	(81)
Investment sales and other transactions	15	35
Net cash used for investing activities	(545)	(602)

Cash flows from financing activities
Dividends	(74)	(69)
Common stock issued - net	39	14
Proceeds from borrowings	609	1,940
Debt repayments	(723)	(1,726)
Net cash provided by (used for) financing activities	(149)	159

Net increase (decrease) in cash and cash equivalents	(72)	134

Cash and cash equivalents
At beginning of year	204	--

At end of period	$132	$134

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$348	$360
Income taxes	$49	$71

See accompanying notes to Consolidated Financial Statements.

Item 1. Financial Statements. (continued)

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  Interim Presentation

In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of Sept. 30, 2002, its results of operations for the three and nine months ended Sept. 30, 2002 and 2001, and its cash flows for the nine months ended Sept. 30, 2002 and 2001.

Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:  (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10‑K and in any subsequent Quarterly Reports on Form 10-Q and (b) any Current Reports on Form 8‑K.

2.   Commitments and Contingencies

Lawsuits

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

Presently, there are two matters, one involving labor arbitration and other claims for "New York Dock" and other income protection benefits and the other involving contractual obligations of a fiber optic codeveloper, Williams Communications, LLC, where the aggregated range of loss could be from zero to $75 million.  Management believes that NS will prevail in both these matters; however, the ability to collect the $36 million receivable due from Williams Communications, LLC may be limited because of its financial condition.  The shortfall, if any, cannot now be determined.  Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002.  Williams Communications, LLC was not included in the bankruptcy petition.  Unfavorable outcomes in either of these matters could result in accruals that could be significant to results of operations in a particular year or quarter.

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

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.  It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.  Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance

Item 1.  Financial Statements. (continued)

sheet and are not netted against the associated NS liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' balance sheets included liabilities for environmental exposures in the amount of $30 million at Sept. 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability for each period).  At Sept. 30, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 124 known locations.  On that date, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business.  Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize.  In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.  Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other now-unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

However, based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Purchase Commitments

At Sept. 30, 2002, NS had outstanding purchase commitments of approximately $140 million in connection with its 2003 capital program.

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

Item 1.  Financial Statements. (continued)

4.   Investment in Conrail and Operations Over Its Lines

Overview

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast.  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may need to make capital contributions, loans or advances to Conrail.

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

Investment in Conrail

NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."  NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.  At Sept. 30, 2002, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.7 billion.

NS' Consolidated Balance Sheet at Sept. 30, 2002 includes $67 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.  Through Sept. 30, 2002, NS has paid $136 million of these costs.

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $6 million annually.

"Conrail rents and services" includes:  (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization.  A significant portion of payments made to PRR is borrowed back from a PRR subsidiary.  Previously, these loans were made under a demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new note due in 2032.  As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail."  The interest rate for these loans is variable and was 2.11% at Sept. 30, 2002.  The current balance "Due to Conrail" at Sept. 30, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.  At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

Item 1.  Financial Statements. (continued)

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2001 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

Three Months Ended			Nine Months Ended
Sept. 30,			Sept. 30,
2002		2001	2002	2001
($ in millions)
(unaudited)

Operating revenues	$221	$223	$668	$685
Operating expenses	151	165	473	487
Operating income	70	58	195	198
Other income (expense) - net	(2)	(2)	(4)	(13)
Income before income taxes	68	56	191	185
Provision for income taxes	24	21	69	58
Net income	$44	$35	$122	$127

Summarized Consolidated Balance Sheets - Conrail

	Sept. 30,	Dec. 31,
	2002	2001
	($ in millions)
	(unaudited)
Assets:
Current assets	$323	$846
Noncurrent assets	7,828	7,236

Total assets	$8,151	$8,082

Liabilities and stockholders' equity:
Current liabilities	$448	$408
Noncurrent liabilities	3,476	3,569
Stockholders' equity	4,227	4,105

Total liabilities and stockholders' equity	$8,151	$8,082

5.  Long-Term Debt

In April 2002, NS received net proceeds of $298 million from issuing $200 million of 6% Senior Notes due April 30, 2008, and $100 million of Floating Rate Senior Notes due February 28, 2005.  The notes were issued under NS' $1 billion shelf registration; NS has issued a total of $550 million of debt under this shelf.

Item 1.  Financial Statements. (continued)

6.  Accounts Receivable

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

Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $100 million at Sept. 30, 2002, and $300 million at Dec. 31, 2001.  The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."  NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience.  These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration.  NS has experienced very low levels of default, and as a result, little dilution.  If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $6 million.

NS' allowance for doubtful accounts was $4 million at Sept. 30, 2002, and $5 million Dec. 31, 2001.

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

Diesel Fuel Hedging

In second quarter 2001, NS began a program to hedge a portion of its diesel fuel consumption.  The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.  Diesel fuel costs represented approximately 6% of NS' operating expenses for the third quarter and first nine months of 2002, and approximately 7% and 8% of NS' operating expenses for the third quarter and first nine months of 2001, respectively.  The program provides that NS will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for each month within any thirty-six month period.

NS' management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.  During third quarter 2002 NS entered into 72 fuel swaps for approximately 97 million gallons at an average price of approximately $0.69 per gallon of Nymex No. 2 heating oil.  As of Sept. 30, 2002, outstanding swaps covered approximately 62%, 51%, and 12% of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

NS' fuel hedging activity resulted in a net decrease in diesel fuel expense of $5 million for third quarter 2002 and a net increase in diesel fuel expense of $2 million for third quarter 2001.  For the first nine months, NS' fuel hedging activity resulted in a net decrease in diesel fuel expense of $2 million for 2002 and a net increase of $2 million for 2001.  Ineffectiveness, or the extent to which changes in the fair values of derivative instruments do not offset changes in the fair values of the hedged items, was less than $1 million for the third quarter and first nine months of 2002 and 2001.

Item 1.  Financial Statements. (continued)

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.  NS had $227 million, or 3.3%, and $251 million, or 3.5%, of its fixed rate debt portfolio hedged at Sept. 30, 2002, and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.  These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at Sept. 30, 2002 and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers.  Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.  Fair value adjustments are non-cash transactions, and accordingly, are excluded from the

Consolidated Statement of Cash Flows.  "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $24 million (pretax) of unrealized gains at Sept. 30, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS' outstanding derivative financial instruments at Sept. 30, 2002 and Dec. 31, 2001 were as follows:

	Sept. 30,	Dec. 31,
	2002	2001
	($ in millions)
Interest rate hedges
Gross fair market asset position	$24	$12
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	28	--
Gross fair market (liability) position	(1)	(19)
Total net asset (liability) position	$51	$(7)

8.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2002	2001	2002	2001
	(in millions)

Weighted-average shares outstanding	388.6	385.4	388.0	385.0
Dilutive effect of outstanding options
and performance share units (as
determined by the application of
the treasury stock method)	2.1	1.7	2.4	1.3

Diluted weighted-average shares outstanding	390.7	387.1	390.4	386.3

Item 1.  Financial Statements. (continued)

The calculations exclude options on shares whose exercise price exceeded the average market price of Common Stock for the period as follows: in 2002, 25 million in the third quarter and 24 million in the second and first quarters; and in 2001, 19 million in each of the third and second quarters, and 28 million in the first quarter.  There are no adjustments to "Net income" for the diluted earnings per share computations.

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2002	2001	2002	2001
	($ in millions)

Net income	$126	$79	$331	$260
Other comprehensive
income (loss)	8	(4)	22	(8)

Total comprehensive
Income	$134	$75	$353	$252

For NS, "Other comprehensive income (loss)" reflects the unrealized gains and losses on certain investments in debt and equity securities and net fair value adjustments to certain derivative financial instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Third-quarter net income was $126 million in 2002, up $47 million, or 59%, compared with third quarter last year, reflecting a 27% increase in income from railway operations that was driven by a 6% revenue gain. For the first nine months of 2002, net income was $331 million, up $71 million, or 27%, compared with the first nine months of 2001. Results in 2001 included a $13 million gain related to the 1998 sale of NS' former motor carrier subsidiary (see Note 3). Excluding that gain, which is reported as "Discontinued operations," net income increased $84 million, or 34%. The improvement was primarily the result of a 19% increase in income from railway operations that resulted from lower railway operating expenses coupled with higher revenues.

Railway Operating Revenues

Third-quarter railway operating revenues were $1.6 billion in 2002, up $90 million, or 6%, compared with a weak third quarter of 2001. For the first nine months, railway operating revenues were $4.7 billion, up $49 million, or 1%, compared with last year. As shown in the following table, both periods benefited from higher traffic volume. The unfavorable revenue per unit/mix variances were largely attributable to changes in the mix of traffic (notably less coal traffic volume and more intermodal traffic volume).

	Third Quarter	Nine Months
	2002 vs. 2001	2002 vs. 2001
	Increase (Decrease)	Increase (Decrease)
	($ in millions)

Traffic volume (carloads)	$105	$89
Revenue per unit/mix	(15)	(40)

Total	$90	$49

Revenues and carloads for the commodity groups were as follows:

	Revenues
	Third Quarter		Nine Months
	2002	2001	2002	2001
	($ in millions)

Coal	$371	$366	$1,080	$1,154
General merchandise:
Automotive	231	199	718	657
Chemicals	198	190	578	569
Metals/construction	181	176	530	518
Agr./consumer prod./govt.	152	147	458	445
Paper/clay/forest	155	150	450	466

General merchandise	917	862	2,734	2,655
Intermodal	310	280	875	831

Total	$1,598	$1,508	$4,689	$4,640

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	Carloads
	Third Quarter		Nine Months
	2002	2001	2002	2001
	(in thousands)

Coal	413	403	1,204	1,279
General merchandise:
Automotive	155	137	499	462
Chemicals	112	110	326	328
Metals/construction	193	186	551	537
Agr./consumer prod./govt.	125	120	375	376
Paper/clay/forest	113	110	330	344

General merchandise	698	663	2,081	2,047
Intermodal	625	557	1,774	1,638

Total	1,736	1,623	5,059	4,964

Coal

Coal revenues increased $5 million, or 1%, in the third quarter, but declined $74 million, or 6%, in the first nine months, compared with the same periods last year. Total traffic volume (tonnage) handled was up 3% for the quarter, as higher traffic volume in the utility and steel markets more than offset lower export tonnage. Utility traffic volume benefited from warmer summer weather in the Northeast and Midwest and higher electricity generation in NS' service region. Domestic steel production has increased after the imposition of tariffs on imported steel. Export traffic volume continued to suffer from weak demand. For the first nine months, total tonnage handled was down 5%, reflecting less utility and export tonnage. Year-to-date utility volume continued to reflect the reduced demand experienced in the first half of the year. Average revenue per carload was down 1% in each of the third quarter and first nine months. The declines were largely the result of an increase in shorter-haul (lower revenue per unit) business coupled with a decline in longer-haul (higher revenue per unit) business, which was offset, in part, by higher rates.

Coal volumes are expected to weaken in the fourth quarter, as several utility customers have planned outages or reduced volumes; however, stockpiles appear to be at more normal levels and demand is likely to be influenced by the severity of the weather.

General Merchandise

General merchandise revenues increased $55 million, or 6%, in the third quarter and $79 million, or 3%, in the first nine months, compared with the same periods last year. Traffic volume (carloads) increased 5% for the quarter and 2% for the first nine months. Both increases were driven by higher automotive traffic volume, which was up 13% for the quarter and 8% for the first nine months. The quarter also benefited from volume gains for the remaining commodity groups, while the first nine months were aided by increased metals/construction traffic volume and higher average revenues. The automotive revenue gains were supported by increased production, some pricing improvements, special ancillary services provided during the third quarter and the settlement of a disputed charge. The general merchandise average revenue increases were primarily the result of higher rates, longer hauls and the effect of the special automotive items noted above.

General merchandise revenues are expected to return to more moderate growth in the fourth quarter, when compared with the fourth quarter of 2001, as automotive traffic was particularly strong at the end of 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Intermodal

Intermodal revenues increased $30 million, or 11%, in the third quarter and $44 million, or 5%, in the first nine months, compared with the same periods last year. Traffic volume (units) increased 12% for the quarter and 8% for the first nine months, reflecting higher container, Triple Crown and, for the quarter, trailer volumes. The increases in container traffic reflected gains in international and domestic business that continued to benefit from the expansion of the intermodal network and service improvements. Intermodal revenue per unit declined 1% for the quarter and 3% for the first nine months, reflecting more shorter-haul business and a reduction in  fuel surcharges that were in place in 2001.

Intermodal revenues are expected to continue to benefit from ongoing improvements in service and the terminal capacity added in 2001; however, growth could be tempered by economic uncertainty and reduced consumer demand.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.3 billion in 2002, up $24 million, or 2%, compared with last year. For the first nine months, expenses were $3.8 billion, down $89 million, or 2%.

Compensation and benefits expenses increased $11 million, or 2%, in the third quarter and $10 million, or 1%, for the first nine months, compared with the same periods last year. Higher wage rates, increased health and welfare benefit costs and lower pension income more than offset savings from reduced employment levels and lower payroll taxes. In light of the continued weakness in the equity markets, NS is reviewing with its consulting actuaries its 2002 long-term investment rate of return assumption as well as its other assumptions used in its accounting for its pension plans. If, for example, a 9% rate of return assumption were to be used, fourth-quarter compensation and benefits expense would increase by approximately $10 million.  NS expects to conclude this review in the fourth quarter of 2002.

Materials, services and rents increased $23 million, or 6%, in the third quarter, but decreased $23 million, or 2%, in the first nine months, compared with the same periods last year. The increase for the quarter was principally the result of higher expenses for locomotive material and volume-related purchased services, which were offset, in part, by lower equipment rents. For the first nine months, lower equipment rents more than offset higher purchased services.

Conrail rents and services expenses decreased $13 million, or 12%, in the third quarter and $8 million, or 2%, for the first nine months, compared with the same periods last year. The declines reflected lower costs in the Shared Assets Areas and higher Conrail earnings that benefited from reversals of liabilities related to Conrail's operations before the Closing Date and to a favorable federal tax settlement.

Depreciation expense was even in the third quarter and was up slightly for the first nine months, compared with the same periods last year, as lower rates implemented as a result of the latest depreciation study largely offset the effects of property additions.

Diesel fuel expenses decreased $12 million, or 13%, in the third quarter and $70 million, or 22%, in the first nine months, compared with the same periods last year. The declines were the result of decreases in the average price paid per gallon and, for the quarter, favorable hedge settlements. Consumption increased 6% for the quarter, but was 1% lower for the first nine months.

Casualties and other claims expense increased $25 million, or 78%, in the third quarter and $20 million, or 18%, for the first nine months, compared with the same periods last year. The increases were largely attributable to adverse claims development as indicated by a recent actuarial study of NS' personal injury liability, derailment costs and higher costs for environmental remediation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Other expense decreased $10 million, or 18%, in the third quarter and $19 million, or 12%, for the first nine months, compared with the same periods last year. The declines were primarily the result of settlements of prior years' property tax liabilities.

Other Income - Net

Other income - net was $12 million lower in the third quarter of 2002 and was $27 million lower for the first nine months, compared with the same periods of 2001. Both comparisons reflected reduced interest accruals in 2001 related to potential federal income tax deficiencies. The comparison for the first nine months was also affected by a settlement in NS' favor in the first quarter of 2001, higher investment returns in 2001 from corporate-owned life insurance and lower rental income in 2002.

Provision for Income Taxes

The third-quarter effective income tax rate was 33.3% in 2002, compared with 36.3% last year. For the first nine months, the effective rate was 36.3%, compared with 35.3% last year. Excluding NS' equity in Conrail's after-tax earnings, the third-quarter rate was 35.8% in 2002 and 37.8% in 2001, and the year-to-date rate was 38.7% in 2002 and 38.5% in 2001. The decline for the quarter was largely the result of non-conventional source fuel credits, and NS expects the effective income tax rate for the year 2002 to be closer to the year-to-date rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $622 million in the first nine months of 2002, compared with $577 million in the first nine months of 2001. The increase was the result of higher operating income, lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and favorable changes in working capital. These improvements were partially offset by a $200 million reduction in the amount of accounts receivable sold in the first nine months of 2002, compared with a $7 million increase for the same period of 2001. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $162 million in the first nine months of 2002 and $210 million for the same period of 2001.

NS' working capital deficit was $691 million at Sept. 30, 2002, compared with $1.3 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the note under which NS borrows funds from the PRR subsidiary (see Note 4) and a reduction in current maturities of long-term debt. NS repaid $500 million of debt that matured May 1, 2002, using proceeds from new borrowings (see Note 5), the sale of accounts receivable and cash on hand. Debt due within one year includes $250 million of notes due July 7, 2003. NS has issued $550 million of debt under its $1 billion shelf registration that became effective in April 2001.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $368 million to $467 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt. However, any reduction in its credit rating could limit NS' ability to access the commercial paper markets. NS expects to generate sufficient cash flow from operations to meet its ongoing obligations.

Cash used for investing activities decreased in the first nine months of 2002, compared with the first nine months of 2001, principally because of a decline in capital expenditures.  The decrease reflected fewer locomotive purchases, which was partially offset by higher spending on rail program work.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cash used for financing activities was $149 million in the first nine months of 2002, compared with cash provided by financing activities of $159 million in the same period of 2001. Financing activities in 2002 resulted in a $276 million net reduction in debt, compared with a net increase of $4 million in 2001, excluding borrowings from a PRR subsidiary. Loan transactions with a PRR subsidiary resulted in net borrowings of $162 million in 2002 and $210 million in 2001 (see Note 4). Including those borrowings, debt was reduced $114 million in 2002, versus a $214 million increase in 2001. NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 53.5% at Sept. 30, 2002, and 55.6% at Dec. 31, 2001.

NS has outstanding $719 million of its 7.05% notes due May 1, 2037.  Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.  NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004.  NS expects to be able to redeem any notes properly presented using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's third-quarter net income was $44 million in 2002, up $9 million, or 26%, compared with the same period last year, reflecting reversals of liabilities related to Conrail's operations before the Closing Date and lower expenses in the Shared Assets Areasand a favorable federal tax settlement. For the first nine months, Conrail's net income was $122 million in 2002, down $5 million, or 4%.

Conrail's third-quarter operating revenues were $221 million, down $2 million, or 1%, compared with the same period last year. Nine-month revenues were $668 million, down $17 million, or 2%. The declines reflected lower operating fees, largely a result of reduced operating costs in the Shared Assets Areas and, for the first nine months, lower revenues at Conrail's Indiana Harbor Belt subsidiary.

Conrail's third-quarter operating expenses were $151 million, down $14 million, or 8%, and nine-month expenses were $473 million, down $14 million, or 3%, compared with the same periods last year. Both improvements reflected the reversals of liabilities related to Conrail's operations before the Closing Date and lower expenses in the Shared Assets Areas.

Conrail's working capital deficit was $125 million at Sept. 30, 2002, compared with working capital of $438 million at Dec. 31, 2001. The change was largely the result of the exchange of the demand notes receivable from NS and CSX for new long-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' equity in earnings of Conrail, net of amortization, was $13 million in the third quarter of 2002, compared with $5 million in 2001, and was $32 million for the first nine months, compared with $31 million in 2001.

OTHER MATTERS

Telecommunications Subsidiary

NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), has co-developed fiber optic infrastructure with members of the telecommunications industry.  This industry has experienced a severe downturn.  As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

T-Cubed is engaged in contract litigation with a second codeveloper concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia.  Management expects to prevail in this litigation.  The ability to collect a judgment against the codeveloper, Williams Communications, LLC, may be limited due to its financial condition; however, the shortfall, if any, cannot now be determined.  Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002.  Williams Communications, LLC, was not included in the bankruptcy petition (see Note 2).

Labor Arbitration and Claims

Several hundred labor arbitration claims have been filed with NSR on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.  Several labor organizations have initiated arbitration on behalf of individual employees.  Other disputes also are pending wherein similar income protection benefits are sought under labor agreements.  Based on known facts, including the availability of legal defenses, Management believes that NS will prevail in these disputes and that the amount of any potential liability for the involved claims should not have a material adverse effect on NS' financial position, results of operations or liquidity.  Depending on the outcome of these arbitrations and claims, other claims may be filed or progressed to arbitration.  Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 2).

The cases involving sixty-seven current and former employees who filed lawsuits involving labor issues against NSR in West Virginia state court, alleging that NSR discriminated against them on the basis of their age when it assigned them rankings on the conductor seniority roster pursuant to a national collective bargaining agreement, were settled in September 2002.

Labor Agreements

Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.  The outcome of these negotiations is uncertain at this time.  However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,200 NS employees, the Brotherhood of Locomotive Engineers, which represents about 4,500 NS employees, and the United Transportation Union, which represents about 6,700 NS employees.  An  agreement  also has been ratified with the International Brotherhood of Boilermakers and Blacksmiths, which represents about 100 NS employees.  The railroads and the Transportation Communications International Union, which represents about 4,500 NS employees, have agreed to resolve their negotiations through binding arbitration.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.  As of Sept. 30, 2002, through swap transactions, NS has hedged approximately 62% of expected diesel fuel requirements for the remainder of 2002.  The effect of the hedges is to yield an average cost of approximately 76 cents per hedged gallon, including federal taxes and transportation.

A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $28 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2002, NS' debt subject to interest rate exposure totaled $791 million.  A 1 percentage point increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $8 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS'  capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements.  On Sept. 30, 2002, the average pay rate under these agreements was 2.4%, and the average receive rate was 7.1%.  A portion of the lease obligations is payable in Japanese yen.  NS  eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.  Most of these deposits are held by foreign banks, primarily Japanese.  As a result, NS is exposed to financial market risk relative to Japan.  Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.  It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.  Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability.  Environmental engineers regularly participate in ongoing  evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $5 million and $2 million in third quarter 2002 and 2001, respectively, and $10 million and $7 million for the first nine months of 2002 and 2001, respectively.  Capital expenditures totaled approximately $5 million for each of the first nine months of 2002 and 2001.

NS' balance sheets included liabilities for environmental exposures in the amount of $30 million at Sept. 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period).  At Sept. 30, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 124 known locations.  On that date, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business.  Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize.  In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.  Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

However, based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  NS expects that its adoption of this Statement, which will occur effective Jan. 1, 2003, will not have a material effect on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 18 under the heading "Market Risks and Hedging Activities."

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS' Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934,

Item 4.  Controls and Procedures. (continued)

as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in NS' internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

99     Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Report on Form 8-K:

         A report on Form 8-K was filed July 24, 2002, advising of the declaration of a quarterly dividend of 7 cents per share on the Corporation's common stock, payable on Sept. 10, 2002,

         to stockholders of record Aug. 2, 2002, and attaching as an exhibit the related press release.

         A report on Form 8-K was filed Aug. 8, 2002, advising that the Corporation had sent sworn statements of its CEO and CFO for filing with the Securities and Exchange Commission pursuant to its Order No. 4-460, and attaching as an exhibit the sworn statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Nov. 5, 2002	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Nov. 5, 2002	/s/ John P. Rathbone
John P. Rathbone
Senior Vice President and Controller
(Principal Accounting Officer) (Signature)

I, David R. Goode, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norfolk Southern Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing  the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ David R. Goode
David R. Goode
Chairman, President and Chief Executive Officer

I, Henry C. Wolf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norfolk Southern Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing  the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Henry C. Wolf
Henry C. Wolf
Vice Chairman and Chief Financial Officer

Exhibit Index

Electronic

Submission
Exhibit
Number	Description	Page

99	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as	27
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.