Form 10-K
period 2002-12-31
NORFOLK SOUTHERN CORP
filed 2003-02-24
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)
Virginia
52-1188014
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Three Commercial Place
Norfolk, Virginia
23510-2191
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code	(757) 629-2680

No Change

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange
Norfolk Southern Corporation	on which registered
Common Stock (Par Value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  (X)          No  (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          (X)

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2003:
389,057,174 (excluding 21,169,125 shares held by registrant's consolidated subsidiaries).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

The aggregate market value of the voting common equity held by nonaffiliates as of June 28, 2002 was $9,079,736,767 (based on the closing price as quoted on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

K1

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	1. Business	K3
	2. Properties	K3
	3. Legal Proceedings	K12
	4. Submission of Matters to a Vote of Security Holders	K12
Executive Officers of the Registrant

Part II.	5. Market for Registrant's Common Stock and Related Stockholders Matters	K14
	6. Selected Financial Data	K15
7. Management's Discussion and Analysis of Financial Condition and Results
	of Operations	K16
	7A. Quantitative and Qualitative Disclosures About Market Risk	K35
	8. Financial Statements and Supplementary Data	K36
9. Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	K66

Part III.	10. Directors and Executive Officers of the Registrant	K66
	11. Executive Compensation	K66
	12. Security Ownership of Certain Beneficial Owners and Management	K66
	13. Certain Relationships and Related Transactions	K69

	14. Controls and Procedures	K69

Part IV.	15. Exhibits, Financial Statement Schedule and Reports on Form 8-K	K70
Index to Consolidated Financial Statement Schedule

	Power of Attorney	K76

	Signatures	K76

	Certifications of CEO and CFO	K78

	Exhibit Index	K81

K2

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 1. Business. and Item 2. Properties.

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

Effective Dec. 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway). Effective Sept. 1, 1998, NW was merged with and into Norfolk Southern Railway. As of Dec. 31, 2002, all the common stock of Norfolk Southern Railway and 22.5% of its voting preferred stock (resulting in 95.2% voting control) was owned directly by Norfolk Southern.

Through a jointly owned entity, Norfolk Southern and CSX Corporation (CSX) own the stock of Conrail Inc., which owns the major freight railroad in the Northeast. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity. See also the discussion concerning operation of a portion of Conrail's rail assets, below.

On March 28, 1998, Norfolk Southern closed the sale of its motor carrier company, North American Van Lines, Inc. (NAVL) (see "Discontinued Operations" and Note 17). NAVL's results are presented as "Discontinued operations" in the accompanying financial information.

Norfolk Southern makes available free of charge through its website, www.nscorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Unless indicated otherwise, Norfolk Southern and its subsidiaries are referred to collectively as NS.

OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern and CSX, through their respective railroad subsidiaries, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Virginia. Also, leasing arrangements with PRR augmented Norfolk Southern Railway's locomotive, freight car and intermodal fleet.

RAILROAD OPERATIONS - As of Dec. 31, 2002, NS' railroads operated approximately 21,500 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, the District of Columbia and in the Province of Ontario, Canada. The miles operated were as follows:

K3

	Mileage Operated as of Dec. 31, 2002

			Passing
			Track,
	Miles of Road	Second and Other Main Track	Crossovers and Turnouts	Way and Yard Switching	Total

Owned	11,745	1,384	1,625	5,969	20,723
Operated under lease,
contract or trackage rights	9,813	3,441	891	3,647	17,792
Total	21,558	4,825	2,516	9,616	38,515

In addition to the lines leased from Conrail previously discussed, NS' railroads have major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operate over trackage owned by North Carolina Railway Company (NCRR). The Cincinnati-Chattanooga lease, covering about 335 miles of road, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon. The trackage rights over NCRR cover approximately 315 miles of road under an agreement through 2014 with the right to renew for two additional 15-year periods.

NS' railroads carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and via interchange with other rail carriers, to and from the rest of the United States and parts of Canada. They also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/Camden, New Jersey; Wilmington, Delaware; and the Ports of New York/New Jersey. Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest. Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system. In addition, haulage arrangements with connecting carriers allow NS' railroads to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve southern and eastern Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and haulage provided by The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection with the Burlington Northern and Santa Fe Railway Company. Service is provided to New England, including the Port of Boston, via haulage, trackage rights and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries. The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania), distribution centers, transload facilities and other businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh); Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Cleveland to Kansas City; and Knoxville to Chattanooga. Chicago, Memphis, Sidney/Salem, New Orleans, Kansas City, Buffalo, St. Louis and Meridian are major gateways for interterritorial system traffic.

Triple Crown Operations - Until April 1993, NS' intermodal subsidiary, Triple Crown Services, Inc. (TCS), offered intermodal service using RoadRailer® equipment and domestic containers. RoadRailer® units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives. On April 1, 1993, the business, name and operations of TCS were transferred to Triple Crown Services Company (TCSC), a partnership in which subsidiaries of NS and Conrail are equal partners. From April 1, 1993, to June 1, 1999, the revenues of TCSC were not consolidated with the results of NS; however, effective June 1, 1999, NS gained control of TCSC and, therefore, now includes TCSC's results in its

K4

consolidated financial statements. TCSC offers door-to-door intermodal service using RoadRailer® equipment in major traffic corridors, including those between the Midwest and the Northeast, the Midwest and the Southeast and the Midwest and Texas/Mexico.

The following table sets forth certain statistics relating to NS railroads' operations for the past 5 years, including operations in the Northern Region that commenced June 1, 1999:

Rail Operating Statistics

	Year Ended Dec. 31,
	2002	2001	2000	1999	1998

Revenue ton miles (billions)	179	182	197	167	135
Freight train miles traveled (millions)	72.6	70.0	74.4	61.5	53.0
Revenue per ton mile	$0.0350	$0.0339	$0.0312	$0.0315	$0.0316
Revenue ton miles per
man-hour worked	3,067	3,023	2,888	2,577	2,659
Percentage ratio of railway operating
expenses to railway operating revenues	81.5%	83.7%	89.7%	86.3%	75.3%

RAILWAY OPERATING REVENUES - NS' total railway operating revenues were $6.3 billion in 2002. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table.

Principal Sources of Railway Operating Revenues

	Year Ended Dec. 31,

	2002	2001	2000	1999	1998
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
Revenues	$1,441	$1,521	$1,435	$1,322	$1,252
% of total revenues	23%	25%	23%	25%	29%
Shipments	1,610	1,695	1,687	1,519	1,310
% of total shipments	24%	26%	25%	25%	27%
Revenue Yield	$895	$897	$850	$870	$955

AUTOMOTIVE
Revenues	$961	$885	$921	$746	$577
% of total revenues	15%	14%	15%	14%	13%
Shipments	662	622	692	611	487
% of total shipments	10%	9%	10%	10%	10%
Revenue Yield	$1,450	$1,423	$1,331	$1,220	$1,186

CHEMICALS
Revenues	$769	$752	$756	$641	$492
% of total revenues	12%	12%	13%	12%	12%
Shipments	434	432	453	394	315
% of total shipments	6%	6%	6%	7%	7%
Revenue Yield	$1,773	$1,742	$1,668	$1,627	$1,559

K5

1
Principal Sources of Railway Operating Revenues (continued)

	Year Ended Dec. 31,

	2002	2001	2000	1999	1998
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

METALS/CONSTRUCTION
Revenues	$692	$674	$689	$567	$375
% of total revenues	11%	11%	11%	11%	9%
Shipments	716	703	757	587	372
% of total shipments	11%	11%	11%	10%	8%
Revenue Yield	$966	$959	$911	$965	$1,008

AGR./CONSUMER
PRODUCTS/GOVT.
Revenues	$623	$603	$609	$539	$468
% of total revenues	10%	10%	10%	11%	11%
Shipments	507	509	525	489	441
% of total shipments	8%	8%	8%	8%	9%
Revenue Yield	$1,228	$1,185	$1,160	$1,103	$1,063

PAPER/CLAY/FOREST
Revenues	$603	$612	$630	$578	$535
% of total revenues	10%	10%	10%	11%	13%
Shipments	438	450	491	465	445
% of total shipments	6%	7%	7%	8%	9%
Revenue Yield	$1,378	$1,357	$1,285	$1,243	$1,202

INTERMODAL
Revenues	$1,181	$1,123	$1,119	$849	$555
% of total revenues	19%	18%	18%	16%	13%
Shipments	2,354	2,214	2,242	1,896	1,443
% of total shipments	35%	33%	33%	32%	30%
Revenue Yield	$502	$507	$499	$448	$385

TOTALS
Railway Operating Revenues	$6,270	$6,170	$6,159	$5,242	$4,254
Railway Shipments	6,721	6,625	6,847	5,961	4,813
Railway Revenue Yield	$933	$931	$900	$879	$884

COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues. The railroads handled a total of 170.4 million tons in 2002, most of which originated on NS' lines in West Virginia, Virginia, Pennsylvania and Kentucky. Revenues from coal, coke and iron ore accounted for about 23% of NS' total railway operating revenues in 2002.

Coal, coke and iron ore tonnage by market for the past five years are set forth in the following table.

K6

Coal, Coke and Iron Ore Tonnage by Market

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(tons in thousands)

Utility	127,747	132,325	119,284	107,381	83,225
Export	11,342	13,872	19,845	18,373	24,453
Steel	21,578	20,457	25,003	21,399	18,236
Industrial	9,733	11,377	10,781	10,348	8,382
	170,400	178,031	174,913	157,501	134,296

Total coal handled through all system ports in 2002 was 32 million tons. Of this total, 10 million tons (including coastwise traffic) moved through Lamberts Point, Virginia, 3 million tons moved through the Baltimore Terminal, 11 million tons moved to various docks on the Ohio River, and 8 million tons moved to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River.

See the discussion of coal traffic, by type of coal, in Part II, Item 7, "Management's Discussion and Analysis."

GENERAL Merchandise Traffic - General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products. The automotive group includes finished vehicles for BMW, Daimler Chrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota. The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes. The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals. The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products and items for the military. The paper, clay and forest products group includes lumber and wood products, pulpboard and paper products, woodfibers, woodpulp, scrap paper and clay. General merchandise carloads handled in 2002 were 2.76 million, compared with 2.72 million handled in 2001, an increase of 2%.

In 2002, 134 million tons of general merchandise freight, or approximately 67% of total general merchandise tonnage handled by NS, originated online. The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways. The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis."

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment. These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers. Intermodal units handled in 2002 were 2.35 million, compared with 2.21 million handled in 2001,

an increase of 6%.

See the discussion of intermodal traffic in Part II, Item 7, "Management's Discussion and Analysis."

K7

FREIGHT RATES - In 2002, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms. Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. However, in 2002 there were significant coal movements moving under common carrier (tariff) rates which had previously moved under rates contained in transportation contracts. Beginning Jan. 1, 2002, coal moving to Duke Energy's (Duke) Belew's Creek, Allen, Buck and Dan River generating stations moved under common carrier rates and beginning April 1, 2002, coal moving to Carolina Power and Light's (CP&L) Hyco and Mayo plants moved under common carrier rates. Duke and CP&L have challenged the reasonableness of these common carrier rates in proceedings currently pending before the Surface Transportation Board.

In 2002, NS' railroads were found by the STB not to be "revenue adequate" based on results for the year 2001. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital. This determination is made pursuant to statutory requirement and does not adversely impact NS' liquidity or capital resources.

PASSENGER OPERATIONS - Regularly scheduled passenger trains are operated by Amtrak on NS' lines between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina. Commuter trains are operated on the NS line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia. NS also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since June 1, 1999, Norfolk Southern Railway has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania.

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

NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment. In 2002, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

RAILWAY PROPERTY

The NS railroad system extends across 22 states and portions of Canada. The railroad infrastructure makes the company very capital intensive with total property of approximately $11 billion and investment in Conrail of approximately $6 billion.

K8

Capital Expenditures - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2002	2001	2000	1999	1998
	($ in millions)
Road	$519	$505	$557	$559	$612
Equipment	174	233	146	349	442
Other property	2	8	28	4	6
Total	$695	$746	$731	$912	$1,060

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2003, NS has budgeted $798 million of capital spending. See the discussion following "Cash used for investing activities," in Part II, Item 7, "Management's Discussion and Analysis."

Equipment - As of Dec. 31, 2002, NS owned or leased the following units of equipment:

	Number of Units			Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	2,259	1,001	3,260	10,959,200
Switching	105	102	207	302,800
Auxiliary units	59	18	77	0
Total locomotives	2,423	1,121	3,544	11,262,000

Freight cars:				(Tons)
Hopper	18,568	5,036	23,604	2,486,500
Box	17,184	4,438	21,622	1,687,530
Covered hopper	9,956	3,097	13,053	1,423,216
Gondola	27,619	11,077	38,696	4,148,610
Flat	3,420	1,485	4,905	363,566
Caboose	169	57	226	0
Other	3,375	0	3,375	172,247
Total freight cars	80,291	25,190	105,481	10,281,669

Other:
Work equipment	4,619	1,584	6,203
Vehicles	3,529	1,063	4,592
Highway trailers and
containers	881	7,397	8,278
RoadRailer®	5,570	--	5,570
Miscellaneous	1,431	10,185	11,616
Total other	16,030	20,229	36,259

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes locomotives, freight cars and units of other equipment leased from PRR.

K9

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2002.

	Year Built
						1993-	1988-	1987 &
	2002	2001	2000	1999	1998	1997	1992	Before	Total
Locomotives:
No. of units	--	160	60	147	119	420	257	1,260	2,423
% of fleet	--%	7%	2%	6%	5%	17%	11%	52%	100%

Freight cars:
No. of units	--	--	112	515	1,566	6,048	6,098	65,952	80,291
% of fleet	--%	--%	--%	1%	2%	7%	8%	82%	100%

As of Dec. 31, 2002, the average age of the locomotive fleet was 16.1 years. During 2002, 52 locomotives, the average age of which was 28.2 years, were retired. The average age of the freight car fleet at Dec. 31, 2002, was 25.9 years. During 2002, 3,013 freight cars were retired.

Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

	Annual Average Bad Order Ratio
	2002	2001	2000	1999	1998

Freight cars (excluding cabooses):
NS Rail	8.1%	6.9%	5.7%	3.7%	4.1%
Locomotives:
NS Rail	6.3%	5.8%	5.5%	5.3%	4.3%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars that were not in high demand. The ratio rose in 2000, 2001 and 2002 as a result of decreased maintenance activity. A review began in 2002 to address several hundred unserviceable, overage and commercially obsolete freight cars, which will likely result in their disposition in 2003. The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures. The ratio rose slightly in 2000 as maintenance activities were curtailed in response to a slowing economy. The elevated ratio through 2001 and 2002 reflected units out of service related to the resumption of maintenance and modification activities.

Track Maintenance - Of the approximately 38,500 total miles of track operated, NS had responsibility for maintaining about 31,000 miles of track with the remainder being operated under trackage rights. Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 141 pounds per yard. Approximately 40% of NS lines carried 20 million or more gross tons per track mile.

K10

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2002	2001	2000	1999	1998

Track miles of rail installed	235	254	390	403	429
Miles of track surfaced	5,270	3,836	3,687	5,087	4,715
New crossties installed (millions)	2.8	1.5	1.5	2.3	2.0

Microwave System - The NS microwave system, consisting of approximately 7,282 radio route miles, 442 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

Traffic Control - Of a total of 21,500 route miles operated by NS, excluding trackage rights over foreign lines, 11,511 miles are signalized, including 8,546 miles of centralized traffic control (CTC) and 2,965 miles of automatic block signals. Of the 8,546 miles of CTC, 1,895 miles are controlled by data radio originating at 148 base station radio sites.

Computers - A computer network consisting of a centralized data center in Atlanta, Georgia, and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations. Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system. Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. In addition, the computer systems are utilized to assist management in the performance of a variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

Other - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $864 million as of Dec. 31, 2002, and $895 million at Dec. 31, 2001.

Environmental Matters - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal. To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" in Part II, Item 7, "Management's Discussion and Analysis," and in Note 18 to the Consolidated Financial Statements.

EMPLOYEES - NS employed an average of 28,970 employees in 2002, compared with an average of 30,894 in 2001. The decrease reflects NS' continuous drive to operate more efficiently, accompanied by railroad retirement legislation late in 2001, which lowered the retirement age for rail employees. The approximate average cost per employee during 2002 was $54,000 in wages and $24,000 in employee benefits.

Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. See the discussion of "Labor Agreements" in Part II, Item 7, "Management's Discussion and Analysis."

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

The relaxation of economic regulation of railroads, begun over two decades ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB. Significant exemptions are TOFC/COFC (i.e., "piggyback")

K11

business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. About 80% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2003 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS will oppose efforts to reimpose unwarranted economic regulation.

COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery and consumer products. Even for raw materials, semifinished goods and work-in-process, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

NS' primary rail competitor is the CSX system; both operate throughout much of the same territory. Other railroads also operate in parts of the territory. NS also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage.

Certain marketing strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2003, relating to the executive officers.

K12

Name, Age, Present Position	Business Experience During Past Five Years

David R. Goode, 62,	Present position since September 1992.
Chairman, President and
Chief Executive Officer

L. I. Prillaman, 59,	Present position since August 1998; prior thereto was
Vice Chairman and	Executive Vice President Marketing.
Chief Marketing Officer

Stephen C. Tobias, 58,	Present position since August 1998; prior thereto was
Vice Chairman and	Executive Vice President Operations.
Chief Operating Officer

Henry C. Wolf, 60,	Present position since August 1998; prior thereto was
Vice Chairman and	Executive Vice President Finance.
Chief Financial Officer

John F. Corcoran, 62,	Present position since August 1997; prior thereto was
Senior Vice President	Vice President Public Affairs
Public Affairs

John W. Fox, Jr., 55,	Present position since April 2001. Served as Senior Vice
Senior Vice President	President Coal Marketing from December 1999 to April 1,
Coal Services	2001, and prior thereto was Vice President Coal Marketing.

James A. Hixon, 49,	Present position since February 2001. Served as Senior Vice
Senior Vice President	President Employee Relations from November 1999 to
Administration	February 2001, and prior thereto was Vice President
Taxation.

Henry D. Light, 62,	Present position since January 22, 2002. Served as Vice
Senior Vice President Law	President Law from April 2000 to January 22, 2002, and
prior thereto General Counsel Operations.

James W. McClellan, 63,	Present position since August 1998; prior thereto was Vice
Senior Vice President Planning	President Strategic Planning

Kathryn B. McQuade, 46,	Present position since April 2000. Served as Vice President
Senior Vice President	Financial Planning from August 1998 to April 2000, and
Financial Planning	prior thereto was Vice President Internal Audit.

Charles W. Moorman, 51,	Present position since February 1, 2003. Also serves as
Senior Vice President	President Thoroughbred Technology and
Corporate Services	Telecommunications, Inc. since October 1999, and prior
thereto was Vice President Information Technology.

John P. Rathbone, 51,	Present position since April 2000; prior thereto was Vice
Senior Vice President and	President and Controller
Controller

Stephen P. Renken, 59,	Present position since February 2001. Served as Vice
Senior Vice President Chief	President Information Technology September 1999 to
Information Officer	February 2001, Assistant Vice President Program
Management from December 1997 to September 1999, and
prior thereto was a consultant to NS.

K13

John M. Samuels, 59,	Present position since April 2000; Served as Vice President
Senior Vice President	Operations Planning and Budget from January 1998 to April
Operations Planning and	2000; and prior thereto was Vice President Operating Assets
Support	of Conrail.

Donald W. Seale, 50,	Present position since December 1999; prior thereto was Vice
Senior Vice President	President Merchandise Marketing.
Merchandise Marketing

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

(Unaudited)

The Common Stock of Norfolk Southern Corporation, owned by 51,418 stockholders of record as of Dec. 31, 2002, is traded on the New York Stock Exchange with the symbol NSC. The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2002 and 2001 (prices quoted in fractions have been rounded to the nearest cent).

	Quarter
2002	1st	2nd	3rd	4th
Market price
High	$26.98	$24.45	$23.90	$22.54
Low	18.26	19.85	17.20	18.70
Dividends per share	$0.06	$0.06	$0.07	$0.07

2001	1st	2nd	3rd	4th
Market price
High	$18.90	$24.11	$22.60	$19.88
Low	13.63	15.80	13.41	15.19
Dividends per share	$0.06	$0.06	$0.06	$0.06

K14

Item 6. Selected Financial Data.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

1998-2002

	2002	2001	2000(1)	1999(2)	1998
	($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues	$6,270	$6,170	$6,159	$5,242	$4,254
Railway operating expenses	5,112	5,163	5,526	4,524	3,202
Income from railway operations	1,158	1,007	633	718	1,052

Other income – net	66	99	168	164	309
Interest expense on debt	518	553	551	531	516
Income from continuing operations
before income taxes	706	553	250	351	845

Provision for income taxes	246	191	78	112	215
Income from continuing operations	460	362	172	239	630

Discontinued operations (3)	--	13	--	--	104
Net income	$460	$375	$172	$239	$734

PER SHARE DATA
Net income – basic	$1.18	$0.97	$0.45	$0.63	$1.94
Net income – diluted	$1.18	$0.97	$0.45	$0.63	$1.93
Dividends	$0.26	$0.24	$0.80	$0.80	$0.80
Stockholders' equity at year end	$16.71	$15.78	$15.16	$15.50	$15.61

FINANCIAL POSITION
Total assets	$19,956	$19,418	$18,976	$19,250	$18,180
Total long-term debt, including
current maturities	$7,364	$7,632	$7,636	$8,059	$7,624
Stockholders' equity	$6,500	$6,090	$5,824	$5,932	$5,921

OTHER
Capital expenditures	$695	$746	$731	$912	$1,060

Average number of shares outstanding
(thousands)	388,213	385,158	383,358	380,606	378,749
Number of stockholders at year end	51,418	53,042	53,194	51,123	51,727
Average number of employees:
Rail	28,587	30,510	33,344	30,897	24,185
Nonrail	383	384	394	269	115
Total	28,970	30,894	33,738	31,166	24,300

(1)	2000 operating expenses include $165 million in work-force reduction costs for early retirement and separation programs. These costs reduced net income by $101 million, or 26 cents per diluted share.
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

K15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Five-Year Financial Review.

SUMMARIZED RESULTS OF OPERATIONS

2002 Compared with 2001

Net income was $460 million in 2002, up $85 million, or 23%. Results in 2001 included a $13 million gain from discontinued operations related to the 1998 sale of NS' former motor carrier subsidiary (see Note 17). Excluding that gain from 2001's results, net income was up $98 million, or 27%, in 2002. The improvement was primarily the result of a $151 million, or 15%, increase in income from railway operations.

Diluted earnings per share were $1.18, up 22%. Excluding the discontinued operations gain, diluted earnings per share increased 26%.

2001 Compared with 2000

Net income in 2001 was $375 million, up 118%. Income from continuing operations, which excludes the $13 million discontinued operations gain, was $362 million, up 110%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced income from continuing operations by $101 million, or 26 cents per diluted share. Excluding these costs, income from continuing operations increased $89 million, or 33%, in 2001. The improvement resulted from higher income from railway operations, which was up $209 million, or 26%, that more than offset lower nonoperating income, which was down $69 million (see Note 3).

Diluted earnings per share were 97 cents, up 116%. Diluted earnings per share from continuing operations were 94 cents, up 109%. Excluding the work-force reduction costs in 2000, diluted earnings per share from continuing operations were up 32%.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $6.3 billion in 2002, and $6.2 billion in both 2001 and 2000. The following table presents a three-year comparison of revenues by market group.

K16

Revenues by Market Group

	2002	2001	2000
	($ in millions)
Coal	$1,441	$1,521	$1,435
General merchandise:
Automotive	961	885	921
Chemicals	769	752	756
Metals/construction	692	674	689
Agriculture/consumer products/
government	623	603	609
Paper/clay/forest	603	612	630
General merchandise	3,648	3,526	3,605
Intermodal	1,181	1,123	1,119
Total	$6,270	$6,170	$6,159

In 2002, revenues increased 2%, as a 3% rise in general merchandise revenues coupled with a 5% improvement in intermodal revenues offset a 5% decline in coal revenues. All but one of the general merchandise market groups (paper, clay and forest products) posted increases over 2001. As shown in the following table, most of the revenue improvement was the result of higher traffic volumes. The favorable revenue per unit/mix variance was driven by higher average revenue per unit, offset in part by the effects of unfavorable changes in the mix of traffic.

Revenue Variance Analysis
Increases (Decreases)

	2002 vs. 2001	2001 vs. 2000
	($ in millions)

Volume	$89	$(200)
Revenue per unit/mix	11	211
Total	$100	$11

In 2001, revenues fell for all the general merchandise market groups. However, a 6% increase in coal revenues offset the effects of the lower general merchandise revenues. Revenue per unit increased in all market groups, principally due to rate increases, use of higher-capacity equipment and favorable changes in the mix of traffic.

COAL tonnage decreased 4% in 2002 and revenues declined 5%. Revenue per unit declined slightly, reflecting unfavorable changes in the mix of traffic (more shorter-haul business) that offset the effects of rate increases and gains in tonnage per car. Coal, coke and iron ore represented 23% of total railway operating revenues in 2002, and 84% of NS' coal shipments originated on lines it operates.

In 2001, coal tonnage increased 2%, and revenues improved 6%. Revenue per unit increased 6%, a result of rate increases, including lower volume-related refunds on export coal shipments, gains in tonnage per car and favorable changes in the mix of traffic (less shorter-haul business).

K17

Total Coal, Coke and Iron Ore Tonnage

	2002	2001	2000
	(In millions of tons)

Utility	128	133	119
Export	11	14	20
Domestic metallurgical	21	20	25
Other	10	11	11
Total	170	178	175

Utility coal tonnage decreased 3% in 2002, a result of lower demand that reflected the weak economy, high coal stockpile levels entering the year, mild temperatures in the first quarter, reduced stockpile targets set by utility companies and increased generation from new natural gas-fired plants. Licensing requirements for these new plants resulted in additional generation that temporarily displaced coal-fired generation.

In 2001, utility coal traffic increased 11%, reflecting higher demand for coal-fired electricity and the effects of very high natural gas prices early in the year. High demand for coal, a volatile market for natural gas and production problems at a number of large mines in the East late in 2000 combined to increase demand somewhat early in 2001 with a resulting increase in coal prices. Utility coal traffic volume also benefited somewhat from the shifting of coal that traditionally would have been bound for export to the domestic market.

Two of NS' utility customers, Duke Energy (Duke) and Carolina Power and Light (CP&L), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for the transportation of coal to their solely served power plants are unreasonable. NS is disputing these allegations. Since January 1, 2002, in the case of Duke and since April 1, 2002, in the case of CP&L, NS has been billing and collecting amounts from the customers based on the challenged tariff rates. Management expects that the resolution of these cases, which is anticipated to occur in 2003, will not have a material effect on NS' financial statements.

The near-term outlook for utility coal remains positive. Coal-fired generation remains the lowest cost marginal source of electricity. Coal plant generation should continue to track the U.S. economy, and management expects that utilities will use coal-fired plants to meet increased demand because of coal's low cost. As always, demand will be influenced by the weather. In addition, while the price of natural gas can affect demand for utility coal, its higher price and volatility may improve the long-term competitive position of coal-fired generation.

Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposed more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000. Many of the mines served by NS produce coals that satisfy Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS-served utilities, as well as implementation of sulfur dioxide emission control systems at many NS-served plants, should continue to provide a market for other NS-served mines.

While the Phase II impact on NS utility coal has been minimal, there are a number of other evolving environmental issues that have the potential to increase or ease cost pressures on the utility coal market, depending upon their outcome. These include a potential new national energy policy, proposed multi-pollutant legislation, a proposed new rule concerning "new source review," the impending mercury emissions standard and the fate of U.S. participation in the Kyoto Protocol.

K18

Although impending developments with these environmental issues could potentially increase cost pressures on coal-fired generation, the outlook remains positive for maintaining coal's position in the power generation mix for regions served by NS. However, different developments with these issues could actually ease cost pressures on coal-fired generation, further strengthening coal's position.

The 1999 decision by a federal district court judge in West Virginia holding that some common mountaintop mining practices in the coal industry are illegal was overturned in April 2001 by the U.S. Fourth Circuit Court of Appeals. In January 2002, the U.S. Supreme Court refused to hear an appeal of the case. In May 2002, the same district court judge made a similar ruling in a different case in which NS had again intervened. In January 2003, this ruling also was overturned by the Fourth Circuit Court of Appeals.

Export coal tonnage declined 18% in 2002. Steam coal exports through Baltimore declined 4%, and export metallurgical coals through Norfolk declined 22%. During the first half of 2002, demand for U.S. coal was soft as international buyers focused their purchases toward other, lower-priced sources. Market uncertainty resulted in late contract settlements and delayed shipments. Late in 2002, demand for U.S. coking coals increased, reflecting a shift in the market as exports from China, Australia and Poland declined. As a result, shipments through Norfolk increased in the fourth quarter.

In 2001, export coal tonnage decreased 30%. The rapid rise of domestic utility coal prices early in the year enticed many foreign-market suppliers to place much of their 2001 production in the domestic utility markets. In addition, production difficulties at several large NS-served mines and flooding in West Virginia in July significantly reduced the supply of low volatility coal. The combination of these factors resulted in most of the decline in shipments of export coal. Steam coal exports through Baltimore declined 32%, and export metallurgical coals through Norfolk declined by 30%. Demand for steam coal to export strengthened in the last half of 2001; however, strong U.S. demand limited NS' participation in this market. Demand for coking coal to export continued to soften, as steel production moved from traditional NS markets in Europe to Asia, which in recent years has been supplied by Australian or Canadian coals.

It is expected that export coal tonnage will continue to be limited by supply and subject to the fluctuations of the world market. The increase in demand for U.S. coals seen in the fourth quarter of 2002 has continued into the first quarter of 2003, and early indications are that these market forces should remain in place as contracts are settled in the spring for the coming year. Should these market forces continue, U.S. coal export volumes could recover somewhat. However, the inherent volatility and uncertainties in this market make predictions especially vulnerable.

Domestic metallurgical coal, coke and iron ore tonnage increased 5% in 2002, reflecting higher U.S. steel production that was aided by the imported steel tariff program implemented in 2002. In addition, continued strong vehicle production resulted in demand for steel.

In 2001, domestic metallurgical coal, coke and iron ore tonnage decreased 18% due to a decline in the market for domestic steel. The softening economy and an increase in steel imports drastically cut blast furnace production, sharply reducing the demand for coking coal, iron ore and coke. The increase in imported steel also resulted in lower prices that put pressure on the U.S. steel industry and led to plant closures and bankruptcies that included some NS customers.

Domestic metallurgical coal, coke and iron ore traffic is expected to continue to experience modest gains during the two-year life of the import tariffs. However, long-term demand is expected to decline, reflecting advanced technologies that allow production of steel using less coke.

K19

Other coal tonnage, principally steam coal shipped to manufacturing plants, decreased 14% in 2002, but increased 6% in 2001. The decline in 2002 was primarily the result of the weak economy. The gain in 2001 resulted from new and increased business from industrial customers.

GENERAL MERCHANDISE traffic volume (carloads) increased 2% in 2002, and revenues increased 3%, principally due to a 9% improvement in automotive revenues. In 2001, traffic volume decreased 7%, and revenues decreased 2%, reflecting the effects of a weak economy.

Automotive traffic volume increased 7%, and revenues increased 9% in 2002, principally due to a rise in vehicle production and new business. Revenue per unit increased 2%, reflecting some pricing improvements, extended length of haul, special ancillary services and the settlement of a disputed charge.

In 2001, automotive traffic volume decreased 10%, and revenues declined 4%, principally due to a 10% drop in vehicle production. Revenue per unit increased 7%, principally due to rate increases, efficiencies gained from the redesign of the mixing center network and use of higher capacity equipment.

Automotive revenues in 2003 are expected to be lower than those of 2002. Light vehicle production is predicted to be down slightly, and NS' largest automotive customer has announced a 5% decrease in first quarter 2003 production.

Chemicals traffic volume increased slightly, and revenues increased 2% in 2002. Higher traffic volume for plastics and a small increase for miscellaneous chemicals offset a decline for petroleum products. Demand for plastics was supported by increases in light vehicle production and housing starts. Traffic volume also benefited from increased shipments through NS' Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on NS-served lines. Revenue per unit increased as a result of a favorable change in the mix of traffic (more higher-rated business) and market-driven rate increases.

In 2001, chemicals traffic volume decreased 5%, and revenues decreased 1%. The weak economy depressed shipments of petroleum, plastics, industrial and miscellaneous chemicals. These declines were partially offset by new business through NS' TBT facilities. Revenue per unit increased due to higher rates and a favorable change in the mix of traffic (more longer-haul moves).

Chemicals revenues are expected to improve in 2003, supported by a recovering economy, new business and improved revenue per unit.

Metals and construction traffic volume increased 2%, and revenues improved 3% in 2002, reflecting improvement in the steel industry, which was aided by the two-year imported steel tariff program implemented in 2002. Metals volume benefited from resumption of production at some mills that closed in 2001 and increased volume from new mills. Construction traffic declined, primarily as a result of reductions in highway projects due to state government budget pressures.

In 2001, metals and construction traffic volume decreased 7%, and revenues declined 2%, reflecting weakness in the steel and construction industries. The steel industry recession, which began in 2000, resulted in excess capacity and the closing of numerous steel mills. Revenue per unit increased due to higher rates and favorable changes in the mix of traffic.

Metals and construction revenues are expected to continue to benefit from added production along NS' lines, although further consolidation in the steel industry is expected. Construction markets may benefit from new business from stone quarries and cement terminals in the Southeast.

Agriculture, consumer products and government traffic volume decreased slightly in 2002, but revenues increased 3%. Traffic volume increases for corn, food products and beverages largely offset declines for soybeans and feed. Corn volume benefited from increased shipments from the Midwest to

K20

drought-stricken areas in the East. The increase for food products was primarily the result of new business. Soybean and feed volumes were adversely affected by lower domestic and export demand. Revenue per unit increased because of higher rates, increased length of haul and favorable changes in the mix of traffic.

In 2001, agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 1%, primarily due to reduced shipments of fertilizer. This decline was due to soft farm demand, record high natural gas prices early in the year (which curtailed production of certain fertilizers) and increased imports. This was mitigated by traffic volume increases for grain, flour and canned goods. The revenue per unit increase was primarily due to favorable changes in the mix of traffic.

Agriculture, consumer products and government revenues in 2003 are expected to continue to benefit from higher corn, fertilizer and food product volume. Fertilizer volumes may be favorably affected by the reopening of a large phosphate fertilizer plant.

Paper, clay and forest products traffic volume declined 3%, and revenues decreased 1%, in 2002, primarily due to continued weakness in the paper market, especially in the first half of the year. Traffic volume improved later in the year as the paper market strengthened. In addition, NS gained business from conversion of truck shipments to rail and from continued strength in housing starts. Revenue per unit benefited from rate increases and a decline in shorter-haul business.

In 2001, paper, clay and forest products traffic volume declined 8%, and revenues decreased 3%, primarily due to a weakened paper market. Paper shipments were adversely affected by reduced production at many NS-served paper mills, a result of sluggish newspaper advertising and soft demand for paper. Lumber traffic began the year weak, improved in late summer, but softened late in the year due to short-term weakness in housing starts. Revenue per unit increased principally due to higher rates.

Paper, clay and forest products revenues are expected to improve slightly in 2003 as a result of a recovering economy, service improvements and new business.

INTERMODAL traffic volume increased 6%, and revenues increased 5%, in 2002. Volume growth was principally the result of new and improved services that resulted in new business, including the conversion of truck business to rail. International traffic, which accounts for about half of intermodal volume, increased 10%, supported by growth in trade activity and new business, including the conversion of over-the-road traffic. Domestic shipments grew 6%, primarily because of new business gained from the conversion of truck shipments. Triple Crown Services Company (TCS) volume increased 4%. Revenue per unit declined as a result of an increase in shorter-haul business and the absence of fuel surcharges that were in place in 2001, which were partially offset by some rate increases.

In 2001, intermodal traffic volume decreased 1%, but revenues increased slightly. Domestic traffic volume was up in the first half of the year, but demand increasingly weakened as the year progressed, which eroded NS' base of traffic. New business supported by the opening of three new terminals and other initiatives mitigated the effects of the weakened economy. International traffic grew slightly as U.S. imports slowed with the economy. TCS traffic volume increased 1% despite economic conditions, as it continued to provide reliable, trucklike service. Intermodal revenue per unit dropped later in the year, reflecting the expiration of fuel surcharges that were implemented late in 2000 and the introduction of new shorter-haul business.

In 2003, intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail.

K21

Railway Operating Expenses

Railway operating expenses decreased 1% in 2002, while carloads increased 1%. In 2001, railway operating expenses declined 7%. However, expenses in 2000 included $165 million of costs related to actions taken to reduce the size of the work force. Excluding these costs, railway operating expenses decreased 4% in 2001, while carloads dropped 3%.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 81.5% in 2002, compared with 83.7% in 2001 and 87% in 2000 (excluding the work-force reduction costs, which increased the ratio 2.7 percentage points). Both declines primarily resulted from gains in efficiency, although 2002 also benefited from higher traffic volume, and 2001 benefited from increased revenue per unit. The efficiency gains in 2002 were principally the result of the implementation of a new operating plan that emphasizes adherence to a schedule and reductions in service variability. These improvements came despite a continuing change in the mix of traffic (more resource-intensive traffic, such as automotive and intermodal, coupled with the decrease in export coal traffic).

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2002 vs. 2001	2001 vs. 2000
	($ in millions)

Compensation and benefits*	$8	$(220)
Materials, services and rents	13	(1)
Conrail rents and services	(9)	(57)
Depreciation	1	11
Diesel fuel	(70)	(66)
Casualties and other claims	28	1
Other	(22)	(31)
Total	$(51)	$(363)

* Includes $165 million of work-force reduction costs in 2000.

Compensation and benefits represented 40% of total railway operating expenses and increased slightly in 2002. Higher wage rates, reduced pension income (see Note 11) and increased health and welfare benefits costs more than offset savings from reduced employment levels and lower payroll taxes (see the discussion of the Railroad Retirement and Survivors' Improvement Act, below). Medical costs are expected to continue to increase in 2003, a result of higher costs for active employees and an increase in the expected inflation related to postretirement benefits.

In 2001, compensation and benefits decreased 10%; however, this comparison reflects the $165 million of work-force reduction costs in 2000. Excluding those costs, compensation and benefits decreased 3%, primarily a result of savings attributable to the reduced size of the work force, which were somewhat offset by higher wages and benefit costs for union employees, higher incentive compensation and reduced pension income.

The Railroad Retirement and Survivors' Improvement Act, which took effect on Jan. 1, 2002, provides for a phased reduction of the employers' portions of Tier II Railroad Retirement payroll taxes. The phase-in calls for a reduction from 15.6% in 2002 to 14.2% in 2003 and 13.1% in 2004. In addition, the supplemental annuity tax was eliminated. These changes resulted in an estimated $21 million reduction in payroll taxes in 2002 and are expected to result in savings of $20 million in 2003, compared with 2002. However, these

K22

savings are expected to be offset by an increase in the railroad unemployment tax rate, higher payroll taxes on increased wages and a higher wage base. The new law allows for investment of Tier II assets in a diversified portfolio through the newly established National Railroad Retirement Investment Trust. The law also provides a mechanism for automatic adjustment of future Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.

Materials, services and rents includes items used for the maintenance of the railroad's lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 1% in 2002 and decreased slightly in 2001.

The increase in 2002 was the result of higher volume-related expenses for automotive and intermodal traffic, increased material costs for locomotives, higher expenses for roadway and bridge repairs and increased derailment costs. These higher costs were largely offset by a significant reduction in equipment rents. In 2001, the effects of lower equipment rents were largely offset by higher costs for purchased services, including expenses for software, consulting and legal fees.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, decreased 14% in 2002 and 11% in 2001. The decline in 2002 was principally the result of continued improvement in cycle times, reflecting efficiency gains and, for intermodal equipment, service design and process changes implemented during the year. The decrease in 2001 was primarily due to shorter car cycle times that resulted in fewer car days on line and fewer freight car and locomotive leases.

Locomotive repair costs increased in 2002 and 2001, principally due to renewed maintenance activity, which is expected to continue into 2003. Freight car maintenance costs, which were relatively flat in 2002, are also likely to increase in 2003, as it is expected that the economy will recover and more freight cars are due for maintenance.

Conrail rents and services decreased 2% in 2002 and 12% in 2001. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas. Also included is NS' equity in Conrail's net earnings, plus the additional amortization related to the difference between NS' investment in Conrail and its underlying equity (see Note 2). Both declines reflected higher Conrail earnings and lower expenses in the Shared Assets Areas (see "Conrail's Results of Operations, Financial Condition and Liquidity," below).

Depreciation expense was up slightly in 2002 and increased 2% in 2001. Substantial levels of capital spending affected both years; however, depreciation expense in 2002 benefited from lower rates implemented early in the year following completion of a periodic study (see Note 1, "Properties," for NS' depreciation policy).

Diesel fuel expenses decreased 17% in 2002 and 14% in 2001. The decline in 2002 reflected a 16% drop in the average price per gallon and slightly lower consumption. Expenses in 2002 included a $10 million benefit from the hedging program initiated in the second quarter of 2001 (see "Market Risks and Hedging Activities," below and Note 16). The decrease in 2001 was the result of an 8% drop in consumption and a 7% decline in the average price per gallon. Expenses in 2001 included $8 million of cost related to the hedging program. NS expects diesel fuel prices to be higher in 2003.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 20% in 2002, but only slightly in 2001. The increase in 2002 reflected adverse personal injury claims development as indicated by an actuarial study and higher expenses for loss and damage to lading, as well as higher insurance and environmental remediation costs.

K23

The largest component of casualties and other claims expense is personal injury costs. In 2002, cases involving occupational injuries comprised about 30% of the total employee injury cases settled and 24% of the total settlement payments made. Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time. Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades. NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.

The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers' Liability Act (FELA), which is applicable only to railroads. This law, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.

NS, like many other businesses in the U.S., has experienced difficulty obtaining property and casualty insurance at reasonable terms since the September 11 terrorist attacks. Thus far, NS has been successful in maintaining a substantial amount of commercial insurance for third-party personal injury, property damage and FELA claims that exceed the self-insured retention. However, both the cost of this commercial insurance and the amount of risk that NS retains through self-insurance has more than doubled since the attacks.

Other expenses decreased 10% in 2002 and 13% in 2001. The decline in 2002 reflected lower expenses for property and sales and use taxes. The decrease in 2001 was principally the result of lower bad debt costs, reduced franchise and property taxes, and lower travel and employee-relocation expenses.

Other Income – Net

Other income – net was $66 million in 2002, $99 million in 2001 and $168 million in 2000 (see Note 3). The decline in 2002 was primarily the result of higher interest accruals on federal income tax liabilities, lower gains from the sale of properties and investments, and the absence of a $13 million gain from a nonrecurring settlement that benefited 2001. These reductions were partially offset by reduced discount from the sales of receivables (due to a lower amount of receivables sold and a lower interest rate environment, which favorably affects the amount of discount). The reduction in 2001 resulted from the absence of $101 million of gains that occurred in 2000 related to the sale of timber rights and gas and oil royalty and working interests. This was somewhat offset by lower interest accruals on federal income tax liabilities and the $13 million nonrecurring settlement gain. Results in 2001 also included an $18 million gain from a large property sale that closed in December.

Income Taxes

Income tax expense in 2002 was $246 million for an effective rate of 35%, compared with effective rates of 35% in 2001 and 31% in 2000. Excluding the equity in Conrail's after-tax earnings, the effective rates were 38% in 2002 and 2001 and 34% in 2000.

The effective rates in 2002 and 2001 were higher than that of 2000, primarily due to dispositions of tax benefits related to coal-seam gas properties. The effective rates in all three years benefited from favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, 2000 benefited from investments in coal-seam gas properties. The 2003 effective rate may benefit from the resolution of various tax audits.

In March 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law and began providing immediate tax incentives for business. A 30% additional first-year depreciation allowance was a primary element of this legislation. This depreciation incentive continues for three years, and during these years the resulting acceleration of tax depreciation deductions will improve cash flow by reducing current tax expense and increasing deferred tax expense by significant amounts.

K24

Discontinued Operations

Income from discontinued operations in 2001 consisted of a $13 million after-tax gain related to the sale of NS' motor carrier subsidiary (see Note 17).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $803 million in 2002, compared with $654 million in 2001 and $1.3 billion in 2000. In 2002, the improvement was the result of higher income from railway operations and favorable changes in working capital, which were offset, in part, by fewer accounts receivable sold (see Note 5). Receivable sales declined $270 million in 2002 and $88 million in 2001. The significant decline in operating cash flow in 2001 reflects the commencement in 2000 of the accounts receivable sales program. Excluding the infusion of cash in 2000 from the start of this program, operating cash flow declined by $300 million in 2001. The decrease primarily resulted from an $88 million reduction in the amount of accounts receivable sold, higher tax payments including amounts applicable to prior years, an increase in telecommunication receivables, bonus payments in 2001 (no such payments in 2000) and the timing of payrolls.

A significant portion of payments made to PRR (which are included in "Conrail Rents and Services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $212 million in 2002 and $250 million in 2001.

NS' working capital deficit was $554 million at Dec. 31, 2002, compared with $1.3 billion at Dec. 31, 2001. The decline resulted principally from the change in the terms of the note under which NS borrows funds from a subsidiary of PRR (see Note 2) and a reduction in the amount of debt due within one year. Debt due in 2003 is expected to be paid using cash generated from operations (including sales of accounts receivable) and cash on hand.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. During 2002, the amount of receivables NS could sell under this program ranged from $368 million to $421 million, and the amount of receivables NS sold ranged from $30 million to $400 million. Moreover, NS has the capability to issue up to $1 billion of commercial paper (see Note 8); however, reductions in its credit ratings could limit NS' ability to access the commercial paper markets (see also the discussion of financing activities, below).

NS expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on a view that the economy will remain flat for the first half of 2003 and resume growth in the third and fourth quarters.

K25

Contractual obligations at Dec. 31, 2002, related to NS' long-term debt (including capital leases), operating leases, agreements with CRC, unconditional purchase obligations and other long-term obligations are as follows:

			2004-	2006-	2008 and
	Total	2003	2005	2007	Subsequent
	($ in millions)

Long-term debt and
capital leases	$7,364	$358	$856	$1,153	$4,997
Operating leases	880	113	166	115	486
Agreements with CRC	748	30	65	68	585
Unconditional purchase
obligations	164	164	--	--	--
Other long-term obligations	38	8	16	14	--
Total	$9,194	$673	$1,103	$1,350	$6,068

NS also has contractual obligations to PRR as disclosed in Note 2. However, NS has the ability to borrow back funds from PRR to the extent they are not needed to fund contractual obligations at Conrail. As an indirect owner of Conrail, NS may need to make capital contributions, loans or advances to Conrail to fund its contractual obligations. The following table presents 58% of Conrail's contractual obligations for long-term debt (including capital leases) and operating leases. Conrail has no unconditional purchase or other long-term obligations.

			2004-	2006-	2008 and
	Total	2003	2005	2007	Subsequent
	($ in millions)

Long-term debt and
capital leases	$684	$33	$62	$62	$527
Operating leases	327	32	64	62	169
Total	$1,011	$65	$126	$124	$696

NS also has two transactions not included in the balance sheets or in the previous table of its contractual obligations consisting of an accounts receivable sale program (see Note 5) and an operating lease covering 140 locomotives (see Note 9).

Under the accounts receivable sale program, NS sells without recourse undivided ownership interests in a pool of accounts receivable to two unrelated buyers. NS has no ownership interest in the buyers. The buyers issued debt to fund their initial purchase, and NS used the proceeds it received from the initial purchase primarily to pay down its outstanding debt. NS has no obligation related to the buyers' debt, and there is no existing obligation to repurchase sold receivables. Upon termination of the program, the buyers would cease purchasing new receivables and would retain collections related to the previously sold receivables (see Note 5).

The operating lease covering the 140 locomotives is renewable annually at NS' option and expires in 2008. The lessor is a special-purpose entity formed to enter into this transaction, but it is not related to NS and its owner has a substantive residual equity capital investment at risk in the entity. The lessor owns the locomotives and issued debt to finance their purchase. NS has no obligation related to the debt. NS has the option to purchase the locomotives, but also can return them to the lessor. The return provisions of the lease are not so onerous as to preclude this option. If NS does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS does not expect to be required to make any payments

K26

under this provision (see Note 9). As the primary beneficiary of the business of the lessor, effective

Jan. 1, 2003, NS consolidated the assets (locomotives) and liabilities (debt) of this special-purpose entity when it implemented Financial Accounting Standards Board Interpretation No. 46 (see "New Accounting Pronouncement" on page K34).

Cash used for investing activities increased 12% in 2002 and 3% in 2001. Property additions, which account for most of the recurring spending in this category, were down 8% in 2002, following a 2% increase in 2001. Property sales were significantly lower in 2002, which resulted in the net increase in cash used for investing activities despite the reduction in capital spending. The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2002	2001	2000	1999	1998
	($ in millions)

Road	$519	$505	$557	$559	$612
Equipment	174	233	146	349	442
Other property	2	8	28	4	6
Total	$695	$746	$731	$912	$1,060

Capital expenditures (which in 2002 included $6 million of capitalized leases) decreased 7% in 2002, but increased 2% in 2001. The decline in 2002 reflected lower spending for intermodal facilities, as NS completed in 2001 several significant projects that expanded the capacity of the intermodal network. Higher spending on track program work was offset by fewer locomotive purchases (50 in 2002 compared with 100 in 2001). Outlays in 2001 included amounts for locomotive purchases (no such purchases were made in 2000 as locomotives were leased) that were somewhat offset by lower expenditures for freight car purchases and roadway projects. In 2002, 2001 and 2000, spending for road included fiber-optic infrastructure (see "Telecommunications Subsidiary," below).

Track Structure Statistics (Capital and Maintenance)

	2002	2001	2000	1999	1998

Track miles of rail installed	235	254	390	403	429
Miles of track surfaced	5,270	3,836	3,687	5,087	4,715
New crossties installed (millions)	2.8	1.5	1.5	2.3	2.0

Average Age of Owned Railway Equipment

	2002	2001	2000	1999	1998
			(years)
Freight cars	25.9	25.4	24.6	23.8	23.6
Locomotives	16.1	15.7	16.1	15.4	15.4
Retired locomotives	28.2	22.4	24.5	22.7	20.6

The table above excludes equipment leased from PRR (see Note 2), which comprises 17% of the freight car fleet and 25% of the locomotive fleet.

Through its coal car rebody program, which was suspended in 2000, NS converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.

K27

For 2003, NS has budgeted $798 million for capital expenditures. The anticipated spending includes $499 million for roadway projects, of which $383 million is for track and bridge program work. Also included are projects for communications, signal and electrical systems, as well as projects for environmental and public improvements such as grade crossing separations and signal upgrades. Other roadway projects include marketing and industrial development initiatives, including increasing track capacity and access to coal receivers and vehicle production and distribution facilities, and continuing investments in intermodal infrastructure. Equipment spending of $246 million includes the purchase of 100 locomotives and upgrades to existing units, improvements to multilevel automobile racks, and projects related to computers and information technology, including additional security and backup systems.

Cash used for financing activities in 2002 was $150 million. Financing activities provided cash of $151 million in 2001 and used cash of $798 million in 2000. The comparisons reflect a net reduction of debt in 2002, a net increase in 2001 and a net reduction in 2000. The comparison in 2001 also reflected the effects of the reduction to the dividend in January 2001. Financing activities include loan transactions with a subsidiary of PRR that resulted in net borrowings of $212 million in 2002 and $250 million in 2001 and net repayments of $72 million in 2000 (see Note 2). Excluding these borrowings, debt was reduced $303 million in 2002, $20 million in 2001 and $422 million in 2000. The net reduction of debt in 2000 was accomplished in part with the proceeds from the sale of accounts receivable. NS' debt-to-total capitalization ratio (excluding notes payable to the PRR subsidiary) at year end was 53.1% in 2002 and 55.6% in 2001.

NS currently has in place a $1 billion, five-year credit agreement, which provides for borrowings at prevailing rates and includes financial covenants (see Note 8).

NS has outstanding $717 million of its 7.05% notes due May 1, 2037. Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004. NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004. NS expects to be able to redeem any such notes using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them. Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 11). These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality. In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value. Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance). Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities.

K28

NS' net pension benefit, which is included in "Compensation and benefits" on its Consolidated Income Statement, was $79 million for the year ended Dec. 31, 2002. In recording this amount, NS assumed a long-term investment rate of return of 9%, compared with the 10% rate used in the previous two years. Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been in excess of 10%. A one percentage point change to this rate of return assumption would result in a $20 million change to the pension credit and, as a result, an equal change in "Compensation and benefits" expense. Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS' net pension benefit or net pension asset in the future. The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

NS' net cost for other postretirement benefits, which is also included in "Compensation and benefits," was $34 million for the year ended Dec. 31, 2002. In recording this expense and valuing the net liability for other postretirement benefits, which is included in "Other benefits" as disclosed in Note 11, management estimated future increases in health-care costs. These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

Properties and Depreciation

Most of NS' total assets are comprised of long-lived railway properties (see Note 6) and its investment in Conrail (see Note 2). Most of Conrail's assets are long-lived railway properties. As disclosed in Note 1, NS' properties are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross-ton miles. Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives. NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value. NS is amortizing the excess of the purchase price paid for its investment in Conrail over its share of Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's properties.

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement. These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers. These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices. NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense. The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property. NS' "Depreciation expense" for the year ended Dec. 31, 2002, amounted to $515 million. NS' weighted-average depreciation rates for 2002 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would result in a $17 million increase (or decrease) to NS' depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS' expense for "Casualties and other claims" amounted to $171 million for the year ended Dec. 31, 2002. Most of this expense was composed of NS' accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned "Casualties and other claims" on page K23). NS engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year. The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements. The actuary also takes into account outside influences considered pertinent. The study uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims. NS has recorded this actuarially determined liability. The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting

K29

actuary and management in the periodic studies. Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known. The most recent actuarial study was performed as of June 30, 2002, and resulted in an increase to NS' personal injury liability during the third quarter. While the liability recorded is supported by the most recent study, it is reasonably possible that the liability could be higher or lower.

NS is subject to various jurisdictions' environmental laws and regulations.  It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably (see Note 18). Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates. NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $15 million in 2002, $12 million in 2001, and $11 million in 2000, and capital expenditures totaled approximately $10 million in each of 2002, 2001 and 2000. Capital expenditures in 2003 are expected to be comparable to those in 2002.

NS' balance sheets included liabilities for environmental exposures in the amount of $29 million at Dec. 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 114 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 114 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability. NS estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site. As a result, it is not practical to quantitatively discuss the effects of changes in these many assumptions and judgments. NS has consistently applied its methodology of estimating its environmental liabilities.

The risk of incurring environmental liability – for acts and omissions, past, present and future – is inherent in the railroad business.  Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize.  In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.  Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other now-unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

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

K30

Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability, if any, is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to recorded liability will be reflected in expenses in the periods in which such adjustments are known.

Income Taxes

NS' net deferred tax liability totaled $3,010 million at Dec. 31, 2002 (see Note 4). This liability is estimated based on the expected future tax consequences of items recognized in the financial statements. After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns. For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. NS has only a $24 million valuation allowance on $592 million of deferred tax assets as of Dec. 31, 2002, reflecting the expectation that most of these assets will be realized. For 2002, 2001 and 2000, the effective tax rates, excluding NS' equity in Conrail's earnings, were 38%, 38% and 34%, respectively. For every 1/2% change in the 2002 effective tax rate, net income would have changed by $4 million.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's net income was $180 million in 2002, compared with $174 million in 2001 and $170 million in 2000 (see Note 2). The increase in 2002 was primarily the result of a favorable federal tax settlement. The improvement in 2001 reflected lower casualties and other claims expenses, a favorable adjustment to state income tax reserves and environmental and insurance settlements in Conrail's favor. These positive items were offset in part by the absence of significant gains from the sale of property.

Conrail's operating revenues were $893 million in 2002, $903 million in 2001 and $985 million in 2000. Both decreases resulted from the expiration of certain equipment leases and lower operating fees, largely because of reduced operating costs in the Shared Assets Areas. The decline in 2001 also reflected lower revenues at Conrail's Indiana Harbor Belt subsidiary.

Conrail's operating expenses were $623 million in 2002, $639 million in 2001 and $749 million in 2000. The decrease in 2002 reflected lower expenses for materials, services and rents and compensation and benefits, which were offset, in part, by higher costs for casualties and other claims. The decline in 2001 was primarily due to lower expenses for materials, services and rents; casualties and other claims; and compensation and benefits.

Conrail's cash provided by operations decreased $79 million, or 16%, in 2002, and increased $140 million, or 39%, in 2001. The decline in 2002 was primarily the result of the absence of two items that benefited 2001: a $50 million cash payment for transferring to a third party certain rights to license, manage and market signboard advertising on Conrail's property for 25 years and proceeds from a favorable insurance settlement. This was offset, in part, by favorable changes in working capital. The increase in 2001 was largely the result of the two unusual items discussed above. Cash generated from operations is Conrail's principal source of liquidity and is primarily used for debt repayments and capital expenditures. Debt repayments totaled $59 million in 2002 and $61 million in 2001. Capital expenditures totaled $23 million in 2002 and $47 million in 2001.

K31

Conrail had a working capital deficit of $29 million at Dec. 31, 2002, compared with working capital of $438 million at Dec. 31, 2001, which included $687 million of amounts receivable from NS and CSX. Conrail is not an SEC registrant and, therefore, presently cannot issue any publicly traded securities. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

NS' equity in earnings of Conrail, net of amortization, was $54 million in 2002, $44 million in 2001 and $21 million in 2000. NS' other comprehensive loss for 2002 and 2001, as shown in the Consolidated Statement of Changes in Stockholders' Equity, included $34 million and $41 million, respectively, for its portion of Conrail's other comprehensive loss (see Note 13).

OTHER MATTERS

Telecommunications Subsidiary

NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. (T-Cubed), has developed fiber optic infrastructure with members of the telecommunications industry. This industry has experienced a severe downturn. As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." To date, based on known facts and circumstances, management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized (see Note 6).

During 2001, one of T-Cubed's codevelopers, 360networks (USA),inc. ("360"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code and foreign laws. 360 owes T-Cubed amounts for work performed on certain joint projects; and T-Cubed owes 360 amounts for work performed on other joint projects. The bankruptcy judge has approved set-off of these amounts, leaving about $7 million due to T-Cubed from 360. T-Cubed has the right to collect this amount from any proceeds due 360 from the sale of joint assets. Management believes that it will collect this receivable.

T-Cubed is engaged in contract litigation with a second codeveloper, Williams Communications, LLC ("Williams Communications"), concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia. On Jan. 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring Williams Communications to pay T-Cubed the remaining amount due for such infrastructure, approximately $36 million, plus prejudgment interest at a rate of 9% per annum. Williams Communications may elect to appeal. The ability to collect and retain a judgment against Williams Communications may be limited due to its financial condition; however, the shortfall, if any, cannot now be determined. Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002. Williams Communications was not included in the bankruptcy petition (see Note 18).

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. Several labor organizations have initiated arbitration on behalf of individual employees. Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.

Based on known facts, including the availability of legal defenses, management believes that NS will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS' financial position, results of operations or liquidity. Depending on the outcome of these arbitrations, additional claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 18).

K32

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS employees; the United Transportation Union (UTU), which represents about 6,700 NS employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS employees; and the Transportation Communications International Union (TCU), which represents about 4,400 NS employees. Health and welfare issues have been resolved with BMWE and TCU. The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration. Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS' operating expenses for 2002. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Dec. 31, 2002, through swap transactions, NS has hedged approximately 62% of expected 2003 diesel fuel requirements. The effect of the hedges is to yield an average cost of 73 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $30 million as of Dec. 31, 2002.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2002, NS' debt subject to interest rate fluctuations totaled $784 million (excluding debt due to the PRR subsidiary). A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $8 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2002, the average pay rate under these agreements was 2.1%, and the average receive rate was 7%. During 2002, the effect of the swaps was to reduce interest expense by $9 million. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

K33

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) which is effective Jan. 1, 2003, and addresses legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with the Uniform System of Accounts for Railroad Companies (see Code of Federal Regulations, Title 49, Subtitle B, Chapter X, Part 1201), NS depreciates track structure (rail, other track material and ties) to its net salvage value (gross salvage less cost to remove). SFAS No. 143 prohibits the accrual of a liability for removal costs absent a legal obligation to remove the related asset. Management believes that there is no such legal obligation to remove track. The SEC staff has recently taken a position with a registrant in another industry that calls into question whether the use of net salvage that results in depreciating more than the cost basis of an asset (negative salvage) is appropriate once SFAS No. 143 becomes effective. NS is in the process of studying its track accounts to determine where current depreciation rates will result in negative salvage. To the extent that NS' accumulated depreciation includes such amounts, they will be removed. The cumulative effect of this catch-up adjustment will be recorded as a change in accounting principle in the first quarter of 2003. Going forward, this change will result in lower depreciation expense (because the depreciation rate will no longer reflect any negative salvage) and higher compensation and benefits expenses (for the labor cost to remove retired assets); NS does not expect that this will result in a material change to its total railway operating expenses.

The FASB has issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46), which addresses consolidation of certain variable interest entities (also commonly referred to as "special purpose entities"). NS adopted FIN No. 46, effective Jan 1, 2003. As a result, on that date NS consolidated a special-purpose entity that leases certain locomotives to NS (see Note 9). This entity has no other significant assets or liabilities other than the locomotives and the debt related to their purchase, which will be reflected on NS' Consolidated Balance Sheet in 2003. This change in reporting will also have the following effects to NS' Consolidated Income Statement beginning in 2003: operating lease expense will decline, and depreciation expense and interest expense on debt will increase. The net effect of these income statement changes is not significant. Adoption of FIN No. 46 did not have a significant effect on NS' financial position or liquidity.

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

Trends

Federal Economic Regulation -- Efforts may be made in 2003 to reimpose unwarranted federal economic regulation on the rail industry. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business. NS and other rail carriers will oppose any efforts to reimpose unwarranted economic regulation.

Utility Deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from distant parties. The effects of deregulation on NS and on its customers cannot be predicted with certainty; however, NS serves a number of efficient power producers who are expected to remain competitive in this evolving environment.

Carbon-Based Fuel -- There is growing concern in some quarters that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a consensus among policy-makers, the impact could be

K34

either a reduction in the demand for coal or imposition of more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult. The revenues and net income of NSR and other railroads that move large quantities of coal could be affected adversely.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

K35

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	K37

Independent Auditors' Report	K38

Independent Accountants' Report on Internal Control over Financial Reporting	K38

Consolidated Statements of Income	K39
Years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets	K40
As of December 31, 2002 and 2001

Consolidated Statements of Cash Flows	K41
Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders' Equity	K42
Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements	K43

The Index to Consolidated Financial Statement Schedule in Item 15	K70

K36

Report of Management

January 28, 2003

To the Stockholders

Norfolk Southern Corporation

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Corporation's internal control over financial reporting includes those policies and procedures that pertain to the Corporation's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Corporation maintained effective internal control over financial reporting as of December 31, 2002.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Corporation's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor, and approves decisions regarding the appointment or removal of the Vice President-Internal Audit. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Corporation in addition to reviewing the Corporation's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

KPMG LLP, independent auditors of the Corporation's financial statements, has reported on management's assertion with respect to the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2002.

/s/ David R. Goode	/s/ Henry C. Wolf	/s/ John P. Rathbone
David R. Goode	Henry C. Wolf	John P. Rathbone
Chairman, President and	Vice Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

K37

Independent Auditors' Report

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Norfolk, Virginia

January 28, 2003

INDEPENDENT ACCOUNTANTS' REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The Board of Directors

Norfolk Southern Corporation:

We have examined management's assertion, included in the accompanying Report of Management, that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2002 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Norfolk Southern Corporation's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2002 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Norfolk, Virginia

January 28, 2003

K38

Norfolk Southern Corporation And Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2002	2001	2000
	($ in millions, except earnings per share)

Railway operating revenues	$6,270	$6,170	$6,159

Railway operating expenses
Compensation and benefits (Note 11)	2,022	2,014	2,234
Materials, services and rents	1,457	1,444	1,445
Conrail rents and services (Note 2)	412	421	478
Depreciation	515	514	503
Diesel fuel	342	412	478
Casualties and other claims	171	143	142
Other	193	215	246

Total railway operating expenses	5,112	5,163	5,526

Income from railway operations	1,158	1,007	633

Other income – net (Note 3)	66	99	168
Interest expense on debt (Note 6)	(518)	(553)	(551)

Income from continuing operations
before income taxes	706	553	250

Provision for income taxes (Note 4)	246	191	78

Income from continuing operations	460	362	172

Discontinued operations – gain on sale
of motor carrier, net of taxes (Note 17)	--	13	--

Net income	$460	$375	$172

Earnings per share (Note 14)
Income from continuing operations –
basic and diluted	$1.18	$0.94	$0.45

Net income – basic and diluted	$1.18	$0.97	$0.45

See accompanying notes to consolidated financial statements.

K39

Norfolk Southern Corporation And Subsidiaries

Consolidated Balance Sheets

	As of Dec. 31,
	2002	2001
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$184	$204
Accounts receivable-net (Note 5)	683	475
Due from Conrail (Note 2)	6	8
Materials and supplies	97	90
Deferred income taxes (Note 4)	187	162
Other current assets	142	108
Total current assets	1,299	1,047

Investment in Conrail (Note 2)	6,178	6,161
Properties less accumulated depreciation (Note 6)	11,370	11,208
Other assets	1,109	1,002
Total assets	$19,956	$19,418

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 7)	$908	$848
Income and other taxes	269	312
Due to Conrail (Note 2)	86	373
Other current liabilities (Note 7)	232	248
Current maturities of long-term debt (Note 8)	358	605
Total current liabilities	1,853	2,386

Long-term debt (Note 8)	7,006	7,027
Other liabilities (Note 10)	1,029	1,089
Due to Conrail (Note 2)	513	--
Minority interests	45	45
Deferred income taxes (Note 4)	3,010	2,781
Total liabilities	13,456	13,328

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; issued 410,154,465 and 407,000,871 shares,
respectively	410	407
Additional paid-in capital	481	423
Accumulated other comprehensive loss (Note 13)	(65)	(55)
Retained income	5,694	5,335
Less treasury stock at cost, 21,169,125 shares	(20)	(20)

Total stockholders' equity	6,500	6,090

Total liabilities and stockholders' equity	$19,956	$19,418

See accompanying notes to consolidated financial statements.

K40

Norfolk Southern Corporation And Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	($ in millions)
Cash flows from operating activities
Net income	$460	$375	$172
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	529	527	517
Deferred income taxes	178	44	2
Equity in earnings of Conrail	(54)	(44)	(21)
Gains and losses on properties and investments	(47)	(59)	(160)
Income from discontinued operations	--	(13)	--
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 5)	(208)	(74)	446
Materials and supplies	(7)	1	9
Other current assets and due from Conrail	1	46	60
Current liabilities other than debt	35	(27)	220
Other – net (Note 11)	(84)	(122)	97
Net cash provided by operating activities	803	654	1,342

Cash flows from investing activities
Property additions	(689)	(746)	(731)
Property sales and other transactions	31	156	137
Investments, including short-term	(78)	(99)	(77)
Investment sales and other transactions	63	88	90
Net cash used for investing activities	(673)	(601)	(581)

Cash flows from financing activities
Dividends	(101)	(93)	(306)
Common stock issued – net	42	14	2
Proceeds from borrowings	672	1,995	1,055
Debt repayments	(763)	(1,765)	(1,549)

Net cash provided by (used for) financing activities	(150)	151	(798)

Net increase (decrease) in cash and cash equivalents	(20)	204	(37)

Cash and cash equivalents
At beginning of year	204	--	37

At end of year	$184	$204	$--

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$525	$550	$543
Income taxes	$54	$74	$5

See accompanying notes to consolidated financial statements.

K41

Norfolk Southern Corporation And Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

			Accum.
			Other
		Additional	Compre-
	Common	Paid-in	hensive	Retained	Treasury
	Stock	Capital	Loss	Income	Stock	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 1999	$404	$372	$(11)	$5,187	$(20)	$5,932

Comprehensive income
Net income				172		172
Other comprehensive
income (Note 13)			5			5
Total comprehensive
income						177
Dividends on Common
Stock, $0.80 per share				(306)		(306)
Other (Notes 11 and 12)	1	20				21

Balance Dec. 31, 2000	405	392	(6)	5,053	(20)	5,824

Comprehensive income
Net income				375		375
Other comprehensive
loss (Note 13)			(49)			(49)
Total comprehensive						326
income
Dividends on Common
Stock, $0.24 per share				(93)		(93)
Other (Notes 11 and 12)	2	31				33

Balance Dec. 31, 2001	$407	$423	$(55)	$5,335	$(20)	$6,090

Comprehensive income
Net income				460		460
Other comprehensive
loss (Note 13)			(10)			(10)
Total comprehensive
income						450
Dividends on Common
Stock, $0.26 per share				(101)		(101)
Other (Notes 11 and 12)	3	58				61

Balance Dec. 31, 2002	$410	$481	$(65)	$5,694	$(20)	$6,500

See accompanying notes to consolidated financial statements.

K42

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 21,500 route miles primarily in the East and Midwest. These consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS). Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). All significant intercompany balances and transactions have been eliminated in consolidation.

The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2002): coal (23%); automotive (15%); chemicals (12%); metals/construction (11%); agriculture/consumer products/government (10%); paper/clay/forest products (10%); and intermodal (19%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States. Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions.

Through a jointly owned entity, Norfolk Southern and CSX Corporation own the stock of Conrail Inc., which owns the major Northeast freight railroad. Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity (see Note 2).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

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

K43

Materials and Supplies

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

Revenue Recognition

Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds are recorded as a reduction to revenues based on management's best estimate of projected liability.

Derivatives

NS does not engage in the trading of derivatives. NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed and floating-rate debt. Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions. Income and expense related to the derivative financial instruments is recorded in the same category as generated by the underlying asset or liability. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Stock-based Compensation

NS has stock-based employee compensation plans, which are more fully described in Note 12. NS applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for these plans.

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation:

K44

	2002	2001	2000
	($ in millions except per share)

Net income, as reported	$460	$375	$172
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	14	12	3
Deduct: Stock-based employee compensation
expense determined under fair value method, net
of related tax effects	(45)	(29)	(26)
Pro forma net income	$429	$358	$149

Earnings per share:
Basic and diluted - as reported	$1.18	$0.97	$0.45
Basic and diluted - pro forma	$1.10	$0.93	$0.39

Required Accounting Changes

The adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective Jan. 1, 2002, did not have a material effect on NS' consolidated financial statements.

2. Investment in Conrail and Operations Over Its Lines

Overview

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast. NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among NS, CSX and Conrail.

Operation of Conrail's Lines

Norfolk Southern's railroad subsidiary, Norfolk Southern Railway Company (NSR), operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.

The Operating Agreement between NSR and PRR governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

K45

Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

	PRR Oper.	PRR Lease	SAA
	Agmt.	Agmt.	Agmts.
	($ in millions)

2003	$217	$116	$30
2004	238	94	32
2005	246	74	33
2006	246	60	34
2007	246	48	34
2008 and subsequent years	4,285	129	585
Total	$5,478	$521	$748

Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $468 million in 2002, $467 million in 2001 and $502 million in 2000.

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

NS' consolidated balance sheet at Dec. 31, 2002, includes $60 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through Dec. 31, 2002, NS had paid $143 million of such costs.

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and totaled $7 million in 2002, $6 million in 2001 and $7 million in 2000.

"Conrail rents and services" includes: (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR. Previously, these loans were made under a demand note; however, in the first quarter of 2002, the subsidiary of PRR exchanged this demand note for a new note due in 2032. As a result, borrowings owed to the subsidiary of PRR now comprise the noncurrent balance "Due to Conrail." The interest rate for these loans is variable and was 1.82% at Dec. 31, 2002. The current balance "Due to Conrail" at Dec. 31, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above. At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

K46

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 to this Annual Report on Form 10-K.

Summarized Consolidated Statements of Income - Conrail

	2002	2001	2000
	($ in millions)

Operating revenues	$893	$903	$985
Operating expenses	623	639	749
Operating income	270	264	236
Other – net	(10)	(6)	31
Income before income taxes	260	258	267
Provision for income taxes	80	84	97
Net income	$180	$174	$170

Note: Conrail's results for 2000 included gains from the sale of property that had been written up to fair market value in the allocation of NS' investment in Conrail. Accordingly, the gains related to that fair-value write-up, totaling $17 million after taxes, were excluded in determining NS' equity in Conrail's net income.

Summarized Consolidated Balance Sheets - Conrail

	December 31,
	2002	2001
	($ in millions)
Assets:
Current assets	$300	$846
Noncurrent assets	7,857	7,236
Total assets	$8,157	$8,082

Liabilities and stockholders' equity:
Current liabilities	$329	$408
Noncurrent liabilities	3,602	3,569
Stockholders' equity	4,226	4,105
Total liabilities and stockholders equity	$8,157	$8,082

Note: Current assets include amounts due from NS and CSX totaling $158 million at Dec. 31, 2002, and $687 million at Dec. 31, 2001. Noncurrent assets include amounts due from NS and CSX totaling $892 million at Dec. 31, 2002, and zero at Dec. 31, 2001. Current liabilities include amounts payable to NS and CSX totaling $9 million at Dec. 31, 2002, and $12 million at Dec. 31, 2001.

K47

3. Other Income - Net

	2002	2001	2000
	($ in millions)
Income from natural resources:
Royalties from coal	$48	$52	$55
Gains from sale of timber, oil and gas rights
and interests	--	--	101
Nonoperating depletion and depreciation	(14)	(13)	(13)
Subtotal	34	39	143

Gains from sale of properties and investments	47	59	59
Rental income	36	40	40
Interest income	12	15	11
Other interest expense	(31)	1	(39)
Taxes on nonoperating property	(7)	(11)	(9)
Discount on sales of accounts receivable (Note 5)	(4)	(17)	(23)
Corporate-owned life insurance – net	(1)	6	--
Equity in earnings (losses) of partnerships	(1)	(8)	3
Charitable contributions	--	(4)	(4)
Other	(19)	(21)	(13)
Total	$66	$99	$168

"Other income - net" includes the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

"Other current assets" in the Consolidated Balance Sheets includes prepaid interest of $46 million at Dec. 31, 2002, and $45 million at Dec. 31, 2001, arising from corporate-owned life insurance borrowings.

4. Income Taxes

Provision for Income Taxes

	2002	2001	2000
	($ in millions)

Current:
Federal	$61	$125	$65
State	7	22	11
Total current taxes	68	147	76

Deferred:
Federal	145	35	1
State	33	9	1
Total deferred taxes	178	44	2

Provision for income taxes	$246	$191	$78

K48

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	($ in millions)
Federal income tax at
statutory rate	$247	35	$194	35	$87	35
State income taxes, net of
federal tax benefit	26	4	20	4	8	3
Equity in earnings of
Conrail	(19)	(3)	(16)	(3)	(7)	(3)
Corporate-owned life
insurance	(1)	--	(3)	--	(2)	(1)
Other – net	(7)	(1)	(4)	(1)	(8)	(3)

Provision for income taxes	$246	35	$191	35	$78	31

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities are recorded in recognition of these differences.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2002	2001
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$178	$158
Employee benefits	26	75
Retiree health and death benefit obligations	138	137
Taxes, including state and property	234	221
Other	16	22
Total gross deferred tax assets	592	613
Less valuation allowance	(24)	(18)
Net deferred tax asset	568	595

Deferred tax liabilities:
Property	(3,300)	(3,126)
Other	(91)	(88)
Total gross deferred tax liabilities	(3,391)	(3,214)

Net deferred tax liability	(2,823)	(2,619)
Net current deferred tax asset	187	162

Net long-term deferred tax liability	$(3,010)	$(2,781)

Except for amounts for which a valuation allowance has been provided, management believes the other deferred tax assets will be realized. The total valuation allowance increased $6 million in 2002, $6 million in 2001 and $3 million in 2000.

K49

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1996. The consolidated federal income tax returns for 1997, 1998 and 1999 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

5. Accounts Receivable

In May 2000, a bankruptcy-remote special purpose subsidiary of NS began selling without recourse undivided ownership interests in a pool of accounts receivable. Upon commencement of this program, NS received cash proceeds of $460 million. The buyers have a priority collection interest in the entire pool of receivables and, as a result, NS has retained credit risk to the extent the pool of receivables exceeds the amount sold. NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities. Payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers. Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

Accounts receivable sold under this arrangement, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheets, were $30 million at Dec. 31, 2002, and $300 million at Dec. 31, 2001. The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income – net" (see Note 3). NS' retained interest, which is included in "Accounts receivable, net," is recorded at fair value using estimates of dilution based on NS' historical experience. These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration. NS has historically experienced very low levels of default. If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $5 million.

NS' allowance for doubtful accounts was $5 million at Dec. 31, 2002, and Dec. 31, 2001.

6. Properties

	December 31,		Depreciation
	2002	2001	Rate for 2002
	($ in millions)
Railway property:
Road	$10,859	$10,452	2.9%
Equipment	5,573	5,559	3.9%
Other property	655	632	3.1%
	17,087	16,643

Less accumulated depreciation	(5,717)	(5,435)

Net properties	$11,370	$11,208

Included in properties is approximately $110 million of telecommunications assets consisting of fiber optic conduit. NS evaluated the recoverability of these assets at Dec. 31, 2002, and based on known facts and circumstances, management believes that its investment in these assets will be recovered.

Railway property includes $480 million at Dec. 31, 2002 and $474 million at Dec. 31, 2001, of assets recorded pursuant to capital leases. Other property includes the costs of obtaining rights to natural resources of $341 million at Dec. 31, 2002 and 2001.

K50

Capitalized Interest

Total interest cost incurred on debt in 2002, 2001 and 2000 was $529 million, $570 million and $569 million, respectively, of which $11 million, $17 million and $18 million was capitalized.

7. Current Liabilities

	December 31,
	2002	2001
	($ in millions)
Accounts payable:
Accounts and wages payable	$446	$385
Casualty and other claims	207	192
Equipment rents payable – net	116	130
Vacation liability	117	118
Other	22	23
Total	$908	$848

Other current liabilities:
Interest payable	$118	$118
Accrued Conrail-related costs (Note 2)	34	35
Liabilities for forwarded traffic	34	35
Retiree health and death benefit obligations (Note 11)	31	24
Derivative instruments	--	17
Other	15	19
Total	$232	$248

8. Long-term Debt

	December 31,
	2002	2001
	($ in millions)
Notes at average rates and maturities as follows:
6.64%, maturing 2003 to 2007	$1,840	$1,500
6.91%, maturing 2008 to 2011	1,200	1,750
8.10%, maturing 2017 to 2021	800	800
7.54%, maturing 2027 to 2031	1,500	1,500
7.05%, maturing 2037	717	750
7.90%, maturing 2097	350	350
Equipment obligations at an average rate of 4.7%, maturing to 2014	558	579
Capitalized leases at an average rate of 2.1%, maturing to 2015	306	316
Other debt at an average rate of 6.1%, maturing to 2019	122	119
Discounts and premiums, net	(29)	(32)
Total long-term debt	7,364	7,632
Less current maturities	(358)	(605)
Long-term debt excluding current maturities	$7,006	$7,027

Long-term debt maturities subsequent to 2003 are as follows:
2004	$356
2005	500
2006	295
2007	858
2008 and subsequent years	4,997
Total	$7,006

K51

Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in "Other assets" on the balance sheet and totaled $86 million at Dec. 31, 2002, and $78 million at Dec. 31, 2001.

Shelf Registration

NS filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $1 billion of securities. As of Dec. 31, 2002, NS had issued a total of $550 million of notes under this shelf registration.

Commercial Paper and Credit Agreement

NS has the ability to issue commercial paper backed by a $1 billion credit agreement that expires in 2006. At Dec. 31, 2002, and Dec. 31, 2001, NS had no commercial paper outstanding. Any borrowings under the credit agreement are contingent on the continuing effectiveness of the representations and warranties made at the inception of the agreement.

Debt Covenants

NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. At Dec. 31, 2002, NS was in compliance with all debt covenants.

9. Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see Note 2). Future minimum lease payments and operating lease expense, other than to PRR and CRC, are as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)

2003	$113	$47
2004	89	52
2005	77	47
2006	61	43
2007	54	40
2008 and subsequent years	486	123
Total	$880	$352
Less imputed interest on capital leases at an average rate of 7.0%		(46)
Present value of minimum lease payments included in debt		$306

K52

Operating Lease Expense

	2002	2001	2000
	($ in millions)

Minimum rents	$140	$149	$167
Contingent rents	60	55	61
Total	$200	$204	$228

During 2000, NS entered into an operating lease for 140 locomotives, which is renewable annually at NS' option, has a maximum term of eight years and includes purchase options. Because the fixed, noncancellable term of the lease is one year, future minimum lease payments in the table above do not include amounts related to this lease. However, operating lease expense in the table above does include amounts related to this lease as follows: $13 million in 2002, $18 million in 2001 and $11 million in 2000. If NS does not renew the lease during the eight-year period or does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS does not expect to be required to make any payments under this provision. As of Dec. 31, 2002, the maximum liability under this provision, assuming NS chose not to renew the lease in 2003 and the then fair value of the locomotives was zero, would be $116 million. The lessor is a special-purpose entity whose activities are limited to those incident to this particular transaction. Upon adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," which will occur in 2003, NS will consolidate this entity. As a result, the locomotives will be shown as assets, debt will increase, operating lease expense will decline, depreciation expense will increase and interest expense on debt will increase.

10. Other Liabilities

	December 31,
	2002	2001
	($ in millions)

Retiree health and death benefit obligations (Note 11)	$286	$291
Casualty and other claims	254	265
Deferred compensation	144	147
Net pension obligations (Note 11)	82	79
Accrued Conrail-related costs (Note 2)	26	46
Other	237	261
Total	$1,029	$1,089

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

K53

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,324	$1,312	$479	$445
Service cost	17	15	13	14
Interest cost	91	94	33	33
Amendment	--	6	--	--
Legislative changes	--	(19)	--	--
Actuarial (gains) losses	54	36	98	21
Benefits paid	(116)	(120)	(31)	(34)
Benefit obligation at end of year	1,370	1,324	592	479

Change in plan assets
Fair value of plan assets at beginning of year	1,798	1,999	118	126
Actual return on plan assets	(201)	(74)	(12)	(8)
Employer contribution	6	7	31	34
401(h) account transfer	(18)	(14)	--	--
Benefits paid	(116)	(120)	(31)	(34)
Fair value of plan assets at end of year	1,469	1,798	106	118

Funded status	99	474	(486)	(361)

Unrecognized (gain) loss	305	(142)	169	46
Unrecognized prior service cost	26	30	--	--
Net amount recognized	$430	$362	$(317)	$(315)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$497	$426	$--	$--
Accrued benefit liability	(82)	(79)	(317)	(315)
Accumulated other comprehensive income	15	15	--	--
Net amount recognized	$430	$362	$(317)	$(315)

Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $82 million at Dec. 31, 2002, and $79 million at Dec. 31, 2001. These plans' projected benefit obligations were $94 million at Dec. 31, 2002 and $89 million at Dec. 31, 2001. Because of the nature of such plans, there are no plan assets.

NS received Section 401(h) account transfers, from pension assets, of $18 million in 2002 and $14 million in 2001 as reimbursement for medical payments for retirees.

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

K54

Pension and Other Postretirement Benefit Costs Components

	2002	2001	2000
	($ in millions)
Pension benefits
Service cost	$17	$15	$18
Interest cost	91	94	79
Cost of early retirement programs	--	--	119
Expected return on plan assets	(179)	(202)	(192)
Amortization of prior service cost	4	4	4
Amortization of initial net asset	--	(3)	(7)
Recognized net actuarial gain	(13)	(24)	(38)
Net benefit	$(80)	$(116)	$(17)

Other postretirement benefits
Service cost	$13	$14	$15
Interest cost	33	33	27
Cost of early retirement programs	--	--	14
Expected return on plan assets	(13)	(13)	(14)
Amortization of prior service cost	--	--	(4)
Net cost	$33	$34	$38

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

	2002	2001	2000
Funded status:
Discount rate	6.75%	7.25%	7.50%
Future salary increases	4.5%	5%	5%
Pension cost:
Discount rate	7.25%	7.50%	7.75%
Return on assets in plans	9%	10%	10%
Future salary increases	5%	5%	5%

Health Care Cost Trend Assumptions

For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 10% for 2003 and 9% for 2004. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

	One percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$6	$(5)
Postretirement benefit obligation	$69	$(57)

K55

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $11 million in 2002, $10 million in 2001 and $7 million in 2000.

401(k) Plans

Norfolk Southern and certain subsidiaries provide 401(k) savings plans for employees. Under the plans, NS matches a portion of employee contributions, subject to applicable limitations. Since 1999, NS has contributed newly issued shares of Common Stock for its matching contributions. NS' expenses under these plans were $12 million in 2002, $11 million in 2001 and $12 million in 2000.

Early Retirement Programs in 2000

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

12. Stock-based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights (SARs), restricted stock and performance share units (PSUs), up to a maximum 88,025,000 shares of Norfolk Southern Common Stock (Common Stock). Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broadly based issuance, stockholder approval was not required. Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant. Options are exercisable at the fair market value of Common Stock on the date of grant.

The LTIP also permits the payment –- on a current or a deferred basis and in cash or in stock -– of dividend equivalents on shares of Common Stock covered by options or PSUs in an amount commensurate with dividends paid on Common Stock. Tax absorption payments also are authorized in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

Accounting Method

As disclosed in Note 1, NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plans. Accordingly, grants of PSUs, restricted stock, dividend equivalents, tax absorption payments and SARs result in charges to net income, while grants of stock options have no effect on net income. Related compensation costs were $23 million in 2002, $20 million in 2001 and $5 million in 2000. NS recognized additional paid-in capital of $6 million in 2002, $1 million in 2001 and zero in 2000 related to the tax benefit generated by stock option exercises.

Note 1 includes a table that illustrates the effect on net income and earnings per share had NS applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The pro forma amounts include compensation costs calculated using the Black-Scholes option-pricing model, with average expected option lives of five years; average risk-free interest rates of 4.6% in 2002, 5.1% in 2001 and 6.8% in

K56

2000; average stock-price volatilities of 32% in 2002, 39% in 2001 and 33% in 2000; and dividend yields of zero in 2002, 2% in 2001 and 3% in 2000. These assumptions produced per-share grant-date fair values of $8.26 in 2002, $5.48 in 2001, and $5.22 in 2000.

Stock Option Activity

		Weighted
		Average
	Option Shares	Exercise Price
Balance 12/31/99	21,116,363	$27.77

Granted	7,705,800	16.94
Exercised	(273,813)	13.95
Expired	(427,400)	26.84
Balance 12/31/00	28,120,950	$24.96

Granted	6,985,000	15.48
Exercised	(1,079,902)	16.58
Expired	(612,525)	26.51
Balance 12/31/01	33,413,523	$23.21

Granted	7,384,000	22.49
Exercised	(2,851,538)	17.48
Expired	(287,341)	26.73
Balance 12/31/02	37,658,644	$23.47

Of the total options outstanding at Dec. 31, 2002, 30 million were vested and have a weighted-average exercise price of $23.71.

Stock Options Outstanding

		Number	Weighted Average
Exercise Price		Outstanding	Remaining
Range	Weighted Average	at 12/31/02	Contractual Life
$15.48 to $16.94	$ 16.25	12,317,834	7.6 years
$20.09 to $22.49	22.20	9,001,960	7.7 years
$24.31 to $27.69	26.85	7,708,350	4.7 years
$29.46 to $33.25	32.10	8,630,500	5.5 years
$15.48 to $33.25	$ 23.47	37,658,644	6.5 years

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle. PSU grants and average grant-date fair market values were 815,000 and $22.49 in 2002; 817,500 and $15.48 in 2001; and 937,500 and $16.94 in 2000. PSUs may be paid in the form of shares of Common Stock, cash or any combination thereof. Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

K57

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP are as follows:

	2002	2001	2000
Available for future grants 12/31:
LTIP	23,645,146	30,816,365	2,554,584
TSOP	2,568,200	2,535,000	2,488,700

Shares of Common Stock issued:
LTIP	2,917,898	1,146,346	395,626
TSOP	--	--	--

13. Stockholders' Equity

Accumulated Other Comprehensive Loss

"Accumulated other comprehensive loss" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

	Balance	Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

December 31, 2002
Unrealized gains on securities	$6	$--	$(5)	$1
Cash flow hedges	(11)	35	(6)	18
Minimum pension liability	(50)	(34)	--	(84)
Accumulated other
comprehensive loss	$(55)	$1	$(11)	$(65)

December 31, 2001
Unrealized gains on securities	$7	$(1)	$--	$6
Cash flow hedges	--	(16)	5	(11)
Minimum pension liability	(13)	(37)	--	(50)
Accumulated other
comprehensive loss	$(6)	$(54)	$5	$(55)

K58

"Other comprehensive income (loss)" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2002
Net gain (loss) arising during the year:
Cash flow hedges	$58	$(23)	$35
Reclassification adjustments for gains
included in net income	(10)	4	(6)
Subtotal	48	(19)	29

Reclassification adjustments for realized
gains on securities included in net income	(9)	4	(5)

Minimum pension liability	(34)	--	(34)
Other comprehensive income (loss)	$5	$(15)	$(10)

Year ended Dec. 31, 2001
Net gain (loss) arising during the year:
Cash flow hedges	$(27)	$11	$(16)
Reclassification adjustments for gains
included in net income	8	(3)	5
Subtotal	(19)	8	(11)

Unrealized gains (losses) on securities	(1)	--	(1)
Minimum pension liability	(35)	(2)	(37)
Other comprehensive income (loss)	$(55)	$6	$(49)

Year ended Dec. 31, 2000
Net gain (loss) arising during the year:
Unrealized gains (losses) on securities	$7	$(2)	$5
Other comprehensive income (loss)	$7	$(2)	$5

In 2002 and 2001, Conrail recorded a $59 million and a $70 million loss, respectively, in other comprehensive income related to an increase in its minimum pension liability. NS' "Other comprehensive loss" includes $34 million for 2002 and $41 million for 2001, arising from the Conrail adjustments.

Undistributed Earnings of Equity Investees

"Retained income" includes undistributed earnings of equity investees, principally attributable to NS' equity in the earnings of Conrail, of $375 million at Dec. 31, 2002; $355 million at Dec. 31, 2001; and $351 million at Dec. 31, 2000.

K59

14. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	2002	2001	2000
	($ in millions except per share, shares in millions)

Income available to common stockholders for
basic and diluted computations	$460	$375	$172

Basic earnings per share:
Weighted-average shares outstanding	388	385	383
Basic earnings per share	$1.18	$0.97	$0.45

Diluted earnings per share:
Weighted-average shares outstanding per above	388	385	383
Dilutive effect of outstanding options, PSUs and
SARs (as determined by the application of the
treasury stock method)	2	1	--
Adjusted weighted-average shares outstanding	390	386	383
Diluted earnings per share	$1.18	$0.97	$0.45

These calculations exclude options for which the exercise price exceeded the average market price of Common Stock as follows: 24 million in 2002, 21 million in 2001 and 26 million in 2000.

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

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$30	$39	$44	$51
Notes receivable	93	104	93	98
Long-term debt	(7,364)	(8,412)	(7,632)	(8,067)

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

K60

Carrying amounts of marketable securities reflect unrealized holding gains of $1 million on Dec. 31, 2002, and $10 million on Dec. 31, 2001. Sales of "available-for-sale" securities were immaterial for the years ended Dec. 31, 2002, 2001 and 2000.

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

Diesel Fuel Hedging

In the second quarter of 2001, NS began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability. In order to minimize this risk, NS instituted a continuous hedging strategy for a portion of its estimated future fuel needs by entering into a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

		2002	2001
Number of swaps entered into during the year		288	222
Approximate number of gallons hedged (millions)		393	370
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.66	$0.68

	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of Dec. 31, 2002	62%	22%	--

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for each month within any 36-month period. Diesel fuel costs represented 7%, 8% and 9% of NS' operating expenses for the years ended Dec. 31, 2002, 2001 and 2000, respectively.

K61

In 2001, NS also purchased eight monthly call options at a strike price of 84 cents per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expired serially through Dec. 31, 2001, was amortized as a component of diesel fuel expense. Because the price of diesel fuel did not reach the strike price at any time during the period the options were outstanding, NS did not record any benefit related to these transactions.

NS' fuel hedging activity resulted in a net decrease in 2002 diesel fuel expense of $10 million and a net increase in 2001 diesel fuel expense of $8 million. Ineffectiveness related to the use of diesel fuel hedges in 2002 and 2001 was less than $1 million for each year.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS had $220 million, or 3.2%, and $251 million, or 3.5%, of its fixed rate debt portfolio hedged at Dec. 31, 2002, and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at Dec. 31, 2002 and 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows. "Accumulated other comprehensive loss," a component of "Stockholders' equity," included $29 million (pretax) at Dec. 31, 2002, relating to an increase, and $15 million (pretax) at Dec. 31, 2001, relating to a decrease in the fair value of derivative fuel hedging transactions that will terminate within 12 months.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	December 31,
	2002	2001
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$24	$12
Gross fair market (liability) position	--	--
Fuel hedges:
Gross fair market asset position	29	--
Gross fair market (liability) position	--	(19)
Total net asset (liability) position	$53	$(7)

17. Discontinued Operations - Motor Carrier

On March 28, 1998, NS sold all the common stock of North American Van Lines, Inc. (NAVL), its motor carrier subsidiary. Results in 2001 include an additional after-tax gain of $13 million, or 3 cents per share, that resulted from the expiration of certain indemnities contained in the sales agreement.

K62

18. Commitments and Contingencies

Lawsuits

Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability is adequate to cover the future payment of such liability. However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to the recorded liability will be reflected in expenses in the periods in which such adjustments are known.

Presently, there are two matters, one involving labor arbitration and other claims for "New York Dock" and other income protection benefits and the other involving contractual obligations of a fiber optic codeveloper, Williams Communications, LLC ("Williams Communications"), where the aggregated range of loss could be from zero to $75 million. Management believes that NS will prevail in both these matters. On January 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring Williams Communications to pay T-Cubed approximately $36 million, plus prejudgment interest at a rate of 9% per annum, in connection with its contractual obligations to T-Cubed. Williams Communications may elect to appeal. The ability to collect and retain the $36 million receivable due from Williams Communications may be limited because of its financial condition. The shortfall, if any, cannot now be determined. Its parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002. Williams Communications was not included in the bankruptcy petition. Unfavorable outcomes in either of these matters could result in accruals that could be significant to results of operations in a particular year or quarter.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $29 million at Dec. 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2002, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 114 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

K63

At some of the 114 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability – for acts and omissions, past, present and future – is inherent in the railroad business. Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize. In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $164 million in connection with its 2003 capital program. In addition, Norfolk Southern has committed to purchase telecommunications services totaling $38 million through 2006.

Change-In-Control Arrangements

Norfolk Southern has compensation agreements with officers and certain key employees that become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, NS and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans. Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders. Similar provisions exist in NS' accounts receivable sales program. The nature and timing of changes in laws or regulations applicable to NS' financings are inherently unpredictable, and therefore NS' exposure in connection with the foregoing indemnifications cannot be quantified. No liability has been recorded related to these indemnifications. In the case of one type of equipment financing, NSR's Japanese leveraged leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered. Such a termination would require NSR to make early termination payments that would not be expected to have a material adverse effect on NS' financial condition, results of operations or liquidity.

K64

NS has indemnified parties in a number of transactions for U.S. income tax withholding imposed as a result of changes in U.S. tax law. In all cases, NS has the right to unwind the related transaction if the withholding cannot be avoided in the future. Because these indemnities would be triggered and are dependent upon a change in the tax law, the maximum exposure is not quantifiable. Management does not believe that it is likely that it will be required to make any payments under these indemnities.

Norfolk Southern has indemnified the purchaser of North American Van Lines, Inc. (see Note 17) for tax liabilities related to tax years ended on or before the date of sale. The maximum exposure is not quantifiable; however, NS has recorded a reserve for its expected liability under this indemnification. It is unlikely that any additional payments would have a material adverse effect on NS' financial position, results of operations or liquidity.

NS has outstanding warranty liabilities primarily related to work performed at its locomotive facilities. NS has recorded a reserve of less than $2 million as of Dec. 31, 2002 and 2001 for these warranties.

As of Dec. 31, 2002, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which it has an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019. Six other railroads are also jointly and severally liable as guarantors for this indebtedness. No liability has been recorded related to this guaranty.

NS is liable for any shortfall in the then fair market value of certain leased locomotives and a specified residual value for the locomotives if the leases are not renewed, as discussed in Note 9.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2002
Railway operating revenues	$1,498	$1,593	$1,598	$1,581
Income from railway operations	237	322	311	288
Net income	86	119	126	129
Earnings per share -
basic and diluted	$0.22	$0.31	$0.32	$0.33

2001
Railway operating revenues	$1,540	$1,592	$1,508	$1,530
Income from railway operations	205	282	245	275
Net income	74*	107	79	115
Earnings per share -
basic and diluted	$0.19*	$0.28	$0.20	$0.30

* Includes a $13 million, or 3 cents per share, after-tax gain related to the 1998 sale of NS' motor carrier subsidiary (see Note 17).

K65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10. Directors and Executive Officers of the Registrant.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption "Election of Directors," including the subcaptions "Nominees for terms expiring in 2006," "Continuing Directors – those whose terms expire in 2004" and "Continuing Directors – those whose terms expire in 2005" in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 8, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under "Executive Officers of the Registrant."

Item 11. Executive Compensation.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the subcaption "Compensation" under the caption "Board of Directors" for directors and under the caption "Executive Compensation" for executives, including the information appearing in the "Summary Compensation Table" and under the subcaptions "Long-Term Incentive Plan" (including the three tables therein), "Pension Plans" (including the table therein), and "Change in Control Arrangements" in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 8, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption "Beneficial Ownership of Stock" in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 8, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K66

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
Plan	outstanding options,	options, warrants	securities reflected
category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders (1)	31,786,844	$23.57 (4)	23,645,146 (6)

Equity compensation
plans not approved by
security holders (2)	8,431,800 (3)	$23.12 (3) (5)	3,113,200 (7)

Total	40,218,644	$23.47	26,758,346

(1) The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
(2) The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred
Stock Option Plan, the Directors' Restricted Stock Plan and the Safety Incentive Plan.
(3) Includes options and performance share units granted under the Long-Term Incentive Plan on five million shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
(4) Calculated without regard to 2,315,000 outstanding performance share units.
(5) Calculated without regard to 245,000 outstanding performance share units.
(6) Of the shares remaining available for grant under plans approved by stockholders, 5,185,000 are available for grant as restricted shares or performance shares under the Long-Term Incentive Plan.
(7) Of the shares remaining available for grant under plans not approved by stockholders, 45,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan and 500,000 are available for grant as stock under the Safety Incentive Plan.

Norfolk Southern Corporation Long-Term Incentive Plan ("LTIP")

Established on June 28, 1983, and approved by the stockholders at their Annual Meetings on May 10, 1984, on May 11, 1995, and most recently on May 10, 2001, LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for officers and other key employees to acquire a proprietary interest in the Corporation. On January 23, 2001, the Board of Directors approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern. The issuance of these shares was broadly-based, and stockholder approval of these shares was not required. Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders. The Board also adopted an amended plan effective January 23, 2001, subject to stockholder approval, which included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Norfolk Southern Common Stock, with no more than 6 million of such additional shares to be awarded as restricted shares or performance shares (including performance share units earned as performance shares). This amended plan was approved by stockholders on May 10, 2001, resulting in an aggregate of 74,878,604 shares of Common Stock authorized for issuance under LTIP.

Non-employee directors, officers and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards. Under LTIP, the Performance-Based Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and performance share units (in addition, dividend equivalents may be awarded for options and performance share units). The Committee may establish such terms and conditions for the awards as provided in the plan.

K67

For options, the option price per share will not be less than 100% of the fair market value of Norfolk Southern's Common Stock on the effective date the option is granted. All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years. LTIP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

Performance share units are performance-based awards which are earned upon achievement of goals the Committee establishes at the time of the grant for three equally weighted performance criteria approved by the stockholders -- return on average invested capital, operating ratio, and total return to NS stockholders as compared with the total return on all stocks comprising the S&P 500 Composite Stock Price Index -- and the units may be payable as shares of Norfolk Southern Common Stock or in cash.

Norfolk Southern Corporation Thoroughbred Stock Option Plan

The Board adopted the Norfolk Southern Corporation Thoroughbred Stock Option Plan ("TSOP") on January 26, 1999, to promote the success of Norfolk Southern by providing an opportunity for nonagreement employees to acquire a proprietary interest in Norfolk Southern and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and skills to the advancement, betterment, and prosperity of Norfolk Southern and its stockholders. The plan has not been approved by stockholders. Six million shares of authorized but unissued Common Stock were reserved for issuance under TSOP.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards. Under TSOP, the Compensation and Nominating Committee of the Board of Directors may grant nonqualified stock options and may establish such terms and conditions as provided in the plan.

The option price per share will not be less than 100% of the fair market value of Norfolk Southern's Common Stock on the effective date the option is granted. All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years. TSOP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

Norfolk Southern Corporation Directors' Restricted Stock Plan

The Norfolk Southern Corporation Directors' Restricted Stock Plan ("Plan") was adopted on January 1, 1994, and is designed to increase ownership of Norfolk Southern's Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders. The Plan has not been approved by stockholders. Currently, a maximum of 66,000 shares of Corporation Common Stock may be granted under the Plan. To make the grants to eligible directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Common Stock already owned by one or more of Norfolk Southern's subsidiary companies.

Only non-employee directors, who are not and never have been employees of Norfolk Southern, are eligible to participate in the Plan. Upon becoming a director, each eligible director receives a one-time grant of 3,000 restricted shares of Norfolk Southern Common Stock. No individual member of the Board exercises discretion concerning the eligibility of any director or the number of shares granted.

The restriction period begins on the date of the grant and ends on the earlier of six months after the eligible director ceases to be a director by reason of disability, retirement or death. Directors will forfeit the right to receive the restricted shares if they cease to serve as a director of Norfolk Southern for reasons other than their disability, retirement or death.

K68

Norfolk Southern Corporation Safety Incentive Plan

The Norfolk Southern Corporation Safety Incentive Plan ("SIP") is designed to provide an additional incentive for eligible agreement employees to work safely. Under the plan, eligible employees who work without injury during the year receive a safety award payable in shares of Norfolk Southern Common Stock. A SIP award is between five and eight shares of stock.

SIP is broadly-based and has not been approved by stockholders. Shares of Common Stock issued under its terms are not registered under the Securities Act of 1933, pursuant to a no-action letter issued by the Securities and Exchange Commission on November 20, 1992. Accordingly, SIP does not define a specific amount of authorized shares for issuance under the plan. The Board has approved using up to 500,000 authorized but unissued shares for awards under the plan, and the number of shares remaining under this authorization are included in the number of securities available for future issuance for plans not approved by shareholders.

Item 13. Certain Relationships and Related Transactions.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 8, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS' Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in NS' internal controls or in other factors that could significantly affect such controls.

K69

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Independent Auditors' Report	K38
		Consolidated Statements of Income, Years ended Dec. 31, 2002, 2001 and 2000	K39
		Consolidated Balance Sheets As of Dec. 31, 2002 and 2001	K40
Consolidated Statements of Cash Flows, Years ended Dec. 31, 2002, 2001
		and 2000	K41
Consolidated Statements of Changes in Stockholders' Equity, Years ended
		Dec. 31, 2002, 2001 and 2000	K42
		Notes to Consolidated Financial Statements	K43

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K80

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

3.	Exhibits

Exhibit
Number	Description

3	Articles of Incorporation and Bylaws -

The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5,
3(i)	2001.

The Bylaws of Norfolk Southern Corporation, as amended December 1, 2002, are filed
3(ii)	herewith.

K70

4		Instruments Defining the Rights of Security Holders, Including Indentures:

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

September 26, 2000.

(h)

Sixth Supplemental Indenture, dated as of April 30, 2002, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $200 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 1, 2002.

(i)

Seventh Supplemental Indenture, dated as of April 30, 2002, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $100 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 1, 2002.

(j)

Amendment to Rights Agreement, dated as of November 26, 2002, between Norfolk Southern Corporation and The Bank of New York, with exhibits thereto, is incorporated by reference to Exhibit 4 to Norfolk Southern Corporation's Form 8-K filed on November 26, 2002.

K71

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10		Material Contracts -

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, previously filed, is refiled herewith pursuant to Item 10(d) of Regulation S-K.

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

(e)

Amendment No. 1, dated as of September 29, 2001, to Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(e) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002.

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

K72

(j)

Amendment No. 2, dated as January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002.

(k)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is filed herewith.

(l)

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

(m)

The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

(n)

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

(o)

The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2000, is incorporated by reference herein from Exhibit 10(1) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

(p)	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 28, 2003, is filed herewith.

(q)

The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

(r)

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

(t)

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999.

K73

(u)

Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders) is incorporated herein by reference from Exhibit 10(t) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002.

(v)

Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of August 22, 1999, is incorporated herein by reference from Exhibit 10(r) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

(w)

The Norfolk Southern Corporation Directors' Charitable Award Program, effective February 1, 1996, is incorporated herein by reference from Exhibit 10(v) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002.

	(x)	The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective January 28, 2003, is filed herewith.

(y)

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

	(z)	The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective January 28, 2003, is filed herewith.

	(aa)	The Norfolk Southern Safety Incentive Plan for Operating Agreement Employees and For Non-Operating Agreement Employees, as amended effective October 1, 2002, is filed herewith.

	(bb)	The Norfolk Southern Corporation Restricted Stock Unit Plan, effective January 28, 2003, is filed herewith.

12		Statement re: Computation of Ratio of Earnings to Fixed Charges.

21		Subsidiaries of the Registrant.

23		Consents of Experts -

	(a)	Consent of KPMG LLP.
	(b)	Consent of KPMG LLP and Ernst & Young LLP.

99	(a)	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Conrail Inc. 2002 Annual Report to Stockholders.

(B)		Reports on Form 8-K.

A report on Form 8-K was filed November 26, 2002, advising of the amendment of the Rights Agreement to terminate it effective November 26, 2002, and attaching as an exhibit the related press release.

K74

A report on Form 8-K was filed November 12, 2002, advising that the Corporation had decreased its expected long-term rate of return assumption on pension plan assets for purposes of pension accounting, and attaching as an exhibit the related press release.

(C)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by references.

(D)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise not required or are not applicable.

K75

POWER OF ATTORNEY

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2003.

NORFOLK SOUTHERN CORPORATION

By:  /s/ David R. Goode

       (David R. Goode, Chairman,

        President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February, 2003, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ David R. Goode	Chairman, President and Chief Executive Officer and Director
(David R. Goode)	(Principal Executive Officer)

/s/ Henry C. Wolf	Vice Chairman and Chief Financial Officer
(Henry C. Wolf)	(Principal Financial Officer)

/s/ John P. Rathbone	Senior Vice President and Controller
(John P. Rathbone)	(Principal Accounting Officer)

/s/ Gerald L. Baliles	Director
(Gerald L. Baliles)

/s/ Gene R. Carter	Director
(Gene R. Carter)

/s/ Alston D. Correll	Director
(Alston D. Correll)

K76

/s/ Landon Hilliard	Director
(Landon Hilliard)

/s/ Steven F. Leer	Director
(Steven F. Leer)

___________________	Director
(Jane Margaret O'Brien)

/s/ Harold W. Pote	Director
(Harold W. Pote)

/s/ J. Paul Reason	Director
(J. Paul Reason)

K77

I, David R. Goode, certify that:

1.	I have reviewed this annual report on Form 10-K of Norfolk Southern Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ David R. Goode
David R. Goode
Chairman, President and Chief Executive Officer

K78

I, Henry C. Wolf, certify that:

1.	I have reviewed this annual report on Form 10-K of Norfolk Southern Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Henry C. Wolf
Henry C. Wolf
Vice Chairman and Chief Financial Officer

K79

				Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 2001 and 2002
(In millions of dollars)

		Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year ended December 31, 2000
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$9	$3	$--	$--	$12
Casualty and other claims included in other liabilities	$275	$117	$8 (1)	$138 (2)	$262
Current portion of casualty and other claims included in accounts payable	$181	$19	$221 (1)	$198 (3)	$223

Year ended December 31, 2001
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$12	$6	$--	$--	$18
Casualty and other claims included in other liabilities	$262	$110	$20 (1)	$127 (2)	$265
Current portion of casualty and other claims included in accounts payable	$223	$22	$142 (1)	$195 (3)	$192

Year ended December 31, 2002
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$18	$6	$--	$--	$24
Casualty and other claims included in other liabilities	$265	$119	$9 (1)	$139 (2)	$254
Current portion of casualty and other claims included in accounts payable	$192	$32	$124 (1)	$141 (3)	$207

(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

K80

EXHIBIT INDEX

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic
Submission
Exhibit
Number	Description

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended December 1, 2002.

10(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto.

10(k)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto.

10(p)	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 28, 2003.

10(x)	The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective January 28, 2003.

10(z)	The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective January 28, 2003.

10(aa)	The Norfolk Southern Safety Incentive Plan for Operating Agreement Employees and For Non-Operating Agreement Employees, as amended effective October 1, 2002.

10(bb)	The Norfolk Southern Corporation Restricted Stock Unit Plan, effective January 28, 2003.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Norfolk Southern Corporation.

23	Consents of Experts - (a) Consent of KPMG LLP. (b) Consent of KPMG LLP and Ernst & Young LLP.

99	(a) Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Conrail Inc. 2002 Annual Report to Stockholders.

Exhibits 23(a), 23(b) and 99(a) are included; remaining exhibits are not included in copies assembled for public dissemination. These exhibits are included in the 2002 Form 10-K posted on our website at www.nscorp.com under "SEC documents" or you may request copies by writing to:

Office of Corporate Secretary

Norfolk Southern Corporation

Three Commercial Place

Norfolk, Virginia 23510-9219

K81