Form 10-Q
period 2003-03-31
NORFOLK SOUTHERN CORP
filed 2003-04-30
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).
	(X) Yes	( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

Class

Outstanding as of March 31, 2003

Common Stock (par value $1.00)		389,797,649 (excluding 21,169,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three Months Ended March 31, 2003 and 2002

		Consolidated Balance Sheets	4
		March 31, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	14

	Item 2.	Management's Discussion and Analysis of	15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	22
		About Market Risks

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	23

Signatures			24

Certifications of CEO and CFO			25

Exhibit Index			27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Railway operating revenues
Coal	$354	$359
General merchandise	918	869
Intermodal	289	270
Total railway operating revenues	1,561	1,498

Railway operating expenses
Compensation and benefits	526	523
Materials, services and rents	360	339
Conrail rents and services (Note 4)	107	113
Depreciation	127	127
Diesel fuel	104	81
Casualties and other claims	51	35
Other	55	43
Total railway operating expenses	1,330	1,261

Income from railway operations	231	237

Other income - net	21	34
Interest expense on debt	(127)	(134)

Income from continuing operations before
income taxes and accounting changes	125	137

Provision for income taxes	40	51

Income from continuing operations before accounting changes	85	86

Discontinued operations - taxes on sale of
motor carrier (Note 2)	10	--
Cumulative effect of changes in accounting
principles, net of taxes (Note 3)	114	--
Net income	$209	$86

Per share amounts, basic and diluted (Note 7)
Income from continuing operations before
accounting changes	$0.22	$0.22
Discontinued operations - taxes on sale of motor carrier	$0.03	$--
Cumulative effect of changes in accounting principles, net of taxes	$0.29	$--
Net income	$0.54	$0.22
Dividends	$0.07	$0.06

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	March 31,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$128	$184
Accounts receivable, net (Note 5)	789	683
Due from Conrail (Note 4)	3	6
Materials and supplies	101	97
Deferred income taxes	193	187
Other current assets	117	142
Total current assets	1,331	1,299

Investment in Conrail (Note 4)	6,199	6,178
Properties less accumulated depreciation	11,772	11,370
Other assets	1,132	1,109
Total assets	$20,434	$19,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$904	$908
Income and other taxes	275	269
Due to Conrail (Note 4)	78	86
Other current liabilities	298	232
Current maturities of long-term debt	616	358
Total current liabilities	2,171	1,853

Long-term debt	6,873	7,006
Other liabilities	983	1,029
Due to Conrail (Note 4)	594	513
Minority interests	51	45
Deferred income taxes	3,075	3,010
Total liabilities	13,747	13,456

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 410,966,774 and
410,154,465 shares, respectively	411	410
Additional paid-in capital	496	481
Unearned restricted stock (Note 1)	(8)	--
Accumulated other comprehensive loss (Note 8)	(68)	(65)
Retained income	5,876	5,694
Less treasury stock at cost, 21,169,125 shares	(20)	(20)
Total stockholders' equity	6,687	6,500

Total liabilities and stockholders' equity	$20,434	$19,956

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities
Net income	$209	$86
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(114)	--
Depreciation	131	131
Deferred income taxes	(6)	28
Equity in earnings of Conrail	(12)	(8)
Gains and losses on properties and investments	(5)	(28)
Income from discontinued operations	(10)	--
Changes in assets and liabilities affecting operations:
Accounts receivable	(106)	(140)
Materials and supplies	(4)	(4)
Other current assets and due from Conrail	24	28
Current liabilities other than debt	73	25
Other - net	(47)	(55)
Net cash provided by operating activities	133	63

Cash flows from investing activities
Property additions	(197)	(189)
Property sales and other transactions	3	(7)
Investments, including short-term	(20)	(21)
Investment sales and other transactions	4	11
Net cash used for investing activities	(210)	(206)

Cash flows from financing activities
Dividends	(27)	(23)
Common stock issued - net	1	35
Proceeds from borrowings	87	133
Debt repayments	(40)	(42)
Net cash provided by financing activities	21	103

Net decrease in cash and cash equivalents	(56)	(40)

Cash and cash equivalents
At beginning of year	184	204

At end of period	$128	$164

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$72	$79
Income taxes	$14	$27

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 2003, its results of operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10‑K and (b) any Current Reports on Form 8‑K.

1.   Stock-Based Compensation

During the first quarter of 2003, a committee of nonemployee directors of NS' Board granted stock options, performance share units (PSUs) and restricted shares pursuant to the stockholder-approved Long-Term Incentive Plan.   Options to purchase 5,700,000 shares were granted with an option price of $19.625, which was the fair market value of Common Stock on the date of grant.   The options have a term of ten years, but may not be exercised prior to the first anniversary of the date of grant.   PSUs granted totaled 946,000 and will be awarded based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.   Restricted shares granted totaled 420,600 and have a three-year vesting and restriction period.

NS applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans.   As a result, the grants of PSUs and restricted shares resulted in charges to net income, while the stock-option grant did not result in a charge to net income.   The portion of the restricted stock that has not yet been earned is shown as a reduction of stockholders' equity on NS' Consolidated Balance Sheet.   The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for   Stock-Based Compensation" to stock-based employee compensation:

	Three Months Ended
	March 31,
	2003	2002
	($ in millions, except per share)

Net income, as reported	$209	$86
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	2	9
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(8)	(15)
Pro forma net income	$203	$80

Earnings per share:
Basic and diluted - as reported	$0.54	$0.22
Basic and diluted - pro forma	$0.52	$0.20

2.   Discontinued Operations

First-quarter 2003 results include an additional after-tax gain of $10 million, or 3 cents per share, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

3.   Changes in Accounting Principles

NS adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting in the first quarter of 2003 lowered depreciation expense by almost $7 million (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by almost $5 million (for the costs to remove retired assets).

NS also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting in the first quarter of 2003 increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

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

The Operating Agreement between NSR and PRR governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Opera-ting Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

Investment in Conrail

NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At March 31, 2003, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.7 billion.

NS' Consolidated Balance Sheet at March 31, 2003 includes $53 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through March 31, 2003, NS has paid $150 million of these costs.

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes:   (1) expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas and (2) NS' equity in the earnings of Conrail, net of amortization.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.56% at March 31, 2003.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99(b) with NS' 2002 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended
	March 31,
	2003	2002
	($ in millions)

Operating revenues	$226	$225
Operating expenses excluding depreciation	(82)	(83)
Depreciation	(81)	(81)
Operating income	63	61
Interest expense on debt	(25)	(26)
Other income - net	21	21
Income before income taxes and accounting change	59	56
Provision for income taxes	(22)	(20)
Income before accounting change	37	36
Cumulative effect of change in accounting principles, net of taxes	40	--
Net income	$77	$36

Note:   Conrail adopted SFAS No. 143, effective Jan. 1, 2003, and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	March 31,	Dec. 31,
	2003	2002
	($ in millions)
Assets:
Current assets	$280	$300
Noncurrent assets	7,957	7,857

Total assets	$8,237	$8,157

Liabilities and stockholders' equity:
Current liabilities	$354	$329
Noncurrent liabilities	3,580	3,602
Stockholders' equity	4,303	4,226

Total liabilities and stockholders' equity	$8,237	$8,157

5.

 Accounts Receivable

A bankruptcy-remote special purpose subsidiary of NS sells without recourse undivided ownership interests in a pool of accounts receivable.   The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS has credit risk to the extent the pool of receivables exceeds the amount sold.   NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities.   Payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers.   Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

There were no accounts receivable sold under this arrangement at March 31, 2003, but $30 million were sold at Dec. 31, 2003, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheet.   The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."   NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience.   These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration.   NS has experienced very low levels of default, and as a result, little dilution.   If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $6 million.

NS' allowance for doubtful accounts was $6 million at March 31, 2003, and $5 million Dec. 31, 2002.

6.  Derivative Financial Instruments

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

Following is a summary of NS' diesel fuel swaps:

	First Quarter
		2003	2002
Number of swaps entered into during the first quarter		72	72
Approximate number of gallons hedged (millions)		94	101
Approximate average price per gallon of Nymex		$0.74	$0.61
No. 2 heating oil

Remainder of

	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of March 31, 2003	68%	33%	2%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 8% and 6% of NS' operating expenses for the first quarters of 2003 and 2002, respectively.

NS' fuel hedging activity resulted in a net decrease in diesel fuel expense of $26 million for first quarter 2003 and a net increase in diesel fuel expense of $4 million for first quarter 2002.   The effect of the hedges was to yield an average cost of 75 cents per gallon for the first quarter of 2003 and 70 cents per gallon for the same period of 2002, including federal taxes and transportation.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was approximately $1 million for each quarter.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $211 million, or 3.1%, and $220 million, or 3.2%, of its fixed rate debt portfolio hedged at March 31, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at March 31, 2003 and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the

Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $23 million and $29 million (pretax) at March 31, 2003, and Dec. 31, 2002, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges
Gross fair market asset position	$22	$24
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	27	29
Gross fair market (liability) position	(2)	--
Total net asset position	$47	$53

7.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2003	2002
	(in millions)

Weighted-average shares outstanding	389.3	387.2
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	1.4	2.5

Diluted weighted-average shares outstanding	390.7	389.7

The calculations exclude options on 31 million shares in 2003 and 24 million shares in 2002 whose exercise price exceeded the average market price of Common Stock for the period.   There are no adjustments to "Net income" for the diluted earnings per share computations.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2003	2002
	($ in millions)

Net income	$209	$86
Other comprehensive income (loss)	(3)	15

Total comprehensive income	$206	$101

For NS, "Other comprehensive income (loss)" reflects the unrealized gains and losses on certain investments in debt and equity securities and net fair value adjustments to certain derivative financial instruments.

9.    Commitments and Contingencies

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

Presently, there are two disputes, one involving labor arbitration and other claims for "New York Dock" and other income protection benefits and the other involving contractual obligations of a fiber optic codeveloper, Williams Communications, LLC ("Williams Communications"), where the aggregated range of loss could be from zero to $75 million. Management believes that NS will prevail in both these matters. However, unfavorable outcomes in either of these matters could result in accruals that could be significant to results of operations in a particular year or quarter.

On January 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring Williams Communications to pay T‑Cubed, NS' telecommunications subsidiary, approximately $36 million, plus prejudgment interest at a rate of 9% per annum, in connection with its contractual obligations to T-Cubed. Williams Communications has appealed and has posted an appeal bond for the full amount of the judgment and interest.   In the event the appeals court reverses the judgment and returns the case to the trial court for further proceedings, T-Cubed's ability to collect and retain the $36 million receivable due from Williams Communications may be limited because of the latter's financial condition and any subsequent developments in the trial court. The shortfall, if any, cannot now be determined. Williams Communications' parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002. Williams Communications was not included in the bankruptcy petition.

Casualty Claims

NS is generally self-insured for casualty claims.   NS has insurance for catastrophic events, but that coverage has upper limits.   The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments are known.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) on the balance sheet and are not netted against the associated liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' balance sheets included liabilities for environmental exposures in the amount of $28 million at March 31, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period).   At March 31, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 113 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At March 31, 2003, NS had outstanding purchase commitments of approximately $63 million in connection with its 2003 capital program.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $36 million through 2006.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations," and Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as of January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2003, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk, Virginia

April 22, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

First-quarter net income was $209 million in 2003 and included $114 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 3).   First-quarter 2003 net income also included an additional $10 million gain related to the 1998 sale of NS' former motor carrier subsidiary, North American Van Lines, Inc., which is reported as discontinued operations (see Note 2).   First-quarter income from continuing operations before accounting changes, which does not include these items, was $85 million, down slightly compared with results for the first quarter of 2002.   Lower income from railway operations and lower nonoperating income were largely offset by the favorable effects of a lower effective income tax rate.

Railway Operating Revenues

First-quarter railway operating revenues were $1.56 billion in 2003, up $63 million, or 4%, compared with the first quarter of 2002.   As shown in the following table, the increase was the result of higher traffic volume and increased average revenues.

First Quarter
2003 vs. 2002
Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$39
Revenue per unit/mix	24

Total	$63

Revenues and carloads for the commodity groups were as follows:

	First Quarter
	Revenues		Carloads
	2003	2002	2003	2002
	($ in millions)		(carloads in thousands)

Coal	$354	$359	395	398
General merchandise:
Automotive	242	228	167	163
Chemicals	194	186	107	104
Metals/construction	166	160	161	162
Agr./consumer prod./govt.	166	154	133	125
Paper/clay/forest	150	141	107	105

General merchandise	918	869	675	659
Intermodal	289	270	578	549

Total	$1,561	$1,498	1,648	1,606

Coal

First-quarter coal revenues decreased $5 million, or 1%, compared with last year. Total traffic volume (tonnage) handled was down slightly for the quarter, as lower traffic volume for export, domestic metallurgical and industrial coal more than offset higher traffic volume for utility coal.   Export coal volume was hampered by production shortfalls from a key supplier.   Domestic metallurgical coal shipments were lower as the harsh winter weather delayed shipments in the Great Lakes region.   Utility coal traffic volume benefited from higher demand caused by the cold weather; however, the weather also resulted in delayed shipments as frozen coal slowed loading and unloading operations.   Average revenue per carload declined 1% in the first quarter as the effects of more shorter-haul (lower revenue per unit) business more than offset the favorable effects of a fuel surcharge.

Coal volumes are expected to strengthen in the second quarter, as utilities' coal stockpiles were depleted during the winter.   For the last half of the year, coal revenues are expected to be comparable to those of 2002.

General Merchandise

First-quarter general merchandise revenues increased $49 million, or 6%, compared with last year.   Traffic volume (carloads) increased 2%, as all commodity groups except the metals and construction group posted increases.   Agriculture, consumer products and government volume increased 6% reflecting more shipments of corn into markets affected by the 2002 drought.   This is expected to continue until late September when the 2003 crop comes to market.   In addition, traffic volume benefited from increased volume for sweeteners and more shipments for the military.   Chemicals traffic volume increased 3% on stronger demand for industrial intermediate products and increased plastics shipments, which was supported by higher vehicle production and consumer products demand.   Automotive traffic volume increased 2%, primarily due to the resumption of production at a plant that had been curtailed during the first quarter of 2002.   Automotive production for the year is expected to be lower than that of 2002.   General merchandise average revenue per carload increased 3% reflecting increased rates, more longer haul (higher average revenue) business, a fuel surcharge and favorable changes in the mix of traffic.

General merchandise revenues are expected to weaken in the second quarter, when compared with the second quarter of 2002, reflecting lower vehicle production.   However, for the last half of the year, general merchandise revenues are expected to be comparable to those of 2002 and largely reflect the performance of the economy.

Intermodal

First-quarter intermodal revenues increased $19 million, or 7%, compared with last year. Traffic volume (units) increased 5%, reflecting more shipments of containers.   Container traffic volume benefited from increased international and domestic business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 2% for the quarter, as the favorable effects of fuel surcharges and ancillary revenues were slightly offset by an unfavorable change in the mix of traffic.

Intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail; however, any weakening in consumer demand could dampen this outlook.

Railway Operating Expenses

First-quarter railway operating expenses were $1.33 billion in 2003, up $69 million, or 5%, compared with last year, as most expense line items were higher.

As discussed in Note 3, effective Jan. 1, 2003, NS' method of accounting for crosstie removal was changed as a result of implementation of SFAS No. 143.   This change in accounting in the first quarter lowered depreciation expense by almost $7 million and increased compensation and benefits and other expenses by almost $5 million.   For the year, it is expected that the depreciation reduction will total approximately $29 million, while the expense increases will total about $20 million.

Compensation and benefits expenses increased $3 million, or 1%, reflecting lower pension income, higher wage rates, increased medical costs (despite additional employee contributions) and the effect of the change in accounting (see Note 3).   These increases more than offset lower incentive compensation and reduced payroll taxes.

Materials, services and rents increased $21 million, or 6%, principally because of higher material expenses, primarily for locomotive repairs, and volume-related intermodal expenses and equipment rents.

Conrail rents and services expenses decreased $6 million, or 5%, reflecting lower costs in the Shared Assets Areas and slightly higher Conrail earnings.

Depreciation expense was even in the first quarter, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 3).

Diesel fuel expenses increased $23 million, or 28%, reflecting higher average prices and marginally higher consumption.   Expenses in 2003 included a $26 million benefit from favorable hedge settlements, while the first quarter of 2002 included $4 million of cost related to the hedging program.

Casualties and other claims expense increased $16 million, or 46%, primarily because of damage to equipment and lading incurred because of several derailments, continuing unfavorable personal injury claims development and higher insurance costs.

Other expense increased $12 million, or 28%, reflecting the absence of two items that benefited 2002 -- a favorable property tax settlement and a favorable bad debt settlement.

Other Income - Net

Other income - net was $13 million lower in the first quarter of 2003, compared with the same period of 2002.   The decline reflected fewer gains from the sale of properties and investments and lower coal royalties, which were somewhat offset by a favorable adjustment to interest accruals upon settlement of federal tax audits.

Provision for Income Taxes

The first-quarter effective income tax rate was 32.0% in 2003, compared with 37.2% last year.   Excluding NS' equity in Conrail's after-tax earnings, the first-quarter rate was 35.4% in 2003 and 39.5% in 2002.   The decline was primarily the result of favorable resolutions of prior years' tax audits, which will also be reflected in the effective rate for the remainder of the year.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $133 million in the first three months of 2003, compared with $63 million in the first three months of 2002.   The improvement reflected a smaller reduction in the amount of accounts receivable sold -- a reduction of $30 million in the first quarter of 2003, compared with a reduction of $150 million during the same period of 2002.   Absent this change, operating cash flow declined, principally the result of changes in working capital, including growth in accounts receivable.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $80 million in the first three months of 2003 and $66 million for the same period of 2002.

NS' working capital deficit was $840 million at March 31, 2003, compared with $554 million at Dec. 31, 2002. The increase was principally the result of more current maturities of debt.   NS has two large debt payments due within the next twelve months:   $250 million due July 7, 2003 and $250 million due Feb. 15, 2004.   NS expects to repay this debt using cash generated from operations (including sales of accounts receivable), cash on hand and borrowings from the PRR subsidiary, as discussed above.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $421 million, and the amount of receivables sold ranged from zero to $400 million.   Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.   NS expects to generate sufficient cash flow from operations to meet its ongoing obligations.

Cash used for investing activities increased slightly in the first three months of 2003, compared with the first three months of 2002, principally because of a small increase in capital expenditures.

Cash provided by financing activities was $21 million in the first three months of 2003, compared with $103 million in the same period of 2002.   Proceeds from borrowings consisted entirely of loans from the PRR subsidiary in 2003, while in the prior year it also included $52 million from the issuance of equipment trust certificates.   NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 52.8% at March 31, 2003, and 53.1% at Dec. 31, 2002.

NS has outstanding $717 million of its 7.05% notes due May 1, 2037.   Each holder of a 2037 note may require NS to redeem all or part of the note at face value, plus accrued and unpaid interest, on May 1, 2004.   NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004.   NS expects to be able to redeem notes properly presented, if any, using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's first-quarter net income was $77 million in 2003 and included $40 million for the cumulative effect on years prior to 2003 of a change in accounting principles as required by Conrail's adoption of SFAS No. 143.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.   Conrail's income before the accounting change was $37 million in the first quarter of 2003, about even with the $36 million of first-quarter 2002.

Conrail's working capital deficit was $74 million at March 31, 2003, compared with a deficit of $29 million at Dec. 31, 2002.   Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

OTHER MATTERS

Telecommunications Subsidiary

NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), has developed fiber optic infrastructure with companies in the telecommunications industry.   This industry has experienced a severe downturn.   As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."   To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized.

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

T-Cubed is engaged in contract litigation with a second codeveloper, Williams Communications, LLC ("Williams Communications"), concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia. On Jan. 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring Williams Communications to pay T-Cubed the remaining amount due for such infrastructure, approximately $36 million, plus prejudgment interest at a rate of 9% per annum. Williams Communications has appealed and has posted an appeal bond for the full amount of the judgment and interest. In the event the appeals court reverses the judgment and returns the case to the trial court for further proceedings, T-Cubed's ability to collect and retain any future judgment against Williams Communications may be limited due to the latter's financial condition and any subsequent developments in the trial court; however, the shortfall, if any, cannot now be determined. Williams Communications' parent, Williams Communications Group, Inc., filed in April 2002 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and emerged from bankruptcy in October 2002. Williams Communications was not included in this bankruptcy petition (see Note 9).

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   One such dispute has been heard and NSR is awaiting a decision.   Another dispute is scheduled to be heard in May.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   Based on known facts, including the availability of legal defenses, management believes that NS will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS' financial position, results of operations or liquidity.   Depending on the outcome of these arbitrations, additional claims may be filed or progressed to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 9).

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS employees; the United Transportation Union (UTU), which represents about 6,700 NS employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS employees; and the American Train Dispatchers Department (ATDD), which represents about 400 NS employees.   The agreement previously reached with the BLE was through 2004; NS recently reached a further contract extension with the BLE through 2009 (subject to ratification). Health and welfare issues have been resolved with BMWE and TCU. The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration. Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 8% of NS' operating expenses for the first quarter of 2003. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of March 31, 2003, through swap transactions, NS has hedged approximately 68% of expected 2003 diesel fuel requirements. The effect of the hedges is to yield an average cost of 75 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $30 million as of March 31, 2003.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2003, NS' debt subject to interest rate fluctuations totaled $917 million (excluding debt due to the PRR subsidiary). A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $9 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On March 31, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%. During the first quarters of 2003 and 2002, the effect of the swaps was to reduce interest expense by $2 million and $3 million, respectively. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million in the first quarters of 2003 and 2002.   Capital expenditures totaled approximately $1 million for the first quarter of 2003 and $2 million for the first quarter of 2002.

NS' balance sheets included liabilities for environmental exposures in the amount of $28 million at March 31, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At March 31, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 113 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 19 under the heading "Market Risks and Hedging Activities."

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

(b)  Reports on Form 8-K:

          A report on Form 8-K was filed Jan. 29, 2003, advising of the issuance of a press release announcing fourth quarter and 2002 results, and attaching as an exhibit the related press release.

          A report on Form 8-K was filed Feb. 12, 2003, advising that the Corporation's vice chairman and chief financial officer was scheduled to address the Deutsche Bank Global Transportation Conference on Feb. 12, and attaching as an exhibit the presentation and the 2003 investor book distributed to conference participants.

          A report on Form 8-K was filed Feb. 27, 2003, advising that several senior officers of the Corporation were to give presentations at the Corporation's conference facilities at Brosnan Forest in Dorchester, South Carolina, and attaching the presentations as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 30, 2003	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	April 30, 2003	/s/ John P. Rathbone
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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Henry C. Wolf
Henry C. Wolf
Vice Chairman and Chief Financial Officer

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

99	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.