Form 10-Q/A
period 2003-03-31
NORFOLK SOUTHERN CORP
filed 2003-04-30
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

24

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information

99	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27