Form 10-Q
period 2003-06-30
NORFOLK SOUTHERN CORP
filed 2003-07-30
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003

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
practicable date:

Class

Outstanding as of June 30, 2003

Common Stock (par value $1.00)		390,206,788 (excluding 21,169,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Six Months Ended June 30, 2003 and 2002

		Consolidated Balance Sheets	4
		June 30, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Six Months Ended June 30, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	14

	Item 2.	Management's Discussion and Analysis of	15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	22
		About Market Risks

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	23

Signatures			24

Exhibit Index			25

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Railway operating revenues:
Coal	$389	$350	$743	$709
General merchandise	944	948	1,862	1,817
Intermodal	300	295	589	565
Total railway operating revenues	1,633	1,593	3,194	3,091

Railway operating expenses:
Compensation and benefits	535	497	1,061	1,020
Materials, services and rents	377	364	737	703
Conrail rents and services (Note 4)	102	103	209	216
Depreciation	129	129	256	256
Diesel fuel	93	84	197	165
Casualties and other claims	47	37	98	72
Other	52	57	107	100
Total railway operating expenses	1,335	1,271	2,665	2,532

Income from railway operations	298	322	529	559

Other income - net	24	2	45	36
Interest expense on debt	(123)	(130)	(250)	(264)

Income from continuing operations before
income taxes and accounting changes	199	194	324	331

Provision for income taxes	62	75	102	126

Income from continuing operations before accounting changes	137	119	222	205

Discontinued operations - taxes on sale of
motor carrier (Note 2)	--	--	10	--
Cumulative effect of changes in accounting
principles, net of taxes (Note 3)	--	--	114	--
Net income	$137	$119	$346	$205

Per share amounts, basic and diluted (Note 7):
Income from continuing operations before
accounting changes	$0.35	$0.31	$0.57	$0.53
Discontinued operations - taxes on sale of motor carrier	--	--	0.03	--
Cumulative effect of changes in accounting principles, net of taxes	--	--	0.29	--
Net income	$0.35	$0.31	$0.89	$0.53
Dividends per share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	June 30,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$110	$184
Accounts receivable, net (Note 5)	800	683
Due from Conrail (Note 4)	6	6
Materials and supplies	102	97
Deferred income taxes	202	187
Other current assets	86	142
Total current assets	1,306	1,299

Investment in Conrail (Note 4)	6,215	6,178
Properties less accumulated depreciation	11,823	11,370
Other assets	1,194	1,109
Total assets	$20,538	$19,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$923	$908
Income and other taxes	229	269
Due to Conrail (Note 4)	78	86
Other current liabilities	226	232
Current maturities of long-term debt	613	358
Total current liabilities	2,069	1,853

Long-term debt	6,848	7,006
Other liabilities	1,003	1,029
Due to Conrail (Note 4)	618	513
Minority interests	50	45
Deferred income taxes	3,141	3,010
Total liabilities	13,729	13,456

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 411,375,913 and
410,154,465 shares, respectively	411	410
Additional paid-in capital	504	481
Unearned restricted stock (Note 1)	(7)	--
Accumulated other comprehensive loss (Note 8)	(64)	(65)
Retained income	5,985	5,694
Less treasury stock at cost, 21,169,125 shares	(20)	(20)
Total stockholders' equity	6,809	6,500

Total liabilities and stockholders' equity	$20,538	$19,956

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities
Net income	$346	$205
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(114)	--
Depreciation	263	262
Deferred income taxes	47	70
Equity in earnings of Conrail	(27)	(19)
Gains and losses on properties and investments	(12)	(32)
Income from discontinued operations	(10)	--
Changes in assets and liabilities affecting operations:
Accounts receivable	(117)	(48)
Materials and supplies	(5)	(10)
Other current assets and due from Conrail	56	53
Current liabilities other than debt	(25)	(34)
Other - net	(36)	(62)
Net cash provided by operating activities	366	385

Cash flows from investing activities
Property additions	(386)	(345)
Property sales and other transactions	15	(3)
Investments, including short-term	(66)	(44)
Investment sales and other transactions	5	13
Net cash used for investing activities	(432)	(379)

Cash flows from financing activities
Dividends	(55)	(46)
Common stock issued - net	4	36
Proceeds from borrowings	130	526
Debt repayments	(87)	(632)
Net cash used for financing activities	(8)	(116)

Net decrease in cash and cash equivalents	(74)	(110)

Cash and cash equivalents
At beginning of year	184	204

At end of period	$110	$94

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$261	$268
Income taxes	$57	$38

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present the Corporation's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Corporation's latest Annual Report on Form 10‑K and (b) any Current Reports on Form 8‑K.

1.   Stock-Based Compensation

During the first quarter of 2003, a committee of nonemployee directors of NS' Board granted stock options, performance share units (PSUs) and restricted shares pursuant to the stockholder-approved Long-Term Incentive Plan.   Options to purchase 5,700,000 shares were granted with an option price of $19.625, which was the fair market value of Common Stock on the date of grant.   The options have a term of ten years, but may not be exercised prior to the first anniversary of the date of grant.   PSUs granted totaled 946,000 and will be awarded based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   One-half of any PSUs earned will be paid in the form of shares of Common Stock and the other half will be paid in cash.   Restricted shares granted totaled 420,600 and have a three-year vesting and restriction period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	($ in millions, except per share)

Net income, as reported	$137	$119	$346	$205
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	3	3	5	12
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(8)	(10)	(16)	(25)
Pro forma net income	$132	$112	$335	$192

Earnings per share:
Basic and diluted - as reported	$0.35	$0.31	$0.89	$0.53
Basic and diluted - pro forma	$0.34	$0.29	$0.86	$0.50

2.   Discontinued Operations

Year-to-date 2003 results include an additional after-tax gain of $10 million, or 3 cents per share, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

3.   Changes in Accounting Principles

NS adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense by about $7 million in the second quarter and $14 million in the first six months (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by about $6 million for the quarter and $10 million for the first six months (for the costs to remove retired assets).

NS also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

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

Operation of Conrail's Lines

The June 1999 Operating Agreement between NSR and PRR governs substantially all track assets operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms.   Payments under the Opera-ting Agreement are subject to adjustment every six years to reflect changes in values.   NSR also has leased or subleased equipment for varying terms from PRR.   Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR.   NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

Proposed Spin-Off of PRR and NYC

In June 2003, NS together with CSX and Conrail, filed a joint petition with the Surface Transportation Board to establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed transaction would replace the existing operating agreements and allow NSR and CSXT to operate PRR and NYC, respectively, via direct ownership.   The proposed transaction does not involve the Shared Assets Areas.   The proposed transaction is subject to a number of conditions, including STB approval and an Internal Revenue Service ruling qualifying it as a nontaxable distribution.

As a part of the proposed transaction, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $400 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenant packages substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.   Registration statements on Form S-4 will be filed with the U.S. Securities and Exchange Commission in connection with the proposed exchange offer.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

Investment in Conrail

NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At June 30, 2003, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.7 billion.

NS' Consolidated Balance Sheet at June 30, 2003 includes $46 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through June 30, 2003, NS has paid $157 million of such costs.

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes:   (1) expenses for amounts due to PRR for use of operating properties and equipment, (2) expenses for amounts due to CRC for operation of the Shared Assets Areas and (3) NS' equity in the earnings of Conrail, net of amortization.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.48% at June 30, 2003.   The proposed spin-off transaction described above would effectively relieve NS of this obligation.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99(b) with NS' 2002 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	($ in millions)

Operating revenues	$231	$222	$457	$447
Operating expenses excluding depreciation	(80)	(78)	(162)	(161)
Depreciation	(85)	(80)	(166)	(161)
Operating income	66	64	129	125
Interest expense on debt	(25)	(26)	(50)	(52)
Other income - net	21	29	42	50
Income before income taxes and accounting change	62	67	121	123
Provision for income taxes	(23)	(25)	(45)	(45)
Income before accounting change	39	42	76	78
Cumulative effect of change in accounting principles, net of taxes	--	--	40	--
Net income	$39	$42	$116	$78

Note:   Conrail adopted SFAS No. 143, effective Jan. 1, 2003, and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	June 30,	Dec. 31,
	2003	2002
	($ in millions)
Assets:
Current assets	$279	$300
Noncurrent assets	7,912	7,857

Total assets	$8,191	$8,157

Liabilities and stockholders' equity:
Current maturities of long-term debt	$54	$57
Other current liabilities	247	272
Long-term debt	1,104	1,123
Other noncurrent liabilities	2,443	2,479
Stockholders' equity	4,343	4,226

Total liabilities and stockholders' equity	$8,191	$8,157

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

There were no accounts receivable sold under this arrangement at June 30, 2003, but $30 million were sold at Dec. 31, 2002, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheet.   The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."   NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience.   These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration.   NS has experienced very low levels of default, and as a result, little dilution.   If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $6 million.

NS' allowance for doubtful accounts was $6 million at June 30, 2003, and $5 million at Dec. 31, 2002.

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

Following is a summary of NS' diesel fuel swaps:

	Second Quarter
		2003	2002
Number of swaps entered into during the second quarter		72	72
Approximate number of gallons hedged (millions)		94	98
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.70	$0.67

Remainder of

	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of June 30, 2003	72%	43%	6%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 7% of NS' operating expenses for the second quarters of 2003 and 2002.

NS' fuel hedging activity had the following effects on diesel fuel expense:   for the second quarter, decreases of $8 million and $1 million for 2003 and 2002, respectively, and for the first six months, a decrease of $34 million and an increase of $3 million for 2003 and 2002, respectively.   The effect of the hedges was to yield average costs per gallon (including federal taxes and transportation) of 80 cents and 70 cents for the second quarters of 2003 and 2002,

respectively, and 83 cents and 69 cents for the first six months of 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was approximately $1 million for each quarter.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $203 million, or 3%, and $220 million, or 3%, of its fixed rate debt portfolio hedged at June 30, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at June 30, 2003 and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the

Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $29 million (pretax) at June 30, 2003, and at Dec. 31, 2002, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges
Gross fair market asset position	$24	$24
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	32	29
Gross fair market (liability) position	--	--
Total net asset position	$56	$53

7.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions)

Weighted-average shares outstanding	389.6	388.3	389.4	387.7
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	2.3	2.4	1.9	2.5

Diluted weighted-average shares outstanding	391.9	390.7	391.3	390.2

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2003, 25 million in the second quarter and 31 million in the first quarter; and in 2002, 24 million in each of the second and first quarters.   There are no adjustments to "Net income" for the diluted earnings per share computations.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	($ in millions)

Net income	$137	$119	$346	$205
Other comprehensive income (loss)	4	(1)	1	14

Total comprehensive income	$141	$118	$347	$219

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

Presently, there are two disputes, one involving claims for "New York Dock" and other income protection benefits and the second involving contractual obligations of a fiber optic codeveloper, Williams Communications, LLC ("Williams Communications"), where the aggregated range of loss could be from zero to $55 million. Management believes that NS will prevail in both these matters. However, unfavorable outcomes in either of these matters could result in accruals that could be significant to results of operations in a particular year or quarter.

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   Two significant cases have been heard.   Both resulted in an award favorable to NSR.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $24 million at June 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period).   At June 30, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 110 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 110 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At June 30, 2003, NS had outstanding purchase commitments of approximately $15 million in connection with its 2003 capital program.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $34 million through 2006.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003.

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

July 22, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Second-quarter net income was $137 million in 2003, up $18 million, or 15%, compared with the same period last year, as higher nonoperating income and a lower effective tax rate more than offset lower income from railway operations.   For the first six months of 2003, net income was $346 million and included $114 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 3).   Six-month net income also included an additional $10 million gain related to the 1998 sale of NS' former motor carrier subsidiary, North American Van Lines, Inc., which is reported as discontinued operations (see Note 2).   Income from continuing operations before accounting changes, which does not include these items, was $222 million for the first six months of 2003, up $17 million, or 8%, compared with results for the same period of 2002.   The improvement was primarily the result of higher nonoperating income and a lower effective income tax rate, which more than offset lower income from railway operations.

Railway Operating Revenues

Second-quarter railway operating revenues were $1.6 billion in 2003, up $40 million, or 3%, compared with the second quarter of last year.   For the first six months, revenues were $3.2 billion, up $103 million, or 3%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.

	Second Quarter	First Six Months
	2003 vs. 2002	2003 vs. 2002
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 18	$ 57
Revenue per unit/mix	22	46
	$ 40	$ 103

Revenues, carloads and average revenue per unit for the commodity groups were as follows (prior year amounts have been reclassified to conform to the current presentation):

	Second Quarter
	Revenue		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$389	$350	420	394	$927	$889
General merchandise:
Automotive	242	259	169	181	1,433	1,428
Chemicals	190	190	105	108	1,809	1,771
Metals/construction	175	189	184	196	954	966
Agr./consumer prod./govt.	175	156	137	127	1,278	1,227
Paper/clay/forest	162	154	113	112	1,433	1,376

General merchandise	944	948	708	724	1,334	1,310
Intermodal	300	295	608	599	493	493

Total	$1,633	$1,593	1,736	1,717	$941	$928

	First Six Months
	Revenues		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$743	$709	816	792	$911	$895
General merchandise:
Automotive	484	487	335	344	1,443	1,414
Chemicals	382	373	211	209	1,816	1,784
Metals/construction	341	349	345	358	988	977
Agr./consumer prod./govt.	343	313	271	255	1,262	1,231
Paper/clay/forest	312	295	220	217	1,419	1,358

General merchandise	1,862	1,817	1,382	1,383	1,347	1,314
Intermodal	589	565	1,186	1,148	497	492

Total	$3,194	$3,091	3,384	3,323	$944	$930

Coal

Coal revenues increased $39 million, or 11%, in the second quarter and $34 million, or 5%, in the first six months, compared with the same periods last year.   Total traffic volume (tonnage) handled increased 8% in the quarter and 4% for the first six months, primarily because of higher utility coal volume.   Shipments of utility coal increased 9% in the quarter as stockpile replenishments, increased coal-fired generation and gains from new business more than offset the effects of reduced demand for electricity.   Utility coal volume was up 5% for the first six months, largely due to the second-quarter increase.   Export coal volume increased 19% in the quarter and 6% for the first six months.   Both increases were primarily the result of increased shipments of metallurgical coal, which more than offset less steam coal exports.   Average revenue per carload was up 4% in the second quarter and 2% for the first six months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic) and the favorable effects of a fuel surcharge.

For the remainder of the year, coal volumes are expected to continue to be higher, although mild weather patterns could dampen this outlook.   While utility stockpiles are estimated to be near target levels, significant natural gas price increases are expected this winter, which could lead to greater utilization of coal-fired generation plants.   As disclosed in NS' 2002 10-K, since early 2002, two utility customers have rate reasonableness complaints before the Surface Transportation Board (STB).   Until resolved, NS is billing and collecting amounts from these customers based on the challenged tariff rates.   NS currently expects the STB to issue its decisions in the fourth quarter of 2003, although ultimate resolution may not occur until a later date.   While the accompanying financial statements reflect management's best estimate of the resolution of these matters, due to the passage of time, their ultimate outcome could have a significant effect on results of operations in the particular quarter or year resolved.

General Merchandise

General merchandise revenues decreased $4 million in the second quarter, but increased $45 million, or 2%, in the first six months, compared with the same periods last year.   The slight decline for the quarter was the result of lower traffic volume (carloads), which was largely offset by higher average revenues.   For the first six months, the revenue increase reflected higher average revenues as traffic volume was flat.   For both periods, the largest volume decreases were in the metals and construction and automotive groups.   Metals and construction volume suffered from continued softness in the imported steel market and a weak U.S. dollar.   Automotive traffic volume reflected reduced production from Ford, General Motors and DaimlerChrysler, which was partially offset by increased shipments for Toyota, BMW and Honda.   Agriculture, consumer products and government volume increased 8% in the quarter and 7% for the first six months reflecting more shipments of corn into markets affected by the 2002 drought.   This is expected to continue until late September when the 2003 crop comes to market.   In addition, traffic volume benefited from increased volume for fertilizer and more shipments for the military.   Paper, clay and forest products volume increased 1% for both the quarter and first six months, supported by improving market conditions and diversion of truck traffic to rail.

General merchandise average revenue per carload increased 2% in the second quarter and 3% for the first six months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to show weakness during the last half of the year and are largely dependent upon the performance of the economy.

Intermodal

Intermodal revenues increased $5 million, or 2%, in the second quarter and $24 million, or 4%, in the first six months, compared with the same periods last year.   Traffic volume (units) increased 1% in the second quarter and 3% for the first six months reflecting more shipments of containers, which offset declines in premium business (mostly postal traffic and automotive parts).   Container traffic volume benefited from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit was flat for the quarter, but increased 1% for the first six months, as the favorable effects of fuel surcharges and ancillary revenues were offset (entirely for the quarter and largely for the first six months) by an unfavorable change in the mix of traffic.

Intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail; however, any weakening in consumer demand could dampen this outlook.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.3 billion in 2003, up $64 million, or 5%, compared with last year.   For the first six months, expenses were $2.7 billion, up $133 million, or 5%.   For both periods, most expense line items were higher.

As discussed in Note 3, effective Jan. 1, 2003, NS' method of accounting for crosstie removal was changed as a result of implementation of SFAS No. 143.   This change in accounting lowered depreciation expense and increased compensation and benefits and other expenses as disclosed in Note 3.   For the year, it is expected that the depreciation reduction will total approximately $29 million, while the expense increases will total about $20 million.

Compensation and benefits expenses increased $38 million, or 8%, in the second quarter and $41 million, or 4%, in the first six months, compared with the same periods last year.   Both comparisons reflected lower pension income, higher wage rates, increased medical costs (despite additional employee contributions), expenses attributable to employee turnover (more train and engine trainees) and the effect of the change in accounting (see Note 3).   These increases more than offset reduced payroll taxes and, for the first six months, lower stock-based compensation expenses.

Materials, services and rents increased $13 million, or 4%, in the second quarter and $34 million, or 5%, in the first six months, compared with the same periods last year.   Both increases were primarily the result of higher expenses for repairs and maintenance, haulage and software license and maintenance fees.

Conrail rents and services expenses decreased $1 million, or 1%, in the second quarter and $7 million, or 3%, in the first six months, compared with the same periods last year.   The decline for the first six months was principally the result of lower expenses in the Shared Assets Areas.

Depreciation expense was even in both the second quarter and the first six months, compared with the same periods last year, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 3).

Diesel fuel expenses increased $9 million, or 11%, in the second quarter and $32 million, or 19%, in the first six months, compared with the same periods last year, reflecting higher average prices and marginally lower consumption.   The hedging program produced benefits of $8 million and $34 million in the second quarter and first six months of 2003, compared with a $1 million benefit and $3 million of cost for the same periods of 2002, respectively.

Casualties and other claims expense increased $10 million, or 27%, in the second quarter and $26 million, or 36%, in the first six months, compared with the same periods last year.   The increases were largely the result of continuing

adverse personal injury claims development and higher insurance premiums, which was mitigated by an insurance recovery related to a previous settlement.   The increase for the first six months also reflected damage costs incurred because of several derailments early in the year.

Other expense decreased $5 million, or 9%, in the second quarter, but increased $7 million, or 7%, in the first six months, compared with the same periods of last year.   The decline resulted from a favorable property tax settlement, while the increase reflected the absence of a favorable bad debt settlement (the effects of this year's property tax settlement was comparable to a similar item in the first quarter of 2002).

Other Income - Net

Other income - net increased $22 million in the second quarter and $9 million in the first six months of 2003, compared with the same periods of 2002.   The increase for the quarter principally resulted from lower interest accruals related to income tax liabilities, which were favorably affected by settlements, and higher returns on corporate-owned life insurance.   For the first six months, benefits from these same items were mitigated by fewer gains from the sale of properties and investments and lower coal royalties.

Provision for Income Taxes

The second-quarter effective income tax rate was 31.2% in 2003, compared with 38.7% last year.   For the first six months, the effective rate was 31.5% in 2003, compared with 38.1% in 2002.   Excluding NS' equity in Conrail's after-tax earnings, the second-quarter rate was 33.9% in 2003 and 41.0% in 2002, and the year-to-date rate was 34.3% in 2003, compared with 40.4% in 2002.   The decline was primarily the result of favorable resolutions of prior years' tax audits, which will continue to be reflected in the effective rate for the remainder of the year.   In addition, the rates in 2002 included the effects of an increase in the Indiana state income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $366 million in the first six months of 2003, compared with $385 million in the first six months of 2002.   The decline was primarily the result of unfavorable changes in working capital, including growth in rail trade accounts receivable and miscellaneous other receivables.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings."   NS' net cash flow from these borrowings amounted to $105 million in the first six months of 2003 and $98 million for the same period of 2002.

NS' working capital deficit was $763 million at June 30, 2003, compared with $554 million at Dec. 31, 2002.   The increase was principally the result of more current maturities of debt, as NS had two large debt payments due within the following twelve months:   $250 million due July 7, 2003 and $250 million due Feb. 15, 2004.   NS repaid the debt due in July using $150 million of proceeds from the sale of accounts receivable and $100 million from cash on hand.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $422 million, and the amount of receivables sold ranged from zero to $200 million.   Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.   NS expects to generate sufficient cash flow from operations to meet its ongoing obligations.

Cash used for investing activities increased in the first six months of 2003, compared with the first six months of 2002, principally because of an increase in capital expenditures driven by more locomotive purchases.

Cash used for financing activities was $8 million in the first six months of 2003, compared with $116 million in the same period of 2002.   The decline resulted from the timing of debt maturities -- a significant net reduction to debt occurred in the first six months of 2002, while this year no significant debt was due until July 2003 (see discussion of working capital above).   Proceeds from borrowings in the first six months of 2003 consisted entirely of loans from the PRR subsidiary, while in 2002 proceeds also included $380 million from the issuance of notes, equipment trust certificates and commercial paper.   NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 52.3% at June 30, 2003, and 53.1% at Dec. 31, 2002.   On July 22, 2003, NS increased its quarterly dividend to 8 cents per share.

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

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's second-quarter net income was $39 million in 2003, compared with $42 million in 2002, reflecting a decline in nonoperating income.   For the first six months of 2003, Conrail's net income was $116 and included $40 million for the cumulative effect on years prior to 2003 of a change in accounting principles as required by Conrail's adoption of SFAS No. 143.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.   Conrail's income before the accounting change was $76 million for the first six months of 2003, about even with the $78 million for the same period of 2002.

Conrail's working capital deficit was $22 million at June 30, 2003, compared with a deficit of $29 million at Dec. 31, 2002.   Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

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

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   Two significant cases have been heard.   Both resulted in an award favorable to NSR.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   Based on known facts, including the availability of legal defenses, management believes that NS will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS' financial position, results of operations or liquidity.   Depending on the outcome of these arbitrations, additional claims may be filed or progressed to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 9).

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with 15 different labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS employees; the United Transportation Union (UTU), which represents about 6,700 NS employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS employees; and the American Train Dispatchers Department (ATDD), which represents about 400 NS employees.   A tentative agreement (subject to ratification) has also been reached with the Brotherhood of Railroad Signalmen (BRS), which represents about 1,100 NS Employees.   The agreement previously reached with the BLE was through 2004; NS recently reached a further contract extension with the BLE through 2009 (subject to ratification).   Health and welfare issues were resolved by the BMWE and TCU agreements (and by the tentative BRS agreement).   The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration.   Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS' operating expenses for the second quarter of 2003.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of June 30, 2003, through swap transactions, NS has hedged approximately 72% of expected 2003 diesel fuel requirements for the remainder of 2003, and 43% and 6% of expected requirements for 2004 and 2005, respectively.   The effect of the hedges is to yield an average cost of 76 cents per hedged gallon for the rest of 2003, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $30 million as of June 30, 2003.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2003, NS' debt subject to interest rate fluctuations totaled $907 million (excluding debt due to the PRR subsidiary).   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $9 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $2 million in both the second quarters of 2003 and 2002 and by $4 million and $5 million for the first six months of 2003 and 2002, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million for the first six months of 2003 and $5 million for the same period of 2002.   Capital expenditures totaled approximately $2 million and $3 million for the first six months of 2003 and 2002, respectively.

NS' balance sheets included liabilities for environmental exposures in the amount of $24 million at June 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At June 30, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 110 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 110 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 20 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS' Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.   Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the most recent fiscal quarter, there has not been any change in NS' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, NS' internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

15     Letter regarding unaudited financial information.

31     Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

32     Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.

(b)  Reports on Form 8-K:

         A report on Form 8-K was filed April 23, 2003, advising of the issuance of a press release announcing first quarter 2003 results, and attaching as an exhibit the related press release.

          A report on Form 8-K was filed June 5, 2003, advising of the issuance of a joint press release announcing that CSX Corporation (CSX), Norfolk Southern Corporation (NS) and Consolidated Rail Corporation (Conrail) had made a joint filing of a petition with the Surface Transportation Board to establish direct ownership and control by CSX Transportation, Inc. and Norfolk Southern Railway Company, the railroad subsidiaries of CSX and NS, respectively, of two Conrail subsidiaries - New York Central Lines LLC and Pennsylvania Lines LLC, and attaching as an exhibit the joint press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	July 30, 2003	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	July 30, 2003	/s/ John P. Rathbone
John P. Rathbone
Senior Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information.

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)
or Rule 15d-14(a).

32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b)
and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.