Form 10-Q
period 2003-09-30
NORFOLK SOUTHERN CORP
filed 2003-10-31
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003

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
practicable date:

Class

Outstanding as of Sept. 30, 2003

Common Stock (par value $1.00)		390,419,172 (excluding 21,116,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2003 and 2002

		Consolidated Balance Sheets	4
		Sept. 30, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	14

	Item 2.	Management's Discussion and Analysis of	15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	22
		About Market Risks

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 1.	Legal Proceedings	23

	Item 4.	Submission of Matters to a Vote of Security Holders	23

	Item 6.	Exhibits and Reports on Form 8-K	23

Signatures			25

Exhibit Index			26

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002

Railway operating revenues:
Coal	$372	$371	$1,115	$1,080
General merchandise	911	917	2,773	2,734
Intermodal	315	310	904	875
Total railway operating revenues	1,598	1,598	4,792	4,689

Railway operating expenses:
Compensation and benefits	531	489	1,592	1,509
Materials, services and rents	346	386	1,083	1,089
Conrail rents and services (Note 4)	105	100	314	316
Depreciation	128	129	384	385
Diesel fuel	86	81	283	246
Casualties and other claims	44	57	142	129
Other	47	45	154	145
Total railway operating expenses	1,287	1,287	3,952	3,819

Income from railway operations	311	311	840	870

Other income - net	12	4	57	40
Interest expense on debt	(123)	(126)	(373)	(390)

Income from continuing operations before
income taxes and accounting changes	200	189	524	520

Provision for income taxes	63	63	165	189

Income from continuing operations before accounting changes	137	126	359	331

Discontinued operations - taxes on sale of
motor carrier (Note 2)	--	--	10	--
Cumulative effect of changes in accounting
principles, net of taxes (Note 3)	--	--	114	--
Net income	$137	$126	$483	$331

Per share amounts, basic and diluted (Note 7):
Income from continuing operations before
accounting changes	$0.35	$0.32	$0.92	$0.85
Discontinued operations - taxes on sale of motor carrier	--	--	0.03	--
Cumulative effect of changes in accounting principles, net of taxes	--	--	0.29	--
Net income	$0.35	$0.32	$1.24	$0.85
Dividends per share	$0.08	$0.07	$0.22	$0.19

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$158	$184
Short-term investments	3	--
Accounts receivable, net (Note 5)	779	683
Due from Conrail (Note 4)	6	6
Materials and supplies	92	97
Deferred income taxes	198	187
Other current assets	48	142
Total current assets	1,284	1,299

Investment in Conrail (Note 4)	6,229	6,178
Properties less accumulated depreciation	11,821	11,370
Other assets	1,225	1,109
Total assets	$20,559	$19,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$938	$908
Income and other taxes	222	269
Due to Conrail (Note 4)	65	86
Other current liabilities	266	232
Current maturities of long-term debt	363	358
Total current liabilities	1,854	1,853

Long-term debt	6,823	7,006
Other liabilities	1,030	1,029
Due to Conrail (Note 4)	688	513
Minority interests	50	45
Deferred income taxes	3,199	3,010
Total liabilities	13,644	13,456

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 411,535,297 and
410,154,465 shares, respectively	412	410
Additional paid-in capital	507	481
Unearned restricted stock (Note 1)	(6)	--
Accumulated other comprehensive loss (Note 8)	(69)	(65)
Retained income	6,091	5,694
Less treasury stock at cost, 21,116,125 and 21,169,125 shares, respectively	(20)	(20)
Total stockholders' equity	6,915	6,500

Total liabilities and stockholders' equity	$20,559	$19,956

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2003	2002
Cash flows from operating activities
Net income	$483	$331
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(114)	--
Depreciation	395	395
Deferred income taxes	116	139
Equity in earnings of Conrail	(41)	(32)
Gains and losses on properties and investments	(16)	(35)
Income from discontinued operations	(10)	--
Changes in assets and liabilities affecting operations:
Accounts receivable	(96)	(209)
Materials and supplies	5	(1)
Other current assets and due from Conrail	86	75
Current liabilities other than debt	23	21
Other - net	(31)	(62)
Net cash provided by operating activities	800	622

Cash flows from investing activities
Property additions	(536)	(517)
Property sales and other transactions	40	15
Investments, including short-term	(83)	(58)
Investment sales and other transactions	1	15
Net cash used for investing activities	(578)	(545)

Cash flows from financing activities
Dividends	(86)	(74)
Common stock issued - net	5	39
Proceeds from borrowings	218	609
Debt repayments	(385)	(723)
Net cash used for financing activities	(248)	(149)

Net decrease in cash and cash equivalents	(26)	(72)

Cash and cash equivalents
At beginning of year	184	204

At end of period	$158	$132

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$334	$348
Income taxes	$62	$49

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present the Norfolk Southern Corporation and subsidiaries (NS) financial position as of Sept. 30, 2003, its results of operations for the three and nine months ended Sept. 30, 2003 and 2002, and its cash flows for the nine months ended Sept. 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in NS' latest Annual Report on Form 10‑K and (b) any Current Reports on Form 8‑K.

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

NS applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans.   As a result, the grants of PSUs and restricted shares resulted in charges to net income, while the stock-option grant did not result in a charge to net income.   The portion of the restricted stock that has not yet been earned is shown as a reduction of stockholders' equity on NS' Consolidated Balance Sheet.   The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002
	($ in millions, except per share)

Net income, as reported	$137	$126	$483	$331
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	3	(1)	8	11
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(7)	(8)	(23)	(33)
Pro forma net income	$133	$117	$468	$309

Earnings per share:
Basic and diluted - as reported	$0.35	$0.32	$1.24	$0.85
Basic and diluted - pro forma	$0.34	$0.30	$1.20	$0.80

2.   Discontinued Operations

Year-to-date 2003 results include an additional after-tax gain of $10 million, or 3 cents per share, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

3.   Changes in Accounting Principles

NS adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense by about $7 million in the third quarter and $21 million in the first nine months (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by about $6 million for the quarter and $16 million for the first nine months (for the costs to remove retired assets).

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

4.   Investment in Conrail and Operations Over Its Lines

Overview

Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   From time to time, NS and CSX, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among NS, CSX and Conrail.

NS' railroad subsidiary, Norfolk Southern Railway Company (NSR), operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements.   CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.

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

Proposed Spin-Off of PRR and NYC

In June 2003, NS together with CSX and Conrail, filed a joint petition with the Surface Transportation Board (STB) to establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed transaction would replace the existing operating agreements and allow NSR and CSXT to operate PRR and NYC, respectively, via direct ownership.   The proposed transaction does not involve the Shared Assets Areas.   The proposed transaction is subject to a number of conditions, including STB approval and an Internal Revenue Service ruling qualifying it as a nontaxable distribution.

As a part of the proposed transaction, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $350 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenant packages substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.   Registration statements on Form S-4 will be filed with the U.S. Securities and Exchange Commission in connection with the proposed exchange offer.

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

NS' Consolidated Balance Sheet at Sept. 30, 2003 includes $40 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Sept. 30, 2003, NS has paid $163 million of such costs.

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

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.51% at Sept. 30, 2003.   On a consolidated basis, the proposed spin-off transaction described above would effectively relieve NS of this obligation.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99(b) with NS' 2002 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002
	($ in millions)

Operating revenues	$228	$221	$685	$668
Operating expenses excluding depreciation	(79)	(70)	(241)	(231)
Depreciation	(82)	(81)	(248)	(242)
Operating income	67	70	196	195
Interest expense on debt	(25)	(26)	(75)	(78)
Other income - net	23	24	65	74
Income before income taxes and accounting change	65	68	186	191
Provision for income taxes	(23)	(24)	(68)	(69)
Income before accounting change	42	44	118	122
Cumulative effect of change in accounting principles, net of taxes	--	--	40	--
Net income	$42	$44	$158	$122

Note:   Conrail adopted SFAS No. 143, effective Jan. 1, 2003, and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	Sept. 30,	Dec. 31,
	2003	2002
	($ in millions)
Assets:
Current assets	$268	$300
Noncurrent assets	7,973	7,857

Total assets	$8,241	$8,157

Liabilities and stockholders' equity:
Current maturities of long-term debt	$58	$57
Other current liabilities	284	272
Long-term debt	1,090	1,123
Other noncurrent liabilities	2,425	2,479
Stockholders' equity	4,384	4,226

Total liabilities and stockholders' equity	$8,241	$8,157

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

There were no accounts receivable sold under this arrangement at Sept. 30, 2003, but $30 million were sold at Dec. 31, 2002, and therefore not included in "Accounts receivable, net" on the Consolidated Balance Sheet.   The fees associated with the sale, which are based on the buyers' financing costs, are included in "Other income - net."   NS' retained interest, which is included in "Accounts receivable, net" is recorded at fair value using estimates of dilution based on NS' historical experience.   These estimates are adjusted regularly based on NS' actual experience with the pool, including defaults and credit deterioration.   NS has experienced very low levels of default, and as a result, little dilution.   If historical dilution percentages were to increase one percentage point, the value of NS' retained interest would be reduced by approximately $6 million.

NS' allowance for doubtful accounts was $6 million at Sept. 30, 2003, and $5 million at Dec. 31, 2002.

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

Following is a summary of NS' diesel fuel swaps:

	Third Quarter
		2003	2002
Number of swaps entered into during the third quarter		72	72
Approximate number of gallons hedged (millions)		95	97
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.73	$0.69

Remainder of

	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of Sept. 30, 2003	77%	52%	13%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly forecasted fuel consumption will be hedged for any month within the 36-month period.   Diesel fuel costs represented 7% and 6%, respectively, of NS' operating expenses for the third quarters of 2003 and 2002.

NS' fuel hedging activity had the following effects on diesel fuel expense:   for the third quarter, decreases of $11 million and $5 million for 2003 and 2002, respectively, and decreases of $45 million and $2 million, respectively, for the first nine months.   The effect of the hedges was to yield average costs per gallon (including federal taxes and transportation) of 77 cents and 73 cents for the third quarters of 2003 and 2002, respectively, and 81 cents and 70 cents for the first nine months of 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was less than $1 million for each quarter.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $194 million, or 3%, and $220 million, or 3%, of its fixed rate debt portfolio hedged at Sept. 30, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at Sept. 30, 2003, and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the

Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included an unrealized pretax gain of $22 million and an unrealized pretax loss of $1 million at Sept. 30, 2003, and an unrealized pretax gain of $29 million at Dec. 31, 2002, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Sept. 30,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges
Gross fair market asset position	$19	$24
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	25	29
Gross fair market (liability) position	(1)	--
Total net asset position	$43	$53

7.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002
	(In millions)

Weighted-average shares outstanding	389.9	388.6	389.6	388.0
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	1.6	2.1	1.8	2.4

Diluted weighted-average shares outstanding	391.5	390.7	391.4	390.4

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2003, 31 million in the third quarter, 25 million in the second quarter and 31 million in the first quarter; and in 2002, 25 million in the third quarter and 24 million in the second and first quarters.   There are no adjustments to "Net income" for the diluted earnings per share computations.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002
	($ in millions)

Net income	$137	$126	$483	$331
Other comprehensive income (loss)	(5)	8	(4)	22

Total comprehensive income	$132	$134	$479	$353

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

Presently, there are two disputes, one involving claims for income protection benefits and the second involving contractual obligations of a fiber optic codeveloper, WilTel Communications, LLC (f/k/a Williams Communications, LLC) ("WilTel"), where the aggregated range of loss could be from zero to $45 million.   Management believes that NS will prevail in both these matters.   However, unfavorable outcomes in either of these matters could result in accruals that could be significant to results of operations in a particular year or quarter.

A number of claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   A number of claims on behalf of individual employees have been submitted to arbitration.   Three significant cases have been heard and NSR received favorable decisions in each of them.

On January 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring WilTel to pay T‑Cubed, NS' telecommunications subsidiary, approximately $36 million, plus prejudgment interest at a rate of 9% per annum, in connection with its contractual obligations to T-Cubed.   WilTel has appealed and has posted an appeal bond for the full amount of the judgment and interest.   In the event the appeals court reverses the judgment and returns the case to the trial court for further proceedings, T-Cubed's ability to collect and retain the $36 million receivable due from WilTel may be limited because of the latter's financial condition and any subsequent developments in the trial court.   The shortfall, if any, cannot now be determined.   In March of 2003, WilTel filed a demand for arbitration of counterclaims first asserted in the above contract litigation relating to alleged construction

defects, and T-Cubed asserted additional claims relating to costs incurred under the contract.   The arbitration is currently scheduled for December 2003.   Management believes that NS will prevail in these matters and that any potential liability for the claims should not have a material adverse effect on NS' financial position, results of operations or liquidity.

Casualty Claims

NS is generally self-insured for casualty claims.   NS has insurance for catastrophic events, but that coverage has upper limits.   The casualty claims liability is determined actuarially based upon claims filed and an estimate of claims incurred but not yet reported.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments are known.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $25 million at Sept. 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period).   At Sept. 30, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At Sept. 30, 2003, NS had outstanding purchase commitments of approximately $14 million in connection with its 2003 capital program.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $32 million through 2006.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

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

October 28, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Third-quarter net income was $137 million in 2003, up $11 million, or 9%, compared with the same period last year, benefiting from higher nonoperating income and a lower effective tax rate.   For the first nine months of 2003, net income was $483 million and included $114 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 3).   Nine-month net income also included an additional $10 million gain related to the 1998 sale of NS' former motor carrier subsidiary, North American Van Lines, Inc., which is reported as discontinued operations (see Note 2).   Income from continuing operations before accounting changes, which does not include these items, was $359 million for the first nine months of 2003, up $28 million, or 8%, compared with results for the same period of 2002.   The improvement was primarily the result of higher nonoperating income and a lower effective income tax rate, which more than offset lower income from railway operations.

Railway Operating Revenues

Third-quarter railway operating revenues were $1.6 billion in 2003 and 2002 as increased revenue per unit was exactly offset by lower traffic volume.   For the first nine months, revenues were $4.8 billion, up $103 million, or 2%, the result, as shown in the following table, of higher traffic volume and increased average revenues.

	Third Quarter	First Nine Months
	2003 vs. 2002	2003 vs. 2002
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ (13)	$ 44
Revenue per unit/mix	13	59
	$ --	$ 103

Revenues, carloads and average revenue per unit for the commodity groups were as follows (prior year amounts have been reclassified to conform to the current presentation):

	Third Quarter
	Revenue		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$372	$371	407	413	$915	$900
General merchandise:
Automotive	205	231	142	155	1,447	1,494
Chemicals	196	194	108	110	1,805	1,768
Metals/construction	180	181	187	193	965	935
Agr./consumer prod./govt.	167	156	138	127	1,212	1,219
Paper/clay/forest	163	155	113	113	1,445	1,379

General merchandise	911	917	688	698	1,325	1,313
Intermodal	315	310	627	625	502	496

Total	$1,598	$1,598	1,722	1,736	$928	$921

	First Nine Months
	Revenues		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,115	$1,080	1,222	1,204	$913	$897
General merchandise:
Automotive	689	718	477	499	1,444	1,439
Chemicals	578	567	319	319	1,812	1,779
Metals/construction	521	530	532	551	980	962
Agr./consumer prod./govt.	510	469	409	382	1,245	1,227
Paper/clay/forest	475	450	333	330	1,428	1,365

General merchandise	2,773	2,734	2,070	2,081	1,340	1,314
Intermodal	904	875	1,814	1,774	498	493

Total	$4,792	$4,689	5,106	5,059	$939	$927

Coal

Coal revenues increased $1 million in the third quarter and $35 million, or 3%, in the first nine months, compared with the same periods last year.   Total traffic volume (tonnage) handled decreased 1% in the quarter, but increased 2% for the first nine months, primarily because of higher utility and export coal volume.   Shipments of export coal increased 40% in the quarter and 12% for the first nine months due to blend changes, the impact of ocean freight rates and the value of the dollar.   Industrial coal volume increased 8% in the quarter, as low inventories at plants began to be replenished, but decreased 6% for the first nine months.   Average revenue per carload was up 2% in the third quarter and for the first nine months, reflecting a favorable change in the mix of traffic (increased export volume).

For the remainder of the year, coal volumes are expected to continue to be higher, although mild weather patterns could dampen this outlook.   Utility stockpiles are estimated to be below normal and utilities should begin rebuilding stockpiles in anticipation of winter, and gas prices remain relatively high, which could lead to greater utilization of coal-fired generation plants.

As disclosed in NS' 2002 10-K, since early 2002, two utility customers have rate reasonableness complaints before the STB.   Until resolved, NS is billing and collecting amounts from these customers based on the challenged tariff rates.   NS currently expects the STB to issue its decisions in the fourth quarter of 2003, although ultimate resolution may not occur until a later date.   While the accompanying financial statements reflect management's best estimate of the resolution of these matters, due to the passage of time, their ultimate outcome could have a significant effect on results of operations in the particular quarter or year resolved.

General Merchandise

General merchandise revenues decreased $6 million, or 1%, in the third quarter, but increased $39 million, or 1%, in the first nine months, compared with the same periods last year.   The decline for the quarter was the result of lower traffic volume (carloads), which was partially offset by higher average revenues.   For the first nine months, the revenue increase reflected higher average revenues.   For both periods, the largest volume decreases were in the automotive and metals and construction groups.   Automotive traffic volume reflected plant downtime at Ford and DaimlerChrysler.   Metals and construction volume suffered from continued softness in the imported steel market.   Agriculture, consumer products and government volume increased 8% in the quarter and 7% for the first nine months reflecting increased volume for fertilizer, higher shipments for the military and more shipments of corn into markets affected by the 2002 drought.   Paper, clay and forest products volume increased slightly for the quarter and was up 1% for the first nine months.

General merchandise average revenue per carload increased 1% in the third quarter and 2% for the first nine months reflecting fuel surcharges, increased rates and longer lengths of haul.

While improvements are expected in our metals and construction, chemicals and agriculture business groups, overall, general merchandise revenues are expected to continue to show weakness during the last quarter of the year and are largely dependent upon the performance of the economy.

Intermodal

Intermodal revenues increased $5 million, or 1%, in the third quarter and $29 million, or 3%, in the first nine months, compared with the same periods last year.   Traffic volume (units) was slightly higher in the third quarter and increased 2% for the first nine months, which reflected higher trailer and Triple Crown traffic volume.   Container traffic volume benefited from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit was up 1% for the quarter and first nine months, as the favorable effects of fuel surcharges and ancillary revenues were offset (entirely for the quarter and largely for the first nine months) by an unfavorable change in the mix of traffic.

Intermodal revenues are expected to show growth due to favorable year-over-year comparison from the 2002 West Coast port shutdown, market share gains and new products, in addition to a steady recovery in the economy and continued high levels of consumer spending.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.3 billion in 2003, even compared with last year.   For the first nine months, expenses were $4.0 billion, up $133 million, or 3%.

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

Compensation and benefits expenses increased $42 million, or 9%, in the third quarter and $83 million, or 6%, in the first nine months, compared with the same periods last year.   Both comparisons reflected lower pension income, higher wage rates, increased medical costs (despite additional employee contributions), and expenses attributable to employee turnover (primarily, an increase in train and engine trainees).

In the third quarter, NS announced a voluntary separation program for nonagreement employees with at least two years of service.   The program offers severance pay of three weeks' salary for each year of service up to a maximum of 100 weeks, continued health care for one year at no cost and outplacement services for up to 90 days.   Voluntary separations will be effective on or before Nov. 30, 2003.   The cost of this program, approximately $100 million, will be reflected in fourth quarter results and consists of a cash and non-cash component.   The cash component is estimated at approximately $65 million for severance benefits and the balance will be a non-cash charge for postretirement medical and pension benefits.

Materials, services and rents decreased $40 million, or 10%, in the third quarter and $6 million, or 1%, in the first nine months, compared with the same periods last year.   The decline for both periods reflected lower automotive traffic volume in addition to adjustments relating to periodic studies and favorable settlements of recent bills.

Conrail rents and services expenses increased $5 million, or 5%, in the third quarter, but decreased $2 million, or 1%, in the first nine months, compared with the same periods last year.   The increase for the quarter reflected higher expenses in the shared assets areas, whereas the year-to-date decline reflected lower shared assets areas expense and higher equity earnings.

Depreciation expense was just about even in both the third quarter and the first nine months, compared with the same periods last year, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 3).

Diesel fuel expenses increased $5 million, or 6%, in the third quarter and $37 million, or 15%, in the first nine months, compared with the same periods last year, reflecting higher average prices.   The hedging program produced benefits of $11 million and $45 million in the third quarter and first nine months of 2003, respectively, compared with a $5 million and a $2 million benefit for the same periods of 2002.

Casualties and other claims expense decreased $13 million, or 23%, in the third quarter, but increased $13 million, or 10%, in the first nine months, compared with the same periods last year.   The decrease for the quarter reflected lower unfavorable periodic study adjustments as compared with the prior year.   The increase for the first nine months was largely the result of continuing adverse personal injury claims development and higher insurance premiums, mitigated by an insurance recovery related to a previous settlement.   The increase for the first nine months also reflected damage costs incurred because of several derailments early in the year.

Other expense increased $2 million, or 4%, in the third quarter and $9 million, or 6%, in the first nine months, compared with the same periods of last year.   Both periods reflected the absence of prior year settlements - sales and use tax for the quarter and a favorable bad debt settlement for the first nine months.

Other Income - Net

Other income - net increased $11 million in the third quarter and $34 million in the first nine months of 2003, compared with the same periods of 2002.   The increase for the quarter principally resulted from lower interest accruals related to income tax liabilities, which were favorably affected by settlements, and higher returns on corporate-owned life insurance.   The first nine months benefited from these same items but also reflected fewer gains from the sale of properties and investments and lower coal royalties.

Provision for Income Taxes

The third-quarter effective income tax rate was 31.5% in 2003, compared with 33.3% last year.   For the first nine months, the effective rate was 31.5% in 2003, compared with 36.3% in 2002.   Excluding NS' equity in Conrail's after-tax earnings, the third-quarter rate was 33.9% in 2003 and 35.8% in 2002, and the year-to-date rate was 34.2% in 2003, compared with 38.7% in 2002.   The decline was primarily the result of favorable resolutions of prior years' tax audits, which will continue to be reflected in the effective rate for the remainder of the year.   In addition, the rates in 2002 included the effects of an increase in the Indiana state income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $800 million in the first nine months of 2003, compared with $622 million in the first nine months of 2002.   The increase was primarily the result of a smaller reduction in the amount of accounts receivable sold - a reduction of $30 million in the first nine months of 2003, compared with a reduction of $200 million during the same period of 2002.   In the fourth quarter, payments will be made for the cash portion of the voluntary separation program.   See discussion under "Railway Operating Expenses."

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings."   NS' net cash flow from these borrowings amounted to $174 million in the first nine months of 2003 and $162 million for the same period of 2002.

NS' working capital deficit was $570 million at Sept. 30, 2003, compared with $554 million at Dec. 31, 2002.   NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $433 million, and the amount of receivables sold ranged from zero to $120 million.   Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.   NS expects to generate sufficient cash flow from operations to meet its ongoing obligations.

Cash used for investing activities increased in the first nine months of 2003, compared with the first nine months of 2002, principally due to increased investments and to lower investment sales.

Cash used for financing activities was $248 million in the first nine months of 2003, compared with $149 million in the same period of 2002.   Proceeds from borrowings in the first nine months of 2003 consisted entirely of loans from the PRR subsidiary, while in 2002 proceeds also included $380 million from the issuance of notes, equipment trust certificates and commercial paper.   NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 51.0% at Sept. 30, 2003, and 53.1% at Dec. 31, 2002.   On July 22, 2003, NS increased its quarterly dividend to 8 cents per share.

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

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's third-quarter net income was $42 million in 2003, compared with $44 million in 2002, reflecting a slight decline in operating income.   For the first nine months of 2003, Conrail's net income was $158 million and included $40 million for the cumulative effect on years prior to 2003 of a change in accounting principles as required by Conrail's adoption of SFAS No. 143.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.   Conrail's income before the accounting change was $118 million for the first nine months of 2003, slightly below the $122 million for the same period of 2002.

Conrail's working capital deficit was $74 million at Sept. 30, 2003, compared with a deficit of $29 million at Dec. 31, 2002.   Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

OTHER MATTERS

Telecommunications Subsidiary

NS' subsidiary, Thoroughbred Technology and Telecommunications, Inc. ("T-Cubed"), has developed fiber optic infrastructure with companies in the telecommunications industry.   This industry continues to experience a severe downturn.   As a result of changes in the values of telecommunications assets, T-Cubed is monitoring its carrying amount of these assets, as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," by obtaining an independent fair market value appraisal.   The appraisal considers, among other items, the economic outlook for the telecommunications and fiber optic network industry and takes into account potential economic obsolescence, in addition to general market conditions including economic, governmental and environmental forces.   To date, based on the known facts and circumstances, management believes that its ultimate investment in these assets will be recovered, and accordingly, no impairment has been recognized.

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

T-Cubed is engaged in contract litigation with a second codeveloper, WilTel, concerning the latter's obligation to purchase fiber optic infrastructure installed by T-Cubed between Cleveland, Ohio, and northern Virginia.   On Jan. 29, 2003, the United States District Court for the Northern District of Georgia entered an order requiring WilTel to pay T-Cubed the remaining amount due for such infrastructure, approximately $36 million, plus prejudgment interest at a

rate of 9% per annum.   WilTel has appealed and has posted an appeal bond for the full amount of the judgment and interest.   In the event the appeals court reverses the judgment and returns the case to the trial court for further proceedings, T-Cubed's ability to collect and retain any future judgment against WilTel may be limited due to the latter's financial condition and any subsequent developments in the trial court; however, the shortfall, if any, cannot now be determined.   In March of 2003, WilTel filed a demand for arbitration of counterclaims first asserted in the above contract litigation relating to alleged construction defects, and T-Cubed asserted additional claims relating to costs incurred under the contract.   The arbitration is currently scheduled for December 2003.   Management believes that NS will prevail in these matters and that any potential liability for the claims should not have a material adverse effect on NS' financial position, results of operations or liquidity (see Note 9).

Labor Arbitration

A number of claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   A number of claims on behalf of individual employees have been submitted to arbitration.   Three significant cases have been heard and NSR received favorable decisions in each of them.   In addition, a number of other claims have been settled or withdrawn.

Based on known facts, including the availability of legal defenses, management believes NS will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS' financial position, results of operations or liquidity.   Depending on the outcome of the cases that have not yet been arbitrated, other claims could be filed or submitted to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 9).

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with 14 different labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.

Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS employees; the United Transportation Union (UTU), which represents about 6,700 NS employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS employees; the American Train Dispatchers Department (ATDD), which represents about 400 NS employees; the Brotherhood of Railroad Signalmen (BRS), which represents about 1,100 NS Employees; the International Brotherhood of Electrical Workers (IBEW), which represents about 900 NS employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS employees.   The agreement with BLE was through 2004; NS recently reached a further contract extension with BLE (subject to ratification) through 2009.

Health and welfare (H&W) issues have been resolved with BMWE, TCU, and BRS.   Tentative agreements (subject to ratification) have been reached with BLE, UTU and IBEW that would resolve H&W issues.   H&W issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS' operating expenses for the third quarter of 2003.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Sept. 30, 2003, through swap transactions, NS has hedged approximately 77% of expected 2003 diesel fuel requirements for the remainder of 2003, and 52% and 13% of expected requirements for 2004 and 2005, respectively.

The effect of the hedges is to yield an average cost of 79 cents per hedged gallon for the rest of 2003, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $31 million as of Sept. 30, 2003.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2003, NS' debt subject to interest rate fluctuations totaled $646 million (excluding debt due to the PRR subsidiary).   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $3 million and $2 million for the third quarters of 2003 and 2002, respectively, and by $7 million for both the first nine months of 2003 and 2002.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $6 million for the first nine months of 2003 and $12 million for the same period of 2002.   Capital expenditures totaled approximately $3 million and $5 million for the first nine months of 2003 and 2002, respectively.

NS' balance sheets included liabilities for environmental exposures in the amount of $25 million at Sept. 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At Sept. 30, 2003, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Norfolk Southern Railway Company, Conrail and PRR have entered into a consent order and agreement with the Commonwealth of Pennsylvania Department of Environmental Protection agreeing to pay a lump-sum civil penalty of $550,000 in settlement of the state's claims for alleged environmental violations at Conway Yard, located in western Pennsylvania.   In addition, the parties agreed to stipulated civil penalties of $1,000 per month for the first two years and $1,500 per month thereafter until certain conditions at the Yard are remediated.

Item 4.   Submission of Matters to a Vote of Security Holders

Registrant's Annual Meeting of Stockholders was held on May 8, 2003, at which meeting three directors were elected to serve for a term of three years, the appointment of independent public accountants was ratified and a stockholder proposal was defeated.

The three directors were elected by the following vote:

	FOR	AUTHORITY WITHHELD
David R. Goode	318,575,783 votes	12,910,118 votes
Steven F. Leer	320,988,522 votes	10,497,379 votes
Harold W. Pote	303,620,973 votes	27,864,928 votes

The appointment of KPMG LLP, independent public accountants, as auditors of NS' books and records was ratified by the following vote:

FOR: 301,573,927 shares
AGAINST: 27,029,788 shares
ABSTAINED: 2,882,185 shares

A stockholder proposal concerning declassification of the Board of Directors was defeated by the following vote:

FOR: 137,713,122 shares
AGAINST: 145,499,461 shares
ABSTAINED: 5,976,546 shares

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
	10	Norfolk Southern Corporation Executive Life Insurance Plan, as amended effective Oct. 1, 2003.
	15	Letter regarding unaudited financial information.
	31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).
	32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed September 26, 2003, advising of the issuance of a press release announcing a voluntary separation program for Norfolk Southern Corporation's nonagreement workforce, and attaching as an exhibit the related press release.

A report on Form 8-K was filed July 23, 2003, advising of the issuance of a press release announcing second quarter 2003 results, and attaching as an exhibit the related press release.

A report on Form 8-K was filed July 22, 2003, advising of the issuance of a press release announcing the increase in Norfolk Southern Corporation's quarterly dividend to 8 cents, and attaching as an exhibit the related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 30, 2003	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Oct. 30, 2003	/s/ John P. Rathbone
John P. Rathbone
Senior Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

10	Norfolk Southern Corporation Executive Life Insurance Plan, as amended effective Oct. 1, 2003.

15	Letter regarding unaudited interim financial information.

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)
or Rule 15d-14(a).

32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b)
and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.