Form 10-Q
period 2004-03-31
NORFOLK SOUTHERN CORP
filed 2004-04-28
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004

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
Norfolk , Virginia
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
practicable date:

Class

Outstanding as of March 31, 2004

Common Stock (par value $1.00)		392,068,916 (excluding 21,016,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three Months Ended March 31, 2004 and 2003

		Consolidated Balance Sheets	4
		March 31, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	15

	Item 2.	Management's Discussion and Analysis of	16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	22
		About Market Risks

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			23

Exhibit Index			23

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  ( Unaudited )

	Three Months Ended
	March 31,
	2004	2003
	($ in millions except per share)

Railway operating revenues
Coal	$398	$354
General merchandise	967	918
Intermodal	328	289
Total railway operating revenues	1,693	1,561

Railway operating expenses
Compensation and benefits	545	526
Materials, services and rents	365	360
Conrail rents and services (Note 2)	102	107
Depreciation	129	127
Diesel fuel	107	104
Casualties and other claims	40	51
Other	59	55
Total railway operating expenses	1,347	1,330

Income from railway operations	346	231

Other income - net	10	21
Interest expense on debt	(121)	(127)

Income from continuing operations before
income taxes and accounting changes	235	125

Provision for income taxes	77	40

Income from continuing operations before accounting changes	158	85

Discontinued operations - taxes on sale of
motor carrier (Note 6)	--	10
Cumulative effect of changes in accounting
principles, net of taxes (Note 7)	--	114
Net income	$158	$209

Per share amounts, basic and diluted (Note 8)
Income from continuing operations before
accounting changes	$0.40	$0.22
Discontinued operations	--	0.03
Cumulative effect of changes in accounting principles	--	0.29
Net income	$0.40	$0.54
Dividends	$0.08	$0.07

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

( Unaudited )

	March 31,	Dec. 31,
	2004	2003
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$107	$284
Accounts receivable, net (Note 3)	765	695
Materials and supplies	97	92
Deferred income taxes	197	189
Other current assets	156	165
Total current assets	1,322	1,425

Investment in Conrail (Note 2)	6,275	6,259
Properties less accumulated depreciation	11,819	11,779
Other assets	1,176	1,133
Total assets	$20,592	$20,596

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$884	$948
Income and other taxes	233	199
Due to Conrail (Note 2)	89	81
Other current liabilities	270	213
Current maturities of long-term debt	210	360
Total current liabilities	1,686	1,801

Long-term debt	6,671	6,800
Other liabilities	1,065	1,080
Due to Conrail (Note 2)	785	716
Deferred income taxes	3,263	3,223
Total liabilities	13,470	13,620

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 413,085,041 and
412,168,988 shares, respectively	413	412
Additional paid-in capital	539	521
Unearned restricted stock (Note 1)	(12)	(5)
Accumulated other comprehensive loss (Note 9)	(37)	(44)
Retained income	6,239	6,112
Less treasury stock at cost, 21,016,125 shares	(20)	(20)
Total stockholders' equity	7,122	6,976

Total liabilities and stockholders' equity	$20,592	$20,596

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

( Unaudited )

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)
Cash flows from operating activities
Net income	$158	$209
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effects of changes in accounting principles	--	(114)
Depreciation	132	131
Deferred income taxes	28	(6)
Equity in earnings of Conrail	(15)	(12)
Gains and losses on properties and investments	(1)	(5)
Income from discontinued operations	--	(10)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 3)	(71)	(106)
Materials and supplies	(5)	(4)
Other current assets	20	24
Current liabilities other than debt	40	73
Other - net	(28)	(47)
Net cash provided by operating activities	258	133

Cash flows from investing activities
Property additions	(172)	(197)
Property sales and other transactions	1	3
Investments, including short-term	(23)	(20)
Investment sales and other transactions	1	4
Net cash used for investing activities	(193)	(210)

Cash flows from financing activities
Dividends	(32)	(27)
Common stock issued - net	5	1
Proceeds from borrowings	88	87
Debt repayments	(303)	(40)
Net cash provided by (used for) financing activities	(242)	21

Net decrease in cash and cash equivalents	(177)	(56)

Cash and cash equivalents
At beginning of year	284	184

At end of period	$107	$128

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$71	$72
Income taxes	$--	$14

See accompanying notes to consolidated financial statements.

 NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

( Unaudited )

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of March 31, 2004, and its results of operations and its cash flows for the three months ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in NS' latest Annual Report on Form 10‑K and (b) any Current Reports on Form 8‑K.

1.   Stock-Based Compensation

During the first quarter of 2004, a committee of nonemployee directors of NS' Board granted stock options, performance share units ( PSUs ) and restricted shares pursuant to the stockholder-approved Long-Term Incentive Plan.   Options to purchase 4,580,500 shares were granted with an option price of $22.02, which was the fair market value of Common Stock on the date of grant.   The options have a term of ten years, but may not be exercised prior to the first anniversary of the date of grant.   PSUs granted totaled 831,000 and will be awarded based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.   Restricted shares granted totaled 359,040 and have a three-year vesting and restriction period.

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

	Three Months Ended
	March 31,
	2004	2003
	($ in millions, except per share)

Net income, as reported	$158	$209
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	2	2
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(7)	(8)
Pro forma net income	$153	$203

Earnings per share:
Basic and diluted - as reported	$0.40	$0.54
Basic and diluted - pro forma	$0.39	$0.52

`2.    Investment in Conrail and Operations Over Its Lines

Overview

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), a principal freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among NS, CSX and Conrail.

Norfolk Southern's railroad subsidiary, Norfolk Southern Railway Company (NSR), operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary (NSC) under comparable terms.

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

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the Securities Exchange Commission.   In addition, NS, CSX and Conrail must obtain the consent of Conrail's debt holders to carry out the transaction and obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization as contemplated would qualify as a tax-free distribution.   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   ( i ) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine whether the terms offered to the Conrail debt holders are fair, just and reasonable.   NSR and CSXT have filed registration statements on Form S-4 with the SEC to allow a proposed exchange offer relating to Conrail's unsecured debt (see below).

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $321 million.   Guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT will be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These

new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization in 2004.   Upon consummation of the proposed transaction, NS' investment in Conrail will no longer include amounts related to PRR and NYC.   Instead, the assets and liabilities of PRR will be reflected in their respective line items in NS' Consolidated Balance Sheet, and any amounts due to PRR would be extinguished.   On the Consolidated Income Statement, Conrail Rents and Services will be reduced to reflect only the expenses associated with the Shared Assets Areas, and other expenses, primarily the depreciation related to the PRR assets, will be reflected in their respective line items.

NS expects to record the proposed transaction at fair value.   The preliminary results of a valuation of PRR and NYC indicate that NS' carrying amount for its interests in PRR and NYC is within the range of fair values.   The final results of the valuation discussed above, or of other appraisals or valuations that may be obtained to assist in the accounting for the transaction, may result in a gain or loss being recognized upon consummation of the transaction.

Investment in Conrail

NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At March 31, 2004 , the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.7 billion.

NS' Consolidated Balance Sheet at March 31, 2004 includes $29 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through March 31, 2004 , NS has paid $174 million of these costs.

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

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.6% at March 31, 2004 ..   Upon consummation of the proposed reorganization, these loans would be extinguished.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2003 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)

Operating revenues	$230	$226
Operating expenses excluding depreciation	(82)	(82)
Depreciation	(79)	(81)
Operating income	69	63
Interest expense on debt	(24)	(25)
Other income - net	26	21
Income before income taxes and accounting change	71	59
Provision for income taxes	(26)	(22)
Income before accounting change	45	37
Cumulative effect of change in accounting principles, net of taxes	(1)	40
Net income	$44	$77

Note:   Conrail adopted FIN No. 46(R), "Consolidation of Variable Interest Entities," effective Jan. 1, 2004 , and recorded a $1 million net adjustment for the cumulative effect of this change in accounting on years prior to 2004.   Conrail adopted SFAS No. 143, effective Jan. 1, 2003 , and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	March 31,	Dec. 31,
	2004	2003
	($ in millions)
Assets:
Current assets	$272	$257
Noncurrent assets	8,041	7,959
Total assets	$8,313	$8,216

Liabilities and stockholders' equity:
Current maturities of long-term debt	$56	$58
Other current liabilities	260	221
Long-term debt	1,094	1,067
Other noncurrent liabilities	2,405	2,416
Stockholders' equity	4,498	4,454
Total liabilities and stockholders' equity	$8,313	$8,216

3.

 Accounts Receivable

A bankruptcy-remote special purpose subsidiary of NS sells without recourse undivided ownership interests in a pool of accounts receivable.   The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS retains credit risk to the extent the pool of receivables exceeds the amount sold.   NS services and collects the receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS for its responsibilities.   Payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers.   Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

While there were some sales during the first quarter of 2004, there were no accounts receivable sold under this arrangement at March 31, 2004 , and at Dec. 31, 2003 ..   The change in "Accounts receivable" included on

the Consolidated Statements of Cash Flows related to receivable sales was $0 for the three months ended March 31, 2004 , compared with $(30) million for the same period of 2003.   The fees associated with the sales, which are based on the buyers' financing costs, are included in "Other income - net."

NS' allowance for doubtful accounts was $7 million at March 31, 2004 , and at Dec. 31, 2003 ..

4.  Derivative Financial Instruments

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

Diesel Fuel Hedging

NS has a program to hedge a significant portion of its diesel fuel consumption. The intent is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability. In order to minimize this risk, NS has a continuous hedging strategy using a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

	First Quarter
		2004	2003
Number of swaps entered into during the first quarter		72	72
Approximate number of gallons hedged (millions)		92	94
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.83	$0.74

Remainder of

	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of March 31, 2004	67%	31%	2%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period. Diesel fuel costs represented 8% of NS' operating expenses in each of the first quarters of 2004 and 2003.

NS' fuel hedging activity resulted in net decreases in diesel fuel expense of $23 million for first quarter 2004 and $26 million for first quarter 2003.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $3 million in the first quarter of 2004 and $1 million in the first quarter of 2003.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $177 million, or 3%, and $186 million, or 3%, of its fixed rate debt portfolio hedged at March 31, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at March 31, 2004 and Dec. 31, 2003 , were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the

Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $50 million and $40 million (pretax) at March 31, 2004, and Dec. 31, 2003, respectively, relating to an increase in the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges
Gross fair market asset position	$16	$16
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	59	45
Gross fair market (liability) position	(1)	--
Total net asset position	$74	$61

5 ..   Pensions and Other Postretirement Benefits

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits

Service cost	$4	$5	$4	$3
Interest cost	22	22	11	8
Expected return on plan assets	(37)	(40)	(4)	(3)
Amortization of prior service cost (benefit)	1	1	(3)	(1)
Recognized net actuarial gains (losses)	1	1	--	--
Amortization of unrecognized net (gain) loss	--	--	4	4
Net (benefit) cost	$(9)	$(11)	$12	$11

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute $7 million to its unfunded pension plans and $42 million to its other postretirement benefit plans in 2004.   For the three months ended March 31, 2004 , $1 million and $10 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $6 million to its unfunded pension plans for a total of $7 million and an additional $32 million to fund its postretirement benefit plans in 2004 for a total of $42 million.

6 ..   Discontinued Operations in 2003

First-quarter 2003 results include an additional after-tax gain of $10 million, or 3 cents per share, related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

7.   Changes in Accounting Principles in 2003

NS adopted Financial Accounting Standards Board ( FASB ) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.

NS also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003 , included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.

8.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2004	2003
	(in millions)

Weighted-average shares outstanding	391.2	389.3
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	2.8	1.4

Diluted weighted-average shares outstanding	394.0	390.7

The calculations exclude options on 22 million shares in 2004 and 31 million shares in 2003 whose exercise price exceeded the average market price of Common Stock for the period.   There are no adjustments to "Net income" for the diluted earnings per share computations.

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)

Net income	$158	$209
Other comprehensive income (loss)	7	(3)

Total comprehensive income	$165	$206

For NS, "Other comprehensive income (loss)" reflects the net fair value adjustments to certain derivative financial instruments and unrealized gains and losses on certain investments in debt and equity securities.

10.    Commitments and Contingencies

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

Casualty Claims

NS is generally self-insured for casualty claims.   NS has insurance, subject to limits, for catastrophic events.   The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments are known.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $24 million at March 31, 2004 , and $25 million at Dec. 31, 2003 , (of which $8 million was accounted for as a current liability for each period).   At March 31, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 112 known locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 112 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At March 31, 2004 , NS had outstanding purchase commitments of approximately $270 million in connection with its 2004 capital program, including purchases of locomotives and equipment.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $35 million through 2006.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2004 , and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America , the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America ..

As discussed in note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003 ..

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 , is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 20, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

First-quarter net income was $158 million in 2004, compared with $209 million in 2003.   The following table shows the components of the change:

	First Quarter
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income from continuing operations before accounting changes	$158	$85	$73
Discontinued operations - taxes on sale of motor carrier	--	10	(10)
Cumulative effect of changes in accounting principles, net of taxes	--	114	(114)
Net income	$158	$209	$(51)

The decline reflected the absence of the accounting changes and discontinued operations included in net income in 2003.   Income from continuing operations before accounting changes increased $73 million, or 86%, in the first quarter of 2004, compared with the same period of 2003.   The growth resulted from a $132 million, or 8%, increase in railway operating revenues coupled with only a slight rise in railway operating expenses, which led to strong income from railway operations.   The revenue gain was primarily the result of a 7% rise in traffic volume.   Expenses were up 1% as the fluidity of the NS railroad network resulted in an increase in efficiency as measured by average train speed, terminal dwell time and cars on line.

Railway Operating Revenues

First-quarter railway operating revenues were $1.7 billion in 2004, up $132 million, or 8%, compared with the first quarter of 2003.   As shown in the following table, the increase was the result of higher traffic volume and increased average revenues.

First Quarter
2004 vs. 2003
Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$103
Revenue per unit/mix	29

Total	$132

Revenues, carloads and revenue per unit for the commodity groups were as follows:

	First Quarter
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$398	$354	406.3	395.2	$979	$895
General merchandise:
Automotive	248	242	166.9	166.4	1,486	1,453
Chemicals	203	192	110.2	105.7	1,844	1,823
Metals/construction	183	166	177.2	161.3	1,033	1,027
Agr ../consumer prod./ govt ..	176	168	141.0	134.6	1,251	1,247
Paper/clay/forest	157	150	107.3	106.6	1,459	1,404

General merchandise	967	918	702.6	674.6	1,377	1,360
Intermodal	328	289	648.1	578.2	506	500

Total	$1,693	$1,561	1,757.0	1,648.0	$964	$947

Coal

First-quarter coal revenues increased $44 million, or 12%, compared with last year.   Total traffic volume (carloads) was up 3%, principally because of higher traffic volume for utility coal, which benefited from weather-related demand coupled with lower utility stockpiles, economic expansion and high natural gas prices (which can result in increased coal-fired electricity generation).   Export coal volume increased 2%, as the effects of higher global demand were somewhat constrained by tight supplies.   Domestic metallurgical coal, coke and iron ore shipments declined 5%, as shortages in raw materials hampered the ability to meet increased demand.   Industrial coal shipments rose 16%, a result of the expanding economy and new business.   Average revenue per carload for coal increased 9%, showing the effects of higher rates, including the effects of favorable developments in the coal rate cases (see discussion below), as well as an increase in the proportion of longer length of haul (and therefore higher rated) traffic.

In 2002, two of NS' utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L), filed rate reasonableness complaints at the STB alleging that NS' tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding the STB initially found NS' rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004 finding that in certain years some portion of the rates was unreasonable.   The case is currently stayed while the STB considers both parties' petitions for reconsideration, and the STB has not yet ordered any rate relief.   In the CP&L proceeding the STB found NS' rates to be unreasonable in December 2003, but upheld a significant portion of NS' tariff increase.   Both of the STB's rate decisions remain subject to appeal.   NS is currently recognizing revenues based on the rates upheld or prescribed by the STB.   Future developments in the two cases may result in adjustments that could have a significant impact on results of operations in a particular quarter.   Over the long term, Management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

Coal revenues are expected to continue to show growth for the remainder of the year, reflecting higher utility volume, driven by the replenishment of depleted stockpiles (which may be affected by weather-related demand), and a continuation of the favorable market conditions for export and domestic metallurgical coal, coke and iron ore coupled with an easing of the supply constraints seen in the first quarter.

General Merchandise

First-quarter general merchandise revenues increased $49 million, or 5%, compared with last year.   Total traffic volume was up 4%, as all five commodity groups posted increases.   The metals and construction group posted the largest volume increase, up 10% on strong construction traffic, supported by increased public and commercial construction projects, and increased domestic steel production, reflecting a soft market for imported steel.   Agriculture, consumer products and government traffic volume rose 5% on higher traffic volume for sweeteners, ethanol, fertilizer and wheat.   Corn volumes declined reflecting a return to normal sourcing patterns in the East.

Chemicals traffic volume increased 4%, a result of strong demand for petroleum-related products, and more shipments of chlorine, industrial intermediates and plastics.   The paper, clay and forest products and automotive groups posted modest gains.   General merchandise average revenue per carload increased 1%, reflecting improved pricing and a higher proportion of longer-haul (higher revenue per carload) business.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2004 progresses; however, a continuation of this trend is less certain in the fourth quarter due to the strength of the fourth quarter of last year.

Intermodal

First-quarter intermodal revenues increased $39 million, or 13%, compared with last year.   Total traffic volume (units) grew 12%, reflecting strength in all lines of business.   Container traffic volume increased 10%, trailer traffic volume rose 28% and Triple Crown Services RoadRailer ® traffic volume grew 8%.   Container and trailer traffic volumes benefited from the conversion of shipments from highway to rail, as strong demand, higher fuel costs for motor carriers and the early effect of new hours of service laws combined to increase shipments.   International traffic volume grew by 7%, reflecting strength in U.S. foreign trade. Intermodal average revenue per unit rose 1%, a result of increased rates and a larger proportion of higher rated trailer and RoadRailer ® traffic volume.

Intermodal revenues are expected to continue to show growth during 2004, provided the retail and manufacturing sectors continue to expand.

Railway Operating Expenses

First-quarter railway operating expenses were $1.3 billion in 2004, up $17 million, or 1%, compared with the same period of 2003.   The increase was primarily the result of higher compensation and benefits, as increases and decreases in the other operating expense line items largely offset each other.

Compensation and benefits expenses increased $19 million, or 4%, primarily driven by higher wage rates, which added $12 million, $3 million less in pension income and $2 million of increased costs for health and welfare benefits.

Materials, services and rents increased $5 million, or 1%, reflecting higher volume-related intermodal purchased services and an increase in locomotive and freight car maintenance expenses, which were offset in part by lower equipment rents.

Other expenses rose $4 million, principally due to higher property and sales and use taxes.

Diesel fuel expense increased $3 million, or 3%, as a 6% rise in consumption was partially offset by a 3% decline in the average price per gallon.   Expenses in 2004 included a $23 million benefit from the hedging program, compared with a $26 million benefit in the first quarter of 2003.   For the remainder of the year, as of March 31, 2004 , 240 million gallons, or about 67% of expected consumption has been hedged at an average price per gallon of 80 cents.

Casualties and other claims expenses declined by $11 million, reflecting the absence of higher derailment costs and accruals for personal injury claims development that burdened expenses in the first quarter of 2003.

Conrail rents and services decreased $5 million, largely due to lower costs in the Shared Assets Areas.

Other Income - Net

Other income - net was $11 million lower in the first quarter of 2004, compared with the same period of 2003.   The decline reflected the absence of a favorable adjustment that benefited 2003 related to interest accruals upon settlement of federal tax audits.

Provision for Income Taxes

The first-quarter effective income tax rate was 32.8% in 2004, compared with 32% last year.   Excluding NS' equity in Conrail's after-tax earnings, the first-quarter rate was 35% in 2004 and 35.4% in 2003.   The decline reflected a favorable resolution of Section 29 alternative fuel tax credit issues.   NS expects its effective rate to remain at a comparable level throughout 2004.   However, the company continues to pursue opportunities that will produce additional tax credits that are available under the provisions of the tax laws, which could further reduce the effective rate.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $258 million in the first three months of 2004, compared with $133 million in the first three months of 2003.   The improvement reflected the increase in income from railway operations.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS' net cash flow from these borrowings amounted to $69 million in the first three months of 2004 and $80 million for the same period of 2003.

NS' working capital deficit was $364 million at March 31, 2004 , compared with $376 million at Dec. 31, 2003 .. A working capital deficit is not unusual for NS, and the company expects to generate sufficient cash flow from operations to meet its ongoing obligations.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $433 million, and the amount of receivables sold ranged from zero to $150 million.   Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.

Cash used for investing activities was $193 million in the first three months of 2004, compared with $210 million in the first three months of 2003.   The decline was principally the result of a decrease in capital expenditures ..   However, during the first quarter, NS made additional commitments to purchase locomotives and other equipment in the amount of approximately $160 million.   Notwithstanding this increase in spending, it is likely that NS will make all of its capital expenditures with internally generated funds.

Cash used for financing activities was $242 million in the first three months of 2004, compared with cash provided of $21 million in the same period of 2003.   The change resulted from a significant debt maturity in February 2004, as $250 million of maturing debt was repaid with cash generated from operations.   Proceeds from borrowings consisted entirely of loans from the PRR subsidiary in both periods (see Note 2).   NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 49.1% at March 31, 2004 , and 50.7% at Dec. 31, 2003 ..

NS has outstanding $717 million of its 7.05% notes due May 1, 2037 ..   Holders of these notes had the right to require NS to redeem all or part of the notes at face value, plus accrued and unpaid interest, on May 1, 2004 , but none of the holders presented notice of intent to redeem by the required notice date of April 1, 2004 ..

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's first-quarter net income was $44 million in 2004 compared with net income of $77 million in the first quarter of 2003.   Each year included a cumulative effect of a change in accounting principles (see Note 2).   Conrail's income before accounting changes was $45 million in the first quarter of 2004 compared with $37 million in the first quarter of 2003.   The improvement resulted from higher operating income, which reflected higher revenues and lower expenses, and higher nonoperating income.

Conrail's working capital deficit was $44 million at March 31, 2004 , compared with a deficit of $22 million at Dec. 31, 2003 ..   Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

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

Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,000 NS employees; the United Transportation Union (UTU), which represents about 7,000 NS employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS employees; the Transportation Communications International Union (TCU), which represents about 4,000 NS employees; the American Train Dispatchers Department (ATDD), which represents about 350 NS employees; the Brotherhood of Railroad Signalmen (BRS), which represents about 1,000 NS employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,400 NS employees.   The agreement with the BLE is through 2009.   A third tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents about 900 NS employees, failed ratification in April 2004.

Health and welfare issues have been resolved with BMWE, TCU, BRS, BLE , ATDA and UTU.   Health and welfare issues with the other organizations have not yet been resolved.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 8% of NS' operating expenses for the first quarter of 2004. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of March 31, 2004 , through swap transactions, NS has hedged approximately 67% of expected 2004 diesel fuel requirements. The effect of the hedges is to yield an average cost of 80 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $38 million as of March 31, 2004 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2004 , NS' debt subject to interest rate fluctuations totaled $609 million (excluding debt due to the PRR subsidiary). A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $6 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On March 31, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%. The effect of the swaps was to reduce interest expense by $2 million in each of the first quarters of 2004 and 2003. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan .. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $24 million at March 31, 2004 , and $25 million at Dec. 31, 2003 , (of which $8 million was accounted for as a current liability in each period).   At March 31, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 112 known locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 112 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004.   Based on such evaluation, such officers have concluded that, as of March 31, 2004 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first quarter of 2004, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

15      Letter regarding unaudited interim financial information

31      Rule 13a-14(a)/15d-14(a) Certifications

      32    Section 1350 Certifications

(b)  Reports on Form 8-K:

      A report on Form 8-K was filed Jan. 28, 2004, advising of the issuance of a press release announcing fourth quarter and 2003 results, and attaching as an exhibit the related press release.

      A report on Form 8-K was filed Feb. 4, 2004, advising of the issuance of a press release estimating the impact of the Surface Transportation Board's technical corrections issued in Duke Energy Corp. v. Norfolk Southern Railway Company, and attaching as an exhibit the related press release.

22

      A report on Form 8-K was filed Feb. 12, 2004, advising that the vice chairman and chief financial officer, Henry C. Wolf, was scheduled to address the Deutsche Bank Global Transportation Conference at 9:15 a.m. Eastern time on February 12, that interested investors could listen via a simultaneous webcast , that the presentation would be posted after the webcast on www.nscorp.com ,   and attaching as an exhibit the 2004 Investor Book distributed to conference participants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 27, 2004	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	April 27, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications