Form 10-Q
period 2004-06-30
NORFOLK SOUTHERN CORP
filed 2004-07-30
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2004

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
practicable date:

Class

Outstanding as of June 30, 2004

Common Stock (par value $1.00)		393,687,114 (excluding 20,973,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Six Months Ended June 30, 2004 and 2003

		Consolidated Balance Sheets	4
		June 30, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Six Months Ended June 30, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management's Discussion and Analysis of	16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	23
		About Market Risks

	Item 4.	Controls and Procedures	23

Part II.	Other Information:

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 6.	Exhibits and Reports on Form 8-K	24

Signatures			25

Exhibit Index			26

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Railway operating revenues:
Coal	$424	$389	$822	$743
General merchandise	1,025	944	1,992	1,862
Intermodal	364	300	692	589
Total railway operating revenues	1,813	1,633	3,506	3,194

Railway operating expenses:
Compensation and benefits	565	535	1,110	1,061
Materials, services and rents	389	377	754	737
Conrail rents and services (Note 2)	101	102	203	209
Depreciation	130	129	259	256
Diesel fuel	106	93	213	197
Casualties and other claims	38	47	78	98
Other	59	52	118	107
Total railway operating expenses	1,388	1,335	2,735	2,665

Income from railway operations	425	298	771	529

Other income - net	--	24	10	45
Interest expense on debt	(121)	(123)	(242)	(250)

Income from continuing operations before
income taxes and accounting changes	304	199	539	324

Provision for income taxes	91	62	168	102

Income from continuing operations before accounting changes	213	137	371	222

Discontinued operations - taxes on sale of
motor carrier (Note 6)	--	--	--	10
Cumulative effect of changes in accounting
principles, net of taxes (Note 7)	--	--	--	114
Net income	$213	$137	$371	$346

Per share amounts, basic and diluted (Note 8):
Income from continuing operations before
accounting changes
Basic	$0.55	$0.35	$0.95	$0.57
Diluted	$0.54	$0.35	$0.94	$0.57
Net income
Basic	$0.55	$0.35	$0.95	$0.89
Diluted	$0.54	$0.35	$0.94	$0.89

Dividends per share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	June 30,	Dec. 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$203	$284
Accounts receivable, net (Note 3)	782	695
Materials and supplies	100	92
Deferred income taxes	191	189
Other current assets	155	165
Total current assets	1,431	1,425

Investment in Conrail (Note 2)	6,293	6,259
Properties less accumulated depreciation	11,915	11,779
Other assets	1,190	1,133
Total assets	$20,829	$20,596

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$931	$948
Income and other taxes	201	199
Due to Conrail (Note 2)	80	81
Other current liabilities	219	213
Current maturities of long-term debt	511	360
Total current liabilities	1,942	1,801

Long-term debt	6,336	6,800
Other liabilities	1,072	1,080
Due to Conrail (Note 2)	797	716
Deferred income taxes	3,327	3,223
Total liabilities	13,474	13,620

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 414,660,239 and
412,168,988 shares, respectively	415	412
Additional paid-in capital	571	521
Unearned restricted stock (Note 1)	(11)	(5)
Accumulated other comprehensive loss (Note 9)	(21)	(44)
Retained income	6,421	6,112
Less treasury stock at cost, 20,973,125 and 21,016,125 shares, respectively	(20)	(20)
Total stockholders' equity	7,355	6,976

Total liabilities and stockholders' equity	$20,829	$20,596

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$371	$346
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(114)
Depreciation	265	263
Deferred income taxes	88	47
Equity in earnings of Conrail	(32)	(27)
Gains and losses on properties and investments	(6)	(12)
Income from discontinued operations	--	(10)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 3)	(87)	(117)
Materials and supplies	(8)	(5)
Other current assets	45	56
Current liabilities other than debt	(1)	(25)
Other - net	(9)	(36)
Net cash provided by operating activities	626	366

Cash flows from investing activities
Property additions	(412)	(386)
Property sales and other transactions	16	15
Investments, including short-term	(51)	(66)
Investment sales and other transactions	4	5
Net cash used for investing activities	(443)	(432)

Cash flows from financing activities
Dividends	(63)	(55)
Common stock issued - net	29	4
Proceeds from borrowings	141	130
Debt repayments	(371)	(87)
Net cash used for financing activities	(264)	(8)

Net decrease in cash and cash equivalents	(81)	(74)

Cash and cash equivalents
At beginning of year	284	184

At end of period	$203	$110

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$241	$261
Income taxes	$51	$57

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present Norfolk Southern Corporation and subsidiaries' (NS) financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in millions, except per share)

Net income, as reported	$213	$137	$371	$346
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	9	3	11	5
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(12)	(8)	(19)	(16)
Pro forma net income	$210	$132	$363	$335

Earnings per share:
As reported
Basic	$0.55	$0.35	$0.95	$0.89
Diluted	$0.54	$0.35	$0.94	$0.89

Pro forma
Basic	$0.54	$0.34	$0.93	$0.86
Diluted	$0.53	$0.34	$0.92	$0.86

2.   Investment in Conrail and Operations Over Its Lines

Overview

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the principal freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   From time to time, Norfolk Southern and CSX, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among NS, CSX and Conrail.

Norfolk Southern's railroad subsidiary, Norfolk Southern Railway Company (NSR), operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements.   CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary (NYC) under comparable terms.

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

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the Securities Exchange Commission.   In addition, to carry out the transaction NS, CSX and Conrail must obtain the consent of Conrail's debt holders (or seek additional rulings from the STB) and obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization as contemplated would qualify as a tax-free distribution.   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   (i) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine fair, just and reasonable terms for the Conrail debtholders if NS, CSX and Conrail elect to proceed with the exchange.   NSR and CSXT have filed registration statements on Form S-4 with the SEC which became effective on July 26, 2004 , and are pursuing an exchange offer relating to Conrail's unsecured debt (see below).

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT will be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the transaction as proposed, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities would have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities would have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the transaction as proposed, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization as expeditiously as possible.   Upon consummation of the proposed transaction, NS' investment in Conrail will no longer include amounts related to PRR and NYC.   Instead, the assets and liabilities of PRR will be reflected in their respective line items in NS' Consolidated Balance Sheet, and any amounts due to PRR would be extinguished.   On the Consolidated Income Statement, Conrail Rents and Services will be reduced to reflect only the expenses associated with the Shared Assets Areas, and other expenses, primarily the depreciation related to the PRR assets, will be reflected in their respective line items.

NS expects to record the proposed transaction at fair value.   The preliminary results of an appraisal of the PRR properties indicate that their aggregate fair value will likely exceed NS' carrying amount.

Investment in Conrail

NS is applying the equity method of accounting to its investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At June 30, 2004 , the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $3.7 billion.

NS' Consolidated Balance Sheet at June 30, 2004 , includes $25 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through June 30, 2004 , NS has paid $178 million of such costs.

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

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.96% at June 30, 2004 ..   Upon consummation of the proposed reorganization, these loans would be extinguished.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

The following historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2003 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in millions)

Operating revenues	$236	$231	$466	$457
Operating expenses excluding depreciation	(83)	(80)	(165)	(162)
Depreciation	(79)	(85)	(158)	(166)
Operating income	74	66	143	129
Interest expense on debt	(25)	(25)	(49)	(50)
Other income - net	28	21	54	42
Income before income taxes and accounting change	77	62	148	121
Provision for income taxes	(28)	(23)	(54)	(45)
Income before accounting change	49	39	94	76
Cumulative effect of change in accounting principles, net of taxes	--	--	(1)	40
Net income	$49	$39	$93	$116

Note:   Conrail adopted FIN No. 46(R) "Consolidation of Variable Interest Entities," and recorded in the first quarter of 2004 a $1 million net adjustment for the cumulative effect of this change in accounting on years prior to 2004.   Conrail adopted SFAS No. 143, effective Jan. 1, 2003 , and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003.   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	June 30,	Dec. 31,
	2004	2003
	($ in millions)
Assets:
Current assets	$278	$257
Noncurrent assets	7,989	7,959
Total assets	$8,267	$8,216

Liabilities and stockholders' equity:
Current maturities of long-term debt	$61	$58
Other current liabilities	190	221
Long-term debt	1,078	1,067
Other noncurrent liabilities	2,391	2,416
Stockholders' equity	4,547	4,454
Total liabilities and stockholders' equity	$8,267	$8,216

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

While there were some sales during the first six months of 2004, there were no accounts receivable sold under this arrangement as of June 30, 2004 , or as of Dec. 31, 2003 ..   The change in "Accounts receivable" included on the Consolidated Statements of Cash Flows related to receivable sales was zero for the six months ended June 30, 2004 , compared with a decrease of $30 million for the same period of 2003.   The fees associated with the sales, which are based on the buyers' financing costs, are included in "Other income - net."

NS' allowance for doubtful accounts was $8 million at June 30, 2004 , and $7 million at Dec. 31, 2003 ..

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

Diesel Fuel Hedging

NS has a program to hedge a significant portion of its diesel fuel consumption. The intent is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability. In order to minimize this risk, NS has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

	Second Quarter
		2004	2003
Number of swaps entered into during the second quarter		48	72
Approximate number of gallons hedged (millions)		65	94
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.91	$0.70

Remainder of

	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of June 30, 2004	69%	38%	4%

Hedges are placed periodically by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 8% of NS' operating expenses for the second quarter of 2004, and 7% for the second quarter of 2003.

NS' fuel hedging activity had the following effects on diesel fuel expense:   for the second quarter, decreases of $26 million and $8 million for 2004 and 2003, respectively, and for the first six months, decreases of $49 million and $34 million, for 2004 and 2003, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $3 million for the first six months of 2004 and $1 million for the same period of 2003.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $169 million, or 3%, and $186 million, or 3%, of its fixed rate debt portfolio hedged at June 30, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at June 30, 2004 and Dec. 31, 2003 , were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $73 million (pretax) at June 30, 2004, and $40 million (pretax) at Dec. 31, 2003, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges
Gross fair market asset position	$11	$16
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	85	45
Gross fair market (liability) position	--	--
Total net asset position	$96	$61

5.   Pensions and Other Postretirement Benefits

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$5	$5	$4	$5
Interest cost	23	22	11	10
Expected return on plan assets	(37)	(40)	(4)	(3)
Amortization of prior service cost (benefit)	--	1	(3)	(1)
Recognized net actuarial gains (losses)	--	--	--	--
Amortization of unrecognized net (gain) loss	--	--	4	4
Net (benefit) cost	$(9)	$(12)	$12	$15

Pension and Other Postretirement Benefit Cost Components (continued)

	Six months ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$9	$10	$8	$8
Interest cost	45	44	22	18
Expected return on plan assets	(74)	(80)	(8)	(6)
Amortization of prior service cost (benefit)	1	2	(6)	(2)
Recognized net actuarial gains (losses)	1	1	--	--
Amortization of unrecognized net (gain) loss	--	--	8	8
Net (benefit) cost	$(18)	$(23)	$24	$26

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute $7 million to its unfunded pension plans and $42 million to its other postretirement benefit plans in 2004.   For the six months ended June 30, 2004 , $3 million and $22 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $4 million to its unfunded pension plans for a total of $7 million and an additional $20 million to fund its postretirement benefit plans in 2004 for a total of $42 million.

6.   Discontinued Operations

First-half 2003 results included an additional after-tax gain of $10 million, or 3 cents per share (basic and diluted), related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

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

The cumulative effect of these changes amounted to $114 million, or 29 cents per share (basic and diluted).

8.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In millions)

Weighted-average shares outstanding	392.4	389.6	391.8	389.4
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	4.0	2.3	3.4	1.9

Diluted weighted-average shares outstanding	396.4	391.9	395.2	391.3

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2004, 15 million in the second quarter and 22 million in the first quarter; and in 2003, 25 million in the second quarter and 31 million in the first quarter.   There are no adjustments to "Net income" for the diluted earnings per share computations.

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in millions)

Net income	$213	$137	$371	$346
Other comprehensive income (loss)	16	4	23	1

Total comprehensive income	$229	$141	$394	$347

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

NS' balance sheets included liabilities for environmental exposures in the amount of $23 million at June 30, 2004 , and $25 million at Dec. 31, 2003 (of which $8 million was accounted for as a current liability for each period).   At June 30, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 114 known locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At June 30, 2004 , NS had outstanding purchase commitments of $219 million in connection with its 2004 capital program, including purchases of locomotives and equipment.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $29 million through 2006.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2004 , the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003 ..

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

July 27, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Second-quarter net income was $213 million in 2004, compared with $137 million in 2003.   The increase was primarily the result of a $127 million, or 43%, increase in income from railway operations, which was driven by an 11% rise in revenues.   Railway operating expenses rose only 4% despite an 8% increase in carloads, reflecting increased operating leverage as the railroad network remained fluid.

For the first six months, net income was $371 million in 2004, compared with $346 million in 2003.   The following table shows the components of the change:

	First Six Months
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income from continuing operations before accounting changes	$371	$222	$149
Discontinued operations - taxes on sale of motor carrier	--	10	(10)
Cumulative effect of changes in accounting principles, net of taxes	--	114	(114)
Net income	$371	$346	$25

Income from continuing operations before accounting changes increased $149 million, or 67%, in the first six months of 2004, compared with the same period last year.   The growth resulted from a $312 million, or 10%, increase in railway operating revenues coupled with a 3% rise in railway operating expenses, which led to higher income from railway operations.

Railway Operating Revenues

Second-quarter railway operating revenues were $1.8 billion in 2004, up $180 million, or 11%, compared with the second quarter of 2003.   For the first six months, revenues were $3.5 billion, up $312 million, or 10%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.

	Second Quarter	First Six Months
	2004 vs. 2003	2004 vs. 2003
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 132	$ 235
Revenue per unit/mix	48	77
	$ 180	$ 312

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	Second Quarter
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$424	$389	427	420	$992	$927
General merchandise:
Automotive	252	242	170	169	1,480	1,433
Chemicals	214	190	112	105	1,908	1,809
Metals/construction	209	175	204	184	1,024	954
Agr./consumer prod./govt.	182	175	141	137	1,292	1,278
Paper/clay/forest	168	162	113	113	1,490	1,433

General merchandise	1,025	944	740	708	1,385	1,334
Intermodal	364	300	708	608	514	493

Total	$1,813	$1,633	1,875	1,736	$967	$941

	First Six Months
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$822	$743	833	816	$986	$911
General merchandise:
Automotive	500	484	337	335	1,483	1,443
Chemicals	417	382	223	211	1,876	1,816
Metals/construction	392	341	381	345	1,028	988
Agr./consumer prod./govt.	358	343	281	271	1,272	1,262
Paper/clay/forest	325	312	221	220	1,475	1,419

General merchandise	1,992	1,862	1,443	1,382	1,381	1,347
Intermodal	692	589	1,356	1,186	510	497

Total	$3,506	$3,194	3,632	3,384	$965	$944

Coal

Coal revenues increased $35 million, or 9%, in the second quarter and $79 million, or 11%, in the first six months, compared with the same periods last year.   Total traffic volume (carloads) handled increased 2% in the quarter and 2% for the first six months, primarily because of higher export coal volume.   Export coal volume increased 49% in the quarter and 24% for the first six months, supported by increased demand for U.S. coal.   Reduced exports from China have resulted in more shipments to European steelmakers.   Shipments of utility coal declined 1% in the quarter, but increased 1% for the first six months.   Utility stockpiles remained low at some plants.   Increased demand from other markets and other factors could be drawing volume out of the utility market.   Domestic metallurgical coal, coke and iron ore volume declined 9% in the second quarter and 7% for the first six months, mostly because of reduced iron ore shipments.   Average revenue per carload was up 7% in the second quarter and 8% for the first six months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic), higher rates for export coal and the favorable effects of a fuel surcharge.

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

Coal revenues are expected to continue to show growth for the remainder of the year, supported by higher export and utility coal volumes and increased average revenue per shipment.

General Merchandise

General merchandise revenues increased $81 million, or 9%, in the second quarter and $130 million, or 7%, in the first six months, compared with the same periods last year.   Both increases reflected higher traffic volume, particularly for metals and construction and chemicals, and higher average revenues.   Metals and construction volume benefited from continued strength in construction activity and increased domestic steel production.   Chemicals traffic volume benefited from manufacturing expansion and higher plant operating rates.   Agriculture, consumer products and government volume reflected more shipments of corn, increased volume for fertilizer and more shipments for the military.   General merchandise average revenue per carload increased 4% in the second quarter and 3% for the first six months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2004 progresses; however, the extent of the increase could lessen in the fourth quarter due to the strength of the fourth quarter of last year.

Intermodal

Intermodal revenues increased $64 million, or 21%, in the second quarter and $103 million, or 17%, in the first six months, compared with the same periods last year.   Traffic volume (units) increased 16% in the second quarter and 14% for the first six months reflecting very strong trailer and container volume.   Intermodal traffic volume continued to benefit from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 4% for the quarter, and 3% for the first six months, as the favorable effects of rate increases and fuel surcharges were somewhat offset by an increase in lower-rated traffic.

Intermodal revenues are expected to continue to show growth during 2004, provided the retail and manufacturing sectors continue to expand.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.4 billion in 2004, up $53 million, or 4%, compared with last year.   For the first six months, expenses were $2.7 billion, up $70 million, or 3%.   For both periods, most of the increase was the result of higher compensation and benefits and higher diesel fuel prices.

Compensation and benefits expenses increased $30 million, or 6%, in the second quarter and $49 million, or 5%, in the first six months, compared with the same periods last year.   Both periods reflected higher management and locomotive engineer incentive compensation (up $19 million for the quarter and $24 million for the first six months), higher wage rates (up $8 million for the quarter and $17 million for the first six months), and higher stock-based compensation (up $9 million for both periods) resulting from a rise in Norfolk Southern's stock price.   For both periods, higher volume-related train and engine payroll expenses were offset by reduced management employment levels.

Materials, services and rents increased $12 million, or 3%, in the second quarter and $17 million, or 2%, in the first six months, compared with the same periods last year.   For both periods, higher locomotive and freight car maintenance expenses and increased volume-related intermodal purchased services were partially offset by lower equipment rents.

Conrail rents and services expenses decreased $1 million, or 1%, in the second quarter and $6 million, or 3%, in the first six months, compared with the same periods last year.   The declines for both periods were primarily the result of lower expenses in the shared assets area.

Diesel fuel expenses increased $13 million, or 14%, in the second quarter and $16 million, or 8%, in the first six months, compared with the same periods last year, reflecting higher average prices and higher consumption.   The hedging program produced benefits of $26 million and $49 million in the second quarter and first six months of 2004, compared with benefits of $8 million and $34 million for the same periods of 2003, respectively.

Casualties and other claims expense decreased $9 million, or 19%, in the second quarter and $20 million, or 20%, in the first six months, compared with the same periods last year.   The decreases reflected the absence of unfavorable personal injury claims development, lower derailment-related expenses and lower insurance premiums.

Other expense increased $7 million, or 13%, in the second quarter, and $11 million, or 10%, in the first six months, compared with the same periods of last year.   The increases were largely the result of higher property taxes as last year benefited from a favorable property tax settlement.

Other Income - Net

Other income - net decreased $24 million in the second quarter and $35 million in the first six months of 2004, compared with the same periods of 2003.   Both comparisons reflected expenses related to new investments and lower investment returns on corporate-owned life insurance.

In June 2004, NS purchased a 40.5% membership interest in a limited liability company (LLC) that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of "Other income - net," and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.

Provision for Income Taxes

The second-quarter effective income tax rate was 29.9% in 2004, compared with 31.2% last year.   For the first six months, the effective rate was 31.2% in 2004, compared with 31.5% in 2003.   Excluding NS' equity in Conrail's after-tax earnings, the second-quarter rate was 31.8% in 2004 and 33.9% in 2003, and the year-to-date rate was 33.2% in 2004, compared with 34.3% in 2003.   The declines for both periods were largely the result of the new synthetic fuel-related investments.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $626 million in the first six months of 2004, compared with $366 million in the first six months of 2003.   The increase was primarily the result of the $242 million increase in income from railway operations.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") is borrowed back from a PRR subsidiary and, therefore, is a source of cash in "Proceeds from borrowings."   NS' net cash flow from these borrowings amounted to $81 million in the first six months of 2004 and $105 million for the same period of 2003.

NS' working capital deficit was $511 million at June 30, 2004 , compared with $376 million at Dec. 31, 2003 ..   The increase reflected more current maturities of long-term debt.   A working capital deficit is not unusual for NS, and the company expects to generate sufficient cash flow from operations to meet its ongoing obligations.

NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $433 million, and the amount of receivables sold ranged from zero to $150 million.   Moreover, NS has a $1 billion credit facility that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.   The credit facility expires in 2006, and NS is in the process of negotiating its early renewal.

Cash used for investing activities was $443 million in the first six months of 2004, compared with $432 million in the first six months of 2003.   The increase was principally the result of more capital expenditures ..

NS has made additional commitments to purchase locomotives and other equipment in the fourth quarter in the amount of approximately $160 million.   In addition, in July 2004, NS purchased an office building for approximately $30 million.   It is likely that NS will make all of its increased 2004 capital expenditures with internally generated funds.

Cash used for financing activities was $264 million in the first six months of 2004, compared with $8 million in the same period of 2003.   The change resulted from a significant debt maturity in February 2004, as $250 million of maturing debt was repaid with cash generated from operations.   Proceeds from borrowings consisted entirely of loans from the PRR subsidiary in both periods (see Note 2).   NS' debt-to-total capitalization ratio (excluding the notes payable to the PRR subsidiary) was 48.2% at June 30, 2004 , and 50.7% at Dec. 31, 2003 ..   NS, when appropriate, may refinance a portion of its outstanding debt.

CONRAIL'S RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY

Conrail's second-quarter net income was $49 million in 2004, compared with $39 million in 2003.   For the first six months of 2004, Conrail's net income was $93 million, compared with $116 million for the same period of 2003.   Conrail's income before accounting changes was $94 million for the first six months of 2004, compared with $76 million for the same period of 2003.   The improvements were largely the result of higher operating and nonoperating income.

Conrail's working capital was $27 million at June 30, 2004 , compared with a deficit of $22 million at Dec. 31, 2003 ..   Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with several labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.

Agreements have been reached with the Brotherhood of Maintenance of Way Employes , which represents about 4,000 NS employees; the United Transportation Union , which represents about 7,000 NS employees; the International Brotherhood of Boilermakers and Blacksmiths, which represents about 100 NS employees; the Transportation Communications International Union, which represents about 4,000 NS employees; the American Train Dispatchers Association (ATDA), which represents about 350 NS employees; the Brotherhood of Railroad Signalmen, which represents about 1,000 NS employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,600 NS employees.   The agreements with the BLE and ATDA are through 2009; the other agreements are through 2004.

The railroads and the International Brotherhood of Electrical Workers, which represents about 900 NS employees, have agreed to resolve their negotiations through arbitration.   Agreements have not yet been reached with the International Association of Machinists and Aerospace Workers, which represents about 1,000 NS employees; the Sheet Metal Workers International Association, which represents about 250 NS employees; the National Conference of Firemen and Oilers , which represents about 400 NS employees; and the International Longshoreman Association, which represents about 50 NS employees.

Negotiations for the next round of national bargaining will commence with most rail labor unions on or shortly after Nov. 1, 2004 ..

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 8% of NS' operating expenses for the second quarter of 2004.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

However, with fuel prices near historic highs and fuel surcharges being collected under certain tariffs and contracts, NS is not currently entering into additional hedges at today's market levels.   Consequently, NS is modifying its fuel-hedging strategy on a go-forward basis, and the past pattern of entering into regular monthly swaps may not be indicative of future hedging activity.

As of June 30, 2004 , through swap transactions, NS has hedged approximately 69% of expected 2004 diesel fuel requirements, and 38% and 4% of expected requirements for 2005 and 2006, respectively.   The effect of the hedges is to yield an average cost of 83 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease from current diesel fuel prices would reduce NS' asset related to the swaps by approximately $43 million as of June 30, 2004 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2004 , NS' debt subject to interest rate fluctuations totaled $599 million (excluding debt due to the PRR subsidiary).   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $2 million in the second quarters of 2004 and 2003 and by $4 million for the first six months of 2004 and 2003, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' balance sheets included liabilities for environmental exposures in the amount of $23 million at June 30, 2004 , and $25 million at Dec. 31, 2003 (of which $8 million was accounted for as a current liability in each period).   At June 30, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 114 known locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

However, based on its assessment of the facts and circumstances now known, management believes it has recorded the probably costs for dealing with those environmental matters of which the Corporation is aware.   Further, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   The Company undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 21 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004.   Based on such evaluation, such officers have concluded that, as of June 30, 2004 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first six months of 2004, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1-30, 2004	--	--	--	--
May 1-31, 2004	--	--	--	--
June 1-30, 2004	3,008 (1)	$25.98	--	--
Total	3,008	$25.98

(1)     Shares tendered by an employee in connection with the exercise of stock options under the Long-Term Incentive Plan.

Item 4.   Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 13, 2004 , at which meeting four directors were elected to serve for a term of three years and the appointment of the independent registered public accounting firm was ratified.

The four directors were elected by the following vote:

	FOR	AUTHORITY WITHHELD
Alston D. Correll	326,378,858 votes	17,401,128 votes
Landon Hilliard	316,771,528 votes	27,008,458 votes
Burton M. Joyce	328,352,588 votes	15,427,398 votes
Jane Margaret O'Brien	327,670,307 votes	16,109,679 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS' books and records was ratified by the following vote:

FOR: 330,249,469 shares
AGAINST: 10,822,110 shares
ABSTAINED: 2,708,407 shares

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3(ii)	The Bylaws of Norfolk Southern Corporation, as amended May 13, 2004 , are filed herewith.
10( dd )

Amendment No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is filed herewith.

	15	Letter regarding unaudited financial information.
	31	Rule 13a-14(a)/15d-14(a) Certifications
	32	Section 1350 Certifications
(b)	Reports on Form 8-K:
A report on Form 8-K was filed April 21, 2004, advising of the issuance of a press release announcing first quarter 2004 results, and attaching as an exhibit the related press release.

A report on Form 8-K was filed May 18, 2004 , advising that Norfolk Southern Corporation entered into an agreement to purchase, effective June 1, 2004 , a 40.5 percent membership interest in a limited liability company ("LLC") that owns and operates facilities that produce synthetic fuel from coal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	July 30, 2004	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	July 30, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

3(ii)	Bylaws of Norfolk Southern Corporation

10( dd )	Amendment No. 3 to the Transaction Agreement

15	Letter regarding unaudited interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications