Form 10-Q
period 2004-09-30
NORFOLK SOUTHERN CORP
filed 2004-10-28
CIK 702165

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
practicable date:

Class

Outstanding as of Sept. 30, 2004

Common Stock (par value $1.00)		396,006,701 (excluding 20,938,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2004 and 2003

		Consolidated Balance Sheets	4
		Sept. 30, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	16

	Item 2.	Management's Discussion and Analysis of	17
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	24
		About Market Risks

	Item 4.	Controls and Procedures	24

Part II.	Other Information:

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

	Item 6.	Exhibits and Reports on Form 8-K	25

Signatures			27

Exhibit Index			28

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003

Railway operating revenues:
Coal	$447	$372	$1,269	$1,115
General merchandise	1,006	911	2,998	2,773
Intermodal	404	315	1,096	904
Total railway operating revenues	1,857	1,598	5,363	4,792

Railway operating expenses:
Compensation and benefits	570	531	1,680	1,592
Materials, services and rents	411	346	1,165	1,083
Conrail rents and services (Note 2)	79	105	282	314
Depreciation (Note 2)	150	128	409	384
Diesel fuel	98	86	311	283
Casualties and other claims	31	44	109	142
Other	49	47	167	154
Total railway operating expenses	1,388	1,287	4,123	3,952

Income from railway operations	469	311	1,240	840

Other income - net (Note 2)	40	12	50	57
Interest expense on debt	(121)	(123)	(363)	(373)

Income from continuing operations before
income taxes and accounting changes	388	200	927	524

Provision for income taxes	100	63	268	165

Income from continuing operations before accounting changes	288	137	659	359

Discontinued operations - taxes on sale of
motor carrier (Note 7)	--	--	--	10
Cumulative effect of changes in accounting
principles, net of taxes (Note 8)	--	--	--	114
Net income	$288	$137	$659	$483

Per share amounts (Note 9):
Income from continuing operations before
accounting changes
Basic	$0.73	$0.35	$1.68	$0.92
Diluted	$0.72	$0.35	$1.66	$0.92
Net income
Basic	$0.73	$0.35	$1.68	$1.24
Diluted	$0.72	$0.35	$1.66	$1.24

Dividends per share	$0.10	$0.08	$0.26	$0.22

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$475	$284
Short-term investments	55	2
Accounts receivable, net (Note 3)	806	695
Materials and supplies	102	92
Deferred income taxes	191	189
Other current assets	177	163
Total current assets	1,806	1,425

Investment in Conrail (Note 2)	793	6,259
Properties less accumulated depreciation (Note 2)	20,368	11,779
Other assets	1,462	1,133
Total assets	$24,429	$20,596

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,004	$948
Income and other taxes	245	199
Due to Conrail	68	81
Other current liabilities	276	213
Current maturities of long-term debt	529	360
Total current liabilities	2,122	1,801

Long-term debt (Notes 2 and 6)	7,019	6,800
Other liabilities	1,116	1,080
Due to Conrail (Note 2)	--	716
Deferred income taxes (Note 2)	6,484	3,223
Total liabilities	16,741	13,620

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 416,944,826 and
412,168,988 shares, respectively	417	412
Additional paid-in capital	620	521
Unearned restricted stock (Note 1)	(9)	(5)
Accumulated other comprehensive income (loss) (Note 10)	11	(44)
Retained income	6,669	6,112
Less treasury stock at cost, 20,938,125 and 21,016,125 shares, respectively	(20)	(20)
Total stockholders' equity	7,688	6,976

Total liabilities and stockholders' equity	$24,429	$20,596

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2004	2003
Cash flows from operating activities
Net income	$659	$483
Reconciliation of net income to net cash provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(114)
Depreciation	417	395
Deferred income taxes	112	116
Equity in earnings of Conrail	(45)	(41)
Gain on Conrail corporate reorganization	(53)	--
Gains and losses on properties and investments	(15)	(16)
Income from discontinued operations	--	(10)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 3)	(110)	(96)
Materials and supplies	(10)	5
Other current assets	70	86
Current liabilities other than debt	162	23
Other - net	24	(31)
Net cash provided by operating activities	1,211	800

Cash flows from investing activities
Property additions	(669)	(536)
Property sales and other transactions	45	40
Investments, including short-term	(146)	(83)
Investment sales and other transactions	5	1
Net cash used for investing activities	(765)	(578)

Cash flows from financing activities
Dividends	(102)	(86)
Common stock issued - net	71	5
Proceeds from borrowings	202	218
Debt repayments	(426)	(385)
Net cash used for financing activities	(255)	(248)

Net increase (decrease) in cash and cash equivalents	191	(26)

Cash and cash equivalents
At beginning of year	284	184

At end of period	$475	$158

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$311	$334
Income taxes	$78	$62

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present Norfolk Southern Corporation and subsidiaries' (NS) financial position as of Sept. 30, 2004, its results of operations for the three and nine months ended Sept. 30, 2004 and 2003, and its cash flows for the nine months ended Sept. 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
	($ in millions, except per share)

Net income, as reported	$288	$137	$659	$483
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	9	3	19	8
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(12)	(7)	(30)	(23)
Pro forma net income	$285	$133	$648	$468

Earnings per share:
As reported
Basic	$0.73	$0.35	$1.68	$1.24
Diluted	$0.72	$0.35	$1.66	$1.24

Pro forma
Basic	$0.72	$0.34	$1.65	$1.20
Diluted	$0.71	$0.34	$1.63	$1.20

2.   Investment in Conrail

Overview

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.

Conrail Reorganization

On August 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Reorganization), which established direct ownership and control by NSR and CSXT of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).   In connection with the Conrail Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.

As a part of the Conrail Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail's debtholders.   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail's unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange.   Upon completion of the transaction as described in various SEC filings, the new debt securities became direct unsecured obligations of NSR and CSXT, respectively, and rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   Except for interest payments made in relation to the consummation of the exchange, these new debt securities have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations remain obligations of Conrail and are supported by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.

NS accounted for the transaction at fair value, which resulted in the recognition of a $53 million net gain (reported in "Other income - net") from the tax-free distribution to NS of a portion of its investment in Conrail.   As a result of the transaction, NS' investment in Conrail no longer includes amounts related to PRR and NYC.   Instead the assets and liabilities of PRR are reflected in their respective line items in NS' Consolidated Balance Sheet and amounts due to PRR were extinguished.

The following summarizes the effect of the transaction on NS' Consolidated Balance Sheet ($ in millions):

Properties	$8,368
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,113)
Long-term debt, including current maturities	(734)
Net assets received	5,568
Investment in Conrail	(5,515)
Gain from Conrail corporate reorganization	$53

The amounts shown above for the net assets received reflect the fair value of such assets.   Properties have been valued based on information received from an independent valuation consultant, and NS will receive a final detailed valuation report in the fourth quarter.   Debt has been recorded at fair value based on interest rates at the time of the reorganization.

On the Consolidated Income Statement, "Conrail rents and services" is reduced as a result of the transaction.   After the Conrail Reorganization, "Conrail rents and services" reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items.   The transaction's impact on net income was the $53 million gain discussed above.   Prospectively, the transaction will not have a significant ongoing effect on net income.

Investment in Conrail

NS is continuing to apply the equity method of accounting to its remaining investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At Sept. 30, 2004 , the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $593 million.

NS' Consolidated Balance Sheet at Sept. 30, 2004 , includes $21 million of liabilities related to the original Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Sept. 30, 2004 , NS has paid $182 million of such costs.

Reclassification

In finalizing information contained in this report, certain Sept. 30, 2004, balance sheet amounts have been reclassified from information furnished on Oct. 20, 2004, on Form 8-K as follows:   a $58 million increase to "Investment in Conrail," a $96 million decrease to "Properties" and a $38 million decrease to related "Deferred income taxes."

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes:   (1) expenses for amounts due to PRR for use by NSR of operating properties and equipment prior to the Conrail Reorganization, (2) NS' equity in the earnings of Conrail, net of amortization, prior to the Conrail Reorganization, and (3) expenses for amounts due to CRC for operation of the Shared Assets Areas.   After the Conrail Reorganization, "Conrail rents and services" includes only expenses for amounts due to CRC for operation of the Shared Assets Areas.   NS' equity in the earnings of Conrail, net of amortization, after the Reorganization is included in "Other income - net."

Prior to the Conrail Reorganization, a significant portion of the payments made to PRR was borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprised the long‑term balance of "Due to Conrail," and this note was effectively extinguished by the reorganization.   "Due to Conrail" included in current liabilities is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Summary Financial Information - Conrail

As a result of the Conrail Reorganization discussed above, two CRC subsidiaries, PRR and NYC, were distributed to NS and CSX, respectively, and CRC's public indebtedness was restructured.   The results of the operations of these subsidiaries and their net assets are presented in the following financial information as "Discontinued Operations."   This historical cost basis financial information should be read in conjunction with Conrail's audited financial statements, included as Exhibit 99 with NS' 2003 Annual Report on Form 10‑K.

Summarized Consolidated Statements of Income - Conrail

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
	($ in millions)

Operating revenues	$87	$77	$247	$235
Operating income (loss)	$(4)	$(7)	$(21)	$(23)
Income from continuing operations	$4	$2	$10	$5
Discontinued operations (PRR and NYC)	$29	$39	$117	$151
Net income	$33	$42	$126	$158

Note:   Conrail adopted FIN No. 46(R) "Consolidation of Variable Interest Entities," and recorded in the first quarter of 2004 a $1 million net adjustment for the cumulative effect of this change in accounting on years prior to 2004.   Conrail adopted SFAS No. 143, effective Jan. 1, 2003 , and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003 (including $38 million related to discontinued operations).   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS' cumulative effect adjustment for SFAS No. 143.

Summarized Consolidated Balance Sheets - Conrail

	Sept. 30,	Dec. 31,
	2004	2003
	($ in millions)
Assets:
Current assets	$331	$186
Noncurrent assets	1,095	952
Assets of discontinued operations (PRR and NYC)	--	7,176
Total assets	$1,426	$8,314

Liabilities and stockholders' equity:
Current liabilities	$240	$260
Noncurrent liabilities	842	849
Liabilities of discontinued operations (PRR and NYC)	--	2,751
Stockholders' equity	344	4,454
Total liabilities and stockholders' equity	$1,426	$8,314

3.

 Accounts Receivable

NS has in place an accounts receivable sales program.   Under this program, a bankruptcy-remote special purpose subsidiary of NS sells without recourse undivided ownership interests in a pool of accounts receivable.   The buyers have a priority collection interest in the entire pool of receivables, and as a result, NS retains credit risk to the extent the pool of receivables exceeds the amount sold.   NS services and collects the receivables on behalf of the buyers, and payments collected from sold receivables can be reinvested in new accounts receivable on behalf of the buyers.   Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

While there were some sales during the first nine months of 2004, there were no accounts receivable sold under this arrangement as of Sept. 30, 2004 , or as of Dec. 31, 2003 ..   The change in "Accounts receivable" included on the Consolidated Statements of Cash Flows related to receivable sales was zero for the nine months ended Sept. 30, 2004 , compared with a decrease of $30 million for the same period of 2003.   The fees associated with the sales, which are based on the buyers' financing costs, are included in "Other income - net."

NS' allowance for doubtful accounts was $7 million at Sept. 30, 2004 , and Dec. 31, 2003 ..

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

Diesel Fuel Hedging

NS has hedged a significant portion of its diesel fuel consumption. The intent of the hedges is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability. In order to minimize this risk, NS has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

	Third Quarter
		2004	2003
Number of swaps entered into during the third quarter		--	72
Approximate number of gallons hedged (millions)		--	95
Approximate average price per gallon of Nymex
No. 2 heating oil		n/a	$0.73

Remainder of

	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of Sept. 30, 2004	61%	36%	4%

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within the 36-month period. After taking into account the effect of hedging, diesel fuel costs represented 7% of NS' operating expenses for the third quarters of 2004 and 2003.

NS' fuel hedging activity had the following effects on diesel fuel expense:   for the third quarter, decreases of $41 million and $11 million for 2004 and 2003, respectively, and for the first nine months, decreases of $90 million and $45 million, for 2004 and 2003, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $5 million for the first nine months of 2004 and less than $1 million for the same period of 2003.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments and by entering into interest rate hedging transactions.   NS had $159 million, or 2%, and $186 million, or 3%, of its fixed rate debt portfolio hedged as of Sept. 30, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments as of Sept. 30, 2004 , and Dec. 31, 2003 , were determined based upon current fair market values as quoted by an independent third party.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive income (loss)," a component of "Stockholders' equity," included unrealized gains of $123 million (pretax) as of Sept. 30, 2004, and $40 million (pretax) as of Dec. 31, 2003 , related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Sept. 30,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges
Gross fair market asset position	$11	$16
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	140	45
Gross fair market (liability) position	--	--
Total net asset position	$151	$61

5.   Pensions and Other Postretirement Benefits

NS and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   NS and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

The following tables show the pension and other postretirement benefit cost components:

	Three Months Ended Sept. 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$4	$5	$4	$5
Interest cost	22	22	11	10
Expected return on plan assets	(37)	(39)	(3)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(1)
Amortization of unrecognized net loss	1	--	3	3
Net (benefit) cost	$(9)	$(11)	$13	$14

	Nine Months Ended Sept. 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$13	$15	$12	$13
Interest cost	67	66	33	28
Expected return on plan assets	(111)	(119)	(11)	(9)
Amortization of prior service cost (benefit)	2	3	(8)	(3)
Recognized net actuarial loss	--	1	--	--
Amortization of unrecognized net loss	2	--	11	11
Net (benefit) cost	$(27)	$(34)	$37	$40

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute in 2004 $7 million to its unfunded pension plans for payments to pensioners and $42 million to its other postretirement benefit plans for retiree health benefits.   For the nine months ended Sept. 30, 2004 , $5 million and $34 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   Accordingly, NS presently anticipates contributing in the fourth quarter the remaining $2 million to its unfunded pension plans and the remaining $8 million to its postretirement benefit plans.

6.   Long-term Debt

In September 2004, NS exchanged $400 million of its 7.350% notes maturing May 2007 for $442 million of 5.257% notes maturing Sept. 2014.   The $42 million difference will be recognized as additional interest expense over the life of the new notes.

In September 2004, NS filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $550 million of securities.   This, together with the $450 million of securities authorized but unissued from a prior $1 billion shelf registration, allows the company to issue up to $1 billion of registered debt or equity securities.   As of Sept. 30, 2004 , NS had issued no securities under this registration.

In August 2004, NS renewed its $1 billion credit facility, and the new facility will expire in 2009.   The terms and covenants are substantially the same as the previous facility.

7.   Discontinued Operations

Results for the first nine months of 2003 included an additional after-tax gain of $10 million, or 3 cents per share (basic and diluted), related to the 1998 sale of NS' motor carrier subsidiary, North American Van Lines, Inc.   This noncash gain resulted from the resolution of tax issues related to the transaction.

8.   Changes in Accounting Principles

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

9.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
	(In millions)

Weighted-average shares outstanding	394.4	389.9	392.7	389.6
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	5.7	1.6	4.1	1.8

Diluted weighted-average shares outstanding	400.1	391.5	396.8	391.4

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2004, 13 million in the third quarter, 15 million in the second quarter and 22 million in the first quarter; and in 2003, 31 million in the third quarter, 25 million in the second quarter and 31 million in the first quarter.   There are no adjustments to "Net income" for the diluted earnings per share computations.

10.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
	($ in millions)

Net income	$288	$137	$659	$483
Other comprehensive income (loss)	32	(5)	55	(4)

Total comprehensive income	$320	$132	$714	$479

For NS, "Other comprehensive income (loss)" reflects the net fair value adjustments to certain derivative financial instruments and unrealized gains and losses on certain investments in debt and equity securities.

11.    Commitments and Contingencies

Lawsuits

Norfolk Southern and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.   When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.   While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability is adequate to cover the future payment of such liability and claims.   However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.   Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

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

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) on the balance sheet and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' balance sheets included liabilities for environmental exposures in the amount of $66 million at Sept. 30, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Sept. 30, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Reorganization and relates to sites on the former PRR properties.   At Sept. 30, 2004, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 207 known locations.   On that date, 14 sites accounted for $31 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 207 locations certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At Sept. 30, 2004 , NS had outstanding purchase commitments of approximately $200 million in connection with its 2004 and 2005 capital programs.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $30 million through 2006.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2004 , the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States ), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003 ..

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

October 27, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Third-quarter net income was $288 million in 2004, compared with $137 million in 2003.   The increase was the result of a $158 million, or 51%, increase in income from railway operations, driven by a 16% rise in revenues, and also included a $53 million net noncash gain from the Conrail Reorganization reported in "Other income - net" (see Note 2).   Railway operating expenses rose only 8% despite an 11% increase in carloads, evidencing the continued fluidity of the railroad network.

For the first nine months, net income was $659 million in 2004, compared with $483 million in 2003.   The following table shows the components of the change:

	First Nine Months
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income from continuing operations before accounting changes	$659	$359	$300
Discontinued operations - taxes on sale of motor carrier	--	10	(10)
Cumulative effect of changes in accounting principles, net of taxes	--	114	(114)
Net income	$659	$483	$176

Income from continuing operations before accounting changes increased $300 million, or 84%, in the first nine months of 2004, compared with the same period last year.   The growth resulted from a $571 million, or 12%, increase in railway operating revenues coupled with a 4% rise in railway operating expenses, which led to higher income from railway operations, and also reflects the $53 million net noncash gain from the Conrail Reorganization (see Note 2).

Railway Operating Revenues

Third-quarter railway operating revenues were $1.9 billion in 2004, up $259 million, or 16%, compared with the third quarter of 2003.   For the first nine months, revenues were $5.4 billion, up $571 million, or 12%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.

	Third Quarter	First Nine Months
	2004 vs. 2003	2004 vs. 2003
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (units)	$ 169	$ 405
Revenue per unit/mix	90	166
	$ 259	$ 571

Revenues, volume and average revenue per unit for the commodity groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$447	$372	429	407	$1,045	$915
General merchandise:
Automotive	210	205	140	142	1,508	1,447
Chemicals	226	196	115	108	1,950	1,805
Metals/construction	214	180	206	187	1,042	965
Agr./consumer prod./govt.	179	167	142	138	1,264	1,212
Paper/clay/forest	177	163	114	113	1,546	1,445
General merchandise	1,006	911	717	688	1,403	1,325

Intermodal	404	315	759	627	532	502

Total	$1,857	$1,598	1,905	1,722	$975	$928

	First Nine Months
	Revenues		Units		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,269	$1,115	1,262	1,222	$1,006	$913
General merchandise:
Automotive	710	689	477	477	1,490	1,444
Chemicals	643	578	338	319	1,902	1,812
Metals/construction	606	521	587	532	1,033	980
Agr./consumer prod./govt.	537	510	423	409	1,269	1,245
Paper/clay/forest	502	475	335	333	1,499	1,428
General merchandise	2,998	2,773	2,160	2,070	1,388	1,340

Intermodal	1,096	904	2,115	1,814	518	498

Total	$5,363	$4,792	5,537	5,106	$969	$939

Coal

Coal revenues increased $75 million, or 20%, in the third quarter and $154 million, or 14%, in the first nine months, compared with the same periods last year.   Total traffic volume (carloads) handled increased 5% in the quarter and 3% for the first nine months, primarily because of higher export coal and utility volume.   Export coal volume increased 49% in the quarter and 31% for the first nine months, supported by increased demand for U.S. coal as reduced exports from China have resulted in more shipments to European steelmakers.   Shipments of utility coal increased 3% in the quarter and 2% for the first nine months, and utility stockpiles remained low at some plants.   Domestic metallurgical coal, coke and iron ore volume increased 1% in the third quarter but declined 4% for the first nine months, mostly because of reduced iron ore shipments.   Average revenue per carload was up 14% in the third quarter and 10% for the first nine months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic), higher rates for export coal and the favorable effects of a fuel surcharge.

Two of NS' utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L), filed rate reasonableness complaints at the STB alleging that NS' tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding, the STB initially found NS' rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004, finding that in certain years some portion of the rates was unreasonable.   In the CP&L proceeding, the STB found NS' rates to be unreasonable in December 2003, but upheld a significant portion of NS' tariff increase.   As required by the STB's decision, earlier this year NS paid reparations to CP&L representing that portion of the previously charged rate that was found to be unreasonable, with interest.   Reconsideration of the STB's rate decisions was sought by NS and by the complainants.   On Oct. 20, 2004 , in a consolidated decision, the STB found NS' rates to be reasonable in both cases.   However, in the ruling, the STB invited Duke and CP&L to initiate a proceeding within 30 days to determine whether phasing constraints should apply.   As the STB has explained, the phasing constraint is an independent constraint relating not to the reasonableness of a rate, but to the reasonableness of collecting it immediately.   The Interstate Commerce Commission (the predecessor to the STB) had previously issued guidelines for phasing.   These guidelines indicate that phasing of a rate increase will only be required where the party seeking such relief demonstrates the need for it with specificity.   In balancing the equities of the particular phasing request, the STB will consider factors including the requirements of the railroads, the magnitude of the proposed increase, the magnitude of past increases, the dependence of the utility on coal, the economic conditions in the final destination market and the economic conditions in the coal supply area.

The phasing constraint has never been invoked by a complainant utility in a rate case, and the STB has never applied it.   Therefore, it is unknown how the STB would balance the above factors, whether it would find the phasing constraint applicable, and if it did, whether phasing would be ordered retroactively or prospectively or both.   Although management has made an estimate of the ultimate resolution of these cases, due to these uncertainties, future developments in the Duke case and(or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   Over the long term, management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

For the remainder of the year, coal revenues are expected to continue to show growth, supported by higher export, metallurgical and utility coal volumes in addition to increased average revenue per shipment.

General Merchandise

General merchandise revenues increased $95 million, or 10%, in the third quarter and $225 million, or 8%, in the first nine months, compared with the same periods last year.   Both increases reflected higher traffic volume, particularly for metals & construction and chemicals, as well as higher average revenues.   Metals & construction volume continued to benefit from strength in construction activity and increased domestic steel production.   Chemicals traffic volume continued to benefit from manufacturing expansion and higher plant operating rates.   Agriculture, consumer products & government volume this quarter reflected more shipments of corn, increased volume for fertilizer and more shipments for the military.   General merchandise average revenue per carload increased 6% in the third quarter and 4% for the first nine months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to compare favorably with the prior year; however, the extent of the increase could lessen in the fourth quarter due to the comparative strength of the fourth quarter last year and the impact of recently announced cutbacks in automotive production.

Intermodal

Intermodal revenues increased $89 million, or 28%, in the third quarter and $192 million, or 21%, in the first nine months, compared with the same periods last year.   Traffic volume (units) increased 21% in the third quarter and 17% for the first nine months reflecting strong trailer and container volume.   Intermodal traffic volume benefited from a stronger economy with increased international container and domestic truckload business, as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 6% for the quarter, and 4% for the first nine months, reflecting favorable effects of rate increases and fuel surcharges.

Intermodal revenues are expected to continue to show growth in the fourth quarter, provided the retail and manufacturing sectors continue to expand and with continued increases in highway diversions.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.4 billion in 2004, up $101 million, or 8%, compared with last year.   For the first nine months, expenses were $4.1 billion, up $171 million, or 4%, compared with 2003.   For both periods, most of the increase was the result of higher compensation and benefits, increased materials, services and rents expense and higher diesel fuel prices.

Compensation and benefits expenses increased $39 million, or 7%, in the third quarter and $88 million, or 6%, in the first nine months, compared with the same periods last year.   All comparisons reflected higher management and locomotive engineer performance-based incentive compensation (up $7 million for the quarter and $31 million for the first nine months), higher wage rates (up $6 million for the quarter and $25 million for the first nine months), and higher stock-based compensation (up $10 million for the quarter and $19 million for the first nine months) resulting from a rise in Norfolk Southern's stock price.   Higher volume-related train and engine payroll expenses were offset, in part by reduced management employment levels.

Materials, services and rents increased $65 million, or 19%, in the third quarter and $82 million, or 8%, in the first nine months, compared with the same periods last year.   Both periods reflected increased volume-related intermodal purchased services and equipment rents as well as higher locomotive and freight car maintenance expenses.   The increase also reflects the absence of favorable adjustments for equipment bills that benefited 2003.

Conrail rents and services expenses decreased $26 million, or 25%, in the third quarter and $32 million, or 10%, in the first nine months, compared with the same periods last year.   The decline for both periods was primarily due to the Conrail Reorganization, which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense (see Note 2).   NS' share of equity earnings of Conrail post-reorganization is now shown within "Other income - net."   The year-to-date decline also reflected lower expenses related to the Shared Assets Areas.

Depreciation expense increased $22 million in the third quarter and $25 million in the first nine months of 2004, compared with the same periods of 2003, largely as a result of the Conrail Reorganization (see Note 2).   NS recently received the results of a depreciation study from an independent firm of engineers. The results of the study, which were implemented in Sept. 2004, will reduce future depreciation expense by approximately $16 million annually.

Diesel fuel expenses increased $12 million, or 14%, in the third quarter and $28 million, or 10%, in the first nine months, compared with the same periods last year, reflecting higher average prices and higher consumption, the effects of which were partially offset by fuel hedge benefits and an $8 million foreign line fuel credit.   The hedging program produced benefits of $41 million and $90 million in the third quarter and first nine months of 2004, compared with benefits of $11 million and $45 million for the same periods of 2003, respectively.   No new hedges have been entered into since May of 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.   (See Note 4 for the percentage of   estimated future diesel fuel consumption hedged.)   Recently enacted legislation will repeal the 4.3¢ per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1¢ per gallon from Jan. 1, 2005 through June 30, 2005; 2¢ per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3¢ thereafter.   NS consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expense decreased $13 million, or 30%, in the third quarter and $33 million, or 23%, in the first nine months, compared with the same periods last year.   The declines reflected favorable claims development for both loss and damage and personal injury claims.   In addition, the third quarter of 2003 was burdened with unfavorable personal injury claims development.

Other expense increased $2 million, or 4%, in the third quarter, and $13 million, or 8%, in the first nine months, compared with the same periods of last year.   The increases were largely the result of higher property taxes and sales and use tax.

Other Income - Net

Other income - net increased $28 million in the third quarter, but decreased $7 million in the first nine months of 2004, compared with the same periods of 2003.   Both comparisons reflected the gain recognized in the Conrail Reorganization (see Note 2).

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

Provision for Income Taxes

The third-quarter effective income tax rate was 25.8% in 2004, compared with 31.5% last year.   For the first nine months, the effective rate was 28.9% in 2004, compared with 31.5% in 2003.   The declines for both periods were largely the result of increased tax credits from the new synthetic fuel-related investments and the $53 million net noncash gain from the Conrail Reorganization.   Additionally, the 2003 rate was reduced by the favorable resolution of prior years' tax audits.   The synthetic-fuel tax credits are subject to reduction if the average price of oil for a year exceeds a certain amount as determined under the tax laws.   Given current oil market conditions, it is possible that these tax credits could be reduced for 2005.   Such a reduction in tax credits would be accompanied by a reduction in the expenses related to the investments although the net effect would be to reduce the projected returns on the investment.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.2 billion in the first nine months of 2004, compared with $800 million in the first nine months of 2003.   The increase was primarily the result of the $400 million increase in income from railway operations.

Prior to the Conrail Reorganization, a significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") was borrowed back from a PRR subsidiary and, therefore, was a source of cash in "Proceeds from borrowings."   NS' net cash flow from these borrowings amounted to $118 million in the first nine months of 2004 and $174 million for the same period of 2003.

NS' working capital deficit was $316 million at Sept. 30, 2004 , compared with $376 million at Dec. 31, 2003 ..   The improvement reflected an increase in current assets (primarily cash, cash equivalents and accounts receivable) related to increased business volume.   This was offset in part by higher current maturities of long-term debt.   A working capital deficit is not unusual for NS, and the company expects to generate sufficient cash flow from operations to meet its ongoing obligations.

NS currently has the capability to increase the amount of accounts receivable being sold under its revolving sale program to meet its more immediate working capital needs.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $428 million, and the amount of receivables sold ranged from zero to $30 million.   Moreover, NS has a $1 billion credit facility that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.   An early renewal of the credit facility was negotiated during the third quarter, and the new facility will expire in 2009.

Cash used for investing activities was $765 million in the first nine months of 2004, compared with $578 million in the first nine months of 2003.   The increase was principally the result of more capital expenditures ..

NS has commitments to purchase locomotives in the fourth quarter in the amount of approximately $160 million.   It is anticipated that NS will make all of its 2004 capital expenditures with internally generated funds.

Cash used for financing activities was $255 million in the first nine months of 2004, compared with $248 million in the same period of 2003.   Proceeds from borrowings consisted entirely of loans from the PRR subsidiary in both periods (see Note 2).   NS' debt-to-total capitalization ratio was 49.5% at Sept. 30, 2004 , and 50.7% at Dec. 31, 2003 ..

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in the agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements were subsequently negotiated with the Brotherhood of Maintenance of Way Employes, the United Transportation Union, the International Brotherhood of Boilermakers and Blacksmiths, the Transportation Communications International Union, the American Train Dispatchers Association, the Brotherhood of Railroad Signalmen and the Brotherhood of Locomotive Engineers and Trainmen.   These agreements cover approximately 21,500 (or 90%) of NS employees.   The railroads and the International Brotherhood of Electrical Workers agreed to resolve their negotiations through arbitration and a decision is pending.   Agreements have not yet been reached with the International Association of Machinists and Aerospace Workers, the Sheet Metal Workers International Association, the National Conference of Fireman and Oilers, and the International Longshoreman Association.   Negotiations for the next round of bargaining will commence in late 2004.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce, in part, the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program has been to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.   After taking into account the effect of hedging, diesel fuel costs represented 7% of NS' operating expenses for the third quarter of 2004.

However, with fuel prices near historic highs and fuel surcharges being collected under certain tariffs and contracts, NS has not entered into additional hedges since May 2004 .   Consequently, the past pattern of entering into regular monthly swaps may not be indicative of future hedging activity.

As of Sept. 30, 2004 , through swap transactions, NS has hedged approximately 61% of expected 2004 diesel fuel requirements for the remainder of the year, and 36% and 4% of expected requirements for 2005 and 2006, respectively.   The effect of the hedges is to yield an average cost of 84 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease from current diesel fuel prices would reduce NS' asset related to the swaps by approximately $36 million as of Sept. 30, 2004 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

As of Sept. 30, 2004 , NS' debt subject to interest rate fluctuations totaled $587 million.   A 1% increase in short-term interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $1 million and $3 million in the third quarters of 2004 and 2003, respectively, and by $5 million and $7 million for the first nine months of 2004 and 2003, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.   For further information see Note 11.

Surface Transportation Board's Oversight of Conrail

In July 1998, the STB approved the "Conrail Transaction" whereby the assets of Conrail were divded into allocated assets (assets transferred to PRR and NYC and operated by NSR and CSXT, respectively) and Shared Assets Areas (assets retained and operated by CRC for the benefit of NS and CSX).   In approving the Conrail Transaction in 1998, the STB had imposed numerous conditions to ensure that the acquisition of Conrail did not result in any competitive problems.   In addition, the STB established general oversight for 5 years to monitor annually the progress of implementation of the Conrail Transaction and the workings of the various conditions imposed and retained jurisdiction to impose additional conditions, if necessary, to address any harms caused by the Conrail Transaction.   On Oct. 20, 2004 , the STB issued its fifth and final decision arising out of its retention of general oversight jurisdiction.   This decision terminates all further reporting requirements by NS and CSX, with one exception:   that the existing operational monitoring reporting requirements with respect to the Shared Assets Areas remain in place to provide the STB with otherwise unavailable data about Shared Assets Areas operations.   In its decision, the STB also declined to impose any new requirements or constraints on NS, CSX or Conrail and denied all requests for substantive relief by commenting parties.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 22 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of Sept. 30, 2004.   Based on such evaluation, such officers have concluded that, as of Sept. 30, 2004 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first nine months of 2004, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
July 1-31, 2004	--	--	--	--
Aug. 1-31, 2004	4,490 (1)	$27.21	--	--
Sept. 1-30, 2004	1,782 (1)	$28.32	--	--
Total	6,272	$27.52

(1)                 Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

4(k)

Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of 5.257% Notes due 2014 ("Securities") in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation's offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on September 23, 2004.

	4(l)	The Indenture, dated August 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is filed herewith.
4(m)

The First Supplemental Indenture, dated August 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is filed herewith.

10(ee)

Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Corporation's Form 8-K filed on September 2, 2004.

10(ff)

Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Conrail Inc. and Consolidated Rail Corporation, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on September 2, 2004.

10(gg)

Tax Allocation Agreement, dated as of August 27, 2004 , by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on September 2, 2004 ..

10(hh)

Operating Agreement Termination Agreement, dated as of August 27, 2004 , between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation's Form 8-K filed on September 2, 2004 ..

10(ii)

Credit Agreement dated as of August 31, 2004 , between Norfolk Southern Corporation and various lenders, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K/A filed on September 7, 2004 ..

	15	Letter regarding unaudited financial information.
	31	Rule 13a-14(a)/15d-14(a) Certifications
	32	Section 1350 Certifications

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on September 23, 2004, advising that Norfolk Southern Corporation issued $441.5 million aggregate principal amount of its 5.257% Notes due 2014 (the "Securities") in connection with Norfolk Southern Corporation's offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, and attaching as an exhibit the Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association as Trustee.

A report on Form 8-K was filed on September 7, 2004, advising that Norfolk Southern Corporation entered into an agreement establishing a 5-year, $1 billion, unsecured revolving credit facility under which Norfolk Southern Corporation can borrow for general corporate purposes, including to support commercial paper debt, and attaching as an exhibit the Credit Agreement dated as of August 31, 2004, between Norfolk Southern Corporation and various lenders.

A report on Form 8-K/A was filed on September 7, 2004 , amending certain terms of the report on Form 8-K filed on September 7, 2004 , and attaching as an exhibit the Credit Agreement dated as of August 31, 2004 ..

A report on Form 8-K was filed on September 2, 2004, advising that Norfolk Southern Railway Company and its parent Norfolk Southern Corporation entered into two material definitive agreements, terminated a material definitive agreement and acquired assets, all in connection with the restructuring of Conrail, and attaching as an exhibit (1) the Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc.; (2) Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Conrail Inc. and Consolidated Rail Corporation; (3) Tax Allocation Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC; (4) Operating Agreement Termination Agreement, dated as of August 27, 2004, between Pennsylvania Lines LLC and Norfolk Southern Railway Company; and (5) Norfolk Southern Railway Company and CSX Transportation, Inc. Joint Press Release, dated August 30, 2004.

A report on Form 8-K was filed on August 17, 2004, advising that Norfolk Southern Corporation commenced an offer to exchange new unsecured Norfolk Southern debt securities for certain of its existing unsecured debt securities, and attaching as an exhibit the related press release.

A report on Form 8-K was furnished on July 28, 2004, reporting second quarter 2004 results, and attaching as an exhibit the related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 28, 2004	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Oct. 28, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

4(l)	The Indenture, dated August 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee.

4(m)

The First Supplemental Indenture, dated August 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million.

15	Letter regarding unaudited interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications