Form 10-K
period 2004-12-31
NORFOLK SOUTHERN CORP
filed 2005-03-02
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            (   )

The number of shares outstanding of each of the registrant's classes of common stock, as of Jan. 31, 2005 : 400,276,939 excluding 20,907,125 shares held by registrant's consolidated subsidiaries).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2004 was $10,440,582,263 (based on the closing price as quoted on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	1. Business	K3
	2. Properties	K3
	3. Legal Proceedings	K11
	4. Submission of Matters to a Vote of Security Holders	K11
Executive Officers of the Registrant

Part II.	5. Market for Registrant's Common Equity and Related Stockholders Matters	K14
	6. Selected Financial Data	K15
7. Management's Discussion and Analysis of Financial Condition and Results
	of Operations	K17
	7A. Quantitative and Qualitative Disclosures About Market Risk	K36
	8. Financial Statements and Supplementary Data	K37
9. Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	K77
	9A. Controls and Procedures	K77

Part III.	10. Directors and Executive Officers of the Registrant	K78
	11. Executive Compensation	K78
12. Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	K78
	13. Certain Relationships and Related Transactions	K81
	14. Principal Accountant Fees and Services	K81

Part IV.	15. Exhibits, Financial Statement Schedule and Reports on Form 8-K	K82
Index to Consolidated Financial Statement Schedule

	Power of Attorney	K90

	Signatures	K90

	Exhibit Index	K93

K2

PART I

Norfolk Southern Corporation and Subsidiaries (NS)

Item 1.   Business.   and Item 2.   Properties ..

GENERAL -  Norfolk Southern Corporation ( Norfolk Southern) was incorporated on July 23, 1980 , under the laws of the Commonwealth of Virginia ..   On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission (ICC) (now the Surface Transportation Board [STB]).

Effective Dec. 31, 1990 , Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).   Effective Sept. 1, 1998 , NW was merged with and into Norfolk Southern Railway.   As of Dec. 31, 2004 , all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation Inc. (CSXT).   On June 1, 1999 , NSR and CSXT, began operating separate portions of Conrail’s rail routes and assets.   As described below, on August 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail.

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

Unless otherwise indicated, Norfolk Southern and its subsidiaries are referred to collectively as NS.

CONRAIL CORPORATE REORGANIZATION – On August 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSX Transportation, Inc. (CSXT) of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Corporate Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Corporate Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the STB.   In connection with the Conrail Corporate Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.   As a part of the Conrail Corporate Reorganization, Conrail restructured its existing

K3

unsecured and secured public indebtedness, with the consent of Conrail’s debtholders ..   See Note 2 to the Consolidated Financial Statements.

RAILROAD OPERATIONS –  As of Dec. 31, 2004 , NS’ railroads operated approximately 21,300 miles of road.   The miles operated, which includes leased lines between Cincinnati , Ohio , and Chattanooga , Tennessee , and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of Dec. 31, 2004

			Passing
			Track,
	Miles of Road	Second and Other Main Track	Crossovers and Turnouts	Way and Yard Switching	Total

Owned	16,389	2,808	2,095	8,632	29,924
Operated under lease,
contract or trackage rights	4,947	1,978	417	969	8,311
Total	21,336	4,786	2,512	9,601	38,235

NS' railroads carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest and via interchange with other rail carriers, to and from the rest of the United States and parts of Canada ..   They also transport overseas freight through several Atlantic and Gulf Coast ports.   Atlantic ports served by NS include: the Ports of New York/New Jersey; Philadelphia, Pennsylvania/ Camden, New Jersey; Baltimore, Maryland; Wilmington, Delaware; Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida.   Gulf Coast ports served include Mobile , Alabama and New Orleans , Louisiana ..

The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest ..   Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system.   In addition, haulage arrangements with connecting carriers allow NS' railroads to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve southern and eastern Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and haulage provided by The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection in Dallas, Texas with the Burlington Northern and Santa Fe Railway Company.   Service is provided to New England , including the Port of Boston , via haulage, trackage rights and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries.   The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia , eastern Kentucky , southern and northern West Virginia and western Pennsylvania ), distribution centers, transload facilities and other businesses located in smaller communities in its service area.   The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh ); Chicago to Jacksonville (via Cincinnati , Chattanooga and Atlanta ); Appalachian coal fields of Virginia , West Virginia and Kentucky to Norfolk , Virginia and Sandusky , Ohio ; Cleveland to Kansas City ; and Knoxville to Chattanooga ..   Chicago, Memphis, Sidney/Salem, Illinois, New Orleans, Kansas City, Buffalo, St. Louis and Meridian, MS, are major gateways for interterritorial system traffic.

K4

Triple Crown Operations  – Triple Crown Services Company (TCSC), NS’ intermodal subsidiary, offers door-to-door intermodal service using RoadRailer ® equipment and domestic containers.   RoadRailer ® units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives.   TCSC provides intermodal service in major traffic corridors, including those between the Midwest and the Northeast, the Midwest and the Southeast, and the Midwest and Texas ..

The following table sets forth certain statistics relating to NS railroads' operations for the past 5 years:

Rail Operating Statistics

	Year Ended Dec. 31,
	2004	2003	2002	2001	2000

Revenue ton miles (billions)	198	183	179	182	197
Freight train miles traveled (millions)	77.7	73.9	72.6	70.0	74.4
Revenue per ton mile	$0.0369	$0.0353	$0.0350	$0.0339	$0.0312
Revenue ton miles per
man-hour worked	3,347	3,111	3,067	3,023	2,888
Percentage ratio of railway operating
expenses to railway operating revenues	76.7%	83.5%[1]	81.5%	83.7%	89.7%[2]

1 Includes $107 million of costs for a voluntary separation program, which added 1.6 percentage points to the ratio.

2 Includes $165 million of costs for early retirement and separation programs, which added 2.7 percentage points to the ratio.

RAILWAY OPERATING REVENUES -  NS' total railway operating revenues were $7.3 billion in 2004.   See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues.   The railroads handled a total of 181 million tons in 2004, most of which originated on NS' lines in West Virginia , Virginia , Pennsylvania and Kentucky ..   Revenues from coal, coke and iron ore accounted for about 24% of NS' total railway operating revenues in 2004.

Total coal handled through all system ports in 2004 was 38 million tons.   Of this total, 13 million tons (including coastwise traffic) moved through Norfolk , Virginia , 4 million tons moved through the Baltimore Terminal, 14 million tons moved to various docks on the Ohio River , and 7 million tons moved to various Lake Erie ports.   Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River ..

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL MERCHANDISE TRAFFIC  -  General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto

K5

parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota ..   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper and clay.

In 2004, 141 million tons of general merchandise freight, or approximately 67% of total general merchandise tonnage handled by NS, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS-received traffic included Chicago , Memphis , New Orleans , Cincinnati , Kansas City, Detroit , Hagerstown , St. Louis/East St. Louis and Louisville ..   General merchandise carloads handled in 2004 were 2.9 million, the revenue from which accounted for 55% of NS’ total railway operating revenues in 2004.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management's Discussion and Analysis.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer ® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2004 were 2.9 million, the revenues from which accounted for 21% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

FREIGHT RATES -  In 2004, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.   Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.   However, in 2004 there were significant coal movements moving under common carrier (tariff) rates that had previously moved under rates contained in transportation contracts.   Beginning Jan. 1, 2002, coal moving to Duke Energy's (Duke) Belew's Creek, Allen, Buck and Dan River generating stations moved under common carrier rates and beginning April 1, 2002, coal moving to Carolina Power and Light's (CP&L) Hyco and Mayo plants moved under common carrier rates.   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS’ tariff rates for the transportation of coal were unreasonable.   On October 20, 2004 , in a consolidated decision the STB found NS’ rates to be reasonable in both cases.   At the STB’s invitation, Duke and CP&L have each initiated proceedings to determine whether phasing constraints should apply.   Although management has made an estimate of the ultimate resolution of these cases, the uncertainty of future developments in the Duke case and( or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   See the discussion of the rate cases in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 2004, NS' railroads were found by the STB not to be “revenue adequate” based on results for the year 2003.   A railroad is “revenue adequate” under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to a statutory requirement and does not adversely impact NS' liquidity or capital resources.

K6

PASSENGER OPERATIONS -  Regularly scheduled passenger trains are operated by Amtrak on NS' lines between Alexandria and New Orleans , between Greensboro and Selma , North Carolina , between Chicago , Illinois , and Detroit , Michigan , and between Chicago and Harrisburg , Pennsylvania ..   Commuter trains are operated on the NS line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia ..   NS also leases the Chicago to Manhattan , Illinois , line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois.   NS operates lines on which Amtrak conducts regularly scheduled passenger operations.   In addition, NS provides freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company and Maryland DOT.   Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas.

NONCARRIER OPERATIONS -  NS' noncarrier subsidiaries engage principally in the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.   In 2004, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

RAILWAY PROPERTY

The NS railroad system extends across 22 states, the District of Columbia and portions of Canada ..   The railroad infrastructure makes the company very capital intensive with total property of approximately $21 billion.

Capital Expenditures - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2004	2003	2002	2001	2000
	($ in millions)
Road	$607	$495	$519	$505	$557
Equipment	429	218	174	233	146
Other property	5	7	2	8	28
Total	$1,041	$720	$695	$746	$731

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.   For 2005, NS has budgeted $938 million of capital spending.   See the discussion following “Cash used for investing activities,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

K7

Equipment - As of Dec. 31, 2004 , NS owned or leased the following units of equipment:

Number of Units

				Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,323	151	3,474	11,902,650
Switching	207	--	207	303,700
Auxiliary units	74	--	74	--
Total locomotives	3,604	151	3,755	12,206,350

Freight cars:				(Tons)
Hopper	19,911	822	20,733	2,183,236
Box	18,712	2,175	20,887	1,641,530
Covered hopper	9,399	2,678	12,077	1,316,489
Gondola	30,300	8,010	38,310	4,093,691
Flat	2,928	1,342	4,270	328,376
Caboose	251	--	251	--
Other	3,701	--	3,701	184,599
Total freight cars	85,202	15,027	100,229	9,747,921

Other:
Work equipment	5,612	3	5,615
Vehicles	4,761	--	4,761
Highway trailers and
containers	877	9,987	10,864
RoadRailer ®	6,498	--	6,498
Miscellaneous	1,546	16,256	17,802
Total other	19,294	26,246	45,540

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes 18 locomotives and 6,813 freight cars leased from CRC.

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2004 ..

	Year Built
						1993-	1988-	1987 &
	2004	2003	2002	2001	2000	1999	1992	Before

Total

Locomotives:
No. of units	207	100	-- *	160	200	920	344	1,673	3,604
% of fleet	6%	3%	--%	4%	6%	25%	10%	46%	100%

Freight cars:
No. of units	--	--	--	44	112	10,741	6,310	67,995	85,202
% of fleet	--%	--%	--%	--%	--%	13%	7%	80%	100%

             * Fifty of the locomotives built in 2001 were purchased in 2002.

K8

As of Dec. 31, 2004 , the average age of the locomotive fleet was 16.8 years.   During 2004, 50 locomotives, the average age of which was 22.9 years, were retired.   The average age of the freight car fleet at Dec. 31, 2004 , was 27.6 years.   Between 1988 and 2000, about 29,000 coal cars were  rebodied ..   As a result, the remaining servicibility of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.   During 2004, 1,829 freight cars were retired.

	Annual Average Bad Order Ratio
	2004	2003	2002	2001	2000

Freight cars:
NS Rail	7.4%	7.4%	8.1%	6.9%	5.7%
Locomotives:
NS Rail	6.3%	6.2%	6.3%	5.8%	5.5%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.   The freight car bad order ratio rose in 2000, 2001 and 2002 as a result of decreased maintenance activity.   The decline in 2003 reflected an increase in maintenance activity as well as the retirement of unserviceable units.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.   The elevated ratio through 2004 reflected units out of service related to the resumption of maintenance and modification activities.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $930 million as of Dec. 31, 2004 , and $910 million at Dec. 31, 2003 ..

Track Maintenance - Of the approximately 38,200 total miles of track operated, NS had responsibility for maintaining about 31,000 miles of track with the remainder being operated under trackage rights.   Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 141 pounds per yard.   Approximately 40% of NS lines carried 20 million or more gross tons per track mile.

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2004	2003	2002	2001	2000

Track miles of rail installed	246	233	235	254	390
Miles of track surfaced	5,055	5,105	5,270	3,836	3,687
New crossties installed (millions)	2.5	2.8	2.8	1.5	1.5

Microwave System - The NS microwave system, consisting of approximately 7,400 radio route miles, 423 core stations, 14 secondary stations and 5 passive repeater stations, provides communications between most operating locations.   The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

Traffic Control - Of the approximately 16,400 route miles owned by NS, 11,052 miles are signalized, including 8,030 miles of centralized traffic control (CTC) and 3,022 miles of automatic block signals.

K9

Of the 8,030 miles of CTC, 2,565 miles are controlled by data radio originating at 197 base station radio sites.

Computers -  A computer network consisting of a centralized data center in Atlanta , Georgia , and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations.   Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.   Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.   In addition, the computer systems are utilized to assist management in the performance of a variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

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

EMPLOYEES -  NS employed an average of 28,475 employees in 2004, compared with an average of 28,753 employees in 2003.   The approximate average cost per employee during 2004 was $59,000 in wages and $28,000 in employee benefits.

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

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail Act of 1980, has continued.   Significant exemptions are TOFC/COFC (i.e., “piggyback”) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well.   About 75% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2005 to re-subject the rail industry to unwarranted federal economic regulation.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS will oppose efforts to reimpose unwarranted economic regulation.

COMPETITION -  There is continuing strong competition among rail, water and highway carriers.   Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company.   Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery and consumer products.   Even for raw materials, semifinished goods and work-in-

K10

process , users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

NS’ primary rail competitor is the CSX system; both operate throughout much of the same territory.   Other railroads also operate in parts of the territory.   NS also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage.

Certain marketing strategies among railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3.   Legal Proceedings ..

None.

Item 4.   Submission of Matters to a Vote of Security Holders ..

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

K11

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.   Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.   There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.   The following table sets forth certain information, as of February 1, 2005 , relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

David R. Goode, 64,	Present position since October 1, 2004 ..
Chairman and	Served as Chairman, President and Chief Executive
Chief Executive Officer	Officer since 1992.

Charles W. Moorman, 52,	Present position since October 1, 2004.
President	Served as Senior Vice President – Corporate Planning and
Services from December 1, 2003 to October 1, 2004;
Senior Vice President, Corporate Services from February 1,
2003 to December 1, 2003; also served as President
Thoroughbred Technology and Telecommunications, Inc.
since October 1999 and prior thereto was Vice President
Information Technology.

L. I. Prillaman , 61,	Present position since August 1998.
Vice Chairman and
Chief Marketing Officer

Stephen C. Tobias, 60,	Present position since August 1998.
Vice Chairman and
Chief Operating Officer

Henry C. Wolf, 62,	Present position since August 1998.
Vice Chairman and
Chief Financial Officer

James A. Hixon, 51,	Present position since October 1, 2004.
Executive Vice President	Served as Senior Vice President Legal and Government Affairs
Finance and Public Affairs	from December 1, 2003 to October 1, 2004; Senior Vice
Administration from February 2001 to December 1, 2003;
Senior Vice President Employee Relations from
November 1999 to February 2001 and prior thereto was
Vice President Taxation.

Mark D. Manion , 52,	Present position since October 1, 2004.
Executive Vice President	Served as Senior Vice President Transportation Operations
Operations	from December 1, 2003 to October 1, 2004; Vice President
Transportation Services and Mechanical from February 2001
to December 1, 2003 and prior thereto was Vice President
Mechanical.

K12

Kathryn B. McQuade, 48,	Present position since October 1, 2004.
Executive Vice President	Served as Senior Vice President Finance from December 1,
Planning and Chief Information	2003 to October 1, 2004; Senior Vice President Financial
Officer	Planning from April 2000 to December 1, 2003 and prior
thereto was Vice President Financial Planning.

John P. Rathbone , 53,	Present position since October 1, 2004.
Executive Vice President	Served as Senior Vice President Administration from
Administration	December 1, 2003 to October 1, 2004; Senior Vice President
and Controller from April 2000 to December 1, 2003 and prior thereto was Vice President and Controller.

Donald W. Seale, 52,	Present position since October 1, 2004.
Executive Vice President	Served as Senior Vice President Marketing Services from
Sales and Marketing	December 1, 2003 to October 1, 2004 and prior thereto was
Senior Vice President Merchandise Marketing.

Henry D. Light, 64,	Present position since January 2002.
Senior Vice President Law	Served as Vice President Law from April 2000 to January 2002, and prior thereto was General Counsel Operations.

Dan iel D. Smith, 52,	Present position since December 1, 2003.
Senior Vice President	Served as President NS Development from February 2001 to
Energy and Properties	December 1, 2003 and prior thereto was President
Pocahontas Land Corporation.

James A. Squires, 43,	Present position since October 1, 2004.
Senior Vice President Law	Served as Vice President Law from December 1, 2003 to
October 1, 2004; Senior General Counsel from February 2002
to December 1, 2003 and prior thereto was General Counsel.

Marta R. Stewart , 47,	Present position since December 1, 2003.
Vice President and Controller	Prior thereto was Assistant Vice President Corporate Accounting.

K13

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 51,032 stockholders of record as of Dec. 31, 2004, is traded on the New York Stock Exchange with the symbol NSC.   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2004 and 2003.

Quarter

2004	1st	2nd	3rd	4th
Market price
High	$24.06	$26.60	$29.79	$36.69
Low	20.38	21.54	24.77	29.88
Dividends per share	$0.08	$0.08	$0.10	$0.10

2003
Market price
High	$20.89	$22.39	$20.20	$24.62
Low	17.35	18.31	18.00	18.32
Dividends per share	$0.07	$0.07	$0.08	$0.08

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Oct. 1-31, 2004	--	--	--	--
Nov. 1-30, 2004	3,503(1)	$34.86	--	--
Dec. 1-31, 2004	4,732(1)	$35.23	--	--
Total	8,235	$35.07

(1)                 Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

K14

Item 6.   Selected Financial Data ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW 2000-2004

	2004 [1]	2003[2]	2002	2001	2000[6]
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS

Railway operating revenues	$7,312	$6,468	$6,270	$6,170	$6,159
Railway operating expenses	5,610	5,404	5,112	5,163	5,526
Income from railway operations	1,702	1,064	1,158	1,007	633

Other income – net	89	19	66	99	168
Interest expense on debt	489	497	518	553	551
Income from continuing operations before income taxes and accounting changes	1,302	586	706	553	250

Provision for income taxes	379	175	246	191	78
Income from continuing operations before accounting
changes	923	411	460	362	172

Discontinued operations[3]	--	10	--	13	--
Cumulative effect of changes in accounting principles, net of taxes[4]	--	114	--	--	--
Net income	$923	$535	$460	$375	$172

PER SHARE DATA

Income from continuing operations before accounting changes – basic	$2.34	$1.05	$1.18	$0.94	$0.45
– diluted	$2.31	$1.05	$1.18	$0.94	$0.45
Net income – basic	$2.34	$1.37	$1.18	$0.97	$0.45
– diluted	$2.31	$1.37	$1.18	$0.97	$0.45
Dividends	$0.36	$0.30	$0.26	$0.24	$0.80
Stockholders' equity at year end	$19.95	$17.83	$16.71	$15.78	$15.16

FINANCIAL POSITION

Total assets	$24,750	$20,596	$19,956	$19,418	$18,976
Total long-term debt, including
current maturities[5]	$7,525	$7,160	$7,364	$7,632	$7,636
Stockholders' equity	$7,990	$6,976	$6,500	$6,090	$5,824

OTHER

Capital expenditures	$1,041	$720	$695	$746	$731

Average number of shares outstanding (thousands)	394,201	389,788	388,213	385,158	383,358
Number of stockholders at year end	51,032	52,091	51,418	53,042	53,194
Average number of employees:
Rail	28,057	28,363	28,587	30,510	33,344
Nonrail	418	390	383	384	394
Total	28,475	28,753	28,970	30,894	33,738
K15
[1]	2004 other income – net includes a $53 million net gain from the Conrail Corporate Reorganization. This gain increased net income by $53 million or 13 cents per diluted share.
[2]

2003 operating expenses include a $107 million charge for a voluntary separation program.   Other income – net includes an $84 million charge to recognize the impaired value of certain telecommunications assets.   These charges reduced net income by $119 million, or 30 cents per diluted share.

[3]

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

[4]

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

[5]	Excludes notes payable to Conrail of $716 million in 2003, $513 million in 2002, $301 million in 2001, and $51 million in 2000.
[6]	2000 operating expenses include $165 million in work force reduction costs for early retirement and separation programs. These costs reduced net income by $101 million or 26 cents per diluted share.
See accompanying Consolidated Financial Statements and notes thereto.

K16

Item 7 ..   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

NS’ results in 2004 reflect substantial increases in traffic volumes as the U.S. economy recovered and demand for transportation grew.   The U.S. economy grew an estimated 4.4%, and the manufacturing sector expanded throughout the year.   The higher demand, coupled with the combination of trucking capacity constraints and the continuing fluidity of the NS network resulted in a substantial increase in volume and revenues.   Carloadings were up 603,000 units, or 9%, in 2004 driven by intermodal , metals and construction, and coal, which together accounted for 95% of this increase, and revenues increased $844 million, or 13%.   Improved performance and service levels allowed NS to meet increased demand and led to the ability to raise rates in response to market demand.   The fluidity and efficiency of NS’ system enabled it to handle the record levels of traffic volume and control expenses.   Operating expenses grew less than the 9% increase in carloadings , and the operating ratio, a measure of the amount of operating revenues consumed by operating expenses, improved to 76.7% in 2004.

Looking ahead NS expects business levels to continue to grow in 2005 but at a more modest pace than seen in 2004.

SUMMARIZED RESULTS OF OPERATIONS

2004 Compared with 2003

Net income was $923 million, or $2.31 per diluted share, in 2004, up $388 million, or 73%, compared with net income of $535 million, or $1.37 per diluted share, in 2003.   Results in 2003 included a $10 million, or 3 cents per share, gain from discontinued operations (see Note 17) and a $114 million, or 29 cents per share, benefit related to the cumulative effect of changes in accounting principles (see Note 1).   Income from continuing operations before accounting changes was $923 million, or $2.31 per diluted share, in 2004, compared with $411 million, or $1.05 per diluted share, in 2003.   The increase in 2004 was the result of higher income from railway operations and also included a $53 million net noncash gain from the Conrail Corporate Reorganization   reported in “Other income – net” (see Notes 2 and 3).   In addition, the comparisons were affected by the costs of a voluntary separation program (see Note 11) and the impairment of certain telecommunications assets (see Note 6), which combined to reduce income by $119 million, or 30 cents per diluted share, in 2003.

2003 Compared with 2002

Net income was $535 million, or $1.37 per diluted share, in 2003, up $75 million, or 16%.   Income from continuing operations before accounting changes was $411 million, or $1.05 per diluted share, down $49 million, or 11%, compared with 2002, reflecting higher compensation and benefits costs, which included the costs of the voluntary separation program, and lower nonoperating income that reflected the impairment of the telecommunications assets.

K17

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $7.3 billion in 2004, $6.5 billion in 2003 and $6.3 billion in 2002.   The following table presents a three-year comparison of revenues, volume and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	($ in millions)			(in thousands)			($ per unit)

Coal	$1,728	$1,500	$1,441	1,691	1,615	1,610	$1,022	$929	$895
General merchandise:
Automotive	954	936	961	635	645	662	1,503	1,450	1,450
Chemicals	864	772	755	448	426	423	1,927	1,815	1,783
Metals/construction	818	699	692	781	710	716	1,048	984	966
Agr ../cons. prod./ govt ..	727	688	637	569	556	518	1,278	1,238	1,231
Paper/clay/forest	684	634	603	449	443	438	1,524	1,431	1,378
General merchandise	4,047	3,729	3,648	2,882	2,780	2,757	1,404	1,341	1,323

Intermodal	1,537	1,239	1,181	2,891	2,466	2,354	531	502	502

Total	$7,312	$6,468	$6,270	7,464	6,861	6,721	$980	$943	$933

In 2004, revenues increased $844 million, or 13%, reflecting a $318 million, or 9%, rise in general merchandise revenues, a $298 million, or 24%, increase in intermodal revenues and a $228 million, or 15%, improvement in coal revenues.   All general merchandise market groups except automotive posted volume increases over 2003.   As shown in the following table, the revenue improvement was the result of higher traffic volumes and increased average revenues.   The favorable revenue per unit/mix variance was driven by higher average revenue per unit that reflected higher rates and increased fuel surcharges, offset in part by the effects of a 17% increase in lower-priced intermodal traffic volume.

Revenue Variance Analysis

Increases (Decreases)

	2004 vs. 2003	2003 vs. 2002
	($ in millions)

Volume	$569	$131
Revenue per unit/mix	275	67
Total	$844	$198

In 2003, revenues increased 3%, reflecting a 2% rise in general merchandise revenues, a 4% improvement in coal revenues, and a 5% increase in intermodal revenues.   All but automotive within the general merchandise market group posted revenue increases over 2002.   Most of the revenue improvement was the result of higher traffic volumes.   The favorable revenue per unit/mix variance was driven by higher average revenue per unit, offset in part by the effects of unfavorable changes in the mix of traffic, particularly a 5% increase in intermodal traffic volume.

Beginning March 1, 2004 , NS modified its fuel surcharge program for its merchandise and coal traffic.   The fuel surcharge program in effect until that time applied a 2% fuel surcharge to line haul freight charges when the West Texas Intermediate (WTI) crude oil price, as published in the Wall Street Journal, exceeded $28.00 per barrel for 30 consecutive business days.   For each $5.00 per barrel increase, an

K18

additional 2% fuel surcharge applied.   The revised fuel surcharge is based on the monthly average price of WTI crude oil.   Line haul freight charges are adjusted by 0.4% for every dollar the average price exceeds $23 per barrel in the second calendar month prior to the month in which the fuel surcharge is applied.   The modification in the fuel surcharge program causes the amount charged to more closely reflect fuel price fluctuations in today’s volatile market.   Higher average WTI crude oil prices resulted in an increase in fuel surcharges in 2004; however, this was offset by the effect of higher prices for diesel fuel (excluding hedge benefits).

COAL revenues increased $228 million, or 15%, versus 2003.   Traffic volume (carloads) increased 5% primarily due to higher export, utility and metallurgical coal volumes, which offset declines in coke and iron ore.   Revenue per unit increased 10%, reflecting higher rates, fuel surcharges, a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of short haul traffic) and improved loading productivity (increased tons per car).   Coal, coke and iron ore revenues represented 24% of total railway operating revenues in 2004, and 83% of NS’ coal shipments originated on lines it operates.

NS is involved in rate cases with two of its utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L).   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS’ tariff rates for the transportation of coal were unreasonable.   On Oct. 20, 2004 , in a consolidated decision, the STB found NS’ rates to be reasonable in both cases.   At the STB’s invitation, Duke and CP&L each initiated proceedings to determine whether phasing constraints should apply.   As the STB has explained, the phasing constraint is an independent constraint relating not to the reasonableness of a rate, but to the reasonableness of collecting it immediately.   The Interstate Commerce Commission (the predecessor to the STB) had previously issued guidelines for phasing.   These guidelines indicate that phasing of a rate increase will only be required where the party seeking such relief demonstrates the need for it with specificity.   In balancing the equities of the particular phasing request, the STB will consider factors including the requirements of the railroads, the magnitude of the proposed increase, the magnitude of past increases, the dependence of the utility on coal, the economic conditions in the final destination market and the economic conditions in the coal supply area.

The phasing constraint has never been invoked by a complainant utility in a rate case, and the STB has never applied it.   Therefore, it is unknown how the STB would balance the above factors, whether it would find the phasing constraint applicable, and if it did, whether phasing would be ordered retroactively or prospectively or both.   Additionally, Duke and CP&L have appealed the October 2004 STB decision on reconsideration to the D.C. Circuit Court of Appeals.   Although management has made an estimate of the ultimate resolution of these cases, due to these uncertainties, future developments in the Duke case and(or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   Over the long term, management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

Coal carloads were flat in 2003 while revenues increased 4% versus 2002.   Revenue per unit increased 4%, reflecting favorable developments in 2003 of the coal rate reasonableness proceedings before the STB, as well as increases resulting from more longer haul business and loading productivity improvements that led to more tons per car.   Coal, coke and iron ore revenues represented 23% of total railway operating revenues in 2003, and 86% of NS’ coal shipments originated on lines it operates.

K19

Total Coal, Coke and Iron Ore Carloads

	2004	2003	2002
	(Cars in thousands)

Utility	1,222.4	1,188.5	1,175.0
Export	157.0	116.5	108.8
Domestic metallurgical	214.0	213.8	228.1
Industrial	97.4	95.8	97.7
Total	1,690.8	1,614.6	1,609.6

Utility coal volume increased 3%, compared to 2003, as electricity production was up almost 2% in NS’ service region responding to higher demand driven by a rebounding U.S. economy.   Utilities increased burn to meet the heavier electricity demand and a new rail unloading facility began operating in April 2004 at a northern utility.   Utility coal stockpiles were below target levels across NS’ service area due in part to the increased demand for coal-fired electric generation.   Increased demand for Eastern U.S. coal prompted some customers to ship coals from non-traditional coal fields in Wyoming and Colorado in addition to more imported coal.   In response, Appalachian coal production increased slightly in 2004 following declines in 2003 and 2002.

For 2003, utility coal volume increased 1%, compared to 2002, primarily due to a 6% gain in tonnage moving to the Northeast.   These gains were led by a full year’s operation of two projects completed in 2002 that captured traffic from truck and barge.   In the first quarter of 2003, higher natural gas prices and colder temperatures caused coal-fired generating stations to run near capacity in the Northeast, reducing the high stockpiles that were carried forward from 2002.   However, the mild temperatures through the remainder of the year diminished seasonal demand for coal.   Volumes to utilities in the South decreased 4% due to milder weather and extended power plant outages for the installation of environmental emission-control technology.

The outlook for utility coal remains positive.   The continued growth in demand for electricity and lower-than-targeted coal stockpiles at the utilities should support increased coal carloads in 2005.   Domestic western origin and imported coals are expected to continue to be an important source of additional coal supply to overcome the supply imbalance created by increased utility demand and the supply constraints of traditional coal sources.   Natural gas prices are expected to remain higher and more volatile than coal energy prices.   As always, demand will be influenced by the weather.

A number of evolving environmental issues remain that have the potential to affect the utility coal market, depending upon their outcome.   These include a national energy policy, proposed multi-emissions legislation, mercury emissions standards, new source review and ongoing efforts at addressing climate change.   Certain utilities have chosen to add emissions control technologies to their electric generating units in advance of governmental requirements and are advancing their plans to more fully utilize their existing coal-fired power plants.

Export coal volume increased 35% in 2004, compared to 2003, due to sustained strong global demand for high quality metallurgical coal and China ’s continued growing consumption of coal for steel production and electricity generation.   The devaluation of the dollar resulted in lower U.S. coal prices relative to Australian and Canadian coal prices which made U.S. coals more economical in traditional European markets.   In addition, ocean vessel rates continued to favor U.S. coals.   Volume through Baltimore and Norfolk increased dramatically.   Baltimore was up approximately 24,000 carloads, or

K20

159%, and Norfolk was up approximately 16,000 carloads, or 16%.   However, U.S. exports in 2004 were constrained by the tight coal supply from Eastern coal mines.

Export coal volume increased 7% in 2003, compared to 2002.   Export coal through Norfolk , primarily metallurgical coal, increased by 24% in 2003, benefiting from a decline in exports from China ..   Strong steel production in China shifted Chinese exports of metallurgical coal to its own domestic consumption.   Also, ocean freight rates were at an all time high.   Spot vessel rates from Australia to Europe more than tripled, while transatlantic rates increased less dramatically.   The combination of the gap in ocean freight rates and the shorter sailing times gave the U.S. a competitive advantage in European markets.   Lastly, the decline in the value of the dollar against the Euro and Australian Dollar also increased demand for U.S. metallurgical coal abroad.   Coal exported through Baltimore , primarily steam coal, declined 41% due to strong domestic demand for utility coal.

Export coal volume for 2005 is expected to continue to show improvement with strong international demand for metallurgical coal, in addition to a weaker dollar and higher shipping costs making U.S. coal more competitive.

Domestic metallurgical coal, coke and iron ore volume was flat in 2004, when compared with 2003.   Metallurgical coal volume was up 12%.   However, this was offset by declines in domestic coke and iron ore volumes, principally due to reduced production at an NS-served producer.

Domestic metallurgical coal, coke and iron ore volumes decreased 6% in 2003, when compared to 2002, due to the temporary closing of a large mine that produced low-volatile coal, the continuing consolidation of the steel industry, and fewer blast furnaces operating than in the past.

Demand for domestic metallurgical coal, coke and iron ore is expected to improve in 2005.   Blast furnaces are expected to run near capacity as domestic demand for metallurgical coal continues to grow.

Other coal volumes increased 2% versus 2003, primarily due to new business and the recovery of the U.S. economy.   In 2003, steam coal shipped to manufacturing plants finished the year down 2% when compared to 2002.

GENERAL MERCHANDISE traffic volume increased 4% in 2004 compared to 2003, and revenues increased 9%, principally due to improved volumes in all but the automotive business group, higher average revenues across all business groups and increased fuel surcharges.   In 2003, general merchandise traffic volume increased 1% compared to 2002, and revenues increased 2%, principally due to higher average revenues in most business groups and higher agriculture traffic volume.

Automotive traffic volume decreased 2% in 2004 compared to 2003, primarily due to reduced automotive production at Ford and GM, partially offset by increased production at Toyota and Honda.   In contrast, revenues increased 2%, reflecting pricing improvements and fuel surcharge increases.

In 2003, automotive traffic volume and revenues decreased 3% compared to 2002, principally due to reduced vehicle production.

For 2005, automotive revenues are expected to increase, supported by a projected 2% rise in light vehicle production and volume from two plants that opened late in 2004.

Chemicals traffic volume increased 5% and revenues increased 12% in 2004, compared with 2003, reflecting manufacturers’ increased demand across all chemical business groups.   Feedstocks and plastic shipments were up as inventories were restocked in anticipation of higher product prices related to

K21

increased natural gas costs and new propane and asphalt terminals in the Southeast added carloads.   Revenue per unit reflected higher prices to meet market conditions and fuel surcharges.

Chemicals traffic volume increased 1% and revenue increased 2% in 2003 compared to 2002.   Traffic volume benefited from higher shipments of industrial intermediates, petroleum and environmental products, and plastics.   Also contributing to 2003 growth, approximately 2,000 annual carloads of new traffic were diverted from the waterways and highways.   Revenue per unit reflected improved pricing to meet market conditions, as well as favorable changes in mix.

Chemical volume is expected to grow in 2005, with several propane and plastic plant expansions planned and the continued strengthening of the economy.   However, volume could be adversely affected by the price of natural gas and crude oil, which accounts for more than 50% of the cost of most chemical products and presents a significant competitive challenge that could cause domestic chemical producers to move production overseas.

Metals and construction traffic volume increased 10% and revenue increased 17% in 2004 compared with 2003.   The improvement was primarily due to increased production at NS-served integrated mills and mini-mills, the conversion of truck business to rail resulting from a shortage of flatbed trucks as well as higher scrap metal volumes resulting from expanded alliances with key scrap metal shippers and access to new scrap processors and steel mills.   Construction traffic volume benefited from increased residential, commercial and highway construction.

In 2003, metals and construction traffic volume decreased 1%, but revenues increased 1% compared with 2002.   The decline in volume resulted from reduced metals volume (mostly iron and steel), offset in part by higher construction traffic.   Revenue per unit improved 2%, reflecting favorable pricing and traffic mix changes.

The outlook for 2005 remains strong for iron and steel markets with new import slab business and growth in plate, structural, bar/rod and steel rail for both integrated mills and mini-mills.   Construction traffic volume is expected to reflect continued strength in residential and commercial construction.

Agriculture, consumer products and government traffic volume increased 2% and revenue increased 6% in 2004 compared with 2003, driven by ethanol and fertilizer shipments.   Ethanol traffic increased 59% primarily due to the opening of the Northeast market to ethanol as a gasoline additive.   Fertilizer was up 7% year-over-year , reflecting higher domestic shipments to industrial customers and increased exports of phosphates, principally to China ..   Revenue per unit improved 3% as a result of changes in traffic mix such as increased ethanol traffic and more long haul feed shipments as well as higher prices.

In 2003, agriculture, consumer products and government traffic volume increased 7% and revenues increased 8% compared with 2002.   Commodities contributing most to these increases were corn, fertilizer, military, sweeteners and wheat.   Only feed, food products and beverages showed a slight decrease.   Corn shipments increased 4% in 2003 and revenue was up 8%.   Due to the drought of 2002, which caused a depletion of inventories, there was a significant increase in demand for corn to Southeast feed mill customers and poultry producers in eastern Pennsylvania , Maryland , and Delaware , resulting in long haul rail movements from Midwest suppliers to these areas.   Higher fertilizer traffic resulted from the re-opening of a large phosphate fertilizer plant.   Shipments of military vehicles and military equipment increased 36% over 2002 levels due to the war in Iraq ..

Agriculture, consumer products and government volume is expected to be higher in 2005, benefiting from the record grain crop in 2004, expanding markets for ethanol and improving feed mill business.

K22

Paper, clay and forest products traffic volume increased 1% and revenue increased 8% in 2004 compared with 2003, reflecting yield improvements in all segments except newsprint, together with higher printing paper, newsprint, pulp board and kaolin shipments as U.S. paper production and demand for paper products strengthened in 2004.   Revenue per unit improved 6% principally as a result of price increases but also aided by increased fuel surcharges.

In 2003, paper, clay and forest products traffic increased 1% and revenues increased 5% compared to 2002, principally due to improved domestic demand for paper products.   Paper traffic benefited from increased domestic orders for consumer products packaging and from the advertising sector, as well as new business.   Newsprint shipments continued to remain soft, largely due to a prolonged decline in demand.   Woodchip volume increased significantly as NS-served paper mills experienced shortages and were forced to source wood fiber from more distant suppliers due to wet weather in the Southeast.   NS clay revenue was up compared to 2002 due to a strong increase in revenue per carload and a more positive mix as NS handled more long-haul domestic traffic.   Lumber business was soft in early 2003 despite strong demand due in part to wet weather and several mill closures.   Lumber business was up in the fourth quarter as weather in the Southeast and commodity prices improved.

In 2005, paper, clay and forest product revenues are expected to grow modestly with the addition of several new lumber distribution centers on NS lines.

INTERMODAL volume increased 17% and revenue increased 24% in 2004 compared with 2003.   Strong demand was driven by an expanding economy led by higher consumer spending, industrial production and international trade, in addition to constraints in truck and other railroads’ capacity.   International steamship volume was up 15%, tied to the growth in U.S. trade volumes through east and west coast ports.   Truckload volume increased 28% as a result of new business with traditional truckload companies.   Premium business, which includes parcel and LTL carriers, grew 15% principally due to new parcel service between Chicago and New Jersey ..   Triple Crown Services Company increased volume by 8% through an expanded trailer fleet and growth in its geographic coverage.   Revenue per unit improved 6%, reflecting value-based pricing and fuel surcharges.

In 2003, intermodal volume increased 5% and revenues increased 5% compared to 2002.   Volume growth was driven by improved service performance that enabled the conversion of truck business to rail.   Shipments for asset-based truckload carriers increased 14% as these trucking companies used intermodal to reduce their exposure to driver shortages and the need for larger fleets.   International volume, which represents 45% of intermodal’s volume, grew 9%, primarily a result of strong import trade and new business driven by enhanced service.   Triple Crown Services Company’s growth was limited to 1% in 2003, hampered by a fleet at full capacity.

In 2005, intermodal revenues are expected to grow with higher levels of truck to rail conversions as prices for motor carrier services continue to increase as a result of continuing driver and equipment shortages and high fuel prices.   NS expects to build new terminals in Ohio , Kentucky , Virginia and Pennsylvania in addition to expanding existing intermodal terminals.   Strong international trade is expected to create growth opportunities in NS’ international business segment and available capacity should help grow NS’ domestic and premium segments.   Future growth may, however, be tempered by operating improvements at other railroads, as well as constraints in the drayage market.

Railway Operating Expenses

Railway operating expenses increased 4% in 2004 compared to 2003 and 6% in 2003 compared to 2002.   Expenses in 2003 included $107 million of costs related to a voluntary separation program to reduce the size of the work force, while there was no such program in either 2004 or 2002.   Accordingly, the absence

K23

of the voluntary separation program in 2004 and 2002 resulted in a 2% reduction in the 2004 to 2003 year-over-year comparison and a 2% increase in the 2003 to 2002 year-over-year comparison.   Carloads rose 9% in 2004 compared to 2003 and 2% in 2003 compared to 2002.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 76.7% in 2004, compared with 83.5% in 2003 and 81.5% in 2002.   The voluntary separation costs added 1.6 percentage points to the 2003 ratio.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2004 vs. 2003	2003 vs. 2002
	($ in millions)

Compensation and benefits*	$(3)	$253
Materials, services and rents	174	(30)
Conrail rents and services	(100)	7
Depreciation	85	(2)
Diesel fuel	69	38
Casualties and other claims	(30)	10
Other	11	16
Total	$206	$292

* Includes $107 million of voluntary separation costs in 2003.

Compensation and benefits represented 40% of total railway operating expenses and was flat in 2004 compared to 2003, but increased 13% in 2003 compared to 2002.   Both comparisons reflect the $107 million costs of the voluntary separation program in 2003.   Expenses in 2004 reflected higher volume-related train and engine payroll expenses, up $39 million; higher wage rates, which added $37 million; increased stock-based compensation, up $24 million; and higher management and locomotive engineer performance-based incentive compensation, which was up $20 million.   These increases were offset by lower nonagreement workforce levels, saving $24 million, as well as the absence of the $107 million expense of the 2003 voluntary separation program.

In the third quarter of 2005, NS will adopt Statement of Financial Accounting Standards No. 123 (revised), which requires expensing of stock options.   See New Accounting Pronouncements (below) and Note 1.

Almost half of the increase in 2003 was the result of the voluntary separation program.   The remainder was principally due to higher wage rates (including the BLE bonus in lieu of wage increases), which added $45 million, increased health and welfare benefits costs, which were up $44 million, and reduced pension income, down $34 million (see Note 11).   Approximately $25 million of the increase in health and welfare benefit costs was attributable to retirees, reflecting a higher estimated medical inflation rate.

The Railroad Retirement and Survivors’ Improvement Act, which took effect Jan. 1, 2002, allows for investment of Tier II assets in a diversified portfolio through the National Railroad Retirement Investment Trust.   The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.   As a result, the employers’ portion

K24

of Tier II retirement payroll taxes have been reduced from 14.2% in 2003 to 13.1% in 2004 and 12.6% in 2005 and thereafter.    However, these savings are expected to continue to be substantially offset by higher payroll taxes on increased wages and a higher wage base.

Materials, services and rents includes items used for the maintenance of railroad lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals.   This category of expenses increased 12% in 2004 compared to 2003 and decreased 2% in 2003 compared to 2002.

The 2004 increase was the result of higher purchased services, up $100 million, including higher costs for volume-related intermodal services such as loading of containers and trailers and drayage.   In addition, locomotive and freight car maintenance expenses rose $23 million, and equipment rents increased $33 million.   The 2003 decline reflected lower equipment rents, down $26 million, and reduced purchased services, down $20 million, including lower expenses for intermodal , automotive and bulk transfer services, and professional and legal fees.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, increased 9% in 2004 and decreased 7% in 2003 compared to 2002.   The increase in 2004 was principally due to increased volume-related intermodal shipments and the absence of favorable settlements that benefited 2003.   The decline in 2003 was principally the result of lower automotive traffic volume in addition to adjustments relating to periodic studies of equipment rents and favorable settlements of recent bills.   In addition, the change in accounting related to certain leased locomotives (see Note 1) also reduced equipment rents.

Locomotive repair costs increased in 2004 and 2003, due to more maintenance activity related to the increase in business coupled with the age of the fleet.   Locomotive and freight car maintenance costs are expected to increase further in 2005.

Conrail rents and services decreased 24% in 2004 compared to 2003 and increased 2% in 2003 compared to 2002. This item includes amounts due to CRC for operation of the Shared Assets Areas (see Note 2).    Prior to the Conrail Corporate Reorganization, this category also included amounts due to PRR for use of its operating properties and equipment as well as NS’ equity in Conrail’s net earnings, and the additional amortization related to the difference between NS’ investment in Conrail and its underlying equity (see Note 2).   The decline was primarily driven by the Conrail Corporate Reorganization, which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense (see Note 2).   NS’ share of equity earnings post-Conrail Corporate Reorganization is now shown within “Other income-net.”   The increase in 2003 reflects lower Conrail earnings and higher expenses in the Shared Assets Areas.

Depreciation expense increased 17% in 2004 compared to 2003 and decreased slightly in 2003 compared to 2002.   The increase in 2004 was primarily a result of the Conrail Corporate Reorganization (see Note 2).   In addition, substantial levels of capital spending affected all years; however, depreciation expense in 2003 benefited from a change in accounting for the cost to remove crossties (see Note 1, “Properties,” for NS' depreciation policy).

In 2004, NS received the results of a depreciation study from an independent firm of engineers.   The results of the study, which were implemented in September 2004, prospectively reduced depreciation expense by approximately $17 million annually.

K25

Diesel fuel expenses increased 18% in 2004 compared with 2003 and 11% in 2003 compared to 2002.   The increase in 2004 reflects a 13% increase in the average price per gallon (which includes hedge benefits) and a 6% increase in consumption.   The increase in 2003 reflects an 11% rise in the average price per gallon including hedge benefits and essentially flat consumption.   Expenses in 2004 included a benefit of $140 million compared with benefits of $59 million in 2003 and $10 million in 2002 from the diesel fuel hedging program (see “Market Risks and Hedging Activities,” below and Note 16).   NS has hedged approximately 36% of expected 2005 diesel fuel requirements as of December 31, 2004 , at an average price of 83 cents per gallon.   No new hedges have been entered into since May 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.

Recently enacted legislation will repeal the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006: by 1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) decreased 17% in 2004 compared to 2003 and increased 6% in 2003 compared to 2002.   The decline reflected favorable personal injury and freight claims development and higher insurance settlements, partially offset by increased derailment expenses.   The higher expense in 2003 was due to adverse personal injury claims development and derailments expense as well as higher insurance costs.

On Jan. 6, 2005 , a derailment occurred in Graniteville , SC.   NS expects the first quarter of 2005 to reflect operating expenses related to this incident of between $30 million and $40 million (pretax).   The amount includes NS’ self-insured retention under its insurance policies, as well as other uninsured costs.   Although potential losses may exceed self-insured retention amounts, NS expects at this time that insurance coverage is adequate to cover such potential claims or settlements.   This amount does not include any fines or penalties that could be imposed.

The largest component of casualties and other claims expense is personal injury costs.   In 2004, cases involving occupational injuries comprised about one-third of total employee injury cases resolved and 24% of the total payments made.   With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event, but result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of which have not been actively employed in the rail industry for decades.

The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.

NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 18).   NS expects insurance costs to be higher in 2005.

Other expenses increased 5% in 2004 compared to 2003 and 8% in 2003 compared to 2002.   The increase in 2004 reflected higher property and sales and use taxes.   The increase in 2003 was primarily

K26

attributable to higher state franchise and sales and use taxes, the absence of a favorable bad debt settlement that benefited 2002 and higher union employee travel expenses.

Other income – net was $89 million in 2004, $19 million in 2003 and $66 million in 2002 (see Note 3).   The increase in 2004 reflected the absence of the $84 million telecommunications assets impairment charge that burdened 2003 (see Note 6) and the gain in 2004 recognized on the Conrail Corporate Reorganization (see Note 2) that combined to more than offset losses generated by an investment in a limited liability company that owns and operates facilities that produce synthetic fuel from coal (see the discussion of tax credit investments below).   The decline in 2003 was primarily due to the $84 million charge that offset increased gains from the sale of properties, higher corporate-owned life insurance returns and lower interest accruals related to tax liabilities.

In June 2004, NS purchased a membership interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in expenses related to the investments as well as tax credits.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.   The synthetic fuel tax credits are subject to reduction if the average price of oil for a year exceeds a certain amount under the tax laws.   Given current market conditions, it is possible that these tax credits could be reduced in 2005.   Such a reduction in tax credits would be accompanied by a reduction in the expense related to the investment, although the net effect would be to reduce the projected return on the investment.

Income Taxes

Income tax expense in 2004 was $379 million for an effective rate of 29%, compared with effective rates of 30% in 2003 and 35% in 2002.   Excluding NS’ equity in Conrail’s after-tax earnings and the gain on the Conrail Corporate Reorganization, the effective rate was 31% in 2004, 33% in 2003 and 38% in 2002.

In 2004, the effective rate was reduced by tax credits from synthetic fuel related investments and the favorable resolution of an IRS audit of a synthetic fuel related investment (see Note 4).   In 2003, the effective rate was reduced by the favorable resolution of prior years’ tax audits.   The effective rates in all three years benefited from favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities.

For the last four years, 30% and 50% bonus depreciation has been allowed for federal income tax purposes.   After 2004, bonus depreciation will not be available.   In addition, the Conrail Corporate Reorganization resulted in NS receiving assets with less future tax depreciation than book depreciation.   As a result, current taxes have been lower in prior years than might be expected in future years.

NS has interests in synthetic fuel related investments that result in tax credits.   These synthetic fuel tax credits expire at the end of 2007.   In addition, synthetic fuel tax credits are subject to reduction if the average price of oil for a year exceeds a certain amount under the tax laws.   Given current market conditions, it is possible that these tax credits could be reduced in 2005.

Discontinued Operations

In 2003, income from discontinued operations consisted of a $10 million after-tax gain related to the resolution of tax issues arising from the sale of NS’ motor carrier subsidiary.

K27

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $1,661 million in 2004, compared with $1,054 million in 2003 and $803 million in 2002.   The improvement in 2004 was primarily due to increased railway operating income.   In 2003, the increase reflected a smaller change in the amount of accounts receivables sold; declines in receivables sold amounted to $30 million in 2003 and $270 million in 2002 (see Note 5).

Prior to the Conrail Corporate Reorganization, a significant portion of payments made to PRR (which were included in “Conrail Rents and Services” and, therefore, were a use of cash in “Cash provided by operating activities”) was borrowed back from a PRR subsidiary under a note due in 2032, and, therefore, was a source of cash in “Proceeds from borrowings.”   Amounts outstanding under this note comprised the long-term balance of “Due to Conrail”, and this note was effectively extinguished by the Conrail Corporate Reorganization.   Subsequent to the Conrail Corporate Reorganization, payments under “Conrail rents and services” have declined, depreciation charges have increased, and the net borrowings have been terminated.   Accordingly, NS’ cash provided by operating activities after the Conrail Corporate Reorganization has increased.   NS' net cash flow from these borrowings amounted to $118 million in 2004, $203 million in 2003 and $212 million in 2002.

NS' working capital deficit was $234 million at Dec. 31, 2004 , compared with $376 million at Dec. 31, 2003 ..   The improvement was principally due to an increase in cash flow from operations.

NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations including the higher level of debt maturing in 2005.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2005.

Contractual obligations at Dec. 31, 2004, related to NS' long-term debt (including capital leases) (see Note 8), operating leases (see Note 9), agreements with CRC (see Note 2), unconditional purchase obligations (see Note 18) and other long-term obligations (see Note 18), are as follows:

	Payments Due By Period
			2006-	2008-	2010 and
	Total	2005	2007	2009	Subsequent
	($ in millions)

Long-term debt and
capital leases	$7,525	$662	$809	$851	$5,203
Operating leases	1,025	154	227	160	484
Agreements with CRC	686	33	68	68	517
Unconditional purchase
Obligations	121	121	--	--	--
Other long-term obligations	26	11	15	--	--
Total	$9,383	$981	$1,119	$1,079	$6,204

Off balance sheet arrangements consist of an accounts receivable sale program (see Note 5).   While there were some sales during 2004, there were no accounts receivable sold under this arrangement as of Dec. 31, 2004 ..   NS does not expect to sell any accounts receivable in 2005.

Cash used for investing activities increased 77% in 2004 and decreased 5% in 2003.   Property additions, which account for most of the recurring spending in this category, were up 45% in 2004 and up 4% in 2003.   In addition, investing activities reflect NS’ new investment in a membership interest in a limited

K28

liability company that owns and operates facilities that produce synthetic fuel from coal.   The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2004	2003	2002	2001	2000
	($ in millions)

Road	$607	$495	$519	$505	$557
Equipment	429	218	174	233	146
Other property	5	7	2	8	28
Total	$1,041	$720	$695	$746	$731

Higher capital expenditures in 2004 were primarily due to increased locomotive purchases and investment in roadway projects in addition to Triple Crown Services Company equipment and freight cars.   The increase in 2003 reflects higher locomotive purchases offset, in part, by lower spending on signal and electrical projects and computers.

NS and six other railroads (five Class I railroads and a commuter railroad) have agreed to participate in the Chicago Region Environmental and Transportation Efficiency (CREATE) project in Chicago ..   The intent of the proposed public-private partnership is to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   The project is estimated to cost $1.5 billion with city, state and federal support.   The railroads’ financial contribution to the project is contingent upon a binding commitment that establishes the availability, on terms and conditions satisfactory to the railroads, of all required public funding and of third-party properties necessary to complete the entire project.   If public funding is secured, the railroads will contribute a total of $232 million towards the project with NS’ share slated to be $34 million over an estimated six‑year period.

Track Structure Statistics (Capital and Maintenance)

	2004	2003	2002	2001	2000

Track miles of rail installed	246	233	235	254	390
Miles of track surfaced	5,055	5,105	5,270	3,836	3,687
New crossties installed (millions)	2.5	2.8	2.8	1.5	1.5

Average Age of Owned Railway Equipment

	2004	2003	2002	2001	2000
			(years)
Freight cars	27.6	26.6	25.9	25.4	24.6
Locomotives	16.8	15.3	16.1	15.7	16.1
Retired locomotives	22.9	28.7	28.2	22.4	24.5

Through its coal car rebody program, which was suspended in 2000, NS converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers.   As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.

K29

For 2005, NS has budgeted $938 million for capital expenditures.   The anticipated spending includes $671 million for roadway projects, of which $438 million is for track and bridge program work.   Also included are projects for communications, signal and electrical systems, as well as projects for environmental and public improvements such as grade crossing separations and signal upgrades.   Other roadway projects include marketing and industrial development initiatives, including increasing track capacity and access to coal receivers and vehicle production and distribution facilities, and continuing investments in intermodal infrastructure.   Equipment spending of $225 million includes the purchase of 52 locomotives and upgrades to existing units, improvements to multilevel automobile racks, and projects related to computers and information technology, including additional security and backup systems.

Cash used for financing activities was $233 million in 2004, $314 million in 2003 and $150 million in 2002.   The change in 2004 reflected more proceeds from common stock issued in connection with employee option exercises as well as the elimination of PRR borrowings that resulted from the Conrail Corporate Reorganization.   The increase in 2003 primarily resulted from a higher net reduction in debt and the $43 million redemption in 2003 of all publicly held shares of Norfolk Southern Railway’s preferred stock.   Prior to the Conrail Corporate Reorganization financing activities included loan transactions with a subsidiary of PRR that were net borrowings of $118 million in 2004, $203 million in 2003 and $212 million in 2002 (see Note 2).   Debt was reduced $371 million in 2004, compared with a decrease of $370 million in 2003 and $303 million in 2002.   NS’ debt-to-total capitalization ratio at year end was 48.5% in 2004 and 50.7% (excluding notes payable to the PRR subsidiary) in 2003.

NS currently has in place and available a $1 billion, five-year credit agreement, which provides for borrowings at prevailing rates and includes financial covenants.   Additionally, NS has the ability to issue up to $1 billion of registered debt or equity securities under its shelf registration statement on Form S-3, which was filed in September 2004 (see Note 8).

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 11).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market

K30

performance ).   Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities.

NS' net pension benefit, which is included in “Compensation and benefits” on its Consolidated Income Statement, was $36 million for the year ended Dec. 31, 2004 ..   In recording this amount, NS assumed a long-term investment rate of return of 9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been in excess of 10%.   A one percentage point change to this rate of return assumption would result in a $18 million change to the pension credit and, as a result, an equal change in “Compensation and benefits” expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS' net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

NS' net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $49 million for the year ended Dec. 31, 2004 ..   In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other benefits” as disclosed in Note 11, management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

Properties and Depreciation

Most of NS' total assets are comprised of long-lived railway properties (see Note 6).   As disclosed in Note 1, NS' properties are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross-ton miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers.   These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS' “Depreciation expense” for the year ended Dec. 31, 2004 , amounted to $598 million.   NS' weighted-average depreciation rates for 2004 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $27 million increase (or decrease) to NS' depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS' expense for “Casualties and other claims” amounted to $151 million for the year ended Dec. 31, 2004 ..   Most of this expense was composed of NS' accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned “Casualties and other claims” above).   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with

K31

a no-fault worker’s compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

NS engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.   For employee personal injury cases, the actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined.   NS has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.   The most recent actuarial study was performed as of Sept. 30, 2004 , and resulted in a slight decrease to NS' personal injury liability during the fourth quarter.   While the liability recorded is supported by the most recent study, it is reasonably possible that the liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $11 million in 2004, $9 million in 2003 and $15 million in 2002, and capital expenditures totaled approximately $9 million in 2004 and in  2003, and $10 million in 2002.   Capital expenditures in 2005 are expected to be comparable to those in 2004.

NS' balance sheets included liabilities for environmental exposures in the amount of $64 million at Dec. 31, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Dec. 31, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Corporate Reorganization and relates to sites on the former PRR properties.   At Dec. 31, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 210 identified locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 210 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS' ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss

K32

( and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.   NS estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.   As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.   NS has consistently applied its methodology of estimating its environmental liabilities.

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

Income Taxes

NS' net long-term deferred tax liability totaled $6,550 million at Dec. 31, 2004 (see Note 4).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS has a $21 million valuation allowance on $668 million of deferred tax assets as of Dec. 31, 2004 , reflecting the expectation that most of these assets will be realized.   In addition, NS has a recorded liability for its estimate of potential income tax exposures.   Management believes this liability for potential exposure to be adequate.   Income tax expense is adjusted to the extent the final outcome of these matters differs from the amounts recorded.   For every one half percent change in the 2004 effective rate net income would have changed by $7 million.

K33

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS' railroad employees are covered by collective bargaining agreements with various labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  NS largely bargains in concert with other major railroads. Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.  Such proposals were made in late 1999 and, since that time, NS has reached agreements with most of the major rail labor organizations to settle that round of bargaining.  These agreements cover approximately 93% of NS contract employees.  Tentative agreements subject to ratification have also been reached with the National Conference of Firemen and Oilers and the Sheet Metal Workers International Association.   A 1999 bargaining round agreement has not yet been reached with the International Association of Machinists.  On or after November 1, 2004 , the railroads and the rail labor unions served new proposals to begin the next bargaining round.  The outcome of the negotiations cannot be determined at this point.

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

Diesel fuel costs represented 8% of NS' operating expenses for 2004.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Dec. 31, 2004 , through swap transactions, NS has hedged approximately 36% of expected 2005 diesel fuel requirements.   The effect of these hedges is to yield an average cost of 83 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $24 million as of Dec. 31, 2004 ..

However, with fuel prices near historic highs and fuel surcharges being collected under certain tariffs and contracts, NS has not entered into additional hedges since May 2004.   Consequently, the past pattern of entering into regular monthly swaps may not be indicative of future hedging activity.   If diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2004 , NS' debt subject to interest rate fluctuations totaled $576 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

K34

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2004 , the average pay rate under these agreements was 3%, and the average receive rate was 7%.   During 2004, the effect of the swaps was to reduce interest expense by $6 million.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.   This statement, effective for interim or annual reporting periods beginning after June 15, 2005 , establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   The statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date.   As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty.   However, had NS adopted this statement in prior periods, the effect of adoption on net income and earnings per share would have approximated the amounts shown in the pro forma information included in Note 1.

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators would also be required to prescribe new regulations governing railroads' transportation of hazardous materials.   If enacted, such legislation and regulations could impose significant additional costs on railroads including NS.   In addition, certain local governments have sought to enact ordinances banning, or requiring disclosures with respect to, hazardous materials moving by rail within their borders.   If promulgated and upheld, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

Inflation

In preparing financial statements, U.S. generally accepted accounting principles require the use of historical cost that disregards the effects of inflation on the replacement cost of property.   NS, a capital-intensive company, has most of its capital invested in such assets.   The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate” and “project.” Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and

K35

consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes.   Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 7A ..   Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

K36

Item 8 ..   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	K38

Reports of Independent Registered Public Accounting Firm	K39

Consolidated Statements of Income	K42
Years ended December 31, 2004 , 2003 and 2002

Consolidated Balance Sheets	K43
As of December 31, 2004 and 2003

Consolidated Statements of Cash Flows	K44
Years ended December 31, 2004 , 2003 and 2002

Consolidated Statements of Changes in Stockholders' Equity	K45
Years ended December 31, 2004 , 2003 and 2002

Notes to Consolidated Financial Statements	K46

The Index to Consolidated Financial Statement Schedule in Item 15	K82

K37

Report of Management

February 28, 2005

To the Stockholders

Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004.   This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 ..

KPMG LLP, independent registered public accounting firm, has audited the Corporation's financial statements and has reported on management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 ..

/s/ David R. Goode	/s/ Henry C. Wolf	/s/ Marta R. Stewart
David R. Goode	Henry C. Wolf	Marta R. Stewart
Chairman and	Vice Chairman and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

K38

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 ..   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A )2 ..   These consolidated financial statements and financial statement schedule are the responsibility of Norfolk Southern Corporation’s management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2003 , Norfolk Southern Corporation adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Norfolk , Virginia

February 28, 2005

K39

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have audited management's assessment, included in the accompanying Report of Management, that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Norfolk Southern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.   Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.   Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.   We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.   A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Also, in our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

K40

Report of Independent Registered Public Accounting Firm

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A )2 ..   Our report dated February 28, 2005 , expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Norfolk , Virginia

February 28, 2005

K41

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended Dec. 31,
	2004	2003	2002
	($ in millions, except earnings per share)

Railway operating revenues	$7,312	$6,468	$6,270

Railway operating expenses
Compensation and benefits (Note 11)	2,272	2,275	2,022
Materials, services and rents	1,601	1,427	1,457
Conrail rents and services (Note 2)	319	419	412
Depreciation (Note 2)	598	513	515
Diesel fuel	449	380	342
Casualties and other claims	151	181	171
Other	220	209	193

Total railway operating expenses	5,610	5,404	5,112

Income from railway operations	1,702	1,064	1,158

Other income – net (Note 3)	89	19	66
Interest expense on debt (Note 6)	(489)	(497)	(518)

Income from continuing operations
before income taxes and accounting changes	1,302	586	706

Provision for income taxes (Note 4)	379	175	246

Income from continuing operations
before accounting changes	923	411	460

Discontinued operations – gain on sale
of motor carrier, net of taxes (Note 17)	--	10	--
Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	--	114	--

Net income	$923	$535	$460

Per share amounts (Note 14):
Income from continuing operations before
accounting changes
Basic	$2.34	$1.05	$1.18
Diluted	$2.31	$1.05	$1.18
Net income
Basic	$2.34	$1.37	$1.18
Diluted	$2.31	$1.37	$1.18

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	As of Dec. 31,
	2004	2003
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$579	$284
Short-term investments	90	2
Accounts receivable-net (Note 5)	767	695
Materials and supplies	104	92
Deferred income taxes (Note 4)	187	189
Other current assets	240	163
Total current assets	1,967	1,425

Investment in Conrail (Note 2)	805	6,259
Properties less accumulated depreciation (Notes 2 and 6)	20,526	11,779
Other assets	1,452	1,133
Total assets	$24,750	$20,596

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 7)	$1,012	$948
Income and other taxes	210	199
Due to Conrail (Note 2)	78	81
Other current liabilities (Note 7)	239	213
Current maturities of long-term debt (Note 8)	662	360
Total current liabilities	2,201	1,801

Long-term debt (Notes 2 and 8)	6,863	6,800
Other liabilities (Note 10)	1,146	1,080
Due to Conrail (Note 2)	--	716
Deferred income taxes (Notes 2 and 4)	6,550	3,223
Total liabilities	16,760	13,620

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; issued 421,346,107 and 412,168,988 shares,
respectively	421	412
Additional paid-in capital	728	521
Unearned restricted stock (Note 12)	(8)	(5)
Accumulated other comprehensive loss (Note 13)	(24)	(44)
Retained income	6,893	6,112
Less treasury stock at cost, 20,907,125 and 21,016,125 shares, respectively	(20)	(20)

Total stockholders' equity	7,990	6,976

Total liabilities and stockholders' equity	$24,750	$20,596

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended Dec. 31,
	2004	2003	2002
	($ in millions)
Cash flows from operating activities
Net income	$923	$535	$460
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effects of changes in accounting principles	--	(114)	--
Depreciation	609	528	529
Deferred income taxes	200	132	178
Equity in earnings of Conrail (Note 2)	(54)	(58)	(54)
Gain on Conrail Corporate Reorganization (Note 2)	(53)	--	--
Gains and losses on properties and investments	(46)	(45)	(47)
Income from discontinued operations	--	(10)	--
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 5)	(71)	(12)	(208)
Materials and supplies	(12)	5	(7)
Other current assets	(18)	(4)	1
Current liabilities other than debt	126	(25)	35
Other – net (Notes 6 and 11)	57	122	(84)
Net cash provided by operating activities	1,661	1,054	803

Cash flows from investing activities
Property additions	(1,041)	(720)	(689)
Property sales and other transactions	75	78	31
Investments, including short-term	(228)	(106)	(78)
Investment sales and other transactions	61	108	63
Net cash used for investing activities	(1,133)	(640)	(673)

Cash flows from financing activities
Dividends	(142)	(117)	(101)
Common stock issued – net	162	13	42
Redemption of minority interest	--	(43)	--
Proceeds from borrowings	202	261	672
Debt repayments	(455)	(428)	(763)
Net cash used for financing activities	(233)	(314)	(150)

Net increase (decrease) in cash and cash equivalents	295	100	(20)

Cash and cash equivalents
At beginning of year	284	184	204

At end of year	$579	$284	$184

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$483	$510	$525
Income taxes	$146	$93	$54

See accompanying notes to consolidated financial statements.

K44

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

				Accum ..
				Other
				Compre -
		Additional	Unearned	hensive
	Common	Paid-in	Restricted	Income	Retained	Treasury
	Stock	Capital	Stock	(Loss)	Income	Stock	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2001	$407	$423	$--	$(55)	$5,335	$(20)	$6,090

Comprehensive income
Net income					460		460
Other comprehensive
loss (Note 13)				(10)			(10)
Total comprehensive
income							450
Dividends on Common
Stock, $0.26 per share					(101)		(101)
Other (Notes 11 and 12)	3	58					61

Balance Dec. 31, 2002	410	481	--	(65)	5,694	(20)	6,500

Comprehensive income
Net income					535		535
Other comprehensive
income (Note 13)				21			21
Total comprehensive
income							556
Dividends on Common
Stock, $0.30 per share					(117)		(117)
Other (Notes 11 and 12)	2	40	(5)				37

Balance Dec. 31, 2003	412	521	(5)	(44)	6,112	(20)	6,976

Comprehensive income
Net income					923		923
Other comprehensive
income (Note 13)				20			20
Total comprehensive
income							943
Dividends on Common
Stock, $0.36 per share					(142)		(142)
Other (Notes 11 and 12)	9	207	(3)				213

Balance Dec. 31, 2004	$421	$728	$(8)	$(24)	$6,893	$(20)	$7,990

See accompanying notes to consolidated financial statements.

K45

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.   Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 21,300 route miles primarily in the East and Midwest ..   These consolidated financial statements include Norfolk Southern Corporation ( Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS).   Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR).   All significant intercompany balances and transactions have been eliminated in consolidation.

The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2004): coal (24%); intermodal (21%); automotive (13%); chemicals (12%); metals/construction (11%); agriculture/consumer products/ government (10%); and paper/clay/forest products (9%).   Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside the United States ..   Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 14 different labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and postretirement benefits.   Changes in facts and circumstances may result in revised estimates.

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

K46

Materials and Supplies

“Materials and supplies,” consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market.   The cost of materials and supplies expected to be used in capital additions or improvements is included in “Properties.”

Properties

“Properties” are stated principally at cost and are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross ton-miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS capitalizes interest on major capital projects during the period of their construction.   Expenditures, including those on leased assets that extend an asset's useful life or increase its utility, are capitalized.   Maintenance expense is recognized when repairs are performed.   When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized through income.   Gains and losses on disposal of land and nonrail assets are included in “Other income - net” (see Note 3).

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value (see Note 6).

Revenue Recognition

Transportation revenue is recognized proportionally as a shipment moves from origin to destination.   Refunds are recorded as a reduction to revenues based on management's best estimate of projected liability.   Switching, demurrage and other incidental service revenue is recognized when the services are performed.

Derivatives

NS does not engage in the trading of derivatives.   NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed and floating-rate debt.   Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions.   Income and expense related to the derivative financial instruments are recorded in the same category as generated by the underlying asset or liability.   Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements (see Note 16).

Stock-Based Compensation

NS has stock-based employee compensation plans, which are more fully described in Note 12.   NS applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for these plans.

K47

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

	2004	2003	2002
	($ in millions except per share)

Net income, as reported	$923	$535	$460
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	32	18	14
Deduct: Stock-based employee compensation
expense determined under fair value method, net
of related tax effects	(44)	(35)	(45)
Pro forma net income	$911	$518	$429

Earnings per share:
As reported
Basic	$2.34	$1.37	$1.18
Diluted	$2.31	$1.37	$1.18

Pro forma
Basic	$2.31	$1.33	$1.10
Diluted	$2.28	$1.33	$1.10

Required Accounting Changes in 2003

NS adopted Financial Accounting Standards Board ( FASB ) Statement No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses (for the costs to remove retired assets).    The net effect to total railway operating expenses and net income was not material.

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

The cumulative effect of these changes amounted to $114 million, or 29 cents per share.

Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

K48

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

Conrail Corporate Reorganization

On August 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSXT of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Corporate Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Corporate Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).   In connection with the Conrail Corporate Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.

As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail’s debtholders ..   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail’s unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange.   Upon completion of the transaction as described in various SEC filings, the new debt securities became direct unsecured obligations of NSR and CSXT, respectively, and rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   Except for interest payments made in relation to the consummation of the exchange, these new debt securities have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail’s unsecured debentures.   In addition, these new debt securities have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail’s secured debt and lease obligations remain obligations of Conrail and are supported by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.

NS accounted for the transaction at fair value, which resulted in the recognition of a $53 million net gain (reported in “Other income – net”) from the tax-free distribution to NS of a portion of its investment in Conrail.   As a result of the transaction, NS’ investment in Conrail no longer includes amounts related to PRR and NYC.   Instead the assets and liabilities of PRR are reflected in their respective line items in NS’ Consolidated Balance Sheet and amounts due to PRR were extinguished.

K49

The following summarizes the effect of the transaction on NS’ Consolidated Balance Sheet ($ in millions):

Properties	$8,368
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,113)
Long-term debt, including current maturities	(734)
Net assets received	5,568
Investment in Conrail	(5,515)
Gain from Conrail Corporate Reorganization	$53

The amounts shown above for the net assets received reflect the fair value of such assets.   Properties have been valued based on information received from an independent valuation consultant.   Debt has been recorded at fair value based on interest rates at the time of the reorganization.

On the Consolidated Income Statement, “Conrail rents and services” is reduced as a result of the transaction.   After the Conrail Corporate Reorganization, “Conrail rents and services” reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items.   The transaction’s impact on net income was the $53 million gain discussed above.   Prospectively, the transaction will not have a significant ongoing effect on net income.

Investment in Conrail

NS is continuing to apply the equity method of accounting to its remaining investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets.   At Dec. 31, 2004 , the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $595 million.

NS' Consolidated Balance Sheet at Dec. 31, 2004 , includes $17 million of liabilities related to the original Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Dec. 31, 2004 , NS has paid $186 million of such costs.

Related-Party Transactions

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes:   (1) expenses for amounts due to PRR for use by NSR of operating properties and equipment prior to the Conrail Corporate Reorganization, (2) NS' equity in the earnings of Conrail, net of amortization, prior to the Conrail Corporate Reorganization, and (3) expenses for amounts due to CRC for operation of the Shared Assets Areas.   After the Conrail Corporate Reorganization, “Conrail rents and services” includes only expenses for amounts due to CRC for operation of the Shared Assets Areas.   NS’ equity in the earnings of Conrail, net of amortization, after the reorganization is included in “Other income – net.”

K50

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR was borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprised the long‑term balance of “Due to Conrail,” and this note was effectively extinguished by the reorganization.   “Due to Conrail” included in current liabilities is composed principally of amounts related to expenses included in “Conrail rents and services,” as discussed above.

Summary Financial Information – Conrail

As a result of the Conrail Corporate Reorganization discussed above, two CRC subsidiaries, PRR and NYC, were distributed to NS and CSX, respectively, and CRC’s public indebtedness was restructured.   The results of the operations of these subsidiaries and their net assets are presented in the following financial information as “Discontinued Operations.”

Summarized Consolidated Statements of Income – Conrail

	Years Ended Dec. 31,
	2004	2003	2002
	($ in millions)

Operating revenues	$352	$316	$305
Operating loss	$(18)	$(36)	$(16)
Income from continuing operations	$22	$10	$34
Discontinued operations (PRR and NYC)	$119	$191	$146
Net income	$140	$203	$180

Note:   Conrail adopted FIN No. 46 “Consolidation of Variable Interest Entities,” effective Jan. 1, 2004 , and recorded a $1 million net adjustment for the cumulative effect of this change in accounting on years prior to 2004.   Conrail adopted SFAS No. 143, effective Jan. 1, 2003 , and recorded a $40 million net adjustment for the cumulative effect of this change in accounting on years prior to 2003 (including $38 million related to discontinued operations).   NS excluded this amount from its determination of equity in earnings of Conrail because an amount related to Conrail is included in NS’ cumulative effect adjustment for SFAS No. 143.

K51

Summarized Consolidated Balance Sheets - Conrail

	As of Dec. 31,
	2004	2003
	($ in millions)
Assets:
Current assets	$334	$186
Noncurrent assets	1,080	952
Assets of discontinued operations (PRR and NYC)	--	7,176
Total assets	$1,414	$8,314

Liabilities and stockholders' equity:
Current liabilities	$241	$260
Noncurrent liabilities	811	849
Liabilities of discontinued operations (PRR and NYC)	--	2,751
Stockholders' equity	362	4,454
Total liabilities and stockholders' equity	$1,414	$8,314

Note:   Current assets include amounts due from NS and CSX totaling $165 million at Dec. 31, 2004 , and $136 million at Dec. 31, 2003 ..   Noncurrent assets include amounts due from NS and CSX totaling $225 million at Dec. 31, 2004 , and $1,231 million at Dec. 31, 2003 ..   Current liabilities include amounts payable to NS and CSX totaling $4 million at Dec. 31, 2004 , and $5 million at Dec. 31, 2003 ..

Shared Assets Areas

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSXT.   NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows ($ in millions):

2005	$33
2006	34
2007	34
2008	34
2009	34
2010 and subsequent years	517
Total	$686

Operating lease expense related to the Shared Assets Areas as well as the agreements in place before the Conrail Corporate Reorganization related to operation of the PRR routes and assets, all of which is included in “Conrail rents and services,” amounted to $363 million in 2004, $478 million in 2003 and $468 million in 2002.

K52

3.   Other Income - Net

	2004	2003	2002
	($ in millions)
Income from natural resources:
Royalties from coal	$42	$39	$48
Nonoperating depletion and depreciation	(11)	(15)	(14)
Subtotal	31	24	34

Gain from Conrail Corporate Reorganization (Note 2)	53	--	--
Gains from sale of properties and investments	46	45	47
Rental income	40	38	36
Interest income	13	10	12
Equity in earnings of Conrail (Note 2)	11	--	--
Corporate-owned life insurance – net	8	21	(1)
Equity in losses of partnerships	(61)	--	(1)
Other interest expense	(17)	(4)	(31)
Taxes on nonoperating property	(8)	(8)	(7)
Charitable contributions	(4)	(4)	--
Discount on sales of accounts receivable (Note 5)	(1)	--	(4)
Impairment of telecommunications assets (Note 6)	--	(84)	--
Other	(22)	(19)	(19)
Total	$89	$19	$66

“Other income - net” includes the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.   NS has a 40.5% interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net.”

“Other current assets” in the Consolidated Balance Sheets includes prepaid interest of $48 million at Dec. 31, 2004 , and $50 million at Dec. 31, 2003 , arising from corporate-owned life insurance borrowings.

K53

4.   Income Taxes

Provision for Income Taxes

	2004	2003	2002
	($ in millions)

Current:
Federal	$133	$32	$61
State	46	11	7
Total current taxes	179	43	68

Deferred:
Federal	181	97	145
State	19	35	33
Total deferred taxes	200	132	178

Provision for income taxes	$379	$175	$246

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	($ in millions)
Federal income tax at
statutory rate	$456	35	$205	35	$247	35
State income taxes, net of
federal tax benefit	42	3	30	5	26	4
Gain from Conrail Corporate
Reorganization	(19)	(1)	--	--	--	--
Equity in earnings of Conrail	(18)	(1)	(20)	(3)	(19)	(3)
Tax credits	(80)	(7)	--	--	--	--
Other – net	(2)	--	(40)	(7)	(8)	(1)

Provision for income taxes	$379	29	$175	30	$246	35

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.   Deferred tax assets and liabilities are recorded in recognition of these differences.

K54

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Dec. 31,
	2004	2003
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$181	$194
Retiree health and death benefit obligations	180	157
Taxes, including state and property	263	240
Other	44	55
Total gross deferred tax assets	668	646
Less valuation allowance	(21)	(22)
Net deferred tax asset	647	624

Deferred tax liabilities:
Property	(6,857)	(3,466)
Other	(153)	(192)
Total gross deferred tax liabilities	(7,010)	(3,658)

Net deferred tax liability	(6,363)	(3,034)
Net current deferred tax asset	187	189

Net long-term deferred tax liability	$(6,550)	$(3,223)

Net deferred income tax liabilities increased by $3,113 million in 2004 as a result of the Conrail Corporate Reorganization (see Note 2).   Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary net operating losses that may not be utilized prior to their expiration.   The total valuation allowance decreased $1 million in 2004, $2 million in 2003 and increased $6 million in 2002.

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1999.   In 2004, the favorable resolution of the IRS audit of a synthetic fuel-related investment is reflected in the “Tax credits” line of the reconciliation of statutory rate to the effective rate.   In 2003, the favorable resolution of prior years’ audits is reflected in the “Other – net” line of the reconciliation of statutory rate to the effective rate, as shown above, and comprised most of that line item.   The consolidated federal income tax returns for 2000 through 2003 are being audited by the IRS.     The IRS examination for 2000 and 2001 is expected to be completed in the first half of 2005.   Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

5.   Accounts Receivable

NS has in place an accounts receivable sales program.   Under this program a bankruptcy-remote special purpose subsidiary of NS sells without recourse undivided ownership interests in a pool of accounts receivable.   The buyers have a priority collection interest in the entire pool of receivables and, as a result, NS has retained credit risk to the extent the pool of receivables exceeds the amount sold.   NS services and collects the receivables on behalf of the buyers and payments collected from sold receivables can be

K55

reinvested in new accounts receivable on behalf of the buyers.   Should NS' credit rating drop below investment grade, the buyers have the right to discontinue this reinvestment.

While there were some sales during 2004 and 2003, there were no accounts receivable sold under this arrangement as of Dec. 31, 2004 and 2003.   The change in “Accounts receivable” included on the Consolidated Statements of Cash Flows related to receivable sales was zero for 2004, compared with a decrease of $30 million in 2003 and a decrease of $270 million in 2002.   The fees associated with sales, which are based on the buyers' financing costs, are included in “Other income – net” (see Note 3).

NS' allowance for doubtful accounts was $9 million at Dec. 31, 2004 , and $7 million at Dec. 31, 2003 ..   To determine its allowance for doubtful accounts NS evaluates historical loss experience, which has not been significant, the characteristics of current accounts, as well as general economic conditions and trends.

6.   Properties

	Dec. 31,		Depreciation
	2004	2003	Rate for 2004
	($ in millions)
Railway property:
Road	$19,530	$11,243	3.0%
Equipment	6,661	5,779	4.2%
Other property	574	569	2.9%
	26,765	17,591

Less accumulated depreciation	(6,239)	(5,812)

Net properties	$20,526	$11,779

Properties increased $8,368 million in 2004 as a result of the Conrail Corporate Reorganization (see Note 2).   Railway property includes $618 million at Dec. 31, 2004 , and $477 million at Dec. 31, 2003 , of assets recorded pursuant to capital leases.   Other property includes the costs of obtaining rights to natural resources of $341 million at Dec. 31, 2004 and 2003.

Impairment of Telecommunications Assets in 2003

In 2003, NS recorded an $84 million non-cash reduction in the carrying value of certain telecommunications assets to recognize their impaired value in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   NS’ subsidiary, Thoroughbred Technology and Telecommunications (T-Cubed), developed fiber optic infrastructure with companies in the telecommunications industry.   This industry has been in a severe downturn and, accordingly, T-Cubed monitored the carrying amount of these assets through independent fair market value appraisals.   As a result of a deterioration in the long-term prospects for these assets, an updated appraisal obtained in the fourth quarter of 2003 indicated a significant decline in their value.   T-Cubed continues to monitor the carrying value of these assets.

Capitalized Interest

Total interest cost incurred on debt in 2004, 2003 and 2002 was $499 million, $509 million and $529 million, respectively, of which $10 million, $12 million and $11 million was capitalized.

K56

7.   Current Liabilities

	Dec. 31,
	2004	2003
	($ in millions)
Accounts payable:
Accounts and wages payable	$544	$491
Casualty and other claims (Note 18)	222	218
Vacation liability	115	113
Equipment rents payable – net	106	103
Other	25	23
Total	$1,012	$948

Other current liabilities:
Interest payable	$117	$104
Liabilities for forwarded traffic	46	37
Retiree health and death benefit obligations (Note 11)	45	38
Accrued Conrail-related costs (Note 2)	17	21
Other	14	13
Total	$239	$213

8.   Long-term Debt

	Dec. 31,
	2004	2003
	($ in millions)
Notes and debentures at average rates and maturities as follows:
6.78%, maturing to 2009	$1,540	$2,190
6.71%, maturing 2010 to 2014	1,041	600
8.67%, maturing 2017 to 2021	1,114	800
7.54%, maturing 2027 to 2031	1,500	1,500
7.21%, maturing 2037 and 2043	855	717
7.90%, maturing 2097	350	350
Equipment obligations at an average rate of 4.32%, maturing to 2014	563	636
Capitalized leases at an average rate of 3.51%, maturing to 2024	370	274
Other debt at an average rate of 6.51%, maturing to 2019	113	118
Discounts and premiums, net	79	(25)
Total long-term debt	7,525	7,160
Less current maturities	(662)	(360)
Long-term debt excluding current maturities	$6,863	$6,800

Long-term debt maturities subsequent to 2005 are as follows:
2006	$316
2007	493
2008	370
2009	481
2010 and subsequent years	5,203
Total	$6,863

K57

Pursuant to the Conrail Corporate Reorganization, NSR issued unsecured public debentures with a total principal of $452 million and fair value of $595 million that mature in 2020 and 2043 (see Note 2).   The fair value write-up is included in “Discounts and premiums, net” and reflects interest rates at the time of the reorganization.   This write-up is being amortized as a reduction to interest expense over the life of the instruments with a resulting average effective interest rate of 6.2%.   The new debt securities have covenants substantially similar to other NS publicly traded debt securities.   In addition, “Capitalized leases” includes $135 million at Dec. 31, 2004 , related to the fair value of equipment sublease obligations for equipment that remain secured debt and lease obligations of Conrail (see Note 2).

In September 2004, NS exchanged $400 million of its 7.35% notes maturing May 2007 for $442 million of 5.257% notes maturing September 2014.   The $42 million difference is being recognized as additional interest expense over the life of the new notes and is included in “Discounts and premiums, net.”

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.   These deposits are included in “Other assets” on the balance sheet and totaled $100 million at Dec. 31, 2004 , and $96 million at Dec. 31, 2003 ..

Shelf Registration

In September 2004, NS filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $550 million of securities.   This, together with the $450 million of securities authorized but unissued from a prior $1 billion shelf registration, allows the company to issue up to $1 billion of registered debt or equity securities.   As of Dec. 31, 2004 , NS had not issued any securities under this shelf registration.

Credit Agreement, Debt Covenants and Commercial Paper

In August 2004, NS renewed its $1 billion credit facility under substantially the same terms and conditions as the previous facility for a five-year term expiring in 2009.   Any borrowings under the credit agreement are contingent on the continuing effectiveness of the representations and warranties made at the inception of the agreement.   NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction, certain restrictions on the issuance of further debt by NS or its subsidiaries and the consolidation, merger or sale of substantially all of NS’ assets.   At Dec. 31, 2004 , NS was in compliance with all financial covenants.

NS has the ability to issue commercial paper supported by its $1 billion credit agreement.   At Dec. 31, 2004 and Dec. 31, 2003 , NS had no commercial paper outstanding.

K58

9.   Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 2).   Future minimum lease payments and operating lease expense are as follows:

Operating

		Capital
	Leases	Leases
	($ in millions)

2005	$154	$75
2006	120	70
2007	107	80
2008	87	48
2009	73	64
2010 and subsequent years	484	74
Total	$1,025	$411
Less imputed interest on capital leases at an average rate of 5.5%		(41)
Present value of minimum lease payments included in debt		$370

Operating Lease Expense

	2004	2003	2002
	($ in millions)

Minimum rents	$151	$130	$140
Contingent rents	65	63	60
Total	$216	$193	$200

During 2000, NS entered into an operating lease for 140 locomotives, which is renewable annually at NS' option, has a maximum term of eight years and includes purchase options.   The lessor is a variable interest entity whose activities are limited to those incident to this particular transaction.   As discussed in Note 1 under the heading “Required Accounting Changes in 2003,” NS has consolidated this entity for reporting purposes as of Jan. 1, 2003 ..   The table above includes operating lease expense related to this lease of $13 million in 2002.   During December 2004, NS provided an irrevocable notice of election to exercise the purchase option and pay for the locomotives on June 30, 2005 ..   Accordingly, the $141 million of debt of the variable interest entity is included in “Current maturities of long-term debt” as of Dec. 31, 2004 ..

K59

10.   Other Liabilities

	Dec. 31,
	2004	2003
	($ in millions)

Retiree health and death benefit obligations (Note 11)	$354	$321
Casualty and other claims (Note 18)	315	270
Deferred compensation	143	143
Net pension obligations (Note 11)	94	89
Accrued Conrail-related costs (Note 2)	--	14
Other	240	243
Total	$1,146	$1,080

11.    Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments , Medicare payments and, in some cases, coverage provided under other group insurance policies.

Asset Management

Eleven investment firms manage the Company’s defined benefit pension plan’s assets under investment guidelines approved by the Board of Directors.   Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments and unleveraged exchange-traded options and financial futures.   Limitations restrict investment concentration and use of certain derivative instruments.   The target asset allocation for equity is 75% of the pension plan’s assets.   Fixed income investments must have an average rating of “AA” or better and all fixed income securities must be rated “A” or better except bond index funds.   Equity investments must be in liquid securities listed on national exchanges.   No investment is permitted in the securities of Norfolk Southern Corporation or its subsidiaries (except through commingled pension trust funds).   Investment managers’ returns are expected to exceed selected market indices by prescribed margins.

NS’ pension plan weighted-average asset allocations at Dec. 31, 2004 and 2003, by asset category, are as follows:

	Plan assets at Dec. 31,
Asset Category	2004	2003

Equity securities	76%	75%
Debt securities	24	25
Total	100%	100%
International equity securities
included in equity securities above	10%	9%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at Dec. 31, 2004 , of 67% in equity securities and 33% in debt securities compared

K60

with 55% in equity securities and 45% in debt securities at Dec. 31, 2003 ..   The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocation and on the historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.

Voluntary Separation Program in 2003

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

Medicare Changes

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003.   The Act introduces a new prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   Norfolk Southern believes that its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based on a review by the plan’s external prescription drug administrator of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006.   In 2003, NS elected to take into account these legislative changes in the measurement of its postretirement benefit obligations in accordance with Financial Accounting Standards Board Staff Position No. 106-1.   This resulted in a $45 million decrease in the end-of-year benefit obligation with a corresponding decline in the unrecognized actuarial loss for 2003.   There was no effect on the net benefit cost in 2003; however, the effects of the Act are reflected as a reduction of $9 million in the net benefit cost in 2004.

K61

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Benefits
	2004	2003	2004	2003
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,488	$1,370	$608	$592
Service cost	18	20	15	18
Interest cost	89	89	39	40
Amendment	--	--	--	(51)
Legislative changes	--	--	--	(45)
Curtailment loss	--	17	--	10
Special termination benefits	--	--	--	17
Actuarial losses	96	105	83	65
Benefits paid	(117)	(113)	(44)	(38)
Benefit obligation at end of year	1,574	1,488	701	608

Change in plan assets
Fair value of plan assets at beginning of year	1,720	1,469	130	106
Actual return on plan assets	197	358	10	24
Employer contribution	6	6	9	38
Benefits paid	(117)	(113)	(44)	(38)
Fair value of plan assets at end of year	1,806	1,720	105	130

Funded status	232	232	(596)	(478)

Unrecognized actuarial loss	253	208	232	163
Unrecognized prior service cost (benefit)	18	21	(35)	(44)
Net amount recognized	$503	$461	$(399)	$(359)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$577	$532	$--	$--
Accrued benefit liability	(94)	(89)	(399)	(359)
Accumulated other comprehensive income	20	18	--	--
Net amount recognized	$503	$461	$(399)	$(359)

Following is information for NS’ unfunded pension plans which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets:

	Dec. 31,
	2004	2003
	($ in millions)

Projected benefit obligation	$120	$103
Accumulated benefit obligation	94	89

During 2003, NS amended its retiree medical plan to require participants retiring after Dec. 31, 2003 to share in any increased medical costs.   Contributions will be determined annually and will increase at a

K62

rate similar to that of active nonagreement employees.   The amendment decreased the retiree medical benefit obligation by $51 million.

Pension and Other Postretirement Benefit Costs Components

	2004	2003	2002
	($ in millions)
Pension benefits
Service cost	$18	$20	$17
Interest cost	89	89	91
Curtailment loss	--	17	--
Expected return on plan assets	(149)	(158)	(179)
Amortization of prior service cost	3	5	4
Recognized net actuarial (gains) losses	3	2	(13)
Net benefit	$(36)	$(25)	$(80)

Other postretirement benefits
Service cost	$15	$18	$13
Interest cost	39	40	33
Curtailment loss	--	10	--
Special termination benefits	--	17	--
Expected return on plan assets	(12)	(12)	(13)
Amortization of prior service cost (benefit)	(9)	(7)	--
Amortization of unrecognized losses	16	14	--
Net cost	$49	$80	$33

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2004	2003	2002
Funded status:
Discount rate	5.75%	6.25%	6.75%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	6.25%	6.75%	7.25%
Return on assets in plans	9%	9%	9%
Future salary increases	4.5%	4.5%	5%

Health Care Cost Trend Assumptions

For measurement purposes at Dec. 31, 2004 , increases in the per capita cost of covered health care benefits were assumed to be 9% for 2004 and 8% for 2005.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2008 and remain at that level thereafter.

K63

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One percentage point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$8	$(6)
Postretirement benefit obligation	$82	$(69)

Contributions and Estimated Future Benefit Payments

In 2005, NS expects to contribute approximately $7 million to its unfunded pension plans for payments to pensioners and $44 million to its other postretirement benefit plans for retiree health benefits.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
	Benefits	Benefits
	($ in millions)

2005	$111	$44
2006	110	43
2007	107	44
2008	106	45
2009	106	46
Years 2010-2014	564	249

Beginning in 2006, the other benefit payments include an estimated annual $3 million reduction due to the Medicare Part D Subsidy.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $20 million in 2004, $18 million in 2003 and $11 million in 2002.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' expenses under these plans were $12 million in each of 2004, 2003 and 2002.

12.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board may grant stock options, stock appreciation rights ( SARs ), restricted shares and performance share units ( PSUs ), up to a maximum of 88,025,000 shares of Norfolk Southern Common

K64

Stock (Common Stock).   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broadly based issuance, stockholder approval was not required.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock.   Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant.   Options are exercisable at the fair market value of Common Stock on the date of grant.

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

Accounting Method

As disclosed in Note 1, NS applies APB Opinion 25 and related interpretations in accounting for awards made under the plans.   Accordingly, grants of PSUs , restricted shares, dividend equivalents, tax absorption payments and SARs result in charges to net income, while grants of stock options have no effect on net income.   Related compensation costs were $53 million in 2004, $29 million in 2003 and $23 million in 2002.   NS recognized additional paid-in capital of $30 million in 2004, $2 million in 2003 and $6 million in 2002 related to the tax benefit generated by stock option exercises.

Note 1 includes a table that illustrates the effect on net income and earnings per share had NS applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.   The pro forma amounts include compensation costs calculated using the Black- Scholes option-pricing model, with average expected option lives of five years; average risk-free interest rates of 3.2% in 2004, 2.8% in 2003 and 4.6% in 2002; average stock-price volatilities of 35% in 2004, 33% in 2003 and 32% in 2002; and dividend yields of zero.   These assumptions produced per-share grant-date fair values of $7.95 in 2004, $6.60 in 2003 and $8.26 in 2002.

Stock Option Activity

Weighted

		Average
	Option Shares	Exercise Price
Balance Dec. 31, 2001	33,413,523	$23.21

Granted	7,384,000	22.49
Exercised	(2,851,538)	17.48
Expired	(287,341)	26.73
Balance Dec. 31, 2002	37,658,644	$23.47

Granted	5,700,000	19.63
Exercised	(781,610)	16.13
Expired	(863,219)	24.37
Balance Dec. 31, 2003	41,713,815	$23.07

Granted	4,580,500	22.02
Exercised	(8,203,589)	19.60
Expired	(1,233,859)	24.53
Balance Dec. 31, 2004	36,856,867	$23.66

K65

Of the total options outstanding at Dec. 31, 2004 , 32 million were vested and have a weighted-average exercise price of $23.89.

Stock Options Outstanding

			Exercise Price	Number	Weighted Average
			Weighted	Outstanding	Remaining
Range			Average	at Dec. 31, 2004	Contractual Life
$15.48	-	$16.94	$ 16.22	7,493,546	5.6 years
19.63	-	22.49	21.51	15,752,409	7.9 years
24.31	-	27.69	27.44	5,495,162	3.7 years
29.46	-	33.25	32.14	8,115,750	3.5 years
$15.48	-	$33.25	$ 23.66	36,856,867	5.8 years

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   PSU grants and average grant-date fair market values were 831,000 and $22.02 in 2004; 946,000 and $19.63 in 2003; and 815,000 and $22.49 in 2002.   PSUs may be paid in the form of shares of Common Stock, cash or any combination thereof.   Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

Restricted Shares

Restricted share grants were 359,040 in 2004, with a grant-date fair market value of $22.02 and a three-year restriction period, and were 420,000 in 2003, with a grant date fair market value of $19.63 and a three-year restriction period.   At Dec. 31, 2004 and 2003, the balance of unearned compensation was $8 million and $5 million, relating to 726,540 restricted shares, and 391,800 shares, respectively.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP are as follows:

	2004	2003	2002
Available for future grants Dec. 31:
LTIP	14,033,053	17,994,726	23,645,146
TSOP	2,773,300	2,737,200	2,568,200

Shares of Common Stock issued:
LTIP	8,764,021	1,412,749	2,917,898
TSOP	8,700	--	--

K66

13.   Stockholders' Equity

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

Balance

		Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

Dec. 31, 2004
Unrealized gains on securities	$--	$1	$--	$1
Cash flow hedges	28	104	(85)	47
Minimum pension liability	(72)	--	--	(72)
Accumulated other
comprehensive loss	$(44)	$105	$(85)	$(24)

Dec. 31, 2003
Unrealized gains on securities	$1	$(1)	$--	$--
Cash flow hedges	18	46	(36)	28
Minimum pension liability	(84)	12	--	(72)
Accumulated other
comprehensive loss	$(65)	$57	$(36)	$(44)

K67

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2004
Net gain (loss) arising during the year:
Cash flow hedges	$171	$(67)	$104
Reclassification adjustments for gains
included in net income	(140)	55	(85)
Subtotal	31	(12)	19

Unrealized gains (losses) on securities	1	--	1
Other comprehensive income (loss)	$32	$(12)	$20

Year ended Dec. 31, 2003
Net gain (loss) arising during the year:
Cash flow hedges	$75	$(29)	$46
Reclassification adjustments for gains
included in net income	(59)	23	(36)
Subtotal	16	(6)	10

Unrealized gains (losses) on securities	(1)	--	(1)
Minimum pension liability	11	1	12
Other comprehensive income (loss)	$26	$(5)	$21

Year ended Dec. 31, 2002
Net gain (loss) arising during the year:
Cash flow hedges	$58	$(23)	$35
Reclassification adjustments for gains
included in net income	(10)	4	(6)
Subtotal	48	(19)	29

Reclassification adjustments for realized gains on
securities included in net income	(9)	4	(5)
Minimum pension liability	(34)	--	(34)
Other comprehensive income (loss)	$5	$(15)	$(10)

In 2004, 2003 and 2002, Conrail recorded a $3 million gain, a $25 million gain and a $59 million loss, respectively, in other comprehensive income (loss) related to its minimum pension liability.   NS' “Other comprehensive income (loss)” includes a $2 million gain for 2004, a $14 million gain for 2003 and a $34 million loss for 2002, arising from the Conrail adjustments.

K68

Undistributed Earnings of Equity Investees

“Retained income” includes undistributed earnings of equity investees , principally attributable to NS' equity in the earnings of Conrail, of $19 million at Dec. 31, 2004 ; $455 million at Dec. 31, 2003 ; and $375 million at Dec. 31, 2002 ..

14.   Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	2004	2003	2002
	($ in millions except per share, shares in millions)

Income available to common stockholders for
basic and diluted computations	$923	$535	$460

Basic earnings per share:
Weighted-average shares outstanding	394.2	389.8	388.2
Basic earnings per share	$2.34	$1.37	$1.18

Diluted earnings per share:
Weighted-average shares outstanding per above	394.2	389.8	388.2
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	5.1	1.9	2.3
Adjusted weighted-average shares outstanding	399.3	391.7	390.5
Diluted earnings per share	$2.31	$1.37	$1.18

These calculations exclude options whose exercise price exceeded the average market price of Common Stock as follows:   13 million in 2004, 28 million in 2003 and 24 million in 2002.

There are no adjustments to “Net income” or “Income from continuing operations” for the diluted earnings per share computations.

K69

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

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$125	$134	$32	$40
Notes receivable	93	107	93	105
Long-term debt	(7,525)	(8,577)	(7,160)	(8,101)

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

Carrying amounts of marketable securities reflect unrealized holding gains of $1 million on Dec. 31, 2004 and 2003.   Sales of “available-for-sale” securities were immaterial for the years ended Dec. 31, 2004 , 2003 and 2002.

16.   Derivative Financial Instruments

On Jan. 1, 2001, NS adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (SFAS No. 138).   The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.   Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in “Other comprehensive income,” or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.   The settlements of the hedges will result in the reclassification into diesel fuel expense of the related gains or losses recorded as a component of “Other comprehensive income.”

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

K70

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

Following is a summary of NS' diesel fuel swaps:

		2004	2003
Number of swaps entered into during the year		120	286
Approximate number of gallons hedged (millions)		157	374
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.86	$0.76

	2005	2006	2007
Percent of estimated future diesel fuel consumption covered as of Dec. 31, 2004	36%	4%	--

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for each month within any 36-month period.   After taking into account the effect of the hedging, diesel fuel costs represented 8% of NS' operating expenses for the year ended Dec. 31, 2004 , and 7% for each of the years ended Dec. 31, 2003 and 2002.

NS' fuel hedging activity resulted in decreases in diesel fuel expenses of $140 million, $59 million and $10 million for 2004, 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair value of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $5 million in 2004 and less than $1 million in both 2003 and 2002.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $151 million, or 2.2%, and $186 million, or 2.8%, of its fixed rate debt portfolio hedged as of Dec. 31, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS’ interest rate hedging activity resulted in decreases in interest expenses of $6 million, $10 million and $9 million for 2004, 2003 and 2002, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments as of Dec. 31, 2004 and 2003, were determined based upon current fair market values as quoted by an independent third party.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash

K71

transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows.   “Accumulated other comprehensive income (loss),” a component of “Stockholders' equity,” included unrealized gains of $75 million (pretax) as of Dec. 31, 2004, and $40 million (pretax) as of Dec. 31, 2003, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$9	$16
Gross fair market (liability) position	--	--
Fuel hedges:
Gross fair market asset position	81	45
Gross fair market (liability) position	--	--
Total net asset (liability) position	$90	$61

17.   Discontinued Operations - Motor Carrier

On March 28, 1998 , NS sold all the common stock of North American Van Lines, Inc.   (NAVL), its motor carrier subsidiary.   Results in 2003 include an additional after-tax gain of $10 million, or 3 cents per share (basic and diluted), that resulted from resolution of tax issues related to the transaction.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims.   NS engages an independent consulting actuarial firm to aid in valuing its liability for personal injury, occupational and third-party claims.   Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.   The variability inherent in this system could result in actual costs being very

K72

different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability after considering applicable insurance coverage is adequate to cover the future payments of claims and is supported by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual emergence of loss may vary from the actuarial estimate.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.   The actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS’ experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS adjusts its liability to the actuarially determined amount.   Given the inherent uncertainty in the ultimate outcome of third-party claims, it is possible that future settlement costs may differ from the estimated liability recorded.

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

K73

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $64 million at Dec. 31, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Dec. 31, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Corporate Reorganization and relates to sites on the former PRR properties.   At Dec. 31, 2004 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 210 known locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 210 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability – for acts and omissions, past, present and future - is inherent in the railroad business.   Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

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

Insurance

NS obtains on behalf of itself and its subsidiaries commercial insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (up to $25 million per occurrence for bodily injury and property damage to third parties and $12.5 million per occurrence for property owned by NS or in NS’ care, custody or control).

K74

Purchase Commitments

NSR had outstanding purchase commitments of approximately $121 million in connection with its 2005 capital program.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $26 million through 2007.

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

NS has outstanding warranty liabilities primarily related to work performed at its locomotive facilities.   NS has recorded a reserve of less than $1 million as of Dec. 31, 2004 and $1 million as of Dec. 31, 2003 , for these warranties.

As of Dec. 31, 2004 , certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Six other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

Subsequent Event

On Jan. 6, 2005 , a derailment occurred in Graniteville , SC.   NS expects the first quarter of 2005 to reflect operating expenses related to this incident of between $30 million and $40 million (pretax).   The amount includes NS’ self-insured retention under its insurance policies, as well as other uninsured costs.   Although potential losses may exceed self-insured retention amounts NS expects at this time, that insurance coverage is adequate to cover such potential claims or settlements.   This amount does not include any fines or penalties that could be imposed.

K75

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2004
Railway operating revenues	$1,693	$1,813	$1,857	$1,949
Income from railway operations	346	425	469	462
Net income	158	213	288 [1]	264
Earnings per share:
Basic	$0.40	$0.55	$0.73 [1]	$0.66
Diluted	$0.40	$0.54	$0.72 [1]	$0.65

2003
Railway operating revenues	$1,561	$1,633	$1,598	$1,676
Income from railway operations	231	298	311	224 [3]
Income from continuing operations before accounting changes	85	137	137	52 [3]
Net income	209 [2]	137	137	52 [3]
Earnings per share – basic and diluted:
Income from continuing operations before accounting changes	$0.22	$0.35	$0.35	$0.13 [3]
Net income	$0.54 [2]	$0.35	$0.35	$0.13 [3]
[1] Includes a $53 million or 13 cents per share gain from the Conrail Corporate Reorganization (see Note 2 to the Consolidated Financial Statements).

[2] Includes a $114 million, or 29 cents per share, increase related to required accounting changes (see

  Note 1 to the Consolidated Financial Statements), and a $10 million, or 3 cents per share, gain from discontinued operations (see Note 17 to the Consolidated Financial Statements).

[3] Includes a $107 million pretax charge for a voluntary separation program (see Note 11 to the

  Consolidated Financial Statements), which reduced net income by $66 million or 17 cents per share.

  Also includes an $84 million impairment charge (see Note 6 to the Consolidated Financial Statements),

   which reduced net income by $53 million or 13 cents per share.

K76

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004.   Based on such evaluation, such officers have concluded that, as of December 31, 2004 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

The management of Norfolk Southern is responsible for establishing and maintaining adequate internal control over financial reporting.   The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to the Corporation’s ability to record, process, summarize and report reliable financial data.   Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.   Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.   Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Corporation’s   internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004 ..   This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 ..

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Corporation's accounting policies, financial reporting and internal control.   The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management.   The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Norfolk Southern’s management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern’s independent registered public accounting firm has issued a report on this assessment.   These reports appear in Item II, Part 8 of this report on Form 10-K.

During the fourth quarter of 2004, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal controls over financial reporting.

K77

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.   Directors and Executive Officers of the Registrant ..

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the subcaptions “Committees” (including the information appearing under “Audit Committee”) and “Corporate Governance” under the caption “Board of Directors;” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 2005, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.   The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part  I hereof beginning under “Executive Officers of the Registrant.”

Item 11.   Executive Compensation ..

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors and under the caption “Executive Compensation” for executives, including the information appearing in the “Summary Compensation Table” and under the subcaptions “Long-Term Incentive Plan” (including the three tables therein), “Pension Plans” (including the table therein), and “Change in Control Arrangements” in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 2005, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..

In accordance with General Instruction  G(3), information called for by Item 12, Part III, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 2005, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K78

Equity Compensation Plan Information (as of Dec. 31, 2004 )

					Number of securities
					remaining available
	Number of securities		Weighted-average		for future issuance under equity
	to be issued upon		exercise price		compensation plans
	exercise of		of outstanding		(excluding
Plan	outstanding options,		options, warrants		securities reflected
category	warrants and rights		and rights		in column (a))
	(a)		(b)		(c)
Equity compensation
Plans approved by
security holders[1]	34,325,304		23.14	[4]	13,854,425	[5]

Equity compensation
Plans not approved by
security holders[2]	5,123,563	[3]	26.91	[3]	2,990,928	[6]

Total	39,448,867		23.66		16,845,353

[1] The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2] The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred
Stock Option Plan and the Directors' Restricted Stock Plan.
[3] Includes options and performance share units granted under the Long-Term Incentive Plan on 1,896,863 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[4] Calculated without regard to 2,592,000 outstanding performance share units.
[5] Of the shares remaining available for grant under plans approved by stockholders, 2,638,378 are available for grant as restricted shares or performance shares under the Long-Term Incentive Plan.
[6] Of the shares remaining available for grant under plans not approved by stockholders, 39,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan.

Norfolk Southern Corporation Long-Term Incentive Plan (“LTIP”)

Established on June 28, 1983 , and approved by the stockholders at their Annual Meeting most recently on May 10, 2001 , LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for officers and other key employees to acquire a proprietary interest in the Corporation.   On January 23, 2001 , the Board of Directors approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern.   The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.   Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.   Also on that date, the Board adopted an amended plan which included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Norfolk Southern Common Stock, with no more than 6 million of such additional shares to be awarded as restricted shares or performance shares (including performance share units earned as performance shares).   This amended plan was approved by stockholders on May 10, 2001 ..

Non-employee directors, officers and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.   Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and performance share units (in addition, dividend equivalents may be awarded for options and

K79

performance share units).   The Committee may establish such terms and conditions for the awards as provided in the plan.

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

Norfolk Southern Corporation Directors' Restricted Stock Plan

The Norfolk Southern Corporation Directors' Restricted Stock Plan (“Plan”) was adopted on January 1, 1994 , and is designed to increase ownership of Norfolk Southern's Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders.   The Plan has not been approved by stockholders.   Currently, a maximum of 66,000 shares of Corporation Common Stock may be granted under the Plan.   To make the grants to eligible directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Common Stock already owned by one or more of Norfolk Southern's subsidiary companies.

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

K80

The restriction period begins on the date of the grant and ends on the earlier of death or six months after the eligible director ceases to be a director by reason of disability or retirement.   Directors will forfeit the right to receive the restricted shares if they cease to serve as a director of Norfolk Southern for reasons other than their disability, retirement or death.

Item 13.   Certain Relationships and Related Transactions ..

In accordance with General Instruction  G(3), information called for by Item 13, Part III, is incorporated herein by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in Norfolk Southern's definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 2005, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 14.   Principal Accountant Fees and Services.

In accordance with General Instruction G(3), information called for by Item 14, Part III is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement, for the Norfolk Southern Annual Meeting of Stockholders to be held on May 12, 2005, which definitive proxy statement will be filed electronically with the Commission pursuant to Regulation 14A.

K81

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K ..

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K38
		Reports of Independent Registered Public Accounting Firm	K39
		Consolidated Statements of Income, Years ended Dec. 31, 2004, 2003 and 2002	K42
		Consolidated Balance Sheets As of Dec. 31, 2004 and 2003	K43
		Consolidated Statements of Cash Flows, Years ended Dec. 31, 2004, 2003 and 2002	K44
Consolidated Statements of Changes in Stockholders' Equity, Years ended
		Dec. 31, 2004, 2003 and 2002	K45
		Notes to Consolidated Financial Statements	K46

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K92

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit
Number		Description

3		Articles of Incorporation and Bylaws -

3( i )		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated
By reference to Exhibit 3( i ) to Norfolk Southern Corporation's 10-K filed on March 5, 2001 ..

3(ii)		The Bylaws of Norfolk Southern Corporation, as amended Jan. 25, 2005 , are incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on
Jan. 25, 2005 ..

K82

4		Instruments Defining the Rights of Security Holders, Including Indentures:

(a)

Indenture, dated as of January 15, 1991 , from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation's Registration Statement on Form S-3 (No.   33-38595).

(b)

First Supplemental Indenture, dated May 19, 1997 , between Norfolk Southern Corporation and First Trust of New York, National Association, as Trustee, related to the issuance of notes in the principal amount of $4.3 billion, is incorporated herein by reference to Exhibit 1.1(d) to Norfolk Southern Corporation’s Form 8-K filed on May 21, 1997 ..

(c)

Second Supplemental Indenture, dated April 26, 1999 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated herein by reference to Exhibit 1.1(c) to Norfolk Southern Corporation’s Form 8-K filed on April 30, 1999 ..

(d)

Third Supplemental Indenture, dated May 23, 2000 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $600 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 25, 2000 ..

(e)

Fourth Supplemental Indenture, dated as of February 6, 2001 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on February 7, 2001 ..

(f)

Fifth Supplemental Indenture, dated as of July 5, 2001 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $250 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on July 5, 2001 ..

(g)

Rights Agreement, dated as of September 26, 2000 , between Norfolk Southern Corporation and The Bank of New York, with exhibits thereto, is incorporated herein by reference to Exhibit 4 to Norfolk Southern Corporation's Form 8-K filed on

September 26, 2000 ..

(h)

Sixth Supplemental Indenture, dated as of April 30, 2002 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $200 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 1, 2002 ..

( i )

Seventh Supplemental Indenture, dated as of April 30, 2002 , between Norfolk Southern Corporation and U.S.   Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $100 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 1, 2002 ..

K83

(j)

Amendment to Rights Agreement, dated as of November 26, 2002 , between Norfolk Southern Corporation and The Bank of New York, with exhibits thereto, is incorporated by reference to Exhibit 4 to Norfolk Southern Corporation's Form 8-K filed on November 26, 2002 ..

(k)

Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of 5.257% Notes due 2014 (“Securities”) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8‑K filed on September 23, 2004.

(l)

The Indenture, dated August 27, 2004 , among PRR Newco , Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004 ..

(m)

The First Supplemental Indenture, dated August 27, 2004, among PRR Newco , Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

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

K84

(d)

Shared Assets Area Operating Agreement for North Jersey , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc.   and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999 ..

(e)

Shared Assets Area Operating Agreement for South Jersey / Philadelphia , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc.   and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999 ..

(f)

Shared Assets Area Operating Agreement for Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc.   and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999 ..

(g)

Amendment No.   1, dated as of June 1, 2000 , to the Shared Assets Areas Operating Agreement for North Jersey , South Jersey/Philadelphia and Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc.   and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Corporation's 10-K filed on March 5, 2001 ..

(h)

Amendment No.   2, dated as January 1, 2001 , to the Shared Assets Area Operating Agreements for North Jersey , South Jersey/Philadelphia and Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc.   and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002 ..

( i )

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

(j)

Monongahela Usage Agreement, dated as of June 1, 1999 , by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999 ..

(k)

The Agreement, entered into as of July 27, 1999 , between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10( i ) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000 ..

K85

(l)

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

(m)

The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2000 , is incorporated by reference herein from Exhibit 10(1) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000 ..

(n)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 28, 2003 , is incorporated herein by reference to Exhibit 10(p) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003 ..

(o)

The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000 , is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

(p)

The Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective January 20, 2001 , is incorporated herein by reference to Exhibit 10(o) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

(q)

The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective January 23, 2001 , is incorporated herein by reference to Exhibit 10(p) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

(r)

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective January 1, 1994 , as restated November 24, 1998 , is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999 ..

(s)

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

(t)

Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of August 22, 1999, is incorporated herein by reference from Exhibit 10(r) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

(u)

The Norfolk Southern Corporation Directors' Charitable Award Program, effective February 1, 1996 , is incorporated herein by reference from Exhibit 10(v) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002 ..

K86

(v)

The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective January 28, 2003 , is incorporated herein by reference to Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003 ..

(w)

Agreement, dated as of October 1, 2001 , providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on November 9, 2001 ..   The agreement was entered into with L. Ike Prillaman , Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, Vice Chairman and Chief Financial Officer.

(x)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective January 28, 2003 , is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003 ..

(y)

The Norfolk Southern Corporation Restricted Stock Unit Plan, effective January 28, 2003 , is incorporated herein by reference to Exhibit 10(bb) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003 ..

(z)

The Norfolk Southern Corporation Executive Life Insurance Plan, as amended, effective October 1, 2003 , is incorporated herein by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on October 31, 2003 ..

( aa )

Amendment No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10( dd ) to Norfolk Southern Corporation’s Form 10-Q filed on July 30, 2004.

(bb)

Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco , Inc. and PRR Newco , Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(cc)

Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

( dd )

Tax Allocation Agreement, dated as of August 27, 2004 , by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004 ..

K87

( ee )

Credit Agreement dated as of August 31, 2004 , between Norfolk Southern Corporation and various lenders, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on September 7, 2004 ..

(ff)

Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement, as amended, under the Norfolk Southern Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005.

( gg )

Form of 2005 Restricted Share Agreement, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005 ..

( hh )

Form of 2005 Performance Share Unit Award, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005 ..

(ii)

Form of 2005 Restricted Stock Unit Agreement, as amended, under the Norfolk Southern Corporation Restricted Stock Unit Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005 ..

12		Statement re: Computation of Ratio of Earnings to Fixed Charges.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

31		Rule 13a-14(a)/ 15d-14(a) Certifications ..

32		Section 1350 Certifications.

99		Annual CEO Certification pursuant to NYSE Rule 303A.12( a).

(B)		Reports on Form 8-K.

A report on Form 8-K was filed on November 23, 2004, advising that Performance-Based Compensation Committee of the Norfolk Southern Corporation Board of Directors approved the Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement, the Form of 2005 Restricted Share Agreement and Form of 2005 Performance Share Unit Award under the Norfolk Southern Corporation Long-Term Incentive Plan and the Form of 2005 restricted Stock Unit Agreement under the Norfolk Southern Corporation Restricted Stock Unit Plan, and attaching each as exhibits.

K88

A report on Form 8-K/A was filed on November 12, 2004, amending the Corporation’s Form 8-K previously filed on September 2, 2004, and describing the pro forma effects of the Conrail Corporate Reorganization on the Corporation’s financial statements and attaching as an exhibit the following financial statements for Pennsylvania Lines LLC and its subsidiaries:   Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001; Consolidated Balance Sheets for the years ended December 31, 2003 and 2002; and Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001; Report of Independent Registered Public Accounting Firm.

A report on Form 8-K was filed on October 22, 2004, advising of the Corporation’s review of the Surface Transportation Board’s decision in two pending rate cases brought by Duke Energy Corp. and Carolina Power & Light Company and attaching as an exhibit the related press release.

A report on Form 8-K was furnished on October 20, 2004, advising of the Corporation’s third-quarter 2004 results and attaching as an exhibit the related press release, which included the following financial statements for the Corporation and its subsidiaries:   Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2004 and 2003; Consolidated Balance Sheets (Unaudited) for September 30, 2004, and December 31, 2003; and Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003.

A report on Form 8-K was filed October 1, 2004 , advising that the Corporation had announced a series of senior-level executive and organizational changes approved by its Board of Directors, including the election of a President, and attaching as an exhibit the related press release.

(C)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A )3 are filed herewith or incorporated herein by references.

(D)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A )2 or are otherwise not required or are not applicable.

K89

POWER OF ATTORNEY

Each person whose signature appears below under “SIGNATURES” hereby authorizes Henry C. Wolf, James A. Hixon and James A. Squires or any one of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf, James A. Hixon and James A. Squires or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2005.

NORFOLK SOUTHERN CORPORATION

By:  /s/ David R. Goode

       (David R.   Goode,

        Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February, 2005, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ David R. Goode	Chairman and Chief Executive Officer and Director
(David R. Goode)	(Principal Executive Officer)

/s/ Charles W. Moorman	President and Director
(Charles W. Moorman)

/s/ Henry C. Wolf	Vice Chairman and Chief Financial Officer
(Henry C. Wolf)	(Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

K90

/s/ Gerald L. Baliles	Director
(Gerald L. Baliles )

/s/ Gene R. Carter	Director
(Gene R. Carter)

/s/ Alston D. Correll	Director
(Alston D. Correll )

/s/ Landon Hilliard	Director
(Landon Hilliard)

/s/ Burton M. Joyce	Director
( Burton M. Joyce)

/s/ Steven F. Leer	Director
(Steven F. Leer)

/s/ Jane Margaret O’Brien	Director
(Jane Margaret O'Brien)

/s/ Harold W. Pote	Director
(Harold W. Pote )

/s/ J. Paul Reason	Director
(J. Paul Reason)

K91

				Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2002 , 2003 and 2004
(In millions of dollars)

		Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year ended December 31, 2002
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$18	$6	$--	$--	$24
Casualty and other claims included in other liabilities	$265	$119	$9[1]	$139[3]	$254
Current portion of casualty and other claims included in accounts payable	$192	$32	$124[1]	$141[4]	$207

Year ended December 31, 2003
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$24	$--	$--	$2 [2]	$22
Casualty and other claims included in other liabilities	$254	$134	$6[1]	$124[3]	$270
Current portion of casualty and other claims included in accounts payable	$207	$34	$125[1]	$148[4]	$218

Year ended December 31, 2004
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$22	$--	$--	$1 [2]	$21
Casualty and other claims included in other liabilities	$270	$112	$48[1]	$115 [3]	$315
Current portion of casualty and other claims included in accounts payable	$218	$23	$124[1]	$143 [4]	$222

[1] Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

[2]Reclassifications to/from other assets.

[3] Payments and reclassifications to/from accounts payable.

[4] Payments and reclassifications to/from other liabilities.

K92

EXHIBIT INDEX

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic

Submission
Exhibit
Number	Description

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Norfolk Southern Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/ 15d-14(a) Certifications ..

32	Section 1350 Certifications.

99	Annual CEO Certification pursuant to NYSE Rule 303A.12( a).

Exhibits 23, 31, 32 and 99 are included; remaining exhibits are not included in copies assembled for public dissemination.   These exhibits are included in the 2004 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary

Norfolk Southern Corporation

Three Commercial Place

Norfolk , Virginia 23510-9219

K93