Form 10-Q
period 2005-03-31
NORFOLK SOUTHERN CORP
filed 2005-04-29
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2005

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
practicable date:

Class

Outstanding as of March 31, 2005

Common Stock (par value $1.00)		404,274,324 (excluding 20,907,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three Months Ended March 31, 2005 and 2004

		Consolidated Balance Sheets	4
		March 31, 2005 and Dec. 31, 2004

		Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2005 and 2004

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	14

	Item 2.	Management's Discussion and Analysis of	15
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	22
		About Market Risks

	Item 4.	Controls and Procedures	22

Part II.	Other Information:

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6.	Exhibits	23

Signatures			24

Exhibit Index			24

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	($ in millions except per share amounts)

Railway operating revenues
Coal	$467	$398
General merchandise	1,086	967
Intermodal	408	328
Total railway operating revenues	1,961	1,693

Railway operating expenses
Compensation and benefits	604	545
Materials, services and rents	436	365
Conrail rents and services (Note 2)	35	102
Depreciation (Note 2)	193	129
Diesel fuel	150	107
Casualties and other claims (Note 8)	78	40
Other	62	59
Total railway operating expenses	1,558	1,347

Income from railway operations	403	346

Other income - net	2	10
Interest expense on debt	(128)	(121)

Income before income taxes	277	235
Provision for income taxes	83	77

Net income	$194	$158

Per share amounts (Note 6):
Net income
Basic	$0.48	$0.40
Diluted	$0.47	$0.40

Dividends	$0.11	$0.08

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	Dec. 31,
	2005	2004
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$864	$467
Short-term investments	255	202
Accounts receivable, net (Note 8)	890	767
Materials and supplies	114	104
Deferred income taxes	216	187
Other current assets	256	240
Total current assets	2,595	1,967

Investments (Note 2)	1,525	1,499
Properties less accumulated depreciation	20,474	20,526
Other assets (Note 8)	893	758
Total assets	$25,487	$24,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (Note 8)	$1,098	$1,090
Income and other taxes	227	210
Other current liabilities	295	239
Current maturities of long-term debt	557	662
Total current liabilities	2,177	2,201

Long-term debt (Note 5)	7,125	6,863
Other liabilities (Note 8)	1,313	1,146
Deferred income taxes	6,618	6,550
Total liabilities	17,233	16,760

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 425,181,449 and
421,346,107 shares, respectively	425	421
Additional paid-in capital	833	728
Unearned restricted stock (Note 1)	(25)	(8)
Accumulated other comprehensive loss (Note 7)	(2)	(24)
Retained income	7,043	6,893
Less treasury stock at cost, 20,907,125 shares	(20)	(20)
Total stockholders' equity	8,254	7,990

Total liabilities and stockholders' equity	$25,487	$24,750

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	($ in millions)
Cash flows from operating activities
Net income	$194	$158
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	197	132
Deferred income taxes	24	28
Equity in earnings of Conrail	(6)	(15)
Gains and losses on properties and investments	(7)	(1)
Changes in assets and liabilities affecting operations:
Accounts receivable	(52)	(71)
Materials and supplies	(10)	(5)
Other current assets	23	20
Current liabilities other than debt	36	40
Other - net	9	(28)
Net cash provided by operating activities	408	258

Cash flows from investing activities
Property additions	(144)	(172)
Property sales and other transactions	4	1
Investments, including short-term	(303)	(23)
Investment sales and other transactions	216	1
Net cash used for investing activities	(227)	(193)

Cash flows from financing activities
Dividends	(44)	(32)
Common stock issued - net	66	5
Proceeds from borrowings	332	88
Debt repayments	(138)	(303)
Net cash provided by (used for) financing activities	216	(242)

Net increase (decrease) in cash and cash equivalents	397	(177)

Cash and cash equivalents
At beginning of year	467	284

At end of period	$864	$107

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$70	$71
Income taxes	$--	$--

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of March 31, 2005, and its results of operations and its cash flows for the three months ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS' latest Annual Report on Form 10‑K.

Certain amounts have been reclassified to conform to current presentation.   Specifically, $112 million of auction rate securities held at Dec. 31, 2004 , previously classified as cash equivalents have been reclassified as short-term investments.   These securities were sold in the first quarter of 2005 at market value, which was equal to their carrying cost, and accordingly are included in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows.   There were no auction rate securities held at the beginning of 2004.   In addition, the following items shown in the Consolidated Balance Sheet as of Dec. 31, 2004, have been reclassified to conform to the current presentation in the Consolidated Balance Sheets filed herewith: (1) "Investment in Conrail" and the amount of investments included in "Other assets" have been reclassified and comprise "Investments" and (2) "Due to Conrail" has been reclassified and is included in the amount shown for "Accounts payable."

1.   Stock-Based Compensation

During the first quarter of 2005, a committee of nonemployee directors of NS' Board granted stock options, performance share units (PSUs) and restricted shares pursuant to the stockholder-approved Long-Term Incentive Plan.   Options to purchase 1,353,600 shares were granted with an option price of $34.10, which was the fair market value of Common Stock on the date of grant.   The options have a term of ten years, but may not be exercised prior to the third anniversary of the date of grant.   PSUs granted totaled 1,344,400 and will be awarded based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.   Restricted shares granted totaled 576,240 and have a five-year vesting and restriction period unless certain predetermined stock performance goals are met at the end of three years, in which case the shares become fully vested and the restrictions are lifted.

NS applies the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans.   As a result, the grants of PSUs and restricted shares result in charges to net income, while the stock-option grant did not result in a charge to net income.   The portion of the restricted stock that has not yet been earned is shown as a reduction of stockholders' equity on NS' Consolidated Balance Sheet.

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

	Three Months Ended
	March 31,
	2005	2004
	($ in millions, except per share)

Net income, as reported	$194	$158
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	7	2
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(8)	(7)
Pro forma net income	$193	$153

Earnings per share:
As reported
Basic	$0.48	$0.40
Diluted	$0.47	$0.40

Pro forma
Basic	$0.48	$0.39
Diluted	$0.47	$0.39

2.   Investments

	March 31, 2005	Dec. 31, 2004
Investment in Conrail Inc.	$ 811	$ 805
Other equity method investments	317	313
Company-owned life insurance at net cash surrender value	269	254
Other investments	128	127
Total investments	$ 1,525	$ 1,499

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS applies the equity method of accounting to its investment in Conrail.

On August 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by Norfolk Southern Railway (NSR) and CSX Transportation Inc. (CSXT) of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Corporate Reorganization, NSR operated the routes and assets of PRR, and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Corporate Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail's debtholders.   As a result of the transaction NSR and CSXT issued new unsecured debt securities in exchange for Conrail debentures and entered into leases and subleases with Conrail to support its secured debt obligations in proportion to their economic ownership percentages.

CRC continues to own and operate certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSXT.   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   After the Conrail Corporate Reorganization, "Conrail rents and services" reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the former PRR assets) are reflected in their respective line items.   Accordingly, "Conrail rents and services" includes:   (1) expenses for amounts due to PRR for use by NSR of operating properties and equipment prior to the Conrail Corporate Reorganization, (2) NS' equity in the earnings of Conrail, net of amortization, prior to the Conrail Corporate Reorganization, and (3) expenses for amounts due to CRC for operation of the Shared Assets Areas.   NS' equity in the earnings of Conrail, net of amortization, after the reorganization is included in "Other income - net."

"Accounts payable" includes $86 million at March 31, 2005 , and $78 million at Dec. 31, 2004 , due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes a $32 million long-term advance from Conrail entered into in the first quarter of 2005 and bears interest at 4.5%.

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR under the operating and lease agreements was borrowed back from a subsidiary of PRR, and this note was effectively extinguished by the reorganization in 2004.   These borrowings amounted to $69 million in the first three months of 2004.

3.  Derivative Financial Instruments

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

Following is a summary of NS' diesel fuel swaps:

	First Quarter
	2005	2004
Number of swaps entered into during the first quarter	--	72
Approximate number of gallons hedged (millions)	--	92
Approximate average price per gallon of Nymex
No. 2 heating oil	n/a	$0.83

           Remainder of

	2005	2006
Percent of estimated future diesel fuel consumption covered as of March 31, 2005	32%	4%

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period. After taking into account the effect of the hedges, diesel fuel costs represented 10% and 8% of NS' operating expenses in the first quarters of 2005 and 2004, respectively.

NS' fuel hedging activity resulted in net decreases in diesel fuel expense of $40 million for first quarter 2005 and $23 million for first quarter 2004.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $1 million expense in the first quarter of 2005 and a $3 million benefit in the first quarter of 2004.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $141 million and $151 million, or about 2%, of its fixed rate debt portfolio hedged at March 31, 2005 , and Dec. 31, 2004 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS' interest rate hedging activity resulted in decreases in interest expenses of $1 million and $2 million for first quarter 2005 and 2004, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at March 31, 2005 and Dec. 31, 2004 , were determined based upon current fair market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains (pretax) of $115 million and $75 million at March 31, 2005, and Dec. 31, 2004, respectively, relating to an increase in the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2005	2004
	($ in millions)
Interest rate hedges
Gross fair market asset position	$6	$9
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	118	81
Gross fair market (liability) position	--	--
Total net asset position	$124	$90

4.   Pensions and Other Postretirement Benefits

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2005	2004	2005	2004
	Pension Benefits		Other Benefits

Service cost	$6	$4	$4	$4
Interest cost	21	22	12	11
Expected return on plan assets	(38)	(37)	(3)	(4)
Amortization of prior service cost (benefit)	1	1	(3)	(3)
Recognized net actuarial losses	4	1	--	--
Amortization of unrecognized losses	--	--	5	4
Net (benefit) cost	$(6)	$(9)	$15	$12

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2004 , that it expected to contribute $7 million to its unfunded pension plans and $44 million to its other postretirement benefit plans in 2005.   For the three months ended March 31, 2005 , $1 million and $11 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $6 million to its unfunded pension plans for a total of $7 million and an additional $33 million to fund its other postretirement benefit plans in 2005 for a total of $44 million.

5. Long-Term Debt

On March 11, 2005, NS issued $300 million of 6% Senior Notes due March 2105 under its shelf registration statement on Form S-3 filed with the SEC in September 2004.   At March 31, 2005 , $700 million is available for future issuance under this registration statement.

NS has commenced offers to exchange existing notes for new notes and cash as described in the registration statement on Form S-4 and the related prospectuses filed with the SEC in April 2005.   The purpose of the exchange offers is to improve NS' debt maturity profile.

6.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004
	(in millions)

Weighted-average shares outstanding	401.8	391.2
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	8.3	2.8

Diluted weighted-average shares outstanding	410.1	394.0

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows: none in 2005 and 22 million in 2004.   There are no adjustments to "Net income" for the diluted earnings per share computations.

7.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2005	2004
	($ in millions)

Net income	$194	$158
Other comprehensive income	22	7

Total comprehensive income	$216	$165

For NS, "Other comprehensive income" reflects primarily the fair value adjustments, net of tax, to certain derivative financial instruments.

8.    Commitments and Contingencies

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims.   NS engages an independent consulting actuarial firm to aid in valuing its liability for these claims.   Job-related accidental injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability after considering applicable insurance coverage is adequate to cover the future payments of claims and is supported by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In the first quarter of 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS' self-insured retention, including NS' response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS' insurance carriers.   First-quarter expenses include approximately $35 million related to this incident, which represents NS' retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its total loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in the first quarter of 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual loss may vary from the actuarial estimate.

Occupational claims - Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS' history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management's judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm's estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS' experience into the future as far as can be reasonably determined.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims - NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.   The actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS' experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS adjusts its liability to the actuarially determined amount.   Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that future settlement costs may differ from the estimated liability recorded.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) on the balance sheet and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $64 million at  March 31, 2005 , and at Dec. 31, 2004 (of which $12 million was accounted for as a current liability in each period).   At March 31, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 206 known locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 206 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Insurance

NS obtains on behalf of itself and its subsidiaries commercial insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (up to $25 million per occurrence for bodily injury and property damage to third parties and $12.5 million per occurrence for property owned by NS or in NS' care, custody or control).

Purchase Commitments

As of March 31, 2005 , NSR had outstanding purchase commitments of approximately $481 million in connection with its 2005 and 2006 capital programs, including 102 locomotives in 2005 and 183 locomotives in 2006.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $23 million through 2007.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2005 , and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004.   These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2005, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 , is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 26, 2005

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

First-quarter net income was $194 million in 2005, compared with $158 million in 2004.   The increase was the result of a $57 million, or 16%, increase in income from railway operations, which was driven by a 16% rise in revenues, which reflected increased volumes as well as higher rates and fuel surcharges.   Railway operating expenses rose 16%, reflecting increased traffic volume, higher diesel fuel prices and costs arising from the derailment in Graniteville, SC (see Note 8), which amounted to approximately $35 million and reduced net income by $21 million.

Railway Operating Revenues

First-quarter railway operating revenues were a record $1.96 billion in 2005, up $268 million, or 16%, compared with the first quarter of 2004.   As shown in the following table, the increase was the result of increased average revenues and higher traffic volume.

First Quarter
2005 vs. 2004
Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$102
Revenue per unit/mix	166

Total	$268

Revenues, carloads and revenue per unit for the commodity groups were as follows:

	First Quarter
	Revenues		Carloads		Revenue per Unit
	2005	2004	2005	2004	2005	2004
	($ in millions)		(in thousands)		($ per unit)

Coal	$467	$398	420.6	406.3	$1,111	$979
General merchandise:
Automotive	251	248	159.2	166.9	1,579	1,486
Chemicals	231	203	112.1	110.2	2,058	1,844
Metals/construction	224	183	185.8	177.2	1,206	1,033
Agr./consumer prod./govt.	193	176	145.5	141.0	1,323	1,251
Paper/clay/forest	187	157	113.4	107.3	1,650	1,459
General merchandise	1,086	967	716.0	702.6	1,517	1,377

Intermodal	408	328	726.5	648.1	561	506

Total	$1,961	$1,693	1,863.1	1,757.0	$1,053	$964

Coal

First-quarter coal revenues increased $69 million, or 17%, compared with last year.   Total traffic volume was up 4%, principally due to higher utility and export coal volume.   Utility coal volume rose 3% due to increased demand for coal fired generation caused by high, volatile natural gas prices in addition to the first quarter shut down of five nuclear power plants for maintenance.   Export coal volume increased 19%, due to sustained global demand for metallurgical coal and coke.   Domestic metallurgical coal shipments rose 9% due to increased demand for the production of coke for the steel market.   Average revenue per carload was up 13%, reflecting increased rates, a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic) and the effects of a fuel surcharge.

NS is involved in rate cases with two of its utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L).   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS' tariff rates for the transportation of coal were unreasonable.   On Oct. 20, 2004 , in a consolidated decision, the STB found NS' rates to be reasonable in both cases.   At the STB's invitation, Duke and CP&L each initiated proceedings to determine whether phasing constraints should apply.   As the STB has explained, the phasing constraint is an independent constraint relating not to the reasonableness of a rate, but to the reasonableness of collecting it immediately.   The Interstate Commerce Commission (the predecessor to the STB) had previously issued guidelines for phasing.   These guidelines indicate that phasing of a rate increase will only be required where the party seeking such relief demonstrates the need for it with specificity.   In balancing the equities of the particular phasing request, the STB will consider factors including the requirements of the railroads, the magnitude of the proposed increase, the magnitude of past increases, the dependence of the utility on coal, the economic conditions in the final destination market and the economic conditions in the coal supply area.

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

Coal revenues are expected to remain strong for the remainder of the year, reflecting higher utility coal demand as utilities replenish lower than normal stockpiles and a continuation of the favorable market conditions for export and domestic metallurgical coal.

General Merchandise

First-quarter general merchandise revenues increased $119 million, or 12%, compared with last year.   The increase reflected higher traffic volume, particularly for metals and construction, and paper, clay and forest products, in addition to higher average revenues.   Metals and construction volume benefited from increased import and domestic slab shipments.   Paper, clay and forest products benefited from increased shipments of pulp board as demand for paper products strengthened and lumber volume benefited from increased housing starts.   Chemicals traffic volume reflected higher plastics and industrial intermediates shipments in response to improved manufacturing conditions and diversions from the highway.   Agriculture, consumer products and government volume reflected higher shipments of fertilizers, soybeans and feed.   Automotive volumes were down due to reductions by Ford and General Motors, partially offset by plant expansions for Honda, Toyota , BMW and DaimlerChrysler.   General merchandise average revenue per carload increased 10%, reflecting increased fuel surcharges, improved pricing and a higher proportion of longer-haul (higher revenue per carload) business.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2005 progresses, subject to continued expansion in manufacturing, conversions from the highway and pricing to the market.

Intermodal

First-quarter intermodal revenues increased $80 million, or 24%, compared with the same period last year.   Total traffic volume (units) grew 12%, reflecting strength in all lines of business.   Intermodal traffic volume benefited from increased consumer spending and international trade, in addition to truck capacity shortages.   International traffic volume grew by 17% and domestic traffic rose 9% reflecting strength in U.S. consumer markets.   Truckload volume increased 15% over last year, reflecting new business with traditional truckload companies.   Triple Crown Services Company volume grew 8%, due in part to expanded geographic coverage.   Intermodal average revenue per unit rose 11%, a result of increased rates and fuel surcharges.

Intermodal revenues are expected to continue to show growth during 2005 driven by strong international trade and market expansion.

Railway Operating Expenses

First-quarter railway operating expenses were $1.6 billion in 2005, up $211 million, or 16%, compared with the same period of 2004.   The increase was the result of higher expenses for materials, services and rents, compensation and benefits, and diesel fuel.

Compensation and benefits expenses increased $59 million, or 11%, primarily driven by higher volume-related payroll, which added $24 million, increased wage rates, which added $12 million, higher stock-based compensation, up $10 million, increased payroll taxes, up $6 million, as well as lower pension income and additional post-retirement costs that added $6 million.

Materials, services and rents increased $71 million, or 19%, reflecting $41 million more purchased services, of which $26 million was volume-related; higher locomotive and freight car maintenance expenses, up $13 million; and higher equipment rents, up $11 million.   The rise in equipment rents reflected leases from the Conrail Corporate Reorganization as well as higher traffic volume.

Conrail rents and services decreased $67 million, or 66%, due to the effects of the Conrail Corporate Reorganization (see Note 2), which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense, and which more than offset an additional $5 million in Shared Assets Areas expenses.   NS' share of equity earnings of Conrail is now included in "Other income - net."

Depreciation expense increased $64 million, or 50%, principally due to the Conrail Corporate Reorganization.

Diesel fuel expense increased $43 million, or 40%, as compared with the same period last year, reflecting higher average prices (up 35%) and increased consumption (up 4%).   Expenses in 2005 included a $40 million benefit from the hedging program, compared with a $23 million benefit in the first quarter of 2004.   No new hedges have been entered into since May of 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.   (See Note 3 for the percentage of estimated future diesel fuel consumption hedged.)   Legislation enacted in the first quarter repeals the 4.3¢ per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1¢ per gallon from Jan. 1, 2005 through June 30, 2005; 2¢ per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3¢ thereafter.   NS consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expenses increased by $38 million, or 95%, largely due to expenses related to the Graniteville derailment (see Note 8) as well as to adverse personal injury claims development.   For the remainder of the year, NS expects to incur about $6 million of additional Graniteville-related costs, which includes higher insurance expenses.

Other expenses rose $3 million, or 5%, principally due to higher property and sales and use taxes.

Other Income - Net

Other income - net was $8 million, or 80%, lower in the first quarter of 2005, compared with the same period of 2004.   The decline reflected $23 million more expense associated with tax credit investments partially offset by (1) equity in earnings of Conrail of $6 million, (2) increased gains on sales of properties and investments of $6 million   and (3) higher interest income of $4 million.

NS has membership interests in companies that own and operate facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of "Other income - net," and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.

Provision for Income Taxes

The first-quarter effective income tax rate was 30.0% in 2005, compared with 32.8% last year.   The decline was largely the result of increased tax credits from synthetic fuel-related investments.   In 2004, the effective rate was reduced by a favorable resolution of Section 29 alternative fuel tax credit issues and by NS' equity in Conrail's after-tax earnings.   As a result of the 2004 Conrail Corporate Reorganization, the 2005 effective income tax rate is no longer significantly affected by NS' equity in Conrail's after-tax earnings.

The consolidated federal income tax returns for 2000 through 2003 are being audited by the Internal Revenue Service (IRS).   The IRS examination for the 2000 and 2001 years is expected to be completed in the next few months.

NS' interests in synthetic fuel credits are subject to reduction if the average price of oil for a year exceeds a certain amount as determined under the tax laws.   Given current oil market conditions, it is possible that these tax credits could be reduced for 2005 or future years. Such a reduction in tax credits would be accompanied by a reduction in the expense included in "Other income - net" related to the investment, although the net effect would be to reduce the projected return on the investment.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $408 million in the first three months of 2005, compared with $258 million in the first three months of 2004.   The improvement reflected the increase in income from railway operations as well as the effects of the Conrail Corporate Reorganization (see Note 2).

NS had working capital of $418 million at March 31, 2005 , compared with a working capital deficit of $234 million at Dec. 31, 2004 ..   The improvement reflected higher cash provided by operating activities, as well as $194 million net increase in long-term borrowings.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2005.

Cash used for investing activities was $227 million in the first three months of 2005, compared with $193 million in the first three months of 2004.   The increase was principally the result of purchases of short-term investments offset in part by lower property additions.   Capital expenditures for the full year 2005 are expected to be at about the same level as 2004.   D uring the first quarter, NS made additional commitments to purchase locomotives and other equipment in 2005, of approximately $84 million (see Note 8).   Even with this increase in spending, it is likely that NS will make all of its capital expenditures with internally generated funds.   In addition, investing activities in 2005 reflect NS' investment in a membership interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.

Cash provided by financing activities was $216 million in the first three months of 2005, compared with cash used of $242 million in the same period of 2004.   The change resulted from the issuance in March 2005 of $300 million aggregate principal amount of 6% Senior Notes due March 2105 (see Note 5).   Additionally, 2005 had lower debt repayments as compared with 2004.   NS' debt-to-total capitalization ratio was 48.2% at March 31, 2005 , and 48.5% at Dec. 31, 2004 ..

NS currently has in place and available a $1 billion, five-year credit agreement which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at March 31, 2005 ..   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity.   NS does not intend to renew its accounts receivable securitization program.

As described in the registration statement on Form S-4 and related prospectuses filed with the SEC, NS has commenced offers to exchange existing notes for new notes and cash.   The purpose of the exchange offers is to improve NS' debt maturity profile.

OTHER MATTERS

Labor Agreements

Approximately 24,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  NS largely bargains in concert with other major railroads. Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.  Such proposals were made in late 1999 and, since that time, NS has reached agreements with almost all of the major rail labor organizations to settle that round of bargaining.  These agreements cover approximately 96% of NS contract employees.  A 1999 bargaining round agreement has not yet been reached with the International Association of Machinists.   If mediation is concluded without an agreement, the next step would be either arbitration, or a Presidential Emergency Board or a strike.  On or after November 1, 2004 , the railroads and the rail labor unions served new proposals to begin the next bargaining round.   Industry issues include train crew staffing and employee contributions for health care benefits.  Negotiations on these proposals continue.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 10% of NS' operating expenses for the first quarter of 2005. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of March 31, 2005 , through swap transactions, NS has hedged approximately 32% of expected 2005 diesel fuel requirements. The effect of the hedges is to yield an average cost of 82 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $23 million as of March 31, 2005 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2005 , NS' debt subject to interest rate fluctuations totaled $449 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $4 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On March 31, 2005 , the average pay rate under these agreements was 3%, and the average receive rate was 7%. The effect of the swaps was to reduce interest expense by $1 million in the first quarter of 2005 and by $2 million in the first quarter of 2004. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan .. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $64 million at March 31, 2005 , and Dec. 31, 2004 , (of which $12 million was accounted for as a current liability in each period).   At March 31, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 206 known locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 206 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS had expected to adopt this standard as required in the third quarter; however, the SEC in April 2005 issued a rule that allows companies to delay adoption, and as a result, NS expects to adopt this standard as required in the first quarter 2006. The statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date.   As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty.   However, had NS adopted this statement in prior periods, the effect of adoption on net income and earnings per share would have approximated the amounts shown in the pro forma information included in Note 1.

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators would also be required to prescribe new regulations governing railroads' transportation of hazardous materials.   If enacted, such legislation and regulations could impose significant additional costs on railroads including NS.   In addition, certain local governments have sought to enact ordinances banning, or requiring disclosures with respect to, hazardous materials moving by rail within their borders.   If promulgated and upheld, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.   Accordingly, NS will oppose efforts to impose unwarranted regulation in this area.

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

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"] ) as of March 31, 2005.   Based on such evaluation, such officers have concluded that, as of March 31, 2005 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first quarter of 2005, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Jan. 1-31, 2005	5,643 (1)	$36.03	--	--
Feb. 1-28, 2005	20,983(1)	$35.78	--	--
March 1-31, 2005	8,476(1)	$37.49	--	--
Total	35,102	$36.23

(1)                 Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

Item 6.   Exhibits

Exhibits:

3(i)	The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..
3(ii)	The Bylaws of Norfolk Southern Corporation, as amended Jan. 25, 2005, are incorporated by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on Jan. 25, 2005.
4(n)

Ninth Supplemental Indenture, dated as of March 11, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on March 15, 2005 ..

10(ff)

Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on Jan. 7, 2005.

10(gg)

Form of 2005 Restricted Share Agreement, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's form 8-K filed on Jan. 7, 2005.

10(hh)

Form of 2005 Performance Share Unit Award, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's form 8-K filed on Jan. 7, 2005.

10(ii)

Form of 2005 Restricted Stock Unit Agreement, as amended, under the Norfolk Southern Corporation Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's form 8-K filed on Jan. 7, 2005.

15	Letter regarding unaudited interim financial information.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 29, 2005	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	April 29, 2005	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications