Form 10-Q
period 2005-06-30
NORFOLK SOUTHERN CORP
filed 2005-08-01
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005

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
practicable date:

Class

Outstanding as of June 30, 2005

Common Stock (par value $1.00)		404,535,055 (excluding 20,907,125 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Six Months Ended June 30, 2005 and 2004

		Consolidated Balance Sheets	4
		June 30, 2005 and Dec. 31, 2004

		Consolidated Statements of Cash Flows	5
		Six Months Ended June 30, 2005 and 2004

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management's Discussion and Analysis of	16
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risks	25

	Item 4.	Controls and Procedures	25

Part II.	Other Information:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 6.	Exhibits	27

Signatures			28

Exhibit Index			28

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Railway operating revenues:
Coal	$578	$424	$1,045	$822
General merchandise	1,148	1,025	2,234	1,992
Intermodal	428	364	836	692
Total railway operating revenues	2,154	1,813	4,115	3,506

Railway operating expenses:
Compensation and benefits	624	565	1,228	1,110
Materials, services and rents	446	389	882	754
Conrail rents and services (Note 2)	31	101	66	203
Depreciation (Note 2)	194	130	387	259
Diesel fuel	162	106	312	213
Casualties and other claims (Note 9)	40	38	118	78
Other	65	59	127	118
Total railway operating expenses	1,562	1,388	3,120	2,735

Income from railway operations	592	425	995	771

Other income - net	9	--	11	10
Interest expense on debt	(126)	(121)	(254)	(242)

Income before income taxes	475	304	752	539

Provision for income taxes (Note 5)	51	91	134	168

Net income	$424	$213	$618	$371

Per share amounts (Note 7):
Net income
Basic	$1.05	$0.55	$1.54	$0.95
Diluted	$1.04	$0.54	$1.51	$0.94

Dividends	$0.11	$0.08	$0.22	$0.16

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	June 30,	Dec. 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$431	$467
Short-term investments	184	202
Accounts receivable, net (Note 9)	885	767
Materials and supplies	125	104
Deferred income taxes (Note 5)	176	187
Other current assets	169	240
Total current assets	1,970	1,967

Investments (Note 2)	1,556	1,499
Properties less accumulated depreciation	20,471	20,526
Other assets (Note 9)	910	758
Total assets	$24,907	$24,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (Note 9)	$1,065	$1,090
Income and other taxes	208	210
Other current liabilities	232	239
Current maturities of long-term debt	115	662
Total current liabilities	1,620	2,201

Long-term debt (Note 6)	6,877	6,863
Other liabilities (Note 9)	1,298	1,146
Deferred income taxes (Note 5)	6,491	6,550
Total liabilities	16,286	16,760

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 425,442,180 and
421,346,107 shares, respectively	426	421
Additional paid-in capital	840	728
Unearned restricted stock (Note 1)	(23)	(8)
Accumulated other comprehensive loss (Note 8)	(25)	(24)
Retained income	7,423	6,893
Less treasury stock at cost, 20,907,125 shares	(20)	(20)
Total stockholders' equity	8,621	7,990

Total liabilities and stockholders' equity	$24,907	$24,750

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$618	$371
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	393	265
Deferred income taxes	(47)	88
Equity in earnings of Conrail	(14)	(32)
Gains on properties and investments	(20)	(6)
Changes in assets and liabilities affecting operations:
Accounts receivable	(48)	(87)
Materials and supplies	(21)	(8)
Other current assets	76	45
Current liabilities other than debt	(79)	(1)
Other - net	2	(9)
Net cash provided by operating activities	860	626

Cash flows from investing activities
Property additions	(357)	(412)
Property sales and other transactions	35	16
Investments, including short-term	(427)	(51)
Investment sales and other transactions	364	4
Net cash used for investing activities	(385)	(443)

Cash flows from financing activities
Dividends	(88)	(63)
Common stock issued - net	72	29
Proceeds from borrowings	332	141
Debt repayments	(827)	(371)
Net cash used for financing activities	(511)	(264)

Net decrease in cash and cash equivalents	(36)	(81)

Cash and cash equivalents
At beginning of year	467	284

At end of period	$431	$203

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$248	$241
Income taxes (net of refunds)	$138	$51

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in millions, except per share)

Net income, as reported	$424	$213	$618	$371
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	4	9	11	11
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(4)	(12)	(12)	(19)
Pro forma net income	$424	$210	$617	$363

Earnings per share:
As reported
Basic	$1.05	$0.55	$1.54	$0.95
Diluted	$1.04	$0.54	$1.51	$0.94

Pro forma
Basic	$1.05	$0.54	$1.53	$0.93
Diluted	$1.03	$0.53	$1.50	$0.92

2.   Investments

	June 30, 2005	Dec. 31, 2004
	($ in millions)

Investment in Conrail Inc.	$ 819	$ 805
Other equity method investments	321	313
Company-owned life insurance at net cash surrender value	280	254
Other investments	136	127
Total investments	$ 1,556	$ 1,499

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

"Accounts payable" includes $89 million at June 30, 2005 , and $78 million at Dec. 31, 2004 , due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes a $32 million long-term advance from Conrail, maturing 2035, entered into in the first quarter of 2005 that bears interest at 4.5%.

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR under the operating and lease agreements was borrowed back from a subsidiary of PRR, and this note was effectively extinguished by the reorganization in 2004.   NS' net cash flow from these borrowings amounted to $81 million in the first six months of 2004.

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

Diesel Fuel Hedging

NS hedged a significant portion of its diesel fuel consumption although the percentage of diesel fuel hedged has been declining.   The intent of the hedges is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability.   In order to minimize this risk, NS has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

	Second Quarter
	2005	2004
Number of swaps entered into during the second quarter	--	48
Approximate number of gallons hedged (millions)	--	65
Approximate average price per gallon of Nymex
No. 2 heating oil	n/a	$0.91

           Remainder of

	2005	2006
Percent of estimated future diesel fuel consumption covered as of June 30, 2005	27%	4%

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period. After taking into account the effect of the hedges, diesel fuel costs represented 10% and 8% of NS' operating expenses in the second quarters of 2005 and 2004, respectively.

NS' fuel hedging activity resulted in net decreases in diesel fuel expense of $40 million for second quarter 2005 and $80 million for the first six months, compared with $26 million and $49 million for the same periods, respectively, in 2004.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $2 million expense in the second quarter of 2005 compared with less than a $1 million benefit in 2004, and a $3 million expense in the first six months of 2005 compared with a $3 million benefit in 2004.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $133 million and $151 million, or about 2%, of its fixed rate debt portfolio hedged at June 30, 2005 , and Dec. 31, 2004 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS' interest rate hedging activity resulted in decreases in interest expenses of $1 million and $2 million for second quarter 2005 and 2004, respectively, and $2 million and $4 million for the first six months of 2005 and 2004, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at June 30, 2005 and Dec. 31, 2004 , were determined based upon current fair market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains (pretax) of $79 million and $75 million at June 30, 2005, and Dec. 31, 2004, respectively, relating to an increase in the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2005	2004
	($ in millions)
Interest rate hedges
Gross fair market asset position	$6	$9
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	79	81
Gross fair market (liability) position	--	--
Total net asset position	$85	$90

4.   Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   NS and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at Norfolk Southern's option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2005	2004	2005	2004
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$5	$5	$4	$4
Interest cost	22	23	12	11
Expected return on plan assets	(37)	(37)	(3)	(4)
Amortization of prior service cost (benefit)	--	--	(3)	(3)
Recognized net actuarial losses	4	--	--	--
Amortization of unrecognized losses	--	--	4	4
Net (benefit) cost	$(6)	$(9)	$14	$12

	Six months ended June 30,
	2005	2004	2005	2004
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$11	$9	$8	$8
Interest cost	43	45	24	22
Expected return on plan assets	(75)	(74)	(6)	(8)
Amortization of prior service cost (benefit)	1	1	(6)	(6)
Recognized net actuarial losses	8	1	--	--
Amortization of unrecognized losses	--	--	9	8
Net (benefit) cost	$(12)	$(18)	$29	$24

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2004 , that it expected to contribute $7 million to its unfunded pension plans and $44 million to its other postretirement (medical and life insurance) benefit plans in 2005.   For the six months ended June 30, 2005 , $3 million and $23 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $4 million to its unfunded pension plans for a total of $7 million and an additional $21 million to fund its other postretirement benefit plans in 2005 for a total of $44 million.

5.   Income Taxes

In the second quarter, Ohio enacted tax legislation that phases out its Corporate Franchise Tax, which was generally based on federal taxable income, and phases in a new gross receipts tax called the Commercial Activity Tax, which is based on current year sales and rentals.   The elimination of the Corporate Franchise Tax resulted in a reduction in NS' deferred income tax liability in the second quarter, as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which decreased deferred tax expense by $96 million.

6. Long-Term Debt

In the second quarter, NS issued $717 million of new unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and paid $218 million of premium in exchange for $717 million of its previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.

On March 11, 2005, NS issued $300 million of 6% Senior Notes due March 2105 under its shelf registration statement on Form S-3 filed with the SEC in September 2004.   At June 30, 2005 , there is $700 million of available capacity for future issuance under this registration statement.

7.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In millions)

Weighted-average shares outstanding	403.2	392.4	402.5	391.8
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	6.6	4.0	7.4	3.4

Diluted weighted-average shares outstanding	409.8	396.4	409.9	395.2

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows: in 2005, 5 million in the second quarter and none in the first quarter, and in 2004, 15 million in the second quarter and 22 million in the first quarter.   There are no adjustments to "Net income" for the diluted earnings per share computations.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in millions)

Net income	$424	$213	$618	$371
Other comprehensive income (loss)	(23)	16	(1)	23

Total comprehensive income	$401	$229	$617	$394

For NS, "Other comprehensive income (loss)" reflects primarily the fair value adjustments, net of tax, to certain derivative financial instruments.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims.   NS engages an independent consulting actuarial firm to aid in valuing its liability for these claims.   Job-related accidental injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims and is support ed by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In the first quarter of 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS' self-insured retention, including NS' response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS' insurance carriers.   Second quarter and the first six months 2005 expense include approximately $2 million and $37 million, respectively, related to this incident, which represents NS' retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in the first six months of 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   The estimate of such liability is subject to inherent limitations given the difficulty of predicting such future events as jury decisions, court interpretations or legislative changes and as such the actual loss may vary from the actuarial estimate.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $62 million at  June 30, 2005 , and $64 million at Dec. 31, 2004 (of which $12 million was accounted for as a current liability in each period).   At June 30, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 201 known locations.   On that date, 16 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 201 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

As of June 30, 2005 , NSR had outstanding purchase commitments of approximately $475 million in connection with its 2005 and 2006 capital programs, including 102 locomotives in 2005 and 183 locomotives in 2006.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $21 million through 2007.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2005 , the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004.   These consolidated financial statements are the responsibility of the Company's management.

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

July 26, 2005

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Second-quarter net income was $424 million in 2005, compared with $213 million in 2004.   The 2005 quarter includes a $96 million increase in net income related to state tax law changes and a $24 million increase related to the settlement of two coal rate cases.   The remaining $91 million rise in net income was driven by higher income from railway operations.   Railway operating revenues increased $341 million, or 19%, reflecting higher rates, increased fuel surcharges, higher traffic volume, and the rate case settlements.   Railway operating expenses rose $174 million, or 13%, reflecting higher fuel prices, a 4% increase in traffic volume that was driven by an 8% rise in intermodal units, and increased maintenance and hiring activities.

For the first six months, net income was $618 million in 2005, compared with $371 million in 2004.   Results reflected the second quarter tax adjustment and rate case settlements that contributed to increase net income by $120 million, but also included $37 million of pretax costs related to the first quarter derailment in Graniteville , SC , which reduced net income by $23 million.   The remaining $150 million rise in net income was primarily the result of higher income from railway operations.   The growth benefited from a $609 million, or 17%, increase in railway operating revenues reflecting higher rates, fuel surcharges, increased traffic volume and the rate case settlements.   Railway operating expenses rose $385 million, or 14%, and reflected higher diesel fuel prices, a 5% increase in traffic volume that was driven by a 10% rise in intermodal units, increased maintenance and hiring activities and the costs associated with the Graniteville derailment.

Railway Operating Revenues

Second-quarter railway operating revenues were $2.2 billion in 2005, up $341 million, or 19%, compared with the second quarter of 2004.   For the first six months, revenues were $4.1 billion, up $609 million, or 17%.   As shown in the following table, the increases were the result of increased average revenues and higher traffic volume.

	Second Quarter	First Six Months
	2005 vs. 2004	2005 vs. 2004
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 70	$ 173
Revenue per unit/mix	271	436
Total	$ 341	$ 609

Traffic volume increased 4% in the second quarter and 5% year-to-date.   Revenue per unit increased 14% for the second quarter and 12% for the year-to-date, of which about a third related to increased fuel surcharges in both periods.   Fuel surcharge provisions cover slightly more than 80% of total revenues.

During the second quarter, NS entered into settlement agreements with two utility customers that resolved their rail transportation rate cases before the Surface Transportation Board (STB).   In 2002, Duke Energy (Duke) and Carolina Power & Light (CP&L) each filed rate reasonableness complaints with the STB.   In October 2004, the STB found NS' rates to be reasonable in both cases, and at the STB's invitation, Duke and CP&L each initiated proceedings to determine if phasing constraints should apply.   As a result of the settlement of these cases, NS recognized $55 million of additional coal revenue related to the period in dispute and which, net of associated compensation expenses and income taxes, increased second-quarter net income by $24 million, or 6 cents per diluted share.

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	Second Quarter
	Revenues		Carloads		Revenue per Unit
	2005	2004	2005	2004	2005	2004
	($ in millions)		(in thousands)		($ per unit)

Coal	$578	$424	439.3	427.1	$1,314	$992
General merchandise:
Automotive	263	252	164.0	170.2	1,603	1,480
Chemicals	245	214	116.7	112.3	2,104	1,908
Metals/construction	243	209	202.4	203.8	1,197	1,024
Agr./consumer prod./govt.	200	182	147.1	140.4	1,365	1,292
Paper/clay/forest	197	168	116.4	113.3	1,686	1,490
General merchandise	1,148	1,025	746.6	740.0	1,537	1,385

Intermodal	428	364	762.0	708.1	562	514

Total	$2,154	$1,813	1,947.9	1,875.2	$1,106	$967

	First Six Months
	Revenues		Carloads		Revenue per Unit
	2005	2004	2005	2004	2005	2004
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,045	$822	859.9	833.4	$1,215	$986
General merchandise:
Automotive	514	500	323.2	337.1	1,591	1,483
Chemicals	476	417	228.8	222.5	2,081	1,876
Metals/construction	467	392	388.2	381.0	1,202	1,028
Agr./consumer prod./govt.	393	358	292.6	281.4	1,344	1,272
Paper/clay/forest	384	325	229.8	220.6	1,669	1,475
General merchandise	2,234	1,992	1,462.6	1,442.6	1,527	1,381

Intermodal	836	692	1,488.5	1,356.2	562	510

Total	$4,115	$3,506	3,811.0	3,632.2	$1,080	$965

Coal

Coal revenues increased $154 million, or 36%, in the second quarter and $223 million, or 27%, in the first six months, compared with the same periods last year.   Both increases reflected higher rates, fuel surcharges, increased traffic volume and the effect of the rate case settlements.   Volumes increased 3% in both the quarter and for the first six months, primarily because of utility and domestic metallurgical coal volumes.   Shipments of utility coal increased 4% in the quarter and 3% for the first six months due to increased demand for coal-fired generation which reflected high, volatile natural gas prices as well as the ongoing shut down for maintenance of five nuclear power plants in NS' service region.   Domestic metallurgical coal, coke and iron ore volume increased 5% in the second quarter and 4% for the first six months due to increased demand for the production of coke for the steel market ..   Export coal volume decreased 11% in the quarter, but increased 3% for the first six months - reflecting coal supply constraints caused by a fire at a coal mine and a strong domestic metallurgical market.   Coal average revenue per carload was up 32% in the second quarter and 23% for the first six months, reflecting higher rates, the rate case settlements and favorable effects of fuel surcharges.

Coal revenues are expected to remain strong for the rest of the year, reflecting higher utility coal demand as utilities replenish lower than normal stockpiles and a continuation of the favorable market conditions for domestic metallurgical coal.

General Merchandise

General merchandise revenues increased $123 million, or 12%, in the second quarter and $242 million, or 12%, in the first six months, compared with the same periods last year.   Both increases were primarily the result of higher average revenues and increased fuel surcharges.   Traffic volume rose 1% for both the quarter and the six-month period.   Agriculture, consumer products and government volume rose 5% for the quarter and 4% for the first six months, reflecting higher shipments of sweeteners and soybeans, and for the first six months, higher shipments of fertilizers and feed.   Paper and forest traffic volume rose 3% and 4%, respectively, benefiting from increased shipments of pulpboard as demand for paper products continued.   Chemicals traffic volume increased 4% and 3%, respectively, reflecting higher petroleum product shipments, plastics and industrial intermediates shipments (in response to improved manufacturing conditions) and diversions from the highway ..   Metals and construction volume decreased 1% for the quarter, principally due to reduced production at NS-served steel mills, but increased 2% for the year-to-date.   Automotive volumes were down 4% for both periods due to reductions by Ford and General Motors, partially offset by increased production at Honda and Toyota ..   Average revenue per carload increased 11% in the second quarter and first six months reflecting increased rates, fuel surcharges and longer lengths of haul.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2005 progresses; however, the extent of the increase could lessen in the third and fourth quarters due to the strength of those periods last year.

Intermodal

Intermodal revenues increased $64 million, or 18%, in the second quarter and $144 million, or 21%, in the first six months, compared with the same periods last year.   Both increases reflected higher traffic volume, increased revenue per unit and higher fuel surcharges.   Traffic volume increased 8% in the second quarter and 10% for the first six months reflecting strength in the International and Triple Crown Services lines of business ..   International traffic volume grew by 14% in the quarter and 15% for the first six months, reflecting strength in U.S. consumer markets.   Triple Crown Services Company volume grew 9% for the quarter and 8% for the first six months, due in part to expanded geographic coverage.   Intermodal revenue per unit increased 9% for the quarter and 10% for the first six months, a result of rate increases and fuel surcharges.

Intermodal revenues are expected to continue to show growth during 2005, provided the retail and manufacturing sectors continue to expand.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.6 billion in 2005, up $174 million, or 13%, compared with last year.   For the first six months, expenses were $3.1 billion, up $385 million, or 14%.   For both periods, most of the increase was the result of higher expenses for materials, services and rents; compensation and benefits; and diesel fuel.

Compensation and benefits expenses increased $59 million, or 10%, in the second quarter and $118 million, or 11%, in the first six months, compared with the same periods last year.   Both periods reflected higher volume-related payroll including trainees and maintenance activities (up $23 million for the quarter and $47 million for the first six months), increased wage rates (up $11 million for the quarter and $23 million for the first six months), increased pension, postretirement and health and welfare benefit costs (up $12 million for the quarter and $18 million for the first six months) and higher payroll taxes (up $5 million for the quarter and $11 million for the first six months).   NS continues to hire and train additional workers in order to meet the requirements of forecasted volumes in light of the demographics of the workforce.

Materials, services and rents increased $57 million, or 15%, in the second quarter and $128 million, or 17%, in the first six months, compared with the same periods last year.   Both periods reflected increased volume-related purchased services (up $20 million for the quarter and $46 million for the first six months) and higher maintenance expenses, primarily for locomotive and freight cars (up $20 million for the quarter and $33 million for the first six months) ..   Equipment rents were up $14 million for the quarter and $25 million for the first six months, reflecting higher traffic volume as well as leases from the Conrail Corporate Reorganization.

Conrail rents and services decreased $70 million, or 69%, in the second quarter and $137 million, or 67%, in the first six months, due to the effects of the Conrail Corporate Reorganization (see Note 2), which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense, and which more than offset an additional $1 million and $6 million in Shared Assets Areas expenses for the second quarter and first six months, respectively.   NS' share of equity earnings of Conrail is now included in "Other income - net."

Depreciation expense increased $64 million, or 49%, in the second quarter and $128 million, or 49%, in the first six months, principally due to reporting effects resulting from the Conrail Corporate Reorganization.

Diesel fuel expense increased $56 million, or 53%, in the second quarter and $99 million, or 46%, in the first six months, compared with the same periods last year, reflecting higher average prices (up 49% for the quarter and 42% for the first six months) and slightly higher consumption (up 3% for both periods).   Expenses reflected hedging program benefits of $40 million and $80 million in the second quarter and first six months of 2005, compared with benefits of $26 million and $49 million for the same periods of 2004, respectively.   No new hedges have been entered into since May of 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.   (See Note 3 for the percentage of estimated future diesel fuel consumption hedged.)   Legislation enacted in the first quarter repeals the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1 cents per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expense increased $2 million, or 5%, in the second quarter and $40 million, or 51%, in the first six months, compared with the same periods last year.   The increase for the first six months resulted from expenses related to the Graniteville derailment (see Note 9), higher insurance costs and unfavorable personal injury claims development.   For the remainder of the year, NS expects to incur about $4 million of additional Graniteville-related costs, which includes higher insurance expenses.

Other expense increased $6 million, or 10%, in the second quarter, and $9 million, or 8%, in the first six months, compared with the same periods of last year.   The increases for both periods were largely the result of higher property and sales and use taxes.

Other Income - Net

Other income - net increased $9 million in the second quarter and $1 million in the first six months of 2005, compared with the same periods of 2004.   The increases reflected (1) equity in earnings of Conrail ($8 million for the quarter and $14 million for the first six months), (2) increased gains on sales of properties and investments ($8 million for the quarter and $14 million year-to-date), (3) higher interest income ($7 million and $11 million respectively), and (4) more coal royalties ($4 million and $7 million respectively), that were partially offset by more expense associated with tax credit investments--$17 million for the quarter and $40 million for the first six months.

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

Provision for Income Taxes

The second-quarter effective income tax rate was 10.7% in 2005, compared with 29.9% last year.   For the first six months, the effective rate was 17.8% in 2005, compared with 31.2% in 2004.   The declines for both periods were largely the result of benefits associated with the recently enacted Ohio tax legislation (see Note 5) and the synthetic fuel-related investments.   As a result of the 2004 Conrail Corporate Reorganization, the 2005 effective income tax rate is no longer significantly affected by NS' equity in Conrail's after-tax earnings.

The consolidated federal income tax returns for 2000 through 2003 are being audited by the Internal Revenue Service (IRS).   The IRS examination for the 2000 and 2001 years is expected to be completed in the next few months.

NS' interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil as determined by the Secretary of the Treasury by April 1 of the following year.   In 2004, the phase-out range was $51.35 to $64.47.   The phase-out range for 2005 and later years will be adjusted for inflation, however, no phase out is considered likely in 2005.

NS cannot predict with certainty the Reference Price of a barrel of oil for 2005 and later years.   If the Reference Price for a year exceeds the applicable phase-out range for that year, NS' synthetic fuel credits could be reduced or eliminated.   However, an indemnification arrangement substantially limits NS' exposure if tax credits are reduced due to oil prices.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $860 million in the first six months of 2005, compared with $626 million in the first six months of 2004.   The improvement reflected the $224 million increase in income from railway operations as well as the effects of the Conrail Corporate Reorganization (see Note 2).   Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR under the operating and lease agreements (which were included in "Conrail Rents and Services" and, therefore, were a use of cash in "Cash provided by operating activities"), was borrowed back from a subsidiary of PRR under a note due in 2032, and therefore, was a source of cash in "Proceeds from borrowings."   This note was effectively extinguished by the reorganization in 2004.   Subsequent to the Conrail Corporate Reorganization, payments under "Conrail rents and services" have declined, depreciation charges have increased and the net borrowings have been terminated.   Accordingly, NS' cash provided by operating activities after the Conrail Corporate Reorganization has increased.   NS' net cash flow from these borrowings amounted to $81 million in the first six months of 2004.

NS had working capital of $350 million at June 30, 2005 , compared with a working capital deficit of $234 million at Dec. 31, 2004 ..   The improvement reflected higher cash provided by operating activities, as well as a $547 million reduction in current maturities of long-term debt.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2005.

Except as disclosed herein in the Notes to Consolidated Financial Statements or elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes to the contractual obligations disclosure contained in NS' Dec. 31, 2004, Form 10-K.   In addition, NS did not renew its accounts receivable securitization program which expired in May 2005 and which was NS' only off balance sheet arrangement at year end 2004.

Cash used for investing activities was $385 million in the first six months of 2005, compared with $443 million in the first six months of 2004.   The decrease was principally the result of lower property additions.

Capital expenditures for the full year 2005 are expected to be at about the same level as 2004.   During the first quarter, NS made additional commitments to purchase locomotives and other equipment in 2005, of approximately $84 million (see Note 9).   Even with this increase in spending, it is likely that NS will make all of its capital expenditures with internally generated funds.   In addition, investing activities in 2005 reflect NS' investment in synthetic fuel-related investments.

Cash used for financing activities was $511 million in the first six months of 2005, compared with $264 million in the same period of 2004.   In the first quarter, NS issued a $300 million aggregate principal amount of 6% Senior Notes due March 2105, and in the second quarter, NS issued $717 million of new unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and paid $218 million of premium in exchange for $717 million of its previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021) (see Note 6).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.   NS' debt-to-total capitalization ratio was 44.8% at June 30, 2005 , and 48.5% at Dec. 31, 2004 ..   On July 18, 2005 , Standard & Poor's upgraded its ratings on NS' secured debt from BBB to BBB+.   Moody's rating remains at Baa1.

NS currently has in place and available a $1 billion, five year credit agreement which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at June 30, 2005 , and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   Except as disclosed herein in the Notes to Consolidated Financial Statements or elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS' Form 10‑K as of Dec. 31, 2004 ..

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  NS largely bargains in concert with other major railroads. Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.  Such proposals were made in late 1999 and, since that time, NS has reached agreements with almost all of the major rail labor organizations to settle that round of bargaining.  These agreements cover approximately 96% of NS contract employees.   A tentative agreement, subject to ratification, has also been reached with the International Association of Machinists.

On or after November 1, 2004 , the railroads and the rail labor unions served new proposals to begin the next bargaining round.   Industry issues include train crew staffing and employee contributions for health care benefits.  Seven rail unions (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employees, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads have filed for mediation with the United Transportation Union (UTU) and with the RLBC unions.    The outcome of the negotiations cannot be determined at this point.

Locomotive Engineers on NS are represented by the Brotherhood of Locomotive Engineers and Trainmen (BLET) while ground service employees (Conductors and Trainmen) are represented by the UTU.   BLET recently began soliciting authorization cards from ground service employees.   Should BLET obtain sufficient authorization cards, the National Mediation Board would then schedule an election to determine the representative of NS' ground service employees.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 10% of NS' operating expenses for the second quarter of 2005. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of June 30, 2005 , through swap transactions, NS has hedged approximately 27% of remaining expected 2005 diesel fuel requirements. The effect of the hedges is to yield an average cost of 84 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $15 million as of June 30, 2005 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2005 , NS' debt subject to interest rate fluctuations totaled $302 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $3 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On June 30, 2005 , the average pay rate under these agreements was 4%, and the average receive rate was 7%. The effect of the swaps was to reduce interest expense by $1 million in the second quarter and $2 million for the first six months of 2005, compared with $2 million and $4 million for the same periods, respectively, in 2004. A portion of the lease obligations is payable in Japanese yen. NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS is exposed to financial market risk relative to Japan .. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the Consolidated Balance Sheet and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $62 million at June 30, 2005 , and $64 million at Dec. 31, 2004 , (of which $12 million was accounted for as a current liability in each period).   At June 30, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 201 known locations.   On that date, 16 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 201 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154; the Statement).   SFAS No. 154, effective for interim or annual reporting periods beginning after December 15, 2005 , replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for and reporting of a change in accounting principle.   The Statement applies to all voluntary changes in accounting principle and to changes required by new accounting pronouncements that do not include specific transition provisions, and requires retrospective application of changes in accounting principles to prior periods' financial statements unless it is impracticable to determine either the period-specific or cumulative effects of the change.   In the event of a change in accounting principle, accounting estimate or reporting entity, NS will describe the nature of the change and the reason for the change, and will reflect the impact of the change in the current and prior period financial statements as appropriate.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, floods and earthquakes.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   The Company undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 22 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) as of June 30, 2005.   Based on such evaluation, such officers have concluded that, as of June 30, 2005 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the second quarter of 2005, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
April 1-30, 2005	--	--	--	--
May 1-31, 2005	--	--	--	--
June 1-30, 2005	6,406 (1)	$31.22	--	--
Total	6,406	$31.22

(1)     Shares tendered by an employee in connection with the exercise of stock options under the Long-Term Incentive Plan.

Item 4.   Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 12, 2005 , at which meeting four directors were elected to serve for a term of three years, the appointment of the independent registered public accounting firm was ratified, the Norfolk Southern Long-Term Incentive Plan, as amended, was approved and the Norfolk Southern Corporation Executive Management Incentive Plan, as amended, was approved.

The four directors were elected by the following vote:

	FOR	AUTHORITY WITHHELD
Gerald L. Baliles	235,318,514 votes	123,156,663 votes
Gene R. Carter	323,243,046 votes	35,232,131 votes
Charles W. Moorman, IV	345,989,201 votes	12,485,976 votes
J. Paul Reason	350,409,738 votes	8,065,439 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS' books and records was ratified by the following vote:

FOR: 347,502,111 shares
AGAINST: 8,372,020 shares
ABSTAINED: 2,601,046 shares

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended, was approved by the following vote:

FOR: 269,166,817 shares
AGAINST: 34,591,368 shares
ABSTAINED: 3,962,233 shares

The Norfolk Southern Corporation Executive Management Incentive Plan, as amended, was approved by the following vote:

FOR: 328,297,793 shares
AGAINST: 25,482,418 shares
ABSTAINED: 4,694,966 shares

Item 6.   Exhibits

3( i )	The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3( i ) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..
3(ii)	The Bylaws of Norfolk Southern Corporation, as amended July 26, 2005, are incorporated by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on July 28, 2005.
4(o)

Tenth Supplemental Indenture, dated as of May 17, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2005 ..

4(p)

Eleventh Supplemental Indenture, dated as of May 17, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2005 ..

10( jj )

Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on July 1, 2005.

10( kk )

Norfolk Southern Corporation's executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation's Form 8-K filed on July 28, 2005 ..

15	Letter regarding unaudited interim financial information.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Aug. 1, 2005	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Aug. 1, 2005	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications