Form 10-Q
period 2005-09-30
NORFOLK SOUTHERN CORP
filed 2005-10-28
CIK 702165

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
practicable date:

Class

Outstanding as of Sept. 30, 2005

Common Stock (par value $1.00)		406,420,210 (excluding 20,879,625 shares
held by registrant's consolidated subsidiaries)

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2005 and 2004

		Consolidated Balance Sheets	4
		Sept. 30, 2005 and Dec. 31, 2004

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2005 and 2004

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	16

	Item 2.	Management's Discussion and Analysis of	17
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	27
		About Market Risks

	Item 4.	Controls and Procedures	27

Part II.	Other Information:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	28

Signatures			29

Exhibit Index			29

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

($ in millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2005	2004	2005	2004

Railway operating revenues:
Coal	$546	$447	$1,591	$1,269
General merchandise	1,138	1,006	3,372	2,998
Intermodal	471	404	1,307	1,096
Total railway operating revenues	2,155	1,857	6,270	5,363

Railway operating expenses:
Compensation and benefits	629	570	1,857	1,680
Materials, services and rents	462	411	1,344	1,165
Conrail rents and services (Note 2)	31	79	97	282
Depreciation (Note 2)	195	150	582	409
Diesel fuel	189	98	501	311
Casualties and other claims (Note 9)	59	31	177	109
Other	62	49	189	167
Total railway operating expenses	1,627	1,388	4,747	4,123

Income from railway operations	528	469	1,523	1,240

Other income - net	32	40	43	50
Interest expense on debt	(119)	(121)	(373)	(363)

Income before income taxes	441	388	1,193	927

Provision for income taxes (Note 5)	140	100	274	268

Net income	$301	$288	$919	$659

Per share amounts (Note 7):
Net income
Basic	$0.74	$0.73	$2.28	$1.68
Diluted	$0.73	$0.72	$2.24	$1.66

Dividends	$0.13	$0.10	$0.35	$0.26

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$309	$467
Short-term investments	741	202
Accounts receivable, net (Note 9)	950	767
Materials and supplies	137	104
Deferred income taxes (Note 5)	175	187
Other current assets	124	240
Total current assets	2,436	1,967

Investments (Note 2)	1,608	1,499
Properties less accumulated depreciation	20,481	20,526
Other assets (Note 9)	908	758
Total assets	$25,433	$24,750

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (Note 9)	$1,132	$1,090
Income and other taxes	262	210
Other current liabilities	275	239
Current maturities of long-term debt	313	662
Total current liabilities	1,982	2,201

Long-term debt (Note 6)	6,645	6,863
Other liabilities (Note 9)	1,323	1,146
Deferred income taxes (Note 5)	6,567	6,550
Total liabilities	16,517	16,760

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 427,299,835 and
421,346,107 shares, respectively	427	421
Additional paid-in capital	890	728
Unearned restricted stock (Note 1)	(19)	(8)
Accumulated other comprehensive loss (Note 8)	(33)	(24)
Retained income	7,671	6,893
Less treasury stock at cost, 20,879,625 and 20,907,125 shares, respectively	(20)	(20)
Total stockholders' equity	8,916	7,990

Total liabilities and stockholders' equity	$25,433	$24,750

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2005	2004
Cash flows from operating activities
Net income	$919	$659
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	591	417
Deferred income taxes	7	112
Equity in earnings of Conrail	(28)	(45)
Gain on Conrail corporate reorganization	--	(53)
Gains and losses on properties and investments	(26)	(15)
Changes in assets and liabilities affecting operations:
Accounts receivable	(112)	(110)
Materials and supplies	(33)	(10)
Other current assets	106	70
Current liabilities other than debt	93	162
Other - net	85	24
Net cash provided by operating activities	1,602	1,211

Cash flows from investing activities
Property additions	(578)	(669)
Property sales and other transactions	55	45
Investments, including short-term	(1,232)	(253)
Investment sales and other transactions	553	5
Net cash used for investing activities	(1,202)	(872)

Cash flows from financing activities
Dividends	(141)	(102)
Common stock issued - net	114	71
Proceeds from borrowings	332	202
Debt repayments	(863)	(426)
Net cash used for financing activities	(558)	(255)

Net increase (decrease) in cash and cash equivalents	(158)	84

Cash and cash equivalents
At beginning of year	467	284

At end of period	$309	$368

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$330	$311
Income taxes (net of refunds)	$161	$78

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of Sept. 30, 2005, its results of operations for the three and nine months ended Sept. 30, 2005 and 2004, and its cash flows for the nine months ended Sept. 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS' latest Annual Report on Form 10‑K.

Certain amounts have been reclassified to conform to current presentation.   Specifically, $112 million and $107 million of auction rate securities held at Dec. 31, 2004 , and Sept. 30, 2004, respectively, previously classified as cash equivalents have been reclassified as short-term investments, and accordingly $107 million is included in "Investments, including short-term" in the Consolidated Statements of Cash Flows for the nine months ended Sept. 30, 2004.   The auction rate securities held at Dec. 31, 2004, were sold in the first quarter of 2005 at market value, which was equal to their carrying cost, and accordingly are included in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows.   There were no auction rate securities held at the beginning of 2004.   In addition, the following items shown in the Consolidated Balance Sheet as of Dec. 31, 2004, have been reclassified to conform to the current presentation in the Consolidated Balance Sheets filed herewith: (1) "Investment in Conrail" and the amount of investments included in "Other assets" have been reclassified and comprise "Investments" and (2) "Due to Conrail" has been reclassified and is included in the amount shown for "Accounts payable."

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

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2005	2004	2005	2004
	($ in millions, except per share)

Net income, as reported	$301	$288	$919	$659
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	19	9	30	19
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(15)	(12)	(27)	(30)
Pro forma net income	$305	$285	$922	$648

Earnings per share:
As reported
Basic	$0.74	$0.73	$2.28	$1.68
Diluted	$0.73	$0.72	$2.24	$1.66

Pro forma
Basic	$0.76	$0.72	$2.29	$1.65
Diluted	$0.74	$0.71	$2.24	$1.63

2.   Investments

	Sept. 30, 2005	Dec. 31, 2004
	($ in millions)

Investment in Conrail Inc.	$ 848	$ 805
Other equity method investments	326	313
Company-owned life insurance at net cash surrender value	296	254
Other investments	138	127
Total investments	$ 1,608	$ 1,499

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

"Accounts payable" includes $90 million at Sept. 30, 2005 , and $78 million at Dec. 31, 2004 , due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes a $32 million long-term advance from Conrail, maturing 2035, entered into in the first quarter of 2005 that bears interest at 4.5%.

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR under the operating and lease agreements was borrowed back from a subsidiary of PRR, and this note was effectively extinguished by the reorganization in 2004.   NS' net cash flow from these borrowings amounted to $118 million in the first nine months of 2004.

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

Diesel Fuel Hedging

NS hedged a significant portion of its diesel fuel consumption although the percentage of diesel fuel hedged has been declining.   The intent of the hedges is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability.   In order to minimize this risk, NS has entered into a series of swaps to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period. After taking into account the effect of the hedges, diesel fuel costs represented 12% and 7% of NS' operating expenses in the third quarters of 2005 and 2004, respectively.

NS' fuel hedging activity resulted in net decreases in diesel fuel expense of $41 million for third quarter 2005 and $121 million for the first nine months of 2005, compared with $41 million and $90 million for the same periods, respectively, in 2004.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a less than $1 million expense in third quarter 2005 compared with a less than $1 million benefit in 2004, and a $3 million expense for the first nine months of 2005 compared with a $5 million benefit for the same period of 2004.   As of Sept. 30, 2005, NS has 22% of its estimated fourth quarter 2005 diesel fuel consumption covered by hedges and 4% of its estimated 2006 consumption covered.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $123 million and $151 million, or about 2% of its fixed rate debt portfolio, hedged at Sept. 30, 2005 , and Dec. 31, 2004 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS' interest rate hedging activity resulted in decreases in interest expenses of less than $1 million for third quarter 2005 and 2004, respectively, and $2 million and $5 million for the first nine months of 2005 and 2004, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at Sept. 30, 2005 and Dec. 31, 2004 , were determined based upon current fair market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains (pretax) of $64 million and $75 million at Sept. 30, 2005, and Dec. 31, 2004, respectively, relating to an increase in the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Sept. 30,	Dec. 31,
	2005	2004
	($ in millions)
Interest rate hedges
Gross fair market asset position	$4	$9
Gross fair market (liability) position	--	--
Fuel hedges
Gross fair market asset position	64	81
Gross fair market (liability) position	--	--
Total net asset position	$68	$90

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended Sept. 30,
	2005	2004	2005	2004
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$4	$5	$4
Interest cost	22	22	13	11
Expected return on plan assets	(37)	(37)	(3)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Recognized net actuarial losses	3	1	--	--
Amortization of unrecognized losses	--	--	4	3
Net (benefit) cost	$(5)	$(9)	$17	$13

	Nine months ended Sept. 30,
	2005	2004	2005	2004
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$17	$13	$13	$12
Interest cost	65	67	37	33
Expected return on plan assets	(112)	(111)	(9)	(11)
Amortization of prior service cost (benefit)	2	2	(8)	(8)
Recognized net actuarial losses	11	2	--	--
Amortization of unrecognized losses	--	--	13	11
Net (benefit) cost	$(17)	$(27)	$46	$37

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2004 , that it expected to contribute $7 million to its unfunded pension plans and $44 million to its other postretirement (medical and life insurance) benefit plans in 2005.   For the nine months ended Sept. 30, 2005 , $5 million and $33 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $2 million to its unfunded pension plans for a total of $7 million and an additional $11 million to fund its other postretirement benefit plans in 2005 for a total of $44 million.

5.   Income Taxes

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	Three Months Ended		Three Months ended
	Sept. 30, 2005		Sept. 30, 2004
	Amount	%	Amount	%

Federal income tax at statutory rate	$ 154	35	$ 136	35
State income taxes, net of federal tax benefit
(excluding Ohio rate change)	16	4	10	3
Tax credits	(27)	(6)	(23)	(6)
Gain from Conrail Corporate Reorganization	--	--	(19)	(5)
All other	(3)	(1)	(4)	(1)

Total tax expense and effective rate	$ 140	32	$ 100	26

	Nine Months Ended		Nine Months ended
	Sept. 30, 2005		Sept. 30, 2004
	Amount	%	Amount	%

Federal income tax at statutory rate	$ 418	35	$ 325	35
State income taxes, net of federal tax benefit
(excluding Ohio rate change)	37	3	30	3
Ohio rate change, net of federal tax benefit	(96)	(8)	--	--
Tax credits	(79)	(7)	(40)	(4)
Gain from Conrail Corporate Reorganization	--	--	(19)	(2)
All other	(6)	--	(28)	(3)

Total tax expense and effective rate	$ 274	23	$ 268	29

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

6. Long-Term Debt

In the second quarter, NS issued $717 million of unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and paid $218 million of premium in exchange for $717 million of its previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.

On March 11, 2005, NS issued $300 million of 6% Senior Notes due March 2105 under its shelf registration statement on Form S-3 filed with the SEC in September 2004.   At Sept. 30, 2005 , $700 million is available for future issuance under this registration statement.

7.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2005	2004	2005	2004
	(In millions)

Weighted-average shares outstanding	404.3	394.4	403.1	392.7
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	8.0	5.7	7.6	4.1

Diluted weighted-average shares outstanding	412.3	400.1	410.7	396.8

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows: in 2005, none in the third quarter, 5 million in the second quarter and none in the first quarter; and in 2004, 13 million in the third quarter, 15 million in the second quarter and 22 million in the first quarter.   There are no adjustments to "Net income" for the diluted earnings per share computations.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2005	2004	2005	2004
	($ in millions)

Net income	$301	$288	$919	$659
Other comprehensive income (loss)	(8)	32	(9)	55

Total comprehensive income	$293	$320	$910	$714

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

NS has been involved in mass tort litigation proceedings arising out of historic flooding events that occurred in West Virginia in 2001.   During the third quarter, one of NS' subsidiaries was identified as the target defendant for claims related to a specific sub-watershed.   The final outcome of these proceedings cannot be determined at this time; however, an unexpected adverse resolution could have a significant adverse effect on the results of operations in a particular quarter or year.

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

In the first quarter of 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS' self-insured retention, including NS' response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS' insurance carriers.   Third-quarter and the first nine months 2005 expense include approximately $2 million and $39 million, respectively, related to this incident, which represents NS' retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in the first nine months of 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $60 million at  Sept. 30, 2005 , and $64 million at Dec. 31, 2004 (of which $12 million was accounted for as a current liability in each period).   At Sept. 30, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 191 known locations.   On that date, 16 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 191 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

As of Sept. 30, 2005 , NSR had outstanding purchase commitments of approximately $488 million in connection with its 2005 and 2006 capital programs, including 85 locomotives in 2005 and 200 locomotives in 2006.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $18 million through 2007.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2005 , the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.   These consolidated financial statements are the responsibility of the Company's management.

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

October 25, 2005

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Third-quarter net income was $301 million in 2005, compared with $288 million in 2004.   The $13 million improvement in net income was driven by a $59 million, or 13%, rise in income from railway operations as well as higher nonoperating income, which was offset in part by last year's $53 million gain related to last year's Conrail Corporate Reorganization (see Note 2).   Railway operating revenues increased $298 million, or 16%, reflecting increased fuel surcharges, higher rates, and higher traffic volume.   Railway operating expenses rose $239 million, or 17%, largely because of higher fuel prices, increased volume-related expenses and an unfavorable jury verdict received in a FELA case.

During the third quarter, NS' operations were adversely affected by Hurricane Katrina, and to a lesser extent, Hurricane Rita, both of which struck the Gulf Coast ..   NS sustained damage to its facilities in the region as a result of Hurricane Katrina but restored rail freight service into and around New Orleans in a relatively short period of time.   The damage sustained to NS facilities as a result of the storm did not materially impact its financial condition or results of operations and is covered by insurance above the self-insurance retention limit.   Included in casualties and other claims is $4 million related to the self-insured retention.   NS expects to obtain a sufficient supply of diesel fuel for operations despite pipeline disruptions and refinery damage caused by the hurricanes and which are impacting price and regional availability of diesel fuel.

For the first nine months, net income was $919 million in 2005, compared with $659 million in 2004.   Results in 2005 reflected a $96 million second quarter increase to net income related to state tax law changes, while the results in 2004 reflected a $53 million net gain from the Conrail Corporate Reorganization (see Note 2).     The remaining $217 million rise in net income was primarily the result of higher income from railway operations.   The growth benefited from a $907 million, or 17%, increase in railway operating revenues reflecting higher rates (including the favorable effects of the coal rate cases settled in the second quarter), fuel surcharges and increased traffic volume.   Railway operating expenses rose $624 million, or 15%, largely because of higher diesel fuel prices, increased volume-related expenses, the first quarter costs associated with the Graniteville derailment and the unfavorable jury verdict received in the third quarter.

Railway Operating Revenues

Third-quarter railway operating revenues were $2.2 billion in 2005, up $298 million, or 16%, compared with the third quarter of 2004.   For the first nine months, revenues were $6.3 billion, up $907 million, or 17%.  As shown in the following table, the increases were the result of increased average revenues, including fuel surcharges, and higher traffic volume.

	Third Quarter	First Nine Months
	2005 vs. 2004	2005 vs. 2004
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 86	$ 258
Revenue per unit/mix	212	649
Total	$ 298	$ 907

Traffic volume increased 5% for both the third quarter and year-to-date.   Revenue per unit increased 11% for the third quarter and year-to-date, of which about half related to increased fuel surcharges.   Fuel surcharge provisions cover approximately 85% of total revenues.

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	Third Quarter
	Revenues		Carloads		Revenue per Unit
	2005	2004	2005	2004	2005	2004
	($ in millions)		(in thousands)		($ per unit)

Coal	$546	$447	451.8	428.2	$1,209	$1,045
General merchandise:
Automotive	229	210	139.1	139.4	1,645	1,508
Chemicals	252	226	112.2	115.5	2,247	1,950
Metals/construction	252	214	206.8	205.8	1,222	1,042
Agr./consumer prod./govt.	203	179	140.4	141.8	1,440	1,264
Paper/clay/forest	202	177	114.6	114.6	1,766	1,546
General merchandise	1,138	1,006	713.1	717.1	1,596	1,403

Intermodal	471	404	827.4	759.4	569	532

Total	$2,155	$1,857	1,992.3	1,904.7	$1,082	$975

	First Nine Months
	Revenues		Carloads		Revenue per Unit
	2005	2004	2005	2004	2005	2004
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,591	$1,269	1,311.7	1,261.6	$1,213	$1,006
General merchandise:
Automotive	743	710	462.3	476.5	1,607	1,490
Chemicals	728	643	341.0	338.0	2,136	1,902
Metals/construction	719	606	595.0	586.8	1,209	1,033
Agr./consumer prod./govt.	596	537	433.0	423.2	1,375	1,269
Paper/clay/forest	586	502	344.4	335.2	1,701	1,499
General merchandise	3,372	2,998	2,175.7	2,159.7	1,550	1,388

Intermodal	1,307	1,096	2,315.9	2,115.6	564	518

Total	$6,270	$5,363	5,803.3	5,536.9	$1,080	$969

Coal

Coal revenues increased $99 million, or 22%, in the third quarter and $322 million, or 25%, in the first nine months, compared with the same periods last year.   Both increases reflected higher average revenue per car load and increased traffic volume.   Coal average revenue per carload was up 16% in the third quarter and 21% for the first nine months, reflecting higher rates, the favorable effects of fuel surcharges and, for the year-to-date, the rate cases settled in the second quarter (see discussion below).   Volumes increased 6% in the quarter and 4% for the first nine months, primarily because of increased shipments of utility coal.   Utility coal shipments increased 12% in the quarter and 6% for the first nine months reflecting increased demand for coal-fired electricity generation in response to high, volatile natural gas prices as well as the shut down for maintenance of four nuclear power plants in NS' service region.   Export coal volume decreased 19% in the quarter and 5% for the first nine months reflecting coal supply constraints principally caused by the sporadic closure of a coal mine and a weakened European steel market.   Domestic metallurgical coal, coke and iron ore volume decreased 6% in the third quarter and was relatively flat for the first nine months due to reduced demand for iron ore and coke caused by the closure of a blast furnace at an NS-served steel plant.

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

Coal revenues are expected to remain strong for the rest of the year, reflecting higher utility coal demand as utilities replenish lower than normal stockpiles

General Merchandise

General merchandise revenues increased $132 million, or 13%, in the third quarter and $374 million, or 12%, in the first nine months, compared with the same periods last year.   Both increases reflected higher a verage revenue per carload, which increased 14% in the third quarter and 12% in the first nine months, as all market groups posted higher average revenues driven by increased rates and fuel surcharges.   Traffic volume declined 1% for the third quarter, but increased 1% for the nine-month period reflecting a softening in the industrial production sector.   Metals and construction volume was flat for the quarter, principally due to reduced production at NS-served mills, but increased 1% for the year-to-date.   Agriculture, consumer products and government volume decreased 1% for the quarter, but increased 2% for the first nine months.   The quarter reflected lower wheat, military and soybean shipments that offset increased sweetener and fertilizer shipments.   The first nine months reflected higher shipments of sweeteners, soybeans, fertilizers and feed.   Paper, clay and forest traffic volume was flat for the quarter, but rose 3% for the first nine months, benefiting from increased shipments of pulpboard.   Chemicals traffic volume decreased 3% for the quarter, reflecting lower demand for raw materials, but increased 1% for the year-to-date.   Automotive volumes were flat for the quarter but declined 3% for the first nine months due to lower production by Ford and General Motors, partially offset by plant expansions for Honda and Toyota ..

General merchandise revenues for the rest of the year are expected to continue to compare favorably with the prior year.   In addition, NS expects recovery efforts and the resumption of economic activity in the Gulf Coast region to have a favorable effect on revenues during the fourth quarter.

Intermodal

Intermodal revenues increased $67 million, or 17%, in the third quarter and $211 million, or 19%, in the first nine months, compared with the same periods last year.   Both increases reflected improved traffic volume, higher fuel surcharges, and increased revenue per unit.   Traffic volume increased 9% in the third quarter and 9% in the first nine months reflecting strength in the International, Truckload and Triple Crown Services lines of business ..   International traffic volume grew by 16% in the quarter and 15% for the first nine months, reflecting strength in U.S. consumer markets and growth in the movement of import and export goods through both NS-served East Coast and West Coast ports.   Truckload volume increased 15% in the quarter and 12% for the first nine months compared with last year, reflecting additional business with traditional truckload companies.   Triple Crown Services Company volume grew 6% for the quarter and 8% for the first nine months, reflecting expanded geographic coverage and increased trailer fleet size to meet higher demand.   Intermodal revenue per unit increased 7% for the quarter, and 9% for the first nine months, a result of fuel surcharges and rate increases.

Intermodal revenues are expected to continue to show growth during 2005, provided the retail and manufacturing sectors continue to expand despite increased energy costs.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.6 billion in 2005, up $239 million, or 17%, compared with last year.   For the first nine months, expenses were $4.7 billion, up $624 million, or 15%.   For both periods, most of the increase was the result of higher diesel fuel prices, expenses related to increased volume, an unfavorable jury verdict received in a FELA case, and for the year-to-date, the Graniteville derailment (see Note 9).

Compensation and benefits expenses increased $59 million, or 10%, in the third quarter and $177 million, or 11%, in the first nine months, compared with the same periods last year.   Both periods reflected higher volume-related payroll including train and engineer trainee costs, maintenance and repair activities (up $17 million for the quarter and $63 million for the first nine months), increased wage rates (up $12 million for the quarter and $35 million for the first nine months), higher stock-based compensation (up $17 million for the quarter and $18 million for the first nine months), increased pension, postretirement and health and welfare benefit costs (up $11 million for the quarter and $29 million for the first nine months) and higher payroll taxes (up $1 million for the quarter and $12 million for the first nine months).   NS currently accounts for its stock-based compensation under APB 25 (see Note 1); however, NS expects to be required to adopt SFAS 123(R) in the first quarter of 2006 (see "New Accounting Pronouncement" below).   NS continues to hire and train additional workers in order to meet the requirements of forecasted volumes in light of the demographics of its work force.

Materials, services and rents increased $51 million, or 12%, in the third quarter and $179 million, or 15%, in the first nine months, compared with the same periods last year.   Both periods reflected increased volume-related purchased services (up $14 million for the quarter and $60 million for the first nine months) and higher maintenance expenses, primarily for locomotive and freight car repair (up $26 million for the quarter and $59 million for the first nine months) ..   Equipment rents were up $3 million for the quarter and $28 million for the first nine months, reflecting higher traffic volume as well as leases from the Conrail Corporate Reorganization.

Conrail rents and services decreased $48 million, or 61%, in the third quarter and $185 million, or 66%, in the first nine months, due to the effects of the Conrail Corporate Reorganization (see Note 2), which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense.   NS' share of equity earnings of Conrail is now included in "Other income - net."

Depreciation expense increased $45 million, or 30%, in the third quarter and $173 million, or 42%, in the first nine months, principally due to reporting effects resulting from the Conrail Corporate Reorganization.

Diesel fuel expense increased $91 million, or 93%, in the third quarter and $190 million, or 61%, in the first nine months, compared with the same periods last year, reflecting higher average prices (up 52% for the quarter and 47% for the first nine months) and slightly higher consumption (up 3% for both periods).   Expenses reflected hedging program benefits of $41 million and $121 million in the third quarter and first nine months of 2005, compared with benefits of $41 million and $90 million for the same periods of 2004, respectively.   Third quarter represented an inflection point for diesel fuel hedge benefits during this period of rising prices as the benefit for September 2005 was lower than in September 2004.   No new hedges have been entered into since May of 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.   (See Note 3 for the percentage of estimated future diesel fuel consumption hedged.)   Legislation enacted in the first quarter repeals the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expense increased $28 million, or 90%, in the third quarter and $68 million, or 62%, in the first nine months, compared with the same periods last year.   The increases reflected $16 million for an unfavorable jury verdict received in a FELA case in the third quarter, higher insurance costs (up $4 million for the quarter and $13 million for the first nine months) and $4 million for the portion of the $12.5 million self-insured retention related to Hurricane Katrina expenses.   The year-to-date expense also includes costs associated with the Graniteville derailment (see Note 9).   For the remainder of the year, NS expects to incur about $2 million of additional Graniteville-related costs, which includes higher insurance expenses.

Other expense increased $13 million, or 27%, in the third quarter, and $22 million, or 13%, in the first nine months, compared with the same periods of last year.   The increases for both periods were largely the result of  higher property and sales and use taxes.

Other Income - Net

Other income - net decreased $8 million in the third quarter and $7 million in the first nine months of 2005, compared with the same periods of 2004, which included the $53 million net noncash gain from the Conrail Corporate Reorganization (see Note 2).   Both periods also reflected (1) lower interest accruals related to tax liabilities (down $16 million for the quarter and $11 million for the first nine months) largely because of a favorable adjustment related to the recent settlement of a federal audit cycle, (2) equity in earnings of Conrail subsequent to the Conrail Corporate Reorganization and which benefited from a favorable settlement of a federal audit cycle ($12 million for the quarter and $26 million for the first nine months), (3) higher interest income ($7 million and $18 million respectively), and (4) more coal royalties ($3 million and $10 million respectively), that were partially offset by more expense associated with tax credit investments--$1 million for the quarter and $41 million for the first nine months, which reflects a full period of expenses related to an investment entered into in May 2004.   The year-to-date also benefited from more gains on the sale of property and investments, which were up $12 million.

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

Provision for Income Taxes

The third-quarter effective income tax rate was 31.7% in 2005, compared with 25.8% last year.   For the first nine months, the effective rate was 23.0% in 2005, compared with 28.9% in 2004.   The third quarter and first nine months 2004 rates were reduced by the $53 million net gain from the Conrail Corporate Reorganization.   The effective rate for both quarters was reduced for synthetic fuel related investments.   The decline in the effective rate for the first nine months of 2005 was largely the result of the $96 million benefit associated with the Ohio tax legislation enacted in June and the synthetic fuel-related investments.   As a result of the 2004 Conrail Corporate Reorganization, the 2005 effective income tax rate is no longer significantly affected by NS' equity in Conrail's after-tax earnings.   See Note 5 for the reconciliation of statutory rate to effective rate for all periods.   NS expects its full year effective tax rate to be approximately 25% including the effects of the Ohio legislation.

The consolidated federal income tax returns for 2002 through 2003 are being audited by the Internal Revenue Service (IRS).   The IRS completed its examination of the 2000 and 2001 consolidated federal income tax returns and issued a Revenue Agent's Report (RAR) in September 2005.   The results of the RAR had a negligible effect on the effective tax rate.

NS' interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2004, the phase-out range was $51.35 to $64.47.   The phase-out range for 2005 and later years will be adjusted for inflation; however, a phase out is not considered likely in 2005.

NS cannot predict with certainty the Reference Price of a barrel of oil for 2005 and later years.   If the Reference Price for a year exceeds the applicable phase-out range for that year, NS' synthetic fuel credits could be reduced or eliminated.   However, an indemnification arrangement substantially limits NS' exposure if tax credits are reduced due to oil prices.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.6 billion in the first nine months of 2005, compared with $1.2 billion in the first nine months of 2004.   The improvement reflected the $283 million increase in income from railway operations as well as the effects of the Conrail Corporate Reorganization (see Note 2) offset in part by higher income tax payments, including a payment made upon settlement of a federal audit cycle.   Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR under the operating and lease agreements (which were included in "Conrail Rents and Services" and, therefore, were a use of cash in "Cash provided by operating activities"), was borrowed back from a subsidiary of PRR under a note due in 2032, and therefore, was a source of cash in "Proceeds from borrowings."   This note was effectively extinguished by the reorganization in 2004.   Subsequent to the Conrail Corporate Reorganization, payments under "Conrail rents and services" have declined, depreciation charges have increased and the net borrowings have been terminated.   Accordingly, NS' cash provided by operating activities after the Conrail Corporate Reorganization has increased.   NS' net cash flow from these borrowings amounted to $118 million in the first nine months of 2004.

NS had working capital of $454 million at Sept. 30, 2005 , compared with a working capital deficit of $234 million at Dec. 31, 2004 ..   The improvement reflected higher cash provided by operating activities, as well as a $349 million reduction in current maturities of long-term debt.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2005 and into 2006.

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

Cash used for investing activities was $1.2 billion in the first nine months of 2005, compared with $872 million in the first nine months of 2004.   The increase was principally the result of higher purchases of short-term investments partially offset by lower property additions.

Capital expenditures for the full year 2005 are expected to be at about the same level as 2004 and are expected to include about $30 million related to rebuilding properties destroyed by Hurricane Katrina, most of which will be covered by insurance.   During the first quarter, NS made additional commitments of approximately $84 million to purchase locomotives and other equipment in 2005 (see Note 9).   Even with this level of spending, it is likely that NS will make all of its capital expenditures with internally generated funds.   In addition, investing activities in 2005 reflect NS' investment in synthetic fuel-related investments.

Cash used for financing activities was $558 million in the first nine months of 2005, compared with $255 million in the same period of 2004.   In the first quarter, NS issued a $300 million aggregate principal amount of 6% Senior Notes due March 2105, and in the second quarter, NS issued $717 million of unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and paid $218 million of premium in exchange for $717 million of its previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021) (see Note 6).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.   NS' debt-to-total capitalization ratio was 43.8% at Sept. 30, 2005 , and 48.5% at Dec. 31, 2004 ..   On July 18, 2005 , Standard & Poor's upgraded its ratings on NS' secured debt from BBB to BBB+.   Moody's rating remains at Baa1.

NS currently has in place and available a $1 billion, five-year credit agreement which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at Sept. 30, 2005 , and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity.

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

NS has now reached agreements with all of its unions to settle the bargaining round that began in late 1999.   On or after November 1, 2004 , the railroads and the rail labor unions served new proposals to begin the next bargaining round.   Industry issues include train crew staffing and employee contributions for health care benefits.  Seven rail unions (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employes, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads have filed for mediation with the United Transportation Union (UTU) and with the RLBC unions.   The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach agreement.    The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 12% of NS' operating expenses for the third quarter of 2005 and 11% for the first nine months. The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Sept. 30, 2005 , through swap transactions, NS has hedged approximately 22% of remaining expected 2005 diesel fuel requirements.   The effect of the hedges is to yield an average cost of 87 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $11 million as of Sept. 30, 2005 ..

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2005 , NS' debt subject to interest rate fluctuations totaled $292 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $3 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2005 , the average pay rate under these agreements was 4%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the third quarter and $2 million for the first nine months of 2005, compared with reductions of $1 million and $5 million for the same periods, respectively, in 2004.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $60 million at Sept. 30, 2005 , and $64 million at Dec. 31, 2004 , (of which $12 million was accounted for as a current liability in each period).   At Sept. 30, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 191 known locations.   On that date, 16 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 191 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS had expected to adopt this standard as required in the third quarter; however, the SEC in April 2005 issued a rule that allows companies to delay adoption, and as a result, NS expects to adopt this standard as required in the first quarter 2006.   The statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date.   Under SFAS 123(R), all new equity awards to retirement eligible employees are to be expensed immediately.   This requirement was not included in SFAS 123 and the pro forma calculation in Note 1 did not include such treatment.   If the calculation had followed SFAS 123(R), NS would have experienced a larger pro forma expense in the quarter when the awards were issued.   As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of this statement cannot be predicted with certainty.   However, had NS adopted this statement in prior periods, the effect of adoption on net income and earnings per share would have approximated the amounts shown in the pro forma information included in Note 1, except for the previously mentioned effect of awards made to retirement eligible employees.

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators would also be required to prescribe new regulations governing railroads' transportation of hazardous materials.   If enacted, such legislation and regulations could impose significant additional costs on railroads including NS.   In addition, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.   Some legislators have contemplated pre-notification requirements for hazardous material shipments.   If promulgated, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.   Accordingly, NS will oppose efforts to impose unwarranted regulation in this area.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   The Company undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 23 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) as of Sept. 30, 2005.   Based on such evaluation, such officers have concluded that, as of Sept. 30, 2005 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the third quarter of 2005, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
July 1-31, 2005	2,654(1)	$ 37.69	--	--
Aug. 1-31, 2005	--	--	--	--
Sept. 1-30, 2005	26,898 (1)	$ 39.25	--	--
Total	29,552	$ 39.11

(1)     Shares tendered by an employee in connection with the exercise of stock options under the Long-Term Incentive Plan.

  Item 6.   Exhibits

3(i)	The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..
3(ii)	The Bylaws of Norfolk Southern Corporation, as amended July 26, 2005, are incorporated by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on July 28, 2005.
15	Letter regarding unaudited interim financial information.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 28, 2005	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Oct. 28, 2005	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

15	Letter regarding unaudited interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications