Form 10-K/A
NORFOLK SOUTHERN CORP
filed 2006-01-17
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-K /A (Amendment No. 1)

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes (X)   No (  )

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes (   )   No (X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes (   )   No (X )

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2004 was $10,440,582,263 (based on the closing price as quoted on the New York Stock Exchange on that date).

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ( )

The number of shares outstanding of each of the registrant's classes of common stock, as of Jan. 31, 2005 :   400,276,939 (excluding 20,907,125 shares held by registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for our fiscal year ended December 31, 2004 previously filed on March 2, 2005 to present separate financial statements of Conrail Inc., in accordance with Rule 3-09 of Regulation S-X.   Otherwise, this amendment does not update or modify in any way the disclosures in Norfolk Southern's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ..

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits, Financial Statement Schedule.

23.1	Consent of Independent Registered Public Accounting Firms

31	Rule 13a-14(a)/ 15d-14(a) Certifications ..

32	Section 1350 Certifications.

99.1	Unaudited Financial Statements of Conrail Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January, 2006.

NORFOLK SOUTHERN CORPORATION

By:  /s/ Charles W. Moorman
       (Charles W. Moorman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of January, 2006, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Charles W. Moorman	President, Chief Executive Officer and Director
(Charles W. Moorman)	(Principal Executive Officer)

/s/ David R. Goode	Chairman and Director
(David R. Goode)

/s/ Henry C. Wolf	Vice Chairman and Chief Financial Officer
(Henry C. Wolf)	(Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

/s/ *	Director
(Gerald L. Baliles )

/s/ *	Director
(Gene R. Carter)

/s/ *	Director
(Alston D. Correll )

/s/ *	Director
(Landon Hilliard)

/s/ *	Director
( Burton M. Joyce)

/s/ *	Director
(Steven F. Leer)

/s/ *	Director
(Jane Margaret O'Brien)

/s/ *	Director
(Harold W. Pote )

/s/ *	Director
(J. Paul Reason)

*	James A. Squires, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By:   /s/ James A. Squires
         (James A. Squires, attorney-in-fact )

EXHIBIT INDEX

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Electronic Submission Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firms

31	Rule 13a-14(a)/ 15d-14(a) Certifications ..

32	Section 1350 Certifications.

99.1	Unaudited Financial Statements of Conrail Inc.