Form 10-K
period 2005-12-31
NORFOLK SOUTHERN CORP
filed 2006-02-23
CIK 702165

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

Indicate by checkmark if the registrant is well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes (X) No ( )

Indicate by checkmark if the registrant is not required to file such reports pursuant to section 13 or 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            (   )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2005 was $12,524,405,303 (based on the closing price as quoted on the New York Stock Exchange on that date).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of Jan. 31, 2006 : 412,236,777 (excluding 20,833,125 shares held by registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	1 and 2. Business and Properties	K3
	1A. Risk Factors	K12
	1B. Unresolved Staff Comments	K15
	3. Legal Proceedings	K15
	4. Submission of Matters to a Vote of Security Holders	K15
	Executive Officers of the Registrant	K16

Part II.	5. Market for Registrant's Common Equity and Related Stockholders Matters	K18
	6. Selected Financial Data	K19
7. Management's Discussion and Analysis of Financial Condition and Results
	of Operations	K21
	7A. Quantitative and Qualitative Disclosures About Market Risk	K41
	8. Financial Statements and Supplementary Data	K42
9. Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	K82
	9A. Controls and Procedures	K82

Part III.	10. Directors and Executive Officers of the Registrant	K83
	11. Executive Compensation	K83
12. Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	K83
	13. Certain Relationships and Related Transactions	K86
	14. Principal Accountant Fees and Services	K86

Part IV.	15. Exhibits and Financial Statement Schedules	K87

	Power of Attorney	K95

	Signatures	K95

K2

PART I

Norfolk Southern Corporation and Subsidiaries (NS)

Item 1.   Business.   and Item 2.   Properties ..

GENERAL -  Norfolk Southern Corporation ( Norfolk Southern) was incorporated on July 23, 1980 , under the laws of the Commonwealth of Virginia ..   On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission   (now the Surface Transportation Board [STB]).   Effective Dec. 31, 1990 , Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).   Effective Sept. 1, 1998 , NW was merged with and into Norfolk Southern Railway.   As of Dec. 31, 2005 , all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation Inc. (CSXT).   On June 1, 1999 , NSR and CSXT, began operating separate portions of Conrail’s rail routes and assets.   On August 27, 2004, NS, CSX and Conrail completed a corporate reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSX Transportation, Inc. (CSXT) of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively (See Note 5 to the Consolidated Financial Statements).

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

RAILROAD OPERATIONS –  As of Dec. 31, 2005 , NS’ railroads operated approximately 21,200 miles of road in 22 eastern states, the District of Columbia and Ontario , Canada ..   The miles

operated, which includes leased lines between Cincinnati , Ohio , and Chattanooga , Tennessee , and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of Dec. 31, 2005

			Passing
			Track,
	Miles of Road	Second and Other Main Track	Crossovers and Turnouts	Way and Yard Switching	Total

Owned	16,237	2,808	2,087	8,598	29,730
Operated under lease,
contract or trackage rights	4,947	1,978	417	969	8,311
Total	21,184	4,786	2,504	9,567	38,041

NS' railroads carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest and, via interchange with other rail carriers, to and from the rest of the United States and parts of Canada ..   They also transport overseas freight through several Atlantic and Gulf Coast ports, which include:

The ports of New York/New Jersey	Philadelphia , PA	Camden , NJ
Baltimore , MD	Wilmington , DE	Norfolk , VA
Morehead City , NC	Charleston , SC	Savannah , GA
Brunswick , GA	Jacksonville , FL	Mobile , AL
New Orleans , LA

The lines of NS' railroads reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest ..   In addition, haulage arrangements with connecting carriers allow NS' railroads to provide single-line service to and from additional markets.   Highlights of our service network are as follows:

Haulage, trackage rights and interline arrangements with:

Florida East Coast Railway Company	-	Service to Southern and Eastern Florida

The Kansas City Southern Railway Company	-	Transcontinental intermodal service via Dallas with the Burlington Northern Santa Fe Railway Company

Canadian Pacific Railway Company	-	Service to New England

Guilford Transportation Industries	-	Service to New England

Leading centers originating and terminating freight traffic:

Chicago	Norfolk	Detroit
Atlanta	New York City	Jacksonville
Kansas City , MO	Baltimore	Buffalo
Charleston	Cleveland	Columbus
Philadelphia	Pittsburgh	Toledo
Greensboro	Charlotte	Savannah

Major interterritorial gateways:

Chicago	Memphis	Sidney/Salem, IL
New Orleans	Kansas City	Buffalo
St. Louis	Meridian , MS

Corridors with heaviest freight volume:

New York City area to Chicago (via Allentown and Pittsburgh )

Chicago to Jacksonville (via Cincinnati , Chattanooga and Atlanta )

Appalachian coal fields of Virginia , West Virginia and Kentucky to Norfolk and Sandusky , OH

Cleveland to Kansas City

Knoxville to Chattanooga

The system’s lines also reach many individual industries, electric generating facilities, mines (in western Virginia , eastern Kentucky , southern and northern West Virginia and western Pennsylvania ), distribution centers, transload facilities and other business located in smaller communities in its service area.

Triple Crown Operations  – Triple Crown Services Company (TCSC), NS’ subsidiary, offers door-to-door intermodal service using RoadRailer® equipment and domestic containers.   RoadRailer® units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives.   TCSC provides intermodal service in major traffic corridors, including those between the Midwest and the Northeast, the Midwest and the Southeast, and the Midwest and Texas ..

The following table sets forth certain statistics relating to NS railroads' operations for the past 5 years:

Rail Operating Statistics

	Years Ended Dec. 31,
	2005	2004	2003	2002	2001

Revenue ton miles (billions)	203	198	183	179	182
Freight train miles traveled (millions)	81.2	77.7	73.9	72.6	70.0
Revenue per ton mile	$0.0421	$0.0369	$0.0353	$0.0350	$0.0339
Revenue ton miles per
man-hour worked	3,146	3,347	3,111	3,067	3,023
Percentage ratio of railway operating
expenses to railway operating revenues	75.2%	76.7%	83.5%[1]	81.5%	83.7%

1 Includes $107 million of costs for a voluntary separation program, which added 1.6 percentage points to the ratio.

RAILWAY OPERATING REVENUES --  NS' total railway operating revenues were $8.5 billion in 2005.   See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC -- Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues.   The railroads handled a total of 187 million tons in 2005, most of which originated on NS' lines in West Virginia , Virginia , Pennsylvania and Kentucky ..   Revenues from coal, coke and iron ore accounted for about 25% of NS' total railway operating revenues in 2005.

Total coal handled through all system ports in 2005 was 38 million tons.   Of this total, 12 million tons (including coastwise traffic) moved through Norfolk , Virginia , 4 million tons moved through the Baltimore Terminal, 14 million tons moved to various docks on the Ohio River , and 8 million tons moved to various Lake Erie ports.   Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River ..

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL MERCHANDISE TRAFFIC  -  General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota ..   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper and clay.

In 2005, 144 million tons of general merchandise freight, or approximately 66% of total general merchandise tonnage handled by NS, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS-received traffic included Chicago , Memphis , New Orleans , Cincinnati , Kansas City, Detroit , Hagerstown , St. Louis/East St. Louis and Louisville ..   General merchandise carloads handled in 2005 were 2.9 million, the revenue from which accounted for 54% of NS’ total railway operating revenues in 2005.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2005 were 3.2 million, the revenues from which accounted for 21% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES -  In 2005, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.   Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. In 2005, coal movements that had been moving under common carrier (tariff) rates to Duke Energy and Carolina Power and Light power plants began moving under contract rates as part of the settlement agreements resolving the rail transportation rate cases brought by each of the utilities.   In 2004 there were significant coal movements moving under common carrier (tariff) rates that had previously moved under rates contained in transportation contracts.

In 2005, NS' railroads were found by the STB to be “revenue adequate” based on results for the year 2004.   A railroad is “revenue adequate” under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to a statutory requirement.

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

NONCARRIER OPERATIONS -  NS' noncarrier subsidiaries engage principally in the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.   In 2005, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

RAILWAY PROPERTY

The NS railroad system extends across 22 states, the District of Columbia and portions of Canada ..   The railroad infrastructure makes the company capital intensive with total property of approximately $21 billion.

Capital Expenditures - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2005	2004	2003	2002	2001
	($ in millions)
Road	$739	$607	$495	$519	$505
Equipment	284	429	218	174	233
Other property	2	5	7	2	8
Total	$1,025	$1,041	$720	$695	$746

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.   For 2006, NS has budgeted $1.15 billion of capital spending.   On Dec. 2, 2005 , NS announced an agreement to form a joint venture with Kansas City Southern pursuant to which NS intends to contribute $300 million in cash in exchange for a 30% interest in the joint venture.   See the discussion following “Cash used for investing activities,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment - As of Dec. 31, 2005 , NS owned or leased the following units of equipment:

Number of Units

				Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,360	150	3,510	12,077,200
Switching	207	--	207	303,700
Auxiliary units	74	--	74	--
Total locomotives	3,641	150	3,791	12,380,900

Freight cars:				(Tons)
Hopper	19,313	814	20,127	2,127,459
Box	18,615	2,257	20,872	1,652,499
Covered hopper	9,207	2,725	11,932	1,302,758
Gondola	30,118	8,031	38,149	4,090,723
Flat	2,785	1,339	4,124	321,218
Caboose	238	--	238	--
Other	4,012	--	4,012	199,706
Total freight cars	84,288	15,166	99,454	9,694,363

Other:
Work equipment	5,422	3	5,425
Vehicles	3,948	--	3,948
Highway trailers and
containers	450	10,253	10,703
RoadRailer®	6,784	197	6,981
Miscellaneous	1,447	19,012	20,459
Total other	18,051	29,465	47,516

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes 18 locomotives and 6,550 freight cars leased from CRC.

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2005 ..

	Year Built
						1994-	1989-	1988 &
	2005	2004	2003	2002	2001	2000	1993	Before

Total

Locomotives:
No. of units	89	207	100	-- *	160	975	465	1,645	3,641
% of fleet	2%	6%	3%	--%	4%	27%	13%	45%	100%

Freight cars:
No. of units	71	--	--	--	44	9,475	6,866	67,832	84,288
% of fleet	--%	--%	--%	--%	--%	11%	8%	81%	100%

             * Fifty of the locomotives built in 2001 were purchased in 2002.

The following table shows the average age of NS’ locomotive and freight car fleets at Dec. 31, 2005 , and the number of retirements in 2005:

	Locomotives	Freight Cars

Average age – in service	17.2 years	28.4 years
Retirements	52 units	1,499 units
Average age – retired	27.4 years	34.1 years

Between 1988 and 2000, about 29,000 coal cars were rebodied.   As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

	Annual Average Bad Order Ratio
	2005	2004	2003	2002	2001

Freight cars	6.3%	7.4%	7.4%	8.1%	6.9%
Locomotives	6.2%	6.3%	6.2%	6.3%	5.8%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.   The freight car bad order ratio rose in 2001 and 2002 as a result of decreased maintenance activity.   The declines in 2005 and 2003 reflected an increase in maintenance activity as well as the retirement of unserviceable units.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.   The elevated ratio through 2005 reflected units out of service related to the resumption of maintenance and modification activities.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $650 million as of Dec. 31, 2005 , and $930 million as of Dec. 31, 2004 ..

Track Maintenance - Of the approximately 38,000 total miles of track operated, NS had responsibility for maintaining about 30,000 miles of track with the remainder being operated under trackage rights.

Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.   Approximately 44% of NS lines carried 20 million or more gross tons per track mile.

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2005	2004	2003	2002	2001

Track miles of rail installed	302	246	233	235	254
Miles of track surfaced	4,663	5,055	5,105	5,270	3,836
New crossties installed (millions)	2.5	2.5	2.8	2.8	1.5

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

Traffic Control - Of the approximately 16,200 route miles owned by NS, 11,052 miles are signalized, including 8,030 miles of centralized traffic control (CTC) and 3,022 miles of automatic block signals.   Of the 8,030 miles of CTC, 2,715 miles are controlled by data radio originating at 215 base station radio sites.

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

ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal.   To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.   See the discussion of “Personal Injury, Environmental and Legal Liabilities” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 18 to the Consolidated Financial Statements.

EMPLOYEES –  The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2005	2004	2003	2002	2001

Average number of employees	30,294	28,475	28,753	28,970	30,894

Average wage cost per employee	$61,000	$59,000	$58,000	$54,000	$52,000

Average benefit cost per employee	$29,000	$28,000	$28,000	$24,000	$21,000

Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 14 different labor unions.   See the discussion of “Labor Agreements” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION -  In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS' railroads are subject to regulation by the STB.   The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers.   The Federal Railroad Administration regulates certain track and mechanical equipment standards.

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail  Act of 1980, has continued.   Significant exemptions are TOFC/COFC (i.e., “piggyback”) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well for the duration of the contract.   About 80% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2006 to re-subject the rail industry to unwarranted federal economic regulation.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS will oppose efforts to reimpose unwarranted economic regulation.

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

Item 1A.   Risk Factors.

NS is subject to significant governmental regulation and legislation over commercial, environmental and operating matters.   Railroads are subject to commercial regulation by the Surface Transportation Board, which has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers.   Occasional efforts are made to re-subject the rail industry to unwarranted federal economic regulation.   Economic re-regulation of the rail industry could negatively impact NS’ ability to determine prices for rail services and reduce capital spending on its rail network, resulting in a material adverse effect on NS’ results of operations, financial condition, and liquidity.

NS’ operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to water ways or ground water supplies; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business.  Several of NS’ subsidiaries own, or have owned, land used as operating property or held for sale, or which is leased or may have been leased and operated by others.  Environmental problems that are latent or undisclosed may exist on these properties, and NS could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties.  Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time, and the resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

The Federal Railroad Administration regulates a host of operations matters including track and mechanical equipment standards; signaling systems; testing and inspection of grade crossing warning devices, hours of service of operating employees; drug and alcohol testing; locomotive engineer certification; and reporting of employee injuries, among other areas.   NS’ unintentional failure to comply with applicable laws and regulations could have a material adverse effect on NS, and changes in the legislative or regulatory frameworks within which NS operates could adversely affect its business.

NS may be affected by general economic conditions.   Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities NS carries may have an adverse effect on its operating results, financial condition, and liquidity.   Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact in a particular quarter.

NS faces competition from other transportation providers.   NS is subject to competition from motor carriers, railroads, and to a lesser extent, ships, barges, and pipelines on the basis of transit time, pricing, and the quality and reliability of service.   While NS has used primarily internal resources to build or acquire and maintain its rail system, trucks and barges have been able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which NS operates, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on its results of operations, financial condition, and liquidity.

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.   Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators also would be required to prescribe new regulations governing railroads’ transportation of hazardous materials.   If enacted, such legislation and regulations could impose significant additional costs on railroads.   Additionally, regulations adopted by t he Department of Transportation and regulations contemplated by the Department of Home land Security could significantly increase the costs associated with moving hazardous materials on NS’ lines.   Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.   Some legislators have contemplated pre-notification requirements for hazardous materials shipments.   If promulgated such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

The operations of carriers with which NS interchanges may adversely affect its operations.   NS’ ability to provide rail service to customers in the U.S. and Canada depends in large part upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, car supply, reciprocal switching, interchange, trackage rights and locomotive availability.   Deterioration in the operations of, or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in NS’ inability to meet its customers’ demands or require NS to use alternate train routes, which could result in significant additional costs and network inefficiencies.

NS relies on technology and technology improvements in its business operations.   If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficulties, which could have a material adverse impact on its results of operations, financial condition, and liquidity.   Additionally, if NS does not have sufficient capital to acquire new technology or if it is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its results of operations, financial position, and liquidity.

During 2006, NS will relocate its primary production data center to a newly renovated, state-of-the-art data center. Relocation of primary production applications will begin in April and continue through November. Multiple strategies are being utilized to minimize risk such as purchasing seed equipment for the new data center in support of all mission critical applications. This would include all network components, Mainframe, Teradata and server based critical infrastructure. For less critical applications, the equipment will be shutdown and transported to the new data center. In all cases disaster recovery readiness for mission critical applications will be maintained.

The vast majority of NS employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect its operations.   A pproximately 26,000, or about 85%, of NS railroad employees are covered by collective bargaining agreements with various labor unions.  If unionized workers were to engage in a strike, work stoppage, or other slowdown, NS could experience a significant disruption of its operations.   Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase NS’ costs for healthcare, wages, and other benefits.   Any of these factors could have a material adverse impact on NS’ results of operations, financial condition, and liquidity.

NS may be subject to various claims and lawsuits that could result in significant expenditures.   The nature of NS’ business exposes it to the potential for various claims and litigation related to labor and employment, personal injury, freight loss and other property damage, and other matters. Job-related personal injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS’ operating results, financial condition, and liquidity to the extent not covered by insurance.   NS has obtained commercial insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (currently up to $25 million per occurrence for bodily injury and property damage to third parties and $12.5 million per occurrence for property owned by NS or in its care, custody or control).   Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

Severe weather could result in significant business interruptions and expenditures.   Severe weather conditions and other natural phenomena, including hurricanes and floods, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on NS’ operating results, financial condition, and liquidity.

Unpredictability of demand for rail services resulting in the unavailability of qualified personnel could adversely affect NS’ operational efficiency and ability to meet demand.   Workforce demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on NS’ ability to meet demand for rail service. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on NS’ operational efficiency and otherwise have a material adverse effect on its results of operations, financial condition, and liquidity.

NS may be affected by terrorism or war.   Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect NS’ results of operations, financial condition, and liquidity.   Because NS plays a critical role in the nation’s transportation system, it could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

Although NS currently maintains insurance coverage for third-party liability arising out of war and acts of terrorism, its current insurance coverage for first-party property damage and damage to property in NS’ care, custody or control does not apply to damage caused by war and may not apply to certain acts of terrorism.   In addition, premiums for some or all of NS’ current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses may not be available to NS in the future.

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.   NS consumes over 500 million gallons of diesel fuel each year.   Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.   If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, NS’ operating results, financial condition, and liquidity could be affected.   Also, such an event would impact NS as well as its customers and other transportation companies.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment.   Additionally, NS competes with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties.   Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages that could materially affect NS’ operating results, financial condition, and liquidity.

Item 1B.   Unresolved Staff Comments.

None.

Item 3.   Legal Proceedings ..

None.

Item 4.   Submission of Matters to a Vote of Security Holders ..

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.   Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.   There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.   The following table sets forth certain information, as of January 31, 2006 , relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

David R. Goode, 65,	Present position since November 1, 2005 ..
Chairman	Served as Chairman and Chief Executive Officer from
October 1, 2004 , to November 1, 2005 , and prior thereto
was Chairman, President and Chief Executive Officer.
Mr. Goode will retire from position as Chairman effective
February 1, 2006 , and he will serve as special advisor to the
Chief Executive Officer until his retirement effective
March 1, 2006 ..

Charles W. Moorman, 53,	Present position since November 1, 2005 ..
President and Chief Executive	Served as President from October 1, 2004 to November 1, 2005 ;
Officer	as Senior Vice President – Corporate Planning and Services from
December 1, 2003 to October 1, 2004 ; Senior Vice President –
Corporate Services from February 1, 2003 to December 1, 2003 ;
also served as President – Thoroughbred Technology and
Telecommunications, Inc. since October 1999 and prior thereto was Vice President – Information Technology. Mr. Moorman
will succeed Mr. Goode as Chairman effective February 1, 2006 ..

L. I. Prillaman, 62,	Present position since August 1998.
Vice Chairman and
Chief Marketing Officer

Stephen C. Tobias, 61,	Present position since August 1998.
Vice Chairman and
Chief Operating Officer

Henry C. Wolf, 63,	Present position since August 1998.
Vice Chairman and
Chief Financial Officer

James A. Hixon, 52,	Present position since October 1, 2005 ..
Executive Vice President –	Served as Executive Vice President – Finance and Public Affairs
Law and Corporate Relations	From October 1, 2004 , to October 1, 2005 ; Senior Vice
President – Legal and Government Affairs from December 1,
2003 to October 1, 2004 ; Senior Vice President – Administration
from February 1, 2001 to December 1, 2003 ; Senior Vice
President – Employee Relations from November 1, 1999 to
February 1, 2001 ; and prior thereto was Vice President –
Taxation.

Mark D. Manion, 53,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Transportation Operations
Operations	from December 1, 2003 to October 1, 2004 ; Vice President –
Transportation Services and Mechanical from February 1, 2001 to December 1, 2003 ; and prior thereto was Vice President –
Mechanical.

Kathryn B. McQuade, 49,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Finance from December 1,
Planning and Chief Information	2003 to October 1, 2004 ; Senior Vice President – Financial
Officer	Planning from April 1, 2000 to December 1, 2003 ; and prior
thereto was Vice President – Financial Planning.

John P. Rathbone, 53,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Administration from
Administration	December 1, 2003 to October 1, 2004 ; Senior Vice President
and Controller from April 2000 to December 1, 2003 and prior thereto was Vice President and Controller.

Donald W. Seale, 53,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Marketing Services from
Sales and Marketing	December 1, 2003 to October 1, 2004 ; and prior thereto was
Senior Vice President- Merchandise Marketing.

Dan iel D. Smith, 53,	Present position since December 1, 2003 ..
Senior Vice President –	Served as President- NS Development from February 1, 2001 to
Energy and Properties	December 1, 2003 ; and prior thereto was President of
Pocahontas Land Corporation.

James A. Squires, 44,	Present position since October 1, 2004 ..
Senior Vice President – Law	Served as Vice President – Law from December 1, 2003 to
October 1, 2004 ; Senior General Counsel from February 1, 2002 to December 1, 2003 and prior thereto was General Counsel.

Marta R. Stewart , 48,	Present position since December 1, 2003 ..
Vice President and Controller	Prior thereto was Assistant Vice President Corporate Accounting.

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 48,180 stockholders of record as of Dec. 31, 2005 , is traded on the New York Stock Exchange with the symbol NSC.   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2005 and 2004.

Quarter

2005	1st	2nd	3rd	4th
Market price
High	$38.99	$37.78	$40.93	$45.81
Low	33.21	29.60	30.70	38.01
Dividends per share	$0.11	$0.11	$0.13	$0.13

2004
Market price
High	$24.06	$26.60	$29.79	$36.69
Low	20.38	21.54	24.77	29.88
Dividends per share	$0.08	$0.08	$0.10	$0.10

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Oct. 1-31, 2005	2,524(1)	$39.61	--	--
Nov. 1-30, 2005	32,170(1)	$42.01	--	50,000,000
Dec. 1-31, 2005	10,907(1)	$44.28	--	50,000,000
Total	45,601	$42.42

(1)                 Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005 , the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million of the NS’ common stock may be purchased by 2015.

Item 6.   Selected Financial Data ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW 2001-2005

	2005 [1]	2004 [2]	2003[3]	2002	2001
	($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues	$8,527	$7,312	$6,468	$6,270	$6,170
Railway operating expenses	6,410	5,610	5,404	5,112	5,163
Income from railway operations	2,117	1,702	1,064	1,158	1,007

Other income – net	74	89	19	66	99
Interest expense on debt	494	489	497	518	553
Income from continuing operations before income taxes and accounting changes	1,697	1,302	586	706	553

Provision for income taxes	416	379	175	246	191
Income from continuing operations before accounting
changes	1,281	923	411	460	362

Discontinued operations[4]	--	--	10	--	13
Cumulative effect of changes in accounting principles, net of taxes[5]	--	--	114	--	--
Net income	$1,281	$923	$535	$460	$375

PER SHARE DATA
Income from continuing operations before accounting changes – basic	$3.17	$2.34	$1.05	$1.18	$0.94
– diluted	$3.11	$2.31	$1.05	$1.18	$0.94
Net income – basic	$3.17	$2.34	$1.37	$1.18	$0.97
– diluted	$3.11	$2.31	$1.37	$1.18	$0.97
Dividends	$0.48	$0.36	$0.30	$0.26	$0.24
Stockholders' equity at year end	$22.66	$19.95	$17.83	$16.71	$15.78

FINANCIAL POSITION
Total assets	$25,861	$24,750	$20,596	$19,956	$19,418
Total long-term debt, including
current maturities[6]	$6,930	$7,525	$7,160	$7,364	$7,632
Stockholders' equity	$9,289	$7,990	$6,976	$6,500	$6,090

OTHER
Capital expenditures	$1,025	$1,041	$720	$695	$746

Average number of shares outstanding (thousands)	404,170	394,201	389,788	388,213	385,158
Number of stockholders at year end	48,180	51,032	52,091	51,418	53,042
Average number of employees:
Rail	29,851	28,057	28,363	28,587	30,510
Nonrail	443	418	390	383	384
Total	30,294	28,475	28,753	28,970	30,894
[1]

2005 provision for income taxes includes a $96 million benefit related to the reduction of NS’ deferred income tax liabilities resulting from tax legislation enacted by Ohio ..   This benefit increased net income by $96 million, or 23 cents per diluted share.

[2]	2004 other income – net includes a $53 million net gain from the Conrail Corporate Reorganization. This gain increased net income by $53 million or 13 cents per diluted share.
[3]

2003 operating expenses include a $107 million charge for a voluntary separation program.   Other income – net includes an $84 million charge to recognize the impaired value of certain telecommunications assets.   These charges reduced net income by $119 million, or 30 cents per diluted share.

[4]

NS sold all the common stock of its motor carrier subsidiary, North American Van Lines, Inc. in 1998.   Results in 2001 include an additional after-tax gain of $13 million, or 3 cents per diluted share, that resulted from the expiration of certain indemnity obligations contained in the sales agreement.   Results in 2003 include an additional after-tax gain of $10 million, or 3 cents per diluted share, resulting from resolution of tax issues related to the transaction.

[5]

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

[6]	Excludes notes payable to Conrail of $716 million in 2003, $513 million in 2002 and $301 million in 2001.
See accompanying Consolidated Financial Statements and notes thereto.

Item 7 ..   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

NS’ results in 2005 reflect substantial increases in revenues resulting from higher pricing, fuel surcharges and increased traffic volume that kept pace with the growth of the U.S. economy.   Revenues increased $1.2 billion, or 17%, in 2005, as high demand for rail freight transportation, coupled with constrained capacity for other modes of transport and the fluidity of the NS network enabled NS to raise rates and handle additional volume.   Approximately one-third of the revenue increase was due to higher fuel surcharge amounts.   Carloadings were up 322,300 units, or 4%, largely because of a 9% increase in intermodal traffic.   For the most part, increased operating expenses of $800 million were reflective of the increased traffic volume as well as sharply higher fuel prices.   In addition, casualties and other claims expenses were significantly higher in 2005 related to an accident in Graniteville , South Carolina in January, a large unfavorable jury award in July and two strong Gulf Coast hurricanes in August and September.   Despite the 14% increase in expenses, the operating ratio, a measure of the amount of operating revenues consumed by operating expenses, improved to 75.2%, and income from railway operations rose 24%.

The strong operating results translated into significantly improved cash flows which were used to pay off debt and increase dividends while establishing an all-time high cash and short-term investment balance of $1.3 billion at year end.   Looking ahead, NS expects business levels to continue to grow in 2006 but at a more modest pace than seen in 2005.   NS plans to continue its focus on improving service levels and maintaining an aggressive pricing strategy as business is renewed.   Approximately one-half of NS’ revenue base is subject to renegotiation or repricing in 2006.

SUMMARIZED RESULTS OF OPERATIONS

2005 Compared with 2004

Net income in 2005 was $1.3 billion, or $3.11 per diluted share, up $358 million, or 39%, compared with $923 million, or $2.31 per diluted share, in 2004.   The results in 2005 reflected a $96 million second quarter increase to net income related to state tax law changes (see Note 3), while the results in 2004 reflected a $53 million net gain related to the Conrail Corporate Reorganization (see Note 5).   The remaining $315 million increase in net income was primarily due to higher income from railway operations.   Railway operating revenues increased $1.2 billion, reflecting higher rates (including the favorable effects of the coal rate cases settled in the second quarter – see below), fuel surcharges and increased traffic volume.   Railway operating expenses rose $800 million, or 14%, principally due to higher diesel fuel prices, increased volume-related expenses and casualty claims costs.

2004 Compared with 2003

Net income in 2004 of $923 million, or $2.31 per diluted share, was up $388 million, or 73%, compared with net income of $535 million, or $1.37 per diluted share, in 2003.   Results in 2003 included a $10 million, or 3 cents per share, gain from discontinued operations (see Note 17) and a $114 million, or 29 cents per share, benefit related to the cumulative effect of changes in accounting principles (see Note 1).   Income from continuing operations before accounting changes was $923 million, or $2.31 per diluted share, in 2004, compared with $411 million, or $1.05 per diluted share, in 2003.   The increase in 2004 was the result of higher income from railway operations and also included a $53 million net noncash gain from the Conrail Corporate Reorganization (see Note 5).   In addition, the comparisons were affected by the costs of a voluntary separation program (see Note 11) and the impairment of certain telecommunications assets (see Note 6) in 2003, which combined to reduce net income in that year by $119 million, or 30 cents per diluted share.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $8.5 billion in 2005, $7.3 billion in 2004 and $6.5 billion in 2003.   The following table presents a three-year comparison of revenues, volume and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,115	$1,728	$1,500	1,735.4	1,690.8	1,614.6	$1,219	$1,022	$929
General merchandise:
Automotive	997	954	936	615.9	634.6	645.1	1,620	1,503	1,450
Metals/construction	978	818	699	794.2	781.1	710.2	1,231	1,048	984
Chemicals	973	864	772	447.0	448.5	425.7	2,176	1,927	1,815
Agr./cons. prod./govt.	845	727	688	580.3	568.9	555.8	1,455	1,278	1,238
Paper/clay/forest	793	684	634	458.8	448.8	443.2	1,729	1,524	1,431
General merchandise	4,586	4,047	3,729	2,896.2	2,881.9	2,780.0	1,583	1,404	1,341

Intermodal	1,826	1,537	1,239	3,154.9	2,891.5	2,466.6	579	531	502

Total	$8,527	$7,312	$6,468	7,786.5	7,464.2	6,861.2	$1,095	$980	$943

In 2005, revenues increased $1.2 billion, or 17%, reflecting a $539 million, or 13%, rise in general merchandise revenues; a $387 million, or 22%, improvement in coal revenues; and a $289 million, or 19%, increase in intermodal revenues.   All market groups collected significant amounts of fuel surcharge, which accounted for approximately one-third of the increase in revenues.   At year end 2005, fuel surcharge provisions covered approximately 85% of total revenues.

As shown in the following table, the 2005 revenue improvement was the result of increased average revenues and higher traffic volumes.

Revenue Variance Analysis

Increases

	2005 vs. 2004	2004 vs. 2003
	($ in millions)

Revenue per unit/mix	$899	$275
Volume	316	569
Total	$1,215	$844

The favorable revenue per unit/mix variance accounted for 74% of the total variance and was driven by higher rates and increased fuel surcharges, offset in part by an unfavorable mix component reflecting a 9% rise in lower average priced intermodal traffic volume.   Volume rose by 322,300 units, or 4%.

In 2004, revenues increased $844 million, or 13%, reflecting a $318 million, or 9%, rise in general merchandise revenues, a $298 million, or 24%, increase in intermodal revenues and a $228 million, or 15%, improvement in coal revenues.   The revenue improvement was the result of 9% higher traffic volumes and increased average revenues.   All general merchandise market groups except automotive posted volume increases over 2003.   The favorable revenue per unit/mix variance was driven by higher average revenue per unit that reflected higher rates and increased fuel surcharges, offset in part by the effects of a 17% increase in lower-priced intermodal traffic volume.

Beginning March 1, 2004 , NS modified its fuel surcharge program for its merchandise and coal traffic.   The fuel surcharge program in effect until that time applied a 2% fuel surcharge to line haul freight charges when the West Texas Intermediate (WTI) crude oil price, as published in the Wall Street Journal, exceeded $28.00 per barrel for 30 consecutive business days.   For each $5.00 per barrel increase, an additional 2% fuel surcharge applied.   The revised fuel surcharge is based on the monthly average price of WTI crude oil.   Line haul freight charges are adjusted by 0.4% for every dollar the average price exceeds $23 per barrel in the second calendar month prior to the month in which the fuel surcharge is applied.   The modification in the fuel surcharge program causes the amount charged to more closely reflect fuel price fluctuations.   Higher average WTI crude oil prices resulted in an increase in fuel surcharges; however, this was offset by the effect of higher prices for diesel fuel and other oil products.

COAL revenues increased $387 million, or 22%, compared with 2004, reflecting higher average revenue per carload and increased traffic volume.   Coal average revenue per unit was up 19% compared with 2004, reflecting higher rates, the favorable effects of fuel surcharges, longer-haul business and the rate cases settled in the second quarter (see below).   Coal represented 25% of NS’ revenues in 2005, and 83% of shipments handled originated on NS’ lines.   Traffic volumes rose 3% primarily because of increased shipments of utility coal that offset lower export and domestic metallurgical coal, coke and iron ore shipments.

During the second quarter of 2005, NS entered into settlement agreements with two utility customers that resolved their rail transportation rate cases before the Surface Transportation Board (STB).   In 2002, Duke Energy (Duke) and Carolina Power & Light (CP&L) each filed rate reasonableness complaints with the STB.   In October 2004, the STB found NS’ rates to be reasonable in both cases, and at the STB’s invitation, Duke and CP&L each initiated proceedings to determine if phasing constraints should apply.   As a result of the settlement of these cases, NS recognized $55 million of additional coal revenue related to the period in dispute.

In 2004, coal revenues increased $228 million, or 15%, versus 2003.   Traffic volume increased 5% primarily due to higher export, utility and metallurgical coal volumes, which offset declines in coke and iron ore.   Average revenue per unit increased 10%, reflecting higher rates, fuel surcharges, a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of short haul traffic) and improved loading productivity (increased tons per car).   Coal, coke and iron ore revenues represented 24% of total railway operating revenues in 2004, and 83% of NS' coal shipments originated on lines it operates.

Total Coal, Coke and Iron Ore Carloads

	2005	2004	2003
	(Cars in thousands)

Utility	1,292.0	1,222.4	1,188.5
Export	139.2	157.0	116.5
Domestic metallurgical	209.5	214.0	213.8
Industrial	94.7	97.4	95.8
Total	1,735.4	1,690.8	1,614.6

Utility coal volume increased 6%, compared to 2004, in response to increased coal-fired generation to meet the heavier electricity demand of a strong economy, limited nuclear power generation capacity, higher natural gas prices and utility coal stockpiles which were below target levels across NS’ service area.   Supply constraints dampened shipments while the increased demand for Eastern U.S. coal prompted some customers to shift to coal from non-traditional sources in Wyoming and Colorado and imported coal.   Appalachian coal production increased modestly and western coal production was up 2% in 2005.

In 2004, utility coal volume increased 3%, compared to 2003, as electricity production was up almost 2% in NS’ service region responding to higher demand driven by a rebounding U.S. economy.   Utilities increased burn to meet the heavier electricity demand and a new rail unloading facility began operating in April 2004 at a northern utility.   Utility coal stockpiles were below target levels across NS’ service area due in part to the increased demand for coal-fired electric generation.   Increased demand for Eastern U.S. coal prompted some customers to shift to coal from non-traditional sources in Wyoming and Colorado in addition to more imported coal.   In response, Appalachian coal production increased slightly in 2004 following a decline in 2003.

The outlook for utility coal remains positive.   The continued growth in demand for electricity and lower-than-targeted coal stockpiles at the utilities should support increased coal carloads in 2006.   Domestic western origin and imported coals are expected to continue to be an important source of additional coal supply to overcome the supply imbalance created by increased utility demand and the supply constraints of Eastern U.S. coal sources.   Natural gas prices are expected to remain higher and more volatile than coal energy prices.   As always, demand for coal will be influenced by the weather.

A number of evolving environmental issues could affect the utility coal market, depending upon their outcome.   These include a national energy policy, proposed multi-emissions legislation, mercury emissions standards, new source review, potential regional programs aimed at capping and reducing power plant CO 2 emissions, and ongoing efforts at addressing climate change.   Certain utilities have chosen to add emissions control technologies to their electric generating units in advance of governmental requirements and are moving up their plans to more fully utilize their existing coal-fired power plants.

Export coal volume decreased 11% in 2005, compared to 2004, due to both coal supply constraints and a weak European steel market.   Volume through Norfolk and Baltimore decreased.   Norfolk was down approximately 16,000 carloads, or 14%, and Baltimore was down approximately 2,000 carloads, or 6%.   U.S. exports in 2005 were constrained by several factors:   (1) the tight coal supply from Eastern coal mines caused primarily by the sporadic closure of a major coal mine, (2) the idling of production by European steel manufacturers in order to manage finished goods inventory, and (3) the abundant supply of Chinese coke on the world market lowering the price and making it more economical to buy coke rather than import metallurgical coal from the U.S. and convert it.

In 2004, export coal volume increased 35%, compared to 2003, due to sustained strong global demand for high quality metallurgical coal and China ’s continued growing consumption of coal for steel production and electricity generation.   The devaluation of the dollar resulted in lower U.S. coal prices relative to Australian and Canadian coal prices, which made U.S. coals more economical in traditional European markets.   In addition, ocean vessel rates continued to favor U.S. coals.   Volume through Baltimore and Norfolk increased dramatically.   Baltimore was up approximately 24,000 carloads, or 159%, and Norfolk was up approximately 16,000 carloads, or 16%.   However, U.S. exports in 2004 were constrained by the tight coal supply from Eastern coal mines.

Export coal volume for 2006 is expected to show improvement, subject to the availability of U.S. coal, as the European steel market recovers; and international demand for high-quality metallurgical coal is expected to remain high despite the impact of abundant Chinese coke on the world market.

Domestic metallurgical coal, coke and iron ore volume was down 2% in 2005, compared with 2004.   Declines in domestic coke and iron ore volumes, principally due to the idling of a major steel blast furnace, were partially offset by an 8% increase in metallurgical coal.

For 2004, domestic metallurgical coal, coke and iron ore volume was flat compared with 2003.   Metallurgical coal volume was up 12%.   However, this was offset by declines in domestic coke and iron ore volumes, principally due to reduced production at an NS-served producer.

Demand for domestic metallurgical coal, coke and iron ore is expected to improve in 2006, as the idled blast furnace is expected to return to operation and metallurgical coal production is expected to grow.

Other coal volumes (principally steam coal shipped to industrial plants) decreased 3% versus 2004, primarily due to the diversion of coal to the utility market.   In 2004, other coal volumes increased 2% versus 2003, primarily due to new business and the recovery of the U.S. economy.

GENERAL MERCHANDISE revenues increased 13% due to higher average rates and fuel surcharges.   Traffic volume was up modestly compared with 2004 as decreases in automotive and chemicals traffic offset increases in other business groups.   In 2004, general merchandise revenues increased 9% and traffic volume increased 4% compared to 2003, principally due to higher average revenues across all business groups, including increased fuel surcharges, and improved volumes in all but the automotive business group.

Automotive revenues rose 5% in 2005 compared with 2004, the result of an 8% increase in average revenue per unit that reflected pricing improvements and higher fuel surcharges.   In contrast, traffic volume decreased 3% primarily due to reduced production at Ford and GM, with GM closing assembly plants in Michigan , Maryland and New Jersey ..   Ford and GM combined operate 17 of 31 assembly plants served by NS.   These declines were partially offset by increased production at Honda, Mercedes-Benz and Toyota ..

In 2004, automotive revenues increased 2%, reflecting pricing improvements and fuel surcharge increases.   In contrast, traffic volume decreased 2% compared to 2003, primarily related to reduced automotive production at Ford and GM, partially offset by increased production at Toyota and Honda.

For 2006, automotive revenues are expected to increase modestly despite a continued decline in traffic volume.   Production decreases by U.S. automotive manufacturers are expected to be partially offset by higher domestic production by foreign manufacturers.   In addition to the GM plant closures that occurred in 2005, Ford announced that it will close five plants, of which NS serves the St. Louis and Atlanta assembly plants and the Batavia transmission plant.

Metals and construction revenue increased 20% and traffic volume increased 2% in 2005 compared with 2004.   Revenue per unit rose 17% because of higher rates and fuel surcharges.   The volume improvements were due primarily to continued strength at NS-served integrated and electric arc mills and higher aluminum product shipments, which were partially offset by lower scrap metal carloads.   Construction traffic volume benefited from increased residential, commercial and highway construction.

For 2004, metals and construction revenue increased 17% and traffic volume increased 10% compared with 2003.   The improvement was primarily due to increased production at NS-served integrated mills and mini-mills, the conversion of truck business to rail resulting from a shortage of flatbed trucks as well as higher scrap metal volumes resulting from expanded alliances with key scrap metal shippers and access to new scrap processors and steel mills.   Construction traffic volume benefited from increased residential, commercial and highway construction.

Metals and construction volume is expected to be slightly higher in 2006, reflecting continued strength in metals and highway construction, coupled with reconstruction in the Gulf Coast region.

Chemicals revenues increased 13%, reflecting higher prices and fuel surcharges, while traffic volume was down slightly, as a result of production curtailment in the Gulf Coast region, compared with a strong 2004.   Volume increases for plastic and petroleum products were offset by decreases in industrial and miscellaneous chemicals.

In 2004, chemicals revenues increased 12% and traffic volume increased 5% compared with 2003.   Revenue per unit reflected higher prices in response to market conditions and fuel surcharges.   The volume increase reflected manufacturers’ increased demand across all chemical business groups.   Feedstocks and plastic shipments were up as inventories were restocked in anticipation of higher product prices related to increased natural gas costs, and new propane and asphalt terminals in the Southeast added carloads.

Chemical volume is expected to grow modestly in 2006, support ed by new and expanded propane and plastic plants in North Carolina and Virginia ..   However, volume could be adversely affected by the price of natural gas and crude oil, which accounts for more than 50% of the cost of most chemical products and presents a significant competitive challenge that could cause domestic chemical producers to move production overseas.

Agriculture, consumer products and government revenue increased 16% and traffic volume increased 2% in 2005 compared with 2004.   Average revenue per unit rose 14%, a result of higher rates and fuel surcharges.   Traffic volume growth resulted from sweeteners, government traffic and fertilizer.   Government traffic growth was primarily due to the support of military operations in Iraq as well as shipments of temporary housing to hurricane-damaged areas.   Ethanol traffic increased 38% due to higher shipments from current customers in addition to new business in Georgia and South Carolina ..

In 2004, agriculture, consumer products and government revenue increased 6% and traffic volume increased 2% compared with 2003.   Revenue per unit improved 3% as a result of changes in traffic mix such as increased ethanol traffic and more long haul feed shipments as well as higher prices.   The volume increase was primarily driven by ethanol and fertilizer shipments.   Ethanol traffic increased 59% primarily due to the opening of the Northeast market to ethanol as a gasoline additive.   Fertilizer was up 7% year-over-year, reflecting higher domestic shipments to industrial customers and increased exports of phosphates, principally to China ..

Agriculture, consumer products and government volume is expected to grow in 2006, benefiting from the expanding markets for ethanol and bio-diesel production and continued recovery efforts in the Gulf region.

Paper, clay and forest products revenue increased 16% and traffic volume increased 2% in 2005 compared with 2004.   Average revenue per unit rose 13% due to higher rates and fuel surcharges.   Pulp board, printing paper, newsprint and woodchip produced volume gains despite consolidations within the industry and mill shutdowns.

In 2004, paper, clay and forest products revenue increased 8% and traffic volume increased 1% compared with 2003, reflecting yield improvements in all segments except newsprint, together with higher printing paper, newsprint, pulp board and kaolin shipments as U.S. paper production and demand for paper products strengthened in 2004.   Revenue per unit improved 6% principally as a result of price increases but also aided by higher fuel surcharges.

In 2006, paper, clay and forest product revenues are expected to benefit from paper volume, higher construction and demolition debris shipments and a new lumber distribution center that is expected to open in 2006.

INTERMODAL revenues increased $289 million, or 19% compared with 2004, reflecting improved traffic volume, higher fuel surcharges, and increased rates.   Despite moderated growth in domestic business, traffic volume increased 9% reflecting strength in the international, truckload and Triple Crown Services lines of business ..   International traffic volume grew by 16% reflecting strength in U.S. consumer markets and growth in the movement of import and export goods through NS-served east coast ports, as well as west coast ports.   Truckload volume increased 10% compared with 2004, reflecting additional business with traditional truckload companies.   Premium business, which includes parcel and LTL carriers, grew 6% due primarily to new business in the Northern region.   Triple Crown Services volume grew 6% reflecting expanded geographic coverage and increased trailer fleet size to meet higher demand.   Domestic volume decreased 3% compared with 2004, principally due to the continued reduction in transloading of west coast international freight into domestic containers.   Intermodal revenue per unit increased 9%, a result of fuel surcharges and rate increases.

In 2004, intermodal revenue increased 24% and volume increased 17% compared with 2003.   Strong demand was driven by an expanding economy led by higher consumer spending, industrial production and international trade, in addition to constraints in truck and other railroads’ capacity.   International steamship volume was up 15%, tied to the growth in U.S. trade volumes through east and west coast ports.   Truckload volume increased 28% as a result of new business with traditional truckload companies.   Premium business, which includes parcel and LTL carriers, grew 15% principally due to new parcel service between Chicago and New Jersey ..   Triple Crown Services Company increased volume by 8% through an expanded trailer fleet and growth in its geographic coverage.   Revenue per unit improved 6%, reflecting value-based pricing and fuel surcharges.

In 2006, intermodal revenues are expected to grow as NS plans to open new terminals in Kentucky and Pennsylvania in addition to expanding existing intermodal terminals in Georgia and Ohio ..   In addition, strong international trade is expected to create growth opportunities in NS’ international business segment.   Future growth may, however, be tempered by operating improvements at other railroads, as well as constraints in the drayage market.

Railway Operating Expenses

Railway operating expenses in 2005 were $6.4 billion, up $800 million, or 14%, compared to 2004, which were up 4% compared to 2003.   The 2005 increase was principally due to a sharp rise in the price of diesel fuel, volume-related expense increases, more maintenance activities and higher casualty costs.   Carloads rose 4% in 2005 compared to 2004 and 9% in 2004 compared to 2003.   The increase in 2004 was largely the result of higher traffic volume, offset in part by the absence of the $107 million cost of a voluntary separation program incurred in 2003.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 75.2% in 2005, compared with 76.7% in 2004 and 83.5% in 2003.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2005 vs. 2004	2004 vs. 2003
	($ in millions)

Compensation and benefits*	$221	$(3)
Materials, services and rents	208	174
Conrail rents and services	(190)	(100)
Depreciation	176	85
Diesel fuel	278	69
Casualties and other claims	73	(30)
Other	34	11
Total	$800	$206

* Includes $107 million of voluntary separation costs in 2003.

Compensation and benefits , which represents about 40% of total railway operating expenses, increased $221 million, or 10%, compared with 2004 and was flat in 2004 compared with 2003.   The 2005 increase reflected increased hours for train operations, including trainees, and equipment maintenance (up $70 million); increased wage rates (up $46 million); increased pension, postretirement and health and welfare benefit costs (up $43 million); higher stock-based compensation (up $22 million); and higher payroll taxes (up $12 million).

NS employment averaged 30,294 in 2005 compared with 28,475 in 2004 and 28,753 in 2003.   The increased employment has come almost exclusively in operating department personnel to meet the increased volume and service needs, as well as expected retirements.   NS continues to hire and train additional workers in order to meet the requirements of forecasted volumes in light of the demographics of its work force.

In 2005 and prior years, NS accounted for its stock-based compensation under APB No. 25; however, NS will adopt SFAS 123(R) in the first quarter of 2006 (see discussion under “New Accounting Pronouncement” and Note 1) which will result in higher compensation expense.   The expense increase will include the effect of accelerated recognition of costs related to grants to retirement-eligible employees.   Most NS salaried employees are eligible to retire at age 55 with a reduced pension benefit.   SFAS No. 123(R) requires immediate expense recognition for the cost of grants made to such retirement-eligible employees rather than accrual over the expected future service period.   About three-quarters of the cost of stock-based compensation granted in January 2006 will be expensed in 2006 (with almost half of the cost in the first quarter) even though some of the components are earned over a three-year period.

In 2004, compensation expenses reflected higher volume-related train and engine payroll expenses, up $39 million; higher wage rates, which added $37 million; increased stock-based compensation, up $24 million; and higher management and locomotive engineer performance-based incentive compensation, which was up $20 million.   These increases were offset by lower nonagreement workforce levels, saving $24 million, as well as the absence of the $107 million expense of the 2003 voluntary separation program.

The Railroad Retirement and Survivors’ Improvement Act, which took effect Jan. 1, 2002, allows for investment of Tier II assets in a diversified portfolio through the National Railroad Retirement Investment Trust.   The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.   As a result, the employers’ portion of Tier II retirement payroll taxes have been reduced from 14.2% in 2003 to 13.1% in 2004 and to12.6% in 2005 and thereafter.    However, these savings are expected to continue to be substantially offset by higher payroll taxes on increased wages and a higher wage base.

Materials, services and rents includes costs related to items used for the maintenance of railroad lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals.   This category of expenses increased $208 million, or 13% in 2005 compared to 2004 and increased 12% in 2004 compared to 2003.   The increase in 2005 reflected higher volume-related purchased services (up $82 million) and higher maintenance expense (up $74 million).   Equipment rents rose $28 million, reflecting higher traffic volume as well as leases from the Conrail Corporate Reorganization (see Note 5).

The 2004 increase was the result of higher purchased services, up $100 million, including higher costs for volume-related intermodal services such as the lifting of containers and trailers and drayage.   In addition, locomotive and freight car maintenance expenses rose $23 million, and equipment rents increased $33 million.

Locomotive repair costs increased in 2005 and 2004, due to more maintenance activity related to higher usage from increased traffic volumes coupled with the age of the fleet.   This level of expense is expected to continue and may increase depending on traffic volumes.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS for the use of its equipment, rose 11% in 2005 and increased 9% in 2004.   The increase in 2005 was principally due to additional lease expense for a full year from the Conrail Corporate Reorganization and increased volume-related intermodal shipments.   The rise in 2004 was principally due to traffic volume (particularly intermodal shipments) and the absence of favorable settlements that benefited 2003.

Conrail rents and services decreased $190 million, or 60%, in 2005 compared to 2004 and decreased 24% in 2004 compared to 2003. This item includes amounts due to CRC for operation of the Shared Assets Areas (see Note 5).   The decline in both 2005 and 2004 was primarily driven by the Conrail Corporate Reorganization, which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense (see Note 5).   NS’ share of equity earnings after the Conrail Corporate Reorganization is a component of “Other income-net” (see Note 2).

Depreciation expense increased $176 million, or 29%, in 2005 compared to 2004 and increased 17% in 2004 compared to 2003.   The increases in 2005 and 2004 were primarily a result of the Conrail Corporate Reorganization (see Note 5).   In addition, substantial capital investments and improvements affected all years, resulting in higher depreciation expense.

In 2004, NS received the results of a roadway depreciation study from an independent firm of engineers.   The results of the study, which were implemented in September 2004, prospectively reduced depreciation expense by approximately $17 million annually.   In 2006, NS expects to complete an equipment depreciation study and an analysis of the assets received in the Conrail Corporate Reorganization.   The results of these items are expected to reduce depreciation expense, making 2006 comparable with 2005.

Diesel fuel expenses increased 62% in 2005 compared with 2004 and increased 18% in 2004 compared with 2003.   Diesel fuel expense is recorded net of hedge benefits (see “Market Risks and Hedging Activities,” below and Note 16).   The increase in 2005 reflects a 43% rise in the average price per gallon and a 2% increase in consumption.   The increase in 2004 reflects a 13% rise in the average price per gallon and a 6% increase in consumption.   Expenses in 2005 included hedge benefits of $148 million compared with benefits of $140 million in 2004 and $59 million in 2003.   NS has hedged approximately 4% of expected 2006 diesel fuel requirements as of Dec. 31, 2005 , at an average price of 89 cents per gallon.   No new hedges have been entered into since May 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher in 2006.

Legislation enacted in the first quarter of 2005 repeals the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006: by 1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes over 500 million gallons of diesel fuel per year.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 48% in 2005 compared to 2004 and decreased 17% in 2004 compared to 2003.   The increase in 2005 reflected costs associated with a derailment in Graniteville , South Carolina (see discussion below), $16 million for an unfavorable jury verdict received in an FELA case, $9 million of higher insurance costs, and $4 million for the portion of the $12.5 million self-insured retention related to Hurricane Katrina expenses.   The decline in 2004 reflected favorable personal injury and freight claims development and higher insurance settlements, partially offset by increased derailment expenses.

On Jan. 6, 2005 , a collision in Graniteville , South Carolina , between two NS trains caused the release of chlorine gas from a ruptured tank car.   NS’ liability in 2005 related to this accident includes a current and long-term portion which represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   The $41 million expense recorded in 2005 represents NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

During the third quarter, NS’ operations were adversely affected by Hurricane Katrina, and to a lesser extent, Hurricane Rita, both of which struck the Gulf Coast ..   NS sustained damage to its facilities in the region as a result of Hurricane Katrina but restored rail freight service into and around New Orleans in a relatively short period of time.   The damage sustained to NS facilities as a result of Hurricane Katrina did not materially impact NS’ financial condition or results of operations and is covered by insurance above the self-insurance retention limit.

The largest component of casualties and other claims expense is personal injury costs.   Cases involving occupational injuries comprised about one-third of total employee injury cases resolved and about one-fourth of total payments made.   With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event, but result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.

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

NS maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 18).   NS expects insurance costs to be higher in 2006.

Other expenses increased 15% in 2005 compared to 2004 and 5% in 2004 compared to 2003.   Both 2005 and 2004 reflected higher property and sales and use taxes.

Other income – net was $74 million in 2005 and $89 million in 2004, which included the $53 million gain from the Conrail Corporate Reorganization (see Note 5).   Results in 2005 reflected: (1) higher interest income (up $28 million), (2) equity in earnings of Conrail subsequent to the Conrail Corporate Reorganization (up $26 million), (3) additional coal royalties (up $12 million), and (4) lower interest accruals related to tax liabilities (down $9 million).   These income improvements were partially offset by more expense associated with tax credit investments (up $39 million).

In 2004, other income – net increased by $70 million, reflecting the absence of the $84 million telecommunications assets impairment charge that burdened 2003 (see Note 6) and the gain in 2004 on the Conrail Corporate Reorganization (see Note 5).   These increases combined to more than offset expenses from an investment in a limited liability company that owns and operates facilities that produce synthetic fuel from coal (see Note 2).   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes (see Note 3).

Income Taxes

Income tax expense in 2005 was $416 million for an effective rate of 25%, compared with effective rates of 29% in 2004 and 30% in 2003.   The large decline in 2005 resulted from the Ohio tax legislation changes, which lowered deferred taxes by $96 million and the effective tax rate by six percentage points (see Note 3).

As shown in Note 3 to the Consolidated Financial Statements, which sets forth a reconciliation from the statutory rate to the effective rate for all three years, the effective rates in both 2005 and 2004 were reduced as a result of tax credits from synthetic fuel-related investments.   In addition, 2004 benefited from the favorable resolution of an IRS audit of a synthetic fuel related investment.   The effective rates in all three years benefited from favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities.

The consolidated federal income tax returns for 2002 through 2003 are being audited by the Internal Revenue Service (IRS).   The IRS completed its examination of the 2000 and 2001 consolidated federal income tax returns and issued a Revenue Agent’s Report in September 2005, which had a negligible effect on the effective tax rate.

For the 2001 through 2004 tax years , 30% and 50% bonus depreciation was allowed for federal income tax purposes.   Except for certain areas affected by Hurricane Katrina, bonus depreciation was not available in 2005.   In addition, the Conrail Corporate Reorganization resulted in NS receiving assets with less future tax depreciation than book depreciation.   As a result, current taxes were higher in 2005 than in earlier years and are expected to remain higher in 2006 ..

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil as determined by the Secretary of the Treasury by April 1 of the following year. In 2004, the phase-out range was $51.35 to $64.47.   The phase-out range for 2005 and later years will be adjusted for inflation.   No phase out is considered likely in 2005; however, NS cannot predict with certainty the Reference Price of a barrel of oil for later years.   If the Reference Price for a year falls within or exceeds the applicable phase-out range for that year, NS’ synthetic fuel credits could be reduced or eliminated. However, indemnification arrangements limit NS’ exposure if tax credits are reduced due to oil prices.

Discontinued Operations

In 2003, income from discontinued operations consisted of a $10 million after-tax gain related to the resolution of tax issues arising from the sale of NS’ motor carrier subsidiary (see Note 17).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $2.1 billion in 2005, compared with $1.7 billion in 2004 and $1.1 billion in 2003.   The improvement in 2005 reflected the $415 million increase in income from railway operations as well as the effects of the Conrail Corporate Reorganization (see below), offset in part by higher income tax payments, including a payment made upon settlement of a federal audit cycle.   In 2004, the increase was primarily due to increased railway operating income.

Prior to the Conrail Corporate Reorganization (see Note 5), a significant portion of the payments made to PRR under the operating and lease agreements (which were included in “Conrail rents and services” and, therefore, were a use of cash in “Cash provided by operating activities”), was borrowed back from a subsidiary of PRR under a note due in 2032, and therefore, was a source of cash in “Proceeds from borrowings.”   NS’ net cash flow from these borrowings amounted to $118 million in 2004 and $203 million in 2003.   This note was effectively extinguished by the reorganization in 2004.   Subsequent to the Conrail Corporate Reorganization, payments under “Conrail rents and services” have declined, depreciation charges have increased and the net borrowings have been terminated.   Accordingly, NS’ cash provided by operating activities after the Conrail Corporate Reorganization has increased.

NS had working capital of $729 million at Dec. 31, 2005 , compared with a working capital deficit of $234 million at Dec. 31, 2004 ..   The improvement reflected higher cash provided by operating activities, as well as a $348 million reduction in current maturities of long-term debt.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2006.

Contractual obligations at Dec. 31, 2005, related to NS' long-term debt (including capital leases) (see Note 8), operating leases (see Note 9), agreements with CRC (see Note 5), unconditional purchase obligations (see Note 18) and other long-term obligations (see Note 18), are as follows:

	Payments Due By Period
			2007-	2009-	2011 and
	Total	2006	2008	2010	Subsequent
	($ in millions)

Long-term debt and
capital lease principal	$6,930	$314	$860	$816	$4,940
Operating leases	1,067	144	255	185	483
Agreements with CRC	456	25	50	50	331
Unconditional purchase
obligations	341	240	101	--	--
Long-term advances
from Conrail	133	--	--	--	133
Other long-term obligations	17	11	6	--	--
Total	$8,944	$734	$1,272	$1,051	$5,887

Off balance sheet arrangements consist of operating lease obligations, which are included in the table of contractual obligations above and disclosed in Note 9.   NS did not renew its accounts receivable securitization program which expired in May 2005.

Cash used for investing activities was $1.8 billion in 2005, compared with $1.2 billion in 2004 and $640 million in 2003.   The increase in 2005 was principally the result of larger purchases of short-term investments, while the rise in 2004 resulted from higher property additions and the investment in a membership interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   Property additions account for most of the recurring spending in this category.   The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2005	2004	2003	2002	2001
	($ in millions)

Road	$739	$607	$495	$519	$505
Equipment	284	429	218	174	233
Other property	2	5	7	2	8
Total	$1,025	$1,041	$720	$695	$746

Capital expenditures in 2005 were $16 million, or 2%, lower than 2004 principally due to decreases in equipment purchases that were partially offset by increased investment in roadway projects.   In 2004, h igher capital expenditures were primarily due to increased locomotive purchases as well as investment in roadway projects, Triple Crown Services equipment and freight cars.

Track Structure Statistics (Capital and Maintenance)

	2005	2004	2003	2002	2001

Track miles of rail installed	302	246	233	235	254
Miles of track surfaced	4,663	5,055	5,105	5,270	3,836
New crossties installed (millions)	2.5	2.5	2.8	2.8	1.5

Average Age of Owned Railway Equipment

	2005	2004	2003	2002	2001
			(years)
Freight cars	28.4	27.6	26.6	25.9	25.4
Locomotives	17.2	16.8	15.3	16.1	15.7
Retired locomotives	27.4	22.9	28.7	28.2	22.4

Through its coal car rebody program, which was suspended in 2000, NS converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers.   As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.

For 2006, NS has budgeted $1.15 billion for capital expenditures.   The anticipated spending includes $735 million for roadway projects, of which $484 million is for track and bridge program work.   Also included are projects for communications, signal and electrical systems, as well as projects for environmental and public improvements such as grade crossing separations and signal upgrades.   Other roadway projects include marketing and industrial development initiatives, including increasing track capacity and access to coal receivers and vehicle production and distribution facilities, and continuing investments in intermodal infrastructure.   Equipment spending of $358 million includes the purchase of 133 locomotives and upgrades to existing units, improvements to multilevel automobile racks, and projects related to computers and information technology, including additional security and backup systems.   NS expects to make all of its capital expenditures with internally generated funds.

On Dec. 2, 2005 , NS announced an agreement to form a joint venture with Kansas City Southern pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately four years, in exchange for a 30% interest in the joint venture.   Kansas City Southern will contribute a 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana (the “Meridian Speedway”).   Closing of the transaction is conditioned on the receipt of the necessary authority from the Surface Transportation Board.   Accordingly, if the transaction is authorized and consummated, NS expects to recognize its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   The transaction is expected to be modestly dilutive in the early years of the venture due to lost interest income on the cash contributed to the joint venture.   However, NS expects that the dilution from the lost interest income will be offset from additional traffic as the investment is made and improvements are completed.   The joint venture is expected to increase capacity and improve service on the Meridian Speedway.

NS expects to spend $50 million, in the near future, connected with Heartland Corridor-related projects.   The Heartland Corridor is a package of proposed clearance improvements and other facilities that will create a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.   Completion of the related projects is contingent on securing public or third-party funding commitments.

NS and other railroads have agreed to participate in the Chicago Region Environmental and Transportation Efficiency (CREATE) project in Chicago ..   The intent of the proposed public-private partnership is to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   A portion of the public funding has been approved and the parties are working to develop a list of projects to be included in Phase I of the project.   Funding requirements will be determined by the selection of Phase I projects.   The railroads expect to complete Phase I over the next four years.

Cash used for financing activities was $456 million in 2005, compared with $233 million in 2004 and $314 million in 2003.   Financing activity in 2005 included: (1) the issuance of $300 million aggregate principal amount of 6% unsecured notes due March 2105, and (2) the issuance of $717 million of unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and payment of $218 million of premium in exchange for $717 million of previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021) (see Note 8).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheets and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.   Investing activities in 2005 and 2004 also included substantial proceeds from employee exercise of stock options.   NS’ debt-to-total capitalization ratio was 42.7% at Dec. 31, 2005 , and 48.5% at Dec. 31, 2004 ..

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of NS Common Stock through the end of 2015.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent factors.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the issuance of long-term debt.

NS currently has in place and available a $1 billion, five-year credit agreement, which provides for borrowings at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at Dec. 31, 2005 , and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity (see Note 8).   On July 18, 2005 , Standard & Poor’s (S&P) upgraded its ratings on NS’ unsecured debt from BBB to BBB+.   Moody’s rating remains at Baa1, comparable to S&P’s.

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

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 11).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management engages an independent consulting actuarial firm to assist it in selecting appropriate assumptions and valuing its related liabilities.

NS' net pension benefit, which is included in “Compensation and benefits” on its Consolidated Income Statement, was $23 million for the year ended Dec. 31, 2005 ..   In recording this amount, NS assumed a long-term investment rate of return of   9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been a rate of return in excess of 10%.   A one percentage point change to this rate of return assumption would result in an $18 million change to the pension credit and, as a result, an equal change in “Compensation and benefits” expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS' net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.   Specifically, NS refers to Moody’s seasoned Aa corporate bond yields and the changes in such yields; therefore, management has little discretion in this assumption.

NS' net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $62 million for the year ended Dec. 31, 2005 ..   In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other benefits” as disclosed in Note 11, management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

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

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers.   These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS' “Depreciation expense” for the year ended Dec. 31, 2005 , amounted to $774 million.   NS' weighted-average depreciation rates for 2005 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $25 million increase (or decrease) to NS' depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS' expense for “Casualties and other claims” amounted to $224 million for the year ended Dec. 31, 2005 ..   Most of this expense was composed of NS' accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned “Casualties and other claims” above).   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

NS engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.   For employee personal injury cases, the actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined.   NS has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.   The most recent actuarial study, completed in the fourth quarter of 2005, resulted in a slight decrease to NS' personal injury liability during the fourth quarter.   While the liability recorded is support ed by the most recent study, it is reasonably possible that the liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $16 million in 2005, $11 million in 2004 and $9 million in 2003, and capital expenditures totaled approximately $9 million in each of 2005, 2004 and 2003.   Capital expenditures in 2006 are expected to be comparable to those in 2005.

NS' balance sheets included liabilities for environmental exposures in the amount of $58 million at Dec. 31, 2005 , and $64 million at Dec. 31, 2004 (of which $12 million was accounted for as a current liability at Dec. 31, 2005 , and 2004).   At Dec. 31, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 189 identified locations.   On that date, 16 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 189 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Income Taxes

NS' net long-term deferred tax liability totaled $6,620 million at Dec. 31, 2005 (see Note 3).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns ..   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS had a $16 million valuation allowance on $775 million of deferred tax assets as of Dec. 31, 2005 , reflecting the expectation that most of these assets will be realized.   In addition, NS has a recorded liability for its estimate of potential income tax exposures.   Management believes this liability for potential exposure to be adequate.   Income tax expense is adjusted to the extent the final outcome of these matters differs from the amounts recorded.   For every one half percent change in the 2005 effective rate net income would have changed by $8 million.

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).  NS largely bargains in concert with other major railroads. Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.   The previous moratorium provisions expired in the latter part of 2004 and the railroads and the rail labor unions thereafter served new proposals to begin the next bargaining round.   Industry issues include train crew staffing and employee contributions for health care benefits.

Seven rail unions (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employes, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads filed for mediation with the United Transportation Union (UTU) and with the RLBC unions.   The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach agreement.   If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration. However, the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties and engaged in further negotiations.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS has used derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.

Diesel fuel costs represented 11% of NS' operating expenses for 2005.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Dec. 31, 2005 , through swap transactions, NS has hedged approximately 4% of expected 2006 diesel fuel requirements.   The effect of these hedges is to yield an average cost of 89 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS' asset related to the swaps by approximately $4 million as of Dec. 31, 2005 ..

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

At Dec. 31, 2005 , NS' debt subject to interest rate fluctuations totaled $285 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $3 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2005 , the average pay rate under these agreements was 7%, and the average receive rate was 5%.   During 2005, the effect of the swaps was to reduce interest expense by $2 million.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS will adopt this standard in the first quarter of 2006, which will result in higher compensation expense (see Note 1).   The statement applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date, as well as awards that are unvested at the effective date.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate” and “project.” Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: legislative and regulatory developments; competition and consolidation within the transportation industry; domestic and international economic conditions; the business environment in industries that produce and consume rail freight; the operations of carriers with which we interchange; labor difficulties, including strikes and work stoppages; disruptions to our technology infrastructure including our computer systems; natural events such as severe weather, floods and hurricanes; acts of terrorism or war; fluctuation in prices of key materials, in particular diesel fuel; and changes in securities and capital markets.   Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 7A ..   Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

Item 8 ..   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	K43

Reports of Independent Registered Public Accounting Firm	K44

Consolidated Statements of Income	K47
Years ended Dec. 31, 2005 , 2004 and 2003

Consolidated Balance Sheets	K48
As of Dec. 31, 2005 and 2004

Consolidated Statements of Cash Flows	K49
Years ended Dec. 31, 2005 , 2004 and 2003

Consolidated Statements of Changes in Stockholders' Equity	K50
Years ended Dec. 31, 2005 , 2004 and 2003

Notes to Consolidated Financial Statements	K51

The Index to Consolidated Financial Statement Schedule in Item 15	K87

Report of Management

February 21, 2006

To the Stockholders

Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2005.   This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2005 ..

KPMG LLP, independent registered public accounting firm, has audited the Corporation's financial statements and has reported on management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005 ..

/s/ Charles W. Moorman	/s/ Henry C. Wolf	/s/ Marta R. Stewart
Charles W. Moorman	Henry C. Wolf	Marta R. Stewart
Chairman, President and	Vice Chairman and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

  Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have audited management's assessment, included in the accompanying Report of Management, that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Norfolk Southern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.   Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Also in our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Report of Independent Registered Public Accounting Firm

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005.   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2.   Our report dated February 21, 2006 , expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Norfolk , Virginia

February 21, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005 ..   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2.   These consolidated financial statements and financial statement schedule are the responsibility of Norfolk Southern Corporation’s management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence support ing the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2003 , Norfolk Southern Corporation adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Norfolk , Virginia

February 21, 2006

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended Dec. 31,
	2005	2004	2003
	($ in millions, except earnings per share)

Railway operating revenues	$8,527	$7,312	$6,468

Railway operating expenses
Compensation and benefits (Note 11)	2,493	2,272	2,275
Materials, services and rents	1,809	1,601	1,427
Conrail rents and services (Note 5)	129	319	419
Depreciation (Note 5)	774	598	513
Diesel fuel	727	449	380
Casualties and other claims (Note 18)	224	151	181
Other	254	220	209

Total railway operating expenses	6,410	5,610	5,404

Income from railway operations	2,117	1,702	1,064

Other income – net (Note 2)	74	89	19
Interest expense on debt (Note 6)	494	489	497

Income from continuing operations
before income taxes and accounting changes	1,697	1,302	586

Provision for income taxes (Note 3)	416	379	175

Income from continuing operations
before accounting changes	1,281	923	411

Discontinued operations – gain on sale
of motor carrier, net of taxes (Note 17)	--	--	10
Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	--	--	114

Net income	$1,281	$923	$535

Per share amounts (Note 14):
Income from continuing operations before
accounting changes
Basic	$3.17	$2.34	$1.05
Diluted	$3.11	$2.31	$1.05
Net income
Basic	$3.17	$2.34	$1.37
Diluted	$3.11	$2.31	$1.37

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	As of Dec. 31,
	2005	2004
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$289	$467
Short-term investments (Note 5)	968	202
Accounts receivable – net (Notes 4 and 18)	931	767
Materials and supplies	132	104
Deferred income taxes (Note 3)	167	187
Other current assets	163	240
Total current assets	2,650	1,967

Investments (Note 5)	1,590	1,499
Properties less accumulated depreciation (Note 6)	20,705	20,526
Other assets (Note 18)	916	758
Total assets	$25,861	$24,750

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Notes 7 and 18)	$1,163	$1,090
Income and other taxes	231	210
Other current liabilities (Note 7)	213	239
Current maturities of long-term debt (Note 8)	314	662
Total current liabilities	1,921	2,201

Long-term debt (Note 8)	6,616	6,863
Other liabilities (Notes 10 and 18)	1,415	1,146
Deferred income taxes (Note 3)	6,620	6,550
Total liabilities	16,572	16,760

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; issued 430,718,913 and 421,346,107 shares,
respectively	431	421
Additional paid-in capital	992	728
Unearned restricted stock (Note 12)	(17)	(8)
Accumulated other comprehensive loss (Note 13)	(77)	(24)
Retained income	7,980	6,893
Less treasury stock at cost, 20,833,125 and 20,907,125 shares, respectively	(20)	(20)

Total stockholders' equity	9,289	7,990

Total liabilities and stockholders' equity	$25,861	$24,750

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended Dec. 31,
	2005	2004	2003
	($ in millions)
Cash flows from operating activities
Net income	$1,281	$923	$535
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effects of changes in accounting principles	--	--	(114)
Depreciation	787	609	528
Deferred income taxes	80	200	132
Equity in earnings of Conrail (Note 5)	(37)	(54)	(58)
Gain on Conrail Corporate Reorganization (Note 5)	--	(53)	--
Gains and losses on properties and investments	(51)	(46)	(45)
Income from discontinued operations	--	--	(10)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 4)	(94)	(71)	(12)
Materials and supplies	(28)	(12)	5
Other current assets	20	(18)	(4)
Current liabilities other than debt	55	126	(25)
Other – net (Notes 6 and 11)	92	57	122
Net cash provided by operating activities	2,105	1,661	1,054

Cash flows from investing activities
Property additions	(1,025)	(1,041)	(720)
Property sales and other transactions	110	75	78
Investments, including short-term	(1,822)	(396)	(106)
Investment sales and other transactions	910	117	108
Net cash used for investing activities	(1,827)	(1,245)	(640)

Cash flows from financing activities
Dividends	(194)	(142)	(117)
Common stock issued – net	194	162	13
Redemption of minority interest	--	--	(43)
Proceeds from borrowings	433	202	261
Debt repayments	(889)	(455)	(428)
Net cash used for financing activities	(456)	(233)	(314)

Net increase (decrease) in cash and cash equivalents	(178)	183	100

Cash and cash equivalents
At beginning of year	467	284	184

At end of year	$289	$467	$284

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$485	$483	$510
Income taxes (net of refunds)	$271	$146	$93

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

				Accum.
				Other
				Compre-
		Additional	Unearned	hensive
	Common	Paid-in	Restricted	Income	Retained	Treasury
	Stock	Capital	Stock	(Loss)	Income	Stock	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2002	$410	$481	$--	$(65)	$5,694	$(20)	$6,500

Comprehensive income
Net income					535		535
Other comprehensive
income (Note 13)				21			21
Total comprehensive
income							556
Dividends on Common
Stock, $0.30 per share					(117)		(117)
Other (Notes 11 and 12)	2	40	(5)				37

Balance Dec. 31, 2003	412	521	(5)	(44)	6,112	(20)	6,976

Comprehensive income
Net income					923		923
Other comprehensive
income (Note 13)				20			20
Total comprehensive
income							943
Dividends on Common
Stock, $0.36 per share					(142)		(142)
Other (Notes 11 and 12)	9	207	(3)				213

Balance Dec. 31, 2004	421	728	(8)	(24)	6,893	(20)	7,990

Comprehensive income
Net income					1,281		1,281
Other comprehensive
loss (Note 13)				(53)			(53)
Total comprehensive
income							1,228
Dividends on Common
Stock, $0.48 per share					(194)		(194)
Other (Notes 11 and 12)	10	264	(9)				265

Balance Dec. 31, 2005	$431	$992	$(17)	$(77)	$7,980	$(20)	$9,289

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.   Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 21,200 route miles primarily in the East and Midwest ..   These consolidated financial statements include Norfolk Southern Corporation ( Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS).   Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR). All significant intercompany balances and transactions have been eliminated in consolidation.

The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2005): coal (25%); intermodal (21%); automotive (12%); metals/construction (12%); chemicals (11%); agriculture/consumer products/ government (10%); and paper/clay/forest products (9%).   Although most of NS’ customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the United States ..   Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with 14 different labor unions.

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

Revenue Recognition

Transportation revenue is recognized proportionally as a shipment moves from origin to destination and related expenses are recognized as incurred.   Refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of management's best estimate of projected liability, which is based on historical activity, current traffic counts and the expectation of future activity.   NS regularly monitors its contract refund liability, and historically, the estimates have not differed significantly from the amounts ultimately refunded.   Switching, demurrage and other incidental service revenues are recognized when the services are performed.

Derivatives

NS does not engage in the trading of derivatives.   NS uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed and floating-rate debt.   Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures, and have designated such instruments as hedging transactions.   Income and expense related to the derivative financial instruments are recorded in the same category as generated by the underlying asset or liability.   Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements (see Note 16).

Stock-Based Compensation

NS has stock-based employee compensation plans, which are more fully described in Note 12.   Through Dec. 31, 2005 , NS applied the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for these plans (See “Required Accounting Change in 2006,” below).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

	2005	2004	2003
	($ in millions except per share)

Net income, as reported	$1,281	$923	$535
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	46	32	18
Deduct: Stock-based employee compensation
expense determined under fair value method, net
of related tax effects	(45)	(44)	(35)
Pro forma net income	$1,282	$911	$518

Earnings per share:
As reported
Basic	$3.17	$2.34	$1.37
Diluted	$3.11	$2.31	$1.37

Pro forma
Basic	$3.17	$2.31	$1.33
Diluted	$3.10	$2.28	$1.33

Required Accounting Change in 2006

Effective January 1, 2006 , NS adopted Statement of Financial Accounting Standards, No. 123(R), “Share Based Payments,” [SFAS No. 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   In November 2005, the Board of Directors of NS changed the vesting period on options granted in January 2005 from three years to one year in order to reduce future compensation expense.   At the time, these options had an intrinsic value of approximately $9 each and the modification resulted in less than $1 million of compensation expense.   Future compensation expense will be reduced by $10 million as a result of this modification.

Under SFAS No. 123(R), all new awards granted to retirement eligible employees must be expensed immediately.   Under APB Opinion No. 25 and related interpretations, such awards were amortized over the stated service period.   Such awards were treated similarly under SFAS No. 123 in the pro forma amounts disclosed in the preceding table.   As a result of SFAS No. 123(R), expense recognition is accelerated on grants to retirement eligible employees and the effect of this acceleration will be approximately $20 million of additional compensation expense in 2006.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Investments

Debt securities classified as “held-to-maturity” are reported at amortized cost and marketable equity and debt securities classified as “trading” or “available-for-sale” are recorded at fair value.   Unrealized after-tax gains and losses for investments designated as “available-for-sale,” are recognized in “Accumulated other comprehensive loss.”

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

Properties

“Properties” are stated principally at cost and are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross ton-miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   Depletion of natural resources (see Note 2) is based on units of production.   Depreciation in the Consolidated Statements of Cash Flows includes depreciation and depletion.   NS capitalizes interest on major capital projects during the period of their construction.   Expenditures, including those on leased assets that extend an asset's useful life or increase its utility, are capitalized.   Costs related to repairs and maintenance activities that do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.   When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized through income.   Gains and losses on disposal of land and nonrail assets are included in “Other income - net” (see Note 2) since such income is not a product of NS’ railroad operations.

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value (see Note 6).

Required Accounting Changes in 2003

NS adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) effective Jan. 1, 2003, and recorded a $110 million net adjustment ($182 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses (for the costs to remove retired assets).    The net effect to total railway operating expenses and net income was not material.

NS also adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS consolidated a special-purpose entity that leased certain locomotives to NS.   This entity’s assets and liabilities at Jan. 1, 2003 , included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

The cumulative effect of these changes amounted to $114 million, or 29 cents per share, in 2003.

Reclassifications

Certain amounts have been reclassified to conform to current presentation.   Specifically, $112 million of auction rate securities held at Dec. 31, 2004 , previously classified as cash equivalents, have been reclassified as short-term investments.   These securities were sold in the first quarter of 2005 at market value, which was equal to their carrying cost, and accordingly are included in “Investment sales and other transactions” in the Consolidated Statements of Cash Flows.   In addition, the following items shown in the Consolidated Balance Sheet as of Dec. 31, 2004, have been reclassified to conform to the current presentation:   (1) “Investment in Conrail” and the amount of investments included in “Other assets” have been reclassified and comprise “Investments” and (2) “Due to Conrail” has been reclassified and is included in the amount shown for “Accounts Payable.”

2.   Other Income - Net

	2005	2004	2003
	($ in millions)
Income from natural resources:
Royalties from coal	$54	$42	$39
Nonoperating depletion and depreciation	(13)	(11)	(15)
Subtotal	41	31	24

Gains from sale of properties and investments	49	46	45
Rental income	42	40	38
Interest income	41	13	10
Equity in earnings of Conrail (Note 5)	37	11	--
Corporate-owned life insurance – net	4	8	21
Gain from Conrail Corporate Reorganization (Note 5)	--	53	--
Equity in losses of partnerships	(108)	(61)	--
Taxes on nonoperating property	(9)	(8)	(8)
Other interest expense	(6)	(17)	(4)
Charitable contributions	(4)	(4)	(4)
Impairment of telecommunications assets (Note 6)	--	--	(84)
Other	(13)	(23)	(19)
Total	$74	$89	$19

“Other income - net” includes the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.   NS has a 40.5% interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are classified in “Equity in losses of partnerships” above.

“Other current assets” in the Consolidated Balance Sheets includes prepaid interest of $47 million at Dec. 31, 2005 , and $48 million at Dec. 31, 2004 , arising from corporate-owned life insurance borrowings.

3.   Income Taxes

Provision for Income Taxes

	2005	2004	2003
	($ in millions)

Current:
Federal	$283	$133	$32
State	53	46	11
Total current taxes	336	179	43

Deferred:
Federal	220	181	97
State	(140)	19	35
Total deferred taxes	80	200	132

Provision for income taxes	$416	$379	$175

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income reflects taxes from continuing operations before accounting changes and differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	($ in millions)
Federal income tax at
statutory rate	$594	35	$456	35	$205	35
State income taxes, net of
federal tax effect	40	2	42	3	30	5
Tax credits	(104)	(6)	(80)	(7)	--	--
Ohio rate change, net of
federal tax effect	(96)	(6)	--	--	--	--
Equity in earnings of Conrail	(10)	--	(18)	(1)	(20)	(3)
Gain from Conrail Corporate
Reorganization	--	--	(19)	(1)	--	--
Other – net	(8)	--	(2)	--	(40)	(7)

Provision for income taxes	$416	25	$379	29	$175	30

In June 2005, Ohio enacted tax legislation that phases out its Corporate Franchise Tax, which was generally based on federal taxable income, and phases in a new gross receipts tax called the Commercial Activity Tax, which is based on current year sales and rentals.   The phased elimination of the Corporate Franchise Tax resulted in a reduction in NS’ deferred income tax liability, as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which, as noted above, decreased deferred tax expense by $96 million.

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.   Deferred tax assets and liabilities are recorded in recognition of these differences.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Dec. 31,
	2005	2004
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$162	$200
Retiree health and death benefit obligations	190	180
Taxes, including state and property	390	449
Other	33	44
Total gross deferred tax assets	775	873
Less valuation allowance	(16)	(21)
Net deferred tax asset	759	852

Deferred tax liabilities:
Property	(6,957)	(7,022)
Other	(255)	(193)
Total gross deferred tax liabilities	(7,212)	(7,215)

Net deferred tax liability	(6,453)	(6,363)
Net current deferred tax asset	167	187

Net long-term deferred tax liability	$(6,620)	$(6,550)

Net deferred income tax liabilities increased by $3,113 million in 2004 as a result of the Conrail Corporate Reorganization (see Note 5).   Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.   The total valuation allowance decreased $5 million in 2005, $1 million in 2004 and $2 million in 2003.

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 2001.   In 2004, the favorable resolution of the IRS audit of a synthetic fuel-related investment is reflected in the “Tax credits” line of the reconciliation of statutory rate to the effective rate.   In 2003, the favorable resolution of prior years’ audits is reflected in the “Other – net” line of the reconciliation of statutory rate to the effective rate, as shown above, and comprised most of that line item.   The consolidated federal income tax returns for 2002 and 2003 are being audited by the IRS.   The IRS examination for 2002 and 2003 is expected to be completed by the end of 2006.   Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

4.   Accounts Receivable

Until May 2005, NS had in place an accounts receivable sales program.   Under this program a bankruptcy-remote special purpose subsidiary of NS sold without recourse undivided ownership interests in a pool of accounts receivable.   While there were some sales during 2004 and 2003, there were no accounts receivable sold under this arrangement as of Dec. 31, 2004 ..   The change in “Accounts receivable” included on the Consolidated Statements of Cash Flows related to receivable sales was zero for 2005 and 2004 and a decrease of $30 million in 2003.   The fees associated with sales, which are based on the buyers' financing costs, are included in “Other income – net” (see Note 2).

NS' allowance for doubtful accounts was $6 million at Dec. 31, 2005 , and $9 million at Dec. 31, 2004 ..   To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, as well as general economic conditions and trends.

5. Investments

	Dec. 31,
	2005	2004
	($ in millions)

Short-term investments with average maturities at Dec. 31, 2005 :
Federal government notes, 6 months	$348	$--
Corporate notes, 10 months	290	40
Commercial paper, 4 months	251	--
Municipal debt, 5 months	43	96
Other short-term investments, 6 months	36	66
Total short-term investments	$968	$202

Long-term investments:
Investment in Conrail Inc.	$844	$805
Other equity method investments	331	313
Company-owned life insurance at net cash surrender value	276	254
Other investments	139	127
Total long-term investments	$1,590	$1,499

The $968 million in “Short-term investments” is classified as available-for-sale, of which approximately two-thirds mature within 6 months.   Unrealized gains from short-term investments were less than $1 million at Dec. 31, 2005 and $1 million at Dec. 31, 2004 ..

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

As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail’s debtholders.   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail’s unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange, and NSR issued unsecured public debentures with a total principal of $452 million and an issue-date fair value of $595 million.   Conrail’s secured debt and lease obligations remain obligations of Conrail and are support ed by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.   Substantially all of these NSR obligations are capital leases and, accordingly, are a component of NS’ capital lease obligations (see Note 8).

NS accounted for the transaction at fair value, which resulted in the recognition of a $53 million net gain (reported in “Other income – net”) from the tax-free distribution to NS of a portion of its investment in Conrail.   NS concluded that fair value was the appropriate measurement for 42% of PRR because the transaction resulted in the complete ownership and control of PRR.   The remaining 58% of PRR was recorded at NS’ carryover basis.   As a result of the transaction, NS’ investment in Conrail no longer includes amounts related to PRR and NYC.   Instead the assets and liabilities of PRR are reflected in their respective line items in NS’ Consolidated Balance Sheet and amounts due to PRR were extinguished.

The following summarizes the effect of the transaction on NS’ Consolidated Balance Sheet ($ in millions):

Properties	$8,368
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,113)
Long-term debt, including current maturities	(734)
Net assets received	5,568
Investment in Conrail	(5,515)
Gain from Conrail Corporate Reorganization	$53

The amounts shown above for the net assets received reflect the fair value of such assets.   Properties have been valued based on information received from an independent valuation consultant.   The assets of PRR included the note due from NSR discussed below under the heading “Related Party Transactions,” which resulted in its effectively being extinguished.   Debt has been recorded at fair value based on interest rates at the time of the reorganization.   The reduction to NS’ investment in Conrail represents the removal of amounts related to NS’ equity interests in PRR and NYC as well as amounts related to the Conrail debt that was exchanged or effectively assumed by the leases and subleases entered into to support those obligations.

On the Consolidated Statements of Income, “Conrail rents and services” is reduced as a result of the transaction.   After the Conrail Corporate Reorganization, “Conrail rents and services” reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items in the Consolidated Statements of Income.   The transaction’s impact on net income was the $53 million gain discussed above.   Prospectively, the transaction will have no effect on revenues and will not have a significant ongoing effect on net income.   Had the transaction been consummated before the periods presented, there would have been no change in revenues and no significant change to net income.

NS is continuing to apply the equity method of accounting to its remaining investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities.   At Dec. 31, 2005 , the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $593 million.

Related-Party Transactions

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSXT.   NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows: $25 million in each of 2006 through 2010 and $331 million thereafter.

The components of "Conrail rents and services" are as follows:

Years Ended Dec. 31,
	2005	2004	2003
	($ in millions)

Amounts due to PRR for use by NSR of operating
properties and equipment (prior to the Conrail
Corporate Reorganization)	$--	$233	$348

NS’ equity in the earnings of Conrail, net of
amortization (prior to the Conrail Corporate
Reorganization)*	--	(43)	(58)

Expenses for amounts due to CRC for operation of
the Shared Assets Areas	129	129	129
Conrail rents and services	$129	$319	$419

*After the reorganization, NS’ equity in the earnings of Conrail, net of amortization, is included in “Other income – net,” (see Note 2).

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR was borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprised the long‑term balance of “Due to Conrail,” and this note was effectively extinguished by the reorganization.   "Due to Conrail" included in “Accounts payable” (see Note 7) is composed principally of amounts related to expenses included in "Conrail rents and services," as discussed above.   “Long-term advances from Conrail,” included in “Other liabilities” (see Note 10), bear interest at an average rate of 4.4% and are due in 2035.

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

Summary Financial Information – Conrail

As a result of the Conrail Corporate Reorganization discussed above, two CRC subsidiaries, PRR and NYC, were distributed to NS and CSX, respectively, and CRC’s public indebtedness was restructured.   The results of the operations of these subsidiaries and their net assets are presented in the following financial information as “Discontinued Operations.”   The 2005 and 2004 summarized information was derived from unaudited financial statements.   The 2003 summarized information was derived from audited financial statements.

Summarized Income Statement Information - Conrail

	Years Ended Dec. 31,
	2005	2004	2003
	($ in millions)

Operating revenues	$378	$352	$316
Operating income (loss)	$32	$(18)	$(36)
Income from continuing operations	$85	$22	$10
Discontinued operations (PRR and NYC)	$--	$119	$191
Net income	$85	$140	$203

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

Summarized Balance Sheet Information - Conrail

	As of Dec. 31,
	2005	2004
	($ in millions)
Assets:
Current assets	$233	$334
Noncurrent assets	1,242	1,080
Total assets	$1,475	$1,414

Liabilities and stockholders' equity:
Current liabilities	$233	$242
Noncurrent liabilities	807	811
Stockholders' equity	435	361
Total liabilities and stockholders' equity	$1,475	$1,414

Note:   Current assets include amounts due from NS and CSX totaling $134 million at Dec. 31, 2005 , and $165 million at Dec. 31, 2004 ..   Noncurrent assets include amounts due from NS and CSX totaling $413 million at Dec. 31, 2005 , and $225 million at Dec. 31, 2004 ..   Current liabilities include amounts payable to NS and CSX totaling $6 million at Dec. 31, 2005 , and $4 million at Dec. 31, 2004 ..

6.   Properties

	Dec. 31,		Depreciation
	2005	2004	Rate for 2005
	($ in millions)

Land	$2,088	$2,083
Railway property:
Road	18,131	17,552	2.8%
Equipment	6,838	6,661	4.4%
Other property	469	469	2.8%
	27,526	26,765

Less accumulated depreciation	(6,821)	(6,239)

Net properties	$20,705	$20,526

Railway property includes $602 million at Dec. 31, 2005 , and $618 million at Dec. 31, 2004 , of assets recorded pursuant to capital leases with accumulated amortization of $170 million and $149 million at Dec. 31, 2005 and 2004, respectively.   Other property includes the costs of obtaining rights to natural resources of $337 million at Dec. 31, 2005 , and $341 million at Dec. 31, 2004 ..   Properties increased $8,368 million in 2004 as a result of the Conrail Corporate Reorganization (see Note 5).

Impairment of Telecommunications Assets in 2003

In 2003, NS recorded an $84 million non-cash reduction in the carrying value of certain telecommunications assets to recognize their impaired value in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   NS’ subsidiary, Thoroughbred Technology and Telecommunications (T-Cubed), developed fiber optic infrastructure with companies in the telecommunications industry.   This industry experienced a severe downturn in 2003; accordingly, T-Cubed monitored the carrying amount of these assets through independent fair market value appraisals.   As a result of a deterioration in the long-term prospects for these assets, an updated appraisal obtained in the fourth quarter of 2003 indicated a significant decline in their value.   T-Cubed continues to monitor the carrying value of these assets.

Capitalized Interest

Total interest cost incurred on debt in 2005, 2004 and 2003 was $505 million, $499 million and $509 million, respectively, of which $11 million, $10 million and $12 million was capitalized.

7.   Current Liabilities

	Dec. 31,
	2005	2004
	($ in millions)
Accounts payable:
Accounts and wages payable	$571	$544
Casualty and other claims (Note 18)	291	222
Vacation liability	119	115
Equipment rents payable – net	101	106
Due to Conrail	56	78
Other	25	25
Total	$1,163	$1,090

Other current liabilities:
Interest payable	$100	$117
Liabilities for forwarded traffic	47	46
Retiree health and death benefit obligations (Note 11)	45	45
Other	21	31
Total	$213	$239

8.   Long-term Debt

	Dec. 31,
	2005	2004
	($ in millions)
Notes and debentures at average rates and maturities as follows:
7.10%, maturing to 2010	$1,440	$1,840
5.89%, maturing 2011 and 2014	741	741
8.02%, maturing 2017 to 2025	1,314	1,114
7.13%, maturing 2027 to 2031	1,300	1,500
7.21%, maturing 2037 and 2043	855	855
7.02%, maturing 2097 and 2105	650	350
Equipment obligations at an average rate of 5.54%, maturing to 2014	363	563
Capitalized leases at an average rate of 4.49%, maturing to 2024	290	370
Other debt at an average rate of 7.04%, maturing to 2019	113	113
Discounts and premiums, net	(136)	79
Total long-term debt	6,930	7,525
Less current maturities	(314)	(662)
Long-term debt excluding current maturities	$6,616	$6,863

Long-term debt maturities subsequent to 2006 are as follows:
2007	$492
2008	368
2009	476
2010	340
2011 and subsequent years	4,940
Total	$6,616

In May 2005, NS issued $717 million of unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and paid $218 million of premium in exchange for $717 million of its previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and is included in “Discounts and premiums, net.”   The premium is being amortized as additional interest expense over the terms of the new debt, resulting in effective interest rates of 8.7% for the 2029 notes and 9.0% for the 2025 notes.

In August 2004, pursuant to the Conrail Corporate Reorganization (see Note 5), NSR issued unsecured public debentures with a total principal of $452 million ($314 million at 9.75% due 2020 and $138 million at 7.875% due 2043) and fair value of $595 million.   This difference is included in “Discounts and premiums, net” and is being amortized as a reduction of interest expense over the terms of the notes, resulting in effective interest rates of 6.0% for the 2020 notes and 6.2% for the 2043 notes.

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.   Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.   These deposits are included in “Other assets” on the balance sheet and totaled $87 million at Dec. 31, 2005 , and $100 million at Dec. 31, 2004 ..

Shelf Registration

NS has on file with the Securities and Exchange Commission a Form S-3 shelf registration statement covering the issuance of up to $1 billion of registered debt or equity securities.   In 2005, NS issued $300 million of 6% senior notes due March 2105 under this shelf registration statement.

Credit Agreement, Debt Covenants and Commercial Paper

In August 2004, NS renewed its $1 billion credit facility under substantially the same terms and conditions as the previous facility for a five-year term expiring in 2009.   Any borrowings under the credit agreement are contingent on the continuing effectiveness of the representations and warranties made at the inception of the agreement.   NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction, certain restrictions on the issuance of further debt by NS or its subsidiaries and the consolidation, merger or sale of substantially all of NS’ assets.   At Dec. 31, 2005 , NS was in compliance with all financial covenants.

NS has the ability to issue commercial paper support ed by its $1 billion credit agreement.   At Dec. 31, 2005 , and Dec. 31, 2004 , NS had no outstanding commercial paper or borrowings under the credit agreement.

9.   Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 5).   Future minimum lease payments and operating lease expense are as follows:

Operating

		Capital
	Leases	Leases
	($ in millions)

2006	$144	$67
2007	141	78
2008	114	46
2009	100	59
2010	85	24
2011 and subsequent years	483	44
Total	$1,067	$318
Less imputed interest on capital leases at an average rate of 5.4%		(28)
Present value of minimum lease payments included in debt		$290

Operating Lease Expense

	2005	2004	2003
	($ in millions)

Minimum rents	$190	$151	$130
Contingent rents	75	65	63
Total	$265	$216	$193

10.   Other Liabilities

	Dec. 31,
	2005	2004
	($ in millions)

Casualty and other claims (Note 18)	$421	$315
Retiree health and death benefit obligations (Note 11)	364	354
Deferred compensation	143	143
Long-term advances from Conrail	133	--
Net pension obligations (Note 11)	106	94
Other	248	240
Total	$1,415	$1,146

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

NS’ pension plan weighted-average asset allocations at Dec. 31, 2005 and 2004, by asset category, are as follows:

	Percentage of
	Plan assets at Dec. 31,
Asset Category	2005	2004

Equity securities	76%	76%
Debt securities	24%	24%
Total	100%	100%
International equity securities
included in equity securities above	11%	10%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at Dec. 31, 2005 , of 66% in equity securities and 34% in debt securities compared with 67% in equity securities and 33% in debt securities at Dec. 31, 2004 ..   The target asset allocation for equity is between 50% and 75% of the plan’s assets.

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

Medicare Changes

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003.   The Act introduced a new prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   The actuary for Norfolk Southern’s medical plan has determined that Norfolk Southern’s medical plan’s prescription drug benefit for 2006 is actuarially equivalent to the new prescription drug benefit under Medicare Part D.     In accordance with Financial Accounting Standards Board Staff Position No. 106-1, NS elected to take into account these legislative changes in the measurement of its postretirement benefit obligations, which resulted in a reduction of $15 million in the net benefit cost in 2005, $9 million in 2004 and no effect on the net benefit cost in 2003.

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Benefits
	2005	2004	2005	2004
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,574	$1,488	$701	$608
Service cost	23	18	17	15
Interest cost	87	89	40	39
Settlement	--	--	(12)	--
Actuarial losses	72	96	60	83
Benefits paid	(114)	(117)	(52)	(44)
Benefit obligation at end of year	1,642	1,574	754	701

Change in plan assets
Fair value of plan assets at beginning of year	1,806	1,720	105	130
Actual return on plan assets	126	197	3	10
Employer contribution	6	6	52	9
Benefits paid	(114)	(117)	(52)	(44)
Fair value of plan assets at end of year	1,824	1,806	108	105

Funded status	182	232	(646)	(596)

Unrecognized actuarial loss	336	253	264	232
Unrecognized prior service cost (benefit)	14	18	(27)	(35)
Net amount recognized	$532	$503	$(409)	$(399)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$612	$577	$--	$--
Accrued benefit liability	(106)	(94)	(409)	(399)
Accumulated other comprehensive income	26	20	--	--
Net amount recognized	$532	$503	$(409)	$(399)

During 2005, NS distributed split dollar life insurance policies to eligible retired employees, which resulted in a $12 million reduction of the postretirement benefit obligation.

Following is information for NS’ unfunded pension plans which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets:

	Dec. 31,
	2005	2004
	($ in millions)

Projected benefit obligation	$134	$120
Accumulated benefit obligation	$106	$94

Pension and Other Postretirement Benefit Costs Components

	2005	2004	2003
	($ in millions)
Pension benefits
Service cost	$23	$18	$20
Interest cost	87	89	89
Curtailment loss	--	--	17
Expected return on plan assets	(149)	(149)	(158)
Amortization of prior service cost	2	3	5
Recognized net actuarial losses	14	3	2
Net benefit	$(23)	$(36)	$(25)

Other postretirement benefits
Service cost	$17	$15	$18
Interest cost	40	39	40
Curtailment loss	--	--	10
Special termination benefits	--	--	17
Expected return on plan assets	(9)	(12)	(12)
Amortization of prior service cost (benefit)	(8)	(9)	(7)
Amortization of unrecognized losses	22	16	14
Net cost	$62	$49	$80

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2005	2004	2003
Funded status:
Discount rate	5.50%	5.75%	6.25%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	5.75%	6.25%	6.75%
Return on assets in plans	9%	9%	9%
Future salary increases	4.5%	4.5%	4.5%

Health Care Cost Trend Assumptions

For measurement purposes at Dec. 31, 2005 , increases in the per capita cost of covered health care benefits were assumed to be 9% for 2005 and 8% for 2006.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2009 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One percentage point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$7	$(6)
Postretirement benefit obligation	$81	$(69)

Contributions and Estimated Future Benefit Payments

In 2006, NS expects to contribute approximately $8 million to its unfunded pension plans for payments to pensioners and $44 million to its other postretirement benefit plans for retiree health benefits.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
	Benefits	Benefits
	($ in millions)

2006	$116	$44
2007	113	45
2008	111	46
2009	110	47
2010	111	49
Years 2011-2015	587	262

Beginning in 2006, the other benefit payments include an estimated annual $4 million reduction due to the Medicare Part D Subsidy.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $26 million in 2005, $20 million in 2004 and $18 million in 2003.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' expenses under these plans were $13 million in 2005, and $12 million in each of 2004 and 2003.

12.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted shares, restricted stock units and performance share units (PSUs), up to a maximum of 88,025,000 shares of Norfolk Southern Common Stock (Common Stock).   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.   In May 2005, the stockholders approved an amended LTIP which provided that 8,500,000 shares of stock previously approved for issuance under LTIP could be granted as restricted shares, restricted stock unit shares or performance shares.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock.   Options may be granted for a term not to exceed 10 years, but may not be exercised prior to the first anniversary of the date of grant.   Options are exercisable at the fair market value of Common Stock on the date of grant.

The LTIP also permits the payment – on a current or a deferred basis and in cash or in stock – of dividend equivalents on shares of Common Stock covered by options, PSUs or restricted stock units in an amount commensurate with dividends paid on Common Stock.   Tax absorption payments also are authorized for any awards under LTIP in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

Accounting Method

As disclosed in Note 1, through Dec. 31, 2005 , NS applied APB Opinion 25 and related interpretations in accounting for awards made under the plans.   Accordingly, grants of PSUs, restricted shares, restricted share units, dividend equivalents, tax absorption payments and SARs resulted in charges to net income, while grants of stock options had no effect on net income.   Related compensation costs were $75 million in 2005, $53 million in 2004 and $29 million in 2003.   NS recognized additional paid-in capital of $47 million in 2005, $30 million in 2004 and $2 million in 2003 related to the tax benefit generated by stock option exercises.

Note 1 includes a table that illustrates the effect on net income and earnings per share had NS applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.   The pro forma amounts include compensation costs calculated using the Black-Scholes option-pricing model, with the following assumptions and no dividend yield:

	2005	2004	2003

Average expected option life	5 years	5 years	5 years
Average risk-free interest rate	3.7%	3.2%	2.8%
Average stock-price volatility	33%	35%	33%
Per-share grant-date fair value	$12.19	$7.95	$6.60

Stock Option Activity

Weighted

		Average
	Option Shares	Exercise Price
Balance Dec. 31, 2002	37,658,644	$23.47

Granted	5,700,000	19.63
Exercised	(781,610)	16.13
Expired	(863,219)	24.37
Balance Dec. 31, 2003	41,713,815	$23.07

Granted	4,580,500	22.02
Exercised	(8,203,589)	19.60
Expired	(1,233,859)	24.53
Balance Dec. 31, 2004	36,856,867	$23.66

Granted	1,353,600	34.10
Exercised	(8,651,237)	22.93
Expired	(13,550)	30.00
Balance Dec. 31, 2005	29,545,680	$24.35

Of the total options outstanding at Dec. 31, 2005 , 28 million were vested and had a weighted-average exercise price of $23.88.

Stock Options Outstanding

			Weighted	Number	Weighted Average
			Average	Outstanding	Remaining
Range			Exercise Price	at Dec. 31, 2005	Contractual Life
$15.48	-	$16.94	16.12	4,587,502	4.6 years
19.63	-	22.49	21.53	13,550,929	7.0 years
24.41	-	27.69	27.65	3,632,042	3.0 years
29.46	-	34.10	32.58	7,775,207	2.7 years
$15.48	-	$34.10	24.35	29,545,680	5.0 years

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   PSU grants and average grant-date fair values were 1,344,400 and $34.10 in 2005; 831,000 and $22.02 in 2004; and 946,000 and $19.63 in 2003.   PSUs may be paid in the form of shares of Common Stock, cash or any combination thereof.   Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

Restricted Shares and Restricted Stock Units

Restricted share and restricted stock unit grants were 576,240 and 384,160, respectively, in 2005, with a grant-date fair value of $34.10 and a five-year restriction period (that may be accelerated to a three-year restriction period upon achievement of specified performance measures), and were 359,040 and 239,360, respectively, in 2004, with a grant date fair value of $22.02 and a three-year restriction period.   At Dec. 31, 2005 and 2004, the balance of unearned compensation was $17 million and $8 million, relating to 1,262,776 and 726,540 restricted shares, respectively.   Restricted stock units are payable in cash.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP are as follows:

	2005	2004	2003
Available for future grants as of Dec. 31:
LTIP	11,321,573	14,033,053	17,994,726
TSOP	2,771,400	2,773,300	2,737,200

Shares of Common Stock issued:
LTIP	9,078,717	8,764,021	1,412,749
TSOP	410,750	8,700	--

13.   Stockholders' Equity

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

Balance

		Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

Dec. 31, 2005
Unrealized gains (losses) on securities	$1	$(1)	$--	$--
Cash flow hedges	47	55	(90)	12
Minimum pension liability	(72)	(17)	--	(89)
Accumulated other
comprehensive loss	$(24)	$37	$(90)	$(77)

Dec. 31, 2004
Unrealized gains on securities	$--	$1	$--	$1
Cash flow hedges	28	104	(85)	47
Minimum pension liability	(72)	--	--	(72)
Accumulated other
comprehensive loss	$(44)	$105	$(85)	$(24)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2005
Net gain (loss) arising during the year:
Cash flow hedges	$92	$(37)	$55
Reclassification adjustments for gains
included in net income	(148)	58	(90)
Subtotal	(56)	21	(35)

Unrealized losses on securities	(1)	--	(1)
Minimum pension liability	(19)	2	(17)
Other comprehensive income (loss)	$(76)	$23	$(53)

Year ended Dec. 31, 2004
Net gain (loss) arising during the year:
Cash flow hedges	$171	$(67)	$104
Reclassification adjustments for gains
included in net income	(140)	55	(85)
Subtotal	31	(12)	19

Unrealized gains on securities	1	--	1
Other comprehensive income (loss)	$32	$(12)	$20

Year ended Dec. 31, 2003
Net gain (loss) arising during the year:
Cash flow hedges	$75	$(29)	$46
Reclassification adjustments for gains
included in net income	(59)	23	(36)
Subtotal	16	(6)	10

Unrealized losses on securities	(1)	--	(1)
Minimum pension liability	11	1	12
Other comprehensive income (loss)	$26	$(5)	$21

In 2005, 2004 and 2003, Conrail recorded a $22 million loss, a $3 million gain and a $25 million gain, respectively, in other comprehensive income (loss) related to its minimum pension liability.   NS' “Other comprehensive income (loss)” includes a $13 million loss for 2005, a $2 million gain for 2004 and a $14 million gain for 2003, arising from the Conrail adjustments.

14.   Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	2005	2004	2003
	($ in millions except per share, shares in millions)

Income available to common stockholders for
basic and diluted computations	$1,281	$923	$535

Basic earnings per share:
Weighted-average shares outstanding	404.2	394.2	389.8
Basic earnings per share	$3.17	$2.34	$1.37

Diluted earnings per share:
Weighted-average shares outstanding per above	404.2	394.2	389.8
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.1	5.1	1.9
Adjusted weighted-average shares outstanding	412.3	399.3	391.7
Diluted earnings per share	$3.11	$2.31	$1.37

These calculations exclude options whose exercise price exceeded the average market price of Common Stock as follows:   1 million in 2005, 13 million in 2004 and 28 million in 2003.

As disclosed in Note 1, the cumulative effect of changes in accounting principles in 2003 amounted to $114 million, or 29 cents per share (basic and diluted).   As disclosed in Note 17, the results in 2003 included discontinued operations of $10 million, or 3 cents per share (basic and diluted).

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

Note 16) and investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at Dec. 31:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$139	$160	$125	$134
Long-term debt	(6,930)	(7,934)	(7,525)	(8,577)

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

Carrying amounts of marketable securities reflect unrealized holding gains of less than $1 million on Dec. 31, 2005 , and $1 million on Dec. 31, 2004 ..   Sales of “available-for-sale” securities were immaterial for the years ended Dec. 31, 2005 , 2004 and 2003; most short-term investments were redeemed at maturity.

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

Diesel Fuel Hedging

NS has hedged a portion of its diesel fuel consumption.   The intent of the hedges is to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability.   In order to minimize this risk, NS has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS' diesel fuel swaps:

	2005	2004
Number of swaps entered into during the year	--	120
Approximate number of gallons hedged (millions)	--	157
Approximate average price per gallon of Nymex
No. 2 heating oil	n/a	$0.86

NS has 4% of estimated 2006 future diesel fuel consumption covered as of Dec. 31, 2005 ..

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for each month within any 36-month period.   After taking into account the effect of the hedging, diesel fuel costs represented 11% of NS' operating expenses for the year ended Dec. 31, 2005 , 8% for the year ended Dec. 31, 2004 , and 7% for the year ended Dec. 31, 2003 ..

NS' fuel hedging activity resulted in decreases in diesel fuel expenses of $148 million, $140 million and $59 million for 2005, 2004 and 2003, respectively.   Ineffectiveness, or the extent to which changes in the fair value of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $5 million expense in 2005, a $5 million benefit in 2004 and less than a $1 million benefit in 2003.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS had $116 million, or 1.7%, and $151 million, or 2.2%, of its fixed rate debt portfolio hedged as of Dec. 31, 2005 , and Dec. 31, 2004 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS’ interest rate hedging activity resulted in decreases in interest expenses of $2 million, $6 million and $10 million for 2005, 2004 and 2003, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments as of Dec. 31, 2005 and 2004 were determined based upon current market values as quoted by an independent third party.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows.   “Accumulated other comprehensive loss,” a component of “Stockholders' equity,” included unrealized gains of $20 million (pretax) as of Dec. 31, 2005, and $75 million (pretax) as of Dec. 31, 2004, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Dec. 31,
	2005	2004
	($ in millions)
Interest rate hedges:
Gross fair value asset position	$3	$9
Gross fair value (liability) position	--	--
Fuel hedges:
Gross fair value asset position	20	81
Gross fair value (liability) position	--	--
Total net asset (liability) position	$23	$90

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

NS has been involved in mass tort litigation proceedings arising out of historic flooding events that occurred in West Virginia in 2001.   During the third quarter, one of NS’ subsidiaries was identified as the target defendant for claims related to a specific sub-watershed.   The final outcome of these proceedings is inestimable at this time.   Although NS has good defenses to the litigation, an unexpected adverse resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.   NS engages an independent consulting actuarial firm to aid in valuing its liability for these claims.   Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability is adequate to cover the future payments of claims and is support ed by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   The $41 million expense recorded in 2005 related to this incident represents NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

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

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $58 million at Dec. 31, 2005 , and $64 million at Dec. 31, 2004 (of which $12 million was accounted for as a current liability at Dec. 31, 2005 and 2004).   At Dec. 31, 2005 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 189 known locations.   On that date, 16 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 189 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $341 million in connection with its 2006 and 2007 capital programs, including 133 locomotives in 2006 and 63 locomotives in 2007.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $17 million through 2007.

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

NS has outstanding warranty liabilities primarily related to work performed at its locomotive facilities.   NS has recorded a reserve of less than $1 million as of Dec. 31, 2005 , and 2004, for these warranties.

As of Dec. 31, 2005 , certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Six other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

* * * * *

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2005
Railway operating revenues	$1,961	$2,154	$2,155	$2,257
Income from railway operations	403	592	528	594
Net income	194	424 [1]	301	362
Earnings per share:
Basic	$0.48	$1.05 [1]	$0.74	$0.89
Diluted	$0.47	$1.04 [1]	$0.73	$0.87

2004
Railway operating revenues	$1,693	$1,813	$1,857	$1,949
Income from railway operations	346	425	469	462
Net income	158	213	288 [2]	264
Earnings per share:
Basic	$0.40	$0.55	$0.73 [2]	$0.66
Diluted	$0.40	$0.54	$0.72 [2]	$0.65
[1] Includes a $96 million, or 23 cents per diluted share, benefit related to a reduction of deferred income tax liabilities resulting from tax legislation enacted by Ohio ..
[2] Includes a $53 million or 13 cents per diluted share net gain from the Conrail Corporate Reorganization (see Note 5 to the Consolidated Financial Statements).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005.   Based on such evaluation, such officers have concluded that, as of Dec. 31, 2005 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

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

In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of Dec. 31, 2005 ..   This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of Dec. 31, 2005 ..

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

Norfolk Southern’s management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern’s independent registered public accounting firm has issued a report on this assessment.   These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2005, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.   Directors and Executive Officers of the Registrant ..

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Board of Directors;” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Norfolk Southern's definitive Proxy Statement for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2006, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2006.   The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.   Executive Compensation ..

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors and under the caption “Executive Compensation” for executives, including the information appearing in the “Summary Compensation Table” and under the subcaptions “Long-Term Incentive Plan” (including the three tables therein), “Pension Plans” (including the table therein), and “Change in Control Arrangements” in Norfolk Southern's definitive Proxy Statement for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2006, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 12, Part III, Item 403 of Regulation S-K, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” and the caption “Executive Compensation” in Norfolk Southern's definitive Proxy Statement for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2006, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2006.

Equity Compensation Plan Information (as of Dec. 31, 2005 )

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance under equity
	to be issued upon	exercise price	Compensation plans
	exercise of	of outstanding	(excluding
Plan	outstanding options,	options, warrants	securities reflected
category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation
Plans approved by
security holders[1]	28,456,663	23.78 (4)	11,321,573 (5)

Equity compensation
Plans not approved by
security holders[2]	4,210,417 (3)	27.79 (3)	2,810,400 (6)

Total	32,667,080	24.35	14,131,973

[1] The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2] The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred
Stock Option Plan and the Directors' Restricted Stock Plan.
[3] Includes options and performance share units granted under the Long-Term Incentive Plan on 1,401,267 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[4] Calculated without regard to 3,121,400 outstanding performance share units at Dec. 31, 2005 ..
[5] Of the shares remaining available for grant under plans approved by stockholders, 8,500,000 are available for grant as restricted shares, performance shares or restricted stock unit shares under the Long-Term Incentive Plan.
[6] Of the shares remaining available for grant under plans not approved by stockholders, 39,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan.

Norfolk Southern Corporation Long-Term Incentive Plan (“LTIP”)

Established on June 28, 1983 , and approved by stockholders at their Annual Meeting held on May 10, 1984 , LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for non-employee directors, officers and other key employees to acquire a proprietary interest in the Corporation.     On Jan. 23, 2001 , the Board of Directors further amended the plan and approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern.  The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.  Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.  Also on Jan. 23, 2001 , the Board adopted an amended plan, which was approved by shareholders on May 10, 2001 , that included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Norfolk Southern Common Stock.

Pursuant to another amendment approved by stockholders on May 12, 2005 , not more than 8.5 million of the shares remaining available for issuance under the plan may be awarded as restricted shares, performance shares or restricted stock unit shares.   Cash payments of restricted stock units, stock appreciation rights and performance share units will not be applied against the maximum number of

shares issuable under the plan.   Any shares of Common Stock subject to options, performance share units or restricted stock units which are not issued as Common Stock will again be available for award under the plan after the expiration or forfeiture of an award.

Non-employee directors, officers and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.   Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance share units (in addition, dividend equivalents may be awarded for options, restricted stock units and performance share units). The Committee may establish such terms and conditions for the awards as provided in the plan.

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

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern’s performance during that three-year period.  For the 2005 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the committee: (1) three-year average return on average capital invested, (2) three-year average operating ratio and (3) three-year total return to stockholders.  Performance share units may be payable in either shares of Norfolk Southern Common Stock or cash.

Restricted stock units are payable in cash or in shares of Norfolk Southern Common Stock at the end of a restriction period of not less than 36 months and not more than 60 months.   During the restriction period, the holder of the restricted stock units has no beneficial ownership interest in the Norfolk Southern Common Stock represented by the restricted stock units and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent rights that may be awarded with respect to the restricted stock units).   Restricted stock units will be forfeited immediately if the holder leaves the continuous employment of Norfolk Southern before the end of the restriction period, unless such employment is terminated by reason of retirement, disability or death or unless the restrictions are waived by Norfolk Southern.

Norfolk Southern Corporation Thoroughbred Stock Option Plan

The Board adopted the Norfolk Southern Corporation Thoroughbred Stock Option Plan (“TSOP”) on Jan. 26, 1999, to promote the success of Norfolk Southern by providing an opportunity for nonagreement employees to acquire a proprietary interest in Norfolk Southern and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and skills to the advancement, betterment, and prosperity of Norfolk Southern and its stockholders.   The plan has not been and is not required to have been approved by stockholders.   Six million shares of authorized but unissued Common Stock were reserved for issuance under TSOP.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.   Under TSOP, the Compensation Committee of the Board of Directors may grant nonqualified stock options subject to such terms and conditions as provided in the plan.

The option price will not be less than 100% of the fair market value of Norfolk Southern's Common Stock on the effective date the options are granted.   All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.   TSOP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

Norfolk Southern Corporation Directors' Restricted Stock Plan

The Norfolk Southern Corporation Directors' Restricted Stock Plan (“Plan”) was adopted on Jan. 1, 1994 , and is designed to increase ownership of Norfolk Southern Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders.   The Plan has not been and is not required to have been approved by stockholders.   Currently, a maximum of 66,000 shares of Corporation Common Stock may be granted under the Plan.   To make grants to eligible directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Norfolk Southern Common Stock already owned by one or more of Norfolk Southern's subsidiary companies.

Only non-employee directors who are not and never have been employees of Norfolk Southern are eligible to participate in the Plan.   Upon becoming a director, each eligible director receives a one-time grant of 3,000 restricted shares of Norfolk Southern Common Stock.   No individual member of the Board exercises discretion concerning the eligibility of any director or the number of shares granted.

The restriction period applicable to restricted shares granted under the plan begins on the date of the grant and ends on the earlier of the recipient’s death or six months after the recipient ceases to be a director by reason of disability or retirement.   During the restriction period shares may not be sold, pledged or otherwise encumbered.   Directors will forfeit the restricted shares if they cease to serve as a director of Norfolk Southern for reasons other than their disability, retirement or death.

Item 13.   Certain Relationships and Related Transactions ..

In accordance with General Instruction G(3), information called for by Item 13, Part III, is incorporated herein by reference from the information appearing under the caption “Certain Relationships and Related Transactions” in Norfolk Southern's definitive Proxy Statement for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2006, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2006.

Item 14.   Principal Accountant Fees and Services.

In accordance with General Instruction G(3), information called for by Item 14, Part III is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement for the Norfolk Southern Annual Meeting of Stockholders to be held on May 11, 2006, which definitive proxy statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2006.

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits and Financial Statement Schedules ..

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K43
		Reports of Independent Registered Public Accounting Firm	K44
		Consolidated Statements of Income, Years ended Dec. 31, 2005, 2004 and 2003	K47
		Consolidated Balance Sheets As of Dec. 31, 2005 and 2004	K48
		Consolidated Statements of Cash Flows, Years ended Dec. 31, 2005, 2004 and 2003	K49
Consolidated Statements of Changes in Stockholders' Equity, Years ended
		Dec. 31, 2005, 2004 and 2003	K50
		Notes to Consolidated Financial Statements	K51

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K97

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit
Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated
By reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5, 2001 ..

3(ii)		The Bylaws of Norfolk Southern Corporation, as amended Jan. 23, 2006 , are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on
Jan. 27, 2006 ..

4		Instruments Defining the Rights of Security Holders, Including Indentures:

(a)

Indenture, dated as of Jan. 15, 1991 , from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation's Registration Statement on Form S-3 (No.   33-38595).

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

(e)

Fourth Supplemental Indenture, dated as of Feb. 6, 2001 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on Feb. 7, 2001 ..

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

(h)

Seventh Supplemental Indenture, dated as of April 30, 2002 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $100 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on May 1, 2002 ..

(i)

Eighth Supplemental Indenture, dated as of Sept. 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of 5.257% Notes due 2014 (“Securities”) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8‑K filed on Sept. 23, 2004.

(j)

Indenture, dated Aug. 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004 ..

(k)

First Supplemental Indenture, dated Aug. 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004.

(l)

Ninth Supplemental Indenture, dated as of March 11, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005 ..

(m)

Tenth Supplemental Indenture, dated as of May 17, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005 ..

(n)

Eleventh Supplemental Indenture, dated as of May 17, 2005 , between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005 ..

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10		Material Contracts -

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated herein by reference to Exhibit 10(a) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

(b)

Amendment No. 1, dated as of Aug. 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(c)

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(d)

Shared Assets Area Operating Agreement for North Jersey , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999 ..

(e)

Shared Assets Area Operating Agreement for South Jersey / Philadelphia , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999 ..

(f)

Shared Assets Area Operating Agreement for Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999 ..

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

(h)

Amendment No.   2, dated as Jan. 1, 2001 , to the Shared Assets Area Operating Agreements for North Jersey , South Jersey/Philadelphia and Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation's Form 10-K filed on Feb. 21, 2002.

(i)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

(j)

Monongahela Usage Agreement, dated as of June 1, 1999 , by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999 ..

(k)

The Agreement, entered into as of July 27, 1999 , between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000 ..

(l)

The Supplementary Agreement, entered into as of Jan. 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of Oct. 11, 1881 - is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

*(m)

The Norfolk Southern Corporation Executive Management Incentive Plan, effective Jan. 25, 2005 , is incorporated by reference herein from Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on May 13, 2005 ..

*(n)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective Jan. 25, 2005 , is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on May 13, 2005 ..

*(o)

The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000 , is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

*(p)

The Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective Jan. 20, 2001 , is incorporated herein by reference to Exhibit 10(o) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

*(q)

The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective Jan. 23, 2001 , is incorporated herein by reference to Exhibit 10(p) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001 ..

*(r)

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective Jan. 1, 1994 , as restated Nov. 24, 1998 , is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999 ..

*(s)

Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation's Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders), is incorporated herein by reference to Exhibit 10(t) to Norfolk Southern Corporation's Form 10-K filed on Feb. 21, 2002.

*(t)

Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, effective as of Aug. 22, 1999, is incorporated herein by reference to Exhibit 10(r) to Norfolk Southern Corporation's Form 10-K filed on March 6, 2000.

*(u)

The Norfolk Southern Corporation Directors' Charitable Award Program, effective Feb. 1, 1996 , is incorporated herein by reference to Exhibit 10(v) to Norfolk Southern Corporation's Form 10-K filed on Feb. 21, 2002 ..

*(v)

The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective Jan. 28, 2003 , is incorporated herein by reference to Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003 ..

*(w)

Form of Agreement, dated as of Oct. 1, 2001 , providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on Nov. 9, 2001 ..   The agreement was entered into with L. Ike Prillaman, Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, Vice Chairman and Chief Financial Officer.

(x)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective Jan. 28, 2003 , is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003 ..

*(y)

The Norfolk Southern Corporation Restricted Stock Unit Plan, effective Jan. 28, 2003 , is incorporated herein by reference to Exhibit 10(bb) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003 ..

*(z)

The Norfolk Southern Corporation Executive Life Insurance Plan, as amended, effective Oct. 1, 2003 , is incorporated herein by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 31, 2003 ..

(aa)

Amendment No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10(dd) to Norfolk Southern Corporation’s Form 10-Q filed on July 30, 2004.

(bb)

Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on Sept. 2, 2004.

(cc)

Amendment No. 5 to the Transaction Agreement, dated as of Aug. 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Sept. 2, 2004.

(dd)

Tax Allocation Agreement, dated as of Aug. 27, 2004 , by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Sept. 2, 2004 ..

(ee)

Credit Agreement dated as of Aug. 31, 2004 , between Norfolk Southern Corporation and various lenders, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Sept. 7, 2004 ..

(ff)

Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on July 1, 2005.

*(gg)

The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005 ..

*(hh)

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005 ..

*(ii)

Form of 2006 Restricted Share and Restricted Stock Unit Agreement under the Norfolk Southern Corporation Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005 ..

*(jj)

Form of 2005 Performance Share Unit Award under the Norfolk Southern Corporation Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005 ..

*(kk)	Revised annual salaries for certain named executive officers are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005 ..

**(ll)

The Transaction Agreement, dated as of Dec. 1, 2005 , by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

**(mm)	Amendment No. 1, dated as of Jan. 17, 2006 , by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and the Kansas City Southern Railroad.

*(nn)

The retirement agreement, dated Jan. 27, 2006 , between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006 ..

*(oo)

The waiver agreement, dated Jan. 27, 2006 , between Norfolk Southern Corporation and David R. Goode, providing for the waiver of forfeiture provisions otherwise applicable to certain restricted shares and restricted stock units upon retirement, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006 ..

*(pp)	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006 ..

**12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

**21	Subsidiaries of the Registrant.

**23.1	Consent of Independent Registered Public Accounting Firm.

**23.2	Consent of Independent Registered Public Accounting Firms.

**31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications.

**99.1	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

**99.2	Unaudited Financial Statements of Conrail Inc.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated herein by references.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23.1, 31, 32 and 99.1 are included; remaining exhibits are not included in copies assembled for public dissemination.   These exhibits are included in the 2005 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2006.

NORFOLK SOUTHERN CORPORATION

By:    /s/ Charles W. Moorman

        Charles W. Moorman

        (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2006, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Charles W. Moorman	Chairman, President and Chief Executive Officer and Director
(Charles W. Moorman)	(Principal Executive Officer)

/s/ Henry C. Wolf	Vice Chairman and Chief Financial Officer
(Henry C. Wolf)	(Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

/s/ Gerald L. Baliles	Director
(Gerald L. Baliles)

/s/ Dan iel A. Carp	Director
( Dan iel A. Carp)

/s/ Gene R. Carter	Director
(Gene R. Carter)

/s/ Alston D. Correll	Director
(Alston D. Correll)

/s/ David R. Goode	Director
(David R. Goode)

/s/ Landon Hilliard	Director
(Landon Hilliard)

/s/ Burton M. Joyce	Director
( Burton M. Joyce)

/s/ Steven F. Leer	Director
(Steven F. Leer)

/s/ Jane Margaret O’Brien	Director
(Jane Margaret O'Brien)

/s/ Harold W. Pote	Director
(Harold W. Pote)

/s/ J. Paul Reason	Director
(J. Paul Reason)

				Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2003 , 2004 and 2005
(In millions of dollars)

		Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year ended December 31, 2003
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$24	$--	$--	$2 [2]	$22
Casualty and other claims included in other liabilities	$254	$134	$6[1]	$124[3]	$270
Current portion of casualty and other claims included in accounts payable	$207	$34	$125[1]	$148[4]	$218

Year ended December 31, 2004
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$22	$--	$--	$1 [2]	$21
Casualty and other claims included in other liabilities	$270	$112	$48[1]	$115 [3]	$315
Current portion of casualty and other claims included in accounts payable	$218	$23	$124[1]	$143 [4]	$222

Year ended December 31, 2005
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$21	$--	$--	$5 [2]	$16
Casualty and other claims included in other liabilities	$315	$311	$--	$205 [3]	$421
Current portion of casualty and other claims included in accounts payable	$222	$92	$114 [1]	$137 [4]	$291

[1] Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

[2]Reclassifications to/from other assets.

[3] Payments and reclassifications to/from accounts payable.

[4] Payments and reclassifications to/from other liabilities.