Form 10-Q
period 2006-03-31
NORFOLK SOUTHERN CORP
filed 2006-04-28
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock (par value $1.00)	414,692,476 (excluding 20,833,125 shares held by registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income
		Three Months Ended March 31, 2006 and 2005	3

		Consolidated Balance Sheets
		As of March 31, 2006 and Dec. 31, 2005	4

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2006 and 2005	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	17

	Item 1A.	Risk Factors	18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26

	Item 4.	Controls and Procedures	26

Part II.	Other information:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.		Exhibits	27

Signatures			28

Exhibit Index			29

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	($ in millions except per share amounts)

Railway operating revenues
Coal	$559	$467
General merchandise	1,278	1,086
Intermodal	466	408
Total railway operating revenues	2,303	1,961

Railway operating expenses
Compensation and benefits	721	604
Materials, services and rents	471	436
Conrail rents and services (Note 2)	32	35
Depreciation	183	193
Diesel fuel	231	150
Casualties and other claims (Note 9)	53	78
Other	61	62
Total railway operating expenses	1,752	1,558

Income from railway operations	551	403

Other income – net	35	2
Interest expense on debt	120	128

Income before income taxes	466	277
Provision for income taxes	161	83

Net income	$305	$194

Per share amounts (Note 5):
Net income
Basic	$0.74	$0.48
Diluted	$0.72	$0.47

Dividends	$0.16	$0.11

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	Dec. 31,
	2006	2005
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$526	$289
Short-term investments	1,016	968
Accounts receivable, net (Note 9)	985	931
Materials and supplies	143	132
Deferred income taxes	167	167
Other current assets	107	163
Total current assets	2,944	2,650

Investments (Note 2)	1,623	1,590
Properties less accumulated depreciation	20,756	20,705
Other assets (Note 9)	918	916
Total assets	$26,241	$25,861

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 9)	$1,036	$1,163
Income and other taxes	301	231
Other current liabilities	276	213
Current maturities of long-term debt	348	314
Total current liabilities	1,961	1,921

Long-term debt	6,550	6,616
Other liabilities (Note 9)	1,408	1,415
Deferred income taxes	6,613	6,620
Total liabilities	16,532	16,572

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 435,525,601 and
430,718,913 shares, respectively (Note 7)	436	431
Additional paid-in capital	1,220	992
Unearned restricted stock (Note 8)	--	(17)
Accumulated other comprehensive loss (Note 6)	(85)	(77)
Retained income (Note 7)	8,158	7,980
Less treasury stock at cost, 20,833,125 shares	(20)	(20)
Total stockholders' equity	9,709	9,289

Total liabilities and stockholders' equity	$26,241	$25,861

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	($ in millions)
Cash flows from operating activities
Net income	$305	$194
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	185	197
Deferred income taxes	(1)	24
Equity in earnings of Conrail	(6)	(6)
Gains and losses on properties and investments	(19)	(7)
Changes in assets and liabilities affecting operations:
Accounts receivable	(54)	(52)
Materials and supplies	(11)	(10)
Other current assets	28	23
Current liabilities other than debt	53	36
Other – net	30	9
Net cash provided by operating activities	510	408

Cash flows from investing activities
Property additions	(256)	(144)
Property sales and other transactions	52	4
Investments, including short-term	(354)	(303)
Investment sales and other transactions	267	216
Net cash used for investing activities	(291)	(227)

Cash flows from financing activities
Dividends	(66)	(44)
Common stock issued – net	183	66
Purchase and retirement of common stock	(67)	--
Proceeds from borrowings	--	332
Debt repayments	(32)	(138)
Net cash provided by financing activities	18	216

Net increase in cash and cash equivalents	237	397

Cash and cash equivalents
At beginning of year	289	467

At end of period	$526	$864

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$63	$70
Income taxes (net of refunds)	$17	$--

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1. Stock Based Compensation

Effective January 1, 2006, NS adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” [SFAS 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   The standard also requires that cash settled awards be measured at fair value at each reporting date until ultimate settlement.   NS adopted SFAS 123(R) using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as of such date.   In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).   As compared to APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), the adoption of SFAS No. 123(R) resulted in $31 million of additional compensation expense, including the immediate expensing of grants made to retirement-eligible employees, which reduced net income by $21 million, or 5 cents per basic and diluted share.   Through Dec. 31, 2005, NS applied the intrinsic value recognition and measurement principles of APB Opinion 25, and related interpretations in accounting for its stock-based employee compensation plans (see Note 8).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation related to all awards:

Three Months
Ended
March 31,
2005
($ in millions
except per
share)

Net income, as reported	$ 194
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	7
Deduct: Stock-based employee compensation
expense determined under fair value method applied
to all awards, net of related tax effects	(8)
Pro forma net income	$ 193

Earnings per share:
As reported
Basic	$ 0.48
Diluted	$ 0.47

Pro forma
Basic	$ 0.48
Diluted	$ 0.47

2.   Investments

	March 31,	Dec. 31,
	2006	2005
	($ in millions)

Long-term investments:
Investment in Conrail Inc.	$850	$844
Other equity method investments	334	331
Company-owned life insurance at net cash surrender value	295	276
Other investments	144	139
Total long-term investments	$1,623	$1,590

Investment in Conrail

Through a limited liability company, Norfolk Southern Corporation ( Norfolk Southern) and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Conrail rents and services" includes expenses for amounts due to CRC for operation of the Shared Assets Areas.   NS’ equity in the earnings of Conrail, net of amortization, is included in “Other income – net.”

“Accounts payable” includes $59 million at March 31, 2006, and $56 million at Dec. 31, 2005, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” include $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

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

Diesel Fuel Hedging

In 2001, NS began a program to hedge a significant portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability.   No new hedges have been entered into since May 2004.

The goal of this hedging strategy was to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provided that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption will be hedged for any month within any 36-month period. After taking into account the effect of the hedges, diesel fuel costs represented 13% and 10% of NS' operating expenses in the first quarters of 2006 and 2005, respectively.

NS' fuel hedging activity resulted in decreases in diesel fuel expenses of $15 million for the first quarter of 2006, compared with $40 million for the first quarter of 2005.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $1 million expense in first quarter 2006 and 2005.   As of March 31, 2006, NS has 1% of its estimated 2006 future diesel fuel consumption covered by hedges.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $106 million and $116 million, or about 2% of its fixed rate debt portfolio, hedged at March 31, 2006, and Dec. 31, 2005, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS’ interest rate hedging activity resulted in decreases in interest expenses of about $1 million for first quarter 2006 and 2005.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS' diesel fuel derivative instruments at March 31, 2006 , and Dec. 31, 2005, were determined based upon current market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $4 million (pretax) and $20 million (pretax) at March 31, 2006, and Dec. 31, 2005, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2006	2005
	($ in millions)
Interest rate hedges
Gross fair value asset position	$2	$3
Gross fair value (liability) position	--	--
Fuel hedges
Gross fair value asset position	4	20
Gross fair value (liability) position	--	--
Total net asset position	$6	$23

4.   Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS’ option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$9	$6	$5	$4
Interest cost	23	21	11	12
Expected return on plan assets	(40)	(38)	(3)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(3)
Recognized net actuarial losses	3	4	--	--
Amortization of unrecognized losses	--	--	6	5
Net (benefit) cost	$(4)	$(6)	$17	$15

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2005, that it expected to contribute $8 million to its unfunded pension plans and $44 million to its other postretirement (medical and life insurance) benefit plans in 2006.   For the three months ended March 31, 2006, $2 million and $11 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $6 million to its unfunded pension plans for a total of $8 million and an additional $33 million to fund its other postretirement benefit plans in 2006 for a total of $44 million.

5.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)

Weighted-average shares outstanding	412.4	401.8
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	9.4	8.3

Diluted weighted-average shares outstanding	421.8	410.1

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2006, 1 million in the first quarter; and in 2005, none in the first quarter.   There are no adjustments to "Net income" or “Income from continuing operations” for the diluted earnings per share computations.

6.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2006	2005
	($ in millions)

Net income	$305	$194
Other comprehensive income (loss)	(8)	22

Total comprehensive income	$297	$216

For NS, “Other comprehensive income (loss)" reflects primarily the fair value adjustments, net of tax, to certain derivative financial instruments.

7.   Stock Purchase Program

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of Norfolk Southern Corporation Common Stock (Common Stock) through the end of 2015.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.

NS has purchased and retired 1,310,000 shares of its common stock under this program in the first quarter of 2006 at a cost of $67 million, of which $61 million was charged to retained earnings.

8.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board of Directors of Norfolk Southern Corporation (Board) or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted shares, restricted stock units and performance share units (PSUs), up to a maximum of 88,025,000 shares of Common Stock.   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.   In May 2005, the stockholders approved an amended LTIP which provided that 8,500,000 shares of stock previously approved for issuance under LTIP could be granted as restricted shares, restricted stock unit shares or performance shares.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock.

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

During the first quarter of 2006, a committee of nonemployee directors of NS’ Board granted stock options, restricted shares, restricted stock units and PSUs pursuant to the LTIP and granted stock options pursuant to the TSOP.

Accounting Method

As disclosed in Note 1, prior to the adoption of SFAS 123(R), NS applied APB Opinion 25 and related interpretations in accounting for awards made under the plans.   Accordingly, grants of PSUs, restricted shares, restricted stock units, dividend equivalents, tax absorption payments and SARs resulted in charges to net income, while grants of stock options had no effect on net income.   Under SFAS 123(R), all awards will result in charges to net income while dividend equivalents are charged to retained earnings.

Stock-based compensation costs were $84 million and $12 million during the first quarters of 2006 and 2005, respectively.   The total tax benefit recognized in income in relation to these compensation costs was $29 million and $5 million for the quarter ended March 31, 2006 and 2005, respectively.   Compensation expense in 2006 included the immediate recognition of NS’ awards granted to retirement-eligible employees in accordance with SFAS No. 123(R).   Under APB Opinion 25 and related interpretations, such awards were amortized over the stated service period.

Stock Options

In the first quarter of 2006, 1,188,700 options were granted under the LTIP and 238,000 options were granted under the TSOP.   In each case, the grant price was $49.425, which was the fair market value of Common Stock on the date of grant, and the options have a term of ten years but may not be exercised prior to the first anniversary of the date of grant.   Holders of the options granted under LTIP receive cash dividend equivalent payments for five years commensurate with dividends paid on Common Stock.

The fair value of each option award in 2006 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   For purposes of pro forma information required under SFAS 123, the fair value of the option awards in 2005 was determined using the Black-Scholes option-pricing model.   The assumptions for both years are shown in the following table:

	2006	2005

Expected volatility range	23.5% - 34.5%	n/a
Average expected volatility	27%	33%
Average expected option life	3.7 years	5 years
Average risk-free interest rate	4.5%	3.7%
Per-share grant-date fair value	$13.47	$12.19

A summary of options outstanding as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				($ in millions)
Outstanding at Dec. 31, 2005	29,545,680	$24.35

Granted	1,426,700	49.43
Exercised	(5,490,627)	24.54
Forfeited	(5,800)	33.57
Outstanding at March 31, 2006	25,475,953	$25.71	5.5 years	$722
Exercisable at March 31, 2006	24,049,253	$24.30	5.2 years	$716

The following table provides information related to options exercised during the quarters ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	($ in millions)

Total intrinsic value	$139	$43
Cash received upon exercise of options	$132	$66
Related tax benefit realized	$51	$15

Prior to the adoption of SFAS 123(R), NS presented tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards (excess tax benefits) as operating cash flows in the Consolidated Statement of Cash Flows.   Beginning in 2006, SFAS 123(R) requires excess tax benefits to be classified as financing cash flows.   Accordingly, “Common stock issued – net” in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006, included $51 million of such tax benefits.

Restricted Shares and Restricted Stock Units

Restricted share and restricted stock unit grants were 664,300 in 2006, with a grant-date fair value of $49.60 and a three-year restriction period, and were 960,400 in 2005, with a grant-date fair value of $34.10 and a five-year restriction period (that may be accelerated to a three-year restriction period upon achievement of specified performance measures).

A summary of the status of restricted shares and restricted stock units as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted - Average
			Grant-Date
	Shares	Units	Fair Value
Nonvested at Dec. 31, 2005	1,262,776	841,852	$26.80

Granted	332,150	332,150	49.60
Vested	(433,761)	(289,174)	20.47
Forfeited	--	--	--
Nonvested at March 31, 2006	1,161,165	884,828	$35.69

As of March 31, 2006, there was $19 million and $21 million of total unrecognized compensation related to restricted shares and restricted stock units, respectively.   That cost is expected to be recognized over a weighted‑average period of approximately 1.9 years.   The total fair value of restricted shares vested and restricted stock units paid in cash during the three months ended March 31, 2006 and 2005 was $36 million and $2 million, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   PSU grants and average grant-date fair values were 1,163,600 and $49.425 in 2006 and 1,344,400 and $34.10 in 2005.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.   Shares earned and issued may be subject to share retention agreements and held by NS for up to five years.

Performance Share Unit Activity

		Weighted - Average
	Performance	Grant-Date
	Share Units	Fair Value
Balance Dec. 31, 2005	3,118,400	$26.49

Granted	1,163,600	49.43
Earned	(345,290)	19.63
Paid in cash	(345,290)	19.63
Unearned	(255,420)	19.63
Forfeited	(2,200)	34.10
Balance March 31, 2006	3,333,800	$36.44

As of March 31, 2006, there was $59 million of total unrecognized compensation related to PSUs granted under the LTIP.   That cost is expected to be recognized over a weighted-average period of 1.9 years.   The total fair value of PSUs earned and paid in cash during the three months ended March 31, 2006 and 2005 was $34 million and $18 million, respectively.

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

NS was involved in mass tort litigation proceedings arising out of historic flooding events that occurred in West Virginia in 2001.   In 2005, one of NS’ subsidiaries was identified as the target defendant for claims related to a specific sub-watershed.   During the first quarter, the parties reached a settlement with respect to NS’ liability in the matter.   The settlement did not have a material effect on the results of operations in the first quarter.

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

In 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   The $41 million expense recorded in 2005, including $35 million in the first quarter of 2005, related to this incident represents NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $58 million at March 31, 2006, and Dec. 31, 2005 (of which $12 million was accounted for as a current liability at March 31, 2006, and Dec. 31, 2005).   At March 31, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 182 known locations.   On that date, 15 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 182 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $285 million in connection with its 2006 and 2007 capital programs, including 85 locomotives in 2006 and 63 locomotives in 2007.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $15 million through 2007.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005.   These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, Norfolk Southern Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2006, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 , is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 25, 2006

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosure contained in NS’ Dec. 31, 2005, Form 10-K.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ first quarter results reflect a continuation of the trends seen in 2005.   Substantial increases in revenues resulted from higher pricing, increased fuel surcharges and traffic volume growth.   High demand for rail freight transportation continued, which coupled with constrained capacity for other modes of transport and the fluidity of the NS network enabled NS to raise rates and handle additional volume.   Operating expenses rose

$194 million, largely because of increased costs for compensation and benefits, higher diesel fuel prices and volume-related increases.   Despite the 12% rise in expenses, the operating ratio, a measure of the operating revenues consumed by operating expenses, improved to 76.1%, and income from railway operations rose $148 million, or 37%.

Strong operating results translated into significantly increased cash flows, which combined with substantial proceeds from employee stock option exercises, were used to fund increased capital expenditures, purchase and retire common stock, increase dividends and pay maturing debt while establishing a cash and short-term investment balance of $1.5 billion at March 31, 2006.   Looking ahead, NS expects business levels to continue to grow for the remainder of the year, although perhaps at a more modest rate.   NS plans to continue its focus on improving service levels and maintaining an aggressive pricing strategy as business is renewed.

SUMMARIZED RESULTS OF OPERATIONS

First-quarter net income was $305 million in 2006, compared with $194 million in 2005.   The $111 million improvement in net income was driven by a $148 million, or 37%, rise in income from railway operations as well as higher nonoperating income that was offset in part by higher income taxes.   Railway operating revenues increased $342 million, or 17%, reflecting higher rates, fuel surcharges and traffic volumes.   Railway operating expenses rose $194 million, or 12%, largely because of increased compensation and benefits costs, higher fuel prices and increased volume-related expenses.   First-quarter 2005 expenses included $35 million of costs arising from the derailment in Graniteville , SC , which reduced that quarter’s net income by $21 million.   The increase in income taxes was due to a higher first quarter effective income tax rate, largely reflecting the reduction in tax credits from synthetic fuel related investments, applied to the increased income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter railway operating revenues were $2.3 billion in 2006, up $342 million, or 17%, compared with the first quarter of 2005.   As shown in the following table, the increases were the result of increased average revenues, including fuel surcharges, and higher traffic volume.

First Quarter
2006 vs. 2005
Increase (Decrease)
($ in millions)

Revenue per unit/mix	$ 243
Traffic volume (carloads)	99
Total	$ 342

Traffic volume increased 5% while revenue per unit increased 12%, of which about half related to increased fuel surcharges.   Fuel surcharge provisions presently cover approximately 85% of total revenues.   On April 24, 2006, Norfolk Southern announced that it is revising its fuel surcharge program for non-intermodal traffic originating and moving on Norfolk Southern-issued tariffs and public quotes issued on or after July 1, 2006.   While the mechanics of the new fuel surcharge will be generally the same as the current fuel surcharge, the trigger price will be raised from $23 per barrel of West Texas Intermediate Crude Oil to $64 per barrel and the percentage by which the line haul rate is increased when oil exceeds the trigger price will be decreased from 0.4% to 0.3% for each dollar or portion thereof in excess of the trigger price.   The traffic moving under these tariffs and public quotes comprises approximately 6% of Norfolk Southern’s total revenue base.

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2006	2005	2006	2005	2006	2005
	($ in millions)		(in thousands)		($ per unit)

Coal	$559	$467	435.7	420.6	$1,282	$1,111
General merchandise:
Automotive	262	251	154.2	159.2	1,697	1,579
Metals/construction	279	224	208.6	185.8	1,341	1,206
Chemicals	256	231	105.4	112.1	2,428	2,058
Agr./consumer prod./govt.	267	193	151.8	145.5	1,759	1,323
Paper/clay/forest	214	187	118.4	113.4	1,806	1,650
General merchandise	1,278	1,086	738.4	716.0	1,731	1,517

Intermodal	466	408	783.1	726.5	595	561

Total	$2,303	$1,961	1,957.2	1,863.1	$1,176	$1,053

Coal

Coal revenues increased $92 million, or 20%, in the first quarter, compared with the same period last year, reflecting higher average revenue per carload and increased traffic volume.   Coal average revenue per carload was up 15%, reflecting higher rates and increased fuel surcharges.   Carloads rose 4%, primarily because of a 7% increase in shipments of utility coal, which reflected higher demand as natural gas prices remained relatively high and utilities continued to replenish stockpiles.   Domestic metallurgical coal, coke and iron ore volume increased 8% primarily due to higher demand for metallurgical coal, including shipments from a new coking plant that opened in April 2005 and increased coke shipments.   Export coal volume decreased 21% reflecting weaker European, Middle Eastern and Japanese markets and coal buyers’ anticipation that coal prices will be lower for the upcoming export year (April 1, 2006 to March 31, 2007).

Coal revenues are expected to continue to benefit from higher average revenues and increased volumes, reflecting higher utility coal demand as utilities replenish stockpiles.   Export coal is expected to recover over the upcoming export year as coal contracts are settled.

General Merchandise

General merchandise revenues increased $192 million, or 18%, in the first quarter, compared with the same period last year, a result of higher average revenue per carload and increased traffic volume.   All market groups posted higher average revenues driven by increased rates and fuel surcharges.   Traffic volume rose 3%, reflecting improved volumes in all but the automotive and chemicals groups.   Metals and construction volume was up 12%, principally due to higher import slab business to NS-served steel mills, more scrap metal shipments and robust nonresidential construction increasing demand for sand, gravel and cement.   Agriculture, consumer products and government volume increased 4%, principally due to higher government and sweetener traffic.   Ethanol traffic grew 78% with increased shipments from existing customers and new business in the Southeast.   Paper, clay and forest traffic volume increased 4% driven largely by higher solid waste and debris traffic.   Chemicals traffic volume decreased 6%, reflecting reduced chemical plant production and the closure of several plants on NS lines.   Automotive volumes declined 3% for the quarter due to lower production at Ford and General Motors plants served by NS, partially offset by increased production at Honda, Mercedes-Benz and Toyota plants served by NS.

General merchandise revenues for the rest of the year are expected to continue to compare favorably with the prior year reflecting higher average revenues and modestly higher volumes.

Intermodal

Intermodal revenues increased $58 million, or 14% in the first quarter, compared with the same period last year, reflecting improved traffic volume and higher fuel surcharges.   Traffic volume rose 8%, reflecting strength in the International and Truckload lines of business ..   International traffic volume rose 15%, reflecting increased import goods from Asia, primarily China , and export goods through both NS-served east coast ports, as well as west coast ports.   Truckload volume increased 14%, reflecting growth in business with traditional truckload companies.   Premium business grew 5% as increased parcel traffic more than offset declines in less-than-truckload shipments.   Triple Crown Services Company volume grew 2%, reflecting growth in general consumer products that offset declines in automotive-related shipments.   Domestic volume declined 8% compared with 2005 reflecting the decrease of transloading international freight into domestic containers.   Intermodal revenue per unit increased 6%, principally a result of higher fuel surcharges, as well as increased rates and longer-haul international traffic.

Intermodal revenues are expected to continue to show growth during 2006, provided the retail and manufacturing sectors continue to expand despite increased energy costs.   Future growth may, however, be tempered by operating improvements at other railroads.

Railway Operating Expenses

First-quarter railway operating expenses were $1.8 billion in 2006, up $194 million, or 12%, compared with last year.   Most of the increase was the result of higher compensation and benefits costs, increased diesel fuel prices and volume-related increases.

Compensation and benefits expenses increased $117 million, or 19%, compared with the same period last year.   The increase reflected:

·          effects from Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” (see Note 1) including $27 million for the immediate expensing of awards granted to retirement-eligible employees (which does not include officers subject to mandatory retirement during the quarter) and $4 million for stock options granted to nonretirement-eligible employees;

·          increased stock-based compensation resulting from the rise in NS’ share price ($14 million);

·          retirement agreements and waiver agreements as reflected on Forms 8-K filed on Jan. 27, 2006, and March 31, 2006, with two former executives ($13 million);

·          higher expenses for performance-based incentive compensation ($13 million);

·          the cost under SFAS 123(R) of the regular annual stock-based grant to former Chief Executive Officer who retired in the first quarter ($11 million);

·          increased costs for medical benefits for active and retired employees ($9 million);

·          higher payroll taxes ($8 million);

·          increased wage rates ($6 million); and

·          more hours for train-service employees ($6 million).

Materials, services and rents increased $35 million, or 8%, compared with last year.   The increase was due to higher volume-related purchased services ($19 million), maintenance expenses ($10 million) and e quipment rents ($8 million).

Depreciation expense decreased $10 million, or 5%, compared with the same period last year, reflecting the results of a recently completed equipment depreciation study and an analysis of the assets received in the Conrail Corporate Reorganization.   This reduction is expected to continue for the remainder of the year.

Diesel fuel expense increased $81 million, or 54%, compared with last year, reflecting higher average prices (up 26%) and less hedge benefits.   Expenses reflected hedging program benefits of $15 million in the first quarter of 2006, compared with benefits of $40 million for the same period of 2005.   No new hedges have been entered into since May of 2004, and the last remaining contracts will settle in the second quarter of this year, bringing an end to the benefits from the program.   Legislation enacted in the first quarter of 2005 repealed the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes over 500 million gallons of diesel fuel per year.

Casualties and other claims expense decreased $25 million, or 32%, compared with last year.   The decrease reflected the absence of the costs incurred last year for the Graniteville derailment partially offset by increased lading and equipment damage associated with derailments in the first quarter of 2006.

Other Income – Net

Other income – net increased $33 million in the first quarter, compared with the same period of 2005, principally due to: (1) larger gains on the sale of property and investments ($12 million), (2) greater interest income ($10 million), and (3) lower expense associated with tax credit investments ($9 million) — see discussion immediately following and under the heading “Provision for Income Taxes,” below.

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

Provision for Income Taxes

The first quarter effective income tax rate was 34.5% in 2006, compared with 30.0% last year.   The increase was largely the result of a reduction in tax credits from synthetic fuel related investments.

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2005, the phase-out range was $53.20 to $66.79, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2006, based on actual oil prices during the first three months, as well as forward curve prices through December 2006, an estimated 45% phase-out of synthetic fuel credits is likely in 2006.   As a result, the tax credits in the provision for incomes taxes were reduced to reflect this estimate.   Likewise, expenses on synthetic fuel related investments, recorded as a component of “Other income-net,” decreased to reflect the reduction in tax credits due to the phase-out.   Indemnification arrangements limit NS’ exposure if tax credits are reduced due to oil prices.

The consolidated federal income tax returns for the 2002 and 2003 years are being audited by the Internal Revenue Service (IRS).   The IRS examination for these years is expected to be completed in the second half of 2006.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $510 million in the first quarter of 2006, compared with $408 million in the first quarter of 2005.   The improvement primarily reflected the $148 million increase in income from railway operations.

NS had working capital of $983 million at March 31, 2006, compared with $729 million at Dec. 31, 2005.   The improvement reflected primarily greater cash provided by operating activities.   NS’ cash, cash equivalents and short-term investment balances totaled $1.5 billion at March 31, 2006.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through 2006.   There have been no material changes to the contractual obligations disclosure contained in NS’ Dec. 31, 2005, Form 10-K.

Cash used for investing activities was $291 million in the first quarter of 2006, compared with $227 million in the first quarter of 2005.   The increase was the result of higher property additions.   Capital expenditures for the full year 2006 are expected to be approximately $1.2 billion, and NS expects to make all of its capital expenditures with internally generated funds.

On Dec. 2, 2005, NS announced an agreement to form a joint venture with Kansas City Southern pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately four years, in exchange for a 30% interest in the joint venture. Kansas City Southern will contribute a 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana (the “Meridian Speedway”).   Closing of the transaction was conditioned on the receipt of the necessary authority from the Surface Transportation Board, which has now been obtained.   Accordingly, NS and Kansas City Southern intend to consummate the transaction in the second quarter of 2006.   Once consummated, NS expects to recognize its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   The transaction is expected to be modestly dilutive in the early years of the venture due to lost interest income on the cash contributed to the joint venture.   However, NS expects that the dilution from the lost interest income will be offset from additional traffic as the investment is made and improvements are completed.   The joint venture is expected to increase capacity and improve service on the Meridian Speedway.

Cash provided by financing activities was $18 million in the first quarter, compared with cash provided by financing activities of $216 million in the same period of 2005, which included the March 2005 issuance of $300 million 6% Senior Notes due March 2105.   Financing activities in 2006 included $132 million of proceeds and $51 million of tax benefits from employee’s exercise of stock options (see Note 1 for options outstanding at March 31, 2006).   Financing activities in 2006 also included $67 million for the purchase and retirement of common stock as part of NS’ ongoing share repurchase program (see Note 7).   NS’ debt-to-total capitalization ratio was 41.5% at March 31, 2006, and 42.7% at Dec. 31, 2005.

NS currently has in place and available a $1 billion, five-year credit agreement with three years remaining which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at March 31, 2006 , and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10‑K as of Dec. 31, 2005.

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.   The current bargaining round began in late 2004.   Industry issues include train crew staffing, contracting out and employee contributions for health care benefits.

Seven rail unions (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employes, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads have filed for mediation with the United Transportation Union (UTU) and with the RLBC unions.   The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach agreement.    If the National Mediation Board, a federal agency, were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS has used derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May of 2004, and the last remaining contracts will settle in the second quarter of this year, bringing an end to the benefits from the program.   NS’ asset related to the remaining hedges amounted to $4 million at Mar. 31, 2006.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2006 , NS' debt subject to interest rate fluctuations totaled $260 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $3 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2006 , the average pay rate under these agreements was 5%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by about $1 million in each of the first quarters of 2006 and 2005.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $58 million at March 31, 2006 , and Dec. 31, 2005 , (of which $12 million was accounted for as a current liability at the end of each period).   At March 31, 2006 , the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 182 known locations.   On that date, 15 sites accounted for $30 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 182 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS adopted this standard as required in the first quarter of 2006 (see Note 1).

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For more discussion about each risk factor, see Part I, Item 1A “Risk Factors” in NS’ Dec. 31, 2005, Form 10-K, and any updates contained herein.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 24 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006.   Based on such evaluation, such officers have concluded that, as of March 31, 2006 , NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control

During the first quarter of 2006, management has not identified any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Jan. 1-31, 2006	16,661(1)	$48.30	--	50,000,000
Feb. 1-28, 2006	20,080(1)	$49.90	314,200	49,685,800
March 1-31, 2006	14,638(1)	$53.50	995,800	48,690,000
Total	51,379	$50.41	1,310,000

(1)     Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)     On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of NS’ common stock may be purchased by 2015.

Item 6.   Exhibits.

See Exhibit Index beginning on page 29 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 28, 2006	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	April 28, 2006	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3(i)	The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated herein by reference to Exhibit 3(i) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.
3(ii)	The Bylaws of Norfolk Southern Corporation, as amended Feb. 27, 2006, are incorporated herein by reference to Exhibit 3(ii) to Norfolk Southern Corporation's Form 8-K filed on March 1, 2006.
*10.1

The Retirement Agreement, dated Jan. 27, 2006, by and between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*10.2

The Waiver Agreement, dated as of Jan. 27, 2006, by and between Norfolk Southern Corporation and David R. Goode is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*10.3	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.
*10.4

The Retirement Agreement, dated March 28, 2006, by and between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on March 31, 2006.

*10.5

The Waiver Agreement, dated March 28, 2006, by and between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on March 31, 2006.

**15	Letter regarding unaudited interim financial information.
**31	Rule 13a-14(a)/15d-14(a) Certifications.
**32	Section 1350 Certifications.

  *          Management contract or compensatory agreement.

**          Filed herewith.