Form 10-Q
period 2006-06-30
NORFOLK SOUTHERN CORP
filed 2006-07-28
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2006

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock (par value $1.00)	413,821,033 (excluding 20,813,125 shares held by registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income
		Three and Six Months Ended June 30, 2006 and 2005	3

		Consolidated Balance Sheets
		As of June 30, 2006, and Dec. 31, 2005	4

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2006 and 2005	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	28

	Item 4.	Controls and Procedures	28

Part II.	Other information:

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.		Exhibits	30

Signatures			31

Exhibit Index			32

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in millions, except per share amounts)

Railway operating revenues:
Coal	$584	$578	$1,143	$1,045
General merchandise	1,311	1,148	2,589	2,234
Intermodal	497	428	963	836
Total railway operating revenues	2,392	2,154	4,695	4,115

Railway operating expenses:
Compensation and benefits	637	624	1,358	1,228
Materials, services and rents	471	446	942	882
Conrail rents and services (Note 2)	31	31	63	66
Depreciation	182	194	365	387
Diesel fuel	260	162	491	312
Casualties and other claims (Note 9)	65	40	118	118
Other	69	65	130	127
Total railway operating expenses	1,715	1,562	3,467	3,120

Income from railway operations	677	592	1,228	995

Other income – net	33	9	68	11
Interest expense on debt	121	126	241	254

Income before income taxes	589	475	1,055	752

Provision for income taxes	214	51	375	134

Net income	$375	$424	$680	$618

Per share amounts (Note 5):
Net income
Basic	$0.91	$1.05	$1.65	$1.54
Diluted	$0.89	$1.04	$1.61	$1.51

Dividends	$0.16	$0.11	$0.32	$0.22

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	Dec. 31,
	2006	2005
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$257	$289
Short-term investments	1,278	968
Accounts receivable, net (Note 9)	990	931
Materials and supplies	146	132
Deferred income taxes	175	167
Other current assets	64	163
Total current assets	2,910	2,650

Investments (Note 2)	1,744	1,590
Properties less accumulated depreciation	20,886	20,705
Other assets (Note 9)	1,019	916
Total assets	$26,559	$25,861

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 9)	$1,115	$1,163
Income and other taxes	315	231
Other current liabilities	223	213
Current maturities of long-term debt	690	314
Total current liabilities	2,343	1,921

Long-term debt	6,175	6,616
Other liabilities (Note 9)	1,497	1,415
Deferred income taxes	6,593	6,620
Total liabilities	16,608	16,572

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 434,634,158 and
430,718,913 shares, respectively (Note 7)	435	431
Additional paid-in capital	1,275	992
Unearned restricted stock (Note 8)	--	(17)
Accumulated other comprehensive loss (Note 6)	(89)	(77)
Retained income (Note 7)	8,350	7,980
Less treasury stock at cost, 20,813,125 and 20,833,125 shares	(20)	(20)
Total stockholders' equity	9,951	9,289

Total liabilities and stockholders' equity	$26,559	$25,861

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	($ in millions)
Cash flows from operating activities
Net income	$680	$618
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	372	393
Deferred income taxes	(27)	(47)
Equity in earnings of Conrail	(11)	(14)
Gains and losses on properties and investments	(32)	(20)
Changes in assets and liabilities affecting operations:
Accounts receivable	(59)	(48)
Materials and supplies	(14)	(21)
Other current assets	60	76
Current liabilities other than debt	93	(79)
Other – net	36	2
Net cash provided by operating activities	1,098	860

Cash flows from investing activities
Property additions	(579)	(357)
Property sales and other transactions	78	35
Investments, including short-term	(1,350)	(427)
Investment sales and other transactions	877	364
Net cash used for investing activities	(974)	(385)

Cash flows from financing activities
Dividends	(133)	(88)
Common stock issued – net	234	72
Purchase and retirement of common stock	(186)	--
Proceeds from borrowings	--	332
Debt repayments	(71)	(827)
Net cash used for financing activities	(156)	(511)

Net decrease in cash and cash equivalents	(32)	(36)

Cash and cash equivalents
At beginning of year	289	467

At end of period	$257	$431

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$234	$248
Income taxes (net of refunds)	$221	$138

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1. Stock Based Compensation

Effective January 1, 2006, NS adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” [SFAS 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   The standard also requires that cash settled awards be measured at fair value at each reporting date until ultimate settlement.   NS adopted SFAS 123(R) using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as of such date.   In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).   As compared to amounts that would have been recognized under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), the adoption of SFAS No. 123(R) resulted in $28 million of additional compensation expense for the six months ended June 30, 2006, including the immediate expensing of 2006 grants made to retirement-eligible employees, which reduced net income by $20 million, or 5 cents per basic and diluted share.   Through Dec. 31, 2005, NS applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for its stock-based employee compensation plans (see Note 8).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation related to all awards:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	($ in millions, except per share)

Net income, as reported	$424	$618
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	4	11
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(4)	(12)
Pro forma net income	$424	$617

Earnings per share:
As reported
Basic	$1.05	$1.54
Diluted	$1.04	$1.51

Pro forma
Basic	$1.05	$1.53
Diluted	$1.03	$1.50

2.   Investments

	June 30,	Dec. 31,
	2006	2005
	($ in millions)

Long-term investments:
Investment in Conrail Inc.	$855	$844
Other equity method investments	438	331
Company-owned life insurance at net cash surrender value	308	276
Other investments	143	139
Total long-term investments	$1,744	$1,590

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

“Accounts payable” includes $53 million at June 30, 2006, and $56 million at Dec. 31, 2005, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” include $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

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

Diesel Fuel Hedging

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability through the use of one or more types of derivative instruments.   No new hedges have been entered into since May 2004, and the last remaining contracts were settled in the second quarter of this year, bringing an end to this program.

The goal of this hedging strategy was to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provided that NS would not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption would be hedged for any month within any 36-month period. After taking into account the effect of the hedges, diesel fuel costs represented 15% and 10% of NS' operating expenses in the second quarters of 2006 and 2005, respectively.

NS' fuel hedging activity resulted in decreases in diesel fuel expenses of $5 million for the second quarter of 2006 and $20 million for the first six months of 2006, compared with $40 million and $80 million for the same periods, respectively, in 2005.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts did not offset changes in the fair values of the expected diesel fuel transactions, was less than a $1 million expense in the second quarter of 2006, compared with a $2 million expense in the second quarter of 2005, and a $1 million expense in the first six months of 2006 compared with a $3 million expense in the same period in 2005.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $99 million, or 1%, and $116 million, or 1.7% of its fixed rate debt portfolio, hedged at June 30, 2006, and Dec. 31, 2005, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS’ interest rate hedging activity resulted in decreases in interest expenses of less than $1 million and $1 million for the second quarters of 2006 and 2005, respectively, and $1 million and $2 million for the first six months of 2006 and 2005, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

There were no diesel fuel derivative instruments outstanding at June 30, 2006.   The fair value of NS' diesel fuel derivative instruments at Dec. 31, 2005, was determined based upon current market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of zero and $20 million (pretax) at June 30, 2006, and Dec. 31, 2005, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Gains or losses actually realized were based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2006	2005
	($ in millions)
Interest rate hedges
Gross fair value asset position	$1	$3
Gross fair value (liability) position	--	--
Fuel hedges
Gross fair value asset position	--	20
Gross fair value (liability) position	--	--
Total net asset position	$1	$23

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$5	$5	$4
Interest cost	22	22	11	12
Expected return on plan assets	(40)	(37)	(3)	(3)
Amortization of prior service cost (benefit)	--	--	(2)	(3)
Amortization of unrecognized losses	3	4	6	4
Net (benefit) cost	$(9)	$(6)	$17	$14

	Six months ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$15	$11	$10	$8
Interest cost	45	43	22	24
Expected return on plan assets	(80)	(75)	(6)	(6)
Amortization of prior service cost (benefit)	1	1	(4)	(6)
Amortization of unrecognized losses	6	8	12	9
Net (benefit) cost	$(13)	$(12)	$34	$29

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2005, that it expected to contribute $8 million to its unfunded pension plans and $44 million to its other postretirement (medical and life insurance) benefit plans in 2006.   For the six months ended June 30, 2006, $4 million and $23 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $4 million to its unfunded pension plans for a total of $8 million and an additional $21 million to fund its other postretirement benefit plans in 2006 for a total of $44 million.

5.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Weighted-average shares outstanding	413.5	403.2	413.0	402.5
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	9.3	6.6	9.3	7.4

Diluted weighted-average shares outstanding	422.8	409.8	422.3	409.9

The calculations exclude options whose exercise price exceeded the average market price of Common Stock for the period as follows:   in 2006, none in the second quarter and 1 million in the first quarter; and in 2005, 5 million in the second quarter and none in the first quarter.   There are no adjustments to "Net income" or “Income from continuing operations” for the diluted earnings per share computations.

6.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in millions)

Net income	$375	$424	$680	$618
Other comprehensive loss	(4)	(23)	(12)	(1)

Total comprehensive income	$371	$401	$668	$617

For NS, “Other comprehensive loss" reflects primarily the fair value adjustments, net of tax, to certain derivative financial instruments.

7.   Stock Purchase Program

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of Norfolk Southern Corporation Common Stock (Common Stock) through the end of 2015.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.

NS has purchased and retired 2.3 million shares of its common stock under this program in the second quarter of 2006 at a cost of $120 million, of which $111 million was charged to retained earnings.   For the first six months of 2006, NS purchased and retired 3.6 million shares of its common stock under this program at a cost of $186 million, of which $173 million was charged to retained earnings.

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

Stock-based compensation costs were $17 million and $6 million during the second quarters of 2006 and 2005, respectively, and $101 million and $18 million for the first six months of 2006 and 2005, respectively.   The total tax benefit recognized in income in relation to these compensation costs was $6 million and $2 million for the quarter ended June 30, 2006 and 2005, respectively, and $35 million and $7 million for the first six months of 2006 and 2005, respectively.   Compensation expense in 2006 included the immediate recognition of NS’ awards granted to retirement-eligible employees in accordance with SFAS No. 123(R).   Under APB Opinion 25 and related interpretations, such awards were amortized over the stated service period.

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

	2006	2005

Expected volatility range	23.5% - 34.5%	n/a
Average expected volatility	27%	33%
Average expected option life	3.7 years	5 years
Average risk-free interest rate	4.5%	3.7%
Per-share grant-date fair value	$13.47	$12.19

A summary of options outstanding as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				($ in millions)
Outstanding at Dec. 31, 2005	29,545,680	$24.35

Granted	1,427,400	49.43
Exercised	(6,931,056)	24.62
Forfeited	(16,300)	40.35
Outstanding at June 30, 2006	24,025,724	$25.75	5.3 years	$660
Exercisable at June 30, 2006	22,605,924	$24.26	5.0 years	$655

The following table provides information related to options exercised.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
	($ in millions)		($ in millions)

Total intrinsic value	$44	$3	$183	$46
Cash received upon exercise of options	$35	$6	$167	$72
Related tax benefit realized	$16	$--	$67	$15

Prior to the adoption of SFAS 123(R), NS presented tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards (excess tax benefits) as operating cash flows in the Consolidated Statement of Cash Flows.   Beginning in 2006, SFAS 123(R) requires excess tax benefits to be classified as financing cash flows.   Accordingly, “Common stock issued – net” in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006, included $67 million of such tax benefits.

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

A summary of the status of restricted shares and restricted stock units as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted - Average
			Grant-Date
	Shares	Units	Fair Value
Nonvested at Dec. 31, 2005	1,262,776	841,852	$26.80

Granted	332,150	332,150	49.60
Vested	(472,422)	(314,946)	20.90
Forfeited	(2,950)	(2,350)	40.75
Nonvested at June 30, 2006	1,119,554	856,706	$36.80

As of June 30, 2006, there was $16 million and $18 million of total unrecognized compensation related to restricted shares and restricted stock units, respectively.   That cost is expected to be recognized over a weighted‑average period of approximately 1.7 years.   The total fair value of restricted shares vested and restricted stock units paid in cash during the six months ended June 30, 2006 and 2005 was $39 million and $2 million, respectively.

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

Performance Share Unit Activity

		Weighted - Average
	Performance	Grant-Date
	Share Units	Fair Value
Balance Dec. 31, 2005	3,118,400	$26.49

Granted	1,163,600	49.43
Earned	(345,290)	19.63
Paid in cash	(345,290)	19.63
Unearned	(255,420)	19.63
Forfeited	(24,200)	46.39
Balance June 30, 2006	3,311,800	$36.41

As of June 30, 2006, there was $50 million of total unrecognized compensation related to PSUs granted under the LTIP.   That cost is expected to be recognized over a weighted-average period of 1.7 years.   The total fair value of PSUs earned and paid in cash during the six months ended June 30, 2006 and 2005 was $34 million and $18 million, respectively.

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

In 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheet reflects a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   The $41 million expense recorded in 2005, including $35 million and $2 million in the first and second quarters of 2005, respectively, related to this incident represents NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $57 million at June 30, 2006, and $58 million at Dec. 31, 2005 (of which $12 million was accounted for as a current liability at June 30, 2006, and Dec. 31, 2005).   At June 30, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 180 known locations.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 180 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Insurance

NS obtains on behalf of itself and its subsidiaries insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (up to $25 million per occurrence for bodily injury and property damage to third parties and $25 million per occurrence for property owned by NS or in NS’ care, custody or control).

Purchase Commitments

NSR had outstanding purchase commitments of approximately $324 million in connection with its 2006 and 2007 capital programs, including 22 locomotives in 2006 and 63 locomotives in 2007.   In addition, Norfolk Southern has committed to purchase telecommunications services totaling $12 million through 2007.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2006, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005.   These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2006, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

July 25, 2006

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ second-quarter results reflect a continuation of the trends seen in the first quarter.   Revenues increased substantially, notwithstanding the absence of the $55 million benefit from the settlement of two rate cases in the second quarter of 2005.   The increase was a result of higher pricing, including increased fuel surcharges, as well as traffic volume growth.   High demand for rail freight transportation continued, which coupled with constrained capacity for other modes of transport and the fluidity of the NS network, enabled NS to continue to raise rates and handle additional volume.   Operating expenses rose $153 million, largely because of higher diesel fuel prices and volume-related increases, although casualty expenses also rose.   Despite the 10% rise in expenses, the operating ratio, a measure of the operating revenues consumed by operating expenses, improved to 71.7%, and income from railway operations rose $85 million, or 14%.

Strong operating results translated into significantly increased cash flows which, combined with substantial proceeds from employee stock option exercises, were used to fund increased capital expenditures, purchase and retire common stock, increase dividends and pay maturing debt and resulted in a cash and short-term investment balance of $1.5 billion at June 30, 2006.   Looking ahead, NS expects volume growth to remain consistent with current levels for the remainder of the year, subject to the effect that prolonged high energy prices and increased interest rates could have on the economy in general.   NS plans to continue its focus on improving service levels and maintaining an aggressive pricing strategy as business is renewed.

SUMMARIZED RESULTS OF OPERATIONS

Second-quarter net income was $375 million in 2006, $49 million below the $424 million for the second quarter of 2005.   Results in 2005 included a $96 million increase in net income related to state tax law changes and a $24 million increase related to the settlement of two coal rate cases.   The absence of these two items, which together increased 2005 net income by $120 million, was offset in part by higher income from railway operations in 2006.   Railway operating revenues increased $238 million, or 11%, reflecting higher rates (including fuel surcharges) as well as increased traffic volumes.   Railway operating expenses rose $153 million, or 10%, largely because of increased diesel fuel prices, and to a lesser extent higher volume-related expenses and increased costs for casualties and other claims.   Income taxes rose primarily due to the expected phase-out of certain tax credits because of high oil prices, as compared to the second quarter of 2005, which included $16 million more net benefit from such credits.

For the first six months net income was $680 million in 2006 compared with $618 million in 2005.   The $62 million improvement in net income was driven by higher income from railway operations that was offset in part by the absence of the favorable effects from the tax law changes and the rate case settlements in 2005.   Railway operating revenues increased $580 million, or 14%, reflecting higher rates (including fuel surcharges) and traffic volumes.   Railway operating expenses for the first six months rose $347 million, or 11%, largely because of increased compensation and benefit costs, higher fuel prices and increased volume-related expenses.   As with the quarter, higher income taxes reflected the expected phase-out of certain tax credits.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second-quarter railway operating revenues were $2.4 billion in 2006, up $238 million, or 11%, compared with the second quarter of 2005.   For the first six months, railway operating revenues were $4.7 billion in 2006, up $580 million, or 14%, compared with the first six months of 2005.   Revenues for the second quarter and first six months of 2005 included the $55 million of additional coal revenue related to the settlement of the rate cases, which, net of associated compensation expenses and income taxes, increased second-quarter 2005 net income by $24 million.   As shown in the following table, the increases were the result of increased average revenues including fuel surcharges, and higher traffic volume.

	Second Quarter	First Six Months
	2006 vs. 2005	2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 85	$ 184
Revenue per unit/mix	153	396
Total	$ 238	$ 580

Traffic volume increased 4% in the second quarter and year-to-date, principally due to higher intermodal, metals/ construction and coal shipments.   Revenue per unit increased 7% for the second quarter and 9% year-to-date, notwithstanding the $55 million benefit recorded from the settlement of the rate cases in 2005.   Approximately 60% of the remaining revenue per unit increase is related to higher fuel surcharges.   Fuel surcharge provisions presently cover approximately 90% of total revenues.   On April 24, 2006, Norfolk Southern announced that it was revising its base rates and applicable fuel surcharges for non-intermodal traffic originating and moving on Norfolk Southern-issued tariffs and public quotes issued on or after July 1, 2006.   While the mechanics of the new fuel surcharge will be generally the same as the current fuel surcharge, the trigger price will be raised from $23 per barrel of West Texas Intermediate Crude Oil to $64 per barrel and the percentage by which the line haul rate is increased when oil exceeds the trigger price will be decreased from 0.4% to 0.3% for each dollar or portion thereof in excess of the trigger price.   The traffic moving under these tariffs and public quotes comprises approximately 6% of Norfolk Southern’s total revenue base.

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2006	2005	2006	2005	2006	2005
	($ in millions)		(in thousands)		($ per unit)

Coal	$584	$578	448.6	439.3	$1,304	$1,314
General merchandise:
Automotive	276	263	159.8	164.0	1,726	1,603
Chemicals	268	245	107.6	116.7	2,495	2,104
Metals/construction	304	243	222.6	202.4	1,362	1,197
Agr./consumer prod./govt.	239	200	146.1	147.1	1,638	1,365
Paper/clay/forest	224	197	118.8	116.4	1,889	1,686
General merchandise	1,311	1,148	754.9	746.6	1,737	1,537

Intermodal	497	428	821.2	762.0	605	562

Total	$2,392	$2,154	2,024.7	1,947.9	$1,182	$1,106

	First Six Months
	Revenues		Units		Revenue per Unit
	2006	2005	2006	2005	2006	2005
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,143	$1,045	884.3	859.9	$1,293	$1,215
General merchandise:
Automotive	538	514	314.0	323.2	1,712	1,591
Chemicals	524	476	213.0	228.8	2,462	2,081
Metals/construction	583	467	431.2	388.2	1,351	1,202
Agr./consumer prod./govt.	506	393	297.9	292.6	1,700	1,344
Paper/clay/forest	438	384	237.2	229.8	1,847	1,669
General merchandise	2,589	2,234	1,493.3	1,462.6	1,734	1,527

Intermodal	963	836	1,604.3	1,488.5	600	562

Total	$4,695	$4,115	3,981.9	3,811.0	$1,179	$1,080

Coal

Coal revenues increased $6 million, or 1%, in the second quarter and $98 million, or 9%, in the first six months, compared with the same periods last year.   Both increases reflected higher rates including fuel surcharges and increased traffic volume that were partially offset by the absence of the $55 million from the coal rate settlements in the second quarter of 2005.   Volumes increased 2% for the quarter and 3% for the first six months, primarily because of increased shipments of utility coal, which rose 6% for both periods, reflecting higher demand in response to the rise in natural gas prices and the replenishment of stockpiles ..   Domestic metallurgical coal, coke and iron ore volume increased 3% in the second quarter and 5% for the first six months due to increased demand for metallurgical coal and coke for the steel market ..   Export coal volume decreased 26% in the quarter and 23% for the first six months, reflecting weaker European demand given high coal inventory levels and the closure of a coke plant in France , in addition to lower Asian demand.   Coal average revenue per carload was down 1% in the second quarter, as the effects of the 2005 coal rate settlements offset higher fuel surcharges and increased rates, but increased 6% for the first six months, reflecting higher fuel surcharges and rates that overshadowed the rate case settlements.

Coal revenues are expected to continue to benefit from higher average revenues and increased volumes, reflecting higher utility coal demand as utilities build up stockpiles, in addition to continued strength in steel production promoting increased metallurgical coal and coke demand.

General Merchandise

General merchandise revenues increased $163 million, or 14%, in the second quarter and $355 million, or 16%, in the first six months, compared with the same period last year, a result of higher average revenue per carload and increased traffic volume.   All market groups posted higher average revenues driven by increased rates and fuel surcharges.   Traffic volume rose 1% in the second quarter and 2% for the first six months, largely because of improved metals and construction volume that offset declines in the chemicals and automotive groups.   Metals and construction volume was up 10% for the second quarter and 11% for the first six months, principally due to increased import slab business to NS-served steel mills, more scrap metal shipments, increased coil shipments, and higher sand, gravel and cement traffic for commercial and public construction projects.   Paper, clay and forest traffic volume increased 2% in the second quarter and 3% for the first six months, driven largely by increased solid waste and debris traffic that was partially offset by reduced pulp and pulpboard shipments.   Chemicals traffic volume declined 8% in the second quarter and 7% for the first six months, reflecting the closure of several plants on NS lines and reduced chemical plant production.   Automotive volumes declined 3% in the second quarter and the first six months due principally to reduced vehicle parts shipments caused by Ford and General Motors plant closures in the U.S., which were partially offset by increased production at Mercedes-Benz and Daimler Chrysler assembly plants served by NS, as well as higher finished vehicle shipments from increased passenger car production at Ford.   Agriculture, consumer products and government volume decreased 1% in the second quarter, but increased 2% for the first six months.   For the quarter, reduced fertilizer and wheat shipments more than offset increased ethanol, corn and government shipments.   The increase in agriculture, consumer products and government for the first six months was driven by increased ethanol, government and corn shipments.

General merchandise revenues for the rest of the year are expected to continue to compare favorably with the prior year reflecting continued strength in the global demand for steel, higher average revenues and modestly higher volumes.

Intermodal

Intermodal revenues increased $69 million, or 16%, in the second quarter and $127 million, or 15%, for the first six months, compared with the same period last year, reflecting improved traffic volume, higher fuel surcharges and increased rates.   Traffic volume rose 8% in the second quarter and first six months, reflecting strong international and truckload shipments.   International traffic volume rose 16% in the second quarter and first six months, reflecting more imported goods from Asia and exported goods through NS-served East Coast ports, as well as West Coast ports.   Domestic truckload volume increased 11% in the second quarter and 12% for the first six months, reflecting the continued growth in business with traditional truckload companies.   Premium business grew 1% in the second quarter and 3% for the first six months reflecting higher parcel traffic.   Triple Crown Services Company volume was flat in the second quarter, but grew 3% for the first six months, reflecting higher general consumer products traffic.   Domestic intermodal marketing companies (IMC) volume decreased 9% for the second quarter and 8% for the first six months, reflecting the continued decline in the transloading of international freight into domestic containers and the reduction of rail industry supplied trailers.   Intermodal revenue per unit increased 8% in the second quarter and 7% for the first six months, principally a result of higher fuel surcharges, as well as increased rates and longer-haul international traffic.   This was offset in part by the ongoing shift from higher-rated trailers to lower-rated containers which can be double-stacked.

Intermodal revenues are expected to continue to show growth during 2006, provided the retail and manufacturing sectors continue to expand despite increased energy costs.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.7 billion in 2006, up $153 million, or 10%, compared with last year, reflecting higher diesel fuel prices, increased volume-related expenses and higher expenses for casualties and other claims.   For the first six months, expenses were $3.5 billion, up $347 million, or 11%, compared with last year, a result of higher diesel fuel prices, increased compensations and benefits, and higher volume-related expenses.   For the year-to-date, casualties and other claims expenses were unchanged, as derailment expenses in the current year almost equaled last year’s costs related to the January 2005 Graniteville accident.

Compensation and benefits expenses increased $13 million, or 2%, in the second quarter and $130 million, or 11%, in the first six months, compared with the same period last year.   The increases for the quarter reflected higher costs for active and retiree medical benefits ($7 million), increased wage rates ($6 million), more hours for train service employees ($4 million) and increased payroll taxes ($4 million), all of which were partially offset by a $6 million drop in life insurance costs.   The increase for the first six months resulted from the implementation of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” ($33 million, including $26 million for the accelerated recognition of grants to employees who are retirement eligible), increased stock-based compensation primarily from the rise in NS’ share price ($30 million), higher medical insurance benefits ($16 million), retirement and waiver agreements entered into in the first quarter ($13 million), more payroll taxes ($13 million), increased wage rates ($12 million), the first quarter cost of the regular annual stock-based grant to the former chief executive officer who retired in the first quarter ($11 million) and additional hours for train and engine employees ($10 million).

Materials, services and rents increased $25 million, or 6%, in the second quarter and $60 million, or 7%, for the first six months, compared with last year.   Purchased services was up $16 million for the quarter and $30 million for the first six months, primarily reflecting increased intermodal traffic volume.   Materials expense was up $8 million for the quarter and $21 million for the first six months, reflecting increased maintenance activities, and equipment rents were up $1 million for the quarter and $9 million for the first six months.

Depreciation expense decreased $12 million, or 6%, for the second quarter and $22 million, or 6%, for the first six months, compared with the same period last year, reflecting the results of a depreciation study and an analysis of the assets received in the Conrail Corporate Reorganization, both completed in the first quarter.   This reduction is expected to continue for the remainder of the year.

Diesel fuel expense increased $98 million, or 60%, in the second quarter and $179 million, or 57%, in the first six months, compared with the same periods last year, reflecting higher average prices (up 29% for the quarter and 27% for the first six months), less hedge benefits and higher consumption (up 2% in each period).   Expenses reflected hedging program benefits of $5 million and $20 million in the second quarter and first six months of 2006, compared with benefits of $40 million and $80 million for the same periods of 2005.   No new hedges have been entered into since May of 2004, and the last remaining contracts settled in the second quarter of this year, bringing an end to the benefits from the program.   Legislation enacted in the first quarter of 2005 repealed the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes about 525 million gallons of diesel fuel per year.

Casualties and other claims expense increased $25 million, or 63%, in the second quarter, primarily due to increased lading and equipment damage associated with derailments and to a lesser extent, unfavorable personal injury claims development and higher casualty insurance costs.   For the year-to-date, casualties costs were flat as derailment expenses in the current year almost equaled last year’s costs related to the Graniteville accident.

Other Income – Net

Other income – net increased $24 million in the second quarter and $57 million in the first six months of 2006, compared with the same periods of 2005, principally due to: (1) lower expense associated with tax credit investments (down $18 million for the second quarter and $25 million for the first six months) — see discussion in the following paragraph and under the heading “Provision for Income Taxes,” below — and (2) greater interest income (up $13 million for the second quarter and $23 million for the first six months).   The first six months also reflected more gains on the sale of property and investments (up $12 million).

NS has membership interests in companies that own and operate facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes (see discussion below).

Provision for Income Taxes

The second-quarter effective income tax rate was 36.3% in 2006, compared with 10.7% last year.   For the first six months, the effective rate was 35.5% in 2006 compared with 17.8% in 2005.   The 2005 second-quarter and first six months effective rates benefited from a $96 million reduction in deferred taxes resulting from Ohio tax legislation, which lowered last year’s effective rates by 20.2 and 12.8 percentage points, respectively.   The remaining increases in the effective tax rates were largely the result of a reduction in tax credits from synthetic fuel related investments (see below).

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2005, the phase-out range was $53.20 to $66.79, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2006, based on actual oil prices during the first six months and forward curve prices for the remainder of 2006, NS estimated a 62% phase-out of synthetic fuel credits in 2006.   As a result, the tax credits in the provision for income taxes were reduced to reflect this estimate.   Likewise, expenses on synthetic fuel related investments, recorded as a component of “Other income-net,” decreased due to the projected phase-out.   Both second-quarter and year-to-date net income reflect a $16 million reduction in net benefits from these credits, as compared with the same periods of 2005, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Effect in “Other income – net:”
Expenses on synthetic fuel related investments	$9	$27	$23	$49

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel
related investments	3	12	9	20
Tax credits	6	31	19	50

Total reduction of income tax expense	9	43	28	70

Effect in “Net income:”
Net benefit from synthetic fuel related investments	$--	$16	$5	$21

Due to the recent oil price levels and the prospect for continued high oil prices for the remainder of 2006 as indicated by recent oil futures prices, both of the synthetic fuel partnerships in which NS has investments idled their facilities in July 2006. Accordingly, if production does not resume, no further tax credits will be generated and no additional expense related to the investments will be incurred; and as a result, NS’ effective tax rate would be about 37% for the last half of the year.   Year-to-date net income includes the effects of tax credits generated to date and the associated investment expenses based on an estimated 62% phase-out of synthetic fuel credits for 2006.   In the event of a 100% phase-out, approximately $9 million of net benefits accrued year-to-date ($17 million of pre-tax investment expenses and $26 million of tax benefits, comprised of $7 million tax benefit related to investment expenses and $19 million of tax credits) may have to be reversed in the second half of 2006.

The consolidated federal income tax returns for the 2002 and 2003 years are being audited by the Internal Revenue Service (IRS).   The IRS examination for these years is expected to be completed in the second half of 2006, and NS does not expect that completion of the audit will materially affect net income in the quarter of occurrence.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.1 billion in the first six months of 2006, compared with $860 million in the first six months of 2005.   The improvement primarily reflected the $233 million increase in income from railway operations.

NS had working capital of $567 million at June 30, 2006, compared with $729 million at Dec. 31, 2005.   NS’ cash, cash equivalents and short-term investment balances totaled $1.5 billion at June 30, 2006.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   This expectation is based on a view that the economy will continue at a moderate growth rate through the remainder of 2006.   There have been no material changes to the contractual obligations disclosure contained in NS’ Dec. 31, 2005, Form 10-K.

Cash used for investing activities was $974 million in the first six months of 2006, compared with $385 million in the first six months of 2005.   The increase was the result of higher short-term investment purchases, the $100 million investment in Meridian Speedway LLC (MSLLC) – see discussion below – and increased property additions.   Capital expenditures for the full year 2006 are expected to be approximately $1.2 billion, and NS expects to make all of its capital expenditures with internally generated funds.

On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately four years, in exchange for a 30% interest in the joint venture.   At the formation of MSLLC , NS contributed $100 million and KCS contributed its 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana (the Meridian Speedway).   NS is recognizing its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   NS expects its total investment in MSLLC to be supported by the fair value of the rail line as well as intangible assets obtained through the transaction.   The transaction is expected to be modestly dilutive in the early years of the venture due to lost interest income on the cash contributed to the joint venture.   However, NS expects that the dilution from the lost interest income will be offset from additional traffic as the investment is made and improvements are completed.   This transaction is expected to result in increased capacity and improved service on the Meridian Speedway.

Cash used for financing activities was $156 million in the first six months of 2006, compared with $511 million in the first six months of 2005.   Financing activities in 2006 included $167 million of proceeds and $67 million of tax benefits from employees’ exercise of stock options (see Note 1 for options outstanding at June 30, 2006).   Financing activities in 2006 also included $186 million for the purchase and retirement of common stock as part of NS’ ongoing share repurchase program (see Note 7) under which its goal is to reduce shares outstanding to approximately 400 million depending on management’s assessment of market conditions and other factors.   NS’ debt-to-total capitalization ratio was 40.8% at June 30, 2006, and 42.7% at Dec. 31, 2005.

NS currently has in place and available a $1 billion, five-year credit agreement with three years remaining which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at June 30, 2006, and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity.

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

Seven rail unions (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employes, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads have filed for mediation with the United Transportation Union (UTU) and with the RLBC unions.   The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach agreement.    If the National Mediation Board, a federal agency, were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board, in which case any strike would be delayed for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS has used derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May of 2004, and the last remaining contracts were settled in the second quarter of this year, bringing an end to the benefits from the program.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2006, NS' debt subject to interest rate fluctuations totaled $253 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable-rate debt by approximately $3 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2006, the average pay rate under these agreements was 5%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the second quarter and $1 million for the first six months of 2006, compared with $1 million and $2 million for the same periods, respectively, in 2005.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $57 million at June 30, 2006, and $58 million at Dec. 31, 2005, (of which $12 million was accounted for as a current liability at the end of each period).   At June 30, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 180 known locations.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 180 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”   NS expects to adopt this Interpretation in the first quarter of 2007 and is currently evaluating its impact, if any, on NS’ consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006.   Based on such evaluation, such officers have concluded that, as of June 30, 2006, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control

During the second quarter of 2006, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.   Risk Factors.

The following risk factors, which were included in NS’ 2005 Form 10-K, are amended in their entirety to read as follows.   The remaining risk factors included in NS’ 2005 Form 10-K remain unchanged and are incorporated herein by reference.

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.   Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators also would be required to prescribe new regulations governing railroads’ transportation of hazardous materials.  Legislation proposed in 2006 would require the Department of Homeland Security (DHS) to develop rail security plans and the railroads to submit vulnerability assessments, security plans and employee training programs to DHS for approval.    If enacted, such legislation and regulations could impose significant additional costs on railroads.   Additionally, regulations adopted by the Department of Transportation and regulations contemplated by the DHS could significantly increase the costs associated with moving hazardous materials on NS’ lines.   Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.  Some legislators have contemplated pre-notification requirements for hazardous materials shipments.   If promulgated such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

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

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS’ operating results, financial condition, and liquidity to the extent not covered by insurance.   NS has obtained insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (currently up to $25 million per occurrence for bodily injury and property damage to third parties and $25 million per occurrence for property owned by NS or in its care, custody or control).   Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

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

Although NS currently maintains insurance coverage for third-party liability arising out of war and acts of terrorism, it maintains only limited insurance coverage for first-party property damage and damage to property in NS’ care, custody or control caused by certain acts of terrorism, but not for war.   In addition, premiums for some or all of NS’ current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses may not be available to NS in the future.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
April 1-30, 2006	8,663(1)	$55.78	99,605	48,590,395
May 1-31, 2006	4,733(1)	$55.32	1,205,653	47,384,742
June 1-30, 2006	--(1)	$ --	995,056	46,389,686
Total	13,396	$55.62	2,300,314

(1)     Shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)     On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of NS’ common stock may be purchased by 2015.

Item 4.   Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 11, 2006 , at which meeting three directors were elected to serve for a term of three years and the appointment of the independent registered public accounting firm was ratified.

The three directors were elected by the following vote:

	FOR	AUTHORITY WITHHELD
Daniel A. Carp	350,674,458 votes	6,941,058 votes
Steven F. Leer	350,021,349 votes	7,594,167 votes
Charles W. Moorman, IV	346,957,031 votes	10,658,485 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS’ books and records was ratified by the following vote:

FOR: 347,839,019 shares
AGAINST: 6,997,257 shares
ABSTAINED: 2,779,240 shares

Item 6.   Exhibits.

See Exhibit Index beginning on page 32 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	July 28, 2006	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	July 28, 2006	/s/ Marta R. Stewart
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
10.1

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of Dec. 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company (exhibits, annexes and schedules to be furnished by the Corporation upon request), is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

10.2

Limited Liability Company Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and between The Alabama Great Southern Railroad Company and Kansas City Southern (exhibits, annexes and schedules to be furnished by the Corporation upon request), is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

* ** 10.3	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective July 25, 2006.
**15	Letter regarding unaudited interim financial information.
**31	Rule 13a-14(a)/15d-14(a) Certifications.
**32	Section 1350 Certifications.

  *          Management contract or compensatory agreement.

**          Filed herewith.