Form 10-Q
period 2006-09-30
NORFOLK SOUTHERN CORP
filed 2006-10-31
CIK 702165

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Sept. 30, 2006
Common Stock (par value $1.00)	396,891,872 (excluding 20,790,517 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income
		Three and Nine Months Ended Sept. 30, 2006 and 2005	3

		Consolidated Balance Sheets
		As of Sept. 30, 2006, and Dec. 31, 2005	4

		Consolidated Statements of Cash Flows
		Nine Months Ended Sept. 30, 2006 and 2005	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	29

	Item 4.	Controls and Procedures	29

Part II.	Other information:

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.		Exhibits	31

Signatures			32

Exhibit Index			33

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
	($ in millions, except per share amounts)

Railway operating revenues:
Coal	$595	$546	$1,738	$1,591
General merchandise	1,283	1,138	3,872	3,372
Intermodal	515	471	1,478	1,307
Total railway operating revenues	2,393	2,155	7,088	6,270

Railway operating expenses:
Compensation and benefits	624	629	1,982	1,857
Materials, services and rents	472	462	1,414	1,344
Conrail rents and services (Note 2)	30	31	93	97
Depreciation	186	195	551	582
Diesel fuel	257	189	748	501
Casualties and other claims (Note 9)	50	59	168	177
Other	59	62	189	189
Total railway operating expenses	1,678	1,627	5,145	4,747

Income from railway operations	715	528	1,943	1,523

Other income – net	41	32	109	43
Interest expense on debt	120	119	361	373

Income before income taxes	636	441	1,691	1,193

Provision for income taxes	220	140	595	274

Net income	$416	$301	$1,096	$919

Per share amounts (Note 5):
Net income
Basic	$1.04	$0.74	$2.68	$2.28
Diluted	$1.02	$0.73	$2.62	$2.24

Dividends	$0.18	$0.13	$0.50	$0.35

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	Sept. 30,	Dec. 31,
	2006	2005
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$270	$289
Short-term investments	533	968
Accounts receivable, net (Note 9)	1,027	931
Materials and supplies	158	132
Deferred income taxes	176	167
Other current assets	52	163
Total current assets	2,216	2,650

Investments (Note 2)	1,779	1,590
Properties less accumulated depreciation	20,970	20,705
Other assets (Note 9)	1,013	916
Total assets	$25,978	$25,861

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 9)	$1,168	$1,163
Income and other taxes	272	231
Other current liabilities	265	213
Current maturities of long-term debt	484	314
Total current liabilities	2,189	1,921

Long-term debt	6,141	6,616
Other liabilities (Note 9)	1,489	1,415
Deferred income taxes	6,580	6,620
Total liabilities	16,399	16,572

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 417,682,389 and
430,718,913 shares, respectively (Note 7)	418	431
Additional paid-in capital	1,240	992
Unearned restricted stock (Note 8)	--	(17)
Accumulated other comprehensive loss (Note 6)	(87)	(77)
Retained income (Note 7)	8,028	7,980
Less treasury stock at cost, 20,790,517 and 20,833,125
shares, respectively	(20)	(20)
Total stockholders' equity	9,579	9,289

Total liabilities and stockholders' equity	$25,978	$25,861

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2006	2005
	($ in millions)
Cash flows from operating activities
Net income	$1,096	$919
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	560	591
Deferred income taxes	(42)	7
Equity in earnings of Conrail	(20)	(28)
Gains and losses on properties and investments	(40)	(26)
Changes in assets and liabilities affecting operations:
Accounts receivable	(96)	(112)
Materials and supplies	(26)	(33)
Other current assets	84	106
Current liabilities other than debt	146	93
Other – net	55	85
Net cash provided by operating activities	1,717	1,602

Cash flows from investing activities
Property additions	(862)	(578)
Property sales and other transactions	86	55
Investments, including short-term	(1,504)	(1,232)
Investment sales and other transactions	1,739	553
Net cash used for investing activities	(541)	(1,202)

Cash flows from financing activities
Dividends	(207)	(141)
Common stock issued – net	240	114
Purchase and retirement of common stock	(916)	--
Proceeds from borrowings	--	332
Debt repayments	(312)	(863)
Net cash used for financing activities	(1,195)	(558)

Net decrease in cash and cash equivalents	(19)	(158)

Cash and cash equivalents
At beginning of year	289	467

At end of period	$270	$309

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$300	$330
Income taxes (net of refunds)	$483	$161

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of Sept. 30, 2006, its results of operations for the three and nine months ended Sept. 30, 2006 and 2005, and its cash flows for the nine months ended Sept. 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1. Stock Based Compensation

Effective January 1, 2006, NS adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” [SFAS 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   The standard also requires that cash settled awards be measured at fair value at each reporting date until ultimate settlement.   NS adopted SFAS 123(R) using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as of such date.   In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).   As compared to amounts that would have been recognized under APB Opinion 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), the adoption of SFAS 123(R) resulted in $30 million of additional compensation expense for the nine months ended Sept. 30, 2006, including the immediate expensing of 2006 grants made to retirement-eligible employees, which reduced net income by $22 million, or 5 cents per basic and diluted share.   Through Dec. 31, 2005, NS applied the intrinsic value recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for its stock-based employee compensation plans (see Note 8).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation related to all awards:

	Three Months Ended	Nine Months Ended
	Sept. 30,	Sept. 30,
	2005	2005
	($ in millions, except per share)

Net income, as reported	$301	$919
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	19	30
Deduct: Stock-based employee compensation
expense determined under fair value method,
net of related tax effects	(15)	(27)
Pro forma net income	$305	$922

Earnings per share:
As reported
Basic	$0.74	$2.28
Diluted	$0.73	$2.24

Pro forma
Basic	$0.76	$2.29
Diluted	$0.74	$2.24

2.   Investments

	Sept. 30,	Dec. 31,
	2006	2005
	($ in millions)

Long-term investments:
Investment in Conrail Inc.	$864	$844
Other equity method investments	443	331
Company-owned life insurance at net cash surrender value	329	276
Other investments	143	139
Total long-term investments	$1,779	$1,590

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

“Accounts payable” includes $65 million at Sept. 30, 2006, and $56 million at Dec. 31, 2005, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” include $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

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

The goal of this hedging strategy was to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provided that NS would not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption would be hedged for any month within any 36-month period. After ta ki ng into account the effect of the hedges, diesel fuel costs represented 15% and 12% of NS' operating expenses in the third quarters of 2006 and 2005, respectively.

NS' fuel hedging activity resulted in no reduction in diesel fuel expense for the third quarter of 2006, but a decrease of $20 million for the first nine months, compared with $41 million and $121 million for the same periods, respectively, in 2005.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts did not offset changes in the fair values of the expected diesel fuel transactions, was zero in third quarter 2006, compared with a less than $1 million expense in the third quarter of 2005, and a $1 million expense in the first nine months of 2006 compared with a $3 million expense in the same period in 2005.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $90 million and $116 million, or less than 2%, of its fixed rate debt portfolio, hedged at Sept. 30, 2006, and Dec. 31, 2005, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. NS’ interest rate hedging activity resulted in decreases of less than $1 million in interest expenses for the third quarters and the first nine months of 2006 and 2005.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

There were no diesel fuel derivative instruments outstanding at Sept. 30, 2006.   The fair value of NS' diesel fuel derivative instruments at Dec. 31, 2005, was determined based upon current market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of zero and $20 million (pretax) at Sept. 30, 2006, and Dec. 31, 2005, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Gains or losses actually realized were based on the fair value of the derivative fuel hedges at the time of termination.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended Sept. 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$5	$5
Interest cost	21	22	10	13
Expected return on plan assets	(39)	(37)	(2)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Amortization of unrecognized losses	3	3	7	4
Net (benefit) cost	$(8)	$(5)	$18	$17

	Nine months ended Sept. 30,
	2006	2005	2006	2005
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$21	$17	$15	$13
Interest cost	66	65	32	37
Expected return on plan assets	(119)	(112)	(8)	(9)
Amortization of prior service cost (benefit)	2	2	(6)	(8)
Amortization of unrecognized losses	9	11	19	13
Net (benefit) cost	$(21)	$(17)	$52	$46

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2005, that it expected to contribute $8 million to its unfunded pension plans and $44 million to its other postretirement (medical and life insurance) benefit plans in 2006.   For the nine months ended Sept. 30, 2006, $6 million and $33 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates that prior to year end it will contribute an additional $2 million to its unfunded pension plans for a total of $8 million and an additional $11 million to fund its other postretirement benefit plans for a total of $44 million.

5.  Earnings Per Share

The following table sets forth the reconciliation of the number of weighted-average shares outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
	(In millions)

Weighted-average shares outstanding	402.0	404.3	409.3	403.1
Dilutive effect of outstanding options,
performance share units and restricted stock
(as determined by the application of
the treasury stock method)	7.9	8.0	8.8	7.6

Diluted weighted-average shares outstanding	409.9	412.3	418.1	410.7

The calculations exclude options whose exercise price exceeded the average market price of Norfolk Southern Corporation Common Stock (Common Stock) for the period as follows:   in 2006, 1 million in the third quarter, none in the second quarter and 1 million in the first quarter; and in 2005, none in the third quarter, 5 million in the second quarter and none in the first quarter.   There are no adjustments to "Net income" for the diluted earnings per share computations.

6.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
	($ in millions)

Net income	$416	$301	$1,096	$919
Other comprehensive income (loss)	2	(8)	(10)	(9)

Total comprehensive income	$418	$293	$1,086	$910

For NS, “Other comprehensive income (loss)" reflects primarily the fair value adjustments, net of tax, to certain derivative financial instruments and unrealized gains and losses on available-for-sale securities.

7.   Stock Purchase Program

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of Common Stock through the end of 2015.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.

NS purchased and retired 17.1 million shares of its common stock under this program in the third quarter of 2006 at a cost of $730 million, of which $662 million was charged to retained earnings.   For the first nine months of 2006, NS purchased and retired 20.7 million shares of its common stock under this program at a cost of $916 million, of which $835 million was charged to retained earnings.

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

Stock-based compensation was a $1 million benefit during the third quarter of 2006, but a cost of $31 million for the same period in 2005.   For the first nine months of 2006 and 2005, stock-based compensation costs were $100 million and $49 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation was an expense of $1 million versus a benefit of $11 million for the quarters ended Sept. 30, 2006 and 2005, respectively, and benefits of $34 million and $18 million for the first nine months of 2006 and 2005, respectively.   Compensation expense in 2006 included the immediate recognition of NS’ awards granted to retirement-eligible employees in accordance with SFAS 123(R).   Under APB Opinion 25 and related interpretations, such awards were amortized over the stated service period.

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

	2006	2005

Expected volatility range	23.5% - 34.5%	n/a
Average expected volatility	27%	33%
Average expected option life	3.7 years	5 years
Average risk-free interest rate	4.5%	3.7%
Per-share grant-date fair value	$13.47	$12.19

A summary of options outstanding as of Sept. 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				($ in millions)
Outstanding at Dec. 31, 2005	29,545,680	$24.35

Granted	1,427,400	49.42
Exercised	(7,118,387)	24.62
Forfeited	(16,000)	40.48
Outstanding at Sept. 30, 2006	23,838,693	$25.76	5.1 years	$ 444
Exercisable at Sept. 30, 2006	22,418,893	$24.26	4.8 years	$ 444

The following table provides information related to options exercised.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)

Total intrinsic value	$4	$28	$187	$74
Cash received upon exercise of options	$3	$42	$170	$114
Related tax benefit realized	$3	$10	$70	$25

Prior to the adoption of SFAS 123(R), NS presented tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards (excess tax benefits) as operating cash flows in the Consolidated Statement of Cash Flows.   Beginning in 2006, SFAS 123(R) requires excess tax benefits to be classified as financing cash flows.   Accordingly, “Common stock issued – net” in the Consolidated Statement of Cash Flows for the nine months ended Sept. 30, 2006, included $70 million of such tax benefits.

Restricted Shares and Restricted Stock Units

Restricted share and restricted stock unit grants were 664,300 in 2006, with a grant-date fair value of $49.60 and a three-year restriction period, and were 960,400 in 2005, with a grant-date fair value of $34.10 and a five-year restriction period (that may be accelerated to a three-year restriction period for the restricted shares upon achievement of specified performance measures).

A summary of the status of restricted shares and restricted stock units as of Sept. 30, 2006, and changes during the nine months then ended is presented below:

			Weighted - Average
			Grant-Date
	Shares	Units	Fair Value
Nonvested at Dec. 31, 2005	1,262,776	841,852	$26.80

Granted	332,150	332,150	49.60
Vested	(473,294)	(319,696)	21.03
Forfeited	(2,950)	(2,350)	40.75
Nonvested at Sept. 30, 2006	1,118,682	851,956	$36.78

As of Sept. 30, 2006, there was $14 million and $15 million of total unrecognized compensation related to restricted shares and restricted stock units, respectively.   That cost is expected to be recognized over a weighted‑average period of approximately 2.0 years.   The total fair value of restricted shares vested and restricted stock units paid in cash during the nine months ended Sept. 30, 2006 and 2005 was $40 million and $2 million, respectively.

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

Performance Share Unit Activity

		Weighted - Average
	Performance	Grant-Date
	Share Units	Fair Value
Balance Dec. 31, 2005	3,118,400	$26.49

Granted	1,163,600	49.43
Earned	(345,290)	19.63
Paid in cash	(345,290)	19.63
Unearned	(255,420)	19.63
Forfeited	(24,200)	46.39
Balance Sept. 30, 2006	3,311,800	$36.41

As of Sept. 30, 2006, there was $48 million of total unrecognized compensation related to PSUs granted under the LTIP.   That cost is expected to be recognized over a weighted-average period of 1.4 years.   The total fair value of PSUs earned and paid in cash during the nine months ended Sept. 30, 2006 and 2005 was $34 million and $18 million, respectively.

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

In 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheets reflect a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   Expenses in 2005 included $41 million related to this incident, representing NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, ta ki ng into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual loss may vary from the actuarial estimate.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $55 million at Sept. 30, 2006, and $58 million at Dec. 31, 2005 (of which $12 million was accounted for as a current liability at Sept. 30, 2006, and Dec. 31, 2005).   At Sept. 30, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 175 known locations.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 175 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

However, based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS is aware.   Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations or liquidity.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) commenced proceedings with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $257 million in connection with its 2006 and 2007 capital programs.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2006, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.   These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   A review of interim financial information consists principally of applying analytical procedures and ma ki ng inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States ), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

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

October 30, 2006

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ third quarter results reflect substantial increases in revenues (up $238 million, or 11%), compared with the third quarter of 2005, resulting from higher pricing, including fuel surcharges, as traffic volume was flat.   Operating expenses rose $51 million, largely because of higher diesel fuel prices.   Despite the 3% rise in operating expenses, the operating ratio, a measure of the operating revenues consumed by operating expenses, improved 5.4 percentage points to 70.1%, and income from railway operations rose $187 million, or 35%, compared with the third quarter of 2005.

Higher operating income for the year to date translated into increased cash flows, which, combined with substantial proceeds from employee stock option exercises earlier in the year, were used to purchase and retire common stock, fund increased capital expenditures, increase dividends and pay maturing debt.   At Sept. 30, 2006, the cash and short-term investment balance was $803 million.   Loo ki ng ahead, NS expects revenue increases to moderate, reflecting tempered volume growth and comparison with a strong fourth quarter 2005.   NS plans to continue its focus on improving service levels and maintaining a market-based approach to pricing.

In the third quarter, NS purchased and retired 17.1 million shares of common stock at a total cost of $730 million under the share repurchase program approved by the Board of Directors on Nov. 22, 2005.   Under the program, the Board has authorized the repurchase of up to 50 million shares of NS common stock through the end of 2015.   For the first nine months, 20.7 million shares of common stock were been purchased and retired at a total cost of $916 million.

SUMMARIZED RESULTS OF OPERATIONS

Third-quarter net income was $416 million in 2006, $115 million, or 38%, above the $301 million for the third quarter of 2005, driven by higher income from railway operations which rose $187 million, or 35% , compared with last year.   Railway operating revenues increased $238 million, or 11%, reflecting higher rates, including fuel surcharges.   Railway operating expenses rose $51 million, or 3%, largely because of increased diesel fuel prices.

For the first nine months net income was $1,096 million in 2006 compared with $919 million in 2005.   The $177 million improvement in net income was driven by a $420 million increase in income from railway operations, notwithstanding the absence of the $96 million income tax benefit recorded in 2005 because of Ohio tax law changes.   Railway operating revenues increased $818 million, or 13%, reflecting higher rates, including fuel surcharges, and increased traffic volumes.   Railway operating expenses rose $398 million, or 8%, largely because of higher fuel prices, increased compensation and benefit costs and increased volume-related expenses.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third-quarter railway operating revenues were $2.4 billion in 2006, up $238 million, or 11%, compared with the third quarter of 2005.   For the first nine months, railway operating revenues were $7.1 billion in 2006, up $818 million, or 13%, compared with the first nine months of 2005.   Revenues for the first nine months of 2005 included $55 million of additional coal revenue related to the settlement of two coal rate cases.

As shown in the following table, the increases were the result of increased average revenues per unit, including fuel surcharges, and higher traffic volume.

	Third Quarter	First Nine Months
	2006 vs. 2005	2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (units)	$ (1)	$ 183
Revenue per unit/mix	239	635
Total	$ 238	$ 818

Traffic volume was flat in the third quarter, as higher intermodal, metals/construction, and agriculture/consumer products/government volume offset lower automotive and coal shipments.   Year-to-date traffic volume increased 3%, principally due to higher intermodal and metals/construction shipments.   Revenue per unit increased 11% for the third quarter and 10% year-to-date (last year included a $55 million benefit recorded in second quarter 2005 from the settlement of the rate cases).   About 40% of the revenue per unit increase for the quarter is related to higher fuel surcharges.   In the fourth quarter, NS expects the year-over-year increase attributable to fuel surcharges to be lower as oil prices are currently expected to be comparable to those of the fourth quarter of 2005.   Fuel surcharge provisions presently cover approximately 92% of total revenues.   On April 24, 2006, NS announced that it was revising its fuel surcharge program for non-intermodal traffic originating and moving on NS-issued tariffs and public quotes issued on or after July 1, 2006.   While the mechanics of the new fuel surcharge are generally the same as the current fuel surcharge, the trigger price was raised from $23 per barrel of West Texas Intermediate (WTI) Crude Oil to $64 per barrel and the percentage by which the line haul rate is increased when oil exceeds the trigger price was decreased from 0.4% to 0.3% for each dollar or portion thereof in excess of the trigger price.   Tariff prices and public quotes have been adjusted to reflect this change.   The fuel surcharge is based on the monthly average price of WTI in the second calendar month prior to the month in which the fuel surcharge is applied.   The traffic moving under these tariffs and public quotes comprises approximately 6% of NS’s total revenue base.

Revenues, carloads and average revenue per unit for the commodity groups were as follows (prior period amounts for the chemicals, agriculture/consumer products/government and paper/clay/forest groups have been reclassified to conform to the current year presentation):

	Third Quarter
	Revenues		Units		Revenue per Unit
	2006	2005	2006	2005	2006	2005
	($ in millions)		(in thousands)		($ per unit)

Coal	$595	$546	436.7	451.8	$1,362	$1,209
General merchandise:
Automotive	211	229	119.3	139.1	1,774	1,645
Chemicals	286	254	109.1	110.9	2,612	2,288
Metals/construction	316	252	219.1	206.8	1,441	1,222
Agr./consumer prod./govt.	239	198	147.9	138.3	1,617	1,436
Paper/clay/forest	231	205	117.6	118.0	1,964	1,732
General merchandise	1,283	1,138	713.0	713.1	1,799	1,596
Intermodal	515	471	841.2	827.4	614	569

Total	$2,393	$2,155	1,990.9	1,992.3	$1,202	$1,082

	First Nine Months
	Revenues		Units		Revenue per Unit
	2006	2005	2006	2005	2006	2005
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,738	$1,591	1,321.0	1,311.7	$1,316	$1,213
General merchandise:
Automotive	749	743	433.3	462.3	1,729	1,607
Chemicals	813	733	324.0	337.6	2,508	2,171
Metals/construction	899	719	650.3	595.0	1,382	1,209
Agr./consumer prod./govt.	742	585	443.9	426.2	1,672	1,373
Paper/clay/forest	669	592	354.8	354.6	1,886	1,668
General merchandise	3,872	3,372	2,206.3	2,175.7	1,755	1,550
Intermodal	1,478	1,307	2,445.5	2,315.9	605	564

Total	$7,088	$6,270	5,972.8	5,803.3	$1,187	$1,080

Coal

Coal revenues increased $49 million, or 9%, in the third quarter and $147 million, or 9%, in the first nine months, compared with the same periods last year.   Both increases reflected higher rates, including fuel surcharges, while the year-to-date increase was tempered by the absence of the $55 million benefit from the coal rate settlements in the second quarter of 2005.   Volumes declined 3% for the quarter but increased 1% for the first nine months ..   Domestic metallurgical coal, coke and iron ore volume rose 9% in the third quarter and 6% for the first nine months due to increased demand from the steel-ma ki ng market ..   Export coal volume decreased 17% in the quarter and 22% for the first nine months, reflecting weaker Asian demand.   Utility coal shipments decreased 4% in the third quarter, reflecting lower demand from NS-served northern utility plants and reduced river traffic.   However, utility coal shipments rose 3% for the year-to-date.   Coal average revenue per unit was up 13% in the third quarter, reflecting higher fuel surcharges and increased rates, and it increased 8% for the first nine months, as higher fuel surcharges and rates offset the effects of the 2005 coal rate settlements.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   During the third quarter of 2006, a court order was entered in favor of NS, and Virginia Power subsequently filed a notice indicating it intends to appeal.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to continue to benefit from higher average revenues per unit as well as increased volumes, reflecting higher utility coal demand, in addition to continued strength in steel production promoting increased metallurgical coal and coke demand.

General Merchandise

General merchandise revenues increased $145 million, or 13%, in the third quarter and $500 million, or 15%, in the first nine months, compared with the same period last year, as all market groups posted higher average revenues per unit for both periods driven by increased rates and fuel surcharges.   Traffic volume was flat in the third quarter, but increased 1% for the first nine months largely because of improved metals and construction volume that offset declines in the chemicals and automotive groups.   Metals and construction volume was up 6% for the third quarter and 9% for the first nine months, principally due to higher import slab business to NS-served steel mills, more scrap metal and coil shipments, and for the year-to-date, higher sand, gravel and cement traffic for commercial and public construction projects.   Agriculture, consumer products and government volume increased 7% in the third quarter and 4% for the first nine months, reflecting increased ethanol, corn and government shipments.   Paper, clay and forest traffic volume was flat in the third quarter and first nine months, as higher solid waste and debris traffic offset reduced pulp and pulpboard shipments.   Chemicals traffic volume declined 2% in the third quarter and 4% for the first nine months, reflecting the closure of several plants on NS lines and reduced chemical plant production.   Automotive volumes declined 14% in the third quarter and 6% for the first nine months due principally to reduced vehicle parts shipments attributable to Ford and General Motors production cuts and plant closures in the U.S.

General merchandise revenues for the rest of the year are expected to be comparable with the prior year reflecting lower volumes, primarily for automotive traffic.

Intermodal

Intermodal revenues increased $44 million, or 9%, in the third quarter and $171 million, or 13%, for the first nine months, compared with the same period last year, largely because of higher fuel surcharges, increased rates and improved traffic volume.   Traffic volume rose 2% in the third quarter and 6% for the first nine months, reflecting strong international and truckload shipments.   International traffic volume rose 7% in the third quarter and 12% in the first nine months, reflecting higher imported goods from Asia and exported goods through NS-served East Coast ports, as well as West Coast ports.   Truckload volume increased 3% in the third quarter and 9% for the first nine months, reflecting the continued expansion of business with traditional truckload companies.   Premium business, which includes parcel and LTL carriers, was flat in the third quarter, but up 2% for the first nine months reflecting higher parcel traffic.   Triple Crown Services Company volume was down 1% in the third quarter, but grew 1% for the first nine months, reflecting higher general consumer products traffic.   Domestic intermodal marketing companies (IMC) volume declined 11% for the third quarter and 9% for the first nine months, reflecting the continued reduction in the transloading of international freight into domestic containers.   Intermodal revenue per unit increased 8% in the third quarter and 7% for the first nine months, principally a result of higher fuel surcharges, as well as increased rates and longer-haul international traffic, which was offset in part by lower volume for higher-rated trailers that reflected the ongoing shift of traffic to containers.

Intermodal revenues are expected to show modest growth during the fourth quarter of 2006, provided the retail and manufacturing sectors continue to expand.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.7 billion in 2006, up $51 million, or 3%, compared with last year, largely because of higher diesel fuel prices.   For the first nine months, expenses were $5.1 billion, up $398 million, or 8%, compared with last year, a result of higher diesel fuel prices, increased compensation and benefits, and higher volume-related expenses.

Compensation and benefits expenses decreased $5 million, or 1%, in the third quarter, but increased $125 million, or 7%, in the first nine months, compared with the same period last year.   The decrease for the quarter primarily reflected lower stock-based compensation ($32 million) primarily due to the effect of a $9 decline in the per share market price of NS stock in the third quarter this year versus a nearly $10 increase in the stock price in the third quarter of 2005 (every $1 change in the price of NS stock impacts stock-based compensation expense by about $1.5 million).   The per share market price of NS stock at the end of the third quarter of 2006 was $44.05 and, therefore, fourth-quarter stock-based compensation expense will increase or decrease by a corresponding $1.5 million for every $1 difference in the year-end price of NS stock.   The decrease in the third quarter of 2006 was partially offset by increased salaries and wages ($12 million) and higher costs for health and welfare benefits ($10 million).   The increase for the first nine months principally resulted from the implementation of Statement of Accounting Standards No. 123(R) “Share-Based Payment” ($34 million, including $24 million for the accelerated recognition of grants to employees who are retirement eligible), increased salaries and wages ($34 million), higher health and welfare benefit costs ($21 million), higher payroll taxes ($15 million), retirement and waiver agreements entered into in the first quarter ($13 million), the cost of the regular annual stock-based grant to the former chief executive officer who retired in the first quarter ($11 million) and additional hours for train and engine employees ($11 million).

Materials, services and rents increased $10 million, or 2%, in the third quarter and $70 million, or 5%, for the first nine months, compared with last year.   Purchased services were up $7 million for the quarter and $37 million for the first nine months, primarily reflecting increased intermodal traffic volume.   Equipment rents were up $5 million for the quarter and $14 million for the first nine months.   Materials expense was down $2 million for the quarter, but up $19 million for the first nine months reflecting increased maintenance activities.

Depreciation expense decreased $9 million, or 5%, for the third quarter and $31 million, or 5%, for the first nine months, compared with the same period last year, reflecting the results of a depreciation study and an analysis of the assets received in the Conrail Corporate Reorganization, both completed in the first quarter.

Diesel fuel expense increased $68 million, or 36%, in the third quarter and $247 million, or 49%, in the first nine months, compared with the same periods last year, reflecting less hedge benefits and higher average prices (up 12% for the quarter and 22% for the first nine months), with consumption flat for the quarter and only up 2% for the year-to-date.   Expenses reflected hedging program benefits of zero and $20 million in the third quarter and first nine months of 2006, compared with benefits of $41 million and $121 million for the same periods of 2005, respectively.   No new hedges have been entered into since May of 2004, and the last remaining contracts settled in the second quarter of this year, bringing an end to the benefits from the program.   Legislation enacted in the first quarter of 2005 repealed the 4.3 cents per gallon excise tax on railroad diesel fuel by 2007, with the following phased reductions in 2005 and 2006:   1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes about 520 million gallons of diesel fuel per year.

Casualties and other claims expense decreased $9 million, or 15%, in the third quarter and $9 million, or 5%, for the year-to-date, primarily due to the absence of both the $16 million jury verdict in a FELA case and $4 million related to Hurricane Katrina in the third quarter of 2005, partially offset by higher insurance costs.

Other operating expenses decreased $3 million, or 5%, in the third quarter, but were unchanged in the first nine months.   The decline for the quarter was principally due to a favorable adjustment on property taxes after the finalization of assessment values.

Other Income – Net

Other income – net increased $9 million in the third quarter and $66 million in the first nine months of 2006, compared with the same periods of 2005, principally due to: (1) greater interest income (up $12 million for the third quarter and $35 million for the first nine months) and (2) lower expense associated with tax credit investments (down $8 million for the third quarter and $33 million for the first nine months) primarily due to synthetic fuel related investments — see discussion in the following paragraph and under the heading “Provision for Income Taxes,” below.   As a result of the share repurchase program (see discussion under the heading “Financial Condition and Liquidity”) and the resulting lower cash balance, interest income is expected to be lower in the fourth quarter.

NS has membership interests representing ownership in companies that own and operate facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes (see discussion below).

Provision for Income Taxes

The third-quarter effective income tax rate was 34.6% in 2006, compared with 31.7% last year.   For the first nine months, the effective rate was 35.2% in 2006 compared with 23.0% in 2005.   The 2005 first nine months effective rate benefited from a $96 million reduction in deferred taxes resulting from Ohio tax legislation, which lowered last year’s effective rate by 8.0 percentage points.   The increase in the rate for the quarter as well as the remaining increase for the first nine months were largely the result of a reduction in tax credits from synthetic fuel related investments (see below).

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the Internal Revenue Code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2005, the phase-out range was $53.20 to $66.79, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2006, based on actual oil prices during the first nine months and forward curve prices for the remainder of 2006, in the third quarter NS estimated a 36% phase-out of synthetic fuel credits in 2006.   As a result, tax credits in the provision for income taxes were recorded to reflect this estimate.   Likewise, expenses on synthetic fuel related investments, recorded as a component of “Other income – net,” are reflected at the projected phase-out.

Third-quarter and year-to-date net income reflect a $3 million and $19 million, respectively, reduction in net benefits from these credits, as compared with the same periods of 2005, as shown below:

Three Months Ended		Nine Months Ended
Sept. 30,		Sept. 30,
2006	2005	2006	2005

($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel related investments	$19	$26	$42	$75

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel
related investments	7	10	16	30
Tax credits	18	25	37	75

Total reduction of income tax expense	25	35	53	105

Effect in “Net income:”
Net benefit from synthetic fuel related investments	$6	$9	$11	$30

Due to the high oil price levels, both of the synthetic fuel partnerships in which NS has investments idled their facilities in July 2006.   Thereafter, oil prices declined and both synthetic fuel partnerships restarted production in September 2006.   Year-to-date net income includes the effects of tax credits generated to date and the associated investment expenses based on an estimated 36% phase-out of synthetic fuel credits for 2006.   Because net income for the first half of the year included the effects of tax credits generated through June 30, 2006, and the associated investment expenses based on the previously estimated 62% phase-out of synthetic fuel credits for 2006 rather than the current estimated 36% phase-out, the third quarter net benefit of $6 million includes approximately $5 million related to production in the first half of 2006.

The Internal Revenue Service (IRS) examination of NS’ consolidated federal income tax returns for the 2002 and 2003 years was completed during the third quarter, and NS expects to appeal certain adjustments proposed by the IRS.   The results of the examination had a negligible effect on the effective tax rate.   NS expects the IRS to begin shortly the examination of the consolidated federal income tax returns for 2004 and 2005.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.7 billion in the first nine months of 2006, compared with $1.6 billion in the first nine months of 2005.   NS had wor ki ng capital of $27 million at Sept. 30, 2006, compared with $729 million at Dec. 31, 2005, reduced in large part by the amount of share repurchases in the third quarter and higher current maturities of long-term debt.   NS’ cash, cash equivalents and short-term investment balances totaled $803 million at Sept. 30, 2006.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligations disclosure contained in NS’ Dec. 31, 2005, Form 10-K.

Cash used for investing activities was $541 million in the first nine months of 2006, compared with $1.2 billion in the first nine months of 2005.   The decrease was the result of higher short-term investment sales, principally to fund share repurchases reflected in financing activities, offset in part by the $100 million investment in Meridian Speedway LLC (MSLLC) — see discussion below — and increased property additions.   Capital expenditures for the full year 2006 are expected to be approximately $1.2 billion, and NS expects to make all of its capital expenditures with internally generated funds.   For 2007, NS expects to increase capital spending by about 10%.

On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately four years, in exchange for a 30% interest in the joint venture.   At the formation of MSLLC , NS contributed $100 million and KCS contributed its 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana (the Meridian Speedway).   NS expects to make an additional contribution in the fourth quarter.   NS is recognizing its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   NS’ total investment in MSLLC is supported by the fair value of the rail line as well as intangible assets obtained through the transaction.   The transaction is expected to be modestly dilutive in the early years of the venture due to lost interest income on the cash contributed to the joint venture.   However, NS expects that the dilution from the lost interest income will be offset from additional traffic as the investment is made and improvements are completed.   The joint venture is expected to increase capacity and improve service on the Meridian Speedway.

During the third quarter, NS and the states of Ohio , West Virginia and Virginia each entered into a Memorandum of Agreement with the Federal Highway Administration that governs the release of up to $95 million in federal funding and up to $11 million in state funding for the Heartland Corridor rail double-stack clearance project.   NS expects to spend about $60 million over a five-year period in connection with this project.   The Heartland Corridor is a package of proposed clearance improvements and other facilities that will create a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.

Cash used for financing activities was $1.2 billion in the first nine months of 2006, compared with $558 million in the first nine months of 2005.   Financing activities in 2006 included $916 million for the purchase and retirement of common stock as part of NS’ ongoing share repurchase program (see Note 7); the timing and volume of future purchases will be guided by management’s assessment of market conditions and other factors.   Financing activities in 2006 also included $170 million of proceeds and $70 million of tax benefits from employees’ exercise of stock options (see Note 1 for options outstanding at Sept. 30, 2006).   NS’ debt-to-total capitalization ratio was 40.9% at Sept. 30, 2006, and 42.7% at Dec. 31, 2005.

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

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.   The current bargaining round began in late 2004.   Industry issues include contracting out of certain work and employee contributions for medical and other benefits.

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

At Sept. 30, 2006, NS' debt subject to interest rate fluctuations totaled $245 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2006, the average pay rate under these agreements was 6%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the third quarter and $1 million for the first nine months of 2006, compared with reductions of less than $1 million and $2 million for the same periods, respectively, in 2005.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $55 million at Sept. 30, 2006, and $58 million at Dec. 31, 2005, (of which $12 million was accounted for as a current liability at the end of each period).   At Sept. 30, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 175 known locations.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 175 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) filed a complaint for civil penalties and issued an assessment of civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide which occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of defined benefit pension and postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation.   Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs, credits and transition costs that arise during the period.   NS expects to adopt this statement in the fourth quarter of 2006.   Had this statement been effective at Dec. 31, 2005, the estimated impact would have been a reduction of stockholders’ equity of approximately $450 million.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   NS expects to adopt this Interpretation in the first quarter of 2007 and is currently evaluating its impact, if any, on NS’ consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.”   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS adopted this standard as required in the first quarter of 2006 (see Note 1).

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For more discussion about each risk factor, see Part I, Item 1A “Risk Factors” in NS’ Dec. 31, 2005, Form 10-K, and any updates contained herein.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of Sept. 30, 2006.   Based on such evaluation, such officers have concluded that, as of Sept. 30, 2006, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the third quarter of 2006, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) commenced proceedings with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide which occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

NS relies on technology and technology improvements in its business operations.   If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficultires, which could have a material adverse impact on its results of operations, financial condition, and liquidity.   Additionally, if NS does not have sufficient capital to acquire new technology or if it is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its results of operations, financial position, and liquidity.

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

Although NS currently maintains insurance coverage for third-party liability arising out of war and acts of terrorism, it maintains only limited insurance coverage for first-party property damage and damage to property in NS’ care, custody or control caused by certain acts of terrorism.   In addition, premiums for some or all of NS’ current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses may not be available to NS in the future.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
July 1-31, 2006	2,114,283 (1)	$ 44.62	2,104,757	44,284,929
Aug. 1-31, 2006	11,103,593	$ 42.32	11,103,593	33,181,336
Sept. 1-30, 2006	3,918,274	$ 42.36	3,918,274	29,263,062
Total	17,136,150	$ 42.61	17,126,624

(1)     Of this amount, 9,256 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)     On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of NS’ common stock may be purchased through Dec. 31, 2015.

Item 6.   Exhibits.

See Exhibit Index beginning on page 33 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 31, 2006	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Oct. 31, 2006	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

*15	Letter regarding unaudited interim financial information.
*31	Rule 13a-14(a)/15d-14(a) Certifications.
*32	Section 1350 Certifications.

*           Filed herewith.