Form 10-K
period 2006-12-31
NORFOLK SOUTHERN CORP
filed 2007-02-22
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended DEC. 31, 2006

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

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   (X)               Accelerated filer   (   )               Non-accelerated filer   (   )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2006 was $22,023,555,376 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant's classes of common stock, as of Jan. 31, 2007: 396,986,263(excluding 20,760,284 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	Items 1 and 2.	Business and Properties	K3
	Item 1A.	Risk Factors	K11
	Item 1B.	Unresolved Staff Comments	K14
	Item 3.	Legal Proceedings	K14
	Item 4.	Submission of Matters to a Vote of Security Holders	K14
		Executive Officers of the Registrant	K15

Part II.	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	K17
	Item 6.	Selected Financial Data	K18
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	K20
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	K38
	Item 8.	Financial Statements and Supplementary Data	K39
	Item 9.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	K78
	Item 9A.	Controls and Procedures	K78
	Item 9B.	Other Information	K78

Part III.	Item 10.	Directors, Executive Officers and Corporate Governance	K79
	Item 11.	Executive Compensation	K79
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	K79
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	K82
	Item 14.	Principal Accountant Fees and Services	K82

Part IV.	Item 15.	Exhibits and Financial Statement Schedules	K83

		Power of Attorney	K91

		Signatures	K91

PART I

Norfolk Southern Corporation and Subsidiaries (NS)

Item 1.   Business.   and Item 2.   Properties ..

GENERAL -  Norfolk Southern Corporation ( Norfolk Southern) is a Norfolk , Virginia based company that controls a major freight railroad, Norfolk Southern Railway Company.   Norfolk Southern Railway Company is primarily engaged in the rail transportation of raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest and, via interchange with rail carriers, to and from the rest of the United States and parts of Canada ..   Norfolk Southern also transports overseas freight through several Atlantic and Gulf Coast ports.   Norfolk Southern provides comprehensive logistics services and offers the most extensive intermodal network in the eastern half of the United States ..   The common stock of Norfolk Southern is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

Norfolk Southern was incorporated on July 23, 1980 , under the laws of the Commonwealth of Virginia ..   On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission   (now the Surface Transportation Board [STB]).   Effective Dec. 31, 1990 , Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).   Effective Sept. 1, 1998 , NW was merged with and into Norfolk Southern Railway.   As of Dec. 31, 2006, all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation Inc. (CSXT).   On June 1, 1999 , NSR and CSXT began operating separate portions of Conrail’s rail routes and assets.   On August 27, 2004, NS, CSX and Conrail completed a corporate reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSXT of two former CRC subsidiaries, Pennsylvania Lines LLC and New York Central Lines LLC, respectively (see Note 4 to the Consolidated Financial Statements).

Norfolk Southern makes available free of charge through its website, www.nscorp.com, its annual report on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).   In addition, the following documents are available on the company’s website and in print to any shareholder who requests them:

·                      Corporate Governance Guidelines

·                      Charters of the Committees of the Board of Directors

·                      Code of Ethics for employees

·                      Code of Ethical Conduct for Senior Financial Officers

·                      Categorical Independence Standards for Directors

Unless otherwise indicated, Norfolk Southern and its subsidiaries are referred to collectively as NS.

RAILROAD OPERATIONS –  As of Dec. 31, 2006, NS’ railroads operated approximately 21,000 miles of road in 22 eastern states, the District of Columbia and Ontario, Canada ..

The system’s lines reach many individual industries, electric generating facilities, mines (in western Virginia , eastern Kentucky , southern and northern West Virginia and western Pennsylvania ), distribution centers, transload facilities and other businesses located in smaller communities in its service area.

Corridors with heaviest freight volume:

New York City area to Chicago (via Allentown and Pittsburgh )

Chicago to Macon (via Cincinnati , Chattanooga and Atlanta )

Appalachian coal fields of Virginia , West Virginia and Kentucky to Norfolk and Sandusky , OH

Cleveland to Kansas City

Birmingham to Meridian

Memphis to Chattanooga

The miles operated, which includes leased lines between Cincinnati , Ohio , and Chattanooga , Tennessee , and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of Dec. 31, 2006

			Passing
			Track,
	Miles of Road	Second and Other Main Track	Crossovers and Turnouts	Way and Yard Switching	Total

Owned	16,194	2,808	2,084	8,569	29,655
Operated under lease,
contract or trackage rights	4,947	1,978	417	969	8,311
Total	21,141	4,786	2,501	9,538	37,966

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

The following table sets forth certain statistics relating to NS railroads' operations for the past 5 years:

Rail Operating Statistics

	Years Ended Dec. 31,
	2006	2005	2004	2003	2002

Revenue ton miles (billions)	204	203	198	183	179
Freight train miles traveled (millions)	84.2	81.2	77.7	73.9	72.6
Revenue per ton mile	$0.0462	$0.0421	$0.0369	$0.0353	$0.0350
Revenue ton miles per
man-hour worked	3,196	3,146	3,347	3,111	3,067
Percentage ratio of railway operating
expenses to railway operating revenues	72.8%	75.2%	76.7%	83.5%[1]	81.5%

1 Includes $107 million of costs for a voluntary separation program, which added 1.6 percentage points to the ratio.

RAILWAY OPERATING REVENUES --  NS' total railway operating revenues were $9.4 billion in 2006.   See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC -- Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues.   The railroads handled a total of 190.6 million tons in 2006, most of which originated on NS' lines in West Virginia , Virginia , Pennsylvania and Kentucky ..   Revenues from coal, coke and iron ore accounted for about 25% of NS' total railway operating revenues in 2006.

Total coal handled through all system ports in 2006 was 33.8 million tons.   Of this total, 10.8 million tons (including coastwise traffic) moved through Norfolk , Virginia , 2.4 million tons moved through the Baltimore Terminal, 13.0 million tons moved to various docks on the Ohio River, and 7.6 million tons moved to various Lake Erie ports.   Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River ..

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL MERCHANDISE TRAFFIC  -  General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzu ki , Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota ..   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper and clay.

In 2006, 147 million tons of general merchandise freight, or approximately 66% of total general merchandise tonnage handled by NS, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS-received traffic included Chicago , Memphis , New Orleans , Cincinnati , Kansas City, Detroit , Hagerstown , St. Louis/East St. Louis and Louisville ..   General merchandise carloads handled in 2006 were 2.9 million, the revenue from which accounted for 54% of NS’ total railway operating revenues in 2006.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2006 were 3.3 million, the revenues from which accounted for 21% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES -  In 2006, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.   Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2006, NS' railroads were found by the STB to be “revenue adequate” based on results for the year 2005.   A railroad is “revenue adequate” under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to a statutory requirement.

PASSENGER OPERATIONS

·                      Regularly scheduled passenger trains are operated by Amtrak on NS' lines between the following locations:

-           Alexandria and New Orleans

-           Greensboro and Selma , North Carolina

-           Chicago , Illinois , and Detroit , Michigan

-           Chicago and Harrisburg , Pennsylvania

·                      Commuter trains are operated on the NS line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia

·                      NS leases the Chicago to Manhattan , Illinois , line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois

·                      NS provides freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by:

-           Amtrak

-           New Jersey Transit

-           Southeastern Pennsylvania Transportation Authority

-           Metro-North Commuter Railroad Company

-           Maryland DOT

·                      Passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas.

NONCARRIER OPERATIONS -  NS' noncarrier subsidiaries engage principally in the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.   In 2006, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

RAILWAY PROPERTY

The NS railroad system extends across 22 states, the District of Columbia and portions of Canada ..   The railroad infrastructure makes the company capital intensive with total property of approximately $21 billion.

Capital Expenditures - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2006	2005	2004	2003	2002
	($ in millions)
Road	$756	$741	$612	$502	$521
Equipment	422	284	429	218	174
Total	$1,178	$1,025	$1,041	$720	$695

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.   For 2007, NS has budgeted $1.34 billion of capital spending.   On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately three years, in exchange for a 30% interest in the joint venture.   See the discussion following “Cash used for investing activities,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment - As of Dec. 31, 2006, NS owned or leased the following units of equipment:

Number of Units

				Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,505	132	3,637	12,563,600
Switching	207	--	207	303,700
Auxiliary units	74	--	74	--
Total locomotives	3,786	132	3,918	12,867,300

Freight cars:				(Tons)
Hopper	18,839	808	19,647	2,086,249
Box	17,555	2,346	19,901	1,590,557
Covered hopper	9,042	3,019	12,061	1,317,822
Gondola	29,806	8,283	38,089	4,093,356
Flat	2,708	1,336	4,044	316,712
Caboose	191	--	191	--
Other	4,028	20	4,048	303,650
Total freight cars	82,169	15,812	97,981	9,708,346

Other:
Work equipment	5,337	3	5,340
Vehicles	3,547	--	3,547
Highway trailers and
containers	184	11,496	11,680
RoadRailer®	6,828	192	7,020
Miscellaneous	1,356	18,686	20,042
Total other	17,252	30,377	47,629

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes 6,437 freight cars leased from CRC.

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2006.

	Year Built
						1995-	1990-	1989 &
	2006	2005	2004	2003	2002	2001	1994	Before

Total

Locomotives:
No. of units	143	89	207	100	-- *	1,073	395	1,779	3,786
% of fleet	4%	2%	5%	3%	--%	28%	11%	47%	100%

Freight cars:
No. of units	404	89	--	--	--	6,536	5,065	70,075	82,169
% of fleet	1%	--%	--%	--%	--%	8%	6%	85%	100%

             * Fifty of the locomotives built in 2001 were purchased in 2002.

The following table shows the average age of NS’ locomotive and freight car fleets at Dec. 31, 2006 , and the number of retirements in 2006:

	Locomotives	Freight Cars

Average age – in service	17.7 years	30.0 years
Retirements	2 units	2,520 units
Average age – retired	35.0 years	38.7 years

Between 1988 and 2000, about 29,000 coal cars were rebodied.   As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

	Annual Average Bad Order Ratio
	2006	2005	2004	2003	2002

Freight cars	6.4%	6.3%	7.4%	7.4%	8.1%
Locomotives	5.7%	6.2%	6.3%	6.2%	6.3%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.   The declines in 2006, 2005 and 2003 reflected an increase in maintenance activity as well as the retirement of unserviceable units.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $534 million as of Dec. 31, 2006, and $650 million as of Dec. 31, 2005 ..

Track Maintenance - Of the approximately 38,000 total miles of track operated, NS had responsibility for maintaining about 30,000 miles of track with the remainder being operated under trackage rights.

Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.   Approximately 45% of NS lines carried 20 million or more gross tons per track mile during 2006.

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2006	2005	2004	2003	2002

Track miles of rail installed	327	302	246	233	235
Miles of track surfaced	4,871	4,663	5,055	5,105	5,270
New crossties installed (millions)	2.7	2.5	2.5	2.8	2.8

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

Traffic Control - Of the approximately 16,200 route miles owned by NS, about 11,000 miles are signalized, including 8,000 miles of centralized traffic control (CTC) and 3,000 miles of automatic block signals.   Of the 8,000 miles of CTC, approximately 3,000 miles are controlled by data radio originating at 244 base station radio sites.

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

ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS goal.   To date, such compliance has not affected materially NS' capital additions, earnings, liquidity or competitive position.   See “Legal Proceedings,” Part I, Item 3; “Personal Injury, Environmental and Legal Liabilities” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations;” and Note 17 to the Consolidated Financial Statements.

EMPLOYEES –  The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2006	2005	2004	2003	2002

Average number of employees	30,541	30,294	28,475	28,753	28,970

Average wage cost per employee	$62,000	$61,000	$59,000	$58,000	$54,000

Average benefit cost per employee	$32,000	$29,000	$28,000	$28,000	$24,000

Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   See the discussion of “Labor Agreements” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail Act of 1980, has continued.   Significant exemptions are TOFC/COFC (i.e., “piggyback”) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well for the duration of the contract.   About 84% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2007 to re-subject the rail industry to unwarranted federal economic regulation.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS will oppose efforts to reimpose unwarranted economic regulation.

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

Item 1A.   Risk Factors.

NS is subject to significant governmental regulation and legislation over commercial, environmental and operating matters.   Railroads are subject to commercial regulation by the Surface Transportation Board, which has jurisdiction over some rates, routes, fuel surcharges, conditions of service and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers.   Occasional efforts are made to re-subject the rail industry to unwarranted federal economic regulation.   In addition, Congress could enact re-regulation legislation.   Economic re-regulation of the rail industry could have a significant negative impact on NS’ ability to determine prices for rail services, reduce capital spending on its rail network, and result in a material adverse effect on NS’ financial position, results of operations or liquidity in a particular year or quarter.

NS’ operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to water ways or ground water supplies; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability – for acts and omissions, past, present and future – is inherent in the railroad business.  Several of NS’ subsidiaries own, or have owned, land used as operating property or held for sale, or which is leased or may have been leased and operated by others.  Environmental problems that are latent or undisclosed may exist on these properties, and NS could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties.  Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time, and the resulting liabilities could have a significant effect on financial position, results of operations or liquidity in a particular year or quarter.

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

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.   Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators also would be required to prescribe new regulations governing railroads’ transportation of hazardous materials.   Legislation proposed in 2006 would require the Department of Homeland Security (DHS) to develop rail security plans and the railroads to submit vulnerability assessments, security plans and employee training programs to DHS for approval.   If enacted, such legislation and regulations could impose significant additional costs on railroads.   Regulations proposed in late 2006 by DHS mandating chain of custody and security measures likely will cause service degradation and higher costs for the transportation of toxic inhalation hazard materials.   Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.   Some legislators have contemplated pre-notification requirements for hazardous materials shipments.   If promulgated such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

NS may be affected by terrorism or war.   Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect NS’ results of operations, financial position, and liquidity.   Because NS plays a critical role in the nation’s transportation system, it could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

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

NS may be affected by general economic conditions.   Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities NS carries may have an adverse effect on its operating results, financial position, and liquidity.   Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on NS’ financial position, results of operations or liquidity in a particular year or quarter.

NS faces competition from other transportation providers.   NS is subject to competition from motor carriers, railroads, and to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and the quality and reliability of service.   While NS has used primarily internal resources to build or acquire and maintain its rail system, trucks and barges have been able to use public rights-of-way maintained by public entities. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which NS operates, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on its financial position, results of operations or liquidity in a particular year or quarter.

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

NS relies on technology and technology improvements in its business operations.   If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficulties, which could have a material adverse impact on its results of operations, financial condition, and liquidity.   Additionally, if NS does not have sufficient capital to acquire new technology or if it is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its financial position, results of operations or liquidity in a particular year or quarter.

The vast majority of NS employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect its operations.   A pproximately 26,000, or about 85%, of NS railroad employees are covered by collective bargaining agreements with various labor unions.  If unionized workers were to engage in a strike, work stoppage, or other slowdown, NS could experience a significant disruption of its operations.   Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase NS’ costs for healthcare, wages, and other benefits.   Any of these factors could have a material adverse impact on NS’ financial position, results of operations or liquidity in a particular year or quarter.

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

Severe weather could result in significant business interruptions and expenditures.   Severe weather conditions and other natural phenomena, including hurricanes and floods, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on NS’ financial position, results of operations or liquidity in a particular year or quarter.

Unpredictability of demand for rail services resulting in the unavailability of qualified personnel could adversely affect NS’ operational efficiency and ability to meet demand.   Workforce demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on NS’ ability to meet demand for rail service. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on NS’ operational efficiency and otherwise have a material adverse effect on its financial position, results of operations or liquidity in a particular year or quarter.

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.   NS consumes over 500 million gallons of diesel fuel each year.   Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.   If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, NS’ financial position, results of operations or liquidity in a particular year or quarter could be affected.   Also, such an event would impact NS as well as its customers and other transportation companies.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment.   Additionally, NS competes with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties.   Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages that could materially affect NS’ financial position, results of operations or liquidity in a particular year or quarter.

Item 1B.   Unresolved Staff Comments.

NS has no unresolved SEC staff comments.

Item 3.   Legal Proceedings ..

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide which occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action and has appealed the fines to the EHB.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders ..

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.   Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.   There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.   The following table sets forth certain information, as of January 31, 2007 , relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 54,	Present position since February 1, 2006 ..
Chairman, President and	Served as President and Chief Executive Officer from
Chief Executive Officer	November 1, 2005 to February 1, 2006 ; as President from
October 1, 2004 to November 1, 2005 ; as Senior Vice
President – Corporate Planning and Services from
December 1, 2003 to October 1, 2004 ; Senior Vice President –
Corporate Services from February 1, 2003 to December 1, 2003 ;
also served as President – Thoroughbred Technology and
Telecommunications, Inc. since October 1999 and prior thereto was Vice President – Information Technology.

Stephen C. Tobias, 62,	Present position since August 1998.
Vice Chairman and
Chief Operating Officer

Henry C. Wolf, 64,	Present position since August 1998.
Vice Chairman and
Chief Financial Officer

James A. Hixon, 53,	Present position since October 1, 2005 ..
Executive Vice President –	Served as Executive Vice President – Finance and Public Affairs
Law and Corporate Relations	From October 1, 2004 , to October 1, 2005 ; Senior Vice
President – Legal and Government Affairs from December 1,
2003 to October 1, 2004 ; Senior Vice President – Administration
from February 1, 2001 to December 1, 2003 ; and prior thereto was Senior Vice President – Employee Relations.

Mark D. Manion, 54,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Transportation Operations
Operations	from December 1, 2003 to October 1, 2004 ; Vice President –
Transportation Services and Mechanical from February 1, 2001 to December 1, 2003 ; and prior thereto was Vice President –
Mechanical.

Kathryn B. McQuade, 50,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Finance from December 1,
Planning and Chief Information	2003 to October 1, 2004 ; and prior thereto was Senior Vice
Officer	President – Financial Planning.

John P. Rathbone, 54,	Present position since October 1, 2004 ..
Executive Vice President –	Served as Senior Vice President – Administration from
Administration	December 1, 2003 to October 1, 2004 ; Senior Vice President
and Controller from April 2000 to December 1, 2003 and prior thereto was Vice President and Controller.

Donald W. Seale, 54,	Present position since April 1, 2006 ..
Executive Vice President	Served as Executive Vice President – Sales and Marketing from
and Chief Marketing Officer	October 1, 2004 to April 1, 2006 ; as Senior Vice President -
Marketing Services from December 1, 2003 to October 1,
2004; and prior thereto was Senior Vice President –
Merchandise Marketing.

Dan iel D. Smith, 54,	Present position since December 1, 2003 ..
Senior Vice President –	Served as President- NS Development from February 1, 2001 to
Energy and Properties	December 1, 2003 ..

James A. Squires, 45,	Present position since April 1, 2006 ..
Senior Vice President –	Served as Senior Vice President – Law from October 1, 2004 to
Financial Planning	April 1, 2006 ; as Vice President – Law from December 1, 2003 to October 1, 2004 ; Senior General Counsel from February 1,
2002 to December 1, 2003 ; and prior thereto was General Counsel.

Marta R. Stewart , 49,	Present position since December 1, 2003 ..
Vice President and Controller	Prior thereto was Assistant Vice President Corporate Accounting.

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 38,900 stockholders of record as of Dec. 31, 2006, is traded on the New York Stock Exchange with the symbol NSC.   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2006 and 2005.

Quarter

2006	1st	2nd	3rd	4th
Market price
High	$54.93	$57.71	$54.00	$55.07
Low	41.22	46.17	39.10	42.80
Dividends per share	$0.16	$0.16	$0.18	$0.18

2005	1st	2nd	3rd	4th
Market price
High	$38.99	$37.78	$40.93	$45.81
Low	33.21	29.60	30.70	38.01
Dividends per share	$0.11	$0.11	$0.13	$0.13

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit )	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Oct. 1-31, 2006	985,889	$46.09	983,995	28,279,067
Nov. 1-30, 2006	1,889	$52.96	--	28,279,067
Dec. 1-31, 2006	53,239	$49.56	51,500	28,227,567
Total	1,041,017(1)	$46.28

(1)                 Of this amount 5,522  represent s hares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005 , the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million of the NS’ common stock may be purchased through Dec. 31, 2015 ..

Item 6.   Selected Financial Data ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW 2002-2006

	2006	2005 [1]	2004 [2]	2003[3]	2002
	($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues	$9,407	$8,527	$7,312	$6,468	$6,270
Railway operating expenses	6,850	6,410	5,610	5,404	5,112
Income from railway operations	2,557	2,117	1,702	1,064	1,158

Other income – net	149	74	76	19	66
Interest expense on debt	476	494	489	497	518
Income from continuing operations before income taxes and accounting changes	2,230	1,697	1,289	586	706

Provision for income taxes	749	416	379	175	246
Income from continuing operations before accounting
changes	1,481	1,281	910	411	460

Discontinued operations[4]	--	--	--	10	--
Cumulative effect of changes in accounting principles, net of taxes[5]	--	--	--	114	--
Net income	$1,481	$1,281	$910	$535	$460

PER SHARE DATA
Income from continuing operations before accounting changes – basic	$3.63	$3.17	$2.31	$1.05	$1.18
– diluted	$3.57	$3.11	$2.28	$1.05	$1.18
Net income – basic	$3.63	$3.17	$2.31	$1.37	$1.18
– diluted	$3.57	$3.11	$2.28	$1.37	$1.18
Dividends	$0.68	$0.48	$0.36	$0.30	$0.26
Stockholders' equity at year end	$24.19	$22.63	$19.92	$17.83	$16.71

FINANCIAL POSITION
Total assets	$26,028	$25,859	$24,748	$20,596	$19,956
Total long-term debt, including
current maturities[6]	$6,600	$6,930	$7,525	$7,160	$7,364
Stockholders' equity	$9,615	$9,276	$7,977	$6,976	$6,500

OTHER
Capital expenditures	$1,178	$1,025	$1,041	$720	$695

Average number of shares outstanding (thousands)	405,988	404,170	394,201	389,788	388,213
Number of stockholders at year end	38,900	48,180	51,032	52,091	51,418
Average number of employees:
Rail	30,079	29,851	28,057	28,363	28,587
Nonrail	462	443	418	390	383
Total	30,541	30,294	28,475	28,753	28,970

[1]

2005 provision for income taxes includes a $96 million benefit related to the reduction of NS’ deferred income tax liabilities resulting from tax legislation enacted by Ohio ..   This benefit increased net income by $96 million, or 23 cents per diluted share.

[2]	2004 other income – net includes a $40 million net gain from the Conrail Corporate Reorganization. This gain increased net income by $40 million or 10 cents per diluted share.
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

[6]	Excludes notes payable to Conrail of $716 million in 2003 and $513 million in 2002.
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

OVERVIEW

NS’ 2006 results reflect substantial increases in revenues (up $880 million, or 10%) resulting primarily from higher pricing, including increased fuel surcharges.   Traffic volume in 2006 rose modestly as increases in the first half of the year were largely offset by declines in the second half, particularly during the fourth quarter.   Operating expenses rose 7%, resulting in a 21% improvement in income from railway operations and a lower operating ratio (a measure of the amount of operating revenues consumed by operation expenses) of 72.8% compared with 75.2% in 2005.

Higher operating income for the year translated into increased cash flows, which, combined with substantial proceeds from employee stock option exercises, were used to fund increased capital expenditures, purchase and retire common stock, increase dividends and pay maturing debt.   At Dec. 31, 2006, the cash and short-term investment balance was $918 million.   Loo ki ng ahead, NS expects revenue increases to continue but at a more moderate pace, reflecting lower volume growth and comparison with a strong 2006.   NS plans to continue its focus on improving service levels and maintaining a market-based approach to pricing.   Approximately one-half of NS’ revenue base is subject to renegotiation or repricing in 2007.

During 2006, NS purchased and retired 21.8 million shares of common stock at a total cost of $964 million under the share repurchase program approved by the Board of Directors on Nov. 22, 2005.   Under the program, the Board has authorized the repurchase of up to 50 million shares of NS common stock through Dec. 31, 2015.

SUMMARIZED RESULTS OF OPERATIONS

2006 Compared with 2005

Net income in 2006 was $1.5 billion, or $3.57 per diluted share, up $200 million, or 16%, compared with $1.3 billion, or $3.11 per diluted share, in 2005.   The increase in net income was primarily due to higher income from railway operations, offset in part by the absence of the $96 million income tax benefit recorded in 2005 because of Ohio tax law changes (see Note 3).   Railway operating revenues increased $880 million, reflecting higher rates, including fuel surcharges that accounted for about 40% of the increase and modestly higher traffic volume.   Railway operating expenses rose $440 million, or 7%, principally due to higher diesel fuel prices and increased compensation and benefit costs.

2005 Compared with 2004

Net income in 2005 was $1.3 billion, or $3.11 per diluted share, up $371 million, or 41%, compared with $910 million, or $2.28 per diluted share, in 2004.   Results in 2005 reflected a $96 million second quarter income tax benefit related to Ohio tax law changes (see Note 3), while results in 2004 included a $40 million net gain related to the Conrail Corporate Reorganization (see Note 4).   The remaining $315 million increase in net income was primarily due to higher income from railway operations.   Railway operating revenues increased $1.2 billion, reflecting higher rates (including the favorable effects of the coal rate cases settled in the second quarter – see below), fuel surcharges and increased traffic volume.   Railway operating expenses rose $800 million, or 14%, principally due to higher diesel fuel prices, increased volume-related expenses and casualty claims costs.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $9.4 billion in 2006, $8.5 billion in 2005 and $7.3 billion in 2004.   The following table presents a three-year comparison of revenues, volume and average revenue per unit by market group (prior period amounts for the chemicals, agriculture/consumer products/government and paper/clay/forest groups have been reclassified to conform to the current year presentation).

	Revenues			Units			Revenue per Unit
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,330	$2,115	$1,728	1,760.0	1,735.4	1,690.8	$1,324	$1,219	$1,022
General merchandise:
Metals/construction	1,168	978	818	835.3	794.2	781.1	1,398	1,231	1,048
Chemicals	1,079	978	868	426.4	442.1	444.7	2,530	2,212	1,953
Agr./cons. prod./govt.	994	832	716	594.1	571.8	559.8	1,673	1,454	1,279
Automotive	974	997	954	561.9	615.9	634.6	1,734	1,620	1,503
Paper/clay/forest	891	801	691	466.7	472.2	461.7	1,909	1,697	1,496
General merchandise	5,106	4,586	4,047	2,884.4	2,896.2	2,881.9	1,770	1,583	1,404

Intermodal	1,971	1,826	1,537	3,256.5	3,154.9	2,891.5	605	579	531

Total	$9,407	$8,527	$7,312	7,900.9	7,786.5	7,464.2	$1,191	$1,095	$980

Revenues increased $880 million, or 10%, in 2006 and $1.2 billion, or 17%, in 2005.   As shown in the following table, both revenue improvements were the result of increased average revenues per unit, including fuel surcharges, and, to a lesser extent in 2006 than for 2005, higher traffic volumes.

Revenue Variance Analysis

Increases

	2006 vs. 2005	2005 vs. 2004
	($ in millions)

Revenue per unit/mix	$755	$899
Traffic volume (units)	125	316
Total	$880	$1,215

Both comparisons reflect large increases in average revenue per unit, a result of higher rates and increased fuel surcharges.   All market groups collected significant fuel surcharges, which accounted for approximately 40% of the 2006 increase in revenues and about one-third of the 2005 increase.   At year-end 2006, fuel surcharge provisions covered approximately 91% of total revenues compared with about 85% at the end of 2005.   Traffic volume increased 1% in 2006, principally due to higher intermodal and metals/construction shipments.   In 2005, traffic volume rose 4%, reflecting a 9% increase in intermodal shipments.   The favorable revenue per unit/mix variance in 2005 included an unfavorable mix component reflecting the 9% rise in intermodal traffic, which has a lower average revenue per unit.

On April 24, 2006 , NS announced that it was revising its fuel surcharge program for non-intermodal traffic originating and moving on NS-issued tariffs and public quotes issued on or after July 1, 2006 ..   While the mechanics of the new fuel surcharge are generally the same as the previous fuel surcharge, the trigger price was raised from $23 to $64 per barrel of West Texas Intermediate (WTI) Crude Oil and the percentage by which the line haul rate is increased when oil exceeds the trigger price was decreased from 0.4% to 0.3% for each dollar or portion thereof in excess of the trigger price.   Tariff prices and public quotes have been adjusted to reflect this change.   The fuel surcharge is based on the monthly average price of WTI in the second calendar month prior to the month in which the fuel surcharge is applied.   Application of the new fuel surcharge across tariff and public quotes as well as contracts now approximates 15% of NS’ total revenue base.

On January 26, 2007, the Surface Transportation Board (STB) issued a decision that the type of fuel surcharge imposed by NS and most other large railroads – a fuel surcharge based on a percentage of line haul revenue – would no longer be permitted for regulated traffic that moves under public (tariff) rates.   The STB gave the railroads a 90‑day transition period to adjust their fuel surcharge programs.   NS does not expect that compliance with these new regulations will have a material effect on its financial condition, results of operations or liquidity.

COAL revenues increased $215 million, or 10%, compared with 2005, which reflected higher average revenue per unit and slightly higher traffic volume.   Coal average revenue per unit was up 9% compared with 2005, reflecting increased fuel surcharges and higher rates, tempered by the absence of the $55 million benefit from the coal rate settlements in the second quarter of 2005 (see below).   Coal represented 25% of NS’ revenues in 2006, and 79% of shipments handled originated on NS’ lines.   Traffic volumes rose 1% primarily because of increased shipments of utility coal, domestic metallurgical coal and coke that offset lower export and iron ore shipments.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   During the third quarter of 2006, a court order was entered in favor of NS, and in the fourth quarter Virginia Power filed a petition with the Virginia Supreme Court appealing this order.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

In 2005, coal revenues increased $387 million, or 22%, compared with 2004, reflecting higher average revenue per unit and increased traffic volume.   Coal average revenue per unit was up 19% compared with 2004, reflecting higher rates, the favorable effects of fuel surcharges, longer-haul business and the rate cases settled in the second quarter (see below).   Coal represented 25% of NS’ revenues in 2005, and 83% of shipments handled originated on NS’ lines.   Traffic volumes rose 3% primarily because of increased shipments of utility coal that offset lower export and domestic metallurgical coal, coke and iron ore shipments.

During the second quarter of 2005, NS entered into settlement agreements with two utility customers that resolved their rail transportation rate cases before the STB.   In 2002, these customers each filed rate reasonableness complaints with the STB.   In October 2004, the STB found NS’ rates to be reasonable in both cases.   As a result of the settlement of these cases, NS recognized $55 million of additional coal revenue in 2005 related to the period in dispute.

Total Coal, Coke and Iron Ore Tonnage

	2006	2005	2004
	(Tons in thousands)

Utility	148,078	142,522	134,085
Domestic metallurgical	20,878	20,076	20,686
Export	12,409	14,531	16,583
Industrial	9,202	9,524	9,799
Total	190,567	186,653	181,153

Utility coal tonnage increased 4%, compared with 2005, reflecting the rebuilding of stockpiles by customers, more shipments from the Powder River Basin in the West and higher shipments of import coal through Charleston , SC.

In 2005, utility coal tonnage increased 6% compared to 2004, in response to increased coal-fired generation to meet the heavier electricity demand of a strong economy, limited nuclear power generation capacity, higher natural gas prices and utility coal stockpiles which were below target levels across NS’ service area.   Supply constraints dampened shipments while the increased demand for Eastern U.S. coal prompted some customers to shift to coal from non-traditional sources in Wyoming and Colorado and imported coal.   Appalachian coal production increased modestly and Western coal production was up 2% in 2005.

While natural gas prices are expected to remain higher in 2007, demand for utility coal could be tempered by persistent mild winter weather in the East and above average stockpiles.   Additionally, in November 2006, Virginia Power announced it intends to switch from domestic coal to imported coal for its Chesapeake , Virginia , Energy Center ..   Since NS would not transport the imported coal, this change would result in the loss of approximately 1.6 million tons annually.

A number of evolving environmental issues could affect the utility coal market.   These include potential regional programs aimed at capping and reducing power plant CO 2 emissions, and ongoing efforts at addressing climate change.   In response to changes in environmental regulations, certain utilities have begun adding or are planning to add emissions control technologies to their electric generating units, allowing them to utilize their existing coal-fired power plants.

Domestic metallurgical coal, coke and iron ore tonnage increased 4% in 2006 compared with 2005.   The increase was driven by higher domestic metallurgical coal and coke shipments in the first half of the year in response to steel-ma ki ng demand, which more than offset a decline in iron ore volume caused by the shutdown of a blast furnace at a major customer location.

For 2005, domestic metallurgical coal, coke and iron ore tonnage was down 3%, compared with 2004.   Declines in domestic coke and iron ore volumes, principally due to the idling of a major steel blast furnace, were partially offset by an 8% increase in metallurgical coal.

Demand for domestic metallurgical coal and coke is expected to decline slightly with a softening in the steel industry in 2007, whereas new business is expected to modestly increase iron ore shipments.

Export coal tonnage decreased 15% in 2006 compared to 2005, reflecting weaker demand for U.S. coal as Europe and Asia continued to increase purchases from other countries.   Baltimore volume was down approximately 13,500 cars, or 37%, and Norfolk volume declined by approximately 3,000 cars, or 3%.

In 2005, export coal tonnage decreased 12% compared to 2004, due to both coal supply constraints and a weak European steel market.   Volume through Norfolk and Baltimore decreased.   Norfolk was down approximately 16,000 carloads, or 14%, and Baltimore was down approximately 2,000 carloads, or 6%.   U.S. exports in 2005 were constrained by several factors:   (1) the tight coal supply from Eastern coal mines caused primarily by the sporadic closure of a major coal mine, (2) the idling of production by European steel manufacturers in order to manage finished goods inventory, and (3) the abundant supply of Chinese coke on the world market lowering the price and ma ki ng it more economical to buy coke rather than import metallurgical coal from the U.S. and convert it.

Export coal tonnage for 2007 is expected to weaken as higher mining costs offset potential gains from favorable ocean freight rates from the U.S. versus Australia ..

Other coal tonnage (principally steam coal shipped to industrial plants) decreased 3% versus 2005, primarily due to plant closures and mine production problems.   In 2005, other coal tonnage decreased 3% versus 2004, primarily due to the diversion of coal to the utility market.

GENERAL MERCHANDISE revenues increased $520 million, or 11%, in 2006 compared with 2005, as all market groups posted higher average revenue per unit driven by increased rates and fuel surcharges.   Traffic volume declined slightly as improved metals and construction and agriculture volumes were offset by declines in the other business groups.   In 2005, general merchandise revenues increased 13% due to higher average rates and fuel surcharges.   Traffic volume was up modestly in 2005 compared with 2004 as decreases in automotive and chemicals traffic partially offset increases in other business groups.

Metals and construction revenue increased 19% and traffic volume increased 5% in 2006 compared with 2005 as declines in the fourth quarter were offset by higher volumes through the rest of the year.   Revenue per unit rose 14% because of increased rates and fuel surcharges.   The increase in traffic volume was driven primarily by higher import slab business to NS-served steel mills, more scrap metal shipments and higher sand, gravel and cement traffic for commercial and highway construction projects.

In 2005, metals and construction revenue increased 20% and traffic volume increased 2% compared with 2004.   Revenue per unit rose 17% because of higher rates and fuel surcharges.   The volume improvements were due primarily to continued strength at NS-served integrated and electric arc mills and higher aluminum product shipments, which were partially offset by lower scrap metal carloads.   Construction traffic volume benefited from increased residential, commercial and highway construction.

Metals and construction volume is expected to be tempered in the first quarter of 2007, reflecting a softening in domestic steel production affecting iron and steel shipments, with improving conditions expected in the second half of the year.   Aggregate and cement shipments are expected to increase driven by highway projects and new stone terminals locating on NS’ lines.

Chemicals revenue increased 10%, despite a 4% drop in traffic volume, reflecting increased rates and fuel surcharges.   Petroleum, industrial and plastics traffic volumes were down as a result of lower inventories arising from post-Katrina conditions, the closure of several plants on NS lines and the weaker housing and automotive markets.

In 2005, chemicals revenues increased 13%, reflecting higher prices and fuel surcharges, while traffic volume was down slightly as a result of production curtailment in the Gulf Coast region and as compared with a strong 2004.   Volume increases for plastic and petroleum products were offset by decreases in industrial and miscellaneous chemicals.

Chemical volume is expected to improve in 2007, supported by new and expanded business as the year progresses.   However, volume could be adversely affected by the price of natural gas and crude oil, which accounts for more than 50% of the cost of many chemical products and presents a significant competitive challenge that could cause domestic chemical producers to move production overseas.

Agriculture, consumer products and government revenue increased 19% and traffic volume increased 4% in 2006 compared with 2005.   Average revenue per unit rose 15%, a result of higher rates and fuel surcharges.   Traffic volume growth resulted from increased ethanol, military and corn shipments.   Military traffic growth was primarily due to the continued support of military operations in Iraq ..

In 2005, agriculture, consumer products and government revenue increased 16% and traffic volume increased 2% compared with 2004.   Average revenue per unit rose 14%, a result of higher rates and fuel surcharges.   Traffic growth resulted from sweeteners, government traffic and fertilizer.   Government traffic growth was primarily due to the support of military operations in Iraq as well as shipments of temporary housing to hurricane-damaged areas.   Ethanol traffic increased 38% due to higher shipments from current customers in addition to new business in Georgia and South Carolina ..

Agriculture volume is expected to continue to grow in 2007, benefiting from increasing demand for ethanol as a replacement for MTBE which was banned by the Federal Government as a fuel additive.   However, declines in consumer products and government volumes are expected to offset this growth.

Automotive revenues declined 2% in 2006 compared with 2005 as lower volumes offset increased average revenues per unit, including fuel surcharges.   Volume decreased 9% primarily due to substantial production cuts at Ford, General Motors and Daimler-Chrysler assembly plants, including two NS-served plant closures at Ford and one at General Motors during 2006.   Ford and General Motors combined operate 15 of 29 assembly plants served by NS.   Reduced production at Honda and BMW also contributed to the volume decrease.

In 2005, automotive revenues rose 5%, compared with 2004, the result of an 8% increase in average revenue per unit that reflected pricing improvements and higher fuel surcharges.   In contrast, traffic volume decreased 3% primarily due to reduced production at Ford and General Motors, with General Motors closing NS-served assembly plants in Michigan , Maryland and New Jersey ..   These reductions were partially offset by increased production at Honda, Mercedes-Benz and Toyota ..

For 2007, NS expects automotive revenues to continue to decline as a result of automotive production cutbacks.   Decreases by U.S. automotive manufacturers are expected to be partially offset by higher domestic production by foreign manufacturers.

Paper, clay and forest products revenue increased 11% in 2006 compared with 2005 due to higher average revenues per unit, including fuel surcharges, despite a 1% decrease in traffic volume.   Higher solid waste and debris traffic, and growth in traffic from the import of printing paper, partially offset reduced pulp and pulp board shipments.

In 2005, paper, clay and forest products revenue increased 16% and traffic volume increased 2% compared with 2004.   Average revenue per unit rose 13% due to higher rates and fuel surcharges.   Pulp board, printing paper, newsprint and woodchip produced volume gains despite consolidations within the industry and mill shutdowns.

In 2007, paper, clay and forest product revenues are expected to be up slightly and benefit from continued growth in waste and debris transportation.

INTERMODAL revenues increased $145 million, or 8%, compared with 2005, largely because of higher fuel surcharges, increased rates and improved traffic volume.   Traffic volume for the year rose 3% notwithstanding a 3% decline in the fourth quarter.   International traffic volume rose 9% reflecting growth in imported goods from Asia and exported goods through NS-served East Coast ports, as well as West Coast ports.   Truckload volume increased 8% reflecting continued expansion of business with traditional truckload companies.   Triple Crown Services Company, a service with rail-to-highway trailers, had flat volume compared with 2005 as higher consumer product shipments were offset by weaker automotive-related shipments.   Domestic intermodal marketing companies (IMC) volume declined 9% reflecting declines in the housing, construction and automotive markets.   Premium business, which includes parcel and LTL (less-than-truckload) carriers, was down 3% reflecting lower LTL shipper traffic that offset modest gains in parcel shipments.   Intermodal revenue per unit increased 4%, principally a result of higher fuel surcharges as well as increased rates and longer-haul international traffic, which was offset in part by the ongoing shift of shipments from higher revenue per unit, rail-provided assets (trailers and containers) to lower revenue per unit shipments in shipper-provided equipment.

In 2005, intermodal revenues increased $289 million, or 19% compared with 2004, reflecting improved traffic volume, higher fuel surcharges, and increased rates.   Despite moderated growth in domestic business, traffic volume increased 9% reflecting strength in the international, truckload and Triple Crown Services lines of business ..   International traffic volume grew by 16% reflecting strength in U.S. consumer markets and growth in the movement of import and export goods through NS-served East Coast ports, as well as West Coast ports.   Truckload volume increased 10% compared with 2004, reflecting additional business with traditional truckload companies.   Premium business grew 6% due primarily to new business in the Northern region.   Triple Crown Services volume grew 6% reflecting expanded geographic coverage and increased trailer fleet size to meet higher demand.   Domestic volume decreased 3% compared with 2004, principally due to the continued reduction in transloading of West Coast international freight into domestic containers.   Intermodal revenue per unit increased 9%, a result of fuel surcharges and rate increases.

In 2007, NS expects moderate growth in its intermodal markets, with continued strength in the international markets.   Future growth may, however, be tempered by economic conditions in the U.S.

Railway Operating Expenses

Railway operating expenses in 2006 were $6.9 billion, up $440 million, or 7%, compared to 2005, which were up $800 million compared to 2004.   The 2006 increase was principally due to higher diesel fuel prices and increased compensation and benefits.   The increase in 2005 was principally due to a sharp rise in the price of diesel fuel, volume-related expense increases, more maintenance activities and higher casualty costs.   Carloads rose 1% in 2006 compared to 2005 and 4% in 2005 compared to 2004.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, improved to 72.8% in 2006, compared with 75.2% in 2005 and 76.7% in 2004.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2006 vs. 2005	2005 vs. 2004
	($ in millions)

Compensation and benefits	$144	$221
Materials, services and rents	86	208
Conrail rents and services	(3)	(190)
Depreciation	(36)	176
Diesel fuel	250	278
Casualties and other claims	(4)	73
Other	3	34
Total	$440	$800

Compensation and benefits , which represents nearly 40% of total railway operating expenses, increased $144 million, or 6%, compared with 2005, and increased $221 million in 2005, or 10%, compared with 2004.   Expenses in 2006 included the effect of the implementation of Statement of Accounting Standards No. 123(R) “Share-Based Payment,” which increased stock-based compensation expense by $27 million.   Most of the increase was reflected in the first quarter which included the effect of accelerated recognition of costs related to grants to retirement-eligible employees.   This up front recognition of costs will occur in the first quarter of 2007 and is expected to be somewhat higher reflecting a higher proportion of retirement eligible grantees.   The remaining increase was attributable to increased salaries and wages (up $44 million), higher health and welfare benefit costs (up $29 million), higher payroll taxes (up $17 million), retirement and waiver agreements entered into in the first quarter (up $13 million) and the cost of the regular stock-based grant to the former chief executive officer who retired in the first quarter ($11 million).

NS employment averaged 30,541 in 2006 compared with 30,294 in 2005 and 28,475 in 2004.   The increased number of employees has come almost exclusively in operating department personnel to meet the increased volume and service needs, as well as expected retirements.   NS continues to hire and train additional workers in order to meet the requirements of forecasted volumes in light of the demographics of its work force.

The increase in compensation and benefits for 2005 reflected increased hours for train operations, including trainees, and equipment maintenance (up $70 million); increased wage rates (up $46 million); increased pension, postretirement and health and welfare benefit costs (up $43 million); higher stock-based compensation (up $22 million); and higher payroll taxes (up $12 million).

The Railroad Retirement and Survivors’ Improvement Act, which took effect Jan. 1, 2002, allows for investment of Tier II assets in a diversified portfolio through the National Railroad Retirement Investment Trust.   The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.   As a result, the employers’ portion of Tier II retirement payroll taxes has been reduced from 13.1% in 2004 to 12.6% in 2005 and 2006, and to 12.1% for 2007.    However, these savings are expected to continue to be substantially offset by higher payroll taxes on increased wages and a higher wage base.

Materials, services and rents includes costs related to items used for the maintenance of railroad lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals.   This category of expenses increased $86 million, or 5%, in 2006 compared to 2005, and increased 13% in 2005 compared to 2004.   For 2006, materials expense was up $39 million due to increased maintenance activities, purchased services was up $39 million reflecting increased intermodal traffic volume and equipment rents rose $8 million.

The increase in 2005 reflected higher volume-related purchased services (up $82 million) and higher maintenance expense (up $74 million).   Equipment rents rose $28 million, reflecting higher traffic volume as well as leases from the Conrail Corporate Reorganization (see Note 4).

Locomotive and freight car repair costs increased in 2006 and in 2005, due to more maintenance activity related to higher usage from increased traffic volumes coupled with the age of the fleet.   This level of expense is expected to continue and may increase depending on traffic volumes.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to NS for the use of its equipment, rose 2% in 2006 and increased 11% in 2005.   The increase in 2006 was principally due to a reduction in rents received on automotive equipment as a result of decreased shipments.   The increase in 2005 was principally due to additional lease expense for a full year from the Conrail Corporate Reorganization and increased volume-related intermodal shipments.

Conrail rents and services decreased $3 million, or 2%, in 2006 compared to 2005, and decreased 60% in 2005 compared to 2004.   For 2006 and 2005 this item includes amounts due to Conrail for operation of the Shared Assets Areas.   Before the Conrail Corporate Reorganization in 2004 this item included amounts due to PRR for use of its operating properties and equipment, NS’ equity in Conrail’s net earnings and the additional amortization related to the difference between NS’ investment in Conrail and its underlying equity (see Note 4).   The decline in 2005 was primarily driven by the Conrail Corporate Reorganization, which resulted in the consolidated reporting of individual components of Conrail equity earnings, principally depreciation, equipment rents and interest expense (see Note 4).   NS’ share of equity earnings after the Conrail Corporate Reorganization is a component of “Other income-net” (see Note 2).

Depreciation expense decreased $36 million, or 5%, in 2006 compared with 2005, reflecting the results of an equipment depreciation study from an independent firm of engineers and an analysis of the assets received in the Conrail Corporation Reorganization completed in 2006.   Depreciation expense increased 29% in 2005 compared to 2004 primarily a result of the Conrail Corporate Reorganization (see Note 4).   In addition, substantial capital investments and improvements resulted in higher depreciation expense.

Diesel fuel expense increased $250 million, or 34%, in 2006 compared with 2005 and increased 62% in 2005 compared with 2004.   Diesel fuel expense is recorded net of hedge benefits, although there have been no such benefits since May 2006 when the program wound down (see “Market Risks and Hedging Activities,” below and Note 16).   Expense in 2006 included hedge benefits of $20 million compared with benefits of $148 million in 2005, and $140 million in 2004, and reflected a 13% rise in the average price per gallon with a 1% increase in consumption.   The increase in 2005 reflected a 43% rise in the average price per gallon and a 2% increase in consumption.

Legislation enacted in the first quarter of 2005 repealed the 4.3 cents per gallon excise tax on railroad diesel fuel for 2007, with the following phased reductions in 2005 and 2006: 1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes about 520 million gallons of diesel fuel per year.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) decreased $4 million, or 2%, in 2006 compared to 2005 and increased 48% in 2005 compared to 2004.   The decrease in 2006 reflected the absence of $38 million of costs associated with a derailment in Graniteville , South Carolina (see discussion below), and an unfavorable jury verdict in an employee injury case, partially offset by higher expenses arising from derailments and insurance costs.   The increase in 2005 was attributable to the costs associated with the Graniteville derailment, $16 million for an unfavorable jury verdict rendered in an employee injury case, $9 million of higher insurance costs, and $4 million for the portion of the $12.5 million self-insured retention related to Hurricane Katrina expenses.

On Jan. 6, 2005 , a collision in Graniteville , South Carolina , between two NS trains caused the release of chlorine gas from a ruptured tank car.   NS’ liability related to this accident includes a current and long-term portion which represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheets reflect a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   The expense recorded in 2005 represents NS’ retention under its insurance policies and other uninsured costs.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss recorded in 2005.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

During the third quarter of 2005, NS’ operations were adversely affected by Hurricane Katrina, and to a lesser extent, Hurricane Rita, both of which struck the Gulf Coast ..   NS sustained damage to its facilities in the region as a result of Hurricane Katrina but restored rail freight service into and around New Orleans in a relatively short period of time.   The damage sustained to NS facilities as a result of Hurricane Katrina did not materially impact NS’ financial condition or results of operations and is covered by insurance above the self-insurance retention limit.

The largest component of casualties and other claims expense is personal injury costs.   Cases involving occupational injuries comprised about two-thirds of total employee injury cases resolved and about one-third of total payments made.   With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event, but result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.

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

NS maintains substantial amounts of insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 17).   NS expects insurance costs to be slightly higher in 2007.

Other expenses increased $3 million, or 1%, in 2006 compared to 2005, and increased $34 million, or 15%, in 2005 compared to 2004.   The increase in 2006 was primarily due to higher employee travel and relocation costs offset in part by lower property taxes.   The increase in 2005 reflected higher property and sales and use taxes.

Other Income – Net

Other income – net was $149 million in 2006 and $74 million in 2005 (see Note 2).   Results in 2006 reflected lower expense associated with tax credit investments primarily due to synthetic fuel related investments (see discussion under heading “Income Taxes”), greater interest income, and higher returns from corporate-owned life insurance, that were partially offset by lower equity in Conrail earnings.

In 2005, other income – net decreased by $2 million which reflected the absence of the $40 million gain recognized in 2004 for the Conrail Corporate Reorganization.   The results in 2005 also reflected:   (1) higher interest income, (2) equity in earnings of Conrail subsequent to the Conrail Corporate Reorganization, (3) additional coal royalties (up $12 million), and (4) lower interest accruals related to tax liabilities (down $9 million).   These income improvements were partially offset by more expense associated with tax credit investments.

Income Taxes

Income tax expense in 2006 was $749 million for an effective rate of 34%, compared with effective rates of 25% in 2005 and 29% in 2004.   The increase in the rate for 2006 was largely the result of the absence of an Ohio tax law change which lowered the effective rate in 2005 as well as fewer tax credits from synthetic fuel related investments (see below).   The 2005 effective rate benefited from a $96 million reduction in deferred taxes resulting from the Ohio tax legislation, which lowered the rate by six percentage points (see Note 3).

NS’ consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service (IRS).   The IRS completed its examination of the 2002 and 2003 consolidated federal income tax returns during the third quarter of 2006 and NS has appealed certain adjustments proposed by the IRS.   The results of the examination had a negligible effect on the effective tax rate.

NS’ synthetic fuel tax credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil as determined by the Secretary of the Treasury by April 1 of the following year.   In 2005, the phase-out range was $53.20 to $66.79, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price for the year, NS estimated a 35 % phase-out of synthetic fuel credits in 2006 based on actual oil prices during the year.

Net income in 2006 reflects $18 million less in net benefits from these credits, as compared with the same period of 2005, as shown below:

	2006	2005	2004
	($ in millions)
Effect in “Other income – net:”
Expenses on synthetic fuel related investments	$62	$102	$58
Effect in “Provision for income taxes:”
Tax credits	56	98	60
Tax benefit of expenses on synthetic fuel
related investments	24	40	21
Total reduction of income tax expense	80	138	81
Effect in “Net income:”
Net benefit from synthetic fuel related investments	$18	$36	$23

Subject to the uncertainty associated with these tax credits, the effective tax rate in 2007 is expected to be comparable to that of 2006.   The tax credits generated by NS’ synthetic fuel related investments expire at the end of 2007 and, accordingly, the effective tax rate may increase thereafter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $2.2 billion in 2006, compared with $2.1 billion in 2005 and $1.7 billion in 2004.   The improvement in 2006 reflected the $440 million increase in income from railway operations offset in part by higher income tax payments.   The increase in 2005 reflected the $415 million increase in income from railway operations as well as the effects of the Conrail Corporate Reorganization (see below), offset in part by higher income tax payments, including a payment made upon settlement of a federal audit cycle.

Prior to the August 2004 Conrail Corporate Reorganization (see Note 4), a significant portion of the payments made to PRR under the operating and lease agreements (which were included in “Conrail rents and services” and, therefore, were a use of cash in “Net cash provided by operating activities”), was borrowed back from a subsidiary of PRR under a note due in 2032 and, therefore, was a source of cash in “Proceeds from borrowings.”   NS’ net cash flow from these borrowings amounted to $118 million in 2004.   This note was effectively extinguished by the reorganization in 2004.   Subsequent to the Conrail Corporate Reorganization, 2005 payments under “Conrail rents and services” declined, depreciation charges increased and those net borrowings were terminated.   Accordingly, NS’ cash provided by operating activities after the Conrail Corporate Reorganization has increased.

NS had wor ki ng capital of $307 million at Dec. 31, 2006, compared with wor ki ng capital of $729 million at Dec. 31, 2005.   The reduction was largely due to share repurchases made in 2006 (see Note 13) and higher current maturities of long-term debt.   NS’ cash, cash equivalents and short-term investment balances totaled $918 million and $1.3 billion at Dec. 31, 2006 and 2005, respectively.

Contractual obligations at Dec. 31, 2006, comprised of NS' long-term debt (including capital leases) (see Note 7), operating leases (see Note 8), agreements with CRC (see Note 4), unconditional purchase obligations (see Note 17) and long-term advances from Conrail (see Note 4) were as follows:

	Payments Due By Period
			2008-	2010-	2012 and
	Total	2007	2009	2011	Subsequent
	($ in millions)

Long-term debt and
capital lease principal	$6,600	$491	$843	$676	$4,590
Operating leases	1,087	166	274	189	458
Agreements with CRC	448	26	52	52	318
Unconditional purchase
obligations	276	238	33	5	--
Long-term advances
from Conrail	133	--	--	--	133
Total	$8,544	$921	$1,202	$922	$5,499

Off balance sheet arrangements consist of obligations related to operating leases, which are included in the table of contractual obligations above and disclosed in Note 8.   NS did not renew its accounts receivable securitization program which expired in May 2005.

Cash used for investing activities was $684 million in 2006, compared with $1.8 billion in 2005 and $1.2 billion in 2004.   The decrease in 2006 reflected higher proceeds from short-term investment sales, principally to fund share repurchases reflected in financing activities, offset in part by the $100 million investment in Meridian Speedway LLC (MSLLC) (see discussion below) and increased property additions.   The increase in 2005 was principally the result of larger purchases of short-term investments ..

Property additions account for most of the recurring spending in this category.   The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2006	2005	2004	2003	2002
	($ in millions)

Road and other property	$756	$741	$612	$502	$521
Equipment	422	284	429	218	174
Total	$1,178	$1,025	$1,041	$720	$695

Track Structure Statistics (Capital and Maintenance)

	2006	2005	2004	2003	2002

Track miles of rail installed	327	302	246	233	235
Miles of track surfaced	4,871	4,663	5,055	5,105	5,270
New crossties installed (millions)	2.7	2.5	2.5	2.8	2.8

Average Age of Owned Railway Equipment

	2006	2005	2004	2003	2002
			(years)
Freight cars	30.0	29.4	28.6	27.8	27.0
Locomotives	17.7	17.4	16.9	15.3	16.1
Retired locomotives	35.0	27.4	22.9	28.7	28.2

The higher average age of locomotives in 2006 reflects the retirement of two locomotives compared with 52 retired in 2005.

For 2007, NS has budgeted $1.34 billion for capital expenditures.   The anticipated spending includes $884 million for roadway projects, $401 million for equipment and $55 million for small projects and real estate.   In roadway projects, $610 million is for track and bridge program work, including $73 million in infrastructure investments for increased main line and terminal capacity.   Also included are projects for communications, signal and electrical systems, as well as projects for environmental and public improvements such as grade crossing separations and signal upgrades.   Other roadway projects include marketing and industrial development initiatives, including increasing track capacity and access to coal receivers and vehicle production and distribution facilities, and continuing investments in intermodal infrastructure.   Planned equipment spending of $401 million includes the purchase of 53 locomotives and upgrades to existing units, the purchase of 1,300 new higher capacity coal cars as part of a multi-year program to replace the existing coal car fleet, the purchase of 739 freight cars as their lease expires, improvements to multilevel automobile racks, and projects related to computers and information technology, including additional security and backup systems.   NS expects to make all of its capital expenditures with internally generated funds.

On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately three years, in exchange for a 30% interest in the joint venture.   At the formation of MSLLC , NS contributed $100 million and KCS contributed its 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana (the Meridian Speedway).   NS is recognizing its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   NS’ total investment in MSLLC is supported by the fair value of the rail line as well as intangible assets obtained through the transaction.   The transaction is expected to be modestly dilutive in the early years of the venture due to lost interest income on the cash contributed to the joint venture.   However, NS expects that the dilution from the lost interest income will be offset from additional traffic as the investment is made and improvements are completed.   The joint venture is expected to increase capacity and improve service over the Meridian Speedway into the Southeast.

During the third quarter of 2006, NS and the states of Ohio , West Virginia and Virginia each entered into a Memorandum of Agreement with the Federal Highway Administration that governs the release of up to $95 million in federal funding and up to $11 million in state funding for the Heartland Corridor rail double-stack clearance project.   NS expects to spend about $60 million over a five-year period in connection with this project.   The Heartland Corridor is a package of proposed clearance improvements and other facilities that will create a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.

NS and other railroads have agreed to participate in the Chicago Region Environmental and Transportation Efficiency (CREATE) project in Chicago ..   The intent of the proposed public-private partnership is to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   A portion of the public funding has been approved and the parties are wor ki ng to develop a list of projects to be included in Phase I of the project.   Funding requirements will be determined by the selection of Phase I projects.   The railroads expect to complete Phase I over the next four years.

Cash used for financing activities was $1.3 billion in 2006, compared with $456 million in 2005 and $233 million in 2004.   Financing activity in 2006 included $964 million for the purchase and retirement of common stock as part of NS’ ongoing share repurchase program (see discussion below).   Financing activities for 2006 also included $212 million of proceeds and $85 million of tax benefits from employee exercises of stock options (see Note 11).

In 2005, financing activity included: (1) the issuance of $300 million aggregate principal amount of 6% unsecured notes due March 2105, and (2) the issuance of $717 million of unsecured notes ($350 million at 5.64% due 2029 and $367 million at 5.59% due 2025) and payment of $218 million of premium in exchange for $717 million of previously issued unsecured notes ($350 million at 7.8% due 2027, $200 million at 7.25% due 2031, and $167 million at 9.0% due 2021) (see Note 7).   The $218 million cash premium payment is reflected as a reduction of debt in the Consolidated Balance Sheets and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.   Financing activities in 2005 included $194 million in proceeds relating to employee exercises of stock options.   NS’ debt-to-total capitalization ratio was 40.7% at Dec. 31, 2006, and 42.8% at Dec. 31, 2005.

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of NS common stock through Dec. 31, 2015.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the issuance of long-term debt.

NS currently has in place and available a $1 billion, five-year credit agreement that expires in 2009, which provides for borrowings at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at Dec. 31, 2006 , and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 with $700 million of available capacity (see Note 7).   On July 18, 2005 , Standard & Poor’s (S&P) upgraded its ratings on NS’ unsecured debt from BBB to BBB+.   Moody’s rating remains at Baa1, comparable to S&P’s.

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

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 10).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management engages an independent consulting actuarial firm to assist it in selecting appropriate assumptions and valuing its related liabilities.

NS' net pension benefit, which is included in “Compensation and benefits” on its Consolidated Statements of Income, was $29 million for the year ended Dec. 31, 2006.   In recording this amount, NS assumed a long-term investment rate of return of 9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been a rate of return in excess of 10% and supports the current rate of return assumption.   A one percentage point change to this rate of return assumption would result in a $19 million change to the pension credit and, as a result, an equal change in “Compensation and benefits” expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS' net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.   Specifically, NS refers to Moody’s seasoned Aa corporate bond yields and the changes in such yields; therefore, management has little discretion in this assumption.

NS' net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $70 million for the year ended Dec. 31, 2006.   In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other postretirement benefits” as disclosed in Note 10, management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 10.

Properties and Depreciation

Most of NS' total assets are comprised of long-lived railway properties (see Note 5).   As disclosed in Note 1, NS' properties are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross-ton miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   These assumptions are the product of periodic depreciation studies that are performed by an outside firm of consulting engineers.   These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS' depreciation expense for the year ended Dec. 31, 2006, amounted to $738 million.   NS' weighted-average depreciation rates for 2006 are disclosed in Note 5; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $26 million increase (or decrease) to NS' depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS' expense for “Casualties and other claims” amounted to $220 million for the year ended Dec. 31, 2006.   Most of this expense was composed of NS' accrual related to personal injury liabilities.   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

NS engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.   For employee personal injury cases, the actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, ta ki ng into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined.   NS has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.   The most recent actuarial study, completed in the fourth quarter of 2006, resulted in a slight increase to NS' personal injury liability during the fourth quarter.   While the liability recorded is support ed by the most recent study, it is reasonably possible that the liability could be higher or lower.

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably (see Note 17).   Claims, if any, against third parties for recovery of cleanup costs incurred by NS, are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated NS liability.   Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $19 million in 2006, $16 million in 2005 and $11 million in 2004, and capital expenditures totaled approximately $6 million in 2006, and $9 million in each of 2005 and 2004.   Capital expenditures in 2007 are expected to be comparable to those in 2006.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $54 million at Dec. 31, 2006, and $58 million at Dec. 31, 2005 (of which $12 million was accounted for as a current liability at Dec. 31, 2006 , and 2005).   At Dec. 31, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 172 identified locations.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 172 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide which occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action and has appealed the fines to the EHB.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

Income Taxes

NS' net long-term deferred tax liability totaled $6.4 billion at Dec. 31, 2006 (see Note 3).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns ..   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS had a $9 million valuation allowance on $637 million of deferred tax assets as of Dec. 31, 2006, reflecting the expectation that most of these assets will be realized.   In addition, NS has a recorded liability for its estimate of potential income tax exposures.   Management believes this liability for potential exposure to be adequate.   Income tax expense is adjusted to the extent the final outcome of these matters differs from the amounts recorded.   For every one half percent change in the 2006 effective rate net income would have changed by $11 million.

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

After a period of direct negotiations, either party may file for mediation if it believes insufficient progress is being made.   The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach agreement.   The railroads are currently in mediation with all of the involved labor unions.   If the National Mediation Board, a federal agency, were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration. However, if arbitration is rejected by either party the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS has used derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May of 2004, and the last remaining contracts were settled in the second quarter of 2006, bringing an end to the benefits from the program.   Diesel fuel costs represented 14% of NS' operating expenses for 2006, 11% for 2005 and 8% for 2004.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2006, NS' debt subject to interest rate fluctuations totaled $237 million.   A 1% point increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2006, the average pay rate under these agreements was 6%, and the average receive rate was 7%.   During 2006 and 2005, the effect of the swaps was to reduce interest expense by $1 million and $2 million, respectively ..   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.   Under the guidelines of FIN 48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination.   NS will adopt this Interpretation in the first quarter of 2007 and expects it will not have a material effect on NS’ consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of defined benefit pension and postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation.   Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs, credits and transition costs that arise during the period.   NS adopted this statement in the fourth quarter of 2006 (see Note 10).

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”   This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as stock-based compensation plans.   NS adopted this standard in the first quarter of 2006 (see Note 1).

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

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Regulations proposed by the Department of Homeland Security in late 2006 would mandate that railroads adopt chain of custody and security measures.   If enacted, such regulations could cause service degradation and higher costs for the transportation of toxic inhalation hazard materials.  In addition, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.  Some legislators have contemplated pre-notification requirements for hazardous material shipments.  If promulgated, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.   Accordingly, NS will oppose efforts to impose unwarranted regulation in this area.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like “believe,” “expect,” “anticipate” and “project.” Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:   domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; acts of terrorism or war; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to NS’ technology infrastructure including computer systems; and natural events such as severe weather, hurricanes and floods.   For more discussion about each risk factor, see Part I, Item 1A “Risk Factors.”   Forward-loo ki ng statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

Item 7A ..   Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

Item 8 ..   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	K40

Reports of Independent Registered Public Accounting Firm	K41

Consolidated Statements of Income	K44
Years ended Dec. 31, 2006 , 2005 and 2004

Consolidated Balance Sheets	K45
As of Dec. 31, 2006 and 2005

Consolidated Statements of Cash Flows	K46
Years ended Dec. 31, 2006 , 2005 and 2004

Consolidated Statements of Changes in Stockholders' Equity	K47
Years ended Dec. 31, 2006 , 2005 and 2004

Notes to Consolidated Financial Statements	K48

The Index to Consolidated Financial Statement Schedule in Item 15	K83

Report of Management

February 20, 2007

To the Stockholders

Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2006.   This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2006 ..

KPMG LLP, independent registered public accounting firm, has audited the Corporation's financial statements and has reported on management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006 ..

/s/ Charles W. Moorman	/s/ Henry C. Wolf	/s/ Marta R. Stewart
Charles W. Moorman	Henry C. Wolf	Marta R. Stewart
Chairman, President and	Vice Chairman and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited management’s assessment, included in the accompanying Report of Management, that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Norfolk Southern Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Report of Independent Registered Public Accounting Firm

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2. Our report dated February 20, 2007, expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Norfolk , Virginia

February 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of Norfolk Southern Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, Norfolk Southern Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Norfolk , Virginia

February 20, 2007

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended Dec. 31,
	2006	2005	2004
	($ in millions, except earnings per share)

Railway operating revenues	$9,407	$8,527	$7,312

Railway operating expenses:
Compensation and benefits	2,637	2,493	2,272
Materials, services and rents	1,895	1,809	1,601
Conrail rents and services	126	129	319
Depreciation	738	774	598
Diesel fuel	977	727	449
Casualties and other claims	220	224	151
Other	257	254	220

Total railway operating expenses	6,850	6,410	5,610

Income from railway operations	2,557	2,117	1,702

Other income – net	149	74	76
Interest expense on debt	476	494	489

Income before income taxes	2,230	1,697	1,289

Provision for income taxes	749	416	379

Net income	$1,481	$1,281	$910

Per share amounts:
Net income
Basic	$3.63	$3.17	$2.31
Diluted	$3.57	$3.11	$2.28

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	As of Dec. 31,
	2006	2005
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$527	$289
Short-term investments	391	968
Accounts receivable – net	992	931
Materials and supplies	151	132
Deferred income taxes	186	167
Other current assets	153	163
Total current assets	2,400	2,650

Investments	1,755	1,558
Properties less accumulated depreciation	21,098	20,735
Other assets	775	916
Total assets	$26,028	$25,859

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,181	$1,163
Income and other taxes	205	231
Other current liabilities	216	213
Current maturities of long-term debt	491	314
Total current liabilities	2,093	1,921

Long-term debt	6,109	6,616
Other liabilities	1,767	1,415
Deferred income taxes	6,444	6,631
Total liabilities	16,413	16,583

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; issued 418,200,239 and 430,718,913 shares,
Respectively	418	431
Additional paid-in capital	1,303	992
Unearned restricted stock	--	(17)
Accumulated other comprehensive loss	(369)	(77)
Retained income	8,283	7,967
Less treasury stock at cost, 20,780,638 and 20,833,125 shares, Respectively	(20)	(20)

Total stockholders' equity	9,615	9,276

Total liabilities and stockholders' equity	$26,028	$25,859

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended Dec. 31,
	2006	2005	2004
	($ in millions)
Cash flows from operating activities
Net income	$1,481	$1,281	$910
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	750	787	609
Deferred income taxes	(8)	80	200
Equity in earnings of Conrail	(25)	(37)	(54)
Gain on Conrail Corporate Reorganization	--	--	(40)
Gains and losses on properties and investments	(54)	(51)	(46)
Changes in assets and liabilities affecting operations:
Accounts receivable	(60)	(94)	(71)
Materials and supplies	(19)	(28)	(12)
Other current assets	(11)	20	(18)
Current liabilities other than debt	38	55	126
Other – net	114	92	57
Net cash provided by operating activities	2,206	2,105	1,661

Cash flows from investing activities
Property additions	(1,178)	(1,025)	(1,041)
Property sales and other transactions	119	110	75
Investments, including short-term	(1,804)	(1,822)	(396)
Investment sales and other transactions	2,179	910	117
Net cash used for investing activities	(684)	(1,827)	(1,245)

Cash flows from financing activities
Dividends	(278)	(194)	(142)
Common stock issued – net	297	194	162
Purchase and retirement of common stock	(964)	--	--
Proceeds from borrowings	--	433	202
Debt repayments	(339)	(889)	(455)
Net cash used for financing activities	(1,284)	(456)	(233)

Net increase (decrease) in cash and cash equivalents	238	(178)	183

Cash and cash equivalents
At beginning of year	289	467	284

At end of year	$527	$289	$467

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$473	$485	$483
Income taxes (net of refunds)	$692	$271	$146

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

				Accum.
				Other
		Additional	Unearned	Compre-
	Common	Paid-in	Restricted	hensive	Retained	Treasury
	Stock	Capital	Stock	Loss	Income	Stock	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2003	$412	$521	$(5)	$(44)	$6,112	$(20)	$6,976

Comprehensive income
Net income					910		910
Other comprehensive
income				20			20
Total comprehensive
income							930
Dividends on Common
Stock, $0.36 per share					(142)		(142)
Stock-based compensation,
including tax benefit of $30	9	204	(3)				210
Other		3					3

Balance Dec. 31, 2004	421	728	(8)	(24)	6,880	(20)	7,977

Comprehensive income
Net income					1,281		1,281
Other comprehensive
loss				(53)			(53)
Total comprehensive
income							1,228
Dividends on Common
Stock, $0.48 per share					(194)		(194)
Stock-based compensation,
including tax benefit of $47	10	260	(9)				261
Other		4					4

Balance Dec. 31, 2005	431	992	(17)	(77)	7,967	(20)	9,276

Comprehensive income
Net income					1,481		1,481
Other comprehensive
income				2			2
Total comprehensive
income							1,483
Adoption of SFAS 158,
net of tax				(294)			(294)
Dividends on Common
Stock, $0.68 per share					(278)		(278)
Share repurchases	(22)	(63)			(879)		(964)
Stock-based compensation,
including tax benefit of $85	9	372	17		(8)		390
Other		2					2

Balance Dec. 31, 2006	$418	$1,303	$-	$(369)	$8,283	$(20)	$9,615

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.   Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 21,000 route miles primarily in the East and Midwest ..   These consolidated financial statements include Norfolk Southern Corporation ( Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS).   Norfolk Southern's major subsidiary is Norfolk Southern Railway Company (NSR).   All significant intercompany balances and transactions have been eliminated in consolidation.

The railroad transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2006): coal (25%); intermodal (21%); metals/construction (12%); chemicals (12%); agriculture/consumer products/government (11%); automotive (10%); and paper/clay/forest products (9%).   Although most of NS’ customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the United States ..   Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and other postretirement benefits.   Changes in facts and circumstances may result in revised estimates.

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

Stock-Based Compensation

NS has stock-based employee compensation plans, which are more fully described in Note 11.   Through Dec. 31, 2005, NS applied the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related interpretations in accounting for these plans (See “Required Accounting Changes in 2006,” below).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

	2005	2004
	($ in millions except per share)

Net income, as reported	$1,281	$910
Add: Stock-based employee compensation expense
as reported	46	32
Deduct: Stock-based employee compensation
expense determined under fair value method	(45)	(44)
Pro forma net income	$1,282	$898

Earnings per share:
As reported
Basic	$3.17	$2.31
Diluted	$3.11	$2.28

Pro forma
Basic	$3.17	$2.28
Diluted	$3.10	$2.25

Required Accounting Changes in 2006

Effective January 1, 2006, NS adopted Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment,” [SFAS 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   The standard also requires that awards to be settled in cash be measured at fair value at each reporting date until ultimate settlement.   NS adopted SFAS 123(R) using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as of such date.   In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).   As compared to amounts that would have been recognized under APB Opinion 25, the adoption of SFAS 123(R) resulted in $27   million of additional compensation expense for 2006, including the immediate expensing of 2006 grants made to retirement-eligible employees, which reduced net income by $20 million, or 5 cents per basic and diluted share.   Under SFAS 123(R), all new awards granted to retirement eligible employees must be expensed immediately.   Under APB Opinion No. 25 and related interpretations, such awards were amortized over the stated service period.   Such awards were treated similarly under SFAS 123 in the pro forma amounts disclosed in the preceding table.

Effective Dec. 31, 2006, NS adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (see Note 10).

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Allowance for Doubtful Accounts

NS' allowance for doubtful accounts was $5 million at Dec. 31, 2006, and $6 million at Dec. 31, 2005 ..   To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, as well as general economic conditions and trends.

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

Reclassifications

Certain comparative prior year amounts have been reclassified to conform to the current year presentation.

2.   Other Income - Net

	2006	2005	2004
	($ in millions)
Income from natural resources:
Royalties from coal	$55	$54	$42
Nonoperating depletion and depreciation	(12)	(13)	(11)
Subtotal	43	41	31

Interest income	76	41	13
Gains and losses from sale of properties and investments	54	49	46
Rental income	45	42	40
Equity in earnings of Conrail (Note 4)	25	37	11
Corporate-owned life insurance – net	24	4	8
Gain from Conrail Corporate Reorganization (Note 4)	--	--	40
Equity in losses of partnerships	(68)	(108)	(61)
Other interest expense	(17)	(6)	(17)
Taxes on nonoperating property	(9)	(9)	(8)
Charitable contributions	(4)	(4)	(4)
Other	(20)	(13)	(23)
Total	$149	$74	$76

“Other income - net” includes income and costs not part of rail operations and the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.   NS has a 40.5% interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are included in “Equity in losses of partnerships” above.

“Other current assets” in the Consolidated Balance Sheets includes prepaid interest of $50 million at Dec. 31, 2006, and $47 million at Dec. 31, 2005, arising from corporate-owned life insurance borrowings.

3.   Income Taxes

Provision for Income Taxes

	2006	2005	2004
	($ in millions)

Current:
Federal	$666	$283	$133
State	91	53	46
Total current taxes	757	336	179

Deferred:
Federal	3	220	181
State	(11)	(140)	19
Total deferred taxes	(8)	80	200

Provision for income taxes	$749	$416	$379

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	($ in millions)
Federal income tax at
statutory rate	$780	35	$594	35	$451	35
State income taxes, net of
federal tax effect	52	2	40	2	42	3
Tax credits	(62)	(3)	(104)	(6)	(80)	(7)
Ohio rate change, net of
federal tax effect	--	--	(96)	(6)	--	--
Equity in earnings of Conrail	(7)	--	(10)	--	(18)	(1)
Gain from Conrail Corporate
Reorganization	--	--	--	--	(14)	(1)
Other – net	(14)	--	(8)	--	(2)	--

Provision for income taxes	$749	34	$416	25	$379	29

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

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.   Deferred tax assets and liabilities are recorded in recognition of these differences.   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Dec. 31,
	2006	2005
	($ in millions)
Deferred tax assets:
Compensation and benefits, including post-retirement	$382	$160
Accruals, including casualty and other claims	211	207
Other	44	49
Total gross deferred tax assets	637	416
Less valuation allowance	(9)	(10)
Net deferred tax asset	628	406

Deferred tax liabilities:
Property	(6,659)	(6,632)
Other	(227)	(238)
Total gross deferred tax liabilities	(6,886)	(6,870)

Net deferred tax liability	(6,258)	(6,464)
Net current deferred tax asset	186	167

Net long-term deferred tax liability	$(6,444)	$(6,631)

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.   The total valuation allowance decreased $1 million in 2006, $3 million in 2005 and $1 million in 2004.

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 2003.   In 2004, the favorable resolution of the IRS audit of a synthetic fuel-related investment is reflected in the “Tax credits” line of the reconciliation of statutory rate to the effective rate.   The consolidated federal income tax returns for 2004 and 2005 are being audited by the IRS.   Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

4. Investments

	Dec. 31,
	2006	2005
	($ in millions)

Short-term investments with average maturities at Dec. 31, 2006 :
Federal government notes, 5 months	$124	$348
Corporate notes, 4 months	117	290
Commercial paper, 2 months	74	251
Municipal debt, 1 month	22	43
Other short-term investments, less than one month	54	36
Total short-term investments	$391	$968

Long-term investments:
Investment in Conrail Inc.	$849	$812
Other equity method investments	451	331
Company-owned life insurance at net cash surrender value	310	276
Other investments	145	139
Total long-term investments	$1,755	$1,558

The $391 million in “Short-term investments” is classified as available-for-sale, of which approximately three-quarters mature within six months.   Unrealized gains from short-term investments were approximately $1 million at Dec. 31, 2006, and unrealized losses from short-term investments were approximately $1 million at Dec. 31, 2005.

Other equity method investments, shown above, includes NS’ $100 million investment in MSLLC, a joint venture formed with Kansas City Southern, made in 2006.

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

As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail’s debtholders.   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail’s unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange, and NSR issued unsecured public debentures with a total principal of $452 million and an issue-date fair value of $595 million.   Conrail’s secured debt and lease obligations remain obligations of Conrail and are support ed by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.   Substantially all of these NSR obligations are capital leases and, accordingly, are a component of NS’ capital lease obligations (see Note 7).

NS accounted for the transaction at fair value, which resulted in the recognition of a $40 million net gain (reported in “Other income – net”) in 2004 from the tax-free distribution to NS of a portion of its investment in Conrail.   Originally in 2004, the gain was calculated and reported as $53 million.   However, in December 2006, CSX determined that the value for a portion of a rail yard transferred from Conrail to CSX had been omitted.   Accordingly, the gain was adjusted in the accompanying Consolidated Statement of Income for 2004 to reflect an immaterial correction of $13 million.   In addition, the Consolidated Balance Sheet as of December 31, 2005 reflects corresponding adjustments to the amounts previously reported for Investments (reduction of $32 million), Properties (increase of $30 million), Deferred income tax liabilities (increase of $11 million) and Retained income (decrease of $13 million).

NS concluded that fair value was the appropriate measurement for 42% of PRR because the transaction resulted in the complete ownership and control of PRR.   The remaining 58% of PRR was recorded at NS’ carryover basis.   As a result of the transaction, NS’ investment in Conrail does not include amounts related to PRR and NYC beginning in 2005.   Instead the assets and liabilities of PRR are reflected in their respective line items in NS’ Consolidated Balance Sheet and amounts due to PRR were extinguished.

The following summarizes the effect of this 2004 transaction, as adjusted for the immaterial correction described above ($ in millions):

Properties	$8,398
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,124)
Long-term debt, including current maturities	(734)
Net assets received	5,587
Investment in Conrail	(5,547)
Gain from Conrail Corporate Reorganization	$40

The amounts shown above for the net assets received reflect the fair value of such assets.   Properties were valued based on information received from an independent valuation consultant.   The assets of PRR included the note due from NSR discussed below under the heading “Related Party Transactions,” which resulted in its effectively being extinguished.   Debt was recorded at fair value based on interest rates at the time of the reorganization.   The reduction to NS’ investment in Conrail represented the removal of amounts related to NS’ equity interests in PRR and NYC as well as amounts related to the Conrail debt that was exchanged or effectively assumed by the leases and subleases entered into to support those obligations.

On the Consolidated Statements of Income, “Conrail rents and services” was reduced as a result of the 2004 transaction.   After the Conrail Corporate Reorganization, “Conrail rents and services” reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items in the Consolidated Statements of Income.   The transaction’s impact on 2004 net income was the $40 million gain discussed above.   Prospectively, the transaction will have no effect on revenues and will not have a significant ongoing effect on net income.   Had the transaction been consummated before the periods presented, there would have been no change in revenues and no significant change to net income.

NS is continuing to apply the equity method of accounting to its remaining investment in Conrail in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated remaining useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax and accounting bases for certain assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities.   At Dec. 31, 2006, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $556 million.

Related-Party Transactions

CRC owns and operates the Shared Assets Areas for the joint and exclusive benefit of NSR and CSXT.   NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows: $26 million in each of 2007 through 2011 and $318 million thereafter.

The components of "Conrail rents and services" are as follows:

Years Ended Dec. 31,
	2006	2005	2004
	($ in millions)

Expenses for amounts due to CRC for operation of
the Shared Assets Areas	$126	$129	$129
Amounts due to PRR for use by NSR of operating
properties and equipment (prior to the Conrail
Corporate Reorganization)	--	--	233
NS’ equity in the earnings of Conrail, net of
amortization (prior to the Conrail Corporate
Reorganization)*	--	--	(43)
Conrail rents and services	$126	$129	$319

*After the reorganization, NS’ equity in the earnings of Conrail, net of amortization, is included in “Other income – net,” (see Note 2).

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR was borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprised the long‑term balance of “Due to Conrail,” and this note was effectively extinguished by the reorganization.   "Due to Conrail" included in “Accounts payable” (see Note 6) is composed principally of amounts related to expenses included in "Conrail rents and services," as discussed above.   “Long-term advances from Conrail,” included in “Other liabilities” (see Note 9), bear interest at an average rate of 4.4% and are due in 2035.

NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

Summary Financial Information – Conrail

As a result of the Conrail Corporate Reorganization discussed above, two CRC subsidiaries, PRR and NYC, were distributed to NS and CSX, respectively, and CRC’s public indebtedness was restructured.   The results of the operations of these subsidiaries are presented in the following 2004 financial information as “Discontinued Operations.”   The 2006, 2005 and 2004 summarized information was derived from unaudited financial statements.

Summarized Income Statement Information - Conrail

	Years Ended Dec. 31,
	2006	2005	2004
	($ in millions)

Operating revenues	$373	$378	$352
Operating income (loss)	$16	$32	$(18)
Income from continuing operations	$47	$85	$22
Discontinued operations (PRR and NYC)	$--	$--	$119
Net income	$47	$85	$140

Note:   Conrail adopted FIN No. 46 “Consolidation of Variable Interest Entities,” effective Jan. 1, 2004, and recorded a $1 million net adjustment for the cumulative effect of this change in accounting on years prior to 2004.

Summarized Balance Sheet Information - Conrail

	As of Dec. 31,
	2006	2005
	($ in millions)
Assets:
Current assets	$280	$233
Noncurrent assets	1,043	1,242
Total assets	$1,323	$1,475

Liabilities and stockholders' equity:
Current liabilities	$263	$233
Noncurrent liabilities	555	807
Stockholders' equity	505	435
Total liabilities and stockholders' equity	$1,323	$1,475

Note:   Current assets include amounts due from NS and CSX totaling $173 million at Dec. 31, 2006, and $134 million at Dec. 31, 2005.   Noncurrent assets include amounts due from NS and CSX totaling $351 million at Dec. 31, 2006, and $413 million at Dec. 31, 2005 ..   Current liabilities include amounts payable to NS and CSX totaling $4 million at Dec. 31, 2006, and $6 million at Dec. 31, 2005 ..

5.   Properties

Dec. 31,			Depreciation
2006		2005	Rate for 2006
($ in millions)

Land	$2,082	$2,088
Railway property:
Road	18,725	18,161	2.6%
Equipment	7,085	6,838	3.7%
Other property	471	469	2.6%
	28,363	27,556

Less accumulated depreciation	(7,265)	(6,821)

Net properties	$21,098	$20,735

Railway property includes $602 million at Dec. 31, 2006 and 2005, of assets recorded pursuant to capital leases with accumulated amortization of $192 million and $170 million at Dec. 31, 2006 and 2005, respectively.   Other property includes the costs of obtaining rights to natural resources of $337 million at Dec. 31, 2006 and 2005, with accumulated depletion of $165 million and $157 million at Dec. 31, 2006 and 2005, respectively.

Capitalized Interest

Total interest cost incurred on debt in 2006, 2005 and 2004 was $489 million, $505 million and $499 million, respectively, of which $13 million, $11 million and $10 million was capitalized.

6.   Current Liabilities

	Dec. 31,
	2006	2005
	($ in millions)
Accounts payable:
Accounts and wages payable	$569	$571
Casualty and other claims	301	291
Vacation liability	120	119
Equipment rents payable – net	96	101
Due to Conrail	68	56
Other	27	25
Total	$1,181	$1,163

Other current liabilities:
Interest payable	$88	$100
Retiree benefit obligations (Note 10)	53	45
Liabilities for forwarded traffic	50	47
Other	25	21
Total	$216	$213

7.   Long-term Debt

	Dec. 31,
	2006	2005
	($ in millions)
Notes and debentures at average rates and maturities as follows:
7.01%, maturing to 2011	$1,540	$1,740
6.67%, maturing 2014 and 2017	981	991
8.25%, maturing 2020 to 2025	764	764
7.12%, maturing 2027 to 2031	1,290	1,300
7.21%, maturing 2037 and 2043	855	855
7.02%, maturing 2097 and 2105	650	650
Equipment obligations at an average rate of 6.02%, maturing to 2014	306	363
Capitalized leases at an average rate of 4.87%, maturing to 2024	231	290
Other debt at an average rate of 7.31%, maturing to 2019	113	113
Discounts and premiums, net	(130)	(136)
Total long-term debt	6,600	6,930
Less current maturities	(491)	(314)
Long-term debt excluding current maturities	$6,109	$6,616

Long-term debt maturities subsequent to 2007 are as follows:
2008	$368
2009	475
2010	339
2011	337
2012 and subsequent years	4,590
Total	$6,109

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

In August 2004, pursuant to the Conrail Corporate Reorganization (see Note 4), NSR issued unsecured public debentures with a total principal of $452 million ($314 million at 9.75% due 2020 and $138 million at 7.875% due 2043) and fair value of $595 million.   This difference is included in “Discounts and premiums, net” and is being amortized as a reduction of interest expense over the terms of the notes, resulting in effective interest rates of 6.0% for the 2020 notes and 6.2% for the 2043 notes.

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.   Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.   These deposits are included in “Other assets” on the balance sheet and totaled $85 million at Dec. 31, 2006, and $87 million at Dec. 31, 2005.

Shelf Registration

NS has on file with the Securities and Exchange Commission a Form S-3 shelf registration statement, covering the issuance of registered debt or equity securities, with $700 million of available capacity.   In 2005, NS issued $300 million of 6% senior notes due March 2105 under this shelf registration statement.

Credit Agreement, Debt Covenants and Commercial Paper

NS has in place a five-year $1 billion credit facility expiring in 2009.   Any borrowings under the credit agreement are contingent on the continuing effectiveness of the representations and warranties made at the inception of the agreement.   NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction, certain restrictions on the issuance of further debt by NS or its subsidiaries and the consolidation, merger or sale of substantially all of NS’ assets.   At Dec. 31, 2006 , NS was in compliance with all financial covenants.

NS has the ability to issue commercial paper support ed by its $1 billion credit agreement.   At Dec. 31, 2006 , and Dec. 31, 2005 , NS had no outstanding commercial paper or borrowings under the credit agreement.

8.   Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 4).   Future minimum lease payments and operating lease expense are as follows:

Operating

		Capital
	Leases	Leases
	($ in millions)

2007	$166	$77
2008	146	46
2009	128	58
2010	110	24
2011	79	21
2012 and subsequent years	458	23
Total	$1,087	$249
Less imputed interest on capital leases at an average rate of 5.2%		(18)
Present value of minimum lease payments included in debt		$231

  Operating Lease Expense

	2006	2005	2004
	($ in millions)

Minimum rents	$197	$190	$151
Contingent rents	79	75	65
Total	$276	$265	$216

Contingent rents is primarily comprised of rent paid to other railroads for joint facility operations and are based on usage.

9.   Other Liabilities

	Dec. 31,
	2006	2005
	($ in millions)

Retiree health and death benefit obligations (Note 10)	$621	$364
Casualty and other claims (Note 17)	471	421
Deferred compensation	149	143
Net pension obligations (Note 10)	144	106
Long-term advances from Conrail (Note 4)	133	133
Other	249	248
Total	$1,767	$1,415

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

Required Accounting Change

As of Dec. 31, 2006, NS adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).   This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of defined benefit pension and postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation.   Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs, credits and transition costs that arise during the period.   As a result of adopting this standard, NS reduced its pension asset by $217 million and increased its pension and postretirement liabilities by $258 million in its Consolidated Balance Sheet, with a corresponding reduction to stockholders’ equity of $292 million (net of tax) reflected as an increase to accumulated other comprehensive loss.   The adoption of SFAS 158 has no impact on years prior to 2006 and has no effect on the calculation of expenses for pensions and post-retirement benefits.

The following table illustrates the incremental effect of applying SFAS 158 to NS’ pension and postretirement plans on individual line items in NS’ Consolidated Balance Sheet at Dec. 31, 2006.

	Before application of SFAS 158 at Dec. 31, 2006	Adjustments	After application of SFAS 158 at Dec. 31, 2006
	($ in millions)

Noncurrent pension asset	$658	$(217)	$441
Total assets	26,245	(217)	26,028

Current liabilities:
Postretirement benefits liability	45	--	45
Pension liability	--	8	8

Noncurrent liabilities:
Post-retirement benefits liability	390	231	621
Pension liability	125	19	144
Deferred income taxes	6,627	(183)	6,444

Total liabilities	16,338	75	16,413

Accumulated other comprehensive loss	23	292	315

Total stockholders’ equity	$9,907	$(292)	$9,615

NS’ adoption of SFAS 158 in 2006, as reflected in the Consolidated Statements of Changes in Stockholders’ Equity, includes a $2 million loss related to NS’ proportionate share of Conrail’s adoption of SFAS 158.

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Postretirement Benefits
	2006	2005	2006	2005
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,642	$1,574	$754	$701
Service cost	27	23	19	17
Interest cost	88	87	42	40
Settlement	--	--	--	(12)
Actuarial losses	6	72	14	60
Benefits paid	(113)	(114)	(44)	(52)
Benefit obligation at end of year	1,650	1,642	785	754

Change in plan assets
Fair value of plan assets at beginning of year	1,824	1,806	108	105
Actual return on plan assets	220	126	11	3
Employer contribution	8	6	44	52
Benefits paid	(113)	(114)	(44)	(52)
Fair value of plan assets at end of year	1,939	1,824	119	108

Funded status at end of year	$289	$182	$(666)	$(646)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$441	$612	$--	$--
Current liabilities	(8)	--	(45)	(45)
Noncurrent liabilities	(144)	(106)	(621)	(364)
Accumulated other comprehensive loss	--	26	--	--
Net amount recognized	$289	$532	$(666)	$(409)

Amounts recognized in accumulated other comprehensive loss (pretax) consist of:
Impact of implementation of SFAS 158	$244	$--	$231	$--
Minimum pension liability	--	26	--	--

During 2005, NS distributed split dollar life insurance policies to eligible retired employees, which resulted in a $12 million reduction of the postretirement benefit obligation.

NS’ unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $152 million at Dec. 31, 2006, and $134 million at Dec. 31, 2005, and had accumulated benefit obligations of $125 million at Dec. 31, 2006, and $106 million at Dec. 31, 2005.

Pension and Other Postretirement Benefit Cost Components

	2006	2005	2004
	($ in millions)
Pension benefits
Service cost	$27	$23	$18
Interest cost	88	87	89
Expected return on plan assets	(159)	(149)	(149)
Amortization of prior service cost	2	2	3
Amortization of net losses	13	14	3
Net benefit	$(29)	$(23)	$(36)

Other postretirement benefits
Service cost	$19	$17	$15
Interest cost	42	40	39
Expected return on plan assets	(10)	(9)	(12)
Amortization of prior service benefit	(8)	(8)	(9)
Amortization of net losses	27	22	16
Net cost	$70	$62	$49

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $9 million and $2 million, respectively.   The estimated net loss and prior service benefit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $23 million and $8 million, respectively.

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2006	2005	2004
Funded status:
Discount rate	5.75%	5.50%	5.75%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	5.50%	5.75%	6.25%
Return on assets in plans	9%	9%	9%
Future salary increases	4.5%	4.5%	4.5%

Health Care Cost Trend Assumptions

For measurement purposes at Dec. 31, 2006 increases in the per capita cost of covered health care benefits were assumed to be 10% for 2006 and 9% for 2007.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2011 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One percentage point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$8	$(7)
Postretirement benefit obligation	$89	$(75)

Asset Management

Eleven investment firms manage NS’ defined benefit pension plan’s assets under investment guidelines approved by the Board of Directors.   Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments and unleveraged exchange-traded options and financial futures.   Limitations restrict investment concentration and use of certain derivative instruments.   The target asset allocation for equity is 75% of the pension plan’s assets.   Fixed income investments must have an average rating of “AA” or better and all fixed income securities must be rated “A” or better except bond index funds.   Equity investments must be in liquid securities listed on national exchanges.   No investment is permitted in the securities of Norfolk Southern Corporation or its subsidiaries (except through commingled pension trust funds).   Investment managers’ returns are expected to meet or exceed selected market indices by prescribed margins.

NS’ pension plan weighted-average asset allocations at Dec. 31, 2006 and 2005, by asset category, were as follows:

	Percentage of
	plan assets at Dec. 31,
Asset Category	2006	2005

Equity securities	77%	76%
Debt securities	23%	24%
Total	100%	100%
International equity securities
included in equity securities above	10%	11%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at Dec. 31, 2006, of 67% in equity securities and 33% in debt securities compared with 66% in equity securities and 34% in debt securities at Dec. 31, 2005.   The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocation and on the historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.

Contributions and Estimated Future Benefit Payments

In 2007, NS expects to contribute approximately $8 million to its unfunded pension plans for payments to pensioners and $45 million to its other postretirement benefit plans for retiree health benefits.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2007	$113	$45
2008	112	48
2009	113	50
2010	114	53
2011	116	54
Years 2012-2016	620	290

The other benefit payments include an estimated annual reduction due to the Medicare Part D Subsidy of about $5 million.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $26 million in 2006 and 2005, and $20 million in 2004.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' expenses under these plans were $14 million in 2006, $13 million in 2005 and $12 million in 2004.

11.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and performance share units (PSUs), up to a maximum of 88,025,000 shares of Norfolk Southern Common Stock (Common Stock).   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.   In May 2005, the stockholders approved an amended LTIP which provided that 8,500,000 shares of stock previously approved for issuance under LTIP could be granted as restricted shares, restricted stock unit shares or performance shares.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock.   Options may be granted for a term not to exceed 10 years and are subject to a vesting period of at least one year.   Option exercise prices are at not less than the fair market value of Common Stock on the effective date of the grant.

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

Accounting Method

As disclosed in Note 1, prior to the adoption of SFAS 123(R), NS applied APB Opinion 25 and related interpretations in accounting for awards made under the plans.   Accordingly, grants of PSUs, restricted shares, restricted share units, dividend equivalents, tax absorption payments and SARs resulted in charges to net income, while grants of stock options had no effect on net income.   Under SFAS 123(R), all awards will result in charges to net income while dividend equivalents are charged to retained earnings.   Related compensation costs were $129 million in 2006, $75 million in 2005 and $53 million in 2004.   The total tax effect recognized in income in relation to stock-based compensation was a benefit of $44 million in 2006, $27 million in 2005 and $19 million in 2004.

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

The fair value of each option award in 2006 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   For purposes of pro forma information required under SFAS 123, the fair value of the option awards in 2005 and 2004 was determined using the Black-Scholes option-pricing model.   The assumptions for 2006, 2005 and 2004 are shown in the following table:

	2006	2005	2004

Expected volatility range	23.5% - 34.5%	n/a	n/a
Average expected volatility	27%	33%	35%
Average expected option life	3.7 years	5 years	5 years
Average risk-free interest rate	4.5%	3.7%	3.2%
Per-share grant-date fair value	$13.47	$12.19	$7.95
Options granted	1,427,400	1,353,600	4,580,500

A summary of options outstanding as of Dec. 31, 2006 and changes during the twelve months then ended is presented below:

	Option	Weighted Avg.
	Shares	Exercise Price

Outstanding at Dec. 31, 2005	29,545,680	$24.35
Granted	1,427,400	49.43
Exercised	(8,677,254)	25.02
Forfeited	(19,300)	41.00
Outstanding at Dec. 31, 2006	22,276,526	$25.68

Exercisable at Dec. 31, 2006	20,858,826	$24.07

The aggregate intrinsic value of options outstanding at Dec. 31, 2006, was $548 million and had a weighted-average remaining life of 4.9 years.   Of these options outstanding, 20,858,826 were exercisable and had an aggregate intrinsic value of $547 million with a weighted average remaining contractual life of 4.7 years.

The following table provides information related to options exercised as of Dec. 31 for the respective years:

	2006	2005	2004
	($ in millions)

Total intrinsic value	$226	$139	$85
Cash received upon exercise of options	$212	$194	$162
Related tax benefit realized	$79	$47	$30

Prior to the adoption of SFAS 123(R), NS presented tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards (excess tax benefits) as operating cash flows in the Consolidated Statement of Cash Flows.   Beginning in 2006, SFAS 123(R) requires excess tax benefits to be classified as financing cash flows.   Accordingly, “Common stock issued – net” in the Consolidated Statement of Cash Flows for the year ended Dec. 31, 2006, included $85 million of such tax benefits.

In November of 2005, the Board of Directors of NS changed the vesting periods on options granted in January 2005 from three years to one year in order to reduce future compensation expense.   At the time, each of these options had an intrinsic value of approximately $9 and the modification resulted in less than $1 million of compensation expense.

Restricted Shares and Restricted Stock Units

Restricted share and restricted stock unit grants were 332,150 and 332,150, respectively, in 2006, with a grant-date fair value of $49.60 and a three-year restriction period, and were 576,240 and 384,160, respectively, in 2005, with a grant-date fair value of $34.10 and a five-year restriction period (that may, for restricted shares, be accelerated to a three-year restriction period upon achievement of specified performance measures), and were 359,040 and 239,360, respectively, in 2004 with a grant-date fair value of $22.02 and a three-year restriction period.

A summary of the status of restricted shares and restricted stock units as of Dec. 31, 2006, and changes during the twelve months then ended is presented below:

			Weighted - Average
			Grant-Date
	Shares	Units	Fair Value
Nonvested at Dec. 31, 2005	1,262,776	841,852	$26.80
Granted	332,150	332,150	49.60
Vested	(473,294)	(319,696)	21.03
Forfeited	(2,950)	(2,350)	40.75
Nonvested at Dec. 31, 2006	1,118,682	851,956	$36.78

At Dec. 31, 2006, there was $11   million of total unrecognized compensation related to restricted shares and restricted stock units.   That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.   The total fair value of the restricted shares vested and restricted stock units paid in cash during the twelve months ended Dec. 31, 2006, 2005 and 2004 was $40 million, $2  million and zero, respectively.   The total related tax benefit realized was $6 million in 2006.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.   PSU grants and average grant-date fair values were 1,163,600 and $49.425 in 2006; 1,344,400 and $34.10 in 2005; and 831,000 and $22.02 in 2004.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.

A summary of the status of PSUs as of Dec. 31, 2006, and changes during the twelve months then ended is presented below:

		Weighted - Average
	Performance	Grant-Date
	Share Units	Fair Value
Balance Dec. 31, 2005	3,118,400	$26.49
Granted	1,163,600	49.43
Earned	(345,290)	19.63
Paid in cash	(345,290)	19.63
Unearned	(255,420)	19.63
Forfeited	(34,200)	34.38
Balance Dec. 31, 2006	3,301,800	$36.46

As of Dec. 31, 2006, there was $30   million of total unrecognized compensation related to PSUs granted under the LTIP which is expected to be recognized over a weighted-average period of 1.2   years.   The total fair value of PSUs earned and paid in cash during the twelve months ended Dec. 31, 2006, 2005 and 2004 was $34   million, $18   million and $10 million, respectively.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP as of Dec. 31, were as follows:

	2006	2005	2004
Available for future grants:
LTIP	9,288,283	11,321,573	14,033,053
TSOP	2,538,700	2,771,400	2,773,300
Shares of Common Stock issued:
LTIP	8,517,911	9,078,717	8,764,021
TSOP	836,783	410,750	8,700

12.   Stockholders' Equity

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2006
Net gain (loss) arising during the year:
Cash flow hedges	$(1)	$1	$--
Reclassification adjustments for gains
included in net income	(20)	8	(12)
Subtotal	(21)	9	(12)
Unrealized gains on securities	1	--	1
Minimum pension liability	(10)	4	(6)
Other comprehensive income of equity investees	15	4	19
Other comprehensive income (loss)	$(15)	$17	$2

Year ended Dec. 31, 2005
Net gain (loss) arising during the year:
Cash flow hedges	$92	$(37)	$55
Reclassification adjustments for gains
included in net income	(148)	58	(90)
Subtotal	(56)	21	(35)
Unrealized losses on securities	(1)	--	(1)
Minimum pension liability	(6)	2	(4)
Other comprehensive loss of equity investees	(13)	--	(13)
Other comprehensive income (loss)	$(76)	$23	$(53)

Year ended Dec. 31, 2004
Net gain (loss) arising during the year:
Cash flow hedges	$171	$(67)	$104
Reclassification adjustments for gains
included in net income	(140)	55	(85)
Subtotal	31	(12)	19
Unrealized gains on securities	1	--	1
Other comprehensive income (loss)	$32	$(12)	$20

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

Balance

		Net	Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

Dec. 31, 2006
Unrealized gains on securities	$--	$1	$--	$1
Cash flow hedges	12	--	(12)	--
Minimum pension liability	(17)	17	--	--
Pension and other postretirement liabilities	--	(315)	--	(315)
Other comprehensive loss of equity investees	(72)	17	--	(55)
Accumulated other
comprehensive loss	$(77)	$(280)	$(12)	$(369)

Dec. 31, 2005
Unrealized gains (losses) on securities	$1	$(1)	$--	$--
Cash flow hedges	47	55	(90)	12
Minimum pension liability	(13)	(4)	--	(17)
Other comprehensive loss of equity investees	(59)	(13)	--	(72)
Accumulated other
comprehensive loss	$(24)	$37	$(90)	$(77)

13 ..   Stock Purchase Program

In November 2005, NS’ Board of Directors authorized the repurchase of up to 50 million shares of Common Stock through the end of 2015.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.   NS purchased and retired 21.8 million shares of its common stock under this program in 2006 at a cost of $964 million.

14.   Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	2006	2005	2004
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$1,475	$1,281	$910
Weighted-average shares outstanding	406.0	404.2	394.2
Basic earnings per share	$3.63	$3.17	$2.31

Income available to common stockholders for 2006 reflects a $6 million reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options.

	2006	2005	2004
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$1,481	$1,281	$910
Weighted-average shares outstanding per above	406.0	404.2	394.2
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.7	8.1	5.1
Adjusted weighted-average shares outstanding	414.7	412.3	399.3
Diluted earnings per share	$3.57	$3.11	$2.28

The diluted calculations exclude options whose exercise price exceeded the average market price of Common Stock as follows:   1 million in 2006, 1 million in 2005 and 13 million in 2004.

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

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$145	$166	$139	$160
Long-term debt	$(6,600)	$(7,370)	$(6,930)	$(7,934)

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

Carrying amounts of marketable securities reflect unrealized holding gains of $1 million on Dec. 31, 2006, and less than $1 million on Dec. 31, 2005 ..   Sales of “available-for-sale” securities were immaterial for the years ended Dec. 31, 2006 , 2005 and 2004; most short-term investments were redeemed at maturity.

16.   Derivative Financial Instruments

All derivatives are recognized in the financial statements as either assets or liabilities and are measured at fair value.   Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in “Other comprehensive loss,” or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.   The settlements of the hedges will result in the reclassification into diesel fuel expense of the related gains or losses recorded as a component of “Other comprehensive loss.”

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

The goal of this hedging strategy was to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provided that NS would not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption would be hedged for any month within any 36-month period.   After ta ki ng into account the effect of the hedging, diesel fuel costs represented 14% of NS’ operating expenses for the year ended Dec. 31, 2006, 11% for the year ended Dec. 31, 2005 and 8% for the year ended Dec. 31, 2004 ..

NS' fuel hedging activity resulted in decreases in diesel fuel expenses of $20 million, $148 million and $140 million for 2006, 2005 and 2004, respectively.   Ineffectiveness, or the extent to which changes in the fair value of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $1 million expense in 2006, a $5 million expense in 2005 and a $5 million benefit in 2004.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $83 million and $116 million, or less than 2%, of its fixed rate debt portfolio hedged as of Dec. 31, 2006, and Dec. 31, 2005, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS’ interest rate hedging activity resulted in decreases in interest expenses of $1 million, $2 million and $6 million for 2006, 2005 and 2004, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

There were no diesel fuel derivative instruments outstanding at Dec. 31, 2006 ..   The fair value of NS' diesel fuel derivative instruments at Dec. 31, 2005 , was determined based upon current market values as quoted by independent third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.   “Accumulated other comprehensive loss,” a component of “Stockholders' equity,” included unrealized gains of zero at Dec. 31, 2006, and $20 million (pretax) at Dec. 31, 2005, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Gains or losses actually realized were based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	Dec. 31,
	2006	2005
	($ in millions)
Interest rate hedges:
Gross fair value asset position	$1	$3
Gross fair value (liability) position	--	--
Fuel hedges:
Gross fair value asset position	--	20
Gross fair value (liability) position	--	--
Total net asset (liability) position	$1	$23

17.   Commitments and Contingencies

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

NS was involved in mass tort litigation proceedings arising out of historic flooding events that occurred in West Virginia in 2001.   In 2005, one of NS’ subsidiaries was identified as the target defendant for claims related to a specific sub-watershed.   During the first quarter of 2006, the parties reached a settlement with respect to NS’ liability in this matter.   The settlement did not have a material effect on the results of operations in the first quarter or for the year.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $54 million at Dec. 31, 2006, and $58 million at Dec. 31, 2005 (of which $12 million was accounted for as a current liability at Dec. 31, 2006 and 2005).   At Dec. 31, 2006, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 172 known locations compared with 189 locations at Dec. 31, 2005.   On that date, 15 sites accounted for $29 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 172 locations, certain NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability – for acts and omissions, past, present and future - is inherent in the railroad business.   Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, can pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on financial position, results of operations or liquidity in a particular year or quarter.

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

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged ongoing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS intends to vigorously defend the action and has appealed the fines to the EHB.   In addition, NS expects the Pennsylvania Fish and Boat Commission to impose a monetary penalty on NS for damages alleged to have been caused by this accident.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $276 million primarily in connection with its capital programs through 2010, including 53 locomotives in 2007.

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

Guarantees

In a number of instances, NS and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.   Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.   The nature and timing of changes in laws or regulations applicable to NS' financings are inherently unpredictable, and therefore NS' exposure in connection with the foregoing indemnifications cannot be quantified.   No liability has been recorded related to these indemnifications.   In the case of one type of equipment financing, NSR's Japanese leveraged leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.   Such a termination would require NSR to make early termination payments that would not be expected to have a material adverse effect on NS' financial position, results of operations or liquidity.

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

As of Dec. 31, 2006, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Four other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

* * * * *

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	($ in millions, except per share amounts)
2006
Railway operating revenues	$2,303	$2,392	$2,393	$2,319
Income from railway operations	551	677	715	614
Net income	305	375	416	385
Earnings per share:
Basic	$0.74	$0.91	$1.04	$0.97
Diluted	$0.72	$0.89	$1.02	$0.95

2005
Railway operating revenues	$1,961	$2,154	$2,155	$2,257
Income from railway operations	403	592	528	594
Net income	194	424 [1]	301	362
Earnings per share:
Basic	$0.48	$1.05 [1]	$0.74	$0.89
Diluted	$0.47	$1.04 [1]	$0.73	$0.87
[1] Includes a $96 million, or 23 cents per diluted share, benefit related to a reduction of deferred income tax liabilities resulting from tax legislation enacted by Ohio ..

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of Dec. 31, 2006.   Based on such evaluation, such officers have concluded that, as of Dec. 31, 2006, NS' disclosure controls and procedures were effective to ensure that information required to be disclosed in NS’ reports under the Exchange Act is recorded, processed, summarized and reported, within time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The management of Norfolk Southern is responsible for establishing and maintaining adequate internal control over financial reporting.   The Corporation’s internal control over financial reporting includes those policies and procedures that pertain to its ability to record, process, summarize and report reliable financial data.   Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.   Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.   Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of Dec. 31, 2006.   This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of Dec. 31, 2006 ..

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

During the fourth quarter of 2006, management has not identified any changes in NS' internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

Item 9B.   Other Information ..

None.

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.   Directors, Executive Officers and Corporate Governance ..

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, which definitive Proxy Statement will be filed electronically with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A no later than May 1, 2007.   The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.   Executive Compensation ..

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information:

·          appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2006 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”

·          appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End” table and the “Option Exercises and Stock Vested” table, and the information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and Potential Payments Upon a Change in Control or Other Termination of Employment;” and

·          appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,”

in each case included in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 12, Part III, Item 403 of Regulation S-K, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2007.

Equity Compensation Plan Information (as of Dec. 31, 2006 )

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
Plan	outstanding options,	options, warrants	securities reflected
Category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders[1]	23,160,692	$24.68(4)	9,288,283(5)

Equity compensation
plans not approved by
security holders[2]	2,417,634 (3)	$33.87(3)	2,574,700 (6)

Total	25,578,326		11,862,983

[1] The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2] The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred
Stock Option Plan and the Directors' Restricted Stock Plan.
[3] Includes options and performance share units granted under the Long-Term Incentive Plan on 212,567 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[4] Calculated without regard to 3,301,800 outstanding performance share units at Dec. 31, 2006.
[5] Of the shares remaining available for grant under plans approved by stockholders, 7,642,110 are available for grant as restricted shares, performance shares or restricted stock unit shares under the Long-Term Incentive Plan.
[6] Of the shares remaining available for grant under plans not approved by stockholders, 36,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan.

Norfolk Southern Corporation Long-Term Incentive Plan (“LTIP”)

Established on June 28, 1983, and approved by stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for non-employee directors, officers and other key employees to acquire a proprietary interest in the Corporation.   On Jan. 23, 2001, the Board of Directors further amended LTIP and approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern.  The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.  Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.  Also on Jan. 23, 2001, the Board amended LTIP, which amendment was approved by shareholders on May 10, 2001, that included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Norfolk Southern Common Stock.

Pursuant to another amendment approved by stockholders on May 12, 2005, not more than 8.5 million of the shares remaining available for issuance under LTIP may be awarded as restricted shares, performance shares or restricted stock unit shares.   Cash payments of restricted stock units, stock appreciation rights and performance share units will not be applied against the maximum number of shares issuable under LTIP.   Any shares of Common Stock subject to options, performance share units or restricted stock units which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

Non-employee directors, officers and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.   Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance share units.   In addition, dividend equivalents may be awarded for options, restricted stock units and performance share units. The Committee may establish such terms and conditions for the awards as provided in LTIP.

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

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern’s performance during that three-year period.  For the 2006 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the committee: (1) three-year average return on average capital invested, (2) three-year average operating ratio and (3) three-year total return to stockholders.  Performance share units may be payable in either shares of Norfolk Southern Common Stock or cash.

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

Norfolk Southern Corporation Thoroughbred Stock Option Plan

The Board adopted the Norfolk Southern Corporation Thoroughbred Stock Option Plan (“TSOP”) on Jan. 26, 1999, to promote the success of Norfolk Southern by providing an opportunity for nonagreement employees to acquire a proprietary interest in Norfolk Southern and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and s ki lls to the advancement, betterment, and prosperity of Norfolk Southern and its stockholders.   TSOP has not been and is not required to have been approved by stockholders.   Six million shares of authorized but unissued Common Stock were reserved for issuance under TSOP.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.   Under TSOP, the Compensation Committee of the Board of Directors may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence ..

In accordance with General Instruction G(3), information called for by Item 13, Part III, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2007.

Item 14.   Principal Accountant Fees and Services.

In accordance with General Instruction G(3), information called for by Item 14, Part III is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, which definitive proxy statement will be filed electronically with the Commission pursuant to Regulation 14A no later than May 1, 2007.

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits and Financial Statement Schedules ..

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K40
		Reports of Independent Registered Public Accounting Firm	K41
		Consolidated Statements of Income, Years ended Dec. 31, 2006, 2005 and 2004	K44
		Consolidated Balance Sheets As of Dec. 31, 2006 and 2005	K45
		Consolidated Statements of Cash Flows, Years ended Dec. 31, 2006, 2005 and 2004	K46
Consolidated Statements of Changes in Stockholders' Equity, Years ended
		Dec. 31, 2006, 2005 and 2004	K47
		Notes to Consolidated Financial Statements	K48

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K93

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit
Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated
By reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5, 2001.

3(ii)		The Bylaws of Norfolk Southern Corporation, as amended Jan. 23, 2006, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on
Jan. 27, 2006.

4		Instruments Defining the Rights of Security Holders, Including Indentures:

(a)

Indenture, dated as of Jan. 15, 1991, from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation's Registration Statement on Form S-3 (No.   33-38595).

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

(e)

Fourth Supplemental Indenture, dated as of Feb. 6, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on Feb. 7, 2001.

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

(h)

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

(j)

Indenture, dated Aug. 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004.

(k)

First Supplemental Indenture, dated Aug. 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004.

(l)

Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005.

(m)

Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

(n)

Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

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

(d)

Shared Assets Area Operating Agreement for North Jersey , dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(e)

Shared Assets Area Operating Agreement for South Jersey/ Philadelphia , dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(f)

Shared Assets Area Operating Agreement for Detroit , dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(g)

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

(h)

Amendment No.   2, dated as Jan. 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation's Form 10-K filed on Feb. 21, 2002.

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

(j)

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(k)

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

*(m)

The Norfolk Southern Corporation Executive Management Incentive Plan, effective Jan. 25, 2005, is incorporated by reference herein from Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on May 13, 2005.

*(n)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective Jan. 25, 2005, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on May 13, 2005.

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

*(r)

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective Jan. 1, 1994, as restated Nov. 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999.

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

*(u)

The Norfolk Southern Corporation Directors' Charitable Award Program, effective Feb. 1, 1996, is incorporated herein by reference to Exhibit 10(v) to Norfolk Southern Corporation's Form 10-K filed on Feb. 21, 2002.

*(v)

The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective Jan. 28, 2003, is incorporated herein by reference to Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

*(w)

Form of Agreement, dated as of Oct. 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on Nov. 9, 2001.   The agreement was entered into with L. Ike Prillaman, Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, Vice Chairman and Chief Financial Officer.

(x)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective Jan. 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

*(y)

The Norfolk Southern Corporation Restricted Stock Unit Plan, effective Jan. 28, 2003, is incorporated herein by reference to Exhibit 10(bb) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

*(z)

The Norfolk Southern Corporation Executive Life Insurance Plan, as amended, effective Oct. 1, 2003, is incorporated herein by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 31, 2003.

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

(dd)

Tax Allocation Agreement, dated as of Aug. 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Sept. 2, 2004.

(ee)

Credit Agreement dated as of Aug. 31, 2004, between Norfolk Southern Corporation and various lenders, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Sept. 7, 2004.

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

*(gg)

The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

*(hh)

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005.

*(ii)

Form of 2006 Restricted Share and Restricted Stock Unit Agreement under the Norfolk Southern Corporation Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005.

*(jj)

Form of 2005 Performance Share Unit Award under the Norfolk Southern Corporation Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005.

*(kk)	Revised annual salaries for certain named executive officers are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005.

(ll)

The Transaction Agreement, dated as of Dec. 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(mm)	Amendment No. 1, dated as of Jan. 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and the Kansas City Southern Railroad.

*(nn)

The retirement agreement, dated Jan. 27, 2006, between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(oo)

The waiver agreement, dated Jan. 27, 2006, between Norfolk Southern Corporation and David R. Goode, providing for the waiver of forfeiture provisions otherwise applicable to certain restricted shares and restricted stock units upon retirement, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(pp)	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(qq)

The retirement agreement, dated Mar. 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Mar. 31, 2006.

*(rr)

The waiver agreement, dated Mar. 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, providing for the waiver of forfeiture provisions otherwise applicable to certain restricted shares and restricted stock units upon retirement, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Mar. 31, 2006.

(ss)

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of Dec. 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(tt)

Limited Liability Company Agreement of Meridian Speedway , LLC, dated as of May 1, 2006, by and among The Alabama Great Southern Railroad Company and Kansas City Southern is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

*(uu)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective July 25, 2006, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 10-Q filed on July 28, 2006.

*(vv)

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 11, 2007.

*, **(ww)	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies Effective June 1, 1982, amended to and including Dec. 1, 2006.

**12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

**21	Subsidiaries of the Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**31	Rule 13a-14(a)/15d-14(a) Certifications.

**32	Section 1350 Certifications.

**99	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated herein by references.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32 and 99 are included in copies assembled for public dissemination.   All exhibits are included in the 2006 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2007.

NORFOLK SOUTHERN CORPORATION

By:    /s/ Charles W. Moorman

        Charles W. Moorman

        (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February 2007, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Charles W. Moorman	Chairman, President and Chief Executive Officer and Director
(Charles W. Moorman)	(Principal Executive Officer)

/s/ Henry C. Wolf	Vice Chairman and Chief Financial Officer
(Henry C. Wolf)	(Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

/s/ Gerald L. Baliles	Director
(Gerald L. Baliles)

/s/ Daniel A. Carp	Director
( Dan iel A. Carp)

/s/ Gene R. Carter	Director
(Gene R. Carter)

/s/ Alston D. Correll	Director
(Alston D. Correll)

/s/ Landon Hilliard	Director
(Landon Hilliard)

/s/ Burton M. Joyce	Director
( Burton M. Joyce)

/s/ Steven F. Leer	Director
(Steven F. Leer)

/s/ Jane Margaret O’Brien	Director
(Jane Margaret O'Brien)

/s/ J. Paul Reason	Director
(J. Paul Reason)

				Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2004 , 2005 and 2006
($ in millions)

		Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year ended December 31, 2004
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$14	$--	$--	$1[2]	$13
Casualty and other claims included in other liabilities	$270	$112	$48[1]	$115 [3]	$315
Current portion of casualty and other claims included in accounts payable	$218	$23	$124[1]	$143 [4]	$222

Year ended December 31, 2005
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$13	$--	$--	$3 [2]	$10
Casualty and other claims included in other liabilities	$315	$311	$--	$205 [3]	$421
Current portion of casualty and other claims included in accounts payable	$222	$92	$114 [1]	$137 [4]	$291

Year ended December 31, 2006
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$10	$--	$--	$1 [2]	$9
Casualty and other claims included in other liabilities	$421	$217	$--	$167 [3]	$471
Current portion of casualty and other claims included in accounts payable	$291	$40	$124 [1]	$154 [4]	$301

Certain comparative prior year amounts have been reclassified to conform to the current year presentation.

[1] Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

[2]Reclassifications to/from other assets.

[3] Payments and reclassifications to/from accounts payable.

[4] Payments and reclassifications to/from other liabilities.