Form 10-Q
period 2007-03-31
NORFOLK SOUTHERN CORP
filed 2007-04-27
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock (par value $1.00)	393,222,484 (excluding 20,739,624 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three Months Ended March 31, 2007 and 2006	3

		Consolidated Balance Sheets
		As of March 31, 2007, and Dec. 31, 2006	4

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information:

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.		Exhibits	26

Signatures			27

Exhibit Index			28

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	($ in millions except per share amounts)

Railway operating revenues:
Coal	$557	$559
General merchandise	1,228	1,278
Intermodal	462	466
Total railway operating revenues	2,247	2,303

Railway operating expenses:
Compensation and benefits	681	721
Materials, services and rents	497	503
Depreciation	192	183
Diesel fuel	219	231
Casualties and other claims	52	53
Other	78	61
Total railway operating expenses	1,719	1,752

Income from railway operations	528	551

Other income – net	7	35
Interest expense on debt	115	120

Income before income taxes	420	466

Provision for income taxes	135	161

Net income	$285	$305

Per share amounts:
Net income
Basic	$0.72	$0.74
Diluted	$0.71	$0.72

Dividends	$0.22	$0.16

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	Dec. 31,
	2007	2006
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$470	$527
Short-term investments	374	391
Accounts receivable, net	991	992
Materials and supplies	161	151
Deferred income taxes	185	186
Other current assets	106	153
Total current assets	2,287	2,400

Investments	1,827	1,755
Properties less accumulated depreciation	21,128	21,098
Other assets	788	775
Total assets	$26,030	$26,028

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,084	$1,181
Income and other taxes	256	205
Other current liabilities	276	216
Current maturities of long-term debt	533	491
Total current liabilities	2,149	2,093

Long-term debt	6,000	6,109
Other liabilities	1,932	1,767
Deferred income taxes	6,321	6,444
Total liabilities	16,402	16,413

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 413,962,108 and
418,200,239 shares, respectively	414	418
Additional paid-in capital	1,362	1,303
Accumulated other comprehensive loss	(364)	(369)
Retained income	8,236	8,283
Less treasury stock at cost, 20,739,624 and 20,780,638
shares, respectively	(20)	(20)
Total stockholders' equity	9,628	9,615

Total liabilities and stockholders' equity	$26,030	$26,028

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Cash flows from operating activities
Net income	$285	$305
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	194	185
Deferred income taxes	(3)	(1)
Gains and losses on properties and investments	(6)	(19)
Changes in assets and liabilities affecting operations:
Accounts receivable	1	(54)
Materials and supplies	(10)	(11)
Other current assets	31	28
Current liabilities other than debt	49	53
Other – net	45	24
Net cash provided by operating activities	586	510

Cash flows from investing activities
Property additions	(236)	(256)
Property sales and other transactions	36	52
Investments, including short-term	(289)	(354)
Investment sales and other transactions	233	267
Net cash used for investing activities	(256)	(291)

Cash flows from financing activities
Dividends	(88)	(66)
Common stock issued – net	41	183
Purchase and retirement of common stock	(276)	(67)
Debt repayments	(64)	(32)
Net cash provided by (used for) financing activities	(387)	18

Net increase (decrease) in cash and cash equivalents	(57)	237

Cash and cash equivalents
At beginning of year	527	289

At end of period	$470	$526

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$63	$63
Income taxes (net of refunds)	$8	$17

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial position as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-Based Compensation

During the first quarter of 2007, a committee of nonemployee directors of NS’ Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $51 million during the first quarter of 2007, and $84 million during the same period of 2006.   The total tax effect recognized in income in relation to stock-based compensation was $17 million and $29 million for the quarters ended March 31, 2007 and 2006, respectively.

Stock Options

In the first quarter of 2007, 1,203,300 options were granted under the LTIP and 251,000 options were granted under the TSOP.   In each case, the grant price was $49.56, which was the fair market value of Norfolk Southern Corporation Common Stock (Common Stock) on the date of grant, and the options have a term of ten years but may not be exercised prior to the third anniversary of the date of grant.   Holders of the options granted under the LTIP receive cash dividend equivalent payments for five years commensurate with dividends paid on Common Stock.

The fair value of each option award in 2007 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   The assumptions for the 2007 LTIP grant are shown in the following table:

2007

Expected volatility range	26.1% - 33.3%
Average expected volatility	33%
Average expected option life	5.6 years
Average risk-free interest rate	4.9%
Per-share grant-date fair value	$19.82

The grant-date fair value of the 2007 TSOP grant was $17.88 using the same assumptions as the 2007 LTIP grant, except a dividend yield of 1.5% was used because no dividend equivalents are paid on these options and the average expected option life was 6.5 years.

During the first quarter of 2007, 1,091,108 options were exercised yielding $26 million of cash proceeds and $15 million of tax benefits recognized as additional paid-in capital, compared with $132 million of cash proceeds and $51 million of tax benefits in the same period of 2006.

Restricted Shares and Restricted Stock Units

There were 291,450 restricted stock units granted in 2007, with a grant-date fair value of $49.56 and a five-year restriction period.   There were no restricted shares granted in 2007; however, the restricted stock units granted in 2007 will be settled through the issuance of shares of Common Stock.

During the first quarter of 2007, 247,086 restricted shares vested and 164,725 restricted units were paid out with a grant-date fair value of $22.06 per share and a fair value at vesting of $49.56 per share.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   There were 1,203,300 PSUs granted with a grant-date fair value of $49.56 in 2007.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.

During the first quarter of 2007, 717,554 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $22.02 per unit and a fair value at pay out of $49.56 per unit.

2.  Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”   FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.   Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained on examination.

Norfolk Southern adopted the provisions of FIN 48 on Jan. 1, 2007.   As a result of the implementation, NS recognized a $10 million increase to equity, $2 million of which related to investments accounted for under the equity method of accounting.   The balance for unrecognized tax benefits at Jan. 1, 2007, was $179 million.   The total amount of unrecognized tax benefits at Jan. 1, 2007, that, if recognized, would affect the effective tax rate was $44 million (net of the federal tax benefit).   NS does not expect a significant change in its unrecognized tax benefits between now and the end of 2007.

NS recognizes interest related to unrecognized tax benefits in “Other income – net” and penalties related to tax matters in “Provision for income taxes.”   At Jan. 1, 2007, the balance of interest accrued on unrecognized tax benefits and any penalties related to tax matters was $17 million and zero, respectively.

NS’ consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service (IRS).   The IRS completed its examination of the 2002 and 2003 consolidated federal income tax returns during the third quarter of 2006 and NS appealed certain adjustments proposed by the IRS.

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$284	$304
Weighted-average shares outstanding	394.2	412.4
Basic earnings per share	$0.72	$0.74

Income available to common stockholders for 2007 and 2006 reflects a $1 million reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options.

	Three Months Ended
	March 31,
	2007	2006
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$285	$305
Weighted-average shares outstanding per above	394.2	412.4
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.1	9.4
Adjusted weighted-average shares outstanding	402.3	421.8
Diluted earnings per share	$0.71	$0.72

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   none in the first quarter of 2007 and 1 million in the first quarter of 2006.

4.   Stock Purchase Program

In March 2007, NS’ Board of Directors amended NS’ share repurchase program authorizing the repurchase of up to 75 million shares of Common Stock through the end of 2010.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.

NS purchased and retired 5.6 million shares of its common stock under this program in the first quarter of 2007 at a cost of $276 million, of which $252 million was charged to retained income.   In total, NS has purchased and retired 27.4 million shares at a total cost of $1.2 billion under this program.

5.   Investment in Conrail

Through a limited liability company, Norfolk Southern Corporation ( Norfolk Southern) and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $859 million at March 31, 2007, and $849 million at Dec. 31, 2006.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Materials, services and rents" includes expenses of $33 million in the first quarter of 2007 compared with $32 million in the same period of 2006 for amounts due to CRC for operation of the Shared Assets Areas.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $5 million in the first quarter of 2007 and $6 million during the same period of 2006.

“Accounts payable” includes $62 million at March 31, 2007, and $68 million at Dec. 31, 2006, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

6.  Derivative Financial Instruments

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

Diesel Fuel Hedging

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May 2004, and the last remaining contracts were settled in the second quarter of 2006, bringing an end to this program.   First quarter 2006 diesel fuel expense included a $15 million benefit from fuel hedging activities.   There were no fuel hedging activities in 2007.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $76 million and $83 million, or about 1%, of its fixed rate debt portfolio hedged as of March 31, 2007, and Dec. 31, 2006, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS’ interest rate hedging activity resulted in decreases in interest expenses of less than $1 million for first quarter 2007 and about $1 million for first quarter 2006.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at March 31, 2007, and Dec. 31, 2006, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.

The asset and liability positions of NS' outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2007	2006
	($ in millions)
Interest rate hedges:
Gross fair value asset position	$1	$1
Gross fair value (liability) position	--	--
Total net asset (liability) position	$1	$1

7.   Pensions and Other Postretirement Benefits

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$9	$5	$5
Interest cost	23	23	12	11
Expected return on plan assets	(42)	(40)	(3)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Amortization of net losses	2	3	7	6
Net (benefit) cost	$(10)	$(4)	$19	$17

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2006, that it expected to pay $8 million to its unfunded pension plans and $45 million to its other postretirement (medical and life insurance) benefit plans in 2007 to cover benefit payments.   For the three months ended March 31, 2007, $2 million and $12 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates that prior to year end it will contribute an additional $6 million to its unfunded pension plans for a total of $8 million and an additional $33 million to fund its other postretirement benefit plans for a total of $45 million.

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2006, that $9 million of estimated net losses and $2 million of prior service cost for the defined benefit pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007.   For the first three months ended March 31, 2007, $2 million of estimated net losses and $1 million of prior service cost were amortized from accumulated other comprehensive loss.   NS presently anticipates that prior to year end it will amortize an additional $7 million of net losses and $1 million of prior service cost from accumulated other comprehensive loss for a total of $9 million and $2 million, respectively.

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2006, that $23 million of estimated net losses and $8 million of prior service benefit for the other defined benefit postretirement plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007.   For the first three months ended March 31, 2007, $7 million of estimated net losses and $2 million of prior service benefit were amortized from accumulated other comprehensive loss.   NS presently anticipates that prior to year end it will amortize an additional $16 million of net losses and $6 million of prior service benefit from accumulated other comprehensive loss for a total of $23 million and $8 million, respectively.

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Net income	$285	$305
Other comprehensive income (loss)	5	(8)

Total comprehensive income	$290	$297

“Other comprehensive income (loss)" reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs for the pension and other postretirement benefit plans, and unrealized gains and losses on available-for-sale securities, and for 2006, the fair value adjustments, to certain derivative financial instruments.

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

In 2005, NS recorded a liability related to the Jan. 6, 2005 derailment in Graniteville , SC.   The liability, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheets reflect a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   While it is reasonable to expect that the liability for covered losses could differ from the amount recorded, such a change would be offset by a corresponding change in the insurance receivable.   As a result, NS does not believe that it is reasonably likely that its net loss (the difference between the liability and future recoveries) will be materially different than the loss previously recorded.   NS expects at this time that insurance coverage is adequate to cover potential claims and settlements above its self-insurance retention.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $52 million at March 31, 2007, and $54 million at Dec. 31, 2006 (of which $12 million was accounted for as a current liability at March 31, 2007, and Dec. 31, 2006).   At March 31, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 164 known locations.   On that date, 14 sites accounted for $28 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

NSR had outstanding purchase commitments of approximately $214 million in connection with its capital programs through 2009, including $50 million for locomotives in 2007 and $123 million for gondola cars and RoadRailer® trailers.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006.   These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in note 2 to the consolidated financial statements, Norfolk Southern Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2007, we expressed an unqualified opinion on those consolidated financial statements.   Our report refers to Norfolk Southern Corporation’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 24, 2007

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ first-quarter results reflected lower revenues, as a 4% decline in traffic volume compared with a strong quarter a year ago offset higher average revenue per unit.   The decrease in revenues exceeded a decline in operating expenses, which resulted in lower income from railway operations and a higher operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 76.5% compared with 76.1% for the first quarter of 2006.

Despite the decline in operating income, cash provided by operating activities improved which, combined with a $74 million decrease in cash and short-term investment balances during the quarter, provided funding for share repurchases, capital expenditures, dividends and debt maturities.   At March 31, 2007, cash and short-term investment balances totaled $844 million.

In the first quarter of 2007, NS purchased and retired 5.6 million shares of Common Stock at a total cost of $276 million under the share repurchase program amended by the Board of Directors on March 27, 2007.   Under the amended program, the Board has authorized the repurchase of up to 75 million shares of Common Stock through the end of 2010.   In total, NS has purchased and retired 27.4 million shares at a total cost of $1.2 billion under this program.

SUMMARIZED RESULTS OF OPERATIONS

First-quarter net income was $285 million in 2007 compared with $305 million in 2006.   The decrease was principally due to lower income from railway operations, down $23 million, or 4%, and decreased nonoperating income, down $23 million, or 27%, compared with last year.   Railway operating revenues decreased $56 million, or 2%, reflecting lower traffic volumes partially offset by higher average revenues per unit, including fuel surcharges.   Railway operating expenses decreased $33 million, or 2%, largely because of lower compensation and benefits costs.   Nonoperating income was lower largely because of less gains from sales of property.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter railway operating revenues were $2.2 billion in 2007, down $56 million, or 2%, compared with the first quarter of 2006.   As shown in the following table, the decrease was the result of lower traffic volume offset in part by increased average revenue per unit.

First Quarter
2007 vs. 2006
Increase (Decrease)
($ in millions)

Traffic volume (units)	$(101)
Revenue per unit/mix	45
Total	$(56)

Traffic volume decreased 4% in the first quarter of 2007, while revenue per unit increased 2%.   The revenue per unit increase was moderated by the absence of higher-rated business, particularly traffic related to hurricane recovery efforts that lowered overall revenue per unit by 2%.

On January 26, 2007, the Surface Transportation Board (STB) issued a decision that the type of fuel surcharge imposed by NS and most other large railroads – a fuel surcharge based on a percentage of line haul revenue – would no longer be permitted for regulated traffic that moves under public (tariff) rates.   The STB gave the railroads a 90‑day transition period to adjust their fuel surcharge programs.   Effective April 1, 2007, NS discontinued assessing fuel surcharges on its local (non-intermodal) public rates.   Future adjustments to public prices will reflect ongoing market conditions.   NS does not expect that compliance with the new STB regulations will have a material effect on its financial condition, results of operations or liquidity.

Revenues, units and average revenue per unit for the commodity groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2007	2006	2007	2006	2007	2006
	($ in millions)		(in thousands)		($ per unit)

Coal	$557	$559	420.2	435.7	$1,326	$1,282
General merchandise:
Metals/construction	275	279	185.6	208.6	1,480	1,341
Chemicals	274	259	105.7	107.3	2,587	2,415
Agr./consumer prod./govt.	241	264	146.7	149.9	1,644	1,760
Automotive	227	262	132.5	154.2	1,717	1,697
Paper/clay/forest	211	214	109.3	118.4	1,936	1,806
General merchandise	1,228	1,278	679.8	738.4	1,807	1,731
Intermodal	462	466	771.5	783.1	598	595

Total	$2,247	$2,303	1,871.5	1,957.2	$1,201	$1,176

Coal

Coal revenues decreased $2 million compared with the same period last year, reflecting lower volumes (units), which   declined 4% for the quarter, that were largely offset by a 3% improvement in average revenues per unit, reflecting increased rates ..   Domestic metallurgical coal, coke and iron ore tonnage declined 24% in the first quarter due to coke furnace outages, reduced spot iron ore traffic and lower volumes of imported coke.   Utility coal tonnage decreased 2%, reflecting weather-related service disruptions in the northern service region that were partially offset by increased shipments to power plants in the southern service region.   Export coal tonnage increased 5%, reflecting loading delays at Australian ports and a weaker dollar.   Industrial coal tonnage increased 19% compared with 2006, principally due to new business and stronger demand.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   During the third quarter of 2006, a court order was entered in favor of NS, and in the fourth quarter 2006 Virginia Power filed a petition with the Virginia Supreme Court appealing this order.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to continue to be comparable to the prior year as modestly higher utility and export coal demand is expected to be tempered by continued softness in metallurgical coal and coke demand.

General Merchandise

General merchandise revenues decreased $50 million, or 4%, in the first quarter, compared with the same period last year, reflecting an 8% decline in traffic volume, which was partially offset by a 4% increase in average revenues per unit.   Automotive volumes declined 14%, due principally to production cuts at Ford, General Motors and Daimler-Chrysler.   Metals and construction volume was down 11%, principally due to reduced U.S. steel production and the temporary closing of a blast furnace, in addition to reduced demand for construction materials.   Paper, clay and forest traffic volume was down 8%, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.   Agriculture, consumer products and government volume decreased 2%, as lower government shipments, largely attributable to the absence of last year’s volume related to Hurricane Katrina’s recovery efforts, were partially offset by increases in ethanol, corn and fertilizers.   Chemicals traffic volume declined 1%, reflecting the soft housing and automotive markets. Average revenue per unit was up 4% reflecting continued market-based pricing that offset declines from less higher-rated government business.

General merchandise revenues for the second quarter are expected to continue to reflect the softening in the automotive and housing sectors of the economy; however, volumes in other commodities are expected to recover in the second half of the year.

Intermodal

Intermodal revenues decreased $4 million, or 1%, in the first quarter compared with the same period last year, as modestly lower traffic volume was partially offset by slightly higher average revenues per unit.   Premium business, which includes parcel and LTL (less-than-truckload) carriers, increased 6% as improved parcel business offset declines among LTL carriers.   Truckload volume increased 2% due to continued business growth with traditional truckload companies.   International traffic volume was even with last year as a 7% increase in East Coast port volume was offset by a 6% decline in West Coast port volume.   Triple Crown Services Company volume was down 6%, reflecting automotive production cuts and the effects of 2006 automotive plant closures.   Domestic intermodal marketing companies (IMC) volume declined 7% reflecting lower demand in the face of higher available truck capacity.   Intermodal average revenue per unit increased 1%, as gains in International and Triple Crown Services Company offset declines in Domestic, Premium and Truckload revenue per unit.

Intermodal revenues are expected to show modest growth in the second half of the year bolstered by new international business and strengthening in truckload and premium business.

Railway Operating Expenses

First-quarter railway operating expenses were $1.7 billion in 2007, down $33 million, or 2%, compared with the same period last year, largely due to lower compensation and benefits expense ..

Compensation and benefits expenses decreased $40 million, or 6%.   This decrease primarily resulted from the absence of the prior year retirement and waiver agreements with former executives as well as the cost of the regular stock-based grant to the former Chief Executive Officer who retired in the first quarter of 2006 ($24 million), reduced performance-based compensation (down $17 million), and lower stock-based compensation attributable to changes in NS’ stock price (down $14   million) resulting from the $0.31 increase in the stock price in first quarter 2007 compared with a $9.24 increase during the same period last year.   These declines were offset in part by higher costs for health and welfare benefits (up $10 million) and increased wages (up $4 million).

Materials, services and rents decreased $6 million, or 1%, as lower equipment rents and the absence of purchased services associated with the hurricane recovery traffic more than offset higher maintenance costs.

Diesel fuel expense decreased $12 million, or 5%, reflecting a 6% decline in consumption and a 5% decrease in the average price per gallon.   Last year favorable hedge settlements reduced fuel expenses by $15 million for the first quarter.

Other operating expenses increased $17 million, or 28%, principally due to higher franchise, sales and use, and property taxes.

Other Income – Net

Other income – net decreased $28 million in the first quarter, compared with the same period in 2006, principally due to lower gains on the sale of property (down $17 million) and higher expenses associated with tax credit investments (up $6 million).

NS has membership interests representing ownership in companies that own and operate facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in “Provision for income taxes” (see discussion below).

Provision for Income Taxes

The first-quarter effective income tax rate was 32.1% in 2007, compared with 34.5% last year. The decrease was largely the result of an increase in tax credits from synthetic fuel related investments.

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the Internal Revenue Code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2006, the phase-out range was $55.06 to $69.12, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2007, based on actual oil prices during the first three months and forward curve prices for the remainder of 2007, in the first quarter NS estimated a 15% phase-out of synthetic fuel credits in 2007 compared with an estimated phase-out of 45% in the first quarter of 2006.

First-quarter net income reflected a $2 million increase in net benefits from these credits, as compared with the same period in 2006, as shown below:

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel related investments	$20	$14

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel related investments	8	5
Tax credits	19	14

Total reduction of income tax expense	27	19

Effect in “Net income:”
Net benefit from synthetic fuel related investments	$7	$5

Subject to the uncertainty associated with these tax credits, the effective tax rate for the year is expected to be comparable to that of 2006.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $586 million in the first quarter of 2007 compared with $510 million in the first quarter of 2006, primarily due to favorable changes in wor ki ng capital as accounts receivable balances were stable in the current year compared with an increase in the same period last year.   NS had wor ki ng capital of $138 million at March 31, 2007, compared with $307 million at Dec. 31, 2006; the decline was largely due to share repurchases in the first quarter.   NS’ cash, cash equivalents and short-term investment balances totaled $844 million at March 31, 2007.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligations disclosure contained in NS’ Dec. 31, 2006, Form 10-K.

Cash used for investing activities was $256 million in the first quarter of 2007, compared with $291 million in the first quarter of 2006.   The decrease was principally the result of lower short-term investment purchases offset in part by a $44 million contribution to Meridian Speedway LLC, the joint venture formed in 2006 with Kansas City Southern.

Cash used for financing activities was $387 million in the first quarter of 2007, compared with cash provided of $18 million in the first quarter of 2006.   The change reflected more share repurchases as part of NS’ ongoing share repurchase program (see Note 4), fewer exercises of employee stock options and higher dividend payments.   NS expects to continue to increase its dividend, subject to business conditions, toward a goal of paying out about one-third of net income.   The timing and volume of future share purchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the issuance of long-term debt.   NS’ debt-to-total capitalization ratio was 40.4% at March 31, 2007, and 40.7% at Dec. 31, 2006.

NS currently has in place and available a $1 billion, five-year credit agreement that expires in 2009, which provides for borrowing at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at March 31, 2007, and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 under which up to $700 million of additional securities could be issued.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10‑K as of Dec. 31, 2006, with the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is discussed below in “New Accounting Pronouncement” and in Note 2.

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

Seven rail unions representing about 11,500 NS employees (Brotherhood of Locomotive Engineers and Trainmen, Brotherhood of Maintenance of Way Employes, American Train Dispatchers Association, Brotherhood of Railroad Signalmen, International Brotherhood of Blacksmiths and Boilermakers, National Conference of Firemen and Oilers, and Sheet Metal Workers International Association) are bargaining together under the auspices of the Rail Labor Bargaining Coalition (RLBC).   The railroads recently reached a tentative agreement (subject to ratification by employees) with the RLBC.

Three other unions representing about 6,500 NS employees are bargaining in a separate coalition.   These include the Transportation Communications International Union (TCU), the International Association of Machinists and Aerospace Workers (IAMAW) and the International Brotherhood of Electrical Workers (IBEW).   The United Transportation Union (UTU) representing about 8,000 NS employees is bargaining by itself.   Negotiations with these unions are being mediated by the National Mediation Board (NMB), a federal agency.   The status quo is preserved during mediation (that is, the unions may not strike and management may not change the labor agreements) while the NMB assists the parties in their efforts to reach agreement.    If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this time.

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

At March 31, 2007, NS' debt subject to interest rate fluctuations totaled $181 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2007, the average pay rate under these agreements was 6%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the first quarter of 2007, compared with reductions of about $1 million for the same period in 2006.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $52 million at March 31, 2007, and $54 million at Dec. 31, 2006, (of which $12 million was accounted for as a current liability at the end of each period).   At March 31, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 164 known locations.   On that date, 14 sites accounted for $28 million of the liability, and no individual site was considered to be material.     NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”   This Interpretation clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   NS adopted this Interpretation in the first quarter of 2007 (see Note 2).

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For more discussion about each risk factor, see Part I, Item 1A “Risk Factors” in NS’ Dec. 31, 2006 Form 10-K.   Forward-loo ki ng statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007.   Based on such evaluation, such officers have concluded that, as of March 31, 2007, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the first quarter of 2007, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

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

In three separate incidents occurring on or about Jan. 5, 2004, Jan. 31, 2005, and Oct. 20, 2006, freight trains operated by NS derailed in the Pennsylvania municipalities of Bell Township, East Deer Township (Creighton) and New Brighton, respectively, resulting in discharges of diesel fuel, lube oil and corn at Bell Township, hydrogen fluoride at Creighton and ethanol at New Brighton in alleged violation of state environmental laws and regulations.   NS is currently in discussions with the PDEP in an effort to resolve all claims arising out of these incidents.   At this time, NS believes that the combined monetary sanctions to be imposed by the PDEP will likely exceed $100,000; however, NS does not believe that the outcome of these discussions will have a material effect on its financial position, results of operations, or liquidity.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosure contained in NS’ Dec. 31, 2006, Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Jan. 1-31, 2007	1,404,464	$48.17	1,390,900	26,836,667
Feb. 1-28, 2007	1,979,520	$49.71	1,971,500	24,865,167
March 1-31, 2007	2,304,019	$48.28	2,300,000	47,565,167
Total	5,688,003(1)	$48.75	5,662,400

(1)                 Of this amount, 25,603 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million of Common Stock may be purchased through Dec. 31, 2015.   On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to Dec. 31, 2010.

Item 6.   Exhibits.

See Exhibit Index beginning on page 28 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 24, 2007	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	April 24, 2007	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

10	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 11, 2007.
*15	Letter regarding unaudited interim financial information.
*31	Rule 13a-14(a)/15d-14(a) Certifications.
*32	Section 1350 Certifications.

*           Filed herewith.