Form 10-Q
period 2007-06-30
NORFOLK SOUTHERN CORP
filed 2007-07-27
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2007

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock (par value $1.00)	393,601,723 (excluding 20,711,828 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three and Six Months Ended June 30, 2007 and 2006	3

		Consolidated Balance Sheets
		As of June 30, 2007, and Dec. 31, 2006	4

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information:

	Item 1.	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.		Exhibits	29

Signatures			30

Exhibit Index			31

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions, except per share amounts)

Railway operating revenues:
Coal	$579	$584	$1,136	$1,143
General merchandise	1,320	1,311	2,548	2,589
Intermodal	479	497	941	963
Total railway operating revenues	2,378	2,392	4,625	4,695

Railway operating expenses:
Compensation and benefits	629	637	1,310	1,358
Materials, services and rents	496	502	993	1,005
Depreciation	192	182	384	365
Diesel fuel	249	260	468	491
Casualties and other claims	46	65	98	118
Other	76	69	154	130
Total railway operating expenses	1,688	1,715	3,407	3,467

Income from railway operations	690	677	1,218	1,228

Other income – net	21	33	28	68
Interest expense on debt	111	121	226	241

Income before income taxes	600	589	1,020	1,055

Provision for income taxes	206	214	341	375

Net income	$394	$375	$679	$680

Per share amounts:
Net income
Basic	$1.00	$0.91	$1.72	$1.65
Diluted	$0.98	$0.89	$1.69	$1.61

Dividends	$0.22	$0.16	$0.44	$0.32

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	Dec. 31,
	2007	2006
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$399	$527
Short-term investments	93	391
Accounts receivable, net	1,001	992
Materials and supplies	174	151
Deferred income taxes	199	186
Other current assets	83	153
Total current assets	1,949	2,400

Investments	1,917	1,755
Properties less accumulated depreciation	21,245	21,098
Other assets	820	775
Total assets	$25,931	$26,028

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,158	$1,181
Income and other taxes	217	205
Other current liabilities	214	216
Current maturities of long-term debt	388	491
Total current liabilities	1,977	2,093

Long-term debt	5,776	6,109
Other liabilities	1,947	1,767
Deferred income taxes	6,319	6,444
Total liabilities	16,019	16,413

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 414,313,551 and
418,200,239 shares, respectively	414	418
Additional paid-in capital	1,473	1,303
Accumulated other comprehensive loss	(357)	(369)
Retained income	8,402	8,283
Less treasury stock at cost, 20,711,828 and 20,780,638
shares, respectively	(20)	(20)
Total stockholders' equity	9,912	9,615

Total liabilities and stockholders' equity	$25,931	$26,028

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	($ in millions)
Cash flows from operating activities
Net income	$679	$680
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	390	372
Deferred income taxes	(22)	(27)
Gains and losses on properties and investments	(14)	(32)
Changes in assets and liabilities affecting operations:
Accounts receivable	(9)	(59)
Materials and supplies	(24)	(14)
Other current assets	54	60
Current liabilities other than debt	25	93
Other – net	58	25
Net cash provided by operating activities	1,137	1,098

Cash flows from investing activities
Property additions	(575)	(579)
Property sales and other transactions	69	78
Investments, including short-term	(445)	(1,350)
Investment sales and other transactions	566	877
Net cash used for investing activities	(385)	(974)

Cash flows from financing activities
Dividends	(174)	(133)
Common stock issued – net	154	234
Purchase and retirement of common stock	(427)	(186)
Debt repayments	(433)	(71)
Net cash used for financing activities	(880)	(156)

Net decrease in cash and cash equivalents	(128)	(32)

Cash and cash equivalents
At beginning of year	527	289

At end of period	$399	$257

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$235	$234
Income taxes (net of refunds)	$240	$221

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial condition as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-Based Compensation

In the first quarter of 2007, a committee of non-employee directors of NS’ Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $17 million during the second quarter of 2007 and the same period of 2006.   For the first six months of 2007 and 2006, stock-based compensation expense was $68 million and $101 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation were benefits of $5 million and $6 million for the quarters ended June 30, 2007 and 2006, and benefits of $22 million and $35 million for the first six months of 2007 and 2006, respectively.

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

For the first six months of 2007, 4,284,153 options were exercised yielding $106 million of cash proceeds and $48 million of tax benefits recognized as additional paid-in capital.   For the first six months of 2006, option exercises resulted in $167 million of cash proceeds and $67 million of tax benefits.

Restricted Shares and Restricted Stock Units

There were 321,450 restricted stock units granted in 2007, with an average grant-date fair value of $50.01 and a five-year restriction period.   There were no restricted shares granted in 2007; however, the restricted stock units granted in 2007 will be settled through the issuance of shares of Common Stock.

For the first six months of 2007, 250,539 restricted shares were vested and 167,027 restricted units were paid out with a grant date fair value of $22.22 per share and a fair value at vesting of $47.82 per share.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   There were 1,203,300 PSUs granted with a grant-date fair value of $49.56 in 2007.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.

For the first six months of 2007, 717,554 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $22.02 per unit and a fair value at pay out of $49.56 per unit.

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

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$393	$374	$677	$678
Weighted-average shares outstanding	393.7	413.5	394.0	413.0

Basic earnings per share	$1.00	$0.91	$1.72	$1.65

Income available to common stockholders reflects a reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options as follows:   for the first quarters of 2007 and 2006, $1 million, and for the first six months of 2007 and 2006, $2 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$394	$375	$679	$680
Weighted-average shares outstanding per above	393.7	413.5	394.0	413.0
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.0	9.3	8.0	9.3
Adjusted weighted-average shares outstanding	401.7	422.8	402.0	422.3
Diluted earnings per share	$0.98	$0.89	$1.69	$1.61

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   none in the second and first quarters of 2007 and, for 2006, none in the second quarter and 1 million in the first quarter.

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

NS purchased and retired 8.4 million shares of its common stock under this program in the first six months of 2007 at a cost of $427 million, of which $391 million was charged to retained income.   Since inception, NS has purchased and retired 30.2 million shares at a total cost of $1.4 billion under this program.

5.   Investment in Conrail

Through a limited liability company, Norfolk Southern Corporation ( Norfolk Southern) and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $864 million at June 30, 2007, and $849 million at Dec. 31, 2006.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Materials, services and rents" includes expenses for amounts due to CRC for operation of the Shared Assets Areas of $31 million in the second quarters of 2007 and 2006, and $64 million and $63 million, respectively, for the first six months of 2007 and 2006.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $6 million and $5 million in the second quarters of 2007 and 2006, respectively, and $11 million for the first six months of 2007 and 2006.

“Accounts payable” includes $65 million at June 30, 2007, and $68 million at Dec. 31, 2006, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

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

NS has used derivative financial instruments in the past to reduce the risk of volatility in its diesel fuel costs and currently to manage its overall exposure to fluctuations in interest rates.   NS does not engage in the trading of derivatives.   Management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions.   Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Diesel Fuel Hedging

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May 2004, and the last remaining contracts were settled in the second quarter of 2006, bringing an end to this program.   Second quarter 2006 diesel fuel expense included a $5 million benefit, and the first six months of 2006, a $20 million benefit, from fuel hedging activities.   There were no fuel hedging activities in 2007.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $69 million and $83 million, or about 1%, of its fixed rate debt portfolio hedged as of June 30, 2007, and Dec. 31, 2006, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   The effect of the swaps was to reduce interest expenses by less than $1 million in the second quarter and first six months of 2007, compared with reductions of less than $1 million and $1 million for the same periods in 2006, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at June 30, 2007, and Dec. 31, 2006, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.   The total net asset position of NS' outstanding derivative financial instruments was comprised of a gross fair value asset position of $1 million at both June 30, 2007, and Dec. 31, 2006.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$6	$5
Interest cost	23	22	11	11
Expected return on plan assets	(42)	(40)	(3)	(3)
Amortization of prior service benefit	--	--	(2)	(2)
Amortization of net losses	3	3	7	6
Net (benefit) cost	$(10)	$(9)	$19	$17

	Six months ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$12	$15	$11	$10
Interest cost	46	45	23	22
Expected return on plan assets	(84)	(80)	(6)	(6)
Amortization of prior service cost (benefit)	1	1	(4)	(4)
Amortization of net losses	5	6	14	12
Net (benefit) cost	$(20)	$(13)	$38	$34

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic benefit cost is as follows:

	Six Months	Second	Year
	Ended	Half of	Ending
	June 30, 2007	2007	Dec. 31, 2007
	($ in millions)

Defined benefit pension plans:
Estimated net losses	$5	$4	$9
Prior service cost	$1	$1	$2

Defined benefit post retirement plans:
Estimated net losses	$14	$14	$28
Prior service benefit	$(4)	$(4)	$(8)

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)

Net income	$394	$375	$679	$680
Other comprehensive income (loss)	7	(4)	12	(12)

Total comprehensive income	$401	$371	$691	$668

“Other comprehensive income (loss)" in 2007 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs for the pension and other postretirement benefit plans and unrealized gains and losses on available-for-sale securities.   “Other comprehensive income (loss)” in 2006 reflects primarily, net of tax, unrealized gains and losses on available-for-sale securities and the fair value adjustments to certain derivative financial instruments.

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

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not alleged to be caused by a specific accident or event but rather are alleged to result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability to the actuarially determined amount on a quarterly basis.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $49 million at June 30, 2007, and $54 million at Dec. 31, 2006 (of which $12 million was accounted for as a current liability at the end of each period).   At June 30, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 156 known locations.   On that date, 12 sites accounted for $25 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

However, based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS is aware.   Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial condition, results of operations or liquidity.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS has appealed the fines to the EHB; the parties are actively see ki ng settlement of the matters.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney have filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations and the Pennsylvania Fish and Boat Commission has sought financial restitution, and possibly penalties, for damages alleged to have been caused by this accident.   The parties are actively see ki ng to settle these matters as well.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

Purchase Commitments

At June 30, 2007, NSR had outstanding purchase commitments of approximately $317 million primarily for coal hoppers and gondolas, RoadRailer® trailers and track material, in connection with its capital programs through 2009.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2007, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.   These consolidated financial statements are the responsibility of the Company’s management.

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

July 25, 2007

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Second quarter 2007 net income was 5% higher than the prior year due to improved income from railway operations coupled with lower interest expense and a lower effective tax rate.   The improvement in operating income resulted from a 2% reduction in operating expenses that more than offset a 1% decline in operating revenues.   The second-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 71.0% compared with 71.7% for the same period of 2006.   Diluted earnings per share rose 10% over the prior year, reflecting the rise in net income and the effect of NS’ share repurchase program.

Cash provided by operating activities improved for the first six months which, combined with a $426 million decrease in cash and short-term investment balances, provided funding for capital expenditures, debt maturities, share repurchases and dividends.   At June 30, 2007, cash and short-term investment balances totaled $492 million.

In the second quarter of 2007, NS purchased and retired 2.8 million shares of Common Stock at a total cost of $151 million under the share repurchase program amended by the Board of Directors on March 27, 2007.   The Board has authorized the repurchase of up to 75 million shares of Common Stock through the end of 2010.   Since inception, NS has purchased and retired 30.2 million shares under this program at a total cost of $1.4 billion.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2007 net income was $394 million, up $19 million, or 5%, compared with the same period last year.   The improvement primarily resulted from a $13 million rise in income from railway operations and a $10 million reduction in interest expense.   In addition, NS’ results reflected $6 million more in net benefits from synthetic fuel-related investments.

For the first six months of 2007, net income was $679 million, slightly less than the same period of 2006.   A $10 million decrease in income from railway operations and lower nonoperating income were largely offset by lower interest expense and an $8 million increase in net benefits from synthetic fuel-related investments.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second-quarter railway operating revenues were $2.4 billion in 2007, down $14 million, or 1%, compared with the second quarter of 2006.   For the first six months, railway operating revenues were $4.6 billion in 2007, down $70 million, or 1%, compared with the same period of 2006.   As shown in the following table, the decreases were the result of lower traffic volume (down 4% for both periods) offset in part by increased average revenue per unit (up 4% for the second quarter and 3% for the first six months).

	Second Quarter	First Six Months
	2007 vs. 2006	2007 vs. 2006
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (units)	$ (97)	$ (198)
Revenue per unit/mix	83	128
Total	$ (14)	$ (70)

On January 26, 2007, the Surface Transportation Board (STB) issued a decision that the type of fuel surcharge imposed by NS and most other large railroads – a fuel surcharge based on a percentage of line haul revenue – would no longer be permitted for regulated traffic that moves under public (tariff) rates.   The STB gave the railroads a 90‑day transition period to adjust their fuel surcharge programs.   During the second quarter, NS discontinued assessing fuel surcharges on its published (non-intermodal) public rates.   Future adjustments to public prices will reflect ongoing market conditions.   NS does not expect that compliance with the new STB regulations will have a material effect on its financial condition, results of operations or liquidity.

Revenues, units and average revenue per unit for the commodity groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2007	2006	2007	2006	2007	2006
	($ in millions)		(in thousands)		($ per unit)

Coal	$579	$584	434.6	448.6	$1,332	$1,304
General merchandise:
Automotive	255	276	146.9	159.8	1,733	1,726
Chemicals	297	268	109.7	107.6	2,712	2,495
Metals/construction	298	304	209.8	222.6	1,423	1,362
Agr./consumer prod./govt.	254	239	148.9	146.1	1,701	1,638
Paper/clay/forest	216	224	109.0	118.8	1,981	1,889
General merchandise	1,320	1,311	724.3	754.9	1,822	1,737

Intermodal	479	497	783.4	821.2	611	605

Total	$2,378	$2,392	1,942.3	2,024.7	$1,224	$1,182

	First Six Months
	Revenues		Units		Revenue per Unit
	2007	2006	2007	2006	2007	2006
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,136	$1,143	854.8	884.3	$1,329	$1,293
General merchandise:
Automotive	482	538	279.4	314.0	1,726	1,712
Chemicals	571	527	215.4	214.9	2,650	2,455
Metals/construction	573	583	395.4	431.2	1,450	1,351
Agr./consumer prod./govt.	495	503	295.6	296.0	1,673	1,699
Paper/clay/forest	427	438	218.3	237.2	1,958	1,847
General merchandise	2,548	2,589	1,404.1	1,493.3	1,815	1,734

Intermodal	941	963	1,554.9	1,604.3	605	600

Total	$4,625	$4,695	3,813.8	3,981.9	$1,213	$1,179

Coal

Coal revenues decreased $5 million, or 1%, in the second quarter and $7 million, or 1%, in the first six months, compared with the same periods last year.   Both decreases reflected a 3% decline in traffic volumes that offset improved average revenue per unit (up 2% for the second quarter and 3% for the first six months).   Coal, coke and iron ore tonnage by market was as follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(in thousands)

Utility	35,965	37,618	72,181	74,427
Export	3,796	2,854	7,322	6,210
Steel	5,072	5,557	8,702	10,336
Industrial	2,653	2,478	5,050	4,499
	47,486	48,507	93,255	95,472

Utility coal tonnage declined 4% in the second quarter and 3% in the first six months as high stockpile levels led to reduced shipments, despite fairly strong electric generation that was up 3% and 4%, respectively, in the NS service region.   Export coal tonnage increased 33% for the second quarter and 18% for the first six months, reflecting loading delays at Australian ports and constraints at Canadian coal ports.   Domestic metallurgical coal, coke and iron ore tonnage declined 9% in the second quarter and 16% in the first six months due to coke furnace outages and reduced spot iron ore traffic.   Industrial coal tonnage increased 7% for the second quarter and 12% for the first six months compared with 2006, principally due to new business and stronger demand.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   During the second quarter of 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the third quarter are expected to continue to trail year-ago levels; however, they are expected to be comparable to prior year levels in the fourth quarter as utility stockpiles are more normalized and export demand remains higher.

General Merchandise

General merchandise revenues increased $9 million, or 1%, in the second quarter, compared with the same period last year, reflecting a 5% increase in average revenue per unit, which was partially offset by a 4% decline in traffic volume.   For the first six months, general merchandise revenues decreased $41 million, or 2%, as a 6% decline in traffic volume was partially offset by a 5% increase in average revenue per unit.   Automotive volumes declined 8% for the second quarter and 11% for the first six months, due principally to the continuation of production cuts at Ford, General Motors and Daimler-Chrysler.   Paper, clay and forest traffic volume was down 8% for both the second quarter and first six months, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.   Metals and construction volume was down 6% for the second quarter and 8% for the first six months, principally due to lower iron, steel and coil shipments, in addition to reduced demand for construction materials.   Agriculture, consumer products and government volume increased 2% for the second quarter, but was flat for the first six months.   Increases in wheat, fertilizer, ethanol and feed shipments more than offset for the quarter, and partially offset for the first six months, lower government shipments.   The decline in government shipments for the first six months was largely attributable to the absence of last year’s volume related to Hurricane Katrina recovery efforts.   Chemicals traffic volume increased 2% for the second quarter and was up slightly for the first six months, reflecting a strengthening in plastics and industrial intermediate products during the second quarter.   Average revenue per unit was up 5% for the second quarter and first six months, reflecting continued market-based pricing ..

General merchandise revenues are expected to be flat in the third quarter, reflecting lower traffic volumes, but are expected to trend modestly higher in the fourth quarter with improved year-over-year volume and pricing.

Intermodal

Intermodal revenues decreased $18 million, or 4%, in the second quarter, and $22 million, or 2%, for the first six months, compared with the same periods last year, as lower traffic volumes (down 5% and 3%, respectively) were partially offset by slightly higher average revenue per unit (up 1% in both periods).   Truckload volume decreased 11% in the second quarter and 5% in the first six months.   Domestic intermodal marketing companies (IMC) volume declined 2% in the second quarter and 5% in the first six months.   Triple Crown Services Company (Triple Crown) volume was down 2% in the second quarter and 4% in the first six months.   The declines for Truckload, IMCs and Triple Crown were primarily due to lower national demand for dry van shipments due primarily to weakness in the housing and automotive sectors, in addition to higher capacity in the marketplace.   International traffic volume declined 5% for the quarter and 3% for the first six months, primarily driven by lower containerized import volumes, less inland rail movement of West Coast port traffic and a reduction in the repositioning of empty international containers.   The Premium business, which includes parcel and LTL (less-than-truckload) carriers, increased 5% in the second quarter and first six months, as improved parcel business offset declines among LTL carriers.   Intermodal average revenue per unit increased 1% for the second quarter and first six months, as gains in International and Triple Crown Services Company offset declines in Domestic revenue per unit.

Intermodal revenues are expected to show modest growth in the third and fourth quarters bolstered by international business and growth in Triple Crown Services.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.7 billion in 2007, down $27 million, or 2%, compared with the same period last year.   For the first six months, expenses were $3.4 billion, down $60 million, or 2%.

Compensation and benefits expenses decreased $8 million, or 1%, in the second quarter and $48 million, or 4%, in the first six months, compared with the same periods last year. The decrease for the quarter was primarily the result of lower incentive compensation ($15 million) and payroll taxes ($9 million) that were largely offset by higher health and welfare benefit costs ($9 million) and wages ($8 million).   The decline in payroll taxes was the result of a favorable resolution of a claim related to former Conrail employees that NS hired in 1999.   For the first six months, the decrease reflected lower incentive compensation ($25 million), the absence of the prior year retirement and waiver agreements with former executives as well as the cost of the regular stock-based grant to the former Chief Executive Officer ($24 million), lower stock-based compensation, largely attributable to changes in NS’ stock price ($13 million), and lower payroll taxes ($12 million).   These declines were partially offset by higher health and welfare benefit costs ($19 million) and increased wage rates ($12 million).

Materials, services and rents decreased $6 million, or 1%, in the second quarter, and $12 million, or 1%, for the first six months, compared with the same periods last year.   These decreases reflected lower volume-related equipment rents and purchased services that were partially offset by higher repair and maintenance costs.

Diesel fuel expense decreased $11 million, or 4%, for the second quarter, and $23 million, or 5%, for the first six months compared with the same periods last year.   Both declines resulted from lower average prices per gallon (down 4% in both periods) and a decline in consumption (down 3% and 4%, respectively) offset in part by the absence of hedge benefits in 2007.   Last year favorable hedge settlements reduced fuel expenses by $5 million in the second quarter and $20 million in the first six months.

Casualties and other claims expense decreased $19 million, or 29%, in the second quarter and $20 million, or 17%, for the first six months, compared with the same periods last year.   These declines were primarily due to lower derailment costs and favorable personal injury claims development that were partially offset by higher insurance premiums.

Other railway operating expenses increased $7 million, or 10%, in the second quarter and $24 million, or 18%, for the first six months, compared with the same periods last year.   The increases were primarily due to higher sales and use and property taxes, increased travel and relocation expenses and, for the first six months, higher franchise taxes.

Other Income – Net

Other income – net decreased $12 million in the second quarter and $40 million in the first six months of 2007, compared with the same periods in 2006, principally due to higher expenses associated with synthetic fuel-related tax credit investments (up $14 million for the quarter and $20 million for the first six months), lower interest income (down $10 million and $12 million, respectively) and, for the first six months, fewer gains on the sale of property (down $18 million).   These items were partially offset by higher returns from corporate-owned life insurance (up $6 million for the second quarter and $8 million for the first six months).

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

Provision for Income Taxes

The second-quarter effective income tax rate was 34.3% in 2007, compared with 36.3% last year.   For the first six months, the effective rate was 33.4% in 2007 compared with 35.5% in 2006.   The decreases were largely the result of an increase in tax credits from synthetic fuel-related investments reflecting a lower expected phase-out for the year.

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the Internal Revenue Code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2006, the phase-out range was $55.06 to $69.12, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2007, based on actual oil prices during the first six months and forward curve prices for the remainder of 2007, in the second quarter NS estimated an 18% phase-out of synthetic fuel credits in 2007 compared with an estimated phase-out of 62% in the second quarter of 2006.

Net income for the second quarter and first six months reflected a $6 million and $8 million increase, respectively, in net benefits from these credits, as compared with the same periods in 2006, as shown below:

	Second Quarter		First Six Months
	2007	2006	2007	2006
	($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel-related investments	$23	$9	$43	$23

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel-related Investments	9	4	17	9
Tax credits	20	5	39	19
Total reduction of income tax expense	29	9	56	28

Effect in “Net income:”
Net benefit from synthetic fuel-related investments	$6	$--	$13	$5

In July 2007, NS purchased a facility that produces synthetic fuel from coal, and expects to purchase another in the third quarter.   NS will be entitled to tax credits under the Internal Revenue Code for synthetic fuel produced at the two new facilities through the remainder of 2007.   Volatility in crude oil prices and changes in production levels, both of which are largely beyond NS’ control, could cause dramatic changes in the expenses and tax credits related to all of NS’ synthetic fuel investments.   The 18% phase-out equates to an average Nymex per-barrel oil price for the last six months of the year of about $71.   A one dollar change in that average price changes the net benefit by approximately $3 million.   This relationship occurs from an average price of $65, where there would be no phase-out, to about $80.   Above an average price of $80, curtailment or cessation of production of synthetic fuel may occur, resulting in a more drastic reduction to the net benefit from these investments.

The effect of the new synthetic fuel facilities, along with NS’ existing synthetic fuel investments in the second half of 2007, assuming the 18% phase-out, is projected to be as follows:

	Last Six Months of 2007
	Existing	New
	Investments	Investments	Total
	($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel-related investments	$41	$30	$71

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel- related investments	16	12	28
Tax credits	41	49	90
Total reduction of income tax expense	57	61	118

Effect in “Net income:”
Net benefit from synthetic fuel-related investments	$16	$31	$47

Based on these projections it is expected that the effective tax rate will be approximately 31% for the full year 2007.   The tax credits generated by NS’ synthetic fuel-related investments expire at the end of 2007 and, accordingly, the effective tax rate is likely to increase thereafter.   Due to the ramp up of production, about one third of the $31 million benefit, shown above, would be expected in the third quarter with the remainder in the fourth quarter.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.1 billion in the first six months of 2007, up $39 million, compared with the first six months of 2006.   NS had a wor ki ng capital deficit of $28 million at June 30, 2007, compared with wor ki ng capital of $307 million at Dec. 31, 2006; the decline was largely due to a large debt repayment and share repurchases.   NS’ cash, cash equivalents and short-term investment balances totaled $492 million at June 30, 2007.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligation amounts contained in NS’ Dec. 31, 2006, Form 10-K.   In addition, information relating to NS’ future obligations related to certain tax positions, the timing of which is uncertain, is disclosed in Note 2.

Cash used for investing activities for the first six months of 2007 was $385 million, compared with $974 million for the same period of 2006.   The decrease was principally the result of lower short-term investment purchases as more cash was used for financing activities (see below).   NS intends to commit in the third quarter of 2007 to purchase 50 locomotives, ta ki ng delivery of 35 locomotives in the fourth quarter with the remainder in the first quarter of 2008.   As a result, 2007 capital expenditures are expected to be approximately $1.4 billion.

Cash used for financing activities was $880 million in the first six months of 2007, compared with $156 million in the first six months of 2006.   The change reflected higher debt repayments, more share repurchases as part of NS’ ongoing share repurchase program (see Note 4), fewer exercises of employee stock options and higher dividend payments.   NS expects to continue to increase its dividend, subject to business conditions, toward a goal of paying out about one-third of net income.   The timing and volume of future share purchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the issuance of long-term debt.   NS’ debt-to-total capitalization ratio was 38.3% at June 30, 2007, compared with 40.7% at Dec. 31, 2006.

In the second quarter, NS amended its $1 billion credit facility to, among other things, extend the facility until 2012.   The credit facility provides for borrowing at prevailing rates and includes typical financial covenants.   There were no amounts outstanding under this facility at June 30, 2007, and NS is in compliance with all of the financial covenants.   NS also has in place a shelf registration statement on Form S-3 filed with the SEC in September 2004 under which up to $700 million of additional securities could be issued.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10‑K as of Dec. 31, 2006, with the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is discussed below in “New Accounting Pronouncement” and in Note 2.

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes.   The current bargaining round began in late 2004.

The railroads recently reached national agreements with six unions:   Brotherhood of Maintenance of Way Employees (BMWE), Brotherhood of Railroad Signalmen (BRS), International Brotherhood of Blacksmiths and Boilermakers (IBB), National Conference of Firemen and Oilers (NCF&O), Sheet Metal Workers International Association (SMWIA), and Brotherhood of Locomotive Engineers and Trainmen (BLET).   Because NS previously reached a separate agreement with the BLET, only the health and welfare provisions from the national agreement will apply to NS’ locomotive engineers.   The six unions represent about 11,300, or 44%, of NS’ unionized employees.   A tentative agreement with the American Train Dispatchers Association, representing about 1% of NS’ unionized employees, failed ratification, but it is being re-balloted by the union.

Five rail unions representing about 6,500, or 25%, of NS employees (the Transportation Communications International Union, the Brotherhood of Railway Carmen, the Transportation Workers Union, the International Association of Machinists and Aerospace Workers, and the International Brotherhood of Electrical Workers) are bargaining together.   The railroads recently reached a tentative agreement (subject to ratification by employees) with these unions.   The United Transportation Union (UTU), which represents about 8,000, or 30%, of NS’ unionized employees, is bargaining by itself.

Negotiations with the unions that have not settled are being mediated by the National Mediation Board (NMB), a federal agency.   The status quo is preserved during mediation (that is, the unions may not strike and management may not change the labor agreements) while the NMB assists the parties in their efforts to reach agreement.    If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this time.

Market Risks and Hedging Activities

NS has used derivative financial instruments in the past to reduce the risk of volatility in its diesel fuel costs and currently to manage its overall exposure to fluctuations in interest rates.

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

At June 30, 2007, NS' debt subject to interest rate fluctuations totaled $173 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial condition, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2007, the average pay rate under these agreements was 6%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the second quarter and first six months of 2007, compared with reductions of less than $1 million and $1 million for the same periods in 2006, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $49 million at June 30, 2007, and $54 million at Dec. 31, 2006, (of which $12 million was accounted for as a current liability at the end of both periods).   At June 30, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 156 known locations.   On that date, 12 sites accounted for $25 million of the liability, and no individual site was considered to be material.    NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS' financial condition, results of operations or liquidity.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS has appealed the fines to the EHB; the parties are actively see ki ng settlement of the matters.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney have filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations and the Pennsylvania Fish and Boat Commission has sought financial restitution, and possibly penalties, for damages alleged to have been caused by this accident.   The parties are actively see ki ng to settle these matters as well.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of synthetic fuel-related investments, as affected by production levels and the price of crude oil; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A “Risk Factors” in NS’ Dec. 31, 2006 Form 10-K and any updates contained herein.   Forward-loo ki ng statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.   Based on such evaluation, such officers have concluded that, as of June 30, 2007, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions seek to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS believes that the monetary penalties sought by the PDEP are excessive.   Accordingly, NS has appealed the fines to the EHB; the parties are actively see ki ng settlement of the matters.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney have filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations and the Pennsylvania Fish and Boat Commission has sought financial restitution, and possibly penalties, for damages alleged to have been caused by this accident.   The parties are actively see ki ng to settle these matters as well.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

In three separate incidents occurring on or about Jan. 5, 2004, Jan. 31, 2005, and Oct. 20, 2006, freight trains operated by NS derailed in the Pennsylvania municipalities of Bell Township, East Deer Township (Creighton) and New Brighton, respectively, resulting in discharges of diesel fuel, lube oil and corn at Bell Township, hydrogen fluoride at Creighton and ethanol at New Brighton in alleged violation of state environmental laws and regulations.   NS has reached a verbal agreement with PDEP which resolves all penalty claims arising out of these incidents, the terms of which include payment of a civil penalty of $575,000.

As of July 25, 2007, 20 antitrust class actions have been filed against NS and the other Class 1 railroads in various Federal district courts regarding fuel surcharges.   These actions are expected to be consolidated in one court by the Judicial Panel on Multidistrict Litigation.   NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.   In addition, NS received a subpoena from a state grand jury on July 13, 2007, requesting documents and materials relating to the setting of fuel surcharges.   NS intends to cooperate with the state in its investigation.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

Item 1A.   Risk Factors.

The following risk factors, which were included in NS’ 2006 Form 10-K, are amended in their entirety to read as follows.   The remaining risk factors included in NS’ 2006 Form 10-K remain unchanged and are incorporated herein by reference.

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

In addition, Congress could enact re-regulation legislation.  Economic re-regulation of the rail industry could have a significant negative impact on NS’ ability to determine prices for rail services, reduce capital spending on its rail network, reduce levels of service, and result in a material adverse effect on NS’ financial condition, results of operations or liquidity in a particular year or quarter, and in the future, would likely have a lasting material adverse effect on the value of an investment in NS.

Railroads are subject to safety regulation by the Federal Railroad Administration, which regulates most aspects of NS’ operations.   Proposed amendments to federal rail safety statutes, if enacted, could add significantly to operating costs and could have a material adverse effect on NS’ financial condition, results of operations or liquidity if NS is unable to recover those higher costs.

The operations of carriers with which NS interchanges may adversely affect its operations.   NS’ ability to provide rail service to customers in the U.S. and Canada depends in large part upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights.   Deterioration in the operations of, or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in NS’ inability to meet its customers’ demands or require NS to use alternate train routes, which could result in significant additional costs and network inefficiencies.

NS may be subject to various claims and lawsuits that could result in significant expenditures.   The nature of NS’ business exposes it to the potential for various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters.  Job-related personal injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.     FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
April 1-30, 2007	277,162	$51.26	258,500	47,306,667
May 1-31, 2007	499,865	$56.24	475,000	46,831,667
June 1-30, 2007	2,029,100	$54.82	2,023,700	44,807,967
Total	2,806,127(1)		2,757,200

(1)                 Of this amount, 48,927 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through Dec. 31, 2015.   On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to Dec. 31, 2010.

Item 4.   Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 10, 2007, at which meeting four directors were elected to serve for a term of three years and the appointment of NS’ independent registered public accounting firm was ratified.

The four directors, each of whom received a greater number of “for” votes than “withheld” votes, were elected by the following vote:

	FOR	AUTHORITY WITHHELD
Alston D. Correll	332,732,367 votes	6,907,017 votes
Landon Hilliard	330,460,324 votes	9,179,060 votes
Burton M. Joyce	332,535,652 votes	7,103,732 votes
Jane Margaret O’Brien	330,895,918 votes	8,743,466 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS’ books and records was ratified by the following vote:

FOR: 331,896,629 shares
AGAINST: 5,244,513 shares
ABSTAINED: 2,498,242 shares

Item 6.   Exhibits.

See Exhibit Index beginning on page 31 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	July 27, 2007	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	July 27, 2007	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

10.1

The Retirement Agreement, dated May 15, 2007, by and between Norfolk Southern Corporation and Henry C. Wolf, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

10.2

The Waiver Agreement, dated as of May 15, 2007, by and between Norfolk Southern Corporation and Henry C. Wolf, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

10.3*	First Amendment dated March 19, 2007, to the Master Agreement dated July 27, 1999 by and between North Carolina Railroad Company and Norfolk Southern Railway Company.
10.4

Amended and Restated Credit Agreement dated as of June 26, 2007, between Norfolk Southern Corporation and various lenders, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on June 26, 2007.

10.5*

Amendment No. 6, dated as of April 1, 2007, to the Transaction Agreement dated June 10, 1997 by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC.

10.6*	The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007.
15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*   Filed herewith.