Form 10-Q
period 2007-09-30
NORFOLK SOUTHERN CORP
filed 2007-10-25
CIK 702165

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

Large accelerated filer [X]               Accelerated filer [ ]               Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Sept. 30, 2007
Common Stock (par value $1.00)	387,240,494 (excluding 20,683,686 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three and Nine Months Ended Sept. 30, 2007 and 2006	3

		Consolidated Balance Sheets
		As of Sept. 30, 2007, and Dec. 31, 2006	4

		Consolidated Statements of Cash Flows
		Nine Months Ended Sept. 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	26

Part II.	Other Information:

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.		Exhibits	29

Signatures			30

Exhibit Index			31

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
	($ in millions, except per share amounts)

Railway operating revenues:
Coal	$578	$595	$1,714	$1,738
General merchandise	1,291	1,283	3,839	3,872
Intermodal	484	515	1,425	1,478
Total railway operating revenues	2,353	2,393	6,978	7,088

Railway operating expenses:
Compensation and benefits	619	624	1,929	1,982
Materials, services and rents	505	502	1,498	1,507
Depreciation	194	186	578	551
Diesel fuel	258	257	726	748
Casualties and other claims	33	50	131	168
Other	63	59	217	189
Total railway operating expenses	1,672	1,678	5,079	5,145

Income from railway operations	681	715	1,899	1,943

Other income – net	31	41	59	109
Interest expense on debt	107	120	333	361

Income before income taxes	605	636	1,625	1,691

Provision for income taxes	219	220	560	595

Net income	$386	$416	$1,065	$1,096

Per share amounts:
Net income
Basic	$0.99	$1.04	$2.71	$2.68
Diluted	$0.97	$1.02	$2.66	$2.62

Dividends	$0.26	$0.18	$0.70	$0.50

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	Sept. 30,	Dec. 31,
	2007	2006
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$405	$527
Short-term investments	13	391
Accounts receivable, net	1,013	992
Materials and supplies	173	151
Deferred income taxes	188	186
Other current assets	59	153
Total current assets	1,851	2,400

Investments	1,934	1,755
Properties less accumulated depreciation	21,345	21,098
Other assets	830	775
Total assets	$25,960	$26,028

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,127	$1,181
Income and other taxes	245	205
Other current liabilities	267	216
Current maturities of long-term debt	383	491
Total current liabilities	2,022	2,093

Long-term debt	5,764	6,109
Other liabilities	1,930	1,767
Deferred income taxes	6,365	6,444
Total liabilities	16,081	16,413

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; issued 407,924,180 and
418,200,239 shares, respectively	408	418
Additional paid-in capital	1,471	1,303
Accumulated other comprehensive loss	(353)	(369)
Retained income	8,373	8,283
Less treasury stock at cost, 20,683,686 and 20,780,638
shares, respectively	(20)	(20)
Total stockholders' equity	9,879	9,615

Total liabilities and stockholders' equity	$25,960	$26,028

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2007	2006
	($ in millions)
Cash flows from operating activities
Net income	$1,065	$1,096
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	587	560
Deferred income taxes	19	(42)
Gains and losses on properties and investments	(36)	(40)
Changes in assets and liabilities affecting operations:
Accounts receivable	(21)	(96)
Materials and supplies	(22)	(26)
Other current assets	80	84
Current liabilities other than debt	67	146
Other – net	72	35
Net cash provided by operating activities	1,811	1,717

Cash flows from investing activities
Property additions	(895)	(862)
Property sales and other transactions	105	86
Investments, including short-term	(568)	(1,504)
Investment sales and other transactions	758	1,739
Net cash used for investing activities	(600)	(541)

Cash flows from financing activities
Dividends	(276)	(207)
Common stock issued – net	166	240
Purchase and retirement of common stock	(769)	(916)
Debt repayments	(454)	(312)
Net cash used for financing activities	(1,333)	(1,195)

Net decrease in cash and cash equivalents	(122)	(19)

Cash and cash equivalents
At beginning of year	527	289

At end of period	$405	$270

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$279	$300
Income taxes (net of refunds)	$386	$483

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation and subsidiaries' (NS) financial condition as of Sept. 30, 2007, its results of operations for the three and nine months ended Sept. 30, 2007 and 2006, and its cash flows for the nine months ended Sept. 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-Based Compensation

In the first quarter of 2007, a committee of non-employee directors of NS’ Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $14 million during the third quarter of 2007 and a benefit of $1 million for the same period of 2006.   For the first nine months of 2007 and 2006, stock-based compensation expense was $82 million and $100 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation was a benefit of $5 million and an expense of less than $1 million for the quarters ended Sept. 30, 2007 and 2006, and benefits of $27 million and $34 million for the first nine months of 2007 and 2006, respectively.

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

For the first nine months of 2007, 4,611,841 options were exercised yielding $114 million of cash proceeds and $52 million of tax benefits recognized as additional paid-in capital.   For the first nine months of 2006, option exercises resulted in $170 million of cash proceeds and $70 million of tax benefits.

Restricted Shares and Restricted Stock Units

There were 321,450 restricted stock units granted in 2007, with an average grant-date fair value of $50.01 and a five-year restriction period.   There were no restricted shares granted in 2007; however, the restricted stock units granted in 2007 will be settled through the issuance of shares of Common Stock.

For the first nine months of 2007, 270,839 restricted shares were vested and 167,027 restricted units were paid out with a grant date fair value of $23.11 and $22.22 per share, respectively, and a fair value at vesting of $48.21 and $47.82 per share, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   There were 1,203,300 PSUs granted with a grant-date fair value of $49.56 in 2007.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.

For the first nine months of 2007, 717,554 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $22.02 per unit and a fair value at pay out of $49.56 per unit.

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

Norfolk Southern adopted the provisions of FIN 48 on Jan. 1, 2007.   As a result of the implementation, NS recognized a $10 million increase to equity, $2 million of which related to investments accounted for under the equity method of accounting.   The balance for unrecognized tax benefits at Jan. 1, 2007, was $179 million, of which $44 million (net of the federal tax benefit) would affect the effective tax rate if recognized.   Primarily due to changes in estimates upon the filing of 2006 tax returns, the Jan. 1, 2007, balance for unrecognized tax benefits has declined by $19 million, principally for tax positions for which only the timing of deductibility is uncertain.   NS does not expect a significant change in the remaining Jan. 1, 2007, unrecognized tax benefits between now and the end of 2007.

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

In the third quarter of 2007, Illinois enacted tax legislation that modifies the way in which transportation companies apportion their taxable income to the state.   The change resulted in an increase in NS’ deferred income tax liability in the third quarter, as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which increased deferred tax expense by $19 million.

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$384	$414	$1,061	$1,092
Weighted-average shares outstanding	389.0	402.0	392.3	409.3

Basic earnings per share	$0.99	$1.04	$2.71	$2.68

Income available to common stockholders reflects a reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options as follows:   for the third quarters of 2007 and 2006, $2 million, and for the first nine months of 2007 and 2006, $4 million.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$386	$416	$1,065	$1,096
Weighted-average shares outstanding per above	389.0	402.0	392.3	409.3
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.4	7.9	8.2	8.8
Adjusted weighted-average shares outstanding	397.4	409.9	400.5	418.1
Diluted earnings per share	$0.97	$1.02	$2.66	$2.62

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   none in the third, second and first quarters of 2007 and, for 2006, 1 million in the third quarter, none in the second quarter and 1 million in the first quarter.

4.   Stock Purchase Program

In March 2007, NS’ Board of Directors amended NS’ share repurchase program authorizing the repurchase of up to 75 million shares of Common Stock through the end of 2010.   The timing and volume of any purchases will be guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from financings.

NS purchased and retired 15.1 million shares of its common stock under this program in the first nine months of 2007 at a cost of $769 million, of which $702 million was charged to retained income.   Since inception, NS has purchased and retired 36.9 million shares at a total cost of $1.7 billion under this program.

5.   Investment in Conrail

Through a limited liability company, Norfolk Southern Corporation ( Norfolk Southern) and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $874 million at Sept. 30, 2007, and $849 million at Dec. 31, 2006.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Materials, services and rents" includes expenses for amounts due to CRC for operation of the Shared Assets Areas of $30 million in each of the third quarters of 2007 and 2006, and $94 million and $93 million, respectively, for the first nine months of 2007 and 2006.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $10 million and $9 million in the third quarters of 2007 and 2006, respectively, and $21 million and $20 million for the first nine months of 2007 and 2006, respectively.

“Accounts payable” includes $76 million at Sept. 30, 2007, and $68 million at Dec. 31, 2006, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million in long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

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

Diesel Fuel Hedging

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May 2004, and the last remaining contracts were settled in the second quarter of 2006, bringing an end to this program.   There was no reduction in diesel fuel expense in the third quarter of 2006, but a $20 million benefit, from fuel hedging activities, for the first nine months of 2006.   There was no fuel hedging activity in 2007.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $65 million and $83 million, or about 1%, of its fixed rate debt portfolio hedged as of Sept. 30, 2007, and Dec. 31, 2006, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   The effect of the swaps was to reduce interest expenses by less than $1 million in the third quarter and first nine months of 2007 as well as the same periods in 2006, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at Sept. 30, 2007, and Dec. 31, 2006, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.   The total net asset position of NS' outstanding derivative financial instruments was comprised of a gross fair value asset position of $1 million at both Sept. 30, 2007, and Dec. 31, 2006.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended Sept. 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$5	$5
Interest cost	23	21	11	10
Expected return on plan assets	(42)	(39)	(2)	(2)
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Amortization of net losses	2	3	7	7
Net (benefit) cost	$(10)	$(8)	$19	$18

	Nine months ended Sept. 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$18	$21	$16	$15
Interest cost	69	66	34	32
Expected return on plan assets	(126)	(119)	(8)	(8)
Amortization of prior service cost (benefit)	2	2	(6)	(6)
Amortization of net losses	7	9	21	19
Net (benefit) cost	$(30)	$(21)	$57	$52

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic benefit cost is as follows:

	Nine Months	Fourth	Year
	Ended	Quarter of	Ending
	Sept. 30, 2007	2007	Dec. 31, 2007
	($ in millions)

Defined benefit pension plans:
Estimated net losses	$7	$2	$9
Prior service cost	$2	$--	$2

Defined benefit post retirement plans:
Estimated net losses	$21	$7	$28
Prior service benefit	$(6)	$(2)	$(8)

8.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
	($ in millions)

Net income	$386	$416	$1,065	$1,096
Other comprehensive income (loss)	4	2	16	(10)
Total comprehensive income	$390	$418	$1,081	$1,086

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $47 million at Sept. 30, 2007, and $54 million at Dec. 31, 2006 (of which $12 million was accounted for as a current liability at the end of each period, respectively).   At Sept. 30, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 155 known locations.   On that date, 13 sites accounted for $25 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   PDEP’s actions sought to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS appealed the fines to the EHB.   The Pennsylvania Fish and Boat Commission sought financial restitution for damages alleged to have been caused by this accident.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations.   NS has reached a settlement agreement with all Commonwealth of Pennsylvania parties, subject to execution of a written agreement and the passage of statutory comment and appeal periods.   Pursuant to that agreement, which will resolve all claims by the Commonwealth for civil liability resulting from the derailment and spill, NS will pay approximately $7.35 million in restitution to compensate for all natural resource damages and the agencies’ response costs caused by the derailment and spill.   NS has also reached a verbal agreement with the Pennsylvania Attorney General and the McKean County District Attorney, under which NS will plead no contest and pay a fine of approximately $250,000 to the Attorney General’s office to resolve the misdemeanor charges brought against it as a result of the derailment.

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

Purchase Commitments

At Sept. 30, 2007, NSR had outstanding purchase commitments of approximately $415 million primarily for coal hoppers, locomotives, RoadRailer® trailers, track material and gondolas in connection with its capital programs through 2009.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2007, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.   These consolidated financial statements are the responsibility of the Company’s management.

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

October 25, 2007

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ third quarter 2007 results reflected continued weakness in the overall economy that dampened freight transportation demand.   Railway operating revenues decreased 2% as a 4% reduction in traffic volume was only partially offset by higher average revenue per unit.   Railway operating expenses were about even with the third quarter of 2006, and the railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 71.1% compared with 70.1% for the third quarter of 2006.

Cash provided by operating activities for the first nine months was $1.8 billion and provided funding for capital expenditures, debt maturities and dividends.   Cash and short-term investment balances were used to fund third-quarter repurchases of 6.7 million shares of Common Stock at a total cost of $341 million.  At Sept. 30, 2007, cash and short-term investment balances totaled $418 million.

SUMMARIZED RESULTS OF OPERATIONS

Third-quarter 2007 net income was $386 million, down $30 million, or 7%, compared with the same period last year.   The decline primarily resulted from a $34 million decrease in income from railway operations and a $10 million decline in nonoperating income which were partially offset by a $13 million reduction in interest expense.   In addition, third quarter net income was reduced by a $19 million increase in deferred tax expense resulting from an Illinois tax law change.

For the first nine months of 2007, net income was $1.1 billion, down $31 million, or 3%, compared with the same period of 2006.   A $44 million decrease in income from railway operations, lower nonoperating income and the effects of the Illinois tax law change were partially offset by lower interest expense and a $9 million increase in net benefits from synthetic fuel-related investments.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third-quarter railway operating revenues were $2.4 billion in 2007, down $40 million, or 2%, compared with the third quarter of 2006.   For the first nine months, railway operating revenues were $7.0 billion in 2007, down $110 million, or 2%, compared with the same period of 2006.   As shown in the following table, the decreases were the result of lower traffic volume (down 4% for both periods) offset in part by increased average revenue per unit (up 2.5% for the third quarter and 2.7% for the first nine months).

	Third Quarter	First Nine Months
	2007 vs. 2006	2007 vs. 2006
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (units)	$ (98)	$ (296)
Revenue per unit/mix	58	186
Total	$ (40)	$ (110)

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

Revenues, units and average revenue per unit for the commodity groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2007	2006	2007	2006	2007	2006
	($ in millions)		(in thousands)		($ per unit)

Coal	$578	$595	427.3	436.7	$1,353	$1,362
General merchandise:
Chemicals	297	286	108.0	109.1	2,748	2,612
Metals/construction	287	316	200.3	219.1	1,433	1,441
Agr./consumer prod./govt.	264	239	151.4	147.9	1,747	1,617
Automotive	221	211	123.5	119.3	1,784	1,774
Paper/clay/forest	222	231	108.5	117.6	2,045	1,964
General merchandise	1,291	1,283	691.7	713.0	1,866	1,799

Intermodal	484	515	790.1	841.2	612	614

Total	$2,353	$2,393	1,909.1	1,990.9	$1,232	$1,202

	First Nine Months
	Revenues		Units		Revenue per Unit
	2007	2006	2007	2006	2007	2006
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,714	$1,738	1,282.1	1,321.0	$1,337	$1,316
General merchandise:
Chemicals	868	813	323.4	324.0	2,683	2,508
Metals/construction	860	899	595.7	650.3	1,444	1,382
Agr./consumer prod./govt.	759	742	447.0	443.9	1,698	1,672
Automotive	703	749	402.9	433.3	1,744	1,729
Paper/clay/forest	649	669	326.8	354.8	1,987	1,886
General merchandise	3,839	3,872	2,095.8	2,206.3	1,832	1,755

Intermodal	1,425	1,478	2,345.0	2,445.5	607	605

Total	$6,978	$7,088	5,722.9	5,972.8	$1,219	$1,187

Coal

Coal revenues decreased $17 million, or 3%, in the third quarter and $24 million, or 1%, in the first nine months, compared with the same periods last year.   For the third quarter, the decrease reflected a 2% decline in carloads and a 1% decline in average revenue per unit.   For year-to-date, the decrease reflected a 3% decline in carloads that offset a 2% increase in the average revenue per unit.   For both periods, tonnage handled showed smaller decreases reflecting increases in tons per carload.   Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in thousands)

Utility	35,577	36,576	107,758	111,003
Export	4,050	2,810	11,372	9,020
Steel	4,856	5,627	13,558	15,963
Industrial	2,362	2,308	7,412	6,807
	46,845	47,321	140,100	142,793

Utility coal tonnage declined 3% in the third quarter and in the first nine months as high stockpile levels led to reduced shipments, despite fairly strong electric generation that was up 4% in both periods in the NS service region.   Export coal tonnage increased 44% for the third quarter and 26% for the first nine months, reflecting loading delays at Australian ports and increased demand due to a lower valued dollar.   Domestic metallurgical coal, coke and iron ore tonnage declined 14% in the third quarter and 15% in the first nine months due to coke furnace outages, mine production outages and reduced spot iron ore traffic.   Industrial coal tonnage increased 2% for the third quarter and 9% for the first nine months compared with 2006, principally due to new business and stronger demand.

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

Coal revenues in the fourth quarter are expected to be up slightly compared to prior year levels, as higher average revenue per unit and continued strength in the export markets are anticipated to offset weaker demand from utilities.

General Merchandise

General merchandise revenues increased $8 million, or 1%, in the third quarter, compared with the same period last year, reflecting a 4% increase in average revenue per unit, which was partially offset by a 3% decline in traffic volume.   For the first nine months, general merchandise revenues decreased $33 million, or 1%, as a 5% decline in traffic volume was partially offset by a 4% increase in average revenue per unit.   The improvement in average revenue per unit for both periods reflected continued market-based pricing in all groups ..

Chemicals traffic volume decreased 1% for the third quarter and was down slightly for the first nine months, reflecting a weakening in plastics during the third quarter.   Metals and construction volume was down 9% for the third quarter and 8% for the first nine months, principally due to lower iron, steel and coil shipments, in addition to reduced demand for construction materials.   Agriculture, consumer products and government volume increased 2% for the third quarter and 1% for the first nine months.   Increases in fertilizer, feed, soybeans, flour, sweeteners, and ethanol shipments more than offset lower government shipments.   The decline in government shipments for the first nine months was largely attributable to the absence of last year’s volume related to Hurricane Katrina recovery efforts.   Automotive volumes increased 4% for the third quarter, but decreased 7% for the first nine months.   The increase for the quarter reflected higher traffic volumes as Ford, Toyota and Chrysler increased production, and compared with a weak third quarter 2006.   The decline for the year-to-date reflected lower traffic volumes resulting from softness in demand for vehicles as well as parts.   Paper, clay and forest traffic volume was down 8% for the third quarter and first nine months, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.

General merchandise revenues are expected to trend modestly higher in the fourth quarter as improved year-over-year pricing should continue to offset modestly lower traffic volume.

Intermodal

Intermodal revenues decreased $31 million, or 6%, in the third quarter, and $53 million, or 4%, for the first nine months, compared with the same periods last year, primarily due to lower traffic volumes (down 6% and 4%, respectively).   Intermodal average revenue per unit was flat for the third quarter and first nine months.

Truckload volume decreased 14% in the third quarter and 8% in the first nine months.   Domestic intermodal marketing companies (IMCs) volume declined 5% in the third quarter and first nine months.   Triple Crown Services Company (Triple Crown) volume was down 1% in the third quarter and 3% in the first nine months.

The declines for Truckload, IMCs and Triple Crown were primarily due to lower national demand for dry van shipments primarily resulting from weakness in the housing and automotive sectors.

·          International traffic volume declined 5% for the quarter and 4% for the first nine months, primarily driven by reduced shipment of empty international containers, and less inland rail movement of West Coast port traffic.

·          The Premium business, which includes parcel and LTL (less-than-truckload) carriers, decreased 3% in the third quarter, but increased 2% in the first nine months as improved parcel business offset declines among LTL carriers.

Intermodal revenues in the fourth quarter are expected to be about even with the fourth quarter of last year.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.7 billion in 2007, down $6 million, or less than 1%, compared with the same period last year.   For the first nine months, expenses were $5.1 billion, down $66 million, or 1%.

Compensation and benefits expenses decreased $5 million, or 1%, in the third quarter and $53 million, or 3%, in the first nine months, compared with the same periods last year. The decrease for the quarter was primarily the result of lower expenses for incentive compensation (down $10 million) and volume-related payroll (down $10 million) that were largely offset by higher stock-based compensation costs (up $15 million).   For the first nine months, the decrease reflected lower incentive compensation (down $35 million), the absence of the prior year retirement and waiver agreements with former executives as well as the cost of the regular stock-based grant to the former Chief Executive Officer ($24 million), lower volume-related payroll (down $22 million) and lower payroll taxes (down $12 million), which included a favorable resolution of a claim in the second quarter, that were partially offset by increased wage rates (up $20 million), and higher medical costs (up $21 million).

Materials, services and rents increased $3 million, or 1%, in the third quarter, but decreased $9 million, or 1%, for the first nine months, compared with the same periods last year.   Higher maintenance and repair expenses were partially offset for the quarter and completely offset for the year-to-date by lower volume-related equipment rents.

Diesel fuel expense increased $1 million for the third quarter, but decreased $22 million, or 3%, for the first nine months compared with the same periods last year.   For the quarter, higher prices offset a 5% drop in consumption.   The year-to-date decline resulted from lower consumption (down 5%) and a modest decrease in price offset in part by the absence of hedge benefits in 2007.   Last year favorable hedge settlements reduced fuel expenses by $20 million in the first half of the year.

Casualties and other claims expense decreased $17 million, or 34%, in the third quarter and $37 million, or 22%, for the first nine months, compared with the same periods last year.   The decline for the quarter reflected favorable personal injury and lading claims development, as well as a $5 million favorable settlement of a global insurance claim from Conrail’s legacy policies.   In addition, the year-to-date decrease reflected lower derailment costs.

Other railway operating expenses increased $4 million, or 7%, in the third quarter and $28 million, or 15%, for the first nine months, compared with the same periods last year.   The increases were primarily due to higher property, sales and use, and franchise taxes.

Other Income – Net

Other income – net decreased $10 million in the third quarter and $50 million in the first nine months.   Interest income decreased $11 million for the quarter and $24 million for the first nine months, while gains on the sale of property and investments increased $14 million for the quarter and $4 million for the first nine months.   In addition, the quarter reflected lower returns from corporate-owned life insurance (down $8 million) and the first nine months included higher expenses associated with synthetic fuel-related tax credit investments (up $19 million).

NS purchased a facility that produces synthetic fuel from coal in July 2007 and a second facility in August 2007.   NS also has membership interests representing ownership in companies that own and operate facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in “Provision for income taxes” (see discussion below).

Provision for Income Taxes

The third-quarter effective income tax rate was 36.2% in 2007, compared with 34.6% last year.   For the first nine months, the effective rate was 34.5% in 2007 compared with 35.2% in 2006.   The increase for the quarter was the result of deferred tax accruals arising from the Illinois tax legislation enacted in August (see Note 2).   For the first nine months, an increase in tax credits from synthetic fuel-related investments largely offset the expenses associated with the Illinois tax legislation.

NS’ interests in synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the Internal Revenue Code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil determined by the Secretary of the Treasury by April 1 of the following year.   In 2006, the phase-out range was $55.06 to $69.12, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price of a barrel of oil for 2007, based on actual oil prices during the first nine months and forward curve prices for the remainder of 2007, in the third quarter NS estimated a 43% phase-out of synthetic fuel credits in 2007 compared with an estimated phase-out of 36% in the third quarter of 2006.

Net income for the third quarter and first nine months reflected a $1 million and $9 million increase, respectively, in net benefits from these credits, as compared with the same periods in 2006, as shown below:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel-related investments	$18	$19	$61	$42

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel-related Investments	7	7	24	16
Tax credits	18	18	57	37
Total reduction of income tax expense	25	25	81	53

Effect in “Net income:”
Net benefit from synthetic fuel-related investments	$7	$6	$20	$11

The net benefits from these investments were higher in both periods, notwithstanding the higher phase-out, because of increased production, particularly from the new facilities.

Volatility in crude oil prices and changes in production levels, both of which are largely beyond NS’ control, could cause dramatic changes in the expenses and tax credits related to all of NS’ synthetic fuel investments.   The 43% phase-out equates to an average Nymex per-barrel oil price for the last three months of the year of about $81.   A one dollar change in that average price changes the net benefit by almost $2 million.

The effect of the new synthetic fuel facilities, along with NS’ existing synthetic fuel investments in the fourth quarter of 2007, assuming the 43% phase-out, is projected to be as follows:

	Last Three Months of 2007
	Existing	New
	Investments	Investments	Total
	($ in millions)

Effect in “Other income – net:”
Expenses on synthetic fuel-related investments	$13	$18	$31

Effect in “Provision for income taxes:”
Tax benefit of expenses on synthetic fuel- related investments	5	7	12
Tax credits	12	23	35
Total reduction of income tax expense	17	30	47

Effect in “Net income:”
Net benefit from synthetic fuel-related investments	$4	$12	$16

Based on these projections it is expected that the effective tax rate will be approximately 34% for the full year 2007.   The tax credits generated by NS’ synthetic fuel-related investments expire at the end of 2007 and, accordingly, the effective tax rate is likely to increase thereafter.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.8 billion in the first nine months of 2007, compared with $1.7 billion in the first nine months of 2006.   NS had a wor ki ng capital deficit of $171 million at Sept. 30, 2007, compared with wor ki ng capital of $307 million at Dec. 31, 2006; the change was largely the result of reduced cash and short-term investment balances.   NS’ cash, cash equivalents and short-term investment balances totaled $418 million at Sept. 30, 2007.   NS expects that cash on hand combined with cash flow from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligation amounts contained in NS’ Dec. 31, 2006, Form 10-K, except for the commitment to purchase 50 locomotives, discussed below.   In addition, information relating to NS’ future obligations related to certain tax positions, the timing of which is uncertain, is disclosed in Note 2.

Cash used for investing activities for the first nine months of 2007 was $600 million, compared with $541 million for the same period of 2006, reflecting lower investment sales net of purchases and higher property additions.   NS committed in the third quarter of 2007 to purchase 50 locomotives, ta ki ng delivery of 20 locomotives in the fourth quarter with the remainder in the first quarter of 2008.   As a result, 2007 capital expenditures are expected to be approximately $1.4 billion.

Cash used for financing activities was $1.3 billion in the first nine months of 2007, compared with $1.2 billion in the first nine months of 2006.   The change reflected higher debt repayments, increased dividend payments and fewer exercises of employee stock options that were partially offset by fewer share repurchases as part of NS’ ongoing share repurchase program (see Note 4).   NS expects to continue to increase its dividend, subject to business conditions, toward a goal of paying out about one-third of net income.   The timing and volume of future share purchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources are likely to include proceeds from financings.   NS’ debt-to-total capitalization ratio was 38.4% at Sept. 30, 2007, compared with 40.7% at Dec. 31, 2006.

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

The most recent bargaining round began in late 2004.   Since that time, the railroads have reached agreements that extend through 2009 with all of the major rail unions except the United Transportation Union (UTU) and the International Association of Machinists (IAM).   The unions with which the railroads have reached agreement represent about two-thirds of NS’ unionized employees.   A tentative agreement with IAM failed ratification.

Because NS previously reached separate agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements will apply to NS’ locomotive engineers and ATDA-represented dispatchers.   NS has also reached a further tentative agreement (subject to ratification by employees) that would extend its contract with BLET through 2014.

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

At Sept. 30, 2007, NS' debt subject to interest rate fluctuations totaled $169 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial condition, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2007, the average pay rate under these agreements was 6%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the third quarter and first nine months of 2007, compared with reductions of less than $1 million and $1 million for the same periods in 2006, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $47 million at Sept. 30, 2007, and $54 million at Dec. 31, 2006, (of which $12 million was accounted for as a current liability at the end of both periods).   At Sept. 30, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 155 known locations.   On that date, 13 sites accounted for $25 million of the liability, and no individual site was considered to be material.    NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   PDEP’s actions sought to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS appealed the fines to the EHB.   The Pennsylvania Fish and Boat Commission sought financial restitution for damages alleged to have been caused by this accident.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations.   NS has reached a settlement agreement with all Commonwealth of Pennsylvania parties, subject to execution of a written agreement and the passage of statutory comment and appeal periods.   Pursuant to that agreement, which will resolve all claims by the Commonwealth for civil liability resulting from the derailment and spill, NS will pay approximately $7.35 million in restitution to compensate for all natural resource damages and the agencies’ response costs caused by the derailment and spill.   NS has also reached a verbal agreement with the Pennsylvania Attorney General and the McKean County District Attorney, under which NS will plead no contest and pay a fine of approximately $250,000 to the Attorney General’s office to resolve the misdemeanor charges brought against it as a result of the derailment.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of synthetic fuel-related investments, as affected by production levels and the price of crude oil; results of litigation; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A “Risk Factors” in NS’ Dec. 31, 2006 Form 10-K and any updates contained herein.   Forward-loo ki ng statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

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

(b) Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   The PDEP’s actions sought to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS appealed the fines to the EHB.   The Pennsylvania Fish and Boat Commission sought financial restitution for damages alleged to have been caused by this accident.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations.   NS has reached a settlement agreement with all Commonwealth of Pennsylvania parties, subject to execution of a written agreement and the passage of statutory comment and appeal periods.   Pursuant to that agreement, which will resolve all claims by the Commonwealth for civil liability resulting from the derailment and spill, NS will pay approximately $7.35 million in restitution to compensate for all natural resource damages and the agencies’ response costs caused by the derailment and spill.   NS has also reached a verbal agreement with the Pennsylvania Attorney General and the McKean County District Attorney, under which NS will plead no contest and pay a fine of approximately $250,000 to the Attorney General’s office to resolve the misdemeanor charges brought against it as a result of the derailment.

In three separate incidents occurring on or about Jan. 5, 2004, Jan. 31, 2005, and Oct. 20, 2006, freight trains operated by NS derailed in the Pennsylvania municipalities of Bell Township, East Deer Township (Creighton) and New Brighton, respectively, resulting in discharges of diesel fuel, lube oil and corn at Bell Township, hydrogen fluoride at Creighton and ethanol at New Brighton in alleged violation of state environmental laws and regulations.   NS reached a settlement with PDEP resolving all penalty claims arising out of these incidents, the terms of which included payment of a civil penalty of $575,000 during the third quarter.

As of Oct. 24, 2007, 26 antitrust class actions have been filed against NS and the other Class 1 railroads in various Federal district courts regarding fuel surcharges.   These actions are expected to be consolidated in one court by the Judicial Panel on Multidistrict Litigation.   NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.   In addition, NS received a subpoena from a state grand jury on July 13, 2007, requesting documents and materials relating to the setting of fuel surcharges.   NS is cooperating with the state in its investigation.   NS does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations, or liquidity.

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

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.   Legislation introduced in Congress would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Under provisions enacted in August 2007, federal regulators are required to prescribe new regulations governing railroads’ transportation of hazardous materials, including annual routing analyses, security risk assessments and employee security training.   Regulations proposed in late 2006 by DHS mandating chain of custody and security measures likely will cause service degradation and higher costs for the transportation of toxic inhalation hazard materials.   Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.   Some legislators have contemplated pre-notification requirements for hazardous materials shipments.   If promulgated such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
July 1-31, 2007	639,747	$53.98	639,600	44,168,367
Aug. 1-31, 2007	4,252,212	$50.48	4,252,212	39,916,155
Sept. 1-30, 2007	1,816,800	$50.49	1,816,800	38,099,355
Total	6,708,759 (1)		6,708,612

(1)                 Of this amount, 147 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 25, 2007	/s/ Dezora M. Martin
Dezora M. Martin
Corporate Secretary (Signature)

Date:	Oct. 25, 2007	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3*	The Bylaws of Norfolk Southern Corporation, as amended effective Jan. 1, 2008.
10

The Norfolk Southern Directors’ Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q for the quarter ended June 30, 2007.

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*   Filed herewith.