Form 10-K
period 2007-12-31
NORFOLK SOUTHERN CORP
filed 2008-02-15
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended DEC. 31, 2007

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

Large accelerated filer   (X)               Accelerated filer   (   )               Non-accelerated filer   (   )

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of the voting common equity held by nonaffiliates as of June 29, 2007 was $20,633,804,749 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant's classes of common stock, as of Jan. 31, 2008: 376,332,668 (excluding 20,672,924 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	Items 1 and 2.	Business and Properties	K3
	Item 1A.	Risk Factors	K13
	Item 1B.	Unresolved Staff Comments	K15
	Item 3.	Legal Proceedings	K16
	Item 4.	Submission of Matters to a Vote of Security Holders	K16
		Executive Officers of the Registrant	K17

Part II.	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	K19
	Item 6.	Selected Financial Data	K20
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results
		of Operations	K22
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	K39
	Item 8.	Financial Statements and Supplementary Data	K40
	Item 9.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	K77
	Item 9A.	Controls and Procedures	K77
	Item 9B.	Other Information	K77

Part III.	Item 10.	Directors, Executive Officers and Corporate Governance	K78
	Item 11.	Executive Compensation	K78
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	K78
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	K81
	Item 14.	Principal Accountant Fees and Services	K81

Part IV.	Item 15.	Exhibits and Financial Statement Schedules	K82

		Power of Attorney	K92

		Signatures	K92

PART I

Norfolk Southern Corporation and Subsidiaries (NS)

Item 1.   Business.   and Item 2.   Properties ..

GENERAL -  Norfolk Southern Corporation ( Norfolk Southern) is a Norfolk , Virginia based company that controls a major freight railroad, Norfolk Southern Railway Company.   Norfolk Southern Railway Company is primarily engaged in the rail transportation of raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest and, via interchange with rail carriers, to and from the rest of the United States ..   Norfolk Southern also transports overseas freight through several Atlantic and Gulf Coast ports.   Norfolk Southern provides comprehensive logistics services and offers the most extensive intermodal network in the eastern half of the United States ..   The common stock of Norfolk Southern is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

Norfolk Southern was incorporated on July 23, 1980 , under the laws of the Commonwealth of Virginia ..   On June l, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission   (now the Surface Transportation Board [STB]).   Effective Dec. 31, 1990 , Norfolk Southern transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).   Effective Sept. 1, 1998 , NW was merged with and into Norfolk Southern Railway.   As of Dec. 31, 2007, all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation Inc. (CSXT) (see Note 4 to the Consolidated Financial Statements).

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

·                      The Thoroughbred Code of Ethics for employees

·                      Code of Ethical Conduct for Senior Financial Officers

·                      Categorical Independence Standards for Directors

Unless otherwise indicated, Norfolk Southern and its subsidiaries are referred to collectively as NS.

RAILROAD OPERATIONS –  As of Dec. 31, 2007, NS’ railroads operated approximately 21,000 miles of road in 22 eastern states and the District of Columbia ..

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

Corridors with heaviest freight volume:

New York City area to Chicago (via Allentown and Pittsburgh )

Chicago to Macon (via Cincinnati , Chattanooga and Atlanta )

Appalachian coal fields of Virginia , West Virginia and Kentucky to Norfolk and Sandusky , OH

Cleveland to Kansas City

Birmingham to Meridian

Memphis to Chattanooga

The miles operated, which include major leased lines between Cincinnati , Ohio , and Chattanooga , Tennessee , and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of Dec. 31, 2007

			Passing
			Track,
	Miles of Road	Second and Other Main Track	Crossovers and Turnouts	Way and Yard Switching	Total

Owned	15,943	2,808	2,045	8,492	29,288
Operated under lease,
contract or trackage rights	4,948	1,977	417	970	8,312
Total	20,891	4,785	2,462	9,462	37,600

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

The following table sets forth certain statistics relating to NS railroads' operations for the past 5 years:

Rail Operating Statistics

	Years Ended Dec. 31,
	2007	2006	2005	2004	2003

Revenue ton miles (billions)	196	204	203	198	183
Freight train miles traveled (millions)	81.9	84.2	81.2	77.7	73.9
Revenue per ton mile	$0.0481	$0.0462	$0.0421	$0.0369	$0.0353
Revenue ton miles per
man-hour worked	3,066	3,196	3,146	3,347	3,111
Percentage ratio of railway operating
expenses to railway operating revenues	72.6%	72.8%	75.2%	76.7%	83.5%[1]

1 Includes $107 million of costs for a voluntary separation program, which added 1.6 percentage points to the ratio.

RAILWAY OPERATING REVENUES --  NS' total railway operating revenues were $9.4 billion in 2007.   See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC -- Coal, coke and iron ore -- most of which is bituminous coal -- is NS' railroads' largest commodity group as measured by revenues.   The railroads handled a total of 186.0 million tons in 2007, most of which originated on NS' lines in West Virginia , Virginia , Pennsylvania and Kentucky ..   Revenues from coal, coke and iron ore accounted for about 25% of NS' total railway operating revenues in 2007.

Total coal handled through all system ports in 2007 was 34.1 million tons.   Of this total, 13.4 million tons (including coastwise traffic) moved through Norfolk , Virginia , 2.9 million tons moved through the Baltimore Terminal, 10.9 million tons moved to various docks on the Ohio River, and 6.9 million tons moved to various Lake Erie ports.   Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River ..

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL MERCHANDISE TRAFFIC  -  General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, Chrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzu ki , Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota ..   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper and clay.

In 2007, 142 million tons of general merchandise freight, or approximately 67% of total general merchandise tonnage handled by NS, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS-received traffic included Chicago , Memphis , New Orleans , Cincinnati , Kansas City, Detroit , Hagerstown , St. Louis/East St. Louis and Louisville ..   General merchandise carloads handled in 2007 were 2.8 million, the revenue from which accounted for 55% of NS’ total railway operating revenues in 2007.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2007 were 3.1 million, the revenues from which accounted for 20% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES -  In 2007, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.   Thus, a major portion of NS' railroads' freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2006, NS' railroads were found by the STB to be “revenue adequate” based on results for the year 2005.   The STB has not made its revenue adequacy determination for the year 2006.   A railroad is “revenue adequate” under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to a statutory requirement.

PASSENGER OPERATIONS

·                      Regularly scheduled passenger trains are operated by Amtrak on NS' lines between the following locations:

-           Alexandria , Virginia , and New Orleans , Louisiana

-           Raleigh and Charlotte , North Carolina

-           Selma and Charlotte , North Carolina

-           Chicago , Illinois , and Porter, Indiana

-           Chicago , Illinois , and Battle Creek , Michigan

-           Chicago , Illinois , and Pittsburgh , Pennsylvania

-           Chicago , Illinois , and Detroit , Michigan

-           Pittsburgh and Harrisburg , Pennsylvania

·                      Commuter trains are operated on the NS line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia

·                      NS leases the Chicago to Manhattan , Illinois , line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois

·                      NS operates freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over trackage owned by:

-           Amtrak

-           New Jersey Transit

-           Southeastern Pennsylvania Transportation Authority

-           Metro-North Commuter Railroad Company

-           Maryland Department of Transportation

·                      Passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas.

NONCARRIER OPERATIONS -  NS' noncarrier subsidiaries engage principally in the acquisition, leasing and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.   In 2007, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment set forth in Statement of Financial Accounting Standards No. 131.

RAILWAY PROPERTY

The NS railroad system extends across 22 states and the District of Columbia ..   The railroad infrastructure makes the company capital intensive with total property of approximately $22 billion.

Capital Expenditures - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2007	2006	2005	2004	2003
	($ in millions)
Road and other
property	$894	$756	$741	$612	$502
Equipment	447	422	284	429	218
Total	$1,341	$1,178	$1,025	$1,041	$720

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.   For 2008, NS has budgeted $1.43 billion of capital expenditures.   On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately three years, in exchange for a 30% interest in the joint venture.   Through Dec. 31, 2007, NS has contributed $240 million, see the discussion following “Cash used for investing activities,” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Equipment - As of Dec. 31, 2007, NS owned or leased the following units of equipment:

Number of Units

				Capacity
	Owned*	Leased**	Total	Of Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,593	132	3,725	12,888,500
Switching	149	--	149	216,700
Auxiliary units	74	--	74	--
Total locomotives	3,816	132	3,948	13,105,200

Freight cars:				(Tons)
Hopper	17,153	808	17,961	1,916,374
Box	16,145	2,078	18,223	1,465,342
Covered hopper	8,830	2,805	11,635	1,274,667
Gondola	31,335	7,959	39,294	4,231,932
Flat	2,656	1,335	3,991	313,570
Caboose	177	--	177	--
Other	4,236	20	4,256	212,311
Total freight cars	80,532	15,005	95,537	9,414,196

Other:
Work equipment	5,274	3	5,277
Vehicles	4,164	--	4,164
Highway trailers and
containers	171	11,413	11,584
RoadRailer®	7,035	193	7,228
Miscellaneous	1,314	15,826	17,140
Total other	17,958	27,435	45,393

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes 60 locomotives and 5,776 freight cars leased from CRC.

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2007.

	Year Built
						1996-	1991-	1990 &
	2007	2006	2005	2004	2003	2002	1995	Before

Total

Locomotives:
No. of units	90	143	89	207	100	906	487	1,794	3,816
% of fleet	2%	4%	2%	5%	3%	24%	13%	47%	100%

Freight cars:
No. of units	1,200	404	89	--	--	5,620	5,008	68,211	80,532
% of fleet	1%	1%	--%	--%	--%	7%	6%	85%	100%

The following table shows the average age of NS’ locomotive and freight car fleets at Dec. 31, 2007, and the number of retirements in 2007:

	Locomotives	Freight Cars

Average age – in service	18.1 years	30.1 years
Retirements	64 units	3,598 units
Average age – retired	30.0 years	38.9 years

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

	Annual Average Bad Order Ratio
	2007	2006	2005	2004	2003

Freight cars	4.9%	6.4%	6.3%	7.4%	7.4%
Locomotives	5.7%	5.7%	6.2%	6.3%	6.2%

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $389 million as of Dec. 31, 2007, and $534 million as of Dec. 31, 2006.

Track Maintenance - Of the approximately 38,000 total miles of track operated, NS had responsibility for maintaining about 29,300 miles of track with the remainder being operated under trackage rights.

Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.   Approximately 45% of NS lines carried 20 million or more gross tons per track mile during 2007.

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2007	2006	2005	2004	2003

Track miles of rail installed	401	327	302	246	233
Miles of track surfaced	5,014	4,871	4,663	5,055	5,105
New crossties installed (millions)	2.7	2.7	2.5	2.5	2.8

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

Traffic Control - Of the approximately 15,900 route miles owned by NS, about 11,000 miles are signalized, including 8,000 miles of centralized traffic control (CTC) and 3,000 miles of automatic block signals.   Of the 8,000 miles of CTC, approximately 3,000 miles are controlled by data radio originating at 258 base station radio sites.

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

EMPLOYEES –  The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2007	2006	2005	2004	2003

Average number of employees	30,806	30,541	30,294	28,475	28,753

Average wage cost per employee	$62,000	$62,000	$61,000	$59,000	$58,000

Average benefit cost per employee	$30,000	$32,000	$29,000	$28,000	$28,000

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

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail Act of 1980, includes exemptions of intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well for the duration of the contract.   About 87% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts were made in 2007 to re-subject the rail industry to unwarranted federal economic regulation and such efforts are expected to continue in 2008.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS will continue to oppose efforts to reimpose unwarranted economic regulation.

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

SECURITY OF OPERATIONS - NS has taken significant steps to provide enhanced security for the NS rail system.   In particular, NS has developed and implemented a comprehensive security plan that is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.   The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry, as the terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas: (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and (3) railroad police.   Although security concerns preclude public disclosure of its contents, the NS Departmental Security Plan outlines the protocol within NS for all concerned to be notified of AAR Alert Level changes.   All NS Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

The NS plan also effectively addresses and complies with Department of Transportation security regulations pertaining to training and security plans with respect to the transportation of hazardous materials.   Among more focused elements of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and this training is integrated into recurring hazardous material training and re-certification programs.  Toward that end, NS, wor ki ng closely with the National Transit Institute at Rutgers University , developed a four-module uniform national training program.   More in-depth security training has been given to those select NS employees who have been given specific security responsibilities, and additional,

location-specific security plans have been developed for certain metropolitan areas and each of six port facilities served by NS.   With respect to the ports, each facility plan has been approved by the applicable Captain of the Port and subject to inspection by the U.S. Coast Guard.

Additionally, NS engages in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the Transportation Security Administration (TSA), the Federal Bureau of Investigation (FBI), the Federal Railroad Administration (FRA), the U.S. Coast Guard, U.S. Customs and Border Protection and various state Homeland Security offices.   As one notable example, an NS Police Special Agent, under the auspices of the AAR, has been assigned to the National Joint Terrorism Task Force (NJTTF) operating out of FBI Headquarters in Washington , D.C. to represent and serve as liaison to the North American rail industry.   This arrangement improves logistical flow of vital security and law enforcement information with respect to the rail industry as a whole, while having the post filled by an NS Special Agent has served to foster a strong wor ki ng relationship between NS and the FBI.   NS also has become a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program sponsored by U.S. Customs.  C-TPAT allows NS to work closely with U.S. Customs and its customers to develop measures that will help ensure the integrity of freight shipments moving on NS, particularly those moving to or from a foreign country.   Based on participation in C-TPAT, NS has ensured that its plan meets all current applicable security recommendations made by U.S. Customs.

Similarly, NS is guided in its operations by various supplemental security action items issued by DHS and U.S. Department of Transportation (DOT), U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in collaboration with TSA, DOT, and the freight railroads in 2006.   Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA) begun in 2004.   Particular attention is paid to: (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.   These action items and NS’ compliance initiatives are outlined in the various departmental sections of the NS Departmental Security Plan.

In 2007, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, NS provided rail accident response training to approximately 5,000 emergency responders, such as local police and fire personnel, representing over 22,000 man-hours of emergency response training.   NS’ other training efforts throughout 2007 included participation in a major security drill with Amtrak and the State of Delaware in New Castle County , as well as coordinating table-top exercises involving the “staged” release of TIH shipments with various local, state, and federal agencies.   NS also has ongoing programs to sponsor local emergency responders at tank car emergency response training programs conducted at the AAR Transportation Technology Center in Pueblo , Colorado , and its annual TRANSCAER Whistle-Stop train makes stops in numerous cities, its special training cars serving as a resource to an audience of nearly 1,000 emergency responders annually.

Improvements in equipment design also are expected to play a role in enhancing rail security.   The AAR has developed new tank car specifications for chlorine and anhydrous ammonia which are scheduled to become effective on March 31, 2008.   In the near future, the FRA is also expected to issue a proposed regulation addressing the redesign of pressurized tank cars used for the transportation of TIH gases and liquids.   A consortium of chemical companies is also studying improvements in tank car head, shell, fittings, and thermal protection in order to improve the survivability of current tank cars.

Item 1A.   Risk Factors.

NS is subject to significant governmental regulation and legislation over commercial, environmental and operating matters.

Railroads are subject to commercial regulation by the STB, which has jurisdiction over some routes, fuel surcharges, conditions of service and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers.   In addition, Congress could enact re-regulation legislation.   Economic re-regulation of the rail industry by Congress could have a significant negative impact on NS’ ability to determine prices for rail services, reduce capital spending on its rail network, and result in a material adverse effect in the future on NS’ financial position, results of operations or liquidity in a particular year or quarter.

Railroads are subject to safety and security regulation by the DOT and the DHS, which regulate most aspects of NS’ operations.   Proposed amendments to federal rail safety statutes, if enacted, could add significantly to operating costs and increase the number of employees NS and other railroads employ.   In addition, NS’ failure to comply with applicable laws and regulations could have a material adverse effect on NS.

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

NS may be affected by terrorism or war.   Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect NS’ results of operations, financial position, and liquidity in a particular year or quarter.   Because NS plays a critical role in the nation’s transportation system, it could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

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

The operations of carriers with which NS interchanges may adversely affect its operations.   NS’ ability to provide rail service to customers in the U.S. and Canada depends in large part upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange and trackage rights.   Deterioration in the operations of, or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in NS’ inability to meet its customers’ demands or require NS to use alternate train routes, which could result in significant additional costs and network inefficiencies.

NS relies on technology and technology improvements in its business operations.   If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficulties, which could have a material adverse impact on its results of operations, financial condition, and liquidity in a particular year or quarter.   Additionally, if NS does not have sufficient capital to acquire new technology or if it is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its financial position, results of operations or liquidity in a particular year or quarter.

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

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS’ operating results, financial condition, and liquidity to the extent not covered by insurance.   NS has obtained insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (currently up to $25 million and above $1 billion per occurrence for bodily injury and property damage to third parties and $25 million and above $175 million per occurrence for property owned by NS or in its care, custody or control).   Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

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

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.   NS consumes about 500 million gallons of diesel fuel each year.   Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.   If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, NS’ financial position, results of operations or liquidity in a particular year or quarter could be adversely affected.   Also, such an event would impact NS as well as its customers and other transportation companies.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 3.   Legal Proceedings ..

As of Feb. 14, 2008, 28 antitrust class actions have been filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges.  On November 6, 2007, these actions were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.  In addition, NS received a subpoena from a state grand jury on July 13, 2007, requesting documents and materials relating to the setting of fuel surcharges.  NS is cooperating with the state in its investigation.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

On November 30, 2007, NS received notice from the United States Department of Justice (DOJ) that the DOJ is prepared to bring an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the Jan. 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  The notice further indicates that the State of South Carolina may also join in any action against NS.   NS is in discussions with the DOJ in an effort to settle the DOJ's claims.  NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations or liquidity.

On Oct. 19, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued an assessment of civil penalties against NS and filed a complaint for civil penalties with the Pennsylvania Environmental Hearing Board (EHB) requesting that the EHB impose civil penalties upon NS for alleged violations of state environmental laws and regulations resulting from a discharge of sodium hydroxide that occurred as a result of the derailment of a NS train in Norwich Township, Pennsylvania, on June 30, 2006.   PDEP’s actions sought to impose combined penalties of $8,890,000 for alleged past violations and $46,420 per day for alleged continuing violations of state environmental laws and regulations.   NS appealed the fines to the EHB.   The Pennsylvania Fish and Boat Commission sought financial restitution for damages alleged to have been caused by this accident.   In addition, the Pennsylvania Attorney General and the McKean County District Attorney filed three misdemeanor charges for alleged violations of state environmental and aquatic resource protection laws and regulations.   NS has entered into a settlement agreement with all Commonwealth of Pennsylvania parties, pursuant to which all claims by the Commonwealth for civil liability resulting from the derailment and spill were resolved, with NS agreeing to pay approximately $7.35 million in restitution to compensate for all natural resource damages and the agencies’ response costs caused by the derailment and spill.   NS has also pled no contest to the three misdemeanor charges and has paid fines in the amount of $250,000 to resolve them.

Item 4.   Submission of Matters to a Vote of Security Holders ..

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.   Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.   There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.   The following table sets forth certain information, as of Feb. 1, 2008, relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 55,	Present position since Feb. 1, 2006.
Chairman, President and	Served as President and Chief Executive Officer from
Chief Executive Officer	Nov. 1, 2005 to Feb. 1, 2006; as President from
Oct. 1, 2004 to Nov. 1, 2005; as Senior Vice
President – Corporate Planning and Services from
Dec. 1, 2003 to Oct. 1, 2004; Senior Vice President –
Corporate Services from Feb. 1, 2003 to Dec. 1, 2003
and prior thereto served as President – Thoroughbred Technology and Telecommunications, Inc.

Stephen C. Tobias, 63,	Present position since Aug. 1, 1998.
Vice Chairman and
Chief Operating Officer

Deborah H. Butler, 54,	Present position since June 1, 2007.
Executive Vice President –	Prior thereto served as Vice President – Customer Service.
Planning and Chief
Information Officer

James A. Hixon, 54,	Present position since Oct. 1, 2005.
Executive Vice President –	Served as Executive Vice President – Finance and Public Affairs
Law and Corporate Relations	From Oct. 1, 2004, to Oct. 1, 2005; Senior Vice President –
Legal and Government Affairs from Dec. 1, 2003 to Oct. 1,
2004 and prior thereto served as Senior Vice President –
Administration.

Mark D. Manion, 55,	Present position since Oct. 1, 2004.
Executive Vice President –	Served as Senior Vice President – Transportation Operations
Operations	from Dec. 1, 2003 to Oct. 1, 2004 and prior thereto served as
Vice President – Transportation Services and Mechanical.

John P. Rathbone, 55,	Present position since Oct. 1, 2004.
Executive Vice President –	Served as Senior Vice President – Administration from
Administration	Dec. 1, 2003 to Oct. 1, 2004 and prior thereto served as Senior
Vice President and Controller.

Donald W. Seale, 55,	Present position since April 1, 2006 ..
Executive Vice President	Served as Executive Vice President – Sales and Marketing from
and Chief Marketing Officer	Oct. 1, 2004 to April 1, 2006; as Senior Vice President –
Marketing Services from Dec. 1, 2003 to Oct. 1, 2004 and prior thereto was Senior Vice President – Merchandise Marketing.

James A. Squires, 46,	Present position since July 1, 2007.
Executive Vice President –	Served as Executive Vice President – Finance from April 1,
Finance and Chief Financial	2007 to July 1, 2007, Senior Vice President – Financial Planning
Officer	from April 1, 2006 to April 1, 2007, Senior Vice President – Law
from Oct. 1, 2004 to April 1, 2006, as Vice President – Law from
Dec. 1, 2003 to Oct. 1, 2004 and prior thereto was Senior
General Counsel.

Dan iel D. Smith, 55,	Present position since Dec. 1, 2003.
Senior Vice President –	Prior thereto served as President- NS Development.
Energy and Properties

Marta R. Stewart , 50,	Present position since Dec. 1, 2003.
Vice President and Controller	Prior thereto was Assistant Vice President Corporate Accounting.

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 36,955 stockholders of record as of Dec. 31, 2007, is traded on the New York Stock Exchange under the symbol NSC.   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2007 and 2006.

Quarter

2007	1st	2nd	3rd	4th
Market price
High	$53.84	$59.19	$59.77	$54.58
Low	45.38	49.70	46.42	48.03
Dividends per share	$0.22	$0.22	$0.26	$0.26

2006	1st	2nd	3rd	4th
Market price
High	$54.93	$57.71	$54.00	$55.07
Low	41.22	46.17	39.10	42.80
Dividends per share	$0.16	$0.16	$0.18	$0.18

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit )	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Oct. 1-31, 2007	1,497,874	52.16	1,496,000	36,603,355
Nov. 1-30, 2007	3,877,808	50.16	3,868,000	32,735,355
Dec. 1-31, 2007	3,064,884	50.82	3,063,000	29,672,355
Total	8,440,566		8,427,000

(1)                 Of this amount 13,566  represent s hares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

Item 6.   Selected Financial Data ..

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

	2007	2006	2005 [1]	2004[2]	2003[3]
	($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues	$9,432	$9,407	$8,527	$7,312	$6,468
Railway operating expenses	6,847	6,850	6,410	5,610	5,404
Income from railway operations	2,585	2,557	2,117	1,702	1,064

Other income – net	93	149	74	76	19
Interest expense on debt	441	476	494	489	497
Income from continuing operations before income taxes and accounting changes	2,237	2,230	1,697	1,289	586

Provision for income taxes	773	749	416	379	175
Income from continuing operations before accounting
changes	1,464	1,481	1,281	910	411

Discontinued operations[4]	--	--	--	--	10
Cumulative effect of changes in accounting principles, net of taxes[5]	--	--	--	--	114
Net income	$1,464	$1,481	$1,281	$910	$535

PER SHARE DATA
Income from continuing operations before accounting changes – basic	$3.74	$3.63	$3.17	$2.31	$1.05
– diluted	$3.68	$3.57	$3.11	$2.28	$1.05
Net income – basic	$3.74	$3.63	$3.17	$2.31	$1.37
– diluted	$3.68	$3.57	$3.11	$2.28	$1.37
Dividends	$0.96	$0.68	$0.48	$0.36	$0.30
Stockholders' equity at year end	$25.64	$24.19	$22.63	$19.92	$17.83

FINANCIAL POSITION
Total assets	$26,144	$26,028	$25,859	$24,748	$20,596
Total long-term debt, including
current maturities[6]	$6,368	$6,600	$6,930	$7,525	$7,160
Stockholders' equity	$9,727	$9,615	$9,276	$7,977	$6,976

OTHER
Capital expenditures	$1,341	$1,178	$1,025	$1,041	$720

Average number of shares outstanding (thousands)	389,626	405,988	404,170	394,201	389,788
Number of stockholders at year end	36,955	38,900	48,180	51,032	52,091
Average number of employees:
Rail	30,336	30,079	29,851	28,057	28,363
Nonrail	470	462	443	418	390
Total	30,806	30,541	30,294	28,475	28,753

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

[4]

2003 discontinued operations relate to the 1998 sale of the common stock of motor carrier subsidiary, North American Van Lines, Inc.   Results in 2003 include an additional after-tax gain of $10 million, or 3 cents per diluted share, resulting from resolution of tax issues related to the transaction.

[5]

2003 net income reflects two accounting changes, the cumulative effect of which increased net income by $114 million, or 29 cents per diluted share:   a change in accounting for the cost to remove railroad crossties, which increased net income by $110 million, and a change in accounting related to a special-purpose entity that leases certain locomotives to NS, which increased net income by $4 million.

[6]	2003 long-term debt excludes notes payable to Conrail of $716 million.
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

OVERVIEW

NS’ 2007 results reflected softness in the overall economy that resulted in reduced traffic volumes.   Despite this, railway operating revenues increased slightly as improved average revenue per unit offset the volume declines.   Railway operating expenses were about even, resulting in a railway operating ratio (a measure of the amount of revenues consumed by operating expenses) of 72.6%, which improved modestly from 2006.

Cash provided by operating activities exceeded $2 billion for the third consecutive year and, along with a reduction in cash and short-term investment balances, provided funding for increased capital expenditures, significant share repurchases and higher dividends.

Loo ki ng ahead, NS expects revenues to continue to grow, reflecting higher average revenue per unit and modestly higher traffic volume, particularly later in 2008 provided the overall economy improves.   NS plans to continue to improve service and maintain a market-based approach to pricing.

During 2007, NS purchased and retired 23.6 million shares of NS common stock at a total cost of $1.2 billion under the share repurchase program approved by the Board of Directors on Nov. 22, 2005.   The Board of Directors amended the program in March 2007 and authorized the repurchase of up to 75 million shares of NS common stock through Dec. 31, 2010.   In total, NS has purchased and retired 45.3 million shares under this program at a total cost of $2.2 billion.

SUMMARIZED RESULTS OF OPERATIONS

2007 Compared with 2006

Net income in 2007 was $1.5 billion, down $17 million, or 1%, compared with 2006.   Diluted earnings per share were $3.68, up $0.11, or 3%, reflecting fewer shares outstanding as a result of NS’ share repurchase program (see Note 13).   The decrease in net income was primarily due to higher income taxes and lower non‑operating items that offset higher income from railway operations.   Railway operating revenues increased $25 million, as higher average revenue per unit overshadowed lower traffic volumes.   Railway operating expenses decreased $3 million, principally due to lower volume-related expenses that offset higher fuel expense.

2006 Compared with 2005

Net income in 2006 was $1.5 billion, or $3.57 per diluted share, up $200 million, or 16%, compared with $1.3 billion, or $3.11 per diluted share, in 2005.   The increase in net income was primarily due to higher income from railway operations, offset in part by the absence of the $96 million income tax benefit recorded in 2005 because of Ohio tax law changes (see Note 3).   Railway operating revenues increased $880 million, reflecting higher rates, including fuel surcharges that accounted for about 40% of the increase, and modestly higher traffic volume.   Railway operating expenses rose $440 million, or 7%, principally due to higher fuel prices and increased compensation and benefit costs.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $9.4 billion in 2007 and 2006, and $8.5 billion in 2005.   The following table presents a three-year comparison of revenues, volume and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,315	$2,330	$2,115	1,699.4	1,760.0	1,735.4	$1,363	$1,324	$1,219
General merchandise:
Chemicals	1,166	1,079	978	426.7	426.4	442.1	2,732	2,530	2,212
Metals/construction	1,149	1,168	978	783.6	835.3	794.2	1,467	1,398	1,231
Agr./cons. prod./govt.	1,047	994	832	601.5	594.1	571.8	1,740	1,673	1,454
Automotive	974	974	997	533.0	561.9	615.9	1,827	1,734	1,620
Paper/clay/forest	860	891	801	428.1	466.7	472.2	2,010	1,909	1,697
General merchandise	5,196	5,106	4,586	2,772.9	2,884.4	2,896.2	1,874	1,770	1,583

Intermodal	1,921	1,971	1,826	3,120.7	3,256.5	3,154.9	615	605	579

Total	$9,432	$9,407	$8,527	7,593.0	7,900.9	7,786.5	$1,242	$1,191	$1,095

Revenues increased $25 million in 2007 and $880 million in 2006.   Automotive revenue in 2007 included $26 million related to a contract volume settlement.   As shown in the following table, the increase in 2007 was due to higher average revenue per unit that more than offset decreased traffic volumes, whereas the improvement in 2006 was the result of increased average revenue per unit and higher traffic volumes.

Revenue Variance Analysis

Increases

	2007 vs. 2006	2006 vs. 2005
	($ in millions)

Revenue per unit/mix	$392	$755
Traffic volume (units)	(367)	125
Total	$25	$880

Both comparisons reflect large increases in average revenue per unit, a result of higher rates.   In 2006 about 40% of the revenue increase was attributable to higher fuel surcharges.   Traffic volume decreased in 2007, reflecting declines in all commodity groups except agriculture/consumer products/government, and chemicals.   In 2006, traffic volume rose 1%, principally due to higher intermodal and metals/construction shipments.

On January 26, 2007, the Surface Transportation Board (STB) issued a decision that the type of fuel surcharge imposed by NS and most other large railroads – a fuel surcharge based on a percentage of line haul revenue – would no longer be permitted for regulated traffic that moves under public (tariff) rates.   The STB gave the railroads a 90‑day transition period to adjust their fuel surcharge programs.   During the second quarter, NS discontinued assessing fuel surcharges on its published (non-intermodal) public rates.   Future adjustments to public prices will reflect ongoing market conditions.   NS does not expect that compliance with the new STB regulations will have a material effect on its financial condition, results of operations or liquidity.   The traffic moving under these tariffs and public quotes comprised less than 10% of Norfolk Southern’s total revenue base.

COAL revenues decreased $15 million, or 1%, compared with 2006, as a 2% reduction in tonnage handled more than offset a 3% increase in average revenue per unit.   Carloads declined 3%, a higher percentage than the change in tonnage handled because of increased average tonnage per car.   Coal represented 25% of NS’ revenues in 2007, and 78% of shipments handled originated on NS’ lines.   As shown in the following table, decreased shipments of utility and domestic metallurgical coal more than offset higher export and industrial shipments.

Total Coal, Coke and Iron Ore Tonnage

	2007	2006	2005
	(Tons in thousands)

Utility	142,734	148,078	142,522
Domestic metallurgical	17,873	20,878	20,076
Export	15,564	12,409	14,531
Industrial	9,794	9,202	9,524
Total	185,965	190,567	186,653

Coal revenues in 2006 increased $215 million, or 10%, compared with 2005, which reflected higher average revenue per unit and slightly higher traffic volume.   Coal average revenue per unit was up 9% compared with 2005, reflecting increased fuel surcharges and higher rates, tempered by the absence of a $55 million benefit from coal rate settlements in the second quarter of 2005.   Coal represented 25% of NS’ revenues in 2006, and 79% of shipments handled originated on NS’ lines.   Traffic volumes rose 1%, primarily because of increased shipments of utility and domestic metallurgical coal that offset lower export and iron ore shipments.

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

Utility coal tonnage decreased 4%, compared with 2006, reflecting high stockpile levels (particularly in the Southeast) that led to reduced shipments, despite fairly strong electric generation (up 4%) in the NS service region.   In addition, the temporary closure of a major coal mine as well as the loss of business to barge transportation contributed to the decline.

In 2006, utility coal tonnage increased 4%, compared with 2005, reflecting the rebuilding of stockpiles by customers, more shipments from the Powder River Basin in the West and higher shipments of import coal through Charleston , SC.

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

In 2008, demand for utility coal is expected to be mixed, with declining utility inventories in the Northeast stimulating growth but above normal stockpiles in the Southeast mitigating the growth.

Domestic metallurgical coal, coke and iron ore tonnage decreased 14% in 2007 compared with 2006.   The decrease was primarily due to coke furnace outages, mine production outages and reduced spot iron ore traffic.

Domestic metallurgical coal, coke and iron ore tonnage increased 4% in 2006 compared with 2005.   The increase was driven by higher domestic metallurgical coal and coke shipments in the first half of the year in response to steel-ma ki ng demand, which more than offset a decline in iron ore volume caused by the shutdown of a blast furnace at a major customer location.

In 2008, domestic metallurgical coal, coke and iron ore demand is expected to be comparable to 2007 for the first half of the year; however, demand is expected to increase in the second half due to plant expansions.

Export coal tonnage in 2007 increased 25% compared to 2006, primarily due to increased demand reflecting a lower valued dollar as well as loading delays at Australian ports.   Norfolk volume increased by approximately 26,000 cars, or 25%, and Baltimore volume was up approximately 4,500 cars, or 19%.

In 2006, export coal tonnage decreased 15% compared to 2005, reflecting weaker demand for U.S. coal as Europe and Asia continued to increase purchases from other countries.   Baltimore volume was down approximately 13,500 cars, or 37%, and Norfolk volume declined by approximately 3,000 cars, or 3%.

In 2008, export coal tonnage is expected to increase, reflecting increased global demand.

Other coal tonnage (principally steam coal shipped to industrial plants) increased 6% versus 2006, primarily due to new business and stronger demand.   In 2006, other coal tonnage decreased 3% versus 2005, primarily due to plant closures and mine production problems.

GENERAL MERCHANDISE revenues increased $90 million, or 2%, in 2007 compared with 2006, as a 6% increase in average revenue per unit, reflecting continued market-based pricing in all groups, more than offset a 4% decline in traffic volume.   Revenue in 2007 included $26 million related to a volume-related contract settlement with an automotive customer.

In 2006, general merchandise revenues increased $520 million, or 11%, compared with 2005, as all market groups posted higher average revenue per unit driven by increased rates and fuel surcharges.   Traffic volume declined slightly as improved metals and construction and agriculture volumes were offset by declines in the other business groups.

Chemicals revenue increased 8% compared with 2006, reflecting higher rates in all groups.   Traffic volume rose modestly as more shipments of industrial intermediates offset fewer shipments in the petroleum, miscellaneous chemicals and plastics markets, which continued to reflect weakness in housing-related demand.

In 2006, chemicals revenues increased 10%, despite a 4% drop in traffic volume, reflecting increased rates and fuel surcharges.   Petroleum, industrial and plastics traffic volumes were down as a result of lower inventories arising from post-Katrina conditions, the closure of several plants on NS lines and the weaker housing and automotive markets.

In 2008, chemicals revenue is expected to improve, principally due to increased average revenue per unit as volumes are expected to be comparable to 2007.

Metals and construction revenue decreased 2% in 2007 as a 5% increase in average revenue per unit that resulted from higher rates was more than offset by the effects of a 6% decrease in traffic volume.   The decline in volume was principally due to lower iron, steel and coil shipments and reduced demand for construction materials, both reflecting the soft automotive and housing sectors.

In 2006, metals and construction revenue increased 19% and traffic volume increased 5% compared with 2005 as declines in the fourth quarter were offset by higher volumes through the rest of the year.   Revenue per unit rose

14% because of increased rates and fuel surcharges.   The increase in traffic volume was driven primarily by higher import slab business to NS-served steel mills, more scrap metal shipments and higher sand, gravel and cement traffic for commercial and highway construction projects.

In 2008, metals and construction revenues are expected to grow as a result of higher traffic volumes, principally due to new business, and improved average revenue per unit.   However, growth could be somewhat dampened by the continued softness of the automotive and housing markets.

Agriculture, consumer products and government revenue increased 5% in 2007 compared with 2006.   The revenue improvement resulted from higher average revenue per unit, which reflected higher rates.   Traffic volume rose modestly as more corn, fertilizer and ethanol shipments were mitigated by less government and consumer product volume.

In 2006, agriculture, consumer products and government revenue increased 19% and traffic volume increased 4% compared with 2005.   Average revenue per unit rose 15%, a result of higher rates and fuel surcharges.   Traffic volume growth resulted from increased ethanol, military and corn shipments.   Military traffic growth was primarily due to the continued support of military operations in Iraq ..

Agriculture revenue is expected to continue to grow in 2008, benefiting from increasing demand for biofuel products including corn, soybeans and ethanol, as well as higher rates.   However, lower volumes in consumer products are expected to partially offset this growth.

Automotive revenues were flat in 2007 compared with 2006 as lower traffic volumes offset higher average revenue per unit.   Revenue in 2007 included a $26 million volume-related contract settlement.   Volume decreased 5%, reflecting softness in demand for vehicles as well as parts, and the closure in June 2007 of an NS-served plant.

In 2006, automotive revenues declined 2% compared with 2005 as lower volumes offset increased average revenue per unit, including fuel surcharges.   Volume decreased 9% primarily due to substantial production cuts at Ford, General Motors and Daimler-Chrysler assembly plants, including two NS-served plant closures at Ford and one at General Motors during 2006.   Reduced production at Honda and BMW also contributed to the volume decrease.

For 2008, automotive revenues are expected to be lower, reflecting continued production cutbacks and weak demand.

Paper, clay and forest products revenue decreased 3% in 2007 compared with 2006 as the effects of higher average revenue per unit were more than offset by an 8% decrease in traffic volume reflecting the continued housing slowdown and decline in conventional paper markets.

In 2006, paper, clay and forest products revenue increased 11% compared with 2005 due to higher average revenue per unit, including fuel surcharges, despite a 1% decrease in traffic volume.   Higher solid waste and debris traffic, and growth in traffic from the import of printing paper, partially offset reduced pulp and pulp board shipments.

In 2008, paper, clay and forest products revenues are expected to be about even as growth in waste and debris transportation and higher revenue per unit are expected to be tempered by continued weakness in housing-related markets.

INTERMODAL revenues decreased $50 million, or 3%, compared with 2006, as a 4% reduction in traffic volumes offset a 2% increase in average revenue per unit.   Truckload volume decreased 10% compared with

2006 and domestic intermodal marketing companies (IMC) volume declined 4%.   Traffic volume for Triple Crown Services Company (Triple Crown), a service with rail-to-highway trailers, dropped 3%.   The declines for truckload, IMC and Triple Crown were primarily due to lower national demand for dry van shipments resulting from continued weakness in the housing and automotive markets and increased over-the-road competition.   International traffic volume decreased 4% reflecting reduced shipments of empty containers and less inland rail transportation of West Coast port traffic, which offset volume growth from East Coast port traffic.   Premium business, which includes parcel and LTL (less-than-truckload) carriers, was up 2% reflecting gains in parcel shipments that offset modest declines in LTL shipper traffic.

In 2006, intermodal revenues increased $145 million, or 8%, compared with 2005, largely because of higher fuel surcharges, increased rates and improved traffic volume.   Traffic volume for the year rose 3% notwithstanding a 3% decline in the fourth quarter.   Truckload volume increased 8% reflecting continued expansion of business with traditional truckload companies.    IMC volume declined 9%, a result of declines in the housing, construction and automotive markets.   Triple Crown Services Company had flat volume compared with 2005 as higher consumer product shipments were offset by weaker automotive-related shipments.   International traffic volume rose 9% reflecting growth in imported goods from Asia and exported goods through NS-served East Coast ports, as well as West Coast ports.   Premium business was down 3% as lower LTL shipper traffic offset modest gains in parcel shipments.   Intermodal revenue per unit increased 4%, principally a result of higher fuel surcharges as well as increased rates and longer-haul international traffic, which was offset in part by the ongoing shift of shipments from higher revenue per unit, rail-provided assets (trailers and containers) to lower revenue per unit shipments in shipper-provided equipment.

For 2008, intermodal revenue is expected to show improvement bolstered by higher average revenue per unit and modest improvement in volumes.

Railway Operating Expenses

Railway operating expenses in 2007 were $6.8 billion, about even with expenses in 2006, which were up $440 million compared to 2005.   The 2007 comparison reflected volume-related decreases offset by higher fuel expense.   The increase in 2006 was due to higher fuel prices and increased compensation and benefits.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, improved to 72.6% in 2007, compared with 72.8% in 2006 and 75.2% in 2005.

The following table shows the changes in railway operating expenses summarized by major classifications (prior year amounts have been reclassified to conform to the current year presentation).

Operating Expense Variances
Increases (Decreases)

	2007 vs. 2006	2006 vs. 2005
	($ in millions)

Compensation and benefits	$(85)	$144
Purchased services and rents	(27)	31
Fuel	74	274
Depreciation	37	(36)
Materials and other	(2)	27
Total	$(3)	$440

Compensation and benefits , which represents 37% of total railway operating expenses, decreased $85 million, or 3%, compared with 2006, primarily due to lower incentive compensation (down $48 million), lower volume-related payroll (down $37 million), the absence of the prior year retirement and waiver agreements with former executives as well as the cost of the regular stock-based grant to the former Chief Executive Officer ($24 million), lower stock-based compensation (down $13 million), and lower payroll taxes (down $12 million), that were partially offset by increased wage rates (up $27 million) and higher medical costs (up $27 million).

In 2006, compensation and benefits increased $144 million, or 6%, compared with 2005.   Expenses in 2006 included the effect of the implementation of Statement of Accounting Standards No. 123(R) “Share-Based Payment,” which increased stock-based compensation expense by $27 million.   Most of the increase was reflected in the first quarter which included the effect of accelerated recognition of costs related to grants to retirement-eligible employees.   The remaining increase was attributable to increased salaries and wages (up $44 million), higher health and welfare benefit costs (up $29 million), retirement and waiver agreements entered into in the first quarter as well as the cost of the regular stock-based grant to the former chief executive officer who retired (up $24 million), and higher payroll taxes (up $17 million).

NS employment averaged 30,806 in 2007 compared with 30,541 in 2006 and 30,294 in 2005.   The increased number of employees was almost exclusively in operating department personnel to meet service needs, as well as to prepare for expected retirements.   NS continues to hire and train additional workers in order to meet the requirements of forecasted volumes in light of the demographics of its work force.

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.   This category of expenses decreased $27 million, or 2%, in 2007 compared to 2006, but increased $31 million, or 2%, in 2006 compared to 2005.   The decline in 2007 was principally due to lower equipment rents, while the 2006 increase reflected increased maintenance activities.

Purchased services costs were $1,172 million in 2007, $1,165 million in 2006 and $1,142 million in 2005.   In 2007, higher expenses for maintenance activities were largely offset by volume-related declines.   The increase in 2006 reflected higher intermodal volume-related expenses.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to NS for the use of its equipment, amounted to $379 million, $413 million and $405 million for 2007, 2006 and 2005, respectively.   The decrease in 2007 was principally due to lower shipment volumes.   The increase in 2006 was primarily due to a reduction in rents received on automotive equipment as a result of decreased shipments.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $74 million, or 7%, in 2007 compared with 2006, and increased $274 million, or 33%, in 2006 compared with 2005.   Fuel expense is recorded net of hedge benefits, although there have been no such benefits since May 2006 when the program wound down (see “Market Risks and Hedging Activities,” below and Note 16).   The increase in 2007 reflected a 9% increase in the price per gallon of locomotive fuel as well as the absence of hedge benefits offset in part by a 4% decline in consumption.   Expense in 2006 included hedge benefits of $20 million compared with benefits of $148 million in 2005, and reflected a 13% rise in the average price per gallon with a 1% increase in consumption.

Legislation enacted in the first quarter of 2005 repealed the 4.3 cents per gallon excise tax on railroad diesel fuel for 2007, with the following phased reductions in 2005 and 2006: 1 cent per gallon from Jan. 1, 2005 through June 30, 2005; 2 cents per gallon from July 1, 2005 through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS consumes about 500 million gallons of locomotive diesel fuel per year.

Depreciation expense increased $37 million, or 5%, in 2007 compared to 2006, but decreased $36 million, or 5%, in 2006 compared with 2005.   In both years, substantial capital investments and improvements resulted in higher depreciation expense.   The net decrease in 2006 reflected the results of an equipment depreciation study and an analysis of the assets received in the Conrail Corporation Reorganization completed in 2006.

Materials and other expenses (including the estimates of costs related to personal injury, property damage and environmental matters) decreased $2 million in 2007 compared with 2006, but increased $27 million, or 3%, in 2006 compared to 2005, as shown in the following table.

	2007	2006	2005
	($ in millions)

Materials	$359	$346	$315
Casualties and other claims	171	220	224
Other	270	236	236

	$800	$802	$775

The decline in 2007 was primarily due to lower derailment and personal injury costs, offset in part by higher property and other taxes, and increased materials costs for maintenance activities.

The increase in 2006 reflected increased locomotive and freight car repair costs due to more maintenance activity related to higher usage from increased traffic volumes coupled with the age of the fleet, as well as higher expenses arising from derailments and insurance costs.   These increases were partially offset by the absence of $38 million of costs associated with the 2005 derailment in Graniteville , South Carolina , and an unfavorable jury verdict in an employee injury case.

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

The largest component of casualties and other claims expense is personal injury costs.   Cases involving occupational injuries comprised about 60% of total employee injury cases resolved and about 40% of total payments made.   With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event but result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.

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

NS maintains substantial amounts of insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 17).   NS expects insurance costs to be slightly higher in 2008.

Other Income – Net

Other income – net was $93 million in 2007, $149 million in 2006 and $74 million in 2005 (see Note 2).   The decrease in 2007 reflected lower interest income ($31 million), higher expenses associated with synthetic fuel-related tax credit investments ($15 million) and lower returns from corporate-owned life insurance ($15 million) that combined to offset higher equity in earnings of Conrail ($20 million).

NS has membership interests representing ownership in companies that owned and operated facilities that produced synthetic fuel from coal.   In addition, NS purchased two facilities that produced synthetic fuel from coal in 2007.   The production of synthetic fuel resulted in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of “Other income – net,” and the tax credits, as well as tax benefits related to the expenses, are reflected in “Provision for income taxes” (see discussion below).

Results in 2006 reflected lower expense associated with tax credit investments primarily due to synthetic fuel related investments, greater interest income, and higher returns from corporate-owned life insurance, that were partially offset by lower equity in Conrail earnings.

Income Taxes

Income tax expense in 2007 was $773 million for an effective rate of 35%, compared with effective rates of 34% in 2006 and 25% in 2005.   The increase in the rate for 2007 largely resulted from Illinois tax legislation which increased deferred taxes by $19 million (see Note 3).   The increase in the rate for 2006 was primarily due to the absence of an Ohio tax law change that lowered the effective rate in 2005 as well as fewer tax credits from synthetic fuel-related investments.   Synthetic fuel tax credits were available through the end of 2007.

Synthetic fuel credits are subject to reduction if the Reference Price of a barrel of oil for the year falls within an inflation-adjusted phase-out range specified by the tax code.   The Reference Price for a year is the annual average wellhead price per barrel of unregulated domestic crude oil as determined by the Secretary of the Treasury by April 1 of the following year.   In 2006, the phase-out range was $55.06 to $69.12, and the phase-out range is adjusted annually for inflation.   While NS cannot predict with certainty the Reference Price for the year, NS estimated a 66 % phase-out of synthetic fuel credits in 2007 based on actual oil prices during the year.

Net income in 2007 reflects $5 million less in net benefits from these credits, as compared with the same period of 2006, as shown below:

	2007	2006	2005
	($ in millions)
Effect in “Other income – net:”
Expenses on synthetic fuel related investments	$77	$62	$102
Effect in “Provision for income taxes:”
Tax credits	60	56	98
Tax benefit of expenses on synthetic fuel
related investments	30	24	40
Total reduction of income tax expense	90	80	138
Effect in “Net income:”
Net benefit from synthetic fuel related investments	$13	$18	$36

The tax credits generated by NS’ synthetic fuel related investments, which reduced the effective tax rate by 3% in 2007 and 2006, and 6% in 2005, expired at the end of 2007 and, accordingly, the effective tax rate is expected to increase in 2008 (see Note 3).

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $2.3 billion in 2007, compared with $2.2 billion in 2006 and $2.1 billion in 2005.   The improvement in 2007 resulted from favorable changes in wor ki ng capital as well as the modest improvement in income from railway operations.   In 2006, higher income from railway operations was partially offset by higher income tax payments.   NS had a wor ki ng capital deficit of $273 million at Dec. 31, 2007, compared with wor ki ng capital of $307 million at Dec. 31, 2006.   The change was largely the result of reduced cash and short-term investments that were used to repurchase stock.   NS expects that cash on hand combined with cash flow provided by operating activities will be sufficient to meet its ongoing obligations.   NS’ cash, cash equivalents and short-term investment balances totaled $206 million and $918 million at Dec. 31, 2007 and 2006, respectively.

Contractual obligations at Dec. 31, 2007, comprised of NS' long-term debt (including capital leases) (see Note 7), operating leases (see Note 8), agreements with CRC (see Note 4), unconditional purchase obligations (see Note 17), long-term advances from Conrail (see Note 4) and unrecognized tax benefits (see Note 3) were as follows:

	Payments Due By Period
			2009-	2011-	2013 and
	Total	2008	2010	2012	Subsequent	Other
	($ in millions)

Long-term debt and
capital lease principal	$6,368	$369	$817	$369	$4,813	$--
Operating leases	937	138	243	151	405	--
Agreements with CRC	457	28	56	56	317	--
Unconditional purchase
obligations	298	201	97	--	--	--
Unrecognized tax
benefits*	167	36	--	--	--	131
Long-term advances
from Conrail	133	--	--	--	133	--
Total	$8,360	$772	$1,213	$576	$5,668	$131

*   When the amount and timing of liabilities for unrecognized tax benefits can be reasonably estimated, the amount is shown in the table under the appropriate period.   When the year of settlement cannot be reasonably estimated, the amount is shown in the Other column.

Off balance sheet arrangements consist of obligations related to operating leases, which are included in the table of contractual obligations above and disclosed in Note 8.

Cash used for investing activities was $1 billion in 2007, compared with $684 million in 2006 and $1.8 billion in 2005.   The increase in 2007 primarily reflected lower net proceeds from short-term investment sales and purchases and increased property additions.   The decrease in 2006 reflected higher proceeds from short-term investment sales, principally to fund share repurchases reflected in financing activities, offset in part by the $100 million investment in Meridian Speedway LLC (MSLLC) (see discussion below) and increased property additions.

Property additions account for most of the recurring spending in this category.   The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2007	2006	2005	2004	2003
	($ in millions)

Road and other property	$894	$756	$741	$612	$502
Equipment	447	422	284	429	218
Total	$1,341	$1,178	$1,025	$1,041	$720

Track Structure Statistics (Capital and Maintenance)

	2007	2006	2005	2004	2003

Track miles of rail installed	401	327	302	246	233
Miles of track surfaced	5,014	4,871	4,663	5,055	5,105
New crossties installed (millions)	2.7	2.7	2.5	2.5	2.8

Average Age of Owned Railway Equipment

	2007	2006	2005	2004	2003
			(years)
Freight cars	30.1	30.0	29.4	28.6	27.8
Locomotives	18.1	17.7	17.4	16.9	15.3
Retired locomotives	30.0	35.0	27.4	22.9	28.7

For 2008, NS has budgeted $1.43 billion for capital expenditures.   The anticipated spending includes $613 million for rail, crosstie, ballast and bridge programs, and $339 million is provided for infrastructure and expansion investments, including increased mainline capacity, track upgrades and expansions to accommodate new customers or traffic and large network public/private partnership investments such as the Heartland Corridor and Chicago CREATE programs (see discussion below).   Norfolk Southern expects to spend approximately $143 million on intermodal terminals and equipment to add capacity to the intermodal network, increased access and capacity for coal and merchandise traffic, and bulk transfer facilities.   Planned equipment spending of $264 million provides $119 million for locomotives, including the purchase of 15 new units and continued spending on improvements to the locomotive fleet.   Approximately $145 million will be spent on freight cars, including the acquisition of 1,330 new higher capacity coal cars as part of a multi-year program to replace the existing coal car fleet, the purchase of 321 freight cars upon their lease expiration, 163 multi-level automobile racks and improvements to multi-level racks. Norfolk Southern also expects to spend $66 million related to computers, systems and information technology.   NS expects to make all of its capital expenditures with internally generated funds.

The Meridian Speedway is a 320 mile rail line between Meridian , Mississippi and Shreveport , Louisiana ..   On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture (MSLLC) pursuant to which NS expects to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately three years, in exchange for a 30% interest in the joint venture.   To date, NS has contributed $240 million.   At the formation of MSLLC, KCS contributed the Meridian Speedway.   NS is recognizing its pro rata share of the joint venture’s earnings or loss as required under the equity method of accounting.   NS’ total investment in MSLLC is supported by the fair value of the rail line as well as intangible assets obtained through the transaction.   The joint venture is expected to increase capacity and improve service over the Meridian Speedway into the Southeast.

The Heartland Corridor is a package of proposed clearance improvements and other facilities that will create a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.   During 2006, with respect to the tunnel clearance component of the Heartland Corridor, NS and the states of Ohio , West Virginia and Virginia each entered into a Memorandum of Agreement with the Federal Highway Administration that governs the release of up to $95 million in authorized federal funding.   In 2006, NS also entered into agreements with two states governing the use of up to $11 million in state funding for the Heartland Corridor rail double-stack clearance project.   NS expects to spend about $60 million in connection with this project.   NS began work on the Heartland Corridor tunnel clearances in October 2007 and the entire project is expected to be completed by 2010.

The Chicago Region Environmental and Transportation Efficiency (CREATE) project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   NS and other railroads have agreed to participate in CREATE.   A portion of the public funding has been approved and the parties have developed a list of projects to be included in Phase I of the project.   A total of $100 million in public funding has been secured for Phase I and the railroads have contributed an additional $100 million.   The railroads expect to complete Phase I over the next three years.   As currently planned, the total project is estimated to cost $1.5 billion with city, state and federal support.   If additional public funding is secured, the railroads are expected to contribute a total of $232 million towards the entire project with NS’ share slated to be $34 million.

Cash used for financing activities was $1.6 billion in 2007, compared with $1.3 billion in 2006 and $456 million in 2005.   The increases reflected higher share repurchases as a part of NS’ ongoing share repurchase program (see Note 13), as well as higher debt repayments and increased dividend payments.   Financing activities in 2007 include $250 million of proceeds from NS’ receivable securitization facility (see Note 7).

Share repurchases totaled $1.2 billion in 2007 and $964 million in 2006 for the purchase and retirement of 23.6 million shares and 21.7 million shares, respectively, of common stock as part of NS’ ongoing share repurchase program.   In March 2007, NS’ Board of Directors amended NS’ share repurchase program by increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the authorized period from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   To date, almost all of the purchases under the program have been made with internally generated cash.   However, future funding sources are expected to include proceeds from the issuance of debt, including the use of the receivable securitization program (see Note 7).   Dependent on economic and market conditions, NS expects to purchase and retire a similar amount of shares in 2008.

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at Dec. 31, 2007, and NS is in compliance with all of the financial covenants.   NS also has in place two shelf registration statements on Form S-3 filed with the SEC in March 2001 and September 2004 under which up to $700 million of additional debt or equity securities could be issued (see Note 7).

Loo ki ng forward, NS expects to refinance maturing debt over the next several years and modestly increase current debt levels.   Overall, NS’ goal is to maintain a capital structure with appropriate leverage to support NS’ business strategy and provide flexibility through business cycles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10‑K as of Dec. 31, 2007, with the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is discussed below in “New Accounting Pronouncements” and in Note 3.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 10).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management utilizes an independent consulting actuarial firm’s studies to assist it in selecting appropriate assumptions and valuing its related liabilities.

NS' net pension benefit, which is included in “Compensation and benefits” on its Consolidated Statements of Income, was $40 million for the year ended Dec. 31, 2007.   In recording this amount, NS assumed a long-term investment rate of return of 9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been a rate of return in excess of 10% and supports the current rate of return assumption.   A one percentage point change to this rate of return assumption would result in a $19 million change to the pension credit and, as a result, an equal change in “Compensation and benefits” expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS' net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.   In 2007, NS utilized an analysis in which the projected annual cash flows from the pension and postretirement benefit plans were matched with a yield curve based on an appropriate universe of high-quality corporate bonds.   NS used the results of the yield curve to select the discount rate that matches the payment stream of the benefits in these plans.   Previously, NS referred to Moody’s seasoned Aa corporate bond yields and the changes in such yields in establishing the discount rate.

NS' net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $76 million for the year ended Dec. 31, 2007.   In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other postretirement benefits” as disclosed in Note 10,

management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 10.

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

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   In developing these assumptions, NS’ management utilizes periodic depreciation studies that are performed by an outside firm of consulting engineers.   These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS' depreciation expense for the year ended Dec. 31, 2007, amounted to $775 million.   NS' weighted-average depreciation rates for 2007 are disclosed in Note 5; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $27 million increase (or decrease) to NS' depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS' expense for casualties and other claims, included in “Materials and other,” amounted to $171 million for the year ended Dec. 31, 2007.   Most of this expense was composed of NS' accrual related to personal injury liabilities.   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

To aid in valuing its personal injury liability and determining the amount to accrue during the year, NS’ management utilizes studies prepared by an independent consulting actuarial firm.   For employee personal injury cases, the actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, ta ki ng into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined.   NS has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.   The most recent actuarial study, completed in the fourth quarter of 2007, resulted in a decrease to NS' personal injury liability during the fourth quarter.   While the liability recorded is support ed by the most recent study, it is reasonably possible that the ultimate liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $16 million in 2007, $19 million in 2006 and $16 million in 2005, and capital expenditures totaled approximately $7 million in 2007, $6 million in 2006 and $9 million in 2005.   Capital expenditures in 2008 are expected to be comparable to those in 2007.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $46 million at Dec. 31, 2007, and $54 million at Dec. 31, 2006 (of which $12 million was accounted for as a current liability at Dec. 31, 2007 and 2006).   At Dec. 31, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 155 identified locations.   On that date, 13 sites accounted for $25 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Income Taxes

NS' net long-term deferred tax liability totaled $6.4 billion at Dec. 31, 2007 (see Note 3).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns ..   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS had a $10 million valuation allowance on $685 million of deferred tax assets as of Dec. 31, 2007, reflecting the expectation that most of these assets will be realized.

In addition, NS has a recorded liability for its estimate of uncertain tax positions taken or expected to be taken in a tax return.   Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will realized upon settlement with the taxing authority.   Management believes this liability for uncertain tax positions to be adequate.   Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.   For every one half percent change in the 2007 effective rate net income would have changed by $11 million.

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS' railroad employees are covered by labor agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes.   The most recent bargaining round began in late 2004.   Since that time, the railroads have finalized agreements that extend through 2009 with all of the major rail unions except the United Transportation Union (UTU) and the International Association of Machinists (IAM).   A tentative agreement has been reached with the UTU that is subject to ratification by employees.

NS previously reached separate agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) through 2009.   Thus, only the health and welfare provisions from the national agreements will apply to NS’ locomotive engineers and ATDA-represented dispatchers.   NS recently reached a tentative agreement with BLET that would have further extended its contract with that union through 2014.   However, that agreement was not ratified by employees.

A tentative national agreement with IAM was not ratified by employees.   Negotiations with IAM are being mediated by the National Mediation Board (NMB), a federal agency.   The status quo is preserved during mediation (that is, the union may not strike and management may not change the labor agreements) while the NMB assists the parties in their efforts to reach agreement.    If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this time.

Market Risks and Hedging Activities

NS has used derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS began a program to hedge a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   No new hedges have been entered into since May of 2004, and the last remaining contracts were settled in the second quarter of 2006, bringing an end to the benefits from the program.   Locomotive diesel fuel costs represented 14% of NS' operating expenses for 2006 and 11% for 2005.

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2007, NS' debt subject to interest rate fluctuations totaled $413 million.   A 1% point increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $4 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2007, the average pay rate under these agreements was 5%, and the average receive rate was 7%.   During 2007 and 2006, the effect of the swaps was to reduce interest expense by $1 million and $1 million , respectively ..   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements.   This statement, effective for interim or annual reporting periods beginning after Nov. 15, 2007, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.   NS will adopt the statement in the first quarter of 2008 and expects it will not have a material effect on NS’ consolidated financial statements.

FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” issued in June 2006, clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.   Under the guidelines of FIN 48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination.   NS adopted this Interpretation in the first quarter of 2007 (see Notes 1 and 3).

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like “believe,” “expect,” “anticipate” and “project.” Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:   domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; acts of terrorism or war; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of litigation; changes in securities and capital markets; disruptions to NS’ technology infrastructure, including computer systems; and natural events such as severe weather, hurricanes and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A “Risk Factors.”   Forward-loo ki ng statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

Item 7A ..   Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

Item 8 ..   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	K41

Reports of Independent Registered Public Accounting Firm	K42

Consolidated Statements of Income	K44
Years ended Dec. 31, 2007, 2006 and 2005

Consolidated Balance Sheets	K45
As of Dec. 31, 2007 and 2006

Consolidated Statements of Cash Flows	K46
Years ended Dec. 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Equity	K47
Years ended Dec. 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements	K48

The Index to Consolidated Financial Statement Schedule in Item 15	K82

Report of Management

Feb. 15, 2008

To the Stockholders

Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of Dec. 31, 2007.   This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of Dec. 31, 2007.

KPMG LLP, independent registered public accounting firm, has audited the Corporation's financial statements and issued an attestation report on the Corporation's internal control over financial reporting as of Dec. 31, 2007.

/s/ Charles W. Moorman	/s/ James A. Squires	/s/ Marta R. Stewart
Charles W. Moorman	James A. Squires	Marta R. Stewart
Chairman, President and	Executive Vice President Finance and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.   Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Norfolk , Virginia

February 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, Norfolk Southern Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Norfolk , Virginia

February 15, 2008

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended Dec. 31,
	2007	2006	2005
	($ in millions, except earnings per share)

Railway operating revenues	$9,432	$9,407	$8,527

Railway operating expenses:
Compensation and benefits	2,552	2,637	2,493
Purchased services and rents	1,551	1,578	1,547
Fuel	1,169	1,095	821
Depreciation	775	738	774
Materials and other	800	802	775

Total railway operating expenses	6,847	6,850	6,410

Income from railway operations	2,585	2,557	2,117

Other income – net	93	149	74
Interest expense on debt	441	476	494

Income before income taxes	2,237	2,230	1,697

Provision for income taxes	773	749	416

Net income	$1,464	$1,481	$1,281

Per share amounts:
Net income
Basic	$3.74	$3.63	$3.17
Diluted	$3.68	$3.57	$3.11

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	As of Dec. 31,
	2007	2006
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$206	$527
Short-term investments	--	391
Accounts receivable – net	942	992
Materials and supplies	176	151
Deferred income taxes	190	186
Other current assets	161	153
Total current assets	1,675	2,400

Investments	1,974	1,755
Properties less accumulated depreciation	21,583	21,098
Other assets	912	775
Total assets	$26,144	$26,028

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,139	$1,181
Income and other taxes	203	205
Other current liabilities	237	216
Current maturities of long-term debt	369	491
Total current liabilities	1,948	2,093

Long-term debt	5,999	6,109
Other liabilities	2,039	1,767
Deferred income taxes	6,431	6,444
Total liabilities	16,417	16,413

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 379,297,891 and 397,419,601 shares,
respectively, net of treasury shares	380	398
Additional paid-in capital	1,466	1,303
Accumulated other comprehensive loss	(399)	(369)
Retained income	8,280	8,283

Total stockholders' equity	9,727	9,615

Total liabilities and stockholders' equity	$26,144	$26,028

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended Dec. 31,
	2007	2006	2005
	($ in millions)
Cash flows from operating activities
Net income	$1,464	$1,481	$1,281
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	786	750	787
Deferred income taxes	125	(8)	80
Gains and losses on properties and investments	(51)	(54)	(51)
Changes in assets and liabilities affecting operations:
Accounts receivable	30	(60)	(94)
Materials and supplies	(25)	(19)	(28)
Other current assets	(17)	(11)	20
Current liabilities other than debt	38	38	55
Other – net	(17)	89	55
Net cash provided by operating activities	2,333	2,206	2,105

Cash flows from investing activities
Property additions	(1,341)	(1,178)	(1,025)
Property sales and other transactions	124	119	110
Investments, including short-term	(635)	(1,804)	(1,822)
Investment sales and other transactions	827	2,179	910
Net cash used for investing activities	(1,025)	(684)	(1,827)

Cash flows from financing activities
Dividends	(377)	(278)	(194)
Common stock issued – net	183	297	194
Purchase and retirement of common stock	(1,196)	(964)	--
Proceeds from borrowings	250	--	433
Debt repayments	(489)	(339)	(889)
Net cash used for financing activities	(1,629)	(1,284)	(456)

Net increase (decrease) in cash and cash equivalents	(321)	238	(178)

Cash and cash equivalents
At beginning of year	527	289	467

At end of year	$206	$527	$289

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$441	$473	$485
Income taxes (net of refunds)	$603	$692	$271

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

				Accum.
				Other
		Additional	Unearned	Compre-
	Common	Paid-in	Restricted	hensive	Retained
	Stock	Capital	Stock	Loss	Income	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2004	$401	$728	$(8)	$(24)	$6,880	$7,977

Comprehensive income
Net income					1,281	1,281
Other comprehensive loss				(53)		(53)
Total comprehensive
income						1,228
Dividends on Common
Stock, $0.48 per share					(194)	(194)
Stock-based compensation,
including tax benefit of $47	10	260	(9)			261
Other		4				4

Balance Dec. 31, 2005	411	992	(17)	(77)	7,967	9,276

Comprehensive income
Net income					1,481	1,481
Other comprehensive
income				2		2
Total comprehensive
income						1,483
Adoption of SFAS 158,
net of tax				(294)		(294)
Dividends on Common
Stock, $0.68 per share					(278)	(278)
Share repurchases	(22)	(63)			(879)	(964)
Stock-based compensation,
including tax benefit of $85	9	372	17		(8)	390
Other		2				2

Balance Dec. 31, 2006	$398	$1,303	$--	$(369)	$8,283	$9,615

Comprehensive income
Net income					1,464	1,464
Other comprehensive
loss				(30)		(30)
Total comprehensive
income						1,434
Adoption of FIN 48,
net of tax					10	10
Dividends on Common
Stock, $0.96 per share					(377)	(377)
Share repurchases	(24)	(81)			(1,091)	(1,196)
Stock-based compensation,
including tax benefit of $57	6	238			(9)	235
Other		6				6

Balance Dec. 31, 2007	$380	$1,466	$--	$(399)	$8,280	$9,727

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

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2007): coal (25%); intermodal (20%); chemicals (13%); metals/construction (12%); agriculture/consumer products/government (11%); automotive (10%); and paper/clay/forest products (9%).   Although most of NS’ customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the United States ..   Approximately 85% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and other postretirement benefits.   Changes in facts and circumstances may result in revised estimates.

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

Stock-Based Compensation

NS has stock-based employee compensation plans, which are more fully described in Note 11.   Through Dec. 31, 2005, NS applied the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion 25), and related interpretations in accounting for these plans (See “Required Accounting Changes,” below).

The following table illustrates the effect on net income and earnings per share if NS had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation:

2005
($ in millions, except per share)

Net income, as reported	$1,281
Add: Stock-based employee compensation expense
as reported	46
Deduct: Stock-based employee compensation
expense determined under fair value method	(45)
Pro forma net income	$1,282

Earnings per share:
As reported
Basic	$3.17
Diluted	$3.11

Pro forma
Basic	$3.17
Diluted	$3.10

Required Accounting Changes

Effective Jan. 1, 2007, NS adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”   FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.   Under the guidelines of FIN 48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination (see Note 3).

Effective Dec. 31, 2006, NS adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (see Note 10).

Effective January 1, 2006, NS adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” [SFAS 123(R)].   This statement applies to awards granted, modified, repurchased or cancelled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirement to expense the fair value of stock options.   The standard also requires that awards to be settled in cash be measured at fair value at each reporting date until ultimate settlement.   NS adopted SFAS 123(R) using the modified prospective method, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as of such date.   In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).   As compared to amounts that would have been recognized under APB Opinion 25, the adoption of SFAS 123(R) resulted in $27   million of additional compensation expense for 2006, including the immediate expensing of 2006 grants made to retirement-eligible employees, which reduced net income by $20 million, or 5 cents per basic and diluted share.   Under SFAS 123(R), all new awards granted to retirement eligible employees must be expensed immediately.   Under APB Opinion No. 25 and related interpretations, such awards were amortized over the stated service period.   Such awards were treated similarly under SFAS 123 in the pro forma amounts disclosed in the preceding table.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Allowance for Doubtful Accounts

NS' allowance for doubtful accounts was $5 million at Dec. 31, 2007 and 2006.   To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, as well as general economic conditions and trends.

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

Reclassifications

Certain comparative prior year amounts presented in “Railway operating expenses” have been reclassified to conform to the current year presentation.   Amounts previously presented as “Diesel fuel” (used in locomotives) have been combined with other fuel and related costs and are now presented as “Fuel.”   Additionally, certain other groupings of costs within “Railway operating expenses” have been changed.

2.   Other Income - Net

	2007	2006	2005
	($ in millions)
Income from natural resources:
Royalties from coal	$52	$55	$54
Nonoperating depletion and depreciation	(11)	(12)	(13)
Subtotal	41	43	41

Gains and losses from sale of properties and investments	51	54	49
Rental income	46	45	42
Equity in earnings of Conrail (Note 4)	45	25	37
Interest income	45	76	41
Corporate-owned life insurance – net	9	24	4
Expenses related to synthetic fuel investments	(77)	(62)	(102)
Other interest expense	(27)	(17)	(6)
Taxes on nonoperating property	(10)	(9)	(9)
Other	(30)	(30)	(23)
Total	$93	$149	$74

“Other income - net” includes income and costs not part of rail operations and the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.   NS has a 40.5% interest in a limited liability company that owned and operated facilities that produced synthetic fuel from coal.   In addition, in 2007 NS purchased two facilities that produced synthetic fuel from coal.   The production of synthetic fuel resulted in tax credits as well as expenses related to the investments.   The expenses are included in “Expenses related to synthetic fuel investments” above.

“Other current assets” in the Consolidated Balance Sheets includes prepaid interest of $58 million at Dec. 31, 2007, and $50 million at Dec. 31, 2006, arising from corporate-owned life insurance borrowings.

3.   Income Taxes

Provision for Income Taxes

	2007	2006	2005
	($ in millions)

Current:
Federal	$570	$666	$283
State	78	91	53
Total current taxes	648	757	336

Deferred:
Federal	77	3	220
State	48	(11)	(140)
Total deferred taxes	125	(8)	80

Provision for income taxes	$773	$749	$416

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	($ in millions)
Federal income tax at
statutory rate	$783	35	$780	35	$594	35
State income taxes, net of
Federal tax effect	63	3	52	2	40	2
Tax credits	(65)	(3)	(62)	(3)	(104)	(6)
Ohio rate change, net of
Federal tax effect	--	--	--	--	(96)	(6)
Illinois tax law change, net of
Federal tax effect	19	1	--	--	--	--
Other – net	(27)	(1)	(21)	--	(18)	--

Provision for income taxes	$773	35	$749	34	$416	25

In August 2007, Illinois enacted tax legislation that modifies the way in which transportation companies apportion their taxable income to the state.   The change resulted in an increase in NS’ deferred income tax liability in the third quarter, as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which increased deferred tax expense by $19 million.

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

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.   Deferred tax assets and liabilities are recorded in recognition of these differences.   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Dec. 31,
	2007	2006
	($ in millions)
Deferred tax assets:
Compensation and benefits, including post-retirement	$417	$382
Accruals, including casualty and other claims	219	211
Other	49	44
Total gross deferred tax assets	685	637
Less valuation allowance	(10)	(9)
Net deferred tax asset	675	628

Deferred tax liabilities:
Property	(6,683)	(6,659)
Other	(233)	(227)
Total gross deferred tax liabilities	(6,916)	(6,886)

Net deferred tax liability	(6,241)	(6,258)
Net current deferred tax asset	190	186

Net long-term deferred tax liability	$(6,431)	$(6,444)

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.   The total valuation allowance increased $1 million in 2007, and decreased $1 million in 2006 and $3 million in 2005.

Uncertain Tax Positions

As a result of the implementation of FIN 48 on Jan. 1, 2007 (see Note 1), NS recognized a $10 million increase to stockholders’ equity, $2 million of which related to investments accounted for under the equity method of accounting.   A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in millions):

Balance at January 1, 2007	$179

Additions based on tax positions related to the current year	65
Additions for tax positions of prior years	9
Reductions for tax positions of prior years	(84)
Settlements with taxing authorities	--
Lapse of statutes of limitations	(2)

Balance at December 31, 2007	$167

Included in the balance of unrecognized tax benefits at December 31, 2007, are potential benefits of $56 million that would affect the effective tax rate if recognized.   Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

NS expects that the total amount of unrecognized tax benefits at Dec. 31, 2007, will decrease by between $30 million and $35 million in 2008 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years but deductibility may become certain by the close of 2008.   NS’ consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service (IRS).   NS anticipates that the IRS will complete its examination of the 2004 and 2005 years within the next twelve months.   It is reasonably possible that the amount of unrecognized tax benefits will change due to the completion of the IRS examination of the 2004 and 2005 years, but an estimate of the change cannot be made.   The IRS completed its examination of the 2002 and 2003 consolidated federal income tax returns during the third quarter of 2006 and NS appealed certain adjustments proposed by the IRS.   State income tax returns generally are subject to examination for a period of three to four years after filing of the return.   In addition, NS is generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.   NS has various state income tax returns either under examination, administrative appeals, or litigation.   It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2008 as a result of the lapse of state statutes of limitations, but the amount is not expected to be significant.   NS does not expect that any of the above potential changes in unrecognized tax benefits will have a material effect on NS’ financial position, results of operations or liquidity.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” amounted to $12 million of expense in 2007 and income of $2 million in 2006 and $12 million in 2005.   Penalties related to tax matters are included in “Provision for income taxes” and totaled zero in each of 2007, 2006 and 2005.   NS has recorded a liability of $28 million at Dec. 31, 2007, and $17 million at Jan. 1, 2007, for the payment of interest on unrecognized tax benefits.   NS has no liability recorded at Dec. 31, 2007, and Jan. 1, 2007, for the payment of penalties on unrecognized tax benefits.

4.   Investments

	Dec. 31,
	2007	2006
	($ in millions)

Short-term investments with average maturities:
Federal government notes, 5 months	$--	$124
Corporate notes, 4 months	--	117
Commercial paper, 2 months	--	74
Municipal debt, 1 month	--	22
Other short-term investments, less than one month	--	54
Total short-term investments	$--	$391

Long-term investments:
Investment in Conrail Inc.	$899	$849
Other equity method investments	594	451
Company-owned life insurance at net cash surrender value	327	310
Other investments	154	145
Total long-term investments	$1,974	$1,755

Other equity method investments includes $240 million at Dec. 31, 2007, and $100 million at Dec. 31, 2006, related to NS’ investment in Meridian Speedway LLC, a joint venture formed with Kansas City Southern in 2006.

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS is applying the equity method of accounting to its remaining investment in Conrail in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”   NS is amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities.   At Dec. 31, 2007, the difference between NS’ investment in Conrail and its share of Conrail’s underlying net equity was $555 million.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" includes expenses for amounts due to CRC for operation of the Shared Assets Areas of $126 million in 2007 and 2006, and $129 million in 2005.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows: $28 million in each of 2008 through 2012 and $317 million thereafter.   NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

“Accounts payable” includes $78 million at Dec. 31, 2007, and $68 million at Dec. 31, 2006, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million at Dec. 31, 2007 and 2006 for long-term advances from Conrail, maturing 2035, entered into in 2005 that bear interest at an average rate of 4.4%.

5.   Properties

Dec. 31,			Depreciation
2007		2006	Rate for 2007
($ in millions)

Land	$2,085	$2,082
Railway property:
Road	19,420	18,725	2.7%
Equipment	7,413	7,085	3.7%
Other property	471	471	2.3%
	29,389	28,363

Less accumulated depreciation	(7,806)	(7,265)

Net properties	$21,583	$21,098

Railway property includes $504 million at Dec. 31, 2007, and $602 million at Dec. 31, 2006, of assets recorded pursuant to capital leases with accumulated amortization of $175 million and $192 million at Dec. 31, 2007 and 2006, respectively.   Other property includes the costs of obtaining rights to natural resources of $337 million at

Dec. 31, 2007 and 2006, with accumulated depletion of $172 million and $165 million at Dec. 31, 2007 and 2006, respectively.

Capitalized Interest

Total interest cost incurred on debt in 2007, 2006 and 2005 was $455 million, $489 million and $505 million, respectively, of which $14 million, $13 million and $11 million was capitalized.

6.   Current Liabilities

	Dec. 31,
	2007	2006
	($ in millions)
Accounts payable:
Accounts and wages payable	$568	$569
Casualty and other claims (Note 17)	259	301
Vacation liability	123	120
Equipment rents payable – net	87	96
Due to Conrail (Note 4)	78	68
Other	24	27
Total	$1,139	$1,181

Other current liabilities:
Interest payable	$90	$88
Retiree benefit obligations (Note 10)	57	53
Liabilities for forwarded traffic	53	50
Other	37	25
Total	$237	$216

7.   Long-term Debt

Long-term debt as of Dec. 31, 2007, with weighted average interest rates and maturities is presented below:

	Dec. 31,
	2007	2006
	($ in millions)
Notes and debentures:
6.91%, maturing to 2011	$1,200	$1,540
6.66%, maturing 2014 and 2017	981	981
8.23%, maturing 2020 to 2025	764	764
7.12%, maturing 2027 to 2031	1,290	1,290
7.21%, maturing 2037 and 2043	855	855
7.02%, maturing 2097 and 2105	650	650
Securitization borrowings, 5.57%	250	--
Equipment obligations, 6.13%, maturing to 2014	226	306
Capitalized leases, 4.84%, maturing to 2024	165	231
Other debt, 7.18%, maturing to 2019	113	113
Discounts and premiums, net	(126)	(130)
Total long-term debt	6,368	6,600
Less current maturities	(369)	(491)
Long-term debt excluding current maturities	$5,999	$6,109

Long-term debt maturities subsequent to 2008 are as follows:
2009	$477
2010	340
2011	338
2012	31
2013 and subsequent years	4,813
Total	$5,999

In November 2007, NS entered into a $500 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to an NS subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.   Amounts received under the facility are accounted for as borrowings.   The facility has a 364-day term; however, NS intends to refinance these borrowings by issuing long-term debt, which is supported by its $1 billion credit agreement (see below).   Accordingly, amounts outstanding are included in the line item “Long-term debt” in the Consolidated Balance Sheet.   At Dec. 31, 2007, the amount of receivables included in “Accounts receivable – net” serving as collateral for these borrowings was $778 million.

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

“Discounts and premiums, net” at Dec. 31, 2007 and 2006, includes $126 million and $130 million, respectively, related to $314 million face amount of 9.75% notes due in 2020 and $138 million face amount of 7.875% notes due 2043, which is being amortized as a reduction of interest expense over the terms of the notes, resulting in effective interest rates of 6.0% and 6.2%, respectively.

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.   Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.   These deposits are included in “Other assets” on the balance sheet and totaled $80 million at Dec. 31, 2007, and $85 million at Dec. 31, 2006.

Shelf Registration

NS has on file with the Securities and Exchange Commission two Form S-3 shelf registration statements, under which up to $700 million of additional debt or equity securities could be issued.

Credit Agreement, Debt Covenants and Commercial Paper

NS has in place a five-year $1 billion credit facility expiring in 2012.   Any borrowings under the credit agreement are contingent on the continuing effectiveness of certain representations and warranties made at the inception of the agreement.   NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a maximum leverage ratio restriction, certain restrictions on the issuance of further debt by NS or its subsidiaries and the consolidation, merger or sale of substantially all of NS’ assets.   At Dec. 31, 2007, NS was in compliance with all financial covenants.

NS has the ability to issue commercial paper support ed by its $1 billion credit agreement.   At Dec. 31, 2007, and Dec. 31, 2006, NS had no outstanding commercial paper or borrowings under the credit agreement.

8.   Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 4).   Future minimum lease payments and operating lease expense are as follows:

Operating

		Capital
	Leases	Leases
	($ in millions)

2008	$138	$46
2009	130	60
2010	113	25
2011	81	22
2012	70	15
2013 and subsequent years	405	8
Total	$937	$176
Less imputed interest on capital leases at an average rate of 5.4%		(11)
Present value of minimum lease payments included in debt		$165

Operating Lease Expense

	2007	2006	2005
	($ in millions)

Minimum rents	$191	$197	$190
Contingent rents	79	79	75
Total	$270	$276	$265

Contingent rents is primarily comprised of usage-based rent paid to other railroads for joint facility operations.

9.   Other Liabilities

	Dec. 31,
	2007	2006
	($ in millions)

Retiree health and death benefit obligations (Note 10)	$635	$621
Casualty and other claims (Note 17)	588	471
Net pension obligations (Note 10)	150	144
Deferred compensation	148	149
Long-term advances from Conrail (Note 4)	133	133
Federal and state income taxes	131	--
Other	254	249
Total	$2,039	$1,767

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

Required Accounting Change

As of Dec. 31, 2006, NS adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).   This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of defined benefit pension and postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation.   Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs, credits and transition costs that arise during the period.   As a result of adopting this standard, NS reduced its pension asset by $217 million and increased its pension and postretirement liabilities by $258 million in its Consolidated Balance Sheet, with a corresponding reduction to stockholders’ equity of $292 million (net of tax) reflected as an increase to accumulated other comprehensive loss.   In addition, NS recognized a $2 million reduction to stockholders’ equity related to its proportionate share of Conrail’s adoption of SFAS 158.   The adoption of SFAS 158 has no impact on years prior to 2006 and has no effect on the calculation of expenses for pensions and post-retirement benefits.

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Postretirement Benefits
	2007	2006	2007	2006
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,650	$1,642	$785	$754
Service cost	24	27	21	19
Interest cost	92	88	46	42
Actuarial (gains) losses	(12)	6	53	14
Benefits paid	(110)	(113)	(46)	(44)
Benefit obligation at end of year	1,644	1,650	859	785

Change in plan assets
Fair value of plan assets at beginning of year	1,939	1,824	119	108
Actual return on plan assets	125	220	6	11
Employer contribution	9	8	97	44
Benefits paid	(110)	(113)	(46)	(44)
Fair value of plan assets at end of year	1,963	1,939	176	119

Funded status at end of year	$319	$289	$(683)	$(666)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$478	$441	$--	$--
Current liabilities	(9)	(8)	(48)	(45)
Noncurrent liabilities	(150)	(144)	(635)	(621)
Net amount recognized	$319	$289	$(683)	$(666)

Amounts recognized in accumulated other comprehensive loss (pretax) consist of:
Net loss	$290	$--	$279	$--
Prior service cost (benefit)	9	--	(10)	--
Impact of implementation of SFAS 158	--	244	--	231

NS’ unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $159 million at Dec. 31, 2007, and $152 million at Dec. 31, 2006, and had accumulated benefit obligations of $137 million at Dec. 31, 2007, and $125 million at Dec. 31, 2006.

Pension and Other Postretirement Benefit Cost Components

	2007	2006	2005
	($ in millions)
Pension benefits
Service cost	$24	$27	$23
Interest cost	92	88	87
Expected return on plan assets	(167)	(159)	(149)
Amortization of prior service cost	2	2	2
Amortization of net losses	9	13	14
Net benefit	$(40)	$(29)	$(23)

Other postretirement benefits
Service cost	$21	$19	$17
Interest cost	46	42	40
Expected return on plan assets	(11)	(10)	(9)
Amortization of prior service benefit	(8)	(8)	(8)
Amortization of net losses	28	27	22
Net cost	$76	$70	$62

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

	2007
		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

Net loss arising during the year	$30	$58
Amortization of prior service cost	(2)	8
Amortization of net loss	(9)	(28)
Total recognized in other comprehensive loss	$19	$38
Total recognized in net periodic (benefit) cost and other comprehensive loss	$(21)	$114

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $7 million and $3 million, respectively.   The estimated net loss and prior service benefit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year are $30 million and $8 million, respectively.

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2007	2006	2005
Funded status:
Discount rate	6.25%	5.75%	5.50%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	5.75%	5.50%	5.75%
Return on assets in plans	9%	9%	9%
Future salary increases	4.5%	4.5%	4.5%

To determine the discount rate in 2007, NS utilized an analysis in which the projected annual cash flows from the pension and postretirement benefit plans were matched with a yield curve based on an appropriate universe of high-quality corporate bonds.   NS used the results of the yield curve to select the discount rate that matches the payment stream of the benefits in these plans.   Previously, NS referred to Moody’s seasoned Aa corporate bond yields and the changes in such yields in establishing the discount rate.

Health Care Cost Trend Assumptions

For measurement purposes at Dec. 31, 2007, increases in the per capita cost of covered health care benefits were assumed to be 9% for 2007 and 8.5% for 2008.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One percentage point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$9	$(7)
Postretirement benefit obligation	$100	$(84)

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

NS’ pension plan weighted-average asset allocations at Dec. 31, 2007 and 2006, by asset category, were as follows:

	Percentage of
	plan assets at Dec. 31,
Asset Category	2007	2006

Equity securities	75%	77%
Debt securities	25%	23%
Total	100%	100%
International equity securities
included in equity securities above	10%	10%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at Dec. 31, 2007, of 65% in equity securities and 35% in debt securities compared with 67% in equity securities and 33% in debt securities at Dec. 31, 2006.   The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocation and on the historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.

Contributions and Estimated Future Benefit Payments

In 2008, NS expects to contribute approximately $9 million to its unfunded pension plans for payments to pensioners and $48 million to its other postretirement benefit plans for retiree health benefits.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2008	$111	$48
2009	112	51
2010	114	54
2011	117	57
2012	120	59
Years 2013-2017	636	322

The other postretirement benefit payments include an estimated annual reduction due to the Medicare Part D Subsidy of about $6 million.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $27 million in 2007 and $26 million in 2006 and 2005.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' expenses under these plans were $14 million in 2007 and 2006, and $13 million in 2005.

11.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and performance share units (PSUs), up to a maximum of 88,025,000 shares of Norfolk Southern Common Stock (Common Stock).   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.   In May 2005, the stockholders approved an amended LTIP which provided that 8,500,000 shares of stock previously approved for issuance under LTIP could be granted as restricted shares, restricted stock unit shares or performance shares.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.   NS uses newly issued shares to satisfy any exercises and awards under LTIP and TSOP.

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

During the first quarter of 2007, a committee of nonemployee directors of NS’ Board granted stock options, restricted stock units and PSUs pursuant to the LTIP and granted stock options pursuant to the TSOP.   Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

Accounting Method

As disclosed in Note 1, prior to the adoption of SFAS 123(R), NS applied APB Opinion 25 and related interpretations in accounting for awards made under the plans.   Accordingly, grants of PSUs, restricted shares, restricted share units, dividend equivalents, tax absorption payments and SARs resulted in charges to net income, while grants of stock options had no effect on net income.   Under SFAS 123(R), all awards will result in charges to net income while dividend equivalents are charged to retained earnings.   Related compensation costs were $96 million in 2007, $129 million in 2006 and $75 million in 2005.   The total tax effect recognized in income in relation to stock-based compensation was a benefit of $32 million in 2007, $44 million in 2006 and $27 million in 2005.

Stock Options

Options may be granted for a term not to exceed 10 years and are subject to a vesting period of at least one year.   Option exercise prices are at not less than the fair market value of Common Stock on the effective date of the grant.   In the first quarter of 2007, 1,203,300 options were granted under the LTIP and 251,000 options were granted under the TSOP.   In each case, the grant price was $49.555, which was the fair market value of Common Stock on the date of grant, and the options have a term of ten years but may not be exercised prior to the third

anniversary of the date of grant.   Holders of the options granted under LTIP who remain employed by NS receive cash dividend equivalent payments for five years commensurate with dividends paid on Common Stock.

In the first quarter of 2006, 1,188,700 options were granted under the LTIP and 238,000 options were granted under the TSOP.   In each case, the grant price was $49.425, which was the fair market value of Common Stock on the date of grant, and the options have a term of ten years but may not be exercised prior to the first anniversary of the date of grant.

The fair value of each option award in 2007 and 2006 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   For purposes of pro forma information required under SFAS 123, the fair value of the option awards in 2005 was determined using the Black-Scholes option-pricing model.   The assumptions for 2007, 2006 and 2005 are shown in the following table:

	2007	2006	2005

Expected volatility range	26.1% - 33.3%	23.5% - 34.5%	n/a
Average expected volatility	33%	27%	33%
Average expected option term	5.6 years	3.7 years	5 years
Average risk-free interest rate	4.9%	4.5%	3.7%
Per-share grant-date fair value	$19.82	$13.47	$12.19
Options granted (LTIP and TSOP)	1,454,300	1,427,400	1,353,600

The grant date fair value of the 2007 TSOP grant was $17.88 using the same assumptions as the 2007 LTIP grant, except a dividend yield of 1.5% was used because no dividend equivalents are paid on these options and the average expected option term was 6.5 years.

A summary of options outstanding as of Dec. 31, 2007, and changes during the twelve months then ended is presented below:

	Option	Weighted Avg.
	Shares	Exercise Price

Outstanding at Dec. 31, 2006	22,276,526	$25.68
Granted	1,454,300	49.56
Exercised	(5,110,334)	25.65
Forfeited	(40,600)	49.55
Outstanding at Dec. 31, 2007	18,579,892	27.51

Exercisable at Dec. 31, 2007	17,165,692	25.69

The aggregate intrinsic value of options outstanding at Dec. 31, 2007, was $426 million and had a weighted-average remaining contractural term of 4.7 years.   Of these options outstanding, 17,165,692 were exercisable and had an aggregate intrinsic value of $425 million with a weighted average remaining contractual term of 4.4 years.

The following table provides information related to options exercised as of Dec. 31 for the respective years:

	2007	2006	2005
	($ in millions)

Total intrinsic value	$145	$226	$139
Cash received upon exercise of options	$126	$212	$194
Related tax benefit realized	$52	$79	$47

Prior to the adoption of SFAS 123(R), NS presented tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards (excess tax benefits) as operating cash flows in the Consolidated Statements of Cash Flows.   Beginning in 2006, SFAS 123(R) requires excess tax benefits to be classified as financing cash flows.   Accordingly, “Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended Dec. 31, 2007 and 2006, included $57 million and $85 million of such tax benefits, respectively.

In November of 2005, the Board of Directors of NS changed the vesting periods on options granted in January 2005 from three years to one year in order to reduce future compensation expense.   At the time, each of these options had an intrinsic value of approximately $9 and the modification resulted in less than $1 million of compensation expense.

Restricted Shares and Restricted Stock Units

Restricted share and restricted stock unit grants were zero and 321,450, respectively, in 2007, with a grant-date fair value of $50.01 and a 5-year restriction period, and were 332,150 and 332,150, respectively, in 2006, with a grant-date fair value of $49.60 and a three-year restriction period, and were 576,240 and 384,160, respectively, in 2005, with a grant-date fair value of $34.10 and a five-year restriction period.   Restricted stock units granted in 2007 will be settled through issuance of shares of Common Stock.   The restricted stock unit grants include cash dividend equivalent payments during the restriction period commensurate with dividends paid on Common Stock.

A summary of the status of restricted shares and restricted stock units as of Dec. 31, 2007, and changes during the twelve months then ended is presented below:

			Weighted - Average
			Grant-Date
	Shares	Units	Fair Value
Nonvested at Dec. 31, 2006	1,118,682	851,956	$36.78
Granted	--	321,450	50.01
Vested	(272,482)	(181,654)	23.18
Forfeited	(34,600)	(34,400)	35.96
Nonvested at Dec. 31, 2007	811,600	957,352	$42.53

At Dec. 31, 2007, there was $16 million of total unrecognized compensation related to restricted shares and restricted stock units.   That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.   The total fair value of the restricted shares vested and restricted stock units paid in cash during the twelve months ended Dec. 31, 2007, 2006 and 2005 was $22 million, $40 million and $2  million, respectively.   The total related tax benefit realized was $3 million in 2007 and $6 million in 2006.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.   PSU

grants and average grant-date fair values were 1,203,300 and $49.555 in 2007; 1,163,600 and $49.425 in 2006; and 1,344,400 and $34.10 in 2005.   One-half of any PSUs earned will be paid in the form of shares of Common Stock with the other half to be paid in cash.

A summary of the status of PSUs as of Dec. 31, 2007, and changes during the twelve months then ended is presented below:

		Weighted - Average
	Performance	Grant-Date
	Share Units	Fair Value
Balance Dec. 31, 2006	3,301,800	$36.46
Granted	1,203,300	49.56
Earned	(358,764)	22.02
Paid in cash	(358,790)	22.02
Unearned	(103,446)	22.02
Forfeited	(81,000)	45.89
Balance Dec. 31, 2007	3,603,100	43.91

As of Dec. 31, 2007, there was $19 million of total unrecognized compensation related to PSUs granted under the LTIP which is expected to be recognized over a weighted-average period of 1.0 year.   The total fair value of PSUs earned and paid in cash during the twelve months ended Dec. 31, 2007, 2006 and 2005 was $18 million, $34   million and $18   million, respectively.   The total related tax benefit realized was $2 million in 2007 and zero in 2006.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP as of Dec. 31, were as follows:

	2007	2006	2005
Available for future grants:
LTIP	8,937,651	9,288,283	11,321,573
TSOP	2,290,700	2,538,700	2,771,400
Shares of Common Stock issued:
LTIP	5,199,060	8,517,911	9,078,717
TSOP	540,877	836,783	410,750

12.   Stockholders' Equity

Common Stock

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern.   Treasury Shares at Dec. 31, 2007 and 2006, amounted to 20,683,686 and 20,780,638 shares, respectively, with a cost of $20 million in both years.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

Balance

		Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

Dec. 31, 2007
Pension and other postretirement liabilities	$(315)	$(54)	$20	$(349)
Other comprehensive loss of equity investees	(55)	5	--	(50)
Unrealized gains on securities	1	--	(1)	--
Accumulated other
comprehensive loss	$(369)	$(49)	$19	$(399)

Dec. 31, 2006
Pension and other postretirement liabilities	$--	$(315)	$--	$(315)
Other comprehensive loss of equity investees	(72)	17	--	(55)
Unrealized gains on securities	--	1	--	1
Cash flow hedges	12	--	(12)	--
Minimum pension liability	(17)	17	--	--
Accumulated other
comprehensive loss	$(77)	$(280)	$(12)	$(369)

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2007
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(88)	$34	$(54)
Reclassification adjustments for costs
included in net income	31	(11)	20
Subtotal	(57)	23	(34)
Other comprehensive income of equity investees	5	--	5
Reclassification adjustment for unrealized gains
on securities included in net income	(2)	1	(1)
Other comprehensive income (loss)	$(54)	$24	$(30)

Year ended Dec. 31, 2006
Net gain (loss) arising during the year:
Cash flow hedges	$(1)	$1	$--
Reclassification adjustments for gains
included in net income	(20)	8	(12)
Subtotal	(21)	9	(12)
Unrealized gains on securities	1	--	1
Minimum pension liability	(10)	4	(6)
Other comprehensive income of equity investees	15	4	19
Other comprehensive income (loss)	$(15)	$17	$2

Year ended Dec. 31, 2005
Net gain (loss) arising during the year:
Cash flow hedges	$92	$(37)	$55
Reclassification adjustments for gains
included in net income	(148)	58	(90)
Subtotal	(56)	21	(35)
Unrealized losses on securities	(1)	--	(1)
Minimum pension liability	(6)	2	(4)
Other comprehensive loss of equity investees	(13)	--	(13)
Other comprehensive income (loss)	$(76)	$23	$(53)

13 ..   Stock Purchase Program

In March 2007, NS’ Board of Directors amended NS’ share repurchase program and increased the authorized amount of share repurchases from 50 million to 75 million shares and shortened the authorized period from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash; however, future funding sources could include proceeds from the sale of commercial paper notes or the increase of long-term debt.   NS purchased and retired 23.6 million shares and 21.7 million shares of its common stock under this program in 2007 and 2006, respectively, at a cost of $1.2 billion and $964 million, respectively.

14.   Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	2007	2006	2005
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$1,459	$1,475	$1,281
Weighted-average shares outstanding	389.6	406.0	404.2
Basic earnings per share	$3.74	$3.63	$3.17

Income available to common stockholders for 2007 and 2006 reflects a $5 million and $6 million reduction, respectively, for the after-tax effect of dividend equivalent payments made to holders of vested stock options.

	2007	2006	2005
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$1,464	$1,481	$1,281
Weighted-average shares outstanding per above	389.6	406.0	404.2
Dilutive effect of outstanding options and
share-settled awards (as determined by the
application of the treasury stock method)	8.2	8.7	8.1
Adjusted weighted-average shares outstanding	397.8	414.7	412.3
Diluted earnings per share	$3.68	$3.57	$3.11

The diluted calculations exclude options whose exercise price exceeded the average market price of Common Stock as follows:   zero in 2007, 1 million in 2006 and 1 million in 2005.

15.   Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable” and “Accounts payable” approximate carrying values because of the short maturity of these financial instruments.   The fair value of corporate-owned life insurance approximates carrying value.   The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at Dec. 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$154	$173	$145	$166
Long-term debt	$(6,368)	$(6,935)	$(6,600)	$(7,370)

Underlying net assets were used to estimate the fair value of investments.   The fair values of notes receivable are based on future discounted cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities reflect unrealized holding gains of zero on Dec. 31, 2007, and $1 million on Dec. 31, 2006.   Sales of “available-for-sale” securities were immaterial for the years ended Dec. 31, 2007, 2006 and 2005; most short-term investments were redeemed at maturity.

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

Diesel Fuel Hedging

From 2001 until May 2004, NS entered into contracts that hedged a portion of its diesel fuel consumption.   The intent of the program was to assist in the management of NS' aggregate risk exposure to fuel price fluctuations, which can significantly affect NS' operating margins and profitability, through the use of one or more types of derivative instruments.   The goal of this hedging strategy was to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provided that NS would not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS' average monthly fuel consumption would be hedged for any month within any 36-month period.   After ta ki ng into account the effect of the hedging, diesel fuel costs represented 14% and 11% of NS’ operating expenses for the years ended Dec. 31, 2006 and 2005, respectively.   The last remaining contracts were settled in the second quarter of 2006, bringing an end to this program.   NS' fuel hedging activity resulted in decreases in diesel fuel expenses

of $20 million in 2006 and $148 million in 2005.   Ineffectiveness, or the extent to which changes in the fair value of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was a $1 million expense in 2006 and a $5 million expense in 2005.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $59 million and $83 million, or about 1%, of its fixed rate debt portfolio hedged as of Dec. 31, 2007, and Dec. 31, 2006, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS’ interest rate hedging activity resulted in decreases in interest expenses of $1 million for 2007 and 2006, and $2 million for 2005.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at Dec. 31, 2007, and Dec. 31, 2006, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.   The total net asset position of NS’ outstanding derivative financial instruments was comprised of a gross fair value asset position of $1 million at both Dec. 31, 2007, and Dec. 31, 2006.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.   To aid in valuing its personal injury liability and determining the amount to accrue during the year, NS’ management utilizes studies prepared by an independent consulting actuarial firm.   Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability is adequate to cover the future payments of claims and is support ed by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

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

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, ta ki ng into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual loss may vary from the amount recorded.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.   The actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS’ experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS adjusts its liability based upon management’s assessment and the results of the study.   Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that future settlement costs may differ from the estimated liability recorded.

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

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $46 million at Dec. 31, 2007, and $54 million at Dec. 31, 2006 (of which $12 million was accounted for as a current liability at Dec. 31, 2007 and 2006).   At Dec. 31, 2007, the liability represented NS' estimate of the probable cleanup and remediation costs based on available information at 155 known locations compared with 172 locations at Dec. 31, 2006.   On that date, 13 sites accounted for $25 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Insurance

NS obtains on behalf of itself and its subsidiaries insurance for potential losses for third-party liability and first-party property damages.   NS is currently self-insured up to $25 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in NS’ care, custody or control.

Purchase Commitments

At Dec. 31, 2007, NSR had outstanding purchase commitments of approximately $298 million primarily for coal hoppers, locomotives, RoadRailer® trailers, and track material in connection with its capital programs through 2009.

Change-In-Control Arrangements

Norfolk Southern has compensation agreements with officers and certain key employees that become operative only upon a change in control of Norfolk Southern, as defined in those agreements.   The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

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

As of Dec. 31, 2007, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Four other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

* * * * *

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	($ in millions, except per share amounts)
2007
Railway operating revenues	$2,247	$2,378	$2,353	$2,454
Income from railway operations	528	690	681	686
Net income	285	394	386	399
Earnings per share:
Basic	$0.72	$1.00	$0.99	$1.04
Diluted	$0.71	$0.98	$0.97	$1.02

2006
Railway operating revenues	$2,303	$2,392	$2,393	$2,319
Income from railway operations	551	677	715	614
Net income	305	375	416	385
Earnings per share:
Basic	$0.74	$0.91	$1.04	$0.97
Diluted	$0.72	$0.89	$1.02	$0.95

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of Dec. 31, 2007.   Based on such evaluation, such officers have concluded that, as of Dec. 31, 2007, NS' disclosure controls and procedures were effective to ensure that information required to be disclosed in NS’ reports under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The management of Norfolk Southern is responsible for establishing and maintaining adequate internal control over financial reporting.   Norfolk Southern’s internal control over financial reporting includes those policies and procedures that pertain to its ability to record, process, summarize and report reliable financial data.   Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.   Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.   Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of Dec. 31, 2007.   This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management has concluded that Norfolk Southern maintained effective internal control over financial reporting as of Dec. 31, 2007.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of Norfolk Southern's accounting policies, financial reporting and internal control.   The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management.   The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Norfolk Southern’s management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern’s independent registered public accounting firm has issued an attestation report on Norfolk Southern’s internal controls over financial reporting as of Dec. 31, 2007.   These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2007, management has not identified any changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

Item 9B.   Other Information ..

None.

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.   Directors, Executive Officers and Corporate Governance ..

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008, which definitive Proxy Statement will be filed electronically with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A.   The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.   Executive Compensation ..

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information:

·          appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2007 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”

·          appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2007 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2007” and “Option Exercises and Stock Vested in 2007” tables and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and

·          appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,”

in each case included in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ..

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 12, Part III, Item 403 of Regulation S-K, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information (as of Dec. 31, 2007)

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance under equity
	to be issued upon	Exercise price	compensation plans
	exercise of	of outstanding	(excluding
Plan	outstanding options,	options, warrants	securities reflected
Category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders[1]	18,782,702(3)	$25.71(5)	8,937,651(6)

Equity compensation
plans not approved by
security holders[2]	2,567,775 (4)	$32.10	2,326,700 (7)

Total	21,350,477		11,264,351

[1] The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2] The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred
Stock Option Plan and the Directors' Restricted Stock Plan.
[3] Includes options, restricted stock units and performance share units granted under the Long-Term Incentive Plan that may be settled in shares of stock.
[4] Includes options granted under the Long-Term Incentive Plan on 655,585 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[5] Calculated without regard to 2,115,000 outstanding restricted stock units and performance share units at Dec. 31, 2007.
[6] Of the shares remaining available for grant under plans approved by stockholders, 6,703,196 are available for grant as restricted shares, performance shares or restricted stock unit shares under the Long-Term Incentive Plan.
[7] Of the shares remaining available for grant under plans not approved by stockholders, 36,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan.

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

Pursuant to another amendment approved by stockholders on May 12, 2005, not more than 8,500,000 of the shares remaining available for issuance under LTIP may be awarded as restricted shares, performance shares or restricted stock unit shares.   Cash payments of restricted stock units, stock appreciation rights and performance share units will not be applied against the maximum number of shares issuable under LTIP.   Any shares of

Common Stock subject to options, performance share units or restricted stock units which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

Non-employee directors, officers and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.   Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance share units.   In addition, dividend equivalents may be awarded for options, restricted stock units and performance share units. The Committee may make awards under LTIP subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

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

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern’s performance during that three-year period.  For the 2007 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the Committee: (1) three-year average return on average capital invested, (2) three-year average operating ratio and (3) three-year total return to stockholders as compared with the average total return on all stocks comprising the S&P 500 composite stock price index.  Performance share units may be payable in either shares of Norfolk Southern Common Stock or cash.

Restricted stock units are payable in cash or in shares of Norfolk Southern Common Stock at the end of a restriction period of not less than 36 months and not more than 60 months.   During the restriction period, the holder of the restricted stock units has no beneficial ownership interest in the Norfolk Southern Common Stock represented by the restricted stock units and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent rights that may be awarded with respect to the restricted stock units).   The Committee at its discretion may waive the restriction period.

Norfolk Southern Corporation Thoroughbred Stock Option Plan

The Board adopted the Norfolk Southern Corporation Thoroughbred Stock Option Plan (“TSOP”) on Jan. 26, 1999, to promote the success of Norfolk Southern by providing an opportunity for nonagreement employees to acquire a proprietary interest in Norfolk Southern and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and s ki lls to the advancement, betterment, and prosperity of Norfolk Southern and its stockholders.   TSOP has not been and is not required to have been approved by stockholders.   There are 6,000,000 shares of authorized but unissued Common Stock reserved for issuance under TSOP.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.   Under TSOP, the Committee may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

The option price will not be less than 100% of the fair market value of Norfolk Southern's Common Stock on the effective date the options are granted.   All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.   Options awarded in 2007 are subject to a three-year vesting period.   TSOP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

Norfolk Southern Corporation Directors' Restricted Stock Plan

The Norfolk Southern Corporation Directors' Restricted Stock Plan (“Plan”) was adopted on Jan. 1, 1994 , and is designed to increase ownership of Norfolk Southern Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders.   The Plan has not been and is not required to have been approved by stockholders.   Currently, a maximum of 66,000 shares of Norfolk Southern Common Stock may be granted under the Plan.   To make grants to eligible directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Norfolk Southern Common Stock already owned by one or more of Norfolk Southern's subsidiary companies.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence ..

In accordance with General Instruction G(3), information called for by Item 13, Part III, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 14.   Principal Accountant Fees and Services.

In accordance with General Instruction G(3), information called for by Item 14, Part III is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2008, which definitive proxy statement will be filed electronically with the Commission pursuant to Regulation 14A.

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits and Financial Statement Schedules ..

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K41
		Reports of Independent Registered Public Accounting Firm	K42
		Consolidated Statements of Income, Years ended Dec. 31, 2007, 2006 and 2005	K44
		Consolidated Balance Sheets as of Dec. 31, 2007 and 2006	K45
		Consolidated Statements of Cash Flows, Years ended Dec. 31, 2007, 2006 and 2005	K46
Consolidated Statements of Changes in Stockholders' Equity, Years ended
		Dec. 31, 2007, 2006 and 2005	K47
		Notes to Consolidated Financial Statements	K48

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K94

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit
Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5, 2001.

3(ii)		The Bylaws of Norfolk Southern Corporation, as amended effective Feb. 1, 2008, are incorporated by reference to Exhibit 3 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

4		Instruments Defining the Rights of Security Holders, Including Indentures:

(a)

Indenture, dated as of Jan. 15, 1991, from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation's Registration Statement on Form S-3 (No.   33-38595).

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

(g)

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

(h)

Indenture, dated Aug. 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004.

(i)

First Supplemental Indenture, dated Aug. 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 28, 2004.

(j)

Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005.

(k)

Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

(l)

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

(e)

Amendment No. 5 to the Transaction Agreement, dated as of Aug. 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Sept. 2, 2004.

(f)

Shared Assets Area Operating Agreement for North Jersey , dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation's Form 10-Q filed on Aug. 11, 1999.

(g)

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

(i)

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

(j)

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

(k)

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

(n)

First Amendment dated March 19, 2007, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(o)

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

*(q)

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

*(s)

The Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective Jan. 23, 2001, is incorporated herein by reference to Exhibit 10(p) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

*(t)

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective Jan. 1, 1994, as restated Nov. 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 24, 1999.

*(u)

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

*,**(v)	Norfolk Southern Corporation Supplemental (formerly, Excess) Benefit Plan, as amended effective as of May 2, 2005.

*(w)

The Norfolk Southern Corporation Directors' Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on July 27, 2007.

*(x)

The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective Jan. 22, 2008, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(y)

Form of Agreement, dated as of Oct. 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on Nov. 9, 2001.   The agreement was entered into with L. Ike Prillaman, former Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, Vice Chairman and Chief Operating Officer; and Henry C. Wolf, former Vice Chairman and Chief Financial Officer.

(z)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective Jan. 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

*(aa)

The Norfolk Southern Corporation Restricted Stock Unit Plan, effective Jan. 28, 2003, is incorporated herein by reference to Exhibit 10(bb) to Norfolk Southern Corporation’s Form 10-K filed on Feb. 24, 2003.

*(bb)

The Norfolk Southern Corporation Executive Life Insurance Plan, as amended, effective Oct. 1, 2003, is incorporated herein by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on Oct. 31, 2003.

(cc)

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

(ee)

Amended and Restated Credit Agreement dated as of June 26, 2007, with respect to the Registrant’s $1 billion unsecured revolving credit facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on June 27, 2007.

*(ff)

The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

*(gg)

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on Dec. 7, 2005.

*(hh)

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

(jj)

The Transaction Agreement, dated as of Dec. 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(kk)	Amendment No. 1, dated as of Jan. 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and the Kansas City Southern Railroad.

(ll)

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of Dec. 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

*(mm)

The retirement agreement, dated Jan. 27, 2006, between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(nn)

The waiver agreement, dated Jan. 27, 2006, between Norfolk Southern Corporation and David R. Goode, providing for the waiver of forfeiture provisions otherwise applicable to certain restricted shares and restricted stock units upon retirement, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(oo)	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on Jan. 27, 2006.

*(pp)

The retirement agreement, dated Mar. 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Mar. 31, 2006.

*(qq)

The waiver agreement, dated Mar. 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, providing for the waiver of forfeiture provisions otherwise applicable to certain restricted shares and restricted stock units upon retirement, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Mar. 31, 2006.

(rr)

Limited Liability Company Agreement of Meridian Speedway , LLC, dated as of May 1, 2006, by and among The Alabama Great Southern Railroad Company and Kansas City Southern is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

*(ss)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective July 25, 2006, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 10-Q filed on July 28, 2006.

*(tt)

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 11, 2007.

*,**(uu)	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective Dec. 31, 2007.

*(vv)	The retirement agreement between Norfolk Southern Corporation and Henry C. Wolf is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

*(ww)	The waiver agreement between Norfolk Southern Corporation and Henry C. Wolf is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

(xx)

Transfer and Administration Agreement dated as of Nov. 8, 2007, with respect to the Registrant’s $500 million receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on Nov. 14, 2007.

* (yy)	Form of Norfolk Southern Corporation Long-Term Incentive Plan 2008 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on Nov. 20, 2007.

(zz)

Dealer Agreement dated as of Jan. 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

(aaa)

Dealer Agreement dated as of Jan. 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(bbb)

2008 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(ccc)

2008 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(ddd)

2008 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(eee)

2008 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(fff)

2008 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(ggg)

2008 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(hhh)

2008 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(iii)

2008 Award Agreement between Norfolk Southern Corporation and Jane M. O’Brien, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

*(jjj)

2008 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated Jan. 24, 2008, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on Jan. 25, 2008.

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

Exhibits 23, 31, 32 and 99 are included in copies assembled for public dissemination.   All exhibits are included in the 2007 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk , Virginia 23510-9219

POWER OF ATTORNEY

Each person whose signature appears below under “SIGNATURES” hereby authorizes James A. Hixon and James A. Squires or one of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints James A. Hixon and James A. Squires or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February 2008.

NORFOLK SOUTHERN CORPORATION

By:  Charles W. Moorman

        (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of February 2008, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Charles W. Moorman	Chairman, President and Chief Executive Officer and Director
(Charles W. Moorman)	(Principal Executive Officer)

/s/ James A. Squires	Executive Vice President Finance and Chief Financial Officer
(James A. Squires)	(Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

/s/ Gerald L. Baliles	Director
(Gerald L. Baliles)

/s/ Daniel A. Carp	Director
( Dan iel A. Carp)

/s/ Gene R. Carter	Director
(Gene R. Carter)

/s/ Alston D. Correll	Director
(Alston D. Correll)

/s/ Landon Hilliard	Director
(Landon Hilliard)

/s/ Burton M. Joyce	Director
( Burton M. Joyce)

/s/ Steven F. Leer	Director
(Steven F. Leer)

/s/ J. Paul Reason	Director
(J. Paul Reason)

				Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2006 and 2007
($ in millions)

		Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance
Year ended December 31, 2005
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$13	$--	$--	$3 [2]	$10
Casualty and other claims included in other liabilities	$315	$311	$--	$205 [3]	$421
Current portion of casualty and other claims included in accounts payable	$222	$92	$114 [1]	$137 [4]	$291

Year ended December 31, 2006
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$10	$--	$--	$1 [2]	$9
Casualty and other claims included in other liabilities	$421	$217	$--	$167 [3]	$471
Current portion of casualty and other claims included in accounts payable	$291	$40	$124 [1]	$154 [4]	$301

Year ended December 31, 2007
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$9	$1	$--	$--	$10
Casualty and other claims included in other liabilities	$471	$113	$162 [3,4]	$158 [3]	$588
Current portion of casualty and other claims included in accounts payable	$301	$17	$122 [1]	$181 [4]	$259

[1] Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

[2]Reclassifications to/from other assets.

[3] Payments and reclassifications to/from accounts payable.

[4] Payments and reclassifications to/from other liabilities.