Form 10-Q
period 2008-03-31
NORFOLK SOUTHERN CORP
filed 2008-04-23
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia
52-1188014
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Three Commercial Place
Norfolk , Virginia
23510-2191
(Address of principal executive offices)	(Zip Code)

(757) 629-2680
(Registrant's telephone number, including area code)

No Change

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                            Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                                                                                      Accelerated filer [ ]

Non-accelerated filer    [     ] (Do not check if smaller reporting company)          Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock (par value $1.00)	375,755,263 (excluding 20,654,120 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three Months Ended March 31, 2008 and 2007	3

		Consolidated Balance Sheets
		As of March 31, 2008, and Dec. 31, 2007	4

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.		Exhibits	23

Signatures			24

Exhibit Index			25

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	($ in millions except per share amounts)

Railway operating revenues
Coal	$662	$557
General merchandise	1,352	1,228
Intermodal	486	462
Total railway operating revenues	2,500	2,247

Railway operating expenses
Compensation and benefits	705	681
Purchased services and rents	375	384
Fuel	404	248
Depreciation	198	192
Materials and other	240	214
Total railway operating expenses	1,922	1,719

Income from railway operations	578	528

Other income – net	7	7
Interest expense on debt	109	115

Income before income taxes	476	420

Provision for income taxes	185	135

Net income	$291	$285

Per share amounts
Net income
Basic	$0.77	$0.72
Diluted	$0.76	$0.71

Dividends	$0.29	$0.22

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	Dec. 31,
	2008	2007
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$364	$206
Accounts receivable, net	1,125	942
Materials and supplies	194	176
Deferred income taxes	230	190
Other current assets	123	161
Total current assets	2,036	1,675

Investments	1,937	1,974
Properties less accumulated depreciation	21,697	21,583
Other assets	795	912
Total assets	$26,465	$26,144

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,337	$1,139
Income and other taxes	323	203
Other current liabilities	291	237
Current maturities of long-term debt	276	369
Total current liabilities	2,227	1,948

Long-term debt	6,217	5,999
Other liabilities	1,774	2,039
Deferred income taxes	6,499	6,431
Total liabilities	16,717	16,417

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 375,755,263 and
379,297,891 shares, respectively, net of treasury shares	376	380
Additional paid-in capital	1,557	1,466
Accumulated other comprehensive loss	(395)	(399)
Retained income	8,210	8,280

Total stockholders' equity	9,748	9,727

Total liabilities and stockholders' equity	$26,465	$26,144

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	($ in millions)
Cash flows from operating activities
Net income	$291	$285
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	200	194
Deferred income taxes	25	(3)
Gains and losses on properties and investments	(5)	(6)
Changes in assets and liabilities affecting operations:
Accounts receivable	(37)	1
Materials and supplies	(18)	(10)
Other current assets	30	31
Current liabilities other than debt	75	49
Other – net	43	45
Net cash provided by operating activities	604	586

Cash flows from investing activities
Property additions	(304)	(236)
Property sales and other transactions	3	36
Investments, including short-term	--	(289)
Investment sales and other transactions	54	233
Net cash used in investing activities	(247)	(256)

Cash flows from financing activities
Dividends	(109)	(88)
Common stock issued – net	71	41
Purchase and retirement of common stock	(276)	(276)
Proceeds from borrowings	525	--
Debt repayments	(410)	(64)
Net cash used in financing activities	(199)	(387)

Net increase (decrease) in cash and cash equivalents	158	(57)

Cash and cash equivalents
At beginning of year	206	527

At end of period	$364	$470

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$54	$63
Income taxes (net of refunds)	$7	$8

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-Based Compensation

In the first quarter of 2008, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $65 million during the first quarter of 2008, and $51 million during the same period of 2007.   The total tax effect recognized in income in relation to stock-based compensation was a benefit of $22 million and $17 million for the quarters ended March 31, 2008 and 2007, respectively.

Stock Options

In the first quarter of 2008, 1,162,600 options were granted under the LTIP and 250,000 options were granted under the TSOP.   In each case, the grant price was $50.74, which was the fair market value of Norfolk Southern Corporation common stock (Common Stock) on the date of grant, and the options have a term of ten years but may not be exercised prior to the third anniversary of the date of grant.   Holders of the options granted under the LTIP receive cash dividend equivalent payments for five years commensurate with dividends paid on Common Stock.

The fair value of each option award in 2008 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   The assumptions for the 2008 LTIP grant are shown in the following table:

2008

Expected volatility range	25% - 32%
Average expected volatility	32%
Average expected option life	5.9 years
Average risk-free interest rate	3.68%
Per-share grant-date fair value	$19.32

The grant-date fair value of the 2008 TSOP grant was $16.29 using the same assumptions as the 2008 LTIP grant, except a dividend yield of 2.29% was used because no dividend equivalents are paid on these options and the average expected option life was 8.0 years.

For the first three months of 2008, options relating to 1,557,854 shares were exercised, yielding $40 million of cash proceeds and $15 million of tax benefits recognized as additional paid-in capital.   For the first three months of 2007, option exercises resulted in $26 million of cash proceeds and $15 million of tax benefits.

Restricted Stock Units and Restricted Shares

There were 299,950 restricted stock units granted in 2008, with an average grant-date fair value of $50.47 and a five-year restriction period.   The restricted stock units granted in 2008 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2008.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   During the first quarter of 2008, there were 1,162,600 PSUs granted with a grant-date fair value of $50.47.   One-half of any PSUs earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.

During the first quarter of 2008, 1,013,999 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $34.10 per unit and a fair value at pay out of $50.47 per unit.   The total related tax benefit was $2 million in the first quarter of 2008.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.  NS anticipates that within the next six months the IRS will complete its examination of NS’ 2004 and 2005 federal income tax returns, in addition to NS’ appeal of certain adjustments proposed by the IRS with respect to the 2002 and 2003 tax years.   NS does not expect that the resolution of either the examination or the appeal will have a material effect on NS’ financial position, results of operations or liquidity.

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$290	$284
Weighted-average shares outstanding	375.7	394.2

Basic earnings per share	$0.77	$0.72

Income available to holders of Common Stock reflects a reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options as follows:   $1 million in the first quarters of 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$291	$285
Weighted-average shares outstanding per above	375.7	394.2
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.2	8.1
Adjusted weighted-average shares outstanding	383.9	402.3
Diluted earnings per share	$0.76	$0.71

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   none in the first quarters of 2008 and 2007, respectively.

4.   Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries (treasury shares) of Norfolk Southern.   Treasury shares at March 31, 2008, and Dec. 31, 2007, amounted to 20,654,120 and 20,683,686 shares, respectively, with a cost of $20 million for both periods.

5.   Share Repurchase Program

In March 2007, Norfolk Southern’s Board of Directors amended NS’ share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   NS repurchased and retired 5.6 million shares of its Common Stock under this program in the first three months of both 2008 and 2007, respectively, at a cost of $276 million for each of those quarters.

6.   Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $907 million at March 31, 2008, and $899 million at Dec. 31, 2007.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" includes expenses for amounts due to CRC for operation of the Shared Assets Areas of $31 million in the first quarter of 2008 and $32 million in the first quarter of 2007.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $8 million and $5 million in the first quarters of 2008 and 2007, respectively.

“Accounts payable” includes $70 million at March 31, 2008, and $78 million at Dec. 31, 2007, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million at both March 31, 2008, and Dec. 31, 2007, in long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Long-term Debt

In the first quarter of 2008, NS received $125 million under its accounts receivable securitization facility, at an average variable interest rate of 4.23% with a 364-day term.   At March 31, 2008, and Dec. 31, 2007, the amounts outstanding under the facility were $275 million and $250 million, respectively, and the amount of receivables included in “Accounts receivable – net” serving as collateral for these borrowings was $847 million and $778 million, respectively.   NS also issued $400 million of commercial paper during the first quarter of 2008.   At March 31, 2008, NS had commercial paper outstanding of $200 million at an average rate of 3.03%, due May 2008.   Norfolk Southern intends to refinance these borrowings by issuing long-term debt, which is supported by its $1 billion credit facility.   Accordingly, total amounts outstanding under these programs of $475 million are included in the line item “Long-term debt” in the March 31, 2008, Consolidated Balance Sheet.

In April 2008, through a private offering, NS issued and sold $600 million in debt securities at 5.75% due 2018.

8.   Pensions and Other Postretirement Benefits

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$6	$5
Interest cost	25	23	12	12
Expected return on plan assets	(43)	(42)	(2)	(3)
Amortization of prior service cost (benefit)	--	1	(2)	(2)
Amortization of net losses	2	2	7	7
Net (benefit) cost	$(10)	$(10)	$21	$19

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2008	2007
	($ in millions)

Net income	$291	$285
Other comprehensive income	4	5
Total comprehensive income	$295	$290

“Other comprehensive income" in 2008 and 2007 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs for the pension and other postretirement benefit plans and for 2007, unrealized gains and losses on available-for-sale securities.

10.    Commitments and Contingencies

Lawsuits

Norfolk Southern and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.   When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.   While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payment of such liability and claims.   However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.   Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.   To aid in valuing its personal injury liability and determining the amount to accrue with respect to such claims during the year, NS’ management utilizes studies prepared by an independent consulting actuarial firm.   Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.   FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.   The variability inherent in this system could result in actual costs being different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability is adequate to cover the future payments of claims and is support ed by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville , SC.   A portion of the settlement will not be reimbursed by insurance and is included as an expense in the first quarter.   The total liability related to the derailment, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheets reflect a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   One of NS’ insurance carriers has made assertions indicating that it may contest all or part of its coverage obligations, as such all or part of the recorded recovery attributable to such carrier ($100 million) may be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, ta ki ng into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual loss may differ from the estimated liability recorded.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.   The actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS’ experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS adjusts its liability based upon management’s assessment and the results of the study.   Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $43 million at March 31, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 154 known locations.   As of that date, 11 sites account for $24 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 31 locations, one or more Norfolk Southern subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability – for acts and omissions, past, present and future - is inherent in the railroad business.   Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on financial position, results of operations or liquidity in a particular year or quarter.

On Nov. 30, 2007, NS received notice from the United States Department of Justice (DOJ) that the DOJ is prepared to bring an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the Jan. 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  The notice further indicates that the State of South Carolina may also join in any action against NS.   NS is in discussions with the DOJ in an effort to settle the DOJ's claims.  NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations or liquidity.

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

Insurance

Norfolk Southern obtains on behalf of itself and its subsidiaries insurance for potential losses for third-party liability and first-party property damages.   NS is currently self-insured up to $25 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in NS’ care, custody or control.

Purchase Commitments

At March 31, 2008, NSR had outstanding purchase commitments of approximately $229 million primarily for coal hoppers, RoadRailer® trailers, and track material in connection with its capital programs through 2009.   Included in this amount is $64 million added during the first quarter of 2008 to accelerate the purchase of approximately 750 new coal cars.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007.   These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements.   Our report refers to Norfolk Southern Corporation’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 22, 2008

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ first quarter 2008 net income was 2% higher than the prior year due to improved income from railway operations.   Railway operating revenues increased 11% as higher average revenue per unit more than offset a 2% reduction in traffic volume.   Railway operating expenses, driven by higher fuel costs, increased 12% as compared to the first quarter of 2007, and the railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 76.9% compared with 76.5% for the first quarter of 2007.

Cash provided by operating activities for the first quarter was $604 million and, along with proceeds from borrowings, provided funding for capital expenditures, debt maturities, share repurchases and dividends.   In the first quarter of 2008, 5.6 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $276 million.  At March 31, 2008, cash and short-term investment balances totaled $364 million.

SUMMARIZED RESULTS OF OPERATIONS

First-quarter 2008 net income was $291 million, up $6 million, or 2%, compared with the same period last year.   The increase primarily resulted from a $50 million increase in income from railway operations and a $6 million reduction in interest expense.   First quarter net income was reduced by a $50 million increase in income taxes, reflecting both the absence of benefits associated with synthetic fuel tax credits that expired in 2007 and higher pretax income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter 2008 railway operating revenues were $2.5 billion, up $253 million, or 11%, compared with the first quarter of 2007.   As shown in the following table, the increases were the result of higher average revenue per unit and increased fuel surcharges (up $144 million) that were offset in part by lower traffic volume.

First Quarter
2008 vs. 2007
Increase (Decrease)
($ in millions)

Traffic volume (units)	$(52)
Revenue per unit/mix	305
Total	$253

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2008	2007	2008	2007	2008	2007
	($ in millions)		(in thousands)		($ per unit)

Coal	$662	$557	427.0	420.2	$1,551	$1,326
General merchandise:
Chemicals	305	274	102.2	105.7	2,986	2,587
Metals/construction	305	275	186.5	185.6	1,636	1,480
Agr./consumer prod./govt.	299	241	152.1	146.7	1,968	1,644
Automotive	228	227	119.6	132.5	1,908	1,717
Paper/clay/forest	215	211	100.2	109.3	2,139	1,936
General merchandise	1,352	1,228	660.6	679.8	2,047	1,807

Intermodal	486	462	740.4	771.5	656	598

Total	$2,500	$2,247	1,828.0	1,871.5	$1,367	$1,201

Coal

Coal revenues increased $105 million, or 19%, in the first quarter compared with the same period last year.   The increase reflected a 17% increase in average revenue per unit and a 2% increase in carloads.   For the first quarter, tonnage handled increased, reflecting improved export volume.   Coal tonnage by market was as follows:

	First Quarter
	2008	2007
	(in thousands)

Utility	35,604	36,216
Export	5,773	3,526
Steel	3,517	3,630
Industrial	1,909	2,397
	46,803	45,769

Utility coal tonnage declined 2% in the first quarter as higher export demand and the temporary closure of a major coal mine tightened coal availability for domestic customers.   Export coal tonnage increased 64% for the first quarter, reflecting increased global demand coupled with weather-related supply constraints in Australia and reduced export volume from China ..   D omestic metallurgical coal, coke and iron ore tonnage declined 3% in the first quarter due to constrained coal supply.   Industrial coal tonnage decreased 20% for the first quarter compared with 2007, principally due to a temporary mine shutdown and production problems that affected coal availability.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   In 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.   On April 17, 2008, the trial court entered a final order granting NS monetary damages, including interest, and prescribing the methodology for determining future rates.   Virginia Power is expected to appeal this order to the Virginia Supreme Court.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to be up compared to prior year levels, due to higher average revenue per unit and continued strength in the export market.

General Merchandise

General merchandise revenues increased $124 million, or 10%, in the first quarter, compared with the same period last year, reflecting a 13% increase in average revenue per unit, which was partially offset by a 3% decline in traffic volume.   The improvement in average revenue per unit reflected continued market-based pricing in all groups and higher fuel surcharges ..   Chemicals traffic volume decreased 3% for the first quarter, reflecting continued weakness in plastics linked to housing construction declines.   Metals and construction volume was up slightly as increased carloads from metals, machinery and aggregate markets offset declines in housing-related markets.   A griculture, consumer products and government volume increased 4%, reflecting increases in ethanol and feed shipments.   Automotive volumes decreased 10% for the first quarter, as Ford, General Motors and Chrysler reduced production.   Ford, General Motors and Chrysler combined operate 17 of 27 assembly plants served by NS.   P aper, clay and forest traffic volume was down 8% for the first quarter, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.

General merchandise revenues are expected to trend somewhat higher for the remainder of the year as improved year-over-year pricing should continue to offset modestly lower traffic volume.

Intermodal

Intermodal revenues increased $24 million, or 5%, in the first quarter, compared with the same period last year, primarily due to higher average revenue per unit (up 10%).   Intermodal volume was down 4% for the first quarter.   Truckload volume decreased 13% reflecting the soft economy.   International traffic volume declined 5%, primarily driven by a soft economy and less inland rail movement of West Coast port traffic that offset East Coast port volume growth.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 2%, as LTL conversions partially offset soft parcel business.   Triple Crown Services Company volume was up 2%.   Intermodal marketing companies volumes grew 2%, reflecting the relative efficiency of intermodal versus over-the-road transportation in a high fuel cost environment.

Intermodal revenues for the remainder of the year are expected to reflect modest growth due primarily to higher revenue per unit.

Railway Operating Expenses

First-quarter railway operating expenses were $1.9 billion in 2008, up $203 million, or 12%, compared with the same period last year.

Compensation and benefits expenses increased $24 million, or 4%, in first quarter 2008, compared with the same period last year. The increase was primarily the result of higher stock-based compensation (up $14 million) and increased wage rates (up $10 million).

Purchased services and rents decreased $9 million, or 2%, in the first quarter, compared with the same period last year, reflecting lower equipment rents as a result of lower traffic volume (down $3 million) and fewer third-party freight car repairs (down $4 million).

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $156 million, or 63%, for the first quarter, compared with the same period last year.   The increase reflected a 65% increase in the price per gallon of locomotive fuel and a 1% increase in consumption.

Materials and other expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased $26 million, or 12%, in the first quarter, compared with the same period last year.   The increase reflected the Avondale Mills settlement related to the Graniteville accident (see additional discussion below) as well as higher locomotive and freight car material costs.   These increases were partially offset by lower personal injury and environmental claims development.   The following table shows the components of materials and other expenses:

	First Quarter
	2008	2007
	($ in millions)

Materials	$101	$89
Casualties and other claims	65	52
Other	74	73
	$240	$214

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville , SC.   A portion of the settlement will not be reimbursed by insurance and is included as an expense in the first quarter.   The total liability related to the derailment, which includes a current and long-term portion, represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.   Accordingly, the Consolidated Balance Sheets reflect a current and long-term receivable for estimated recoveries from NS’ insurance carriers.   One of NS’ insurance carriers has made assertions indicating that it may contest all or part of its coverage obligations, as such all or part of the recorded recovery attributable to such carrier ($100 million) may be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.

Other income - net

Other income - net was flat in the first quarter 2008 compared with the same period in 2007 as lower returns from corporate-owned life insurance (down $21 million) were offset by decreased expenses associated with tax credit investments (down $20 million).

Provision for Income Taxes

The first-quarter effective income tax rate was 38.9% in 2008, compared with 32.1% last year.   The increase for the quarter was largely due to the absence of synthetic fuel-related credits which expired at the end of 2007.

NS’ consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service and are expected to be completed within the next six months.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $604 million in the first three months of 2008, compared with $586 million in the first three months of 2007 reflecting higher income from railway operations.   NS had a wor ki ng capital deficit of $191 million at March 31, 2008, compared with a wor ki ng capital deficit of $273 million at Dec. 31, 2007; the change was largely the result of increased proceeds from borrowings that were partially used to repurchase shares of Common Stock.   NS’ cash, cash equivalents and short-term investment balances totaled $364 million at March 31, 2008.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   Except for the purchase of additional coal cars, discussed below, there have been no material changes to the contractual obligation amounts or information relating to NS’ future obligations related to certain tax positions contained in NS’ Form 10-K as of Dec. 31, 2007.

Cash used for investing activities was $247 million in the first quarter of 2008, compared with $256 million in the same period last year, reflecting lower investment sales net of purchases and higher property additions.   In March 2008, Norfolk Southern’s Board of Directors approved the addition of $64 million to its 2008 capital expenditures budget to accelerate the purchase of approximately 750 new coal cars.

Cash used for financing activities was $199 million in the first quarter of 2008, compared with $387 million in the first quarter of 2007.   The change reflected higher debt repayments and increased dividend payments, which were more than offset by more proceeds from borrowings and higher exercises of employee stock options.   The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the share repurchase program are expected to be made with internally generated cash and proceeds from financings.   NS’ debt-to-total capitalization ratio was 40.0% at March 31, 2008, compared with 39.6% at Dec. 31, 2007.

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes financial covenants.   There were no amounts outstanding under this facility at March 31, 2008, and NS is in compliance with all of the financial covenants.   Through February 2009, NS is ineligible to utilize its March 2001 and September 2004 Form S-3 registration statements due to a late filing of a Form 8-K which was unrelated to its financial condition or results of operations.   However, this is not expected to have an impact on financial liquidity.   Through a private offering, NS issued and sold $600 million in debt securities in April 2008 (see Note 7).

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10‑K as of Dec. 31, 2007.

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

The most recent bargaining round began in late 2004.   Since that time, the railroads have reached agreements that extend through 2009 with all of the major rail unions except the United Transportation Union (UTU) and the International Association of Machinists (IAM).   The unions with which the railroads have reached agreement represent about two-thirds of NS’ unionized employees.   A tentative agreement with UTU is currently subject to ratification by the employees; a tentative agreement with IAM failed ratification and the parties remain in mediation.

Because NS previously reached separate agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements will apply to NS’ locomotive engineers and ATDA-represented dispatchers.   NS also had reached a further tentative agreement that would have extended its contract with BLET through 2014; however, the tentative agreement failed ratification by the employees.

Negotiations with the unions that have not settled are being mediated by the National Mediation Board (NMB), a federal agency.   The status quo is preserved during mediation (that is, the unions may not strike and management may not change the labor agreements) while the NMB assists the parties in their efforts to reach agreement.    If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.   A strike could occur 30 days thereafter if the parties did not accept arbitration.   However, the President of the United States of America could then appoint an Emergency Board, which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.   The outcome of the negotiations cannot be determined at this time.

Market Risks and Hedging Activities

NS uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates.   NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2008, NS' debt subject to interest rate fluctuations totaled $532 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial condition, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2008, the average pay rate under these agreements was 5%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the first quarters of 2008 and 2007, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $43 million at March 31, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 154 known locations.   As of that date, 11 sites account for $24 million of the liability, and no individual site was considered to be material.    NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 31 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”   This statement, effective for interim or annual reporting periods beginning after Nov. 15, 2007, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.   NS adopted the statement Jan. 1, 2008, related to financial instrument assets and liabilities with no material effect on NS’ consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-loo ki ng statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-loo ki ng statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of litigation; changes in securities and capital markets; disruptions to our technology infrastructure, including our computer systems; and natural events such as severe weather, hurricanes and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A “Risk Factors” in NS’ Form 10-K as of Dec. 31, 2007, and any updates contained herein.   Forward-loo ki ng statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-loo ki ng statements.   NS undertakes no obligation to update or revise forward-loo ki ng statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

 Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.   Based on such evaluation, such officers have concluded that, as of March 31, 2008, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

With respect to the antitrust class actions consolidated on November 6, 2007, in the U.S. District Court for the District of Columbia by the Judicial Panel on Multidistrict Litigation, consolidated amended class action complaints were filed against NS and three other railroads on April 15, 2008.  The complaints allege violations of Federal antitrust laws and other laws with regard to the railroads’ fuel surcharge programs.  On March 25, 2008, a lawsuit containing similar allegations against NS and four other major railroads was filed in the U.S. District Court for the District of Minnesota by a customer on behalf of itself, although NS has not yet received service of process.  NS believes the allegations in the complaints are without merit and intends to vigorously defend these actions.  In addition, NS received a subpoena from a state grand jury on July 13, 2007, requesting documents and materials relating to the setting of fuel surcharges.  NS is cooperating with the state in its investigation.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

Item 1A.   Risk Factors.

The risk factors included in NS’ 2007 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
Jan. 1-31, 2008	4,236,200	$47.52	4,236,200	25,436,155
Feb. 1-29, 2008	775,036	$53.94	760,200	24,675,955
March 1-31, 2008	642,375	$52.73	640,500	24,035,455
Total	5,653,611(1)		5,636,900

(1)                 Of this amount, 16,711 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through Dec. 31, 2015.   On March 27, 2007, the Board of Directors amended the program so as to increase the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to Dec. 31, 2010.

Item 6.   Exhibits.

See Exhibit Index beginning on page 25 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 23, 2008	/s/ Howard D. McFadden
Howard D. McFadden
Corporate Secretary (Signature)

Date:	April 23, 2008	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3	The Bylaws of Norfolk Southern Corporation, as amended effective Feb. 22, 2008, are incorporated herein by reference to Exhibit 3 to Norfolk Southern Corporation’s Form 8-K filed on February 25, 2008.
10.1*	Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of Nov. 8, 2007.
10.2

Purchase Agreement, dated as of April 1, 2008, among Norfolk Southern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 4, 2008.

10.3

Indenture, dated as of April 4, 2008, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

10.4

Registration Rights Agreement, dated as of April 4, 2008, among Norfolk Southern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Deutsche Bank Securities Inc. is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

10.5

Certificate representing up to $500,000,000 principal amount of 5.750% Senior Notes due 2018 is incorporated herein by reference to Exhibit 4.3 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

10.6

Certificate representing up to $95,000,000 principal amount of 5.750% Senior Notes due 2018 is incorporated herein by reference to Exhibit 4.4 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

10.7

Certificate representing up to $5,000,000 principal amount of 5.750% Senior Notes due 2018 is incorporated herein by reference to Exhibit 4.5 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*   Filed herewith.