Form 10-Q
period 2008-06-30
NORFOLK SOUTHERN CORP
filed 2008-07-24
CIK 702165

0UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2008

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

Class	Outstanding at June 30, 2008
Common Stock (par value $1.00)	375,199,214 (excluding 20,629,383 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three and Six Months Ended June 30, 2008 and 2007	3

		Consolidated Balance Sheets
		As of June 30, 2008, and Dec. 31, 2007	4

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information:

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.		Exhibits	26

Signatures			27

Exhibit Index			28

2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions, except per share amounts)

Railway operating revenues
Coal	$775	$579	$1,437	$1,136
General merchandise	1,458	1,320	2,810	2,548
Intermodal	532	479	1,018	941
Total railway operating revenues	2,765	2,378	5,265	4,625

Railway operating expenses
Compensation and benefits	662	629	1,367	1,310
Purchased services and rents	400	380	775	764
Fuel	491	279	895	527
Depreciation	199	192	397	384
Materials and other	214	208	454	422
Total railway operating expenses	1,966	1,688	3,888	3,407

Income from railway operations	799	690	1,377	1,218

Other income – net	46	21	53	28
Interest expense on debt	112	111	221	226

Income before income taxes	733	600	1,209	1,020

Provision for income taxes	280	206	465	341

Net income	$453	$394	$744	$679

Per share amounts
Net income
Basic	$1.20	$1.00	$1.98	$1.72
Diluted	$1.18	$0.98	$1.94	$1.69

Dividends	$0.29	$0.22	$0.58	$0.44

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	Dec. 31,
	2008	2007
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$454	$206
Accounts receivable, net	1,084	942
Materials and supplies	203	176
Deferred income taxes	169	190
Other current assets	116	161
Total current assets	2,026	1,675

Investments	1,804	1,974
Properties less accumulated depreciation	21,824	21,583
Other assets	760	912

Total assets	$26,414	$26,144

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,114	$1,139
Income and other taxes	282	203
Other current liabilities	246	237
Current maturities of long-term debt	486	369
Total current liabilities	2,128	1,948

Long-term debt	6,003	5,999
Other liabilities	1,812	2,039
Deferred income taxes	6,479	6,431
Total liabilities	16,422	16,417

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 375,199,214 and
379,297,891 shares, respectively, net of treasury shares	376	380
Additional paid-in capital	1,657	1,466
Accumulated other comprehensive loss	(392)	(399)
Retained income	8,351	8,280
Total stockholders' equity	9,992	9,727

Total liabilities and stockholders' equity	$26,414	$26,144

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	($ in millions)
Cash flows from operating activities
Net income	$744	$679
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	402	390
Deferred income taxes	63	(22)
Gains on properties and investments	(22)	(14)
Changes in assets and liabilities affecting operations:
Accounts receivable	55	(9)
Materials and supplies	(27)	(24)
Other current assets	34	54
Current liabilities other than debt	(245)	25
Other – net	54	58
Net cash provided by operating activities	1,058	1,137

Cash flows from investing activities
Property additions	(676)	(575)
Property sales and other transactions	66	69
Investments, including short-term	(34)	(445)
Investment sales and other transactions	251	566
Net cash used in investing activities	(393)	(385)

Cash flows from financing activities
Dividends	(218)	(174)
Common stock issued – net	177	154
Purchase and retirement of common stock	(494)	(427)
Proceeds from borrowings	1,225	--
Debt repayments	(1,107)	(433)
Net cash used in financing activities	(417)	(880)

Net increase (decrease) in cash and cash equivalents	248	(128)

Cash and cash equivalents
At beginning of year	206	527

At end of period	$454	$399

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$208	$235
Income taxes (net of refunds)	$235	$240

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of June 30, 2008, and its results of operations and cash flows for the three and six months ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.  Stock-based Compensation

In the first quarter of 2008, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $30 million during the second quarter of 2008, and $17 million during the same period of 2007.  For the first six months of 2008 and 2007, stock-based compensation expense was $95 million and $68 million, respectively.  The total tax effect recognized in income in relation to stock-based compensation were benefits of $10 million and $5 million for the quarters ended June 30, 2008 and 2007, respectively, and benefits of $32 million and $22 million for the first six months of 2008 and 2007, respectively.

Stock Options

In the first quarter of 2008, 1,162,600 options were granted under the LTIP and 250,000 options were granted under the TSOP.  In each case, the grant price was $50.74, which was the fair market value of Norfolk Southern Corporation common stock (Common Stock) on the date of grant.  The options have a term of ten years but may not be exercised prior to the third anniversary of the date of grant.  Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for five years in an amount equal to the regular quarterly dividends paid on Common Stock.

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

The grant-date fair value of the 2008 TSOP grant was $16.29 using the same assumptions as the 2008 LTIP grant, except a dividend yield of 2.29% was used because no dividend equivalent payments are made on these options and the average expected option life was 8.0 years.

For the first six months of 2008, options relating to 4,391,618 shares were exercised, yielding $105 million of cash proceeds and $53 million of tax benefits recognized as additional paid-in capital.  For the first six months of 2007, option exercises resulted in $106 million of cash proceeds and $48 million of tax benefits.

Restricted Stock Units and Restricted Shares

There were 299,950 restricted stock units granted in 2008, with an average grant-date fair value of $50.47 and a five-year restriction period.  The restricted stock units granted in 2008 will be settled through the issuance of shares of Common Stock.  There were no restricted shares granted in 2008.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.  There were 1,162,600 PSUs granted with a grant-date fair value of $50.47 during the first quarter of 2008.  One-half of any PSUs earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.

For the first six months of 2008, 1,013,999 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.  These PSUs had a grant-date fair value of $34.10 per unit and a fair value at pay out of $50.47 per unit.  The total related tax benefit was $2 million for the first six months of 2008.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at Dec. 31, 2007.  During the second quarter, the IRS completed fieldwork on its examination of NS’ 2004 and 2005 federal income tax returns; however, the audit remains subject to further administrative review.  NS anticipates that this review will be completed during the third quarter.  NS expects that the resolution of the 2004 and 2005 examination will not have a material effect on income tax expense.  Also, NS’ appeal of certain adjustments proposed by the IRS with respect to the 2002 and 2003 tax years was resolved in the second quarter without a material effect on income tax expense.

Interest expense related to the overpayment and underpayment of income taxes, which is included in “Other income – net,” was reduced by $13 million during the quarter primarily due to the resolution of certain refund claims submitted to the IRS and the resolution of NS’ appeal of the 2002 and 2003 tax years.  Depending upon the final outcome of the 2004 and 2005 examination, an adjustment to interest expense could be made during the third quarter.

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$452	$393	$742	$677
Weighted-average shares outstanding	375.4	393.7	375.6	394.0

Basic earnings per share	$1.20	$1.00	$1.98	$1.72

Income available to common stockholders reflects a reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options as follows:  $1 million in the second quarter of 2008 and 2007, and $2 million in the first six months of 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$453	$394	$744	$679
Weighted-average shares outstanding per above	375.4	393.7	375.6	394.0
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.1	8.0	8.1	8.0
Adjusted weighted-average shares outstanding	383.5	401.7	383.7	402.0
Diluted earnings per share	$1.18	$0.98	$1.94	$1.69

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:  none in the second and first quarters of 2008 and 2007.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries (treasury shares) of Norfolk Southern.  Treasury shares at June 30, 2008, and Dec. 31, 2007, totaled 20,629,383 and 20,683,686, respectively, with a cost of $20 million at both June 30, 2008, and Dec. 31, 2007.

5.  Share Repurchase Program

In March 2007, Norfolk Southern’s Board of Directors amended NS’ share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.  Near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.  NS repurchased and retired 9.0 million and 8.4 million shares of its Common Stock under this program in the first six months of both 2008 and 2007, respectively, at a cost of $494 million and $427 million for each of those periods, respectively.

6.  Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  NS’ investment in Conrail was $915 million at June 30, 2008, and $899 million at Dec. 31, 2007.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  "Purchased services and rents" includes expenses for amounts due to CRC for operation of the Shared Assets Areas of $31 million in the second quarter of 2008 and $29 million in the second quarter of 2007, and $62 million and $61 million, respectively, for the first six months of 2008 and 2007.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $7 million and $6 million in the second quarters of 2008 and 2007, respectively, and $15 million and $11 million for the first six months of 2008 and 2007, respectively.

“Accounts payable” includes $60 million at June 30, 2008, and $78 million at Dec. 31, 2007, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both June 30, 2008, and Dec. 31, 2007, in long-term advances from Conrail, maturing 2035, entered into in 2005, that bear interest at an average rate of 4.4%.

7.  Long-term Debt

In the second quarter of 2008, NS received $100 million under its accounts receivable securitization facility, at an average variable interest rate of 2.8% with a 364-day term.  At June 30, 2008, and Dec. 31, 2007, the amounts outstanding under the facility were $100 million and $250 million, respectively, and the amount of receivables included in “Accounts receivable – net” serving as collateral for these borrowings was $884 million and $778 million, respectively.  During the second quarter of 2008, $200 million of commercial paper matured, and was refinanced as part of a private offering, under which NS issued and sold $600 million in debt securities at 5.75% due 2018.  NS subsequently exchanged substantially all of these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$2	$6
Interest cost	25	23	13	11
Expected return on plan assets	(43)	(42)	(5)	(3)
Amortization of prior service cost (benefit)	1	--	(3)	(2)
Amortization of net losses	2	3	6	7
Net (benefit) cost	$(9)	$(10)	$13	$19

	Six months ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$12	$12	$8	$11
Interest cost	50	46	25	23
Expected return on plan assets	(86)	(84)	(7)	(6)
Amortization of prior service cost (benefit)	1	1	(5)	(4)
Amortization of net losses	4	5	13	14
Net (benefit) cost	$(19)	$(20)	$34	$38

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic benefit cost is as follows:

	Six Months	Second	Year
	Ended	Half of	Ending
	June 30, 2008	2008	Dec. 31, 2008
	($ in millions)

Defined benefit pension plans:
Prior service cost	$1	$2	$3
Estimated net losses	$4	$3	$7

Defined benefit post retirement plans:
Prior service benefit	$(5)	$(3)	$(8)
Estimated net losses	$13	$12	$25

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions)

Net income	$453	$394	$744	$679
Other comprehensive income	3	7	7	12

Total comprehensive income	$456	$401	$751	$691

“Other comprehensive income" in 2008 and 2007 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs for the pension and other postretirement benefit plans and, for 2007, unrealized gains and losses on available-for-sale securities.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing its personal injury liability and determining the amount to accrue with respect to such claims during the year, NS’ management utilizes studies prepared by an independent consulting actuarial firm.  Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville, SC.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   On July 1, 2008, NS filed a demand for arbitration against one of its insurance carriers that has failed to respond to an insurance claim submitted by NS.  Accordingly, it is likely that all or part of the recorded recovery attributable to such carrier ($100 million) will be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.  The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.  The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.  NS adjusts its liability quarterly based upon management’s assessment and the results of the study.  The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual loss may differ from the estimated liability recorded.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.  Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.  The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting independent actuarial firm in the periodic studies.  The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.  NS adjusts its liability quarterly based upon management’s assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.  The independent actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS’ experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.  The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.  Each quarter, NS adjusts its liability based upon management’s assessment and the results of the study.  Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $39 million at June 30, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).  At June 30, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 152 known locations.  As of that date, 11 sites accounted for $19 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 30 locations, one or more Norfolk Southern subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the Jan. 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  On June 24, 2008, NS filed a motion to dismiss DOJ’s claims, contending that insufficient facts have been alleged to support such claims.  NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations or liquidity.

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

Purchase Commitments

At June 30, 2008, NSR had outstanding purchase commitments of approximately $152 million primarily for coal hoppers, RoadRailer® trailers, and track material in connection with its capital programs through 2009.  In July 2008, the Board of Directors authorized the addition of approximately $80 million to the 2008 capital budget, three quarters of which is to acquire new locomotives and the remainder to accelerate program track work.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2008, the related consolidated statements of income for the three‑month and six‑month periods ended June 30, 2008 and 2007 and the related consolidated statements of cash flows for the six‑month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
July 22, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NS’ second-quarter 2008 net income was 15% higher than the prior year due to improved income from railway operations.  Railway operating revenues increased 16% as higher average revenue per unit (which includes fuel surcharge) more than offset a 2% reduction in traffic volume.  Railway operating expenses, driven by higher fuel costs, increased 16% as compared to the second quarter of 2007, and the railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) increased slightly to 71.1% compared with 71.0% for the second quarter of 2007.

At June 30, 2008, cash and short-term investment balances totaled $454 million.  Cash provided by operating activities for the first six months was $1.1 billion and, along with proceeds from borrowings, provided funding for capital expenditures and dividends, as well as share repurchases.  In the second quarter of 2008, 3.4 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $218 million.  Since inception of the stock repurchase program in 2006, NS has repurchased and retired 54.4 million shares of Common Stock at a total cost of $2.7 billion.

SUMMARIZED RESULTS OF OPERATIONS

Second-quarter 2008 net income was $453 million, up $59 million, or 15%, compared with the same period last year.  The improvement primarily resulted from a $109 million increase in income from railway operations and a $25 million increase in other income.  Second-quarter net income was reduced by a $74 million increase in income taxes, reflecting both higher pretax income and the absence of benefits associated with synthetic fuel tax credits that expired in 2007.

For the first six months of 2008, net income was $744 million, up $65 million, or 10%, compared with the same period last year.  Increases of $159 million in income from railway operations and $25 million in other income were offset in part by a $124 million increase in income taxes.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second-quarter 2008 railway operating revenues were $2.8 billion, up $387 million, or 16%, compared with the second quarter of 2007.  As shown in the following table, the increases were the result of higher average revenue per unit, including increased fuel surcharges, that were offset in part by lower traffic volume.  Fuel surcharges amounted to $410 million in the second quarter (up $231 million) and $729 million for the first six months (up $375 million).

	Second Quarter	First Six Months
	2008 vs. 2007	2008 vs. 2007
	Increase (Decrease)	Increase (Decrease)
	($ in millions)

Revenue per unit/mix	$438	$743
Traffic volume (units)	(51)	(103)
Total	$387	$640

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2008	2007	2008	2007	2008	2007
	($ in millions)		(in thousands)		($ per unit)

Coal	$775	$579	448.3	434.6	$1,729	$1,332
General merchandise:
Chemicals	322	297	103.9	109.7	3,095	2,712
Metals/construction	352	298	210.4	209.8	1,675	1,423
Agr./consumer prod./govt.	326	254	156.6	148.9	2,077	1,701
Automotive	227	255	116.3	146.9	1,954	1,733
Paper/clay/forest	231	216	102.4	109.0	2,261	1,981
General merchandise	1,458	1,320	689.6	724.3	2,115	1,822

Intermodal	532	479	763.1	783.4	698	611

Total	$2,765	$2,378	1,901.0	1,942.3	$1,455	$1,224

	First Six Months
	Revenues		Units		Revenue per Unit
	2008	2007	2008	2007	2008	2007
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,437	$1,136	875.3	854.8	$1,642	$1,329
General merchandise:
Chemicals	627	571	206.1	215.4	3,041	2,650
Metals/construction	657	573	396.9	395.4	1,657	1,450
Agr./consumer prod./govt.	625	495	308.7	295.6	2,023	1,673
Automotive	455	482	235.9	279.4	1,930	1,726
Paper/clay/forest	446	427	202.6	218.3	2,201	1,958
General merchandise	2,810	2,548	1,350.2	1,404.1	2,081	1,815

Intermodal	1,018	941	1,503.5	1,554.9	677	605

Total	$5,265	$4,625	3,729.0	3,813.8	$1,412	$1,213

Coal

Coal revenues increased $196 million, or 34%, in the second quarter and $301 million, or 26%, in the first six months, compared with the same periods last year.  Both increases reflected higher rates, including fuel surcharges, and increased traffic volume (up 3% for the quarter and 2% for the first six months).  The higher rates were comprised of pricing increases, contract escalators and the effect of increased longer-haul export coal traffic.  For both periods, tonnage handled increased, reflecting improved export volume.  Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(tons in thousands)

Utility	36,072	35,965	71,676	72,181
Export	6,201	3,796	11,974	7,322
Steel	4,745	5,072	8,262	8,702
Industrial	2,250	2,653	4,159	5,050
	49,268	47,486	96,071	93,255

Utility coal tonnage increased modestly in the second quarter but declined 1% in the first six months as higher export demand and June flooding in the Midwest tightened coal availability for domestic customers.  Export coal tonnage increased 63% for the second quarter and 64% for the first six months, reflecting increased global demand coupled with weather-related supply constraints in Australia and reduced export volume from China.  D omestic metallurgical coal, coke and iron ore tonnage declined 6% in the second quarter and 5% in the first six months due to constrained coal supply.  Industrial coal tonnage decreased 15% for the second quarter and 18% in the first six months compared with 2007, principally due to coal supply constraints.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   In 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.   On April 17, 2008, the trial court entered a final order granting NS monetary damages, including interest, and prescribing the methodology for determining future rates.  Virginia Power filed its Notice of Appeal on May 7, 2008.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to be up compared to prior year levels, due to higher average revenue per unit and continued strength in the export market.

General Merchandise

General merchandise revenues increased $138 million, or 10%, in the second quarter and $262 million, or 10%, in the first six months, compared with the same periods last year, a result of higher average revenue per unit.  The improvement in average revenue per unit reflected continued market-based pricing in all groups and higher fuel surcharges ..  Traffic volume declined 5% for the quarter and 4% for the first six months, driven by lower automotive volumes.  Chemicals traffic volume decreased 5% for the second quarter and 4% for the first six months, reflecting continued weakness in plastics and petroleum-based products linked to housing and roadway construction declines, respectively.  Metals and construction volume was up slightly as increased carloads from metals offset declines in housing-related markets.  A griculture, consumer products and government volume increased 5% for the second quarter and 4% for the first six months, reflecting increases in ethanol, corn and feed shipments.  Automotive volumes decreased 21% for the second quarter and 16% for the first six months, reflecting reduced North American sales and production.  Automotive manufacturers, especially the domestic producers, continue to experience sales declines as consumers are opting for more fuel efficient vehicles.  Ford, General Motors and Chrysler combined operate 17 of 27 assembly plants served by NS.  Two of these assembly plants implemented shift reductions during the first half of 2008, and two other plants have announced plans to reduce shifts in the third quarter.  In addition, one manufacturer has announced plans to close an assembly plant later in the year.   P aper, clay and forest traffic volume was down 6% for the second quarter and 7% for the first six months, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.

General merchandise revenues are expected to be higher for the remainder of the year as improved year-over-year pricing should continue to offset lower traffic volume.

Intermodal

Intermodal revenues increased $53 million, or 11%, in the second quarter and $77 million, or 8%, for the first six months, compared with the same periods last year, primarily due to higher average revenue per unit including fuel surcharges.  Intermodal volume declined 3% in the second quarter and first six months.  Domestic volume (which includes truckload and intermodal marketing companies’ [IMC] volumes) increased 7% for the second quarter, and was up slightly for the first six months, reflecting the relative efficiency of intermodal versus over-the-road transportation in a high fuel cost environment.  International traffic volume declined 8% for the second quarter and 7% for the first six months, primarily driven by a soft economy and less inland rail movement of West Coast port traffic that offset East Coast port volume growth.  The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 6% for the second quarter and 4% for the first six months, as reduced private empty movements and soft parcel business offset LTL conversions.  Triple Crown Services Company volume was down 1% for the second quarter, but improved slightly for the first six months.

Intermodal revenues for the remainder of the year are expected to reflect growth due to modestly higher traffic volume and increased revenue per unit.

Railway Operating Expenses

Second-quarter railway operating expenses were $2.0 billion in 2008, up $278 million, or 16%, compared with the same period last year.  For the first six months, railway operating expenses were $3.9 billion, up $481 million, or 14%, compared with the same period last year.

Compensation and benefits expenses increased $33 million, or 5%, in the second quarter and $57 million, or 4%, in the first six months, compared with the same periods last year.  The changes reflected increased incentive compensation due to a higher projected payout (up $19 million for the quarter and $22 million for the first six months), increased stock-based compensation primarily due to a stock price increase (up $13 million for the quarter and $27 million for the first six months), increased pay rates (up $10 million for the quarter and $20 million for the first six months) and the absence of a second-quarter 2007 settlement of a $9 million payroll tax refund claim that were offset in part by lower health and welfare benefits expenses (down $10 million for the quarter and $14 million for the first six months).

Purchased services and rents increased $20 million, or 5%, in the second quarter and $11 million, or 1%, in the first six months, compared with the same periods last year.  The increases were driven by higher intermodal operational costs, higher roadway repair expenses and increased professional and legal services that were offset in part by lower equipment rents.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $212 million, or 76%, for the second quarter and $368 million, or 70%, for the first six months, compared with the same periods last year, reflecting sharply higher fuel prices.

Materials and other expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased $6 million, or 3%, in the second quarter and $32 million, or 8%, for the first six months, compared with the same periods last year.  The quarterly increase reflected higher expenses associated with derailments and increased materials costs for locomotive and freight car repairs that were offset in part by $12 million of favorable personal injury claims and $4 million of environmental costs development.  The year-to-date increase also reflected the above as well as costs associated with the Avondale Mills settlement related to the Graniteville accident (see additional discussion below).  The following table shows the components of materials and other expenses.

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(in millions)

Materials	$96	$91	$197	$180
Casualties and other claims	42	46	107	98
Other	76	71	150	144
	$214	$208	$454	$422

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville, SC.  A portion of the settlement will not be reimbursed by insurance and was included in first-quarter 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   On July 1, 2008, NS filed a demand for arbitration against one of its insurance carriers that has failed to respond to an insurance claim submitted by NS.  Accordingly, it is likely that all or part of the recorded recovery attributable to such carrier ($100 million) will be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.

Other income – net

Other income – net increased $25 million in both the second quarter and the first six months of 2008, compared with the same periods in 2007.  The increases reflect the absence of expenses related to synthetic fuel investments (down $26 million for the quarter and $46 million for the first six months), reduced interest expense (down $9 million for the quarter and $10 million for the first six months) due to a second-quarter adjustment to reflect the expected outcome of certain tax examinations, and more gains on the sale of property (up $5 million for the quarter and $8 million for the first six months).  These benefits were offset in part by lower returns and higher borrowing costs on corporate-owned life insurance (down $11 million for the quarter and $32 million for the first six months) and lower interest income (down $7 million for the quarter and $17 million for the first six months).

Provision for Income Taxes

The second-quarter and year-to-date effective income tax rates were 38.2% and 38.5% in 2008, compared with 34.3% and 33.4% for the same periods last year.  The increases were largely due to the absence of synthetic fuel-related credits which expired at the end of 2007.

NS’ consolidated federal income tax returns for 2004 and 2005 are being audited by the Internal Revenue Service and the audit is expected to be completed during the third quarter (see Note 2).

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.1 billion for the first six months of 2008 and 2007.  NS had a working capital deficit of $102 million at June 30, 2008, compared with a working capital deficit of $273 million at Dec. 31, 2007; the change was largely the result of increased proceeds from borrowings that were partially used to repurchase shares of Common Stock.  The payment of the Avondale Mills settlement affected working capital because the amount subject to arbitration is classified as a long-term receivable.  NS’ cash, cash equivalents and short-term investment balances totaled $454 million at June 30, 2008.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  In addition to the contractual obligation amounts and information relating to NS’ future obligations related to certain tax positions contained in NS’ Form 10-K as of Dec. 31, 2007, NS made additional purchase commitments for capital assets, discussed below, and through a private offering issued and sold $600 million in debt securities during the second quarter of 2008.

Cash used for investing activities was $393 million for the first six months of 2008, compared with $385 million in the same period last year, reflecting higher property additions offset in part by increased investment sales net of purchases.  In the first quarter of 2008, Norfolk Southern’s Board of Directors approved the addition of $64 million to its 2008 capital budget to accelerate the purchase of approximately 750 new coal cars.  In July 2008, the Board of Directors authorized the addition of approximately $80 million to the 2008 capital budget, three quarters of which is to acquire new locomotives and the remainder to accelerate program track work.

Cash used for financing activities was $417 million for the first six months of 2008, compared with $880 million for the same period of 2007.  The change reflected net debt issuances of $118 million in 2008 compared with debt repayments of $433 million in 2007.  Additionally, NS share repurchases for the first six months of 2008 were $67 million higher than for the first six months of 2007.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other factors.  Near-term purchases under the share repurchase program are expected to be made with internally generated cash and proceeds from financings.  NS’ debt-to-total capitalization ratio was 39.4% at June 30, 2008, compared with 39.6% at Dec. 31, 2007.

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes financial covenants.  There were no amounts outstanding under this facility at June 30, 2008, and NS is in compliance with all of the financial covenants.  Through February 2009, NS is ineligible to utilize its March 2001 and September 2004 Form S-3 registration statements due to a late filing of a Form 8-K which was unrelated to its financial condition or results of operations.  However, this is not expected to have an impact on financial liquidity.  Through a private offering, NS issued and sold $600 million in debt securities in April 2008 (see Note 7), and subsequently exchanged substantially all of these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

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

The most recent bargaining round began in late 2004.  Since that time, the railroads have reached agreements that extend through 2009 with all of the major rail unions except the International Association of Machinists (IAM).  The unions with which the railroads have reached agreement represent about 95% of NS’ unionized employees.  A tentative agreement with IAM failed ratification and the parties remain in mediation.

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

Negotiations with the IAM are being mediated by the National Mediation Board (NMB), a federal agency.  The status quo is preserved during mediation (that is, the union may not strike and management may not change the labor agreement) while the NMB assists the parties in their efforts to reach agreement.  If the NMB were to terminate mediation, it would, at that time, propose that the parties arbitrate their differences.  A strike could occur 30 days thereafter if the parties did not accept arbitration.  However, the President of the United States of America could then appoint an Emergency Board, which would delay any strike for a further 60 days while the Board made recommendations and the parties engaged in further negotiations.  The outcome of the negotiations cannot be determined at this time.

Market Risks and Hedging Activities

NS uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates.  NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2008, NS' debt subject to interest rate fluctuations totaled $124 million.  A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $1 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial condition, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.  On June 30, 2008, the average pay rate under these agreements was 4%, and the average receive rate was 7%.  The effect of the swaps was to reduce interest expense by less than $1 million in the second quarters of 2008 and 2007.  A portion of the lease obligations is payable in Japanese yen.  NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.  Most of these deposits are held by foreign banks, primarily Japanese.  As a result, NS is exposed to financial market risk relative to Japan.  Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $39 million at June 30, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).  At June 30, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 152 known locations.  As of that date, 11 sites account for $19 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 30 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008.  Based on such evaluation, such officers have concluded that, as of June 30, 2008, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

With respect to the antitrust class actions consolidated on November 6, 2007, in the U.S. District Court for the District of Columbia by the Judicial Panel on Multidistrict Litigation, consolidated amended class action complaints were filed against NS and three other railroads on April 15, 2008.  The complaints allege violations of Federal antitrust laws and other laws with regard to the railroads’ fuel surcharge programs.  Motions to dismiss the consolidated complaints were filed by the railroads on May 30, 2008, and discovery has been stayed pending resolution of such motions.  On March 25, 2008, a lawsuit containing similar allegations against NS and four other major railroads was filed in the U.S. District Court for the District of Minnesota by a customer on behalf of itself, although NS has not yet received service of process.  NS believes the allegations in the complaints are without merit and intends to vigorously defend these actions.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

With respect to the state investigation into the setting of fuel surcharges and the related grand jury subpoena received by NS in July 2007, NS was notified by the state that the state has decided not to move forward with its investigation at this time, while reserving its right to re-open the matter in the future if it decides that circumstances so dictate.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the Jan. 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  On June 24, 2008, NS filed a motion to dismiss DOJ’s claims, contending that insufficient facts have been alleged to support such claims.  NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations or liquidity.

Item 1A.   Risk Factors.

The following risk factor, which was included in NS’ 2007 Form 10-K, is amended in its entirety to read as follows.  The remaining risk factors included in NS’ 2007 Form 10-K remain unchanged and are incorporated herein by reference.

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.  Legislation introduced in Congress would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.  In April 2008, federal regulators prescribed new regulations governing railroads’ transportation of hazardous materials, including annual routing analyses, security risk assessments and employee security training.  Regulations proposed in late 2006 by DHS mandating chain of custody and security measures likely will cause service degradation and higher costs for the transportation of toxic inhalation hazard materials.  Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders.  Some legislators have contemplated pre-notification requirements for hazardous materials shipments.  If promulgated such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
April 1-30, 2008	67,053	$59.91	50,000	23,985,455
May 1-31, 2008	1,195,286	$63.96	1,184,115	22,801,340
June 1-30, 2008	2,178,000	$63.93	2,178,000	20,623,340
Total	3,440,339(1)		3,412,115

(1)                 Of this amount, 28,224 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)                 On Nov. 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be repurchased through Dec. 31, 2015.  On March 27, 2007, the Board of Directors amended the program so as to increase the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to Dec. 31, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 8, 2008, at which meeting four directors were elected to serve for a term of three years and the appointment of NS’ independent registered public accounting firm was ratified.

The four directors, each of whom received a greater number of “for” votes than “withheld” votes, were elected by the following vote:

	FOR	AUTHORITY WITHHELD
Gerald L. Baliles	304,425,947 votes	18,704,281 votes
Gene R. Carter	315,060,296 votes	8,069,932 votes
Karen N. Horn	314,428,772 votes	8,701,456 votes
J. Paul Reason	316,670,773 votes	6,459,455 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS’ books and records was ratified by the following vote:

FOR: 315,465,922 shares
AGAINST: 4,557,991 shares
ABSTAINED: 3,106,315 shares

Item 6.  Exhibits.

See Exhibit Index beginning on page 28 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	July 24, 2008	/s/ Howard D. McFadden
Howard D. McFadden
Corporate Secretary (Signature)

Date:	July 24, 2008	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

10.1*

Transaction Agreement, dated May 15, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company (Exhibits, annexes and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request).

10.2

Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective Jan. 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

10.3

Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.02 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

10.4

Amendment to Norfolk Southern Corporation Officers' Deferred Compensation Plan, effective Jan. 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

10.5

Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective Jan. 1, 2009, is incorporated herein by reference to Exhibit 10.04 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

10.6

Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective Jan. 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

10.7

Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, as amended effective Jan. 1, 2009, is incorporated herein by reference to Exhibit 10.06 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*  Filed herewith.