Form 10-Q
period 2008-09-30
NORFOLK SOUTHERN CORP
filed 2008-10-24
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Class	Outstanding at Sept. 30, 2008
Common Stock (par value $1.00)	370,279,291 (excluding 20,606,674 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three and Nine Months Ended Sept. 30, 2008 and 2007	3

		Consolidated Balance Sheets
		As of Sept. 30, 2008, and Dec. 31, 2007	4

		Consolidated Statements of Cash Flows
		Nine Months Ended Sept. 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II.	Other Information:

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.		Exhibits	25

Signatures			26

Exhibit Index			27

2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

  (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
	($ in millions, except per share amounts)

Railway operating revenues
Coal	$876	$578	$2,313	$1,714
General merchandise	1,458	1,291	4,268	3,839
Intermodal	560	484	1,578	1,425
Total railway operating revenues	2,894	2,353	8,159	6,978

Railway operating expenses
Compensation and benefits	708	619	2,075	1,929
Purchased services and rents	419	391	1,194	1,155
Fuel	474	289	1,369	816
Depreciation	201	194	598	578
Materials and other	198	179	652	601
Total railway operating expenses	2,000	1,672	5,888	5,079

Income from railway operations	894	681	2,271	1,899

Other income – net	39	31	92	59
Interest expense on debt	111	107	332	333

Income before income taxes	822	605	2,031	1,625

Provision for income taxes	302	219	767	560

Net income	$520	$386	$1,264	$1,065

Per share amounts
Net income
Basic	$1.39	$0.99	$3.37	$2.71
Diluted	$1.37	$0.97	$3.30	$2.66

Dividends	$0.32	$0.26	$0.90	$0.70

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	Sept. 30,	Dec. 31,
	2008	2007
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$557	$206
Accounts receivable – net	1,076	942
Materials and supplies	210	176
Deferred income taxes	172	190
Other current assets	67	161
Total current assets	2,082	1,675

Investments	1,827	1,974
Properties less accumulated depreciation	22,032	21,583
Other assets	776	912

Total assets	$26,717	$26,144

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,225	$1,139
Income and other taxes	297	203
Other current liabilities	293	237
Current maturities of long-term debt	488	369
Total current liabilities	2,303	1,948

Long-term debt	5,983	5,999
Other liabilities	1,783	2,039
Deferred income taxes	6,602	6,431
Total liabilities	16,671	16,417

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 370,279,291 and
379,297,891 shares, respectively, net of treasury shares	371	380
Additional paid-in capital	1,689	1,466
Accumulated other comprehensive loss	(389)	(399)
Retained income	8,375	8,280
Total stockholders' equity	10,046	9,727

Total liabilities and stockholders' equity	$26,717	$26,144

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2008	2007
	($ in millions)
Cash flows from operating activities
Net income	$1,264	$1,065
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	606	587
Deferred income taxes	181	19
Gains on properties and investments	(24)	(36)
Changes in assets and liabilities affecting operations:
Accounts receivable	63	(21)
Materials and supplies	(34)	(22)
Other current assets	93	80
Current liabilities other than debt	(80)	67
Other – net	6	72
Net cash provided by operating activities	2,075	1,811

Cash flows from investing activities
Property additions	(1,104)	(895)
Property sales and other transactions	74	105
Investments, including short-term	(34)	(568)
Investment sales and other transactions	254	758
Net cash used in investing activities	(810)	(600)

Cash flows from financing activities
Dividends	(338)	(276)
Common stock issued – net	224	166
Purchase and retirement of common stock	(899)	(769)
Proceeds from borrowings	1,225	--
Debt repayments	(1,126)	(454)
Net cash used in financing activities	(914)	(1,333)

Net increase (decrease) in cash and cash equivalents	351	(122)

Cash and cash equivalents
At beginning of year	206	527

At end of period	$557	$405

Cash paid during the period for:
Interest (net of amounts capitalized)	$254	$279
Income taxes (net of refunds)	$401	$386

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of Sept. 30, 2008, its results of operations for the three and nine months ended Sept. 30, 2008 and 2007, and its cash flows for the nine months ended Sept. 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-based Compensation

In the first quarter of 2008, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $23 million during the third quarter of 2008 and $14 million during the same period of 2007.   For the first nine months of 2008 and 2007, stock-based compensation expense was $118 million and $82 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation were benefits of $8 million and $5 million for the quarters ended Sept. 30, 2008 and 2007, respectively, and benefits of $40 million and $27 million for the first nine months of 2008 and 2007, respectively.

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

For the first nine months of 2008, options relating to 5,557,576 shares were exercised, yielding $132 million of cash proceeds and $73 million of tax benefits recognized as additional paid-in capital.   For the first nine months of 2007, option exercises resulted in $114 million of cash proceeds and $52 million of tax benefits.

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

For the first nine months of 2008, 1,013,999 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $34.10 per unit and a fair value at pay out of $50.47 per unit.   The total related tax benefit was $2 million for the first nine months of 2008.

2.  Income Taxes

In the third quarter of 2008, NS’ balance of unrecognized tax benefits decreased $28 million to $134 million primarily due to the resolution of the Internal Revenue Service (IRS) examination of NS’ 2004 and 2005 federal income tax returns.   Of the $134 million unrecognized tax benefits remaining, $54 million would affect the effective tax rate if recognized.   NS’ resolution of the 2004 and 2005 examination did not have a material effect on income tax expense.   NS’ consolidated federal income tax returns for 2006 and 2007 are being audited by the IRS.

Interest expense related to the overpayment and underpayment of income taxes, which is included in “Other income – net,” was reduced by $11 million during the third quarter of 2008 and $21 million for the first nine months of 2008.   The decrease for the quarter was primarily due to the resolution of the 2004 and 2005 IRS examination, while the first nine months also reflected the second quarter resolutions of certain refund claims submitted to the IRS and NS’ appeal of the 2002 and 2003 tax years.

3.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$518	$384	$1,260	$1,061
Weighted-average shares outstanding	372.5	389.0	374.4	392.3

Basic earnings per share	$1.39	$0.99	$3.37	$2.71

Income available to common stockholders reflects a reduction for the after-tax effect of dividend equivalent payments made to holders of vested stock options as follows:   $2 million in the third quarter of 2008 and 2007, and $4 million for the first nine months of 2008 and 2007.

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$520	$386	$1,264	$1,065
Weighted-average shares outstanding per above	372.5	389.0	374.4	392.3
Dilutive effect of outstanding options, PSUs and
restricted shares (as determined by the
application of the treasury stock method)	8.0	8.4	8.2	8.2
Adjusted weighted-average shares outstanding	380.5	397.4	382.6	400.5
Diluted earnings per share	$1.37	$0.97	$3.30	$2.66

The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   none in the third, second and first quarters of 2008 and 2007.

4.   Stockholders’ Equity

Common Stock is reported net of shares held by consolidated subsidiaries (treasury shares) of Norfolk Southern.   Treasury shares at Sept. 30, 2008, and Dec. 31, 2007, totaled 20,606,674 and 20,683,686, respectively, with a cost of $20 million at both Sept. 30, 2008 and Dec. 31, 2007.

5.   Share Repurchase Program

In March 2007, Norfolk Southern’s Board of Directors amended NS’ share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   NS repurchased and retired 15.2 million and 15.1 million shares of its Common Stock under this program in the first nine months of 2008 and 2007, respectively, at a cost of $899 million and $769 million for each of those periods, respectively.   Since inception of the program in 2006, NS has repurchased and retired 60.5 million shares of common stock at a total cost of $3.1 billion.

6.   Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $922 million at Sept. 30, 2008, and $899 million at Dec. 31, 2007.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $34 million in the third quarter of 2008 and $30 million in the third quarter of 2007, and $98 million and $94 million, respectively, for the first nine months of 2008 and 2007.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $8 million and $10 million in the third quarters of 2008 and 2007, respectively, and $23 million and $21 million for the first nine months of 2008 and 2007, respectively.

“Accounts payable” includes $76 million at Sept. 30, 2008, and $78 million at Dec. 31, 2007, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million at both Sept. 30, 2008 and Dec. 31, 2007, in long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Long-term Debt

In the second quarter of 2008, NS received $100 million under its accounts receivable securitization facility.   At Sept. 30, 2008, and Dec. 31, 2007, the amounts outstanding under the facility were $100 million at an average variable interest rate of 2.87% and $250 million at an average variable interest rate of 5.57%, respectively.   The amount of receivables included in “Accounts receivable – net” serving as collateral for these borrowings was $919 million and $778 million, respectively.   In October 2008, NS renewed and amended its accounts receivable securitization facility, with a new 364-day term to run until October 2009.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended Sept. 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$4	$5
Interest cost	25	23	13	11
Expected return on plan assets	(43)	(42)	(4)	(2)
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Amortization of net losses	1	2	6	7
Net (benefit) cost	$(10)	$(10)	$17	$19

	Nine months ended Sept. 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$18	$18	$12	$16
Interest cost	75	69	38	34
Expected return on plan assets	(129)	(126)	(11)	(8)
Amortization of prior service cost (benefit)	2	2	(7)	(6)
Amortization of net losses	5	7	19	21
Net (benefit) cost	$(29)	$(30)	$51	$57

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic net (benefit) cost is as follows:

	Nine Months	Fourth	Year
	Ended	Quarter of	Ending
	Sept. 30, 2008	2008	Dec. 31, 2008
	($ in millions)

Defined benefit pension plans:
Prior service cost	$2	$1	$3
Estimated net losses	$5	$2	$7

Defined benefit post retirement plans:
Prior service benefit	$(7)	$(1)	$(8)
Estimated net losses	$19	$6	$25

9.  Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
	($ in millions)

Net income	$520	$386	$1,264	$1,065
Other comprehensive income	3	4	10	16

Total comprehensive income	$523	$390	$1,274	$1,081

“Other comprehensive income" in 2008 and 2007 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs (benefits) for the pension and other postretirement benefit plans and unrealized gains and losses on available-for-sale securities.

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

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville, SC.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   On July 1, 2008, NS filed a demand for arbitration against one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   Although the arbitral tribunal has been appointed, the carrier has not yet filed its grounds of defense.   However, it is likely that all or part of the recorded recovery attributable to such carrier ($100 million) will be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.   In October 2008, another of NS’ insurance carriers provided the preliminary findings of its review of NS’ reimbursement request and reported that it may dispute a portion of that request.   NS believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

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

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather allegedly result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The independent actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting independent actuarial firm in the periodic studies.   The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $39 million at Sept. 30, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).   At Sept. 30, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 148 known locations.   As of that date, 11 sites accounted for $19 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At Sept. 30, 2008, NSR had outstanding purchase commitments of approximately $169 million primarily for locomotives, RoadRailer® trailers, freight cars and track material in connection with its capital programs through 2009.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2008, the related consolidated statements of income for the three‑month and nine‑month periods ended September 30, 2008 and 2007 and the related consolidated statements of cash flows for the nine‑month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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
October 21, 2008

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Third-quarter 2008 net income was up $134 million, or 35%, compared with the same period last year.   The improvement primarily resulted from a $213 million increase in income from railway operations, reflecting higher average revenue per unit (including fuel surcharges) that continued to more than offset the effects of lower traffic volume and increased operating expenses.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) decreased to 69.1% in the third quarter from 71.1% in the prior year.

Cash provided by operating activities for the first nine months was $2.1 billion which provided funding for capital expenditures, dividends, and, supplemented with proceeds from borrowings, share repurchases.   In the third quarter of 2008, 6.2 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $405 million.  Since inception of the share repurchase program in 2006, NS has repurchased and retired 60.5 million shares of Common Stock at a total cost of $3.1 billion.   At Sept. 30, 2008, cash and short-term investment balances totaled $557 million.

SUMMARIZED RESULTS OF OPERATIONS

Third-quarter 2008 net income was $520 million, up $134 million, or 35%, compared with the same period last year.   The improvement primarily resulted from a $213 million increase in income from railway operations that reflected a $541 million, or 23%, rise in railway operating revenues coupled with a $328 million, or 20%, increase in railway operating expenses.   Third-quarter net income was reduced by an $83 million increase in income taxes, reflecting both higher pretax income and the absence of benefits associated with synthetic fuel tax credits that expired in 2007.

For the first nine months of 2008, net income was $1.3 billion, up $199 million, or 19%, compared with the same period last year.   Increases of $372 million in income from railway operations and $33 million in other income were offset in part by a $207 million increase in income taxes.   Railway operating revenues rose $1.2 billion, or 17%, while railway operating expenses were up $809 million, or 16%.

As a commodity, oil prices impact NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular quarter.   In addition to the impact of oil prices on general economic conditions and traffic volume, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and expenses through fuel expense (see “Railway Operating Expenses”).   For the third quarter and first nine months, oil prices had an overall favorable impact on income from railway operations.   Future changes in oil prices may cause volatility in operating results that could be material to a particular quarter or year.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third-quarter 2008 railway operating revenues were $2.9 billion, up $541 million, or 23%, compared with the third quarter of 2007.   As shown in the following table, the increases were the result of higher average revenue per unit, including increased fuel surcharges, which were offset in part by lower traffic volume.   Fuel surcharges amounted to $535 million in the third quarter (up $339 million) and $1.3 billion for the first nine months (up $714 million).

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two-month lag in computing WTI Average Price increased fuel surcharge revenue by approximately $55 million for the third quarter, but decreased fuel surcharge revenue by approximately $39 million for the first nine months.

	Third Quarter	First Nine Months
	2008 vs. 2007	2008 vs. 2007
	Increase (Decrease)	Increase (Decrease)
	($ in millions)

Revenue per unit/mix	$558	$1,301
Traffic volume (units)	(17)	(120)
Total	$541	$1,181

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2008	2007	2008	2007	2008	2007
	($ in millions)		(in thousands)		($ per unit)

Coal	$876	$578	450.9	427.3	$1,941	$1,353
General merchandise:
Chemicals	337	297	103.0	108.0	3,275	2,748
Metals/construction	357	287	203.7	200.3	1,752	1,433
Agr./consumer prod./govt.	338	264	158.6	151.4	2,136	1,747
Automotive	185	221	86.7	123.5	2,125	1,784
Paper/clay/forest	241	222	101.5	108.5	2,376	2,045
General merchandise	1,458	1,291	653.5	691.7	2,232	1,866

Intermodal	560	484	790.9	790.1	708	612

Total	$2,894	$2,353	1,895.3	1,909.1	$1,527	$1,232

	First Nine Months
	Revenues		Units		Revenue per Unit
	2008	2007	2008	2007	2008	2007
	($ in millions)		(in thousands)		($ per unit)

Coal	$2,313	$1,714	1,326.2	1,282.1	$1,744	$1,337
General merchandise:
Chemicals	964	868	309.1	323.4	3,119	2,683
Metals/construction	1,014	860	600.6	595.7	1,689	1,444
Agr./consumer prod./govt.	963	759	467.3	447.0	2,062	1,698
Automotive	640	703	322.6	402.9	1,983	1,744
Paper/clay/forest	687	649	304.1	326.8	2,259	1,987
General merchandise	4,268	3,839	2,003.7	2,095.8	2,130	1,832

Intermodal	1,578	1,425	2,294.4	2,345.0	688	607

Total	$8,159	$6,978	5,624.3	5,722.9	$1,451	$1,219

Coal

Coal revenues increased $298 million, or 52%, in the third quarter and $599 million, or 35%, in the first nine months, compared with the same periods last year.   Both increases reflected higher rates, including fuel surcharges, increased traffic volume (up 6% for the quarter and 3% for the first nine months) and $22 million related to a coal customer’s 2008 contracted-volume shortfall and a nonrecurring effect related to the implementation of NS’ new coal billing system.   The higher rates were comprised of pricing increases and contract escalators and the effect of increased longer-haul export coal traffic.   For both periods, tonnage handled increased, reflecting improved export volume.   Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(tons in thousands)

Utility	35,902	35,577	107,578	107,758
Export	6,262	4,050	18,236	11,372
Steel	5,241	4,856	13,503	13,558
Industrial	2,271	2,362	6,430	7,412
	49,676	46,845	145,747	140,100

Utility coal tonnage increased slightly in the third quarter but was essentially flat in the first nine months as higher export demand further tightened coal availability for domestic customers.   Export coal tonnage increased 55% for the third quarter and 60% for the first nine months, reflecting increased global demand coupled with weather-related supply constraints in Australia, reduced export volume from China and the continued weak dollar.   D omestic metallurgical coal, coke and iron ore tonnage increased 8% in the third quarter due to the start up of a new coke plant, coal sourcing changes and new business.   Industrial coal tonnage decreased 4% for the third quarter and 13% in the first nine months compared with 2007, principally due to coal supply constraints.

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

Coal revenues for the remainder of the year are expected to be up compared to prior year levels, due to higher average revenue per unit and continued strength in the domestic and metallurgical markets.

General Merchandise

General merchandise revenues increased $167 million, or 13%, in the third quarter and $429 million, or 11%, in the first nine months, compared with the same periods last year, a result of higher average revenue per unit.   The improvement in average revenue per unit reflected higher fuel surcharges and continued market-based pricing in all groups ..   Traffic volume declined 6% for the quarter and 4% for the first nine months, driven primarily by lower automotive volumes.   Chemicals traffic volume decreased 5% for the third quarter and 4% for the first nine months, reflecting continued weakness in both plastics (linked to housing construction declines) and industrial intermediate products.   Metals and construction volume was up slightly in both periods as increased carloads from metals, principally scrap, offset declines in housing-related markets.   A griculture, consumer products and government volume increased 5% for both the third quarter and first nine months, reflecting increases in ethanol and military shipments.   Automotive volumes decreased 30% for the third quarter and 20% for the first nine months, reflecting reduced North American sales and production.  Automotive manufacturers, especially the domestic producers, continue to experience sales declines.  Ford, General Motors and Chrysler combined operate 16 of 26 assembly plants served by NS.  Four of these assembly plants implemented shift reductions during the first nine months of 2008, and two other plants have announced plans to reduce shifts in the fourth quarter.  In addition, one manufacturer has announced plans to close an assembly plant in the fourth quarter, and a second manufacturer has announced plans to idle an assembly plant as it retools to produce a new product in 2010.   NS continues to monitor the state of the automotive industry and the collectability of the associated receivables.   P aper, clay and forest traffic volume was down 6% for the third quarter and 7% for the first nine months, reflecting lower volumes related to the housing slowdown and continued decline in conventional paper markets.

General merchandise revenues are expected to be higher for the remainder of the year compared with 2007 as improved pricing should continue to offset lower traffic volume.

Intermodal

Intermodal revenues increased $76 million, or 16%, in the third quarter and $153 million, or 11%, for the first nine months, compared with the same periods last year, primarily due to higher average revenue per unit including fuel surcharges.   Intermodal volume was flat in the third quarter, but declined 2% in the first nine months.   Domestic volume (which includes truckload and intermodal marketing companies’ [IMC] volumes) increased 18% for the third quarter and 6% for the first nine months, reflecting the relative efficiency of intermodal versus over-the-road transportation in a high fuel cost environment.   International traffic volume declined 9% for the third quarter and 7% for the first nine months, primarily driven by a soft economy and less inland rail movement of West Coast port traffic that offset East Coast port volume growth.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 2% for the third quarter and 3% for the first nine months, as reduced private empty movements and soft parcel business offset LTL conversions.   Triple Crown Services Company volume was down 5% for the third quarter and 1% for the first nine months primarily driven by reduced auto parts shipments.

Intermodal revenues for the remainder of the year are expected to continue to reflect growth due to increased revenue per unit and stronger domestic volumes related to truckload conversion to intermodal.

Railway Operating Expenses

Third-quarter railway operating expenses were $2.0 billion in 2008, up $328 million, or 20%, compared with the same period last year.   For the first nine months, railway operating expenses were $5.9 billion, up $809 million, or 16%, compared with the same period last year.

Compensation and benefits expenses increased $89 million, or 14%, in the third quarter and $146 million, or 8%, in the first nine months, compared with the same periods last year.   The changes reflected primarily the cost of lump-sum payments due under a new labor agreement with the Brotherhood of Locomotive Engineers and Trainmen (BLET) ($28 million), increased incentive compensation due to a higher projected payout (up $25 million for the quarter and $47 million for the first nine months), increased wage rates (up $18 million for the quarter and $38 million for the first nine months), and increased stock-based compensation primarily due to stock price increases during the periods (up $9 million for the quarter and $36 million for the first nine months).

Purchased services and rents increased $28 million, or 7%, in the third quarter and $39 million, or 3%, in the first nine months, compared with the same periods last year.   The increases were primarily driven by higher intermodal terminal costs, transportation operating costs and professional and legal services that were partially offset by lower equipment rents.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $185 million, or 64%, for the third quarter and $553 million, or 68%, for the first nine months, compared with the same periods last year, reflecting sharply higher fuel prices.

Materials and other expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased $19 million, or 11%, in the third quarter and $51 million, or 8%, for the first nine months, compared with the same periods last year.   The increases reflected increased materials costs for locomotive and freight car repairs as well as higher expenses associated with derailments and employee travel and relocation costs.   The year-to-date increase also reflected costs associated with the Avondale Mills settlement related to the Graniteville accident (see additional discussion below) offset in part by favorable personal injury claims development.   The following table shows the components of materials and other expenses.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(in millions)

Materials	$96	$88	$293	$268
Casualties and other claims	34	33	141	131
Other	68	58	218	202
	$198	$179	$652	$601

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the Jan. 6, 2005, derailment in Graniteville, SC.  A portion of the settlement will not be reimbursed by insurance and was included in first-quarter 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   On July 1, 2008, NS filed a demand for arbitration against one of its insurance carriers that failed to respond to an insurance claim submitted by NS.  Although t he arbitral tribunal has been appointed, the carrier has not yet filed its grounds of defense.   However, it is likely that all or part of the recorded recovery attributable to such carrier ($100 million) will be contested.   NS believes these expenses are covered by the insurance policy and that recovery of any contested amount is probable, in that if the carrier contests payment an arbitrator would determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.   In October 2008, another of NS’ insurance carriers provided the preliminary findings of its review of NS’ reimbursement request and reported that it may dispute a portion of that request.   NS believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

Other income – net

Other income – net increased $8 million in the third quarter and $33 million in the first nine months of 2008, compared with the same periods in 2007.   The increases reflect the absence of expenses related to synthetic fuel investments (down $18 million for the quarter and $64 million for the first nine months), reduced interest expense (down $11 million for the quarter and $21 million for the first nine months) due to second- and third-quarter adjustments to reflect the outcome of certain tax examinations and higher coal royalties (up $5 million for the quarter and $6 million for the first nine months).   These benefits were partially offset by fewer gains on the sale of property and investments (down $20 million for the quarter and $12 million for the first nine months), lower returns and higher borrowing costs on corporate-owned life insurance (down $8 million for the quarter and $40 million for the first nine months) and lower interest income (down $5 million for the quarter and $22 million for the first nine months).

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 36.7% and 37.8% in 2008, compared with 36.2% and 34.5% for the same periods last year.   The increases were largely due to the absence of synthetic fuel-related credits which expired at the end of 2007, offset by the tax benefit arising from the donation of a conservation easement as well as the absence of an Illinois tax law change which increased deferred taxes by $19 million in the third quarter of 2007.

The Internal Revenue Service completed its audit of NS’ consolidated federal income tax returns for 2004 and 2005 during the third quarter (see Note 2), and the 2006 and 2007 tax years are now being audited.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $2.1 billion for the first nine months of 2008 and $1.8 billion for the first nine months of 2007.   NS had a working capital deficit of $221 million at Sept. 30, 2008, compared with a working capital deficit of $273 million at Dec. 31, 2007; the change was largely the result of increased proceeds from borrowings and cash flows from operations that were largely offset by higher debt repayments, property additions and share repurchases.   The payment of the Avondale Mills settlement affected working capital because the amount subject to arbitration is classified as a long-term receivable.   NS’ cash, cash equivalents and short-term investment balances totaled $557 million at Sept. 30, 2008.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   In addition to the contractual obligation amounts and information relating to NS’ future obligations related to certain tax positions contained in NS’ Form 10-K as of Dec. 31, 2007, NS (1) made additional purchase commitments for capital assets, discussed below, (2) through a private offering issued and sold $600 million in debt securities during the second quarter of 2008, and (3) decreased the unrecognized tax benefit by $33 million to $134 million primarily due to resolution of the 2004 and 2005 federal income tax audits.   The year of settlement of the $134 million unrecognized tax benefit cannot be reasonably estimated.

Cash used for investing activities was $810 million for the first nine months of 2008, compared with $600 million in the same period last year, reflecting higher property additions.   In the first quarter of 2008, Norfolk Southern’s Board of Directors approved the addition of $64 million to its 2008 capital budget to accelerate the purchase of approximately 750 new coal cars.   In July 2008, the Board of Directors authorized the addition of approximately $80 million to the 2008 capital budget, three quarters of which is to acquire new locomotives and the remainder to accelerate program track work.

Cash used for financing activities was $914 million for the first nine months of 2008, compared with $1.3 billion for the same period of 2007.   The change reflected net debt issuances of $99 million in 2008 compared with debt repayments of $454 million in 2007.   Additionally, NS share repurchases for the first nine months of 2008 were $130 million higher than for the first nine months of 2007.   The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other factors.   Near-term purchases under the share repurchase program are expected to be made with internally generated cash and proceeds from financings.   NS’ debt-to-total capitalization ratio was 39.2% at Sept. 30, 2008, compared with 39.6% at Dec. 31, 2007.

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at Sept. 30, 2008, and NS is in compliance with all of the covenants.   Through February 2009, NS is ineligible to utilize its March 2001 and September 2004 Form S-3 registration statements due to a late filing of a Form 8-K which was unrelated to its financial condition or results of operations.   However, this is not expected to have an impact on financial liquidity.   Through a private offering, NS issued and sold $600 million in debt securities in April 2008 (see Note 7), and subsequently exchanged substantially all of these unregistered securities with essentially identical securities registered under the Securities Act of 1933.   In October 2008, NS renewed and amended its accounts receivable securitization facility, with a new 364-day term to run until October 2009.

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

NS recently reached an agreement with the BLET that extends its contract through 2014.   The new BLET agreement covers approximately 5,000 engineers and provides each the opportunity for an annual bonus payment based on company financial and service performance metrics and his or her work availability in the previous year.   In addition, in October 2008, members of the International Association of Machinists and Aerospace Workers (IAM) ratified an agreement with NS.

The most recent bargaining round began in late 2004.   Since that time, the railroads have reached agreements that extend through 2009 with all of the rail unions.   Because NS has reached separate agreements with the BLET and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements apply to NS’ locomotive engineers and ATDA-represented dispatchers.

Market Risks and Hedging Activities

NS uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates.   NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2008, NS' debt subject to interest rate fluctuations totaled $122 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial condition, results of operations or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2008, the average pay rate under these agreements was 3%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by less than $1 million in the third quarter and first nine months of both 2008 and 2007.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $39 million at Sept. 30, 2008, and $46 million at Dec. 31, 2007 (of which $12 million is classified as a current liability at the end of each period).   At Sept. 30, 2008, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 148 known locations.   As of that date, 11 sites account for $19 million of the liability, and no individual site was considered to be material.    NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

(b) Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

With respect to the antitrust class actions consolidated on November 6, 2007, in the U.S. District Court for the District of Columbia by the Judicial Panel on Multidistrict Litigation, consolidated amended class action complaints were filed against NS and three other railroads on April 15, 2008.  The complaints allege violations of Federal antitrust laws and other laws with regard to the railroads’ fuel surcharge programs.  Motions to dismiss the consolidated complaints were filed by the railroads on May 30, 2008, and discovery has been stayed pending resolution of such motions.   NS believes the allegations in the complaints are without merit and intends to vigorously defend these actions.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.   A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

Item 1A.   Risk Factors.

The following risk factors, which were included in NS’ 2007 Form 10-K, are amended in their entirety to read as follows.   The remaining risk factors included in NS’ 2007 Form 10-K remain unchanged and are incorporated herein by reference.

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

Railroads are subject to safety and security regulation by the DOT and the DHS, which regulate most aspects of NS’ operations.   Enactment of the Rail Safety Improvement Act of 2008   could add to operating costs and increase the number of employees NS and other railroads employ.   In addition, NS’ failure to comply with applicable laws and regulations could have a material adverse effect on NS.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
July 1-31, 2008	1,570,351	$61.68	1,570,090	19,053,250
Aug. 1-31, 2008	1,509,892	$70.01	1,504,400	17,548,850
Sept. 1-30, 2008	3,034,100	$66.92	3,034,100	14,514,750
Total	6,114,343(1)		6,108,590

(1)                 Of this amount, 5,753 represent shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

Item 6.   Exhibits.

See Exhibit Index beginning on page 27 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	Oct. 24, 2008	/s/ Howard D. McFadden
Howard D. McFadden
Corporate Secretary (Signature)

Date:	Oct. 24, 2008	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

10.1*	Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on Aug. 21, 2008, with an effective date of Jan. 1, 2009.
10.2

The Bylaws of Norfolk Southern Corporation, as amended effective Sept. 22, 2008, are incorporated herein by reference to Exhibit 3.(II) to Norfolk Southern Corporation’s Form 8-K filed on Sept. 22, 2008.

10.3

Amendment No. 1 to Transfer and Administration Agreement dated as of Oct. 22, 2008, and effective as of Oct. 23, 2008, with respect to the Registrant’s $500 million receivables securitization facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on Oct. 23, 2008.

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*   Filed herewith.