Form 10-Q
period 2009-03-31
NORFOLK SOUTHERN CORP
filed 2009-04-24
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009

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

(757) 629-2680
(Registrant’s telephone number, including area code)

No Change

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                            Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]   No [    ]

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

Non-accelerated filer    [    ] (Do not check if smaller reporting company)          Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock ($1.00 par value per share)	367,037,849 (excluding 20,548,963 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three Months Ended March 31, 2009 and 2008	3

		Consolidated Balance Sheets
		As of March 31, 2009, and December 31, 2008	4

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2009 and 2008	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.		Exhibits	23

Signatures			24

Exhibit Index			25

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	($ in millions, except earnings per share)

Railway operating revenues	$1,943	$2,500

Railway operating expenses:
Compensation and benefits	639	705
Purchased services and rents	355	375
Fuel	159	404
Depreciation	207	198
Materials and other	200	240
Total railway operating expenses	1,560	1,922

Income from railway operations	383	578

Other income – net	17	7
Interest expense on debt	117	109

Income before income taxes	283	476

Provision for income taxes	106	185

Net income	$177	$291

Per share amounts
Net income
Basic	$0.48	$0.77
Diluted	$0.47	$0.76

Dividends	$0.34	$0.29

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2009	2008
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$884	$618
Accounts receivable – net	831	870
Materials and supplies	191	194
Deferred income taxes	161	149
Other current assets	127	168
Total current assets	2,194	1,999

Investments	1,806	1,779
Properties less accumulated depreciation	22,292	22,247
Other assets	254	272
Total assets	$26,546	$26,297

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$952	$1,140
Income and other taxes	311	261
Other current liabilities	287	220
Current maturities of long-term debt	468	484
Total current liabilities	2,018	2,105

Long-term debt	6,467	6,183
Other liabilities	1,945	2,030
Deferred income taxes	6,406	6,372
Total liabilities	16,836	16,690

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 367,037,849 and 366,233,106 shares,
respectively, net of treasury shares	369	368
Additional paid-in capital	1,723	1,680
Accumulated other comprehensive loss	(933)	(942)
Retained income	8,551	8,501
Total stockholders’ equity	9,710	9,607

Total liabilities and stockholders’ equity	$26,546	$26,297

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Cash flows from operating activities
Net income	$177	$291
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	209	200
Deferred income taxes	16	25
Gains and losses on properties and investments	(2)	(5)
Changes in assets and liabilities affecting operations:
Accounts receivable	39	(37)
Materials and supplies	3	(18)
Other current assets	35	30
Current liabilities other than debt	(107)	75
Other – net	(16)	43
Net cash provided by operating activities	354	604

Cash flows from investing activities
Property additions	(243)	(304)
Property sales and other transactions	1	3
Investment sales and other transactions	(2)	54
Net cash used in investing activities	(244)	(247)

Cash flows from financing activities
Dividends	(125)	(109)
Common stock issued – net	6	71
Purchase and retirement of common stock	--	(276)
Proceeds from borrowings	500	525
Debt repayments	(225)	(410)
Net cash provided by (used in) financing activities	156	(199)

Net increase in cash and cash equivalents	266	158

Cash and cash equivalents
At beginning of year	618	206

At end of period	$884	$364

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$49	$54
Income taxes (net of refunds)	$23	$7

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of March 31, 2009, and December 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-based Compensation

In the first quarter of 2009, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $15 million during the first quarter of 2009 and $65 million during the same period of 2008.   The total tax effect recognized in income in relation to stock-based compensation was a net benefit of $3 million and $22 million for the quarters ended March 31, 2009 and 2008, respectively.

Stock Options

In the first quarter of 2009, 1,209,700 options were granted under the LTIP and 251,200 options were granted under the TSOP.   In each case, the grant price was $38.71, which was the average fair market value of Norfolk Southern common stock (Common Stock) on the effective date of the grant, and the options have a term of ten years.   The options granted under the LTIP and TSOP in 2009 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.   Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.

The fair value of each option award in 2009 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   The assumptions for the 2009 LTIP grant are shown in the following table:

2009

Expected volatility range	28% - 53%
Average expected volatility	43%
Average expected option life	6.5 years
Average risk-free interest rate	2.87%
Per-share grant-date fair value	$18.18

The grant-date fair value of the 2009 TSOP grant was $15.41 using the same assumptions as the 2009 LTIP grant, except a dividend yield of 2.40% was used because no dividend equivalent payments are made on these options and the average expected option life was 9.2 years.

For the first three months of 2009, options relating to 283,961 shares were exercised, yielding $7 million of cash proceeds and $2 million of tax benefit recognized as additional paid-in capital.   For the first three months of 2008, option exercises resulted in $40 million of cash proceeds and $15 million of tax benefits.

Restricted Stock Units and Restricted Shares

There were 319,550 restricted stock units granted in 2009, with an average grant-date fair value of $38.71 and a five-year restriction period.   The restricted stock units granted in 2009 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2009.

During the first quarter of 2009, 318,950 restricted stock units were earned and paid out in cash with a weighted average fair value of $36.50.   Also earned and distributed were 318,950 restricted shares with a weighted-average grant-date fair value of $49.61.   The total related tax expense recognized as additional paid-in capital was $1 million in the first quarter of 2009.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   During the first quarter of 2009, there were 1,209,700 PSUs granted with a grant-date fair value of $38.71.   The PSUs granted in 2009 will be paid in the form of shares; however, one-half of any previously granted PSUs earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.

During the first quarter of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at pay out of $38.71 per unit.   The total related tax expense recognized as additional paid-in capital was $2 million for the first quarter of 2009.

For the first three months of 2008, 1,013,999 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $34.10 per unit and a fair value at pay out of $50.47 per unit.   The total related tax benefit recognized in additional paid-in capital was $2 million in the first quarter of 2008.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.  NS anticipates that the IRS will complete its examination of NS’ 2006 and 2007 federal income tax returns by the end of 2009.   NS does not expect that the resolution of the examination will have a material effect on its financial position, results of operations, or liquidity.

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$175	$289
Weighted-average shares outstanding	366.2	375.7
Basic earnings per share	$0.48	$0.77

In the first quarter of 2009, NS adopted the provisions of the Financial Accounting Standards Board Staff Position (FSP) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which requires the treatment of unvested stock options receiving dividend equivalents as participating securities in computing earnings per share under the two-class method.   NS has retrospectively applied the provisions of this FSP and accordingly, income available to common stockholders for both 2009 and 2008 reflects a $2 million reduction from net income for the effect of dividend equivalent payments made to holders of stock options.

	Three Months Ended
	March 31,
	2009	2008
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$175	$291
Weighted-average shares outstanding per above	366.2	375.7
Dilutive effect of outstanding options and
share-settled awards (as determined by the
application of the two-class or treasury stock
method, as appropriate)	4.9	8.2
Adjusted weighted-average shares outstanding	371.1	383.9
Diluted earnings per share	$0.47	$0.76

As required under the provisions of FSP No. 03-6-1, diluted earnings per share for the three months ended March 31, 2009, was calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for 2009 reflects a $2 million reduction from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   5.6 million in 2009 and zero in 2008.

4.   Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at March 31, 2009, and December 31, 2008, amounted to 20,548,963 and 20,579,088 shares, respectively, with a cost of $19 million for both periods.

5 ..   Stock Repurchase Program

In March 2007, NS’ Board of Directors amended NS’ share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   There were no shares repurchased under this program in the first quarter of 2009.   NS repurchased and retired 5.6 million shares in the first three months of 2008 at a cost of $276 million.   Since inception of this program in 2006, NS has repurchased and retired 64.7 million shares of Common Stock at a total cost of $3.3 billion.

6.   Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $877 million at March 31, 2009, and $868 million at December 31, 2008.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $31 million in the first quarter of 2009 and $32 million in the first quarter of 2008.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $9 million and $8 million in the first quarters of 2009 and 2008, respectively.

“Accounts payable” includes $92 million at March 31, 2009, and $82 million at December 31, 2008, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million at both March 31, 2009, and December 31, 2008, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.   Long-term Debt

In the first quarter of 2009, NS repaid $200 million under its accounts receivable securitization facility.   At March 31, 2009, and December 31, 2008, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.74%) and $300 million (at an average variable interest rate of 3.01%), respectively.

In January 2009 NS issued $500 million of unsecured notes at 5.75% due in 2016 in a private offering.   The net proceeds from the offering were approximately $494 million after deducting the purchase discount and expenses.   NS agreed to exchange these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its board of directors to issue an additional $1 billion of debt or equity securities through public or private sale.   During the first quarter of 2009, NS filed a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $1 billion could be issued under this authority.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$7	$6	$5	$6
Interest cost	25	25	14	12
Expected return on plan assets	(39)	(43)	(4)	(2)
Amortization of prior service cost (benefit)	1	--	--	(2)
Amortization of net losses	6	2	8	7
Net (benefit) cost	$--	$(10)	$23	$21

9.  Comprehensive Income

NS’ total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2009	2008
	($ in millions)

Net income	$177	$291
Other comprehensive income	9	4

Total comprehensive income	$186	$295

“Other comprehensive income" in 2009 and 2008 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs (benefits) for the pension and other postretirement benefit plans and unrealized gains and losses on available-for-sale securities.

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

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, SC.  A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.  NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS’ insurance carriers provided the preliminary findings of its review of NS’ reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $40 million at March 31, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2009, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 147 known locations.   As of that date, 13 sites accounted for $23 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 29 locations, one or more Norfolk Southern subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability – for acts and omissions, past, present and future – is inherent in the railroad business.   Some of the commodities in NS’ traffic mix, particularly those classified as hazardous materials, pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on NS’ financial position, results of operations, or liquidity in a particular year or quarter.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  Although NS’ motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

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

Purchase Commitments

At March 31, 2009, NS had outstanding purchase commitments of approximately $113 million primarily for freight cars, RoadRailer® trailers and track material in connection with its capital programs through 2011.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of income and cash flows for the three‑month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2009, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk, Virginia
April 21, 2009

 Item 2 ..   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

Reflecting the substantially weaker economy, NS’ first quarter 2009 net income was down 39% compared with the same period last year, as a 20% decline in volumes coupled with lower fuel surcharge revenue more than offset the effects of expense reductions and net rate/mix increases and led to a 34% decrease in income from railway operations.   Operating expenses declined 19% compared with the same period last year.    The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 80.3% compared with 76.9% for the first quarter of 2008.

Cash provided by operating activities for the first quarter was $354 million and, along with proceeds from borrowings, provided for capital expenditures, debt maturities, and dividends.   At March 31, 2009, cash and short-term investment balances totaled $884 million.

SUMMARIZED RESULTS OF OPERATIONS

First-quarter 2009 net income was $177 million, down $114 million, or 39%, compared with the same period last year.   The reduction primarily resulted from a $195 million decrease in income from railway operations that reflected a $557 million, or 22%, decline in railway operating revenues, partially offset by a $362 million, or 19%, decrease in railway operating expenses.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular quarter.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).   For the first quarter 2009, excluding the impact of decreased consumption, the decline in fuel surcharge revenue was greater than the decline in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter 2009 railway operating revenues were $1.9 billion, down $557 million, or 22%, compared with the first quarter of 2008.   As shown in the following table, the decreases were the result of lower traffic volume and lower average revenue per unit, including fuel surcharges that were down $226 million (and which amounted to $94 million).

First Quarter 2009 vs. 2008 Increase (Decrease)
($ in millions)

Traffic volume (units)	$(509)
Revenue per unit/mix	(48)
Total	$(557)

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two-month lag in computing WTI Average Price coupled with the change in fuel prices increased fuel surcharge revenue by approximately $10 million for the quarter.

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2009	2008	2009	2008	2009	2008
	($ in millions)		(in thousands)		($ per unit)

Coal	$602	$662	380.8	427.0	$1,581	$1,551
General merchandise:
Agr./consumer prod./govt.	278	299	130.4	152.1	2,129	1,968
Metals/construction	183	305	120.9	186.5	1,514	1,636
Chemicals	236	305	80.3	102.2	2,941	2,986
Paper/clay/forest	166	215	74.6	100.2	2,222	2,139
Automotive	112	228	61.8	119.6	1,817	1,908
General merchandise	975	1,352	468.0	660.6	2,083	2,047

Intermodal	366	486	606.8	740.4	604	656

Total	$1,943	$2,500	1,455.6	1,828.0	$1,335	$1,367

Coal

Coal revenues decreased $60 million, or 9%, in the first quarter compared with the same period last year.   The decrease reflected an 11% decline in carloads offset in part by a 2% increase in average revenue per unit, despite the impact of lower fuel surcharges.   Tonnage handled was below first quarter 2008, reflecting decreases in the utility, export, and domestic metallurgical coal markets.   Coal tonnage by market was as follows:

Total Coal, Coke, and Iron Ore Tonnage

	First Quarter
	2009	2008
	(Tons in thousands)

Utility	33,371	35,604
Export	4,381	5,773
Domestic metallurgical	2,610	3,517
Industrial	1,849	1,909
Total	42,211	46,803

Utility coal tonnage decreased 6% in the first quarter as a result of lower demand for electricity induced by the downturn in the U.S. economy, natural gas competition, and plant maintenance outages.   Export coal tonnage decreased 24% in the first quarter, reflecting the decline in global steel production as a result of the downturn in the global economy.   Domestic metallurgical coal, coke, and iron ore tonnage was down 26% in the first quarter, as domestic steel production declined due to a drop in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) decreased 3% in the first quarter compared to 2008 principally due to reduced production at NS-served plants.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   In 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.  In April 2008, the trial court entered a final order granting NS monetary damages, including interest, and prescribing the methodology for determining future rates.   Virginia Power filed a notice of appeal, and oral argument was held before the Virginia Supreme Court in April 2009.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to be down compared to last year due to continued weak volumes and lower fuel surcharge revenue.

General Merchandise

General merchandise revenues decreased $377 million, or 28%, in the first quarter compared with the same period last year, reflecting a 29% decline in traffic volume.   Average revenue per unit increased 2% despite the impact of lower fuel surcharges.

Agriculture, consumer products, and government volume decreased 14% for the first quarter, reflecting declines in fertilizer, corn, and soybeans shipments principally due to processing and production cutbacks.   Metals and construction volume declined 35%, reflecting reduced shipments of coil, iron, steel, and scrap metals and reduced demand for construction materials due to the weak housing and automotive sectors.   Chemicals traffic volume decreased 21% for the first quarter, reflecting continued weakness in industrial intermediates shipments (linked to housing construction declines), as well as petroleum-based and miscellaneous chemical products shipments.   Paper, clay, and forest products volume was down 26% for the first quarter, reflecting reduced U.S. paper production and lower volumes related to the slowdown in the housing market.   Automotive volumes decreased 48%, a result of reduced North American sales and production.   Automotive manufacturers, especially the domestic producers, continued to experience significant sales declines during the quarter.  North American automotive production decreased by 49% as manufacturers cut production to be more in line with consumer demand.   During the first quarter, Ford, General Motors, and Chrysler combined operated 15 of 25 assembly plants served by NS.   General Motors operates three of these plants and has announced plans to temporarily idle them during the second and third quarters of 2009 for periods of up to nine weeks.   NS continues to monitor the state of the automotive industry and collectability of associated receivables.

General merchandise revenues for the remainder of the year are expected to be lower than 2008, reflecting lower volumes and fuel surcharge revenue.

Intermodal

Intermodal revenues decreased $120 million, or 25%, in the first quarter compared with the same period last year, reflecting an 18% decline in traffic volume and an 8% decrease in average revenue per unit, including the impact of lower fuel surcharges.   Domestic volume (which includes truckload and intermodal marketing companies’ [IMC] volumes) increased 2%, reflecting the relative fuel efficiency of intermodal versus over-the-road transportation and service improvements in the face of a weak economy.   International traffic volume declined 32%, primarily driven by the weak global economy.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 19% due to poor economic conditions and less empty repositions.   Triple Crown Services Company, a service with rail-to-highway trailers, experienced a 15% drop in volume primarily driven by reduced auto parts shipments and the weak economy.

Intermodal revenues for the remainder of the year are expected to continue to be lower than those of last year reflecting lower volumes and fuel surcharge revenue.

Railway Operating Expenses

Railway operating expenses were $1.6 billion in the first quarter of 2009, down $362 million, or 19%, compared with the same period last year.

Compensation and benefits expenses decreased $66 million, or 9%, in the first quarter of 2009, compared with the same period last year.   The decrease was primarily the result of lower stock-based and incentive compensation (down $56 million) and volume-related payroll (down $47 million).   These decreases were partially offset by increased wage rates (up $13 million), pension expenses (up $10 million), and medical benefits for active and retired employees (up $10 million).

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.   This category of expenses decreased $20 million, or 5%, in the first quarter, compared with the same period last year, reflecting lower volume-related intermodal and automotive operational costs and equipment rents that were offset in part by increased roadway maintenance costs and professional and legal services costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $245 million, or 61%, for the first quarter, compared with the same period last year.   The decline consisted of $175 million based on price and $70 million based on consumption, which reflected a 50% drop in the price per gallon of locomotive fuel and 19% lower consumption.

Depreciation expense increased $9 million, or 5%, in the first quarter, reflecting an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $40 million, or 17%, in the first quarter, compared with the same period last year.   The decline reflected the absence of the 2008 Avondale Mills settlement related to Graniteville (see additional discussion below) as well as lower costs associated with derailments, personal injury claims development, and freight car material costs which were offset in part by higher environmental claims development.   The following table shows the components of materials and other expenses:

	First Quarter
	2009	2008
	($ in millions)

Materials	$89	$101
Casualties and other claims	36	65
Other	75	74

	$200	$240

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, SC.  A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect current and long-term receivables for estimated recoveries from NS’ insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.  NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer’s refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS’ insurance carriers provided the preliminary findings of its review of NS’ reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

Other Income – Net

Other income – net was $17 million, up $10 million from the first quarter of last year, reflecting higher net returns from corporate-owned life insurance (up $8 million) and increased coal royalties (up $6 million).

Provision for Income Taxes

The effective income tax rate for the first quarter was 37.5% in 2009, compared with 38.9% for the same period last year.   The decrease for the quarter was largely due to the favorable resolution of certain prior year tax positions.

NS’ consolidated income tax returns for 2006 and 2007 are being audited by the Internal Revenue Service and these audits are expected to be completed by year end.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $354 million in the first three months of 2009 compared with $604 million in the first three months of 2008, reflecting lower income from railway operations.   NS had working capital of $176 million at March 31, 2009, compared with a working capital deficit of $106 million at December 31, 2008; the change was largely the result of an increase in cash and cash equivalents and reduced accounts payable.   NS’ cash and cash equivalents balances totaled $884 million at March 31, 2009.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligation amounts or information relating to NS’ future obligations related to uncertain tax positions contained in NS’ Form 10-K for the year ended December 31, 2008.

Cash used for investing activities was $244 million in the first quarter of 2009, compared with $247 million in the same period last year, reflecting lower investment sales and other transactions offset by a reduction in property additions.

Cash provided by financing activities was $156 million in the first quarter of 2009 compared with a use of $199 million in the first quarter of 2008.  The change reflected the absence of share repurchase activity during the quarter and lower debt repayments that were offset in part by fewer exercises of employee stock options and by increased dividend payments.   Due to current economic and market conditions, the amount of future share repurchases is uncertain and the timing and volume of such future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.   NS’ debt-to-total capitalization ratio was 41.7% at March 31, 2009, compared with 41.0% at December 31, 2008.

In January 2009, through a private offering, NS issued $500 million of unsecured notes at 5.75% due 2016 (see Note 7).   The net proceeds from the offering were $494 million after deducting the purchase discount and expenses.   NS has agreed to exchange the unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its board of directors to issue an additional $1 billion of debt or equity securities through public or private sale.   As of March 31, 2009, NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $1 billion could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at March 31, 2009, and NS is in compliance with all of the covenants.   NS also has an accounts receivable securitization program with a 364-day term expiring in October 2009 (see Note 7).

The creation of Pan Am Southern LLC (PAS), a newly formed railroad company in which each of Pan Am Railways, Inc. (Pan Am) and NS has a 50% equity interest, was completed as of April 9, 2009.  Pan Am has contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the “PAS Lines”), and NS has both contributed cash and other property with a value of approximately $60 million and committed to contribute an additional $80 million in cash and other property over the next three years.  A significant portion of NS’ contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in the Albany, New York and the Ayer, Massachusetts areas.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10-K as of December 31, 2008.

OTHER MATTERS

Labor Agreements

Approximately 26,000, or about 85%, of NS’ railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains nationally in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes.

The most recent national bargaining round began in late 2004.   Since that time, the railroads have reached national agreements that extend through 2009 with all of the major rail unions.   Additionally, the current agreement with the Brotherhood of Locomotive Engineers and Trainmen (BLET) extends through 2014.   Because NS has reached separate agreements with the BLET and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements apply to NS’ locomotive engineers and ATDA-represented dispatchers.   A small number of longshoremen at Ashtabula (Ohio) Docks are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.   Negotiations are continuing with that organization.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2009, NS’ debt subject to interest rate fluctuations totaled $114 million.   A 1% increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

Some of NS’ capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2009, the average pay rate under these agreements was 3%, and the average receive rate was 6%.   During the first quarter of 2009 and 2008, the effect of the swaps was to reduce interest expense by less than $1 million in both periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $40 million at March 31, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2009, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 147 known locations.   As of that date, 13 sites account for $23 million of the liability, and no individual site was considered to be material.    NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 29 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial condition, results of operations or liquidity.

New Accounting Pronouncement

Financial Accounting Standards Board Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   NS will adopt the FSP at the end of 2009 and expects it will not have a material effect on NS’ consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.   Based on such evaluation, such officers have concluded that, as of March 31, 2009, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS’ periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

In February 2009, the City of Ashtabula, Ohio (City) filed a “citizen suit” complaint in the U.S. District Court for the Northern District of Ohio, alleging violations of the Clean Water Act and the Clean Air Act stemming from the operation of NS’ coal dock in Ashtabula, Ohio.   The City’s complaint relates to the same facts and circumstances that are the subject of previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency.   Resolution of the matter with the State of Ohio would create a legal bar to the City’s action.   The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to the present.   Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we describe them here consistent with SEC rules and requirements.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  Although NS’ motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

Item 1A.   Risk Factors

The risk factors included in NS’ 2008 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit )	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
January 1-31, 2009	2,584	38.69	--	10,312,150
February 1-28, 2009	--	--	--	10,312,150
March 1-31, 2009	--	--	--	10,312,150
Total	2,584		--

(1)                 This amount (2,584)  represents s hares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

Item 6.   Exhibits

See Exhibit Index beginning on page 25 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 24, 2009	/s/ Howard D. McFadden
Howard D. McFadden
Corporate Secretary (Signature)

Date:	April 24, 2009	/s/ C. H. Allison, Jr.
C. H. Allison, Jr.
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

10.1

Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.

*   Filed herewith.