Form 10-Q
period 2009-06-30
NORFOLK SOUTHERN CORP
filed 2009-08-03
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2009

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

                For the transition period from ____________ to ____________

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

Yes [X]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock ($1.00 par value per share)	367,636,640 (excluding 20,509,698 shares held by the registrant's consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                                                                                                      Page

Part I.                Financial Information:

                        Item 1.               Financial Statements:

                                                Consolidated Statements of Income

                                                Three and Six Months Ended June 30, 2009 and 2008                                 3

                                                Consolidated Balance Sheets

                                                As of June 30, 2009, and December 31, 2008                                             4

                                                Consolidated Statements of Cash Flows

                                                Six Months Ended June 30, 2009 and 2008                                                 5

                                                Notes to Consolidated Financial Statements                                                6

                                                Report of Independent Registered Public Accounting Firm                        15

                        Item 2.               Management's Discussion and Analysis of Financial Condition and

                                                Results of Operations                                                                             16

                        Item 3.               Quantitative and Qualitative Disclosures About Market Risk                     25

                        Item 4.               Controls and Procedures                                                                         25

Part II.              Other Information:

                        Item 1.               Legal Proceedings                                                                                  26

                        Item 1A.            Risk Factors                                                                                           26

                        Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds                    27

                        Item 4.               Submission of Matters to a Vote of Security Holders                                27

                        Item 6.               Exhibits                                                                                      28

Signatures                                                                                                                                              29

Exhibit Index                                                                                                                                          30

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions, except per share amounts)

Railway operating revenues	$1,857	$2,765	$3,800	$5,265

Railway operating expenses:
Compensation and benefits	551	662	1,190	1,367
Purchased services and rents	334	400	689	775
Fuel	153	491	312	895
Depreciation	207	199	414	397
Materials and other	144	214	344	454
Total railway operating expenses	1,389	1,966	2,949	3,888

Income from railway operations	468	799	851	1,377

Other income - net	36	46	53	53
Interest expense on debt	113	112	230	221

Income before income taxes	391	733	674	1,209

Provision for income taxes	144	280	250	465

Net income	$247	$453	$424	$744

Per share amounts
Net income
Basic	$0.67	$1.20	$1.14	$1.97
Diluted	$0.66	$1.18	$1.13	$1.94

Dividends	$0.34	$0.29	$0.68	$0.58

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2009	2008
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$722	$618
Accounts receivable - net	800	870
Materials and supplies	188	194
Deferred income taxes	136	149
Other current assets	90	168
Total current assets	1,936	1,999

Investments	2,027	1,779
Properties less accumulated depreciation	22,375	22,247
Other assets	295	272

Total assets	$26,633	$26,297

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$945	$1,140
Income and other taxes	159	261
Other current liabilities	240	220
Current maturities of long-term debt	394	484
Total current liabilities	1,738	2,105

Long-term debt	6,688	6,183
Other liabilities	1,902	2,030
Deferred income taxes	6,446	6,372
Total liabilities	16,774	16,690

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 367,636,640 and
366,233,106 shares, respectively, net of treasury shares	369	368
Additional paid-in capital	1,741	1,680
Accumulated other comprehensive loss	(922)	(942)
Retained income	8,671	8,501
Total stockholders' equity	9,859	9,607

Total liabilities and stockholders' equity	$26,633	$26,297

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	($ in millions)

Cash flows from operating activities
Net income	$424	$744
Reconciliation of net income to net cash provided by
operating activities:
Depreciation	418	402
Deferred income taxes	75	63
Gains and losses on properties	(4)	(22)
Changes in assets and liabilities affecting operations:
Accounts receivable	29	55
Materials and supplies	6	(27)
Other current assets	75	34
Current liabilities other than debt	(319)	(245)
Other - net	(61)	54
Net cash provided by operating activities	643	1,058

Cash flows from investing activities
Property additions	(566)	(676)
Property sales and other transactions	27	66
Investments, including short-term	(119)	(34)
Investment sales and other transactions	9	251
Net cash used in investing activities	(649)	(393)

Cash flows from financing activities
Dividends	(250)	(218)
Common stock issued - net	24	177
Purchase and retirement of common stock	--	(494)
Proceeds from borrowings - net	990	1,225
Debt repayments	(654)	(1,107)
Net cash provided by (used in) financing activities	110	(417)

Net increase in cash and cash equivalents	104	248

Cash and cash equivalents
At beginning of year	618	206

At end of period	$722	$454

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$224	$208
Income taxes (net of refunds)	$222	$235

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of June 30, 2009, and December 31, 2008, and its results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.   Management has evaluated subsequent events through July 31, 2009, which is the date these consolidated financial statements were issued.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS' latest Annual Report on Form 10-K.

1.   Stock-based Compensation

In the first quarter of 2009, a committee of non-employee directors of Norfolk Southern's Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation was a benefit of less than $1 million during the second quarter of 2009, compared with an expense of $30 million during the same period of 2008.   For the first six months of 2009 and 2008, stock-based compensation expense was $15 million and $95 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation was an expense of $1 million and a benefit of $10 million for the second quarters of June 30, 2009 and 2008, respectively, and benefits of $2 million and $32 million for the first six months of 2009 and 2008, respectively.

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

2009

Expected volatility rate	28% - 53%
Average expected volatility	43%
Average expected option life	6.5 years
Average risk-free interest rate	2.87%
Per-share grant-date fair value	$18.18

The grant-date fair value of the 2009 TSOP grant was $15.41 using the same assumptions as the 2009 LTIP grant, except the average expected option life was 9.2 years and a dividend yield of 2.40% was used because no dividend equivalent payments are made on these options.

During the second quarter of 2009, options relating to 556,942 shares were exercised, yielding $17 million in cash proceeds and $1 million of tax benefits recognized as additional paid-in capital.   During the second quarter of 2008, options relating to 2,833,764 shares were exercised, yielding $65 million in cash proceeds and $38 million of tax benefits recognized as additional paid-in capital.

For the first six months of 2009, options relating to 840,903 shares were exercised, yielding $24 million of cash proceeds and $3 million of tax benefits recognized as additional paid-in capital.   For the first six months of 2008, option exercises resulted in $105 million of cash proceeds and $53 million of tax benefits.

Restricted Stock Units and Restricted Shares

There were 319,550 restricted stock units granted in 2009, with an average grant-date fair value of $38.71 and a five-year restriction period.   The restricted stock units granted in 2009 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2009.

During the second quarter of 2009, 29,782 restricted stock units were earned and paid out in cash with a weighted-average fair value of $33.89.   Also earned and distributed were 44,673 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was less than $1 million during the second quarter of 2009.

During the first six months of 2009, 348,732 restricted stock units were earned and paid out in cash with a weighted average fair value of $36.28.   Also earned and distributed were 363,623 restricted shares with a weighted-average grant-date fair value of $47.70.   The total related tax expense recognized as a reduction to additional paid in capital was $1 million for the first six months of 2009.

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

During the first six months of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at pay out of $38.71 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was $2 million for the first six months of 2009.

For the first six months of 2008, 1,013,999 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $34.10 per unit and a fair value at pay out of $50.47 per unit.   The total related tax benefit recognized in additional paid-in capital was $2 million in the first six months of 2008.

2.   Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.   NS anticipates that the IRS will complete its examination of NS' 2006 and 2007 federal income tax returns by the end of 2009.

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$245	$451	$420	$740
Weighted-average shares outstanding	366.8	375.4	366.5	375.6

Basic earnings per share	$0.67	$1.20	$1.14	$1.97

In the first quarter of 2009, NS adopted the provisions of the Financial Accounting Standards Board Staff Position (FSP) EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," which requires the treatment of unvested stock options receiving dividend equivalents as participating securities in computing earnings per share under the two-class method.   NS has retrospectively applied the provisions of this FSP and accordingly, income available to common stockholders for the second quarter 2009 and 2008 reflects a $2 million reduction and for the first six months of 2009 and 2008 a $4 million reduction from net income for the effect of dividend equivalent payments made to holders of stock options, which had the effect of reducing the previously reported basic earnings per share for the six months ended June 30, 2008, from $1.98 to $1.97.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to stockholders	$245	$453	$420	$744
Weighted-average shares outstanding per above	366.8	375.4	366.5	375.6
Dilutive effect of outstanding options and
share-settled awards (as determined by the
application of the two-class or treasury stock
method, as appropriate)	4.6	8.1	4.8	8.1
Adjusted weighted-average shares outstanding	371.4	383.5	371.3	383.7
Diluted earnings per share	$0.66	$1.18	$1.13	$1.94

As required under the provisions of FSP EITF No. 03-6-1, diluted earnings per share for the three and six months ended June 30, 2009, were calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for 2009 reflects a $2 million and $4 million reduction, respectively, from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   5.6 million in 2009 and zero in 2008.

4.   Stockholders' Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at June 30, 2009, and December 31, 2008, amounted to 20,509,698 and 20,579,088 shares, respectively, with a cost of $19 million for both periods.

5.   Stock Repurchase Program

In March 2007, NS' Board of Directors amended NS' share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management's assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   There were no shares repurchased under this program in the first six months of 2009.   NS repurchased and retired 9.0 million shares in the first six months of 2008, at a cost of $494 million.   Since inception of this program in 2006, NS has repurchased and retired 64.7 million shares of common stock at a total cost of $3.3 billion.

6.   Investments

Investment in Conrail, Inc.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS' investment in Conrail was $885 million at June 30, 2009, and $868 million at December 31, 2008.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and "Fuel" include expenses for the use of the Shared Assets Areas totaling $29 million and $32 million in the second quarters of 2009 and 2008, respectively, and $60 million and $64 million, for the first six months of 2009 and 2008, respectively.   NS' equity in earnings of Conrail, net of amortization, included in "Other income - net" was $8 million and $7 million in the second quarters of 2009 and 2008, respectively, and $17 million and $15 million for the first six months of 2009 and 2008, respectively.

"Accounts payable" includes $85 million at June 30, 2009, and $82 million at December 31, 2008, due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes $133 million at both June 30, 2009, and December 31, 2008, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

During the second quarter, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines"), and NS contributed cash and other property with a combined value of approximately $60 million (of which $55 million was contributed during the second quarter) and has committed to contribute an additional $80 million in cash and other property over the next three years, $75 million of which is evidenced by notes payable to PAS.   A significant portion of NS' contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in the Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am, accordingly NS will account for its interest in PAS using the equity method of accounting.

7.   Long-term Debt

In the first six months of 2009, NS repaid $200 million under its accounts receivable securitization facility.   At June 30, 2009, and December 31, 2008, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.57%) and $300 million (at an average variable interest rate of 3.01%), respectively.

During the second quarter of 2009, NS issued $500 million of unsecured notes at 5.90% due 2019 pursuant to its automatic shelf registration statement described below.   The net proceeds from the offering were $496 million after deducting the purchase discount and expenses.   NS also issued a total of $75 million in non-interest bearing notes payable with maturity dates beginning in 2010 and ending in 2012 as part of its total investment in Pan Am Southern LLC.

During the first quarter of 2009, NS issued $500 million of unsecured notes at 5.75% due 2016 in a private offering.   The net proceeds from the offering were approximately $494 million after deducting the purchase discount and expenses.   NS agreed to exchange these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its board of directors to issue an additional $500 million of debt or equity securities through public or private sale.   During the first quarter of 2009, NS filed a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which, as of June 30, 2009, up to $500 million could be issued under this authority.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$3	$2
Interest cost	25	25	14	13
Expected return on plan assets	(38)	(43)	(3)	(5)
Amortization of prior service cost (benefit)	1	1	(1)	(3)
Amortization of net losses	7	2	10	6
Net (benefit) cost	$1	$(9)	$23	$13

	Six months ended June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$13	$12	$8	$8
Interest cost	50	50	28	25
Expected return on plan assets	(77)	(86)	(7)	(7)
Amortization of prior service cost (benefit)	2	1	(1)	(5)
Amortization of net losses	13	4	18	13
Net (benefit) cost	$1	$(19)	$46	$34

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic benefit cost in 2009 is as follows:

	Six Months	Second	Year
	Ended	Half of	Ending
	June 30, 2009	2009	December 31, 2009
	($ in millions)

Defined benefit pension plans:
Prior service cost	$2	$1	$3
Estimated net losses	$13	$12	$25

Defined benefit post retirement plans:
Prior service benefit	$(1)	$(1)	$(2)
Estimated net losses	$18	$17	$35

9.   Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions)

Net income	$247	$453	$424	$744
Other comprehensive income	11	3	20	7

Total comprehensive income	$258	$456	$444	$751

"Other comprehensive income" in 2009 and 2008 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs (benefits) for the pension and other postretirement benefit plans and unrealized gains and losses on available-for-sale securities.

10.   Fair Value of Financial Instruments

The fair values of "Cash and cash equivalents," "Accounts receivable" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.   The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.   The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method in accordance with APB Opinion No. 18, consisted of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$237	$256	$187	$202
Long-term debt	$(7,082)	$(7,388)	$(6,667)	$(6,885)

Underlying net assets were used to estimate the fair value of investments.   The fair values of notes receivable are based on discounted future cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities reflect unrealized holding gains of zero on June 30, 2009 and December 31, 2008.   Sales of "available-for-sale" securities were immaterial for the quarter and six months ended June 30, 2009 and 2008.

11.   Commitments and Contingencies

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.   To aid in valuing its personal injury liability and determining the amount to accrue with respect to such claims during the year, NS' management utilizes studies prepared by an independent consulting actuarial firm.   Job-related accidental injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.   The variability inherent in this system could result in actual costs being different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, SC.   A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer's refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS' insurance carriers provided the preliminary findings of its review of NS' reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management's assessment and the results of the study.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

Occupational claims - Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather allegedly result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.   The independent actuarial firm provides an estimate of the occupational claims liability based upon NS' history of claim filings, severity, payments, and other pertinent facts.   The liability is dependent upon management's judgments made as to the specific case reserves as well as judgments of the consulting independent actuarial firm in the periodic studies.   The actuarial firm's estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.   This provision is derived by analyzing industry data and projecting NS' experience into the future as far as can be reasonably determined.   NS adjusts its liability quarterly based upon management's assessment and the results of the study.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims - NS records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage, and lading damage.   The independent actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS' experience including number and timing of incidents, amount of payments, settlement rates, number of open claims, and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS adjusts its liability based upon management's assessment and the results of the study.   Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $40 million at June 30, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At June 30, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 147 known locations.   As of that date, 12 sites accounted for $23 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business.   Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on NS' financial position, results of operations, or liquidity in a particular year or quarter.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   Although NS' motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

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

Insurance

Norfolk Southern obtains on behalf of itself and its subsidiaries insurance for potential losses for third-party liability and first-party property damages.   NS is currently self-insured up to $25 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in NS' care, custody or control.

Purchase Commitments

At June 30, 2009, NS had outstanding purchase commitments of approximately $97 million primarily for track material, freight cars, and RoadRailer® units in connection with its capital programs through 2011.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).   A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2009, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk, Virginia

July 31, 2009

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS' second quarter 2009 results were impacted by the substantially weakened economy as net income declined 45% compared with the same period last year.   A 26% decrease in volumes coupled with lower fuel surcharge revenue more than offset the effects of expense reductions and rate increases.   Operating expenses declined 29%, compared with the same period last year, primarily due to lower fuel and compensation and benefits costs.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 74.8% compared with 71.1% for the second quarter of 2008.

Cash provided by operating activities for the first six months was $643 million and, along with proceeds from borrowings, provided for debt maturities, capital expenditures, and dividends.   At June 30, 2009, cash and short-term investment balances totaled $722 million.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2009 net income was $247 million, down $206 million, or 45%, compared with the same period last year.   The reduction primarily resulted from a $331 million decrease in income from railway operations that reflected a $908 million, or 33%, decline in railway operating revenues, partially offset by a $577 million, or 29%, decrease in railway operating expenses.

For the first six months of 2009, net income was $424 million, down $320 million, or 43%, compared with the same period last year.   Income from railway operations decreased $526 million, as a $1.5 billion decline in railway operating revenues was partially offset by a $939 million drop in railway operating expenses and a $215 million decrease in income taxes.

Oil prices affect NS' results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS' revenues through market-based fuel surcharges and contract escalators (see "Railway Operating Revenues") and also affect fuel costs (see "Railway Operating Expenses").   For the second quarter and first six months of 2009, excluding the impact of decreased consumption, the decline in fuel surcharge revenue was greater than the decline in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter 2009 railway operating revenues were $1.9 billion, down $908 million, or 33%, compared with the second quarter of 2008.   For the first six months, railway operating revenues were $3.8 billion, down $1.5 billion, or 28%.   As shown in the following table, the decreases were the result of lower traffic volumes and lower average revenue per unit which was driven by lower fuel surcharges that more than offset rate increases.   Fuel surcharges amounted to $62 million in the second quarter (down $348 million) and $156 million for the first six months (down $574 million).

	Second Quarter	First Six Months
	2009 vs. 2008	2009 vs. 2008
	Decrease	Decrease
	($ in millions)	($ in millions)

Traffic volume (units)	$(711)	$(1,216)
Revenue per unit/mix	(197)	(249)
Total	$(908)	$(1,465)

Many of Norfolk Southern's negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two month lag in computing WTI Average Price coupled with the change in fuel prices lowered fuel surcharge revenue of approximately $35 million for the quarter and $25 million for the first six months.

Revenues, units and average revenue per unit for NS' market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2009	2008	2009	2008	2009	2008
	($ in millions)		(in thousands)		($ per unit)

Coal	$511	$775	331.9	448.3	$1,538	$1,729

General merchandise:
Agriculture/consumer/gov't	287	326	135.0	156.6	2,125	2,077
Metals/construction	171	352	117.2	210.4	1,460	1,675
Chemicals	245	322	80.5	103.9	3,047	3,095
Paper/clay/forest	165	231	74.0	102.4	2,239	2,261
Automotive	110	227	60.9	116.3	1,798	1,954
General merchandise	978	1,458	467.6	689.6	2,093	2,115

Intermodal	368	532	612.8	763.1	600	698

Total	$1,857	$2,765	1,412.3	1,901.0	$1,315	$1,455

	First Six Months
	Revenues		Units		Revenue per Unit
	2009	2008	2009	2008	2009	2008
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,113	$1,437	712.7	875.3	$1,561	$1,642

General merchandise:
Agriculture/consumer/gov't	565	625	265.4	308.7	2,127	2,023
Metals/construction	354	657	238.1	396.9	1,488	1,657
Chemicals	481	627	160.8	206.1	2,994	3,041
Paper/clay/forest	331	446	148.6	202.6	2,230	2,201
Automotive	222	455	122.7	235.9	1,808	1,930
General merchandise	1,953	2,810	935.6	1,350.2	2,088	2,081

Intermodal	734	1,018	1,219.6	1,503.5	602	677

Total	$3,800	$5,265	2,867.9	3,729.0	$1,325	$1,412

Coal

Coal revenues decreased $264 million, or 34%, in the second quarter and $324 million, or 23%, in the first six months, compared with the same periods last year.   Both declines reflect lower traffic volumes (down 26% for the quarter and 19% for the first six months).   Average revenue per unit declined 11% in the second quarter and 5% in the first six months, as lower fuel surcharges more than offset higher rates.   For both periods, tonnage handled decreased in all coal markets.   Coal tonnage by market was as follows:

Total Coal, Coke, and Iron Ore Tonnage

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(tons in thousands)

Utility	30,595	36,072	63,966	71,676
Export	2,362	6,201	6,743	11,974
Domestic metallurgical	2,363	4,745	4,973	8,262
Industrial	1,849	2,250	3,698	4,159
	37,169	49,268	79,380	96,071

Utility coal tonnage decreased 15% in the second quarter and 11% in the first six months as a result of lower demand for electricity induced by the downturn in the U.S. economy and natural gas competition.   Export coal tonnage decreased 62% in the second quarter and 44% in the first six months, reflecting the decline in global steel production as a result of the continued weakness in the global economy.   Domestic metallurgical coal, coke, and iron ore tonnage was down 50% in the second quarter and 40% in the first six months, as domestic steel production declined due to a drop in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) decreased 18% in the second quarter and 11% in the first six months, principally due to reduced production at NS-served plants.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   In 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.   In April 2008, the trial court entered a final order granting NS monetary damages, including interest, and prescribing the methodology for determining future rates.   Virginia Power filed a notice of appeal, and oral argument was held before the Virginia Supreme Court in April 2009.   Future developments and the ultimate resolution of this matter could result in NS recognizing additional revenues related to this dispute, which could have a favorable impact on results of operations.

NS is currently involved in litigation with a coal customer to enforce provisions of a transportation contract related to reimbursement of certain infrastructure expenses incurred by NS and minimum tonnage commitments and related deficit charges.   NS has recorded receivables totaling $46 million associated with this contract and believes that collection of such amounts is probable; however, an unfavorable decision in the event of trial could have an adverse impact on results of operations in a particular year or quarter.

Coal revenues for the remainder of the year are expected to remain below those of last year due to continued weak volumes and lower fuel surcharge revenue.

General Merchandise

General merchandise revenues decreased $480 million, or 33%, in the second quarter, compared with the same period last year, reflecting a 32% decline in traffic volumes and a 1% decrease in average revenue per unit.   For the first six months, general merchandise revenues decreased $857 million, or 30%, reflecting a 31% decline in traffic volumes and relatively flat average revenue per unit, despite the impact of lower fuel surcharges.

Agriculture, consumer products, and government volumes decreased 14% for both periods, reflecting declines in fertilizer, corn, soybeans, and wheat shipments principally due to processing and production cutbacks.   Metals and construction volumes were down 44% in the second quarter and 40% for the first six months, reflecting reduced shipments of coil, scrap metals, steel, and iron and reduced demand for construction materials due to the weak housing and automotive sectors.   Chemicals traffic volumes decreased 23% for the second quarter and 22% for the first six months, a result of continued weakness in industrial intermediates (linked to housing construction declines), as well as fewer shipments of petroleum-based products, plastics, and miscellaneous chemicals.   Paper, clay, and forest products volumes were down 28% for the second quarter and 27% for the first six months, reflecting reduced U.S. paper production and lower volumes related to the slowdown in the housing market.   Automotive volumes decreased 48% for both periods, a result of lower North American sales and production.   Automotive manufacturers, especially the domestic producers, continued to experience significant sales declines.   North American light vehicle production decreased by 52% during the quarter and 50% for the first six months as manufacturers cut production in line with consumer demand.   During the second quarter of 2009, General Motors and Chrysler each entered into bankruptcy proceedings, subsequent to which their respective viable assets were sold to and began being operated by new entities (colloquially referred to as "new General Motors" and "new Chrysler").   The results of these proceedings did not have a material adverse effect on NS' financial position, results of operations, or liquidity during the second quarter nor does NS expect these proceedings will have a material adverse effect on NS' financial position, results of operations, or liquidity in future periods.   During the second quarter, Ford, General Motors, and Chrysler combined operated 15 of 25 assembly plants served by NS.   NS continues to monitor the state of the automotive industry and collectability of associated receivables.

General merchandise revenues for the remainder of the year are expected to be lower than 2008, reflecting lower volumes and fuel surcharge revenue.

Intermodal

Intermodal revenues decreased $164 million, or 31%, in the second quarter, and $284 million, or 28%, for the first six months, compared with the same periods last year, reflecting lower traffic volumes (down 20% and 19%, respectively) and decreased average revenue per unit (down 14% and 11%, respectively), including the impact of lower fuel surcharge revenue.

Domestic volumes (which include truckload and intermodal marketing companies' [IMC] volumes) decreased 2% in the second quarter, but were flat for the first six months.   International traffic volumes declined 34% for the quarter and 33% for the first six months, primarily driven by the weak global economy.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 18% for both periods due to poor economic conditions and fewer empty repositions.   Triple Crown Services Company, a service with rail-to-highway trailers, experienced volume declines of 17% for the second quarter and 16% for the first six months, primarily driven by reduced auto parts shipments and the weak economy.

Intermodal revenues for the remainder of the year are expected to continue to be lower than those of last year reflecting lower volumes and fuel surcharge revenue.

Railway Operating Expenses

Second quarter railway operating expenses were $1.4 billion in 2009, down $577 million, or 29%, compared with the same period last year.   For the first six months, expenses were $2.9 billion, down $939 million, or 24%.

Compensation and benefits expenses decreased $111 million, or 17%, in the second quarter and $177 million, or 13%, in the first six months, compared with the same periods last year.   The decreases were primarily the result of lower volume-related payroll (down $66 million for the second quarter and $113 million for the first six months), stock-based and incentive compensation (down $58 million for the quarter and $114 million for the first six months), and payroll taxes (down $13 million for the quarter and $15 million for the first six months).   These decreases were partially offset by increased wage rates (up $12 million for the second quarter and $25 million for the first six months), pension expenses (up $11 million for the second quarter and $21 million for the first six months), and medical benefits for active and retired employees (up $7 million for the second quarter and $17 million for the first six months).

Purchased services and rents decreased $66 million, or 17%, for the second quarter and $86 million, or 11%, for the first six months, compared with the same periods last year.   The decreases were primarily driven by lower volume-related intermodal and transportation services costs (including automotive related costs and crew transportation expenses), equipment rents, and mechanical expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $338 million, or 69%, for the second quarter, and $583 million, or 65%, for the first six months, compared with the same periods last year.   The declines were principally the result of lower fuel prices (locomotive prices down 57% and 54%, respectively), which had an impact of $212 million in the second quarter and $387 million for the first six months, and reduced fuel consumption (locomotive consumption down 26% and 23%, respectively), which had an impact of $126 million and $196 million, respectively.

Depreciation expense increased $8 million, or 4%, for the second quarter and $17 million, or 4%, for the first six months, compared to the same periods last year, reflecting an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $70 million, or 33%, in the second quarter and $110 million, or 24%, for the first six months, compared with the same periods last year.   The decreases reflected a $21 million favorable adjustment related to settlement of a multi-year state tax dispute, lower costs associated with derailments, decreased freight car and locomotive material expenses, favorable personal injury claims development and employee travel costs offset in part by higher environmental remediation costs.   The first six months also reflected the absence of the 2008 Avondale Mills settlement related to the Graniteville accident (see additional discussion below).   The following table shows the components of materials and other expenses:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	($ in millions)

Materials	$76	$96	$165	$197
Casualties and other claims	21	42	57	107
Other	47	76	122	150
	$144	$214	$344	$454

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, South Carolina.   A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer's refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS' insurance carriers provided the preliminary findings of its review of NS' reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and believes that all expenses contained in the reimbursement request are covered by the insurance policy and that recovery is probable.

Other Income - Net

Other income - net decreased $10 million in the second quarter but was flat for the first six months of 2009 compared with the same periods in 2008.   Both periods reflect fewer gains on the sale of property (down $15 million for the quarter and $18 million for the first six months), increased interest expense (net) on tax deficiencies (up $4 million for the quarter and $3 million for the first six months - including the second quarter effects of the 2009 and 2008 favorable resolutions of prior years' tax matters), and lower interest income (down $2 million for the quarter and $4 million for the first six months).   These declines were partially offset by higher net returns from corporate-owned life insurance (up $14 million for the quarter and $22 million for the first six months).

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 36.8% and 37.1% in 2009, respectively, compared with 38.2% and 38.5%, respectively, for the same periods last year.   The decreases were largely due to improved net returns from corporate-owned life insurance.

NS' consolidated income tax returns for 2006 and 2007 are being audited by the Internal Revenue Service and these audits are expected to be completed by year end.   NS does not expect that the resolution of the examination will have a material effect on its financial position, results of operations, or liquidity.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $643 million for the first six months of 2009.   NS had working capital of $198 million at June 30, 2009, compared with a working capital deficit of $106 million at December 31, 2008; the change was largely due to an increase in cash and cash equivalents, reflecting the absence of share repurchase activity and higher borrowings net of repayments during the first six months of 2009, in addition to lower current tax liabilities resulting from the decline in taxable income during the period.   NS' cash and cash equivalents totaled $722 million at June 30, 2009.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   In addition to the contractual obligation amounts contained in NS' Form 10-K for the year ended December 31, 2008, NS (1) issued $500 million of 5.90% unsecured notes and $500 million of 5.75% unsecured notes, (2) paid off $400 million of 6.20% senior notes upon maturity and repaid $200 million under its accounts receivable securitization facility and, (3) issued $75 million in non-interest bearing notes payable with maturity dates beginning in 2010 and ending in 2012 (the "Pan Am Notes") as part of its investment in Pan Am Southern LLC (see discussions below).   There were no material changes to the information on NS' future obligations related to uncertain tax positions contained in NS' Form 10-K for the year ended December 31, 2008.

Cash used for investing activities was $649 million in the first six months of 2009, compared with $393 million in the same period last year, reflecting lower investment sales and higher investment purchases offset in part by lower property additions.   Budgeted capital expenditures for 2009 are approximately $1.3 billion.

During the second quarter, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines"), and NS has contributed cash and other property with a combined value of approximately $60 million (of which $55 million was contributed during the second quarter) and committed to contribute an additional $80 million in cash and other property over the next three years, $75 million of which is evidenced by the Pan Am Notes.   A significant portion of NS' contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in the Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am, accordingly NS will account for its interest in PAS using the equity method of accounting.

Cash provided by financing activities was $110 million in the first six months of 2009, compared with a use of $417 million for the first six months of 2008.   The change reflected the absence of share repurchase activity during the period and higher borrowings net of debt repayments that were offset in part by fewer exercises of employee stock options and increased dividend payments.   Due to current economic and market conditions, the amount of future share repurchases is uncertain and the timing and volume of such future share repurchases will be guided by management's assessment of market conditions and other pertinent factors.   NS' debt-to-total capitalization ratio was 41.8% at June 30, 2009, compared with 41.0% at December 31, 2008.

In June 2009, NS issued $500 million of unsecured notes at 5.90% due 2019 pursuant to its automatic shelf registration statement described below (see Note 7).   The net proceeds from the offering were $496 million after deducting the purchase discount and expenses.

In January 2009, through a private offering, NS issued $500 million of unsecured notes at 5.75% due 2016.   The net proceeds from the offering were $494 million after deducting the purchase discount and expenses.   NS has agreed to exchange the unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its board of directors to issue an additional $500 million of debt or equity securities through public or private sale.   As of June 30, 2009, NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $500 million could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at June 30, 2009, and NS is in compliance with all of its covenants.   NS also has an accounts receivable securitization program with a 364-day term expiring in October 2009 with $100 million outstanding at June 30, 2009 (see Note 7).

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS' Form 10-K as of December 31, 2008.

OTHER MATTERS

Labor Agreements

More than 80% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains nationally in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes.

NS has reached national agreements that extend through 2009 with all of the major rail unions.   The current agreement with the Brotherhood of Locomotive Engineers and Trainmen (BLET) extends through 2014.   Because NS has reached separate agreements with the BLET and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements apply to NS' locomotive engineers and the ATDA-represented dispatchers.   NS has also recently reached agreement with Longshoremen at Ashtabula (Ohio) Docks who are represented by the International Longshoremen's Association (ILA) and do not participate in national bargaining.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2009, NS' debt subject to interest rate fluctuations totaled $109 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2009, the average pay rate under these agreements was 2%, and the average receive rate was 6%.   During the second quarter and first six months of 2009 and 2008, the effect of the swaps was to reduce interest expense by less than $1 million in all periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $40 million at June 30, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At June 30, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 147 known locations.   As of that date, 12 sites account for $23 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

New Accounting Pronouncement

Financial Accounting Standards Board Staff Position (FSP) No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   NS will adopt the FSP at the end of 2009 and expects it will not have a material effect on NS' consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:   domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; acts of terrorism or war; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of litigation; changes in securities and capital markets; disruptions to NS' technology infrastructure; including computer systems; and natural events such as severe weather, hurricanes, and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A "Risk Factors."   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2009.   Based on such evaluation, such officers have concluded that, as of June 30, 2009, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

During the second quarter of 2009, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

In February 2009, the City of Ashtabula, Ohio (City) filed a "citizen suit" complaint in the U.S. District Court for the Northern District of Ohio, alleging violations of the Clean Water Act and the Clean Air Act stemming from the operation of NS' coal dock in Ashtabula, Ohio.   The City's complaint relates to the same facts and circumstances that are the subject of previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency.   Resolution of the matter with the State of Ohio would create a legal bar to the City's action.   The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to the present.   Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we describe them here consistent with SEC rules and requirements.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

On November 6, 2007, various antitrust class actions filed against NS and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.   NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.   A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, South Carolina, including claims for civil penalties as well as injunctive relief.   Although NS' motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

Item 1A.   Risk Factors

Except for the item below, the risk factors included in NS' 2008 Form 10-K remain unchanged and are incorporated herein by reference.

The vast majority of NS employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect its operations.   More than 80% of NS railroad employees are covered by collective bargaining agreements with various labor unions.   If unionized workers were to engage in a strike, work stoppage, or other slowdown, NS could experience a significant disruption of its operations.   Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase NS' costs for healthcare, wages, and other benefits.   Any of these factors could have a material adverse impact on NS' financial position, results of operations, or liquidity in a particular year or quarter.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
			Purchased as	Value) of Shares (or
	(a) Total Number	(b) Average	Part of Publicly	Units) that may yet be
	of Shares (or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	or Programs (2)	Plans or Programs (2)
April 1-30, 2009	--	--	--	10,312,150
May 1-31, 2009	--	--	--	10,312,150
June 1-30, 2009	1,920	$40.79	--	10,312,150
Total	1,920		--

(1)         This amount (1,920) represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)         On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be repurchased through December 31, 2015.   On March 27, 2007, the Board of Directors amended the program so as to increase the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010.

Item 4.   Submission of Matters to a Vote of Security Holders.

Registrant's Annual Meeting of Stockholders was held on May 14, 2009, at which meeting four directors were elected to serve for a term of three years, the appointment of NS' independent registered public accounting firm was ratified, and a stockholder proposal concerning political contributions was defeated.

The four directors, each of whom received a greater number of "for" votes than "withheld" votes, were elected by the following vote:

                                                FOR                                                     AUTHORITY WITHHELD

Daniel A. Carp              303,374,315 votes                                  6,722,669 votes

Steven F. Leer                           292,682,943 votes                                17,414,041 votes

Michael D. Lockhart                  297,582,091 votes                                12,514,893 votes

Charles W. Moorman, IV          299,291,877 votes                                10,805,107 votes

The appointment of KPMG LLP, independent registered public accounting firm, as auditors of NS' books and records was ratified by the following vote:

FOR:   305,079,006 shares

AGAINST:   4,154,805 shares

ABSTAINED:   863,173 shares

A stockholder proposal concerning political contributions was defeated by the following vote:

FOR:   78,546,000 shares

AGAINST:   153,184,151 shares

ABSTAINED:   30,151,512 shares

Item 6.   Exhibits.

See Exhibit Index beginning on page 30 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    NORFOLK SOUTHERN CORPORATION

                                                                                    Registrant

Date:                 July 31, 2009                                        /s/ Howard D. McFadden

                                                                                    Howard D. McFadden

                                                                                    Corporate Secretary (Signature)

Date:                 July 31, 2009                                        /s/ C. H. Allison, Jr.

                                                                                    C. H. Allison, Jr.

                                                                                    Vice President and Controller

                                                                                    (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

4.1                    Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on June 1, 2009.

4.2                    First Supplemental Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500 million, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation's Form 8-K filed on June 1, 2009.

10.1*                Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007.

15*                   Letter regarding unaudited interim financial information.

31*                   Rule 13a-14(a)/15d-14(a) Certifications.

32*                   Section 1350 Certifications.

* Filed herewith.