Form 10-Q
period 2009-09-30
NORFOLK SOUTHERN CORP
filed 2009-10-30
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2009

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock ($1.00 par value per share)	367,893,915 (excluding 20,473,569 shares held by the registrant's consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

                                                                                                                                                      Page

Part I.                Financial Information:

                        Item 1.              Financial Statements:

                                                Consolidated Statements of Income

                                                Three and Nine Months Ended September 30, 2009 and 2008                           3

                                                Consolidated Balance Sheets

                                                As of September 30, 2009, and December 31, 2008                              4

                                                Consolidated Statements of Cash Flows

                                                Nine Months Ended September 30, 2009 and 2008                                5

                                                Notes to Consolidated Financial Statements                                            6

                                                Report of Independent Registered Public Accounting Firm                  15

                        Item 2.              Management's Discussion and Analysis of Financial Condition and

                                                Results of Operations                                                                           16

                        Item 3.              Quantitative and Qualitative Disclosures About Market Risk                26

                        Item 4.              Controls and Procedures                                                                       26

Part II.               Other Information:

                        Item 1.              Legal Proceedings                                                                                 27

                        Item 1A.           Risk Factors                                                                                          27

                        Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds               28

                        Item 6.              Exhibits                                                                                                28

Signatures                                                                                                                                             29

Exhibit Index                                                                                                                                        30

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions, except per share amounts)

Railway operating revenues	$2,063	$2,894	$5,863	$8,159

Railway operating expenses:
Compensation and benefits	598	708	1,788	2,075
Purchased services and rents	352	419	1,041	1,194
Fuel	192	474	504	1,369
Depreciation	210	201	624	598
Materials and other	149	198	493	652
Total railway operating expenses	1,501	2,000	4,450	5,888

Income from railway operations	562	894	1,413	2,271

Other income - net	37	39	90	92
Interest expense on debt	118	111	348	332

Income before income taxes	481	822	1,155	2,031

Provision for income taxes	178	302	428	767

Net income	$303	$520	$727	$1,264

Per share amounts
Net income
Basic	$0.82	$1.39	$1.97	$3.36
Diluted	$0.81	$1.37	$1.94	$3.30

Dividends	$0.34	$0.32	$1.02	$0.90

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2009	2008
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$999	$618
Accounts receivable - net	855	870
Materials and supplies	172	194
Deferred income taxes	152	149
Other current assets	55	168
Total current assets	2,233	1,999

Investments	2,067	1,779
Properties less accumulated depreciation	22,490	22,247
Other assets	285	272

Total assets	$27,075	$26,297

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$980	$1,140
Income and other taxes	219	261
Other current liabilities	287	220
Current maturities of long-term debt	380	484
Total current liabilities	1,866	2,105

Long-term debt	6,685	6,183
Other liabilities	1,892	2,030
Deferred income taxes	6,566	6,372
Total liabilities	17,009	16,690

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 367,893,915 and
366,233,106 shares, respectively, net of treasury shares	369	368
Additional paid-in capital	1,761	1,680
Accumulated other comprehensive loss	(912)	(942)
Retained income	8,848	8,501
Total stockholders' equity	10,066	9,607

Total liabilities and stockholders' equity	$27,075	$26,297

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	($ in millions)

Cash flows from operating activities
Net income	$727	$1,264
Reconciliation of net income to net cash provided by
operating activities:
Depreciation	630	606
Deferred income taxes	173	181
Gains and losses on properties	(13)	(24)
Changes in assets and liabilities affecting operations:
Accounts receivable	(26)	63
Materials and supplies	22	(34)
Other current assets	111	93
Current liabilities other than debt	(184)	(80)
Other - net	(65)	6
Net cash provided by operating activities	1,375	2,075

Cash flows from investing activities
Property additions	(919)	(1,104)
Property sales and other transactions	61	74
Investments, including short-term	(119)	(34)
Investment sales and other transactions	10	254
Net cash used in investing activities	(967)	(810)

Cash flows from financing activities
Dividends	(374)	(338)
Common stock issued - net	32	224
Purchase and retirement of common stock	--	(899)
Proceeds from borrowings - net	990	1,225
Debt repayments	(675)	(1,126)
Net cash used in financing activities	(27)	(914)

Net increase in cash and cash equivalents	381	351

Cash and cash equivalents
At beginning of year	618	206

At end of period	$999	$557

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$288	$254
Income taxes (net of refunds)	$234	$401

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of September 30, 2009, and December 31, 2008, and its results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.   Management has evaluated subsequent events through October 30, 2009, which is the date these consolidated financial statements were issued.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS' latest Annual Report on Form 10-K.

1.   Stock-based Compensation

In the first quarter of 2009, a committee of non-employee directors of Norfolk Southern's Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $19 million during the third quarter of 2009 and $23 million during the same period of 2008.   For the first nine months of 2009 and 2008, stock-based compensation expense was $34 million and $118 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation were benefits of $7 million and $8 million for the quarters ended September 30, 2009 and 2008, respectively, and benefits of $9 million and $40 million for the first nine months of 2009 and 2008, respectively.

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

During the third quarter of 2009, options relating to 241,754 shares were exercised, yielding $6 million in cash proceeds and $3 million of tax benefits recognized as additional paid-in capital.   During the third quarter of 2008, options relating to 1,165,958 shares were exercised, yielding $27 million in cash proceeds and $20 million of tax benefits recognized as additional paid-in capital.

For the first nine months of 2009, options relating to 1,082,657 shares were exercised, yielding $30 million of cash proceeds and $6 million of tax benefits recognized as additional paid-in capital.   For the first nine months of 2008, option exercises resulted in $132 million of cash proceeds and $73 million of tax benefits.

Restricted Stock Units and Restricted Shares

There were 319,550 restricted stock units granted in 2009, with an average grant-date fair value of $38.71 and a five-year restriction period.   The restricted stock units granted in 2009 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2009.

During the third quarter of 2009, 3,023 restricted stock units were earned and paid out in cash with a weighted-average fair value of $41.32.   Also earned and distributed were 4,535 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was less than $1 million during the third quarter of 2009.

During the first nine months of 2009, 351,755 restricted stock units were earned and paid out in cash with a weighted average fair value of $36.32.   Also earned and distributed were 368,158 restricted shares with a weighted-average grant-date fair value of $47.54.   The total related tax expense recognized as a reduction to additional paid in capital was $1 million for the first nine months of 2009.

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

During the first nine months of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at pay out of $38.71 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was $2 million for the first nine months of 2009.

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

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$301	$517	$721	$1,257
Weighted-average shares outstanding	367.3	372.5	366.8	374.4
Basic earnings per share	$0.82	$1.39	$1.97	$3.36

In the first quarter of 2009, NS adopted the provisions of the Financial Accounting Standards Board Staff Position (FSP) EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (Accounting Standards Codification (ASC) 260-10), which requires the treatment of unvested stock options receiving dividend equivalents as participating securities in computing earnings per share under the two-class method.   NS has retrospectively applied the provisions of this FSP and accordingly, income available to common stockholders for the third quarter 2009 and 2008 reflects a $2 million and $3 million reduction, respectively, and for the first nine months of 2009 and 2008 a $6 million and $7 million reduction, respectively, from net income for the effect of dividend equivalent payments made to holders of stock options, which had the effect of reducing the previously reported basic earnings per share for the nine months ended September 30, 2008, from $3.37 to $3.36.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to stockholders	$301	$520	$721	$1,264
Weighted-average shares outstanding per above	367.3	372.5	366.8	374.4
Dilutive effect of outstanding options, PSUs
and restricted shares	5.2	8.0	4.9	8.2
Adjusted weighted-average shares outstanding	372.5	380.5	371.7	382.6
Diluted earnings per share	$0.81	$1.37	$1.94	$3.30

As required under the provisions of FSP EITF No. 03-6-1 (ASC 260-10), diluted earnings per share for the three and nine months ended September 30, 2009, were calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for 2009 reflects a $2 million and $6 million reduction, respectively, from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   in 2009, 4.1 million in the third quarter, 5.6 million in both the second and first quarters, and none in 2008.

4.   Stockholders' Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at September 30, 2009, and December 31, 2008, amounted to 20,473,569 and 20,579,088 shares, respectively, with a cost of $19 million for both periods.

5.   Stock Repurchase Program

In March 2007, NS' Board of Directors amended NS' share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management's assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   There were no shares repurchased under this program in the first nine months of 2009.   NS repurchased and retired 15.2 million shares in the first nine months of 2008, at a cost of $899 million.   Since inception of this program in 2006, NS has repurchased and retired 64.7 million shares of common stock at a total cost of $3.3 billion.

6.   Investments

Investment in Conrail, Inc.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS' investment in Conrail was $892 million at September 30, 2009, and $868 million at December 31, 2008.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and "Fuel" include expenses for the use of the Shared Assets Areas totaling $32 million and $34 million in the third quarters of 2009 and 2008, respectively, and $92 million and $98 million for the first nine months of 2009 and 2008, respectively.   NS' equity in earnings of Conrail, net of amortization, included in "Other income - net" was $7 million and $8 million in the third quarters of 2009 and 2008, respectively, and $24 million and $23 million for the first nine months of 2009 and 2008, respectively.

"Accounts payable" includes $98 million at September 30, 2009, and $82 million at December 31, 2008, due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes $133 million at both September 30, 2009, and December 31, 2008, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines"), and as of September 30, 2009, NS has contributed cash and other property with a combined value of approximately $63 million and has committed to contribute an additional $77 million in cash and other property over the next three years, $75 million of which is evidenced by notes payable to PAS.   A significant portion of NS' contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in the Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am; accordingly, NS   accounts for its interest in PAS using the equity method of accounting.

7.   Long-term Debt

In the first nine months of 2009, NS repaid $200 million under its accounts receivable securitization facility.   At September 30, 2009, and December 31, 2008, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.47%) and $300 million (at an average variable interest rate of 3.01%), respectively.   In October 2009, NS renewed and amended its accounts receivable securitization facility, with a new 364-day term to run until October 2010.   NS reduced the total amount that can be borrowed from $500 million to $350 million to more closely match its liquidity requirements and receivables profile.

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

During the first quarter of 2009, NS issued $500 million of unsecured notes at 5.75% due 2016 in a private offering.   The net proceeds from the offering were approximately $494 million after deducting the purchase discount and expenses.   During the third quarter of 2009, NS offered to exchange these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its Board of Directors to issue an additional $500 million of debt or equity securities through public or private sale.   During the first quarter of 2009, NS filed a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which, as of September 30, 2009, up to $500 million could be issued under this authority.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$7	$6	$4	$4
Interest cost	26	25	15	13
Expected return on plan assets	(39)	(43)	(4)	(4)
Amortization of prior service cost (benefit)	--	1	--	(2)
Amortization of net losses	6	1	8	6
Net (benefit) cost	$--	$(10)	$23	$17

	Nine months ended September 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$20	$18	$12	$12
Interest cost	76	75	43	38
Expected return on plan assets	(116)	(129)	(11)	(11)
Amortization of prior service cost (benefit)	2	2	(1)	(7)
Amortization of net losses	19	5	26	19
Net (benefit) cost	$1	$(29)	$69	$51

The estimated amortization of certain items from accumulated comprehensive income (loss) into periodic benefit cost in 2009 is as follows:

	Nine Months	Fourth	Year
	Ended	Quarter of	Ending
	September 30, 2009	2009	December 31, 2009
	($ in millions)

Defined benefit pension plans:
Prior service cost	$2	$1	$3
Estimated net losses	$19	$6	$25

Defined benefit post retirement plans:
Prior service benefit	$(1)	$(1)	$(2)
Estimated net losses	$26	$9	$35

9.   Comprehensive Income

NS' total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)

Net income	$303	$520	$727	$1,264
Other comprehensive income	10	3	30	10
Total comprehensive income	$313	$523	$757	$1,274

"Other comprehensive income" in 2009 and 2008 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs (benefits) for the pension and other postretirement benefit plans and unrealized gains and losses on available-for-sale securities.

10.   Fair Value of Financial Instruments

The fair values of "Cash and cash equivalents," "Accounts receivable" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.   The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.   The carrying amounts

and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method, consisted of the following at September 30, 2009, and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$239	$267	$187	$202
Long-term debt	$(7,065)	$(8,065)	$(6,667)	$(6,885)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable which are based on discounted future cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities reflect unrealized holding gains of zero on September 30, 2009 and December 31, 2008.   Sales of "available-for-sale" securities were immaterial for the three and nine months ended September 30, 2009 and 2008.

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

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, SC.   A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer's refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS' insurance carriers provided the preliminary findings of its review of NS' reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and has submitted its arbitration claim ($43 million).   NS believes that recovery of the claimed amount is probable.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $33 million at September 30, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At September 30, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 146 known locations.   As of that date, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At September 30, 2009, NS had outstanding purchase commitments of approximately $75 million primarily for track material, freight cars, and RoadRailer® units in connection with its capital programs through 2011.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2009, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008.   These consolidated financial statements are the responsibility of the Company's management.

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

October 30, 2009

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS' third quarter 2009 net income declined 42% compared with the same period last year, reflecting the ongoing weakened economy.   Despite this decline, NS continues to focus on safety, service, and asset management to strategically position itself for the long term.   A 20% decrease in volumes coupled with lower fuel surcharge revenue more than offset the effects of expense reductions and rate increases.   Operating expenses declined 25%, compared with the same period last year, primarily due to reduced volume-related expenses and lower fuel prices.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 72.8% compared with 69.1% for the third quarter of 2008.

Cash provided by operating activities for the first nine months was $1.4 billion and, along with proceeds from borrowings, provided for capital expenditures, debt maturities, and dividends.   At September 30, 2009, cash and cash equivalents totaled $999 million.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2009 net income was $303 million, down $217 million, or 42%, compared with the same period last year.   The reduction primarily resulted from a $332 million decrease in income from railway operations that reflected an $831 million, or 29%, decline in railway operating revenues, and a $499 million, or 25%, decrease in railway operating expenses.

For the first nine months of 2009, net income was $727 million, down $537 million, or 42%, compared with the same period last year.   Income from railway operations decreased $858 million, as a $2.3 billion decline in railway operating revenues was partially offset by a $1.4 billion drop in railway operating expenses.

Oil prices affect NS' results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS' revenues through market-based fuel surcharges and contract escalators (see "Railway Operating Revenues") and also affect fuel costs (see "Railway Operating Expenses").   For the third quarter and first nine months of 2009, excluding the impact of decreased consumption, the decline in fuel surcharge revenue was greater than the decline in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter 2009 railway operating revenues were $2.1 billion, down $831 million, or 29%, compared with the third quarter of 2008.   For the first nine months, railway operating revenues were $5.9 billion, down $2.3 billion, or 28%.   As shown in the following table, the decreases were the result of lower traffic volumes and lower average revenue per unit which was driven by lower fuel surcharges that more than offset rate increases.   Fuel surcharges amounted to $99 million in the third quarter (down $436 million) and $255 million for the first nine months (down $1 billion).

	Third Quarter	First Nine Months
	2009 vs. 2008	2009 vs. 2008
	Decrease	Decrease
	($ in millions)	($ in millions)

Traffic volume (units)	$(570)	$(1,791)
Revenue per unit/mix	(261)	(505)
Total	$(831)	$(2,296)

Many of Norfolk Southern's negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two month lag in computing WTI Average Price coupled with the change in fuel prices lowered fuel surcharge revenue by approximately $10 million for the quarter and $35 million for the first nine months.

Revenues, units and average revenue per unit for NS' market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2009	2008	2009	2008	2009	2008
	($ in millions)		(in thousands)		($ per unit)

Coal	$571	$876	351.3	450.9	$1,627	$1,941

General merchandise:
Agriculture/consumer/gov't	296	338	141.6	158.6	2,097	2,136
Metals and construction	205	357	139.4	203.7	1,471	1,752
Chemicals	297	337	95.9	103.0	3,090	3,275
Paper/clay/forest	169	241	79.3	101.5	2,123	2,376
Automotive	136	185	74.6	86.7	1,825	2,125
General merchandise	1,103	1,458	530.8	653.5	2,078	2,232

Intermodal	389	560	640.1	790.9	608	708

Total	$2,063	$2,894	1,522.2	1,895.3	$1,355	$1,527

	First Nine Months
	Revenues		Units		Revenue per Unit
	2009	2008	2009	2008	2009	2008
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,684	$2,313	1,064.0	1,326.2	$1,583	$1,744

General merchandise:
Agriculture/consumer/gov't	861	963	407.0	467.3	2,117	2,062
Metals and construction	559	1,014	377.5	600.6	1,482	1,689
Chemicals	778	964	256.7	309.1	3,030	3,119
Paper/clay/forest	500	687	227.9	304.1	2,193	2,259
Automotive	358	640	197.3	322.6	1,814	1,983
General merchandise	3,056	4,268	1,466.4	2,003.7	2,084	2,130

Intermodal	1,123	1,578	1,859.7	2,294.4	604	688

Total	$5,863	$8,159	4,390.1	5,624.3	$1,336	$1,451

Coal

Coal revenues decreased $305 million, or 35%, in the third quarter and $629 million, or 27%, in the first nine months, compared with the same periods last year.   Both declines reflect lower traffic volumes (down 22% for the quarter and 20% for the first nine months).   Average revenue per unit declined 16% in the third quarter and 9% in the first nine months, as lower fuel surcharges more than offset higher rates.   For both periods, tonnage handled decreased in all coal markets.   Coal tonnage by market was as follows:

Total Coal, Coke, and Iron Ore Tonnage

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(tons in thousands)

Utility	29,146	35,902	93,112	107,578
Export	4,795	6,262	11,538	18,236
Domestic metallurgical	3,232	5,241	8,205	13,503
Industrial	1,885	2,271	5,583	6,430
	39,058	49,676	118,438	145,747

Utility coal tonnage decreased 19% in the third quarter and 13% in the first nine months as a result of the continued lower demand for electricity induced by the downturn in the U.S. economy, in addition to natural gas competition.   Export coal tonnage decreased 23% in the third quarter and 37% in the first nine months, reflecting the decline in European steel production as a result of continued weakness in the global economy.   However, steel production improvements in China generated new export coal tonnage business.   Domestic metallurgical coal, coke, and iron ore tonnage was down 38% in the third quarter and 39% in the first nine months, as domestic steel production declined due to a drop in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) decreased 17% in the third quarter and 13% in the first nine months, principally due to reduced production at NS-served plants.

NS is currently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.   In 2007, the Virginia Supreme Court issued a decision that remanded the case to the trial court on the grounds that neither of its prior decisions constituted a final order.   In April 2008, the trial court entered a final order granting NS monetary damages, including interest, and prescribing the methodology for determining future rates.   Virginia Power filed a notice of appeal, and oral argument was held before the Virginia Supreme Court in April 2009.   The Virginia Supreme Court announced its decision on September 18, 2009, which was generally favorable to NS, but substantially reduced the damages which had been awarded by the trial court.   Both parties have filed Petitions for Rehearing; however, NS does not believe the outcome will have a material effect on NS' financial condition, results of operations, or liquidity.

NS is currently involved in litigation with a coal customer to enforce provisions of a transportation contract related to reimbursement of certain infrastructure expenses incurred by NS and minimum tonnage commitments and related deficit charges.   NS has recorded receivables totaling $52 million associated with this contract and believes that collection of such amounts is probable; however, an unfavorable decision in the event of trial could have an adverse impact on results of operations in a particular year or quarter.

Coal revenues for the fourth quarter are expected to remain below those of last year due to continued weak volumes and lower fuel surcharge revenue.

General Merchandise

General merchandise revenues decreased $355 million, or 24%, in the third quarter, compared with the same period last year, reflecting a 19% decline in traffic volumes and a 7% decrease in average revenue per unit, including the impact of lower fuel surcharges.   For the first nine months, general merchandise revenues decreased $1.2 billion, or 28%, reflecting a 27% decline in traffic volumes and 2% decrease in average revenue per unit.

Agriculture, consumer products, and government volumes decreased 11% in the third quarter and 13% for the first nine months, primarily driven by declines in fertilizer, corn, and soybean shipments principally due to processing and production cutbacks.   Metals and construction volumes were down 32% in the third quarter and 37% for the first nine months, reflecting reduced shipments of coil, scrap metals, and iron and steel, in addition to reduced demand for construction materials due to the weak housing, infrastructure, and automotive sectors.   Chemicals traffic volumes decreased 7% for the third quarter and 17% for the first nine months.   Both periods reflect continued weakness in industrial intermediates (linked to housing construction declines), as well as fewer shipments of plastics and miscellaneous chemicals, while the first nine months also included fewer shipments of petroleum-based products.   Paper, clay, and forest products volumes were down 22% for the third quarter and 25% for the first nine months, reflecting lower pulpboard, lumber, kaolin, and printing paper shipments due to reduced U.S. paper production and the slowdown in the housing market.   Automotive volumes decreased 14% in the third quarter and 39% for the first nine months, a result of lower production.   North American light vehicle production decreased by 23% during the quarter and 42% for the first nine months as manufacturers cut production in line with consumer demand.

General merchandise revenues for the fourth quarter are expected to be lower than 2008, reflecting lower volumes and fuel surcharge revenue.

Intermodal

Intermodal revenues decreased $171 million, or 31%, in the third quarter, and $455 million, or 29%, for the first nine months, compared with the same periods last year, reflecting lower traffic volumes (down 19% for both periods) and decreased average revenue per unit (down 14% and 12%, respectively), including the impact of lower fuel surcharge revenue.

Domestic volumes (which include truckload and intermodal marketing companies' [IMC] volumes) decreased 6% in the third quarter and 3% for the first nine months reflecting weakness in the economy.   International traffic volumes declined 32% for both periods, primarily driven by the weak U.S. import and export markets.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 17% for the quarter and 18% for the first nine months due to poor economic conditions.   Triple Crown Services Company, a service with rail-to-highway trailers, experienced volume declines of 4% for the third quarter and 12% for the first nine months, primarily driven by reduced auto parts shipments and the weak economy.

Intermodal revenues for the remainder of the year are expected to be lower than those of last year reflecting lower volumes and fuel surcharge revenue.

Railway Operating Expenses

Third quarter railway operating expenses were $1.5 billion in 2009, down $499 million, or 25%, compared with the same period last year.   For the first nine months, expenses were $4.5 billion, down $1.4 billion, or 24%.

Compensation and benefits expenses decreased $110 million, or 16%, in the third quarter and $287 million, or 14%, in the first nine months, compared with the same periods last year.   The decreases were primarily the result of lower volume-related payroll (down $64 million for the third quarter and $177 million for the first nine months), reduced incentive and stock-based compensation (down $33 million for the quarter and $147 million for the first nine months), the absence of the cost of lump-sum payments due under the 2008 Brotherhood of Locomotive Engineers and Trainmen (BLET) agreement ($28 million), and lower payroll taxes (down $8 million for the quarter and $23 million for the first nine months).   These decreases were partially offset by increased wage rates (up $14 million for the third quarter and $39 million for the first nine months), pension expenses (up $11 million for the third quarter and $32 million for the first nine months), and medical benefits for active and retired employees (up $6 million for the third quarter and $23 million for the first nine months).   NS expects health and welfare benefit premiums for agreement employees covered by multi-employer plans will increase by approximately $56 million for 2010.   The increase in these premiums, which are established under the provisions of national labor agreements, will occur next year reflecting higher-than-anticipated demand and lower-than-anticipated funding due to the industry's heavy 2009 furloughs.

Purchased services and rents decreased $67 million, or 16%, for the third quarter and $153 million, or 13%, for the first nine months, compared with the same periods last year.   The decreases were primarily driven by lower volume-related expenses such as transportation services and operations (including automotive related costs and crew transportation expenses), intermodal costs, equipment rents, and engineering services and mechanical expenses (largely because of reduced maintenance activities).   These declines were offset in part by increased legal fees.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $282 million, or 59%, for the third quarter, and $865 million, or 63%, for the first nine months, compared with the same periods last year.   The declines were principally the result of lower fuel prices (locomotive fuel prices down 48% and 52%, respectively), which had an impact of $190 million in the third quarter and $577 million for the first nine months, and reduced fuel consumption (locomotive fuel consumption down 19% and 22%, respectively), which had an impact of $92 million and $288 million, respectively.

Depreciation expense increased $9 million, or 4%, for the third quarter and $26 million, or 4%, for the first nine months, compared to the same periods last year, reflecting an increased capital base as NS continues to invest in its infrastructure and equipment.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $49 million, or 25%, in the third quarter and $159 million, or 24%, for the first nine months, compared with the same periods last year.   The decreases reflect lower locomotive, freight car, and engineering material expenses, lower loss and damage claims, and reduced employee travel costs.   The first nine months also reflected a $21 million favorable adjustment related to settlement of a multi-year state tax dispute, the absence of the 2008 Avondale Mills settlement related to the Graniteville accident (see additional discussion

below), and favorable personal injury claims development, offset in part by higher environmental remediation costs.   The following table shows the components of materials and other expenses:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	($ in millions)

Materials	$72	$96	$237	$293
Casualties and other claims	23	34	80	141
Other	54	68	176	218
	$149	$198	$493	$652

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, South Carolina.   A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to business property damage and other economic losses, personal injury and individual property damage claims, as well as third-party response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested amount is probable, in that NS expects the arbitrator will determine the settlement amounts to be reasonable and that the insurer's refusal to consent to and to fund the settlement was a breach of contract.   Accordingly, NS has recorded the full recovery attributable to such carrier ($100 million).   In October 2008, another of NS' insurance carriers provided the preliminary findings of its review of NS' reimbursement request and reported that it may dispute a portion of that request.   NS has initiated arbitration against the carrier and has submitted its arbitration claim ($43 million).   NS believes that recovery of the claimed amount is probable.

Other Income - Net

Other income - net decreased $2 million in both the third quarter and the first nine months of 2009 compared with the same periods in 2008.   Both periods reflect higher interest expense (net) on tax deficiencies (up $7 million for the quarter and $10 million for the first nine months, which includes the effects of the second quarter 2009 and 2008 favorable resolutions of prior years' tax matters), and lower interest income (down $2 million for the quarter and $6 million for the first nine months).   These declines were partially offset by higher net returns from corporate-owned life insurance (up $7 million for the quarter and $29 million for the first nine months).   The quarter also reflects more gains on the sale of property (up $7 million), whereas the first nine months reflect fewer gains on the sale of property (down $11 million).

Provision for Income Taxes

The third quarter and year-to-date effective income tax rates were 37.0% and 37.1% in 2009, respectively, compared with 36.7% and 37.8%, respectively, for the same periods last year.

NS' consolidated income tax returns for 2006 and 2007 are being audited by the Internal Revenue Service, and these audits are expected to be completed by year end.   NS does not expect that the resolution of the examination will have a material effect on its financial position, results of operations, or liquidity.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.4 billion for the first nine months of 2009 compared with $2.1 billion for the same period of 2008, primarily reflecting lower income from railway operations.   NS had working capital of $367 million at September 30, 2009, compared with a working capital deficit of $106 million at December 31, 2008; the change was largely due to an increase in cash and cash equivalents, reflecting the absence of share repurchase activity and higher borrowings net of repayments during the first nine months of 2009.   NS' cash and cash equivalents totaled $999 million at September 30, 2009.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   In addition to the contractual obligation amounts contained in NS' Form 10-K for the year ended December 31, 2008, NS (1) issued $500 million of 5.90% unsecured notes and $500 million of 5.75% unsecured notes, (2) paid off $400 million of 6.20% senior notes upon maturity and repaid $200 million under its accounts receivable securitization facility and, (3) issued $75 million in non-interest bearing notes payable with maturity dates beginning in 2010 and ending in 2012 (the "Pan Am Notes") as part of its investment in Pan Am Southern LLC (see discussions below).   There were no material changes to the information on NS' future obligations related to uncertain tax positions contained in NS' Form 10-K for the year ended December 31, 2008.

Cash used for investing activities was $967 million in the first nine months of 2009, compared with $810 million in the same period last year, reflecting lower proceeds from investment sales and higher investment purchases offset in part by lower property additions.   NS expects total capital expenditures for 2009 to be approximately $1.4 billion.

During the second quarter, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines"), and as of September 30, 2009, NS has contributed cash and other property with a combined value of approximately $63 million and committed to contribute an additional $77 million in cash and other property over the next three years, $75 million of which is evidenced by the Pan Am Notes.   A significant portion of NS' contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in the Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am, accordingly NS accounts for its interest in PAS using the equity method of accounting.

Cash used for financing activities was $27 million in the first nine months of 2009, compared with $914 million for the same period of 2008.   The change reflected the absence of share repurchase activity during the period and higher borrowings net of debt repayments that were offset in part by fewer exercises of employee stock options and increased dividend payments.   Due to current economic and market conditions, the amount of future share repurchases is uncertain and the timing and volume of such future share repurchases will be guided by management's assessment of market conditions and other pertinent factors.   NS' debt-to-total capitalization ratio was 41.2% at September 30, 2009, compared with 41.0% at December 31, 2008.

In June 2009, NS issued $500 million of unsecured notes at 5.90% due 2019 pursuant to its automatic shelf registration statement described below (see Note 7).   The net proceeds from the offering were $496 million after deducting the purchase discount and expenses.

In January 2009, through a private offering, NS issued $500 million of unsecured notes at 5.75% due 2016.   The net proceeds from the offering were $494 million after deducting the purchase discount and expenses.   During the third quarter of 2009, NS offered to exchange the unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its Board of Directors to issue an additional $500 million of debt or equity securities through public or private sale.   As of September 30, 2009, NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $500 million could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at September 30, 2009, and NS is in compliance with all of its covenants.   In October 2009, NS renewed and amended its accounts receivable securitization program with a 364-day term to run until October 2010.   NS reduced the total amount that can be borrowed from $500 million to $350 million to more closely match its liquidity requirements and receivables profile.   There was $100 million outstanding under this program at September 30, 2009 (see Note 7).

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

NS has reached national agreements that extend through 2009 with all of the major rail unions.   The current agreement with the Brotherhood of Locomotive Engineers and Trainmen (BLET) extends through 2014.   Because NS has reached separate agreements with the BLET and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements apply to NS' locomotive engineers and the ATDA-represented dispatchers.   NS has also reached agreement with Longshoremen at Ashtabula (Ohio) Docks who are represented by the International Longshoremen's Association (ILA) and do not participate in national bargaining.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At September 30, 2009, NS' debt subject to interest rate fluctuations totaled $108 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On September 30, 2009, the average pay rate under these agreements was 2%, and the average receive rate was 6%.   During the third quarter and first nine months of 2009 and 2008, the effect of the swaps was to reduce interest expense by less than $1 million in all periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $33 million at September 30, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At September 30, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 146 known locations.   As of that date, 9 sites account for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168).   This statement, effective for interim and annual periods ending after September 15, 2009, established the FASB Accounting Standards Codification (Codification or ASC) as the single source of authoritative Generally Accepted Accounting Principles (GAAP).   SFAS 168 is recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification has an equal level of authority.   The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants.   NS adopted the provisions of the authoritative accounting guidance for the interim reporting period ending September 30, 2009, the adoption of which did not affect NS' consolidated financial statements.

Financial Accounting Standards Board Staff Position (FSP) No. 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC 715-20-65-2), was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   NS will adopt the FSP at the end of 2009 and expects it will not have a material effect on NS' consolidated financial statements.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2009.   Based on such evaluation, such officers have concluded that, as of September 30, 2009, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
			Purchased as	Value) of Shares (or
	(a) Total Number	(b) Average	Part of Publicly	Units) that may yet be
	of Shares (or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	or Programs (2)	Plans or Programs (2)
July 1-31, 2009	--	--	--	10,312,150
August 1-31, 2009	2,257	44.30	--	10,312,150
September 1-30, 2009	--	--	--	10,312,150
Total	2,257		--

(1)         This amount (2,257) represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

                                                                                    NORFOLK SOUTHERN CORPORATION

                                                                                    Registrant

Date:                 October 30, 2009                                  /s/ Howard D. McFadden

                                                                                    Howard D. McFadden

                                                                                    Corporate Secretary (Signature)

Date:                 October 30, 2009                                  /s/ C. H. Allison, Jr.

                                                                                    C. H. Allison, Jr.

                                                                                    Vice President and Controller

                                                                                    (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3(ii)                  The Bylaws of Norfolk Southern Corporation, as amended effective September 29, 2009, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation's Form 8-K filed on September 30, 2009.

10.1*                Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007.

10.2                  Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on October 22, 2009.

15*                   Letter regarding unaudited interim financial information.

31*                   Rule 13a-14(a)/15d-14(a) Certifications.

32*                   Section 1350 Certifications.

101*                 The following financial information from Norfolk Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2009 and 2008; (ii) the Consolidated Balance Sheets as of September 30, 2009, and December 31, 2008; (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2009 and 2008; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.