Form 10-K
period 2009-12-31
NORFOLK SOUTHERN CORP
filed 2010-02-17
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-K

(X)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934      For the fiscal year ended DECEMBER 31, 2009

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934      For the transition period from __________ to __________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	52-1188014
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Three Commercial Place
Norfolk, Virginia	23510-2191
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:	(757) 629-2680

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange
Norfolk Southern Corporation	on which registered
Common Stock (Par Value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes (X)    No (   )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes (   )     No (X)

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes (X)    No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.     Yes (X)    No (     )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company.   See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer (X)           Accelerated filer (   )           Non-accelerated filer (   )           Smaller reporting company (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.      Yes (   )    No (X)

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, was $13,820,960,718 (based on the closing price as quoted on the New York Stock Exchange on that date.)

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2010:   369,655,129 (excluding 20,434,078 shares held by the registrant's consolidated subsidiaries)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Page

Part I.	Items 1 and 2.	Business and Properties	K3
	Item 1A.	Risk Factors	K13
	Item 1B.	Unresolved Staff Comments	K15
	Item 3.	Legal Proceedings	K16
	Item 4.	Submission of Matters to a Vote of Security Holders	K16
		Executive Officers of the Registrant	K17

Part II.	Item 5.	Market for Registrant's Common Equity, Related Stockholder	K18
Matters and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data	K19
	Item 7.	Management's Discussion and Analysis of Financial Condition	K20
and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	K37
	Item 8.	Financial Statements and Supplementary Data	K38
	Item 9.	Changes in and Disagreements with Accountants on Accounting	K76
and Financial Disclosure
	Item 9A.	Controls and Procedures	K76
	Item 9B.	Other Information	K76

Part III.	Item 10.	Directors, Executive Officers and Corporate Governance	K77
	Item 11.	Executive Compensation	K77
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	K77
and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions, and Director	K80
Independence
	Item 14.	Principal Accountant Fees and Services	K80

Part IV.	Item 15.	Exhibits and Financial Statements Schedules	K81

		Power of Attorney	K94

		Signatures	K94

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 1.   Business and Item 2.   Properties

GENERAL - Norfolk Southern Corporation (Norfolk Southern) is a Norfolk, Virginia based company that controls a major freight railroad, Norfolk Southern Railway Company.   Norfolk Southern Railway Company is primarily engaged in the rail transportation of raw materials, intermediate products, and finished goods primarily in the Southeast, East, and Midwest and, via interchange with rail carriers, to and from the rest of the United States.   Norfolk Southern also transports overseas freight through several Atlantic and Gulf Coast ports.   Norfolk Southern provides comprehensive logistics services and offers the most extensive intermodal network in the eastern half of the United States.   The common stock of Norfolk Southern is listed on the New York Stock Exchange (NYSE) under the symbol "NSC."

Norfolk Southern was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.   On June 1, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission (now the Surface Transportation Board [STB]).   Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern and Southern's name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).   Effective September 1, 1998, NW was merged with and into Norfolk Southern Railway.   As of December 31, 2009, all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   Norfolk Southern has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation Inc. (CSXT) (see Note 5 to the Consolidated Financial Statements).

Norfolk Southern makes available free of charge through its website, www.nscorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).   In addition, the following documents are available on the company's website and in print to any shareholder who requests them:

Corporate Governance Guidelines Charters of the Committees of the Board of Directors The Thoroughbred Code of Ethics Code of Ethical Conduct for Senior Financial Officers Categorical Independence Standards for Directors

Unless otherwise indicated, Norfolk Southern and its subsidiaries are referred to collectively as NS.

RAILROAD OPERATIONS - As of December 31, 2009, NS' railroads operated approximately 21,000 route miles in 22 states and the District of Columbia.

The system's lines reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia, and western Pennsylvania), distribution centers, transload facilities, and other businesses located in smaller communities in its service area.

Corridors with heaviest freight volume:

            New York City area to Chicago (via Allentown and Pittsburgh)

            Chicago to Macon (via Cincinnati, Chattanooga, and Atlanta)

            Appalachian coal fields of Virginia, West Virginia, and Kentucky to Norfolk and Sandusky, Ohio

            Cleveland to Kansas City

            Birmingham to Meridian

            Memphis to Chattanooga

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of December 31, 2009

			Passing
			Track,
	Miles	Second and	Crossovers	Way and
	of	Other Main	and	Yard
	Road	Track	Turnouts	Switching	Total

Owned	15,676	2,819	1,997	8,353	28,845
Operated under lease,
contract or trackage rights	4,948	1,977	414	965	8,304
Total	20,624	4,796	2,411	9,318	37,149

Triple Crown Operations - Triple Crown Services Company (Triple Crown), an NS subsidiary, provides bimodal, truckload transportation service utilizing RoadRailer® trailers, a hybrid technology that facilitates both over-the-road and on-the-rail transportation utilizing enclosed trailers that are pulled over the highways in tractor-trailer configuration and over the rails by locomotives.   Triple Crown provides service in the eastern two-thirds of the United States as well as Ontario and Quebec through a network of terminals strategically located in 13 cities.

The following table sets forth certain statistics relating to NS' railroads' operations for the past 5 years:

	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenue ton miles (billions)	159	195	196	204	203
Freight train miles traveled (millions)	67.5	80.0	81.9	84.2	81.2
Revenue per ton mile	$0.0503	$0.0546	$0.0481	$0.0462	$0.0421
Revenue ton miles per man-hour worked	2,900	3,075	3,066	3,196	3,146
Percentage ratio of railway operating
expenses to railway operating revenues	75.4%	71.1%	72.6%	72.8%	75.2%

RAILWAY OPERATING REVENUES - NS' total railway operating revenues were $8.0 billion in 2009.   See the financial information by traffic segment in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COAL TRAFFIC - Coal, coke, and iron ore - most of which is bituminous coal - is NS' railroads' largest commodity group as measured by revenues.   The railroads handled a total of 157.5 million tons in 2009, most of which originated on NS' lines in West Virginia, Virginia, Pennsylvania, and Kentucky.   Revenues from coal, coke, and iron ore accounted for about 29% of NS' total railway operating revenues in 2009.

Total coal handled through all system ports in 2009 was 29.8 million tons.   Of this total, 14.9 million tons (including coastwise traffic) moved through Norfolk, Virginia, 3.8 million tons (including coastwise traffic) moved through the Baltimore Terminal, 7.5 million tons moved to various docks on the Ohio River, and 3.6 million tons moved to various Lake Erie ports.   Other than coal for export, virtually all coal handled by NS' railroads was terminated in states east of the Mississippi River.

See the discussion of coal traffic, by type of coal, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL MERCHANDISE TRAFFIC - General merchandise traffic is composed of five major commodity groupings:   automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, Chrysler, Ford Motor Company, General Motors, Honda, Isuzu, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Subaru, Suzuki, Toyota, and Volkswagen, and auto parts for Ford Motor Company, General Motors, and Chrysler.   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes, and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks, and minerals.   The agriculture, consumer products, and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol, and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2009, 105 million tons of general merchandise freight, or approximately 65% of total general merchandise tonnage handled by NS, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.   General merchandise carloads handled in 2009 were 2.0 million, the revenues from which accounted for 52% of NS' total railway operating revenues in 2009.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.   Intermodal units handled in 2009 were 2.5 million, the revenues from which accounted for 19% of NS' total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

FREIGHT RATES - In 2009, NS' railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.   Thus, a major portion of NS' freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2009, NS' railroads were found by the STB to be "revenue adequate" based on results for the year 2008.   The STB has not made its revenue adequacy determination for the year 2009.   A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to a statutory requirement.

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

-            Chicago, Illinois, and Battle Creek, Michigan

-            Chicago, Illinois, and Pittsburgh, Pennsylvania

-            Chicago, Illinois, and Detroit, Michigan

-            Pittsburgh and Harrisburg, Pennsylvania

Commuter trains are operated on the NS line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia NS leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois NS operates freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over trackage owned by:

-            Amtrak

-            New Jersey Transit

-            Southeastern Pennsylvania Transportation Authority

-            Metro-North Commuter Railroad Company

-            Maryland Department of Transportation

Passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas

NONCARRIER OPERATIONS - NS' noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.   In 2009, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment, under relevant authoritative accounting guidance.

RAILWAY PROPERTY

The NS railroad system extends across 22 states and the District of Columbia.   The railroad infrastructure makes the company capital intensive with net property of approximately $23 billion.

Capital Expenditures - Capital expenditures for road, equipment, and other property for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2009	2008	2007	2006	2005
	($ in millions)
Road and other
property	$1,128	$1,070	$894	$756	$741
Equipment	171	488	447	422	284
Total	$1,299	$1,558	$1,341	$1,178	$1,025

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.   For 2010, NS has budgeted $1.44 billion of capital expenditures.   On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture, Meridian Speedway LLC (MSLLC), pursuant to which NS intends to contribute $300 million in cash, substantially all of which will be used for capital improvements over a period of approximately three years, in exchange for a 30% interest in the joint venture.   Through December 31, 2009, NS has contributed $283 million.   See the discussion following "Cash used for investing activities," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equipment - As of December 31, 2009, NS owned or leased the following units of equipment:

		Number of		Capacity of
	Owned*	Units Leased**	Total	Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,584	132	3,716	12,916,050
Switching	146	--	146	214,650
Auxiliary units	103	--	103	--
Total locomotives	3,833	132	3,965	13,130,700

Freight cars:				(Tons)
Hopper	17,495	805	18,300	1,995,324
Box	13,656	1,450	15,106	1,240,384
Covered hopper	8,421	2,353	10,774	1,186,372
Gondola	31,511	5,647	37,158	4,008,658
Flat	2,618	1,330	3,948	315,545
Caboose	171	--	171	--
Other	4,461	19	4,480	222,661
Total freight cars	78,333	11,604	89,937	8,968,944

Other:
Work equipment	5,035	243	5,278
Vehicles	4,068	--	4,068
Highway trailers
and containers	59	10,681	10,740
RoadRailer®	6,268	27	6,295
Miscellaneous	1,246	13,108	14,354
Total other	16,676	24,059	40,735

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.

** Includes 3,078 freight cars leased from CRC.

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2009.

	Year Built
						2000-	1995-	1994 &
	2009	2008	2007	2006	2005	2004	1999	Before	Total

Locomotives:
No. of units	--	40	90	143	89	667	713	2,091	3,833
% of fleet	--%	1%	2%	4%	2%	17%	19%	55%	100%

Freight cars:
No. of units	514	2,359	1,200	404	89	586	6,403	66,778	78,333
% of fleet	1%	3%	2%	--%	--%	1%	8%	85%	100%

The following table shows the average age of NS' locomotive and freight car fleets at December 31, 2009, and the number of retirements in 2009:

	Locomotives	Freight Cars

Average age - in service	19.9 years	30.3 years
Retirements	13 units	3,446 units
Average age - retired	31.2 years	40.5 years

Ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment marketability.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.

	Annual Average Bad Order Ratio
	2009	2008	2007	2006	2005

Locomotives	6.1%	5.8%	5.7%	5.7%	6.2%
Freight Cars	4.5%	4.5%	4.9%	6.4%	6.3%

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $150 million as of December 31, 2009, and $236 million as of December 31, 2008.

Track Maintenance - Of the approximately 37,100 total miles of track operated, NS had responsibility for maintaining about 29,600 miles of track, with the remainder being operated under trackage rights from another party responsible for maintenance.

Over 75% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.   Approximately 36% of NS lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2009.

The following table summarizes several measurements regarding NS' track roadway additions and replacements during the past five years:

	2009	2008	2007	2006	2005

Track miles of rail installed	434	459	401	327	302
Miles of track surfaced	5,568	5,209	5,014	4,871	4,663
New crossties installed (millions)	2.7	2.7	2.7	2.7	2.5

Microwave System - The NS microwave system, consisting of approximately 7,400 radio route miles, 429 core stations, 30 secondary stations, and 5 passive repeater stations, provides communications between most operating locations.   The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control - Of the approximately 16,600 route miles dispatched by NS, about 11,100 miles are signalized, including 8,200 miles of centralized traffic control (CTC) and 2,900 miles of automatic block signals.   Of the 8,200 miles of CTC, approximately 3,900 miles are controlled by data radio originating at 271 base station radio sites.

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

ENVIRONMENTAL MATTERS - Compliance with federal, state, and local laws and regulations relating to the protection of the environment is a principal NS goal.   To date, such compliance has not affected materially NS' capital additions, earnings, liquidity, or competitive position.   See "Legal Proceedings," Part I, Item 3; "Personal Injury, Environmental, and Legal Liabilities" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 17 to the Consolidated Financial Statements.

EMPLOYEES - The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2009	2008	2007	2006	2005
Average number of employees	28,593	30,709	30,806	30,541	30,294
Average wage cost per employee	$63,000	$66,000	$62,000	$62,000	$61,000
Average benefit cost per employee	$32,000	$31,000	$30,000	$32,000	$29,000

More than 80% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.   See the discussion of "Labor Agreements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The relaxation of economic regulation of railroads, under the Staggers Rail Act of 1980, includes exemptions of intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar traffic, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing.   Transportation contracts on these shipments and on regulated shipments effectively remove those shipments from regulation as well for the duration of the contract.   About 88% of NS' freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts were made in 2009 to re-subject the rail industry to increased federal economic regulation and such efforts are expected to continue in 2010.   The Staggers Rail Act of 1980, which substantially balanced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS will continue to oppose efforts to reimpose increased economic regulation.

COMPETITION - There is continuing strong competition among rail, water, and highway carriers.   Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company.   Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery, and consumer products.   Even for raw materials, semifinished goods, and work-in-progress, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

NS' primary rail competitor is the CSX system; both operate throughout much of the same territory.   Other railroads also operate in parts of the territory.   NS also competes with motor carriers, water carriers, and with shippers who have the additional option of handling their own goods in private carriage, of sourcing products from different geographic areas, and of using substitute products.

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

Additionally, NS engages in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the TSA, the Federal Bureau of Investigation (FBI), the Federal Railroad Administration (FRA), the U.S. Coast Guard, U.S. Customs and Border Protection, and various state Homeland Security offices.   As one notable example, an NS Police Special Agent, under the auspices of the AAR, has been assigned to the National Joint Terrorism Task Force (NJTTF) operating out of FBI Headquarters in Washington, DC to represent and serve as liaison to the North American rail industry.   This arrangement improves logistical flow of vital security and law enforcement information with respect to the rail industry as a whole, while having the post filled by an NS Special Agent has served to foster a strong working relationship between NS and the FBI.   NS also has become a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program sponsored by U.S. Customs.   C-TPAT allows NS to work closely with U.S. Customs and its customers to develop measures that will help ensure the integrity of freight shipments moving on NS, particularly those moving to or from a foreign country.   Based on participation in C-TPAT, NS has ensured that its plan meets all current applicable security recommendations made by U.S. Customs.

Similarly, NS is guided in its operations by various supplemental security action items issued by DHS and U.S. Department of Transportation (DOT), U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in 2006 in collaboration with TSA, DOT, and the freight railroads.   Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA) begun in 2004.   Particular attention is aimed at reducing risk in HTUA by:   (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.   These action items and NS' compliance initiatives are outlined in the various departmental sections of the NS Departmental Security Plan.   NS has taken appropriate actions to be compliant with the 2008 TSA Final Security Rule addressing Rail Security Sensitive Materials (RSSM) to ensure these shipments are properly inspected and that positive chain-of-custody is maintained when required.   NS has met the September 2009 deadline to be in compliance with the 2008 Pipeline and Hazardous Materials Safety Administration (PHMSA) rail-routing regulations outlined in Docket HM-232E.

In 2009, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, NS provided rail accident response training to approximately 4,500 emergency responders, such as local police and fire personnel, representing over 34,000 man-hours of emergency response training.   NS also conducted railroad operations classes for FBI agents and the railroad liaison agents from Joint Terrorism Task Forces.   NS' other training efforts throughout 2009 included participation in 10 drills for local, state, and federal agencies.   NS also has ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course (SERTC) conducted at the AAR Transportation Technology Center in Pueblo, Colorado.   Also, the NS annual TRANSCAER Whistle-Stop train makes stops in numerous cities, its special training cars serving as a resource to an audience of nearly 1,000 emergency responders annually.

Improvements in equipment design also are expected to play a role in enhancing rail security.   The Pipeline and Hazardous Materials Safety Administration (PHMSA), in coordination with the FRA, is amending the Hazardous Materials Regulations to prescribe enhanced safety measures for rail transportation of TIH materials, including interim design standards for railroad tank cars.   The rule mandates commodity-specific improvements in safety features and design standards for newly manufactured DOT specification tank cars and an improved top fittings performance standard.   The interim standards established in this rule will enhance the accident survivability of TIH tank cars.

Item 1A.   Risk Factors

NS is subject to significant governmental legislation and regulation over commercial, operating and environmental matters.   Railroads are subject to the enactment of laws by Congress that could increase economic regulation of the industry.   Railroads presently are subject to commercial regulation by the STB, which has jurisdiction over some routes, rates and fuel surcharges, conditions of service, and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers.   Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on NS' ability to determine prices for rail services and result in a material adverse effect in the future on NS' financial position, results of operations, or liquidity in a particular year or quarter.   This potential material adverse effect could also result in reduced capital spending on NS' rail network or abandonment of lines.

Railroads are subject to safety and security regulation by the DOT and the DHS, which regulate most aspects of NS' operations.   Compliance with the Rail Safety Improvement Act of 2008 will result in additional operating costs associated with the statutorily mandated implementation of positive train control by 2015.   In addition to increased capital expenditures, implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses and increased claims and litigation costs.

NS' operations are subject to extensive federal and state environmental laws and regulations concerning, among other things, emissions to the air; discharges to waterways or ground water supplies; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases.   The risk of incurring environmental liability - for acts and omissions, past, present, and future - is inherent in the railroad business.   This risk includes property owned by NS, whether currently or in the past, that is or has been subject to a variety of uses, including NS railroad operations and other industrial activity by past owners or past and present tenants of NS.   Environmental problems that are latent or undisclosed may exist on these properties, and NS could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties.   Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time, and the resulting liabilities could have a significant effect on financial position, results of operations, or liquidity in a particular year or quarter.

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk.   Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.

NS may be affected by terrorism or war.   Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect NS' results of operations, financial position, or liquidity in a particular year or quarter.   Because NS plays a critical role in the nation's transportation system, it could become the target of such an attack or have a significant role in the government's preemptive approach or response to an attack or war.

Although NS currently maintains insurance coverage for third-party liability arising out of war and acts of terrorism, it maintains only limited insurance coverage for first-party property damage and damage to property in NS' care, custody, or control caused by certain acts of terrorism.   In addition, premiums for some or all of NS' current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses could be unavailable to NS in the future.

NS may be affected by general economic conditions.   Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities NS carries may have an adverse effect on its operating results, financial position, or liquidity.   Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on NS' financial position, results of operations, or liquidity in a particular year or quarter.

NS may be affected by the impact of environmental regulation on its utility coal customers and/or the value of certain NS assets.   A number of evolving environmental issues could affect the U.S. utility coal market, including potential regional programs aimed at capping and reducing power plant CO2 emissions and ongoing efforts at addressing climate change.   Although certain utilities have begun adding or are planning to add emissions control technologies to their electric generating units, allowing them to utilize their existing coal-fired power plants, future regulatory developments in this area could have a negative effect on NS' utility coal customers and/or the value of coal reserves owned by NS and than an adverse effect on NS' operating results, financial position, and liquidity.

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

The operations of carriers with which NS interchanges may adversely affect its operations.   NS' ability to provide rail service to customers in the U.S. and Canada depends in large part upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights.   Deterioration in the operations of, or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in NS' inability to meet its customers' demands or require NS to use alternate train routes, which could result in significant additional costs and network inefficiencies.

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

NS may be subject to various claims and lawsuits that could result in significant expenditures.   The nature of NS' business exposes it to the potential for various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters.   Job-related personal injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS' operating results, financial condition, and liquidity to the extent not covered by insurance.   NS has obtained insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (currently up to $25 million and above $1 billion per occurrence for bodily injury and property damage to third parties and $25 million and above $175 million per occurrence for property owned by NS or in its care, custody, or control).   Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

Severe weather could result in significant business interruptions and expenditures.   Severe weather conditions and other natural phenomena, including hurricanes, floods, fires, and earthquakes, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on NS' financial position, results of operations, or liquidity in a particular year or quarter.

Unpredictability of demand for rail services resulting in the unavailability of qualified personnel could adversely affect NS' operational efficiency and ability to meet demand.   Workforce demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on NS' ability to meet demand for rail service.   Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on NS' operational efficiency and otherwise have a material adverse effect on its financial position, results of operations, or liquidity in a particular year or quarter.

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.   NS consumed about 400 million gallons of diesel fuel in 2009.   Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.   If a severe fuel supply shortage arose from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, NS' financial position, results of operations, or liquidity in a particular year or quarter could be materially adversely affected.   Also, such an event would impact NS as well as its customers and other transportation companies.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment.   Additionally, NS competes with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties.   Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages that could materially affect NS' financial position, results of operations, or liquidity in a particular year or quarter.

The state of capital markets could adversely affect NS' liquidity.   NS from time-to-time relies on the capital markets to provide some of its capital requirements, including the issuance of long-term debt instruments and commercial paper, as well as the sale of certain receivables.   Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of NS' financial condition due to internal or external factors could restrict or eliminate NS' access to, and/or significantly increase the cost of, various financing sources, including bank credit facilities and issuance of corporate bonds.   Instability or disruptions of the capital markets and deterioration of NS' financial condition, alone or in combination, could also result in a reduction in NS' credit rating to below investment grade, which could prohibit or restrict NS from accessing external sources of short- and long-term debt financing and/or significantly increase the associated costs.

Item 1B.   Unresolved Staff Comments

None.

Item 3.   Legal Proceedings

The Ohio Environmental Protection Agency has notified Norfolk Southern that it intends to seek penalties and require Norfolk Southern to take remedial actions in connection with alleged violations of the Clean Air and Water Acts stemming from the operation of NS' coal dock in Ashtabula, Ohio.   The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to the present.   Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, they are described here consistent with SEC rules and requirements.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   Although NS' June 24, 2008 motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   The litigation has been stayed by the district court as the parties work to conclude an agreed upon consent decree, which when finalized will include fines in excess of $100,000.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant.

Norfolk Southern's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.   Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.   There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.   The following table sets forth certain information, as of February 1, 2010, relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 57, Chairman, President and Chief Executive Officer	Present position since February 1, 2006. Served as President and Chief Executive Officer from November 1, 2005 to February 1, 2006; and as President from October 1, 2004 to November 1, 2005.

Deborah H. Butler, 55, Executive Vice President - Planning and Chief Information Officer	Present position since June 1, 2007. Served as Vice President - Customer Service from July 1, 2004 to June 1, 2007.

James A. Hixon, 56, Executive Vice President - Law and Corporate Relations	Present position since October 1, 2005. Served as Executive Vice President - Finance and Public Affairs from October 1, 2004 to October 1, 2005.

Mark D. Manion, 57, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009. Served as Executive Vice President - Operations from October 1, 2004 to April 1, 2009.

John P. Rathbone, 57, Executive Vice President - Administration	Present position since October 1, 2004.

Donald W. Seale, 57, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006. Served as Executive Vice President - Sales and Marketing from October 1, 2004 to April 1, 2006.

James A. Squires, 48, Executive Vice President - Finance and Chief Financial Officer

Present position since July 1, 2007.

  Served as Executive Vice President - Finance from April 1, 2007 to

  July 1, 2007; as Senior Vice President - Financial Planning from April 1,

  2006 to April 1, 2007; and as Senior Vice President - Law from October 1,

  2004 to April 1, 2006.

Daniel D. Smith, 57, Senior Vice President - Energy and Properties	Present position since December 1, 2003.

Clyde H. Allison, Jr., 46, Vice President and Controller

Present position since April 1, 2009.

  Served as Assistant Vice President Corporate Accounting from

  February 1, 2008 to April 1, 2009; as Assistant Vice President Accounting

  Operations from June 1, 2006 to February 1, 2008; and Assistant

  Vice President Strategic Sourcing from November 1, 2001 to June 1, 2006.

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 37,486 stockholders of record as of December 31, 2009, is traded on the New York Stock Exchange under the symbol "NSC."   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2009 and 2008.

	Quarter
2009	1st	2nd	3rd	4th
Market Price
High	$49.90	$41.23	$49.23	$54.24
Low	26.95	34.43	35.87	43.26
Dividends per share	$0.34	$0.34	$0.34	$0.34

2008	1st	2nd	3rd	4th
Market Price
High	$56.89	$67.38	$73.64	$65.04
Low	44.15	54.94	57.82	43.29
Dividends per share	$0.29	$0.29	$0.32	$0.32

___________________________________________________________________________________________

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
October 1-31, 2009	--	--	--	10,312,150
November 1-30, 2009	3,511	51.86	--	10,312,150
December 1-31, 2009	2,175	52.29	--	10,312,150
Total	5,686		--

(1)         Represents shares tendered by employees in connection with the exercise of stock options under the Long-term Incentive Plan.

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

Item 6.   Selected Financial Data

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

FIVE-YEAR FINANCIAL REVIEW

	2009	2008	2007	2006	2005[1]
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$7,969	$10,661	$9,432	$9,407	$8,527
Railway operating expenses	6,007	7,577	6,847	6,850	6,410
Income from railway
operations	1,962	3,084	2,585	2,557	2,117

Other income - net	127	110	93	149	74
Interest expense on debt	467	444	441	476	494
Income before income taxes	1,622	2,750	2,237	2,230	1,697

Provision for income taxes	588	1,034	773	749	416
Net income	$1,034	$1,716	$1,464	$1,481	$1,281

PER SHARE DATA
Net income - basic[2]	$2.79	$4.58	$3.73	$3.62	$3.17
- diluted	$2.76	$4.52	$3.68	$3.57	$3.11
Dividends	$1.36	$1.22	$0.96	$0.68	$0.48
Stockholders' equity at year end	$28.06	$26.23	$25.64	$24.19	$22.63

FINANCIAL POSITION
Total assets	$27,369	$26,297	$26,144	$26,028	$25,859
Total debt	$7,153	$6,667	$6,368	$6,600	$6,930
Stockholders' equity	$10,353	$9,607	$9,727	$9,615	$9,276

OTHER
Capital expenditures	$1,299	$1,558	$1,341	$1,178	$1,025

Average number of shares
outstanding (thousands)	367,077	372,276	389,626	405,988	404,170
Number of stockholders at year end	37,486	35,466	36,955	38,900	48,180
Average number of employees:
Rail	28,173	30,241	30,336	30,079	29,851
Nonrail	420	468	470	462	443
Total	28,593	30,709	30,806	30,541	30,294

[1]

2005 provision for income taxes includes a $96 million benefit related to the reduction of NS' deferred income tax liabilities resulting from tax legislation enacted by Ohio.   This benefit increased net income by $96 million, or 23 cents per diluted share.

[2]

Prior year periods reflect the retrospective application of Financial Accounting Standards Board Staff Position, Emerging Issues Task Force No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (Accounting Standards Codification (ASC) 260-10), which was adopted in 2009.

See accompanying Consolidated Financial Statements and notes thereto.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

While NS' results in 2009 reflect the decline of the domestic and global economies, they also demonstrate NS' ability to focus on safety, service, asset management, and sustainability--all while controlling costs.   Revenues decreased $2.7 billion, or 25%, in 2009, as manufacturers reduced production to meet sagging consumer demand and the decline in oil prices resulted in lower fuel surcharge revenues.   Carloadings were down 1.4 million units, or 19%, reflecting declines across all commodity groups.   NS partially offset this 25% decline in revenues with a $1.6 billion, or 21%, decrease in operating expenses.   Notwithstanding these cost reductions, income from railway operations fell 36%, and the operating ratio, a measure of the amount of operating revenues consumed by operating expenses, rose to 75.4%.

Despite the decline in NS' net income for 2009, cash provided by operating activities was $1.9 billion, which exceeded cash used for capital expenditures and dividends.   Net proceeds from borrowings minus debt repayments was $403 million resulting in an increase in cash, cash equivalents, and short-term investments, which at December 31, 2009 totaled $1.1 billion.

Looking forward to 2010, NS expects revenues to increase, reflecting improved average revenue per unit and higher traffic volume due to a gradual, yet steady economic recovery.   NS plans to continue to improve service and maintain a market-based approach to pricing.

SUMMARIZED RESULTS OF OPERATIONS

2009 Compared with 2008

Net income in 2009 was $1.0 billion, or $2.76 per diluted share, down $682 million, or 40%, compared with $1.7 billion, or $4.52 per diluted share, in 2008.   The decrease in net income was primarily due to lower income from railway operations that was offset in part by lower income taxes (see Note 3).   Railway operating revenues decreased $2.7 billion, reflecting lower traffic volumes and lower average revenue per unit primarily a result of decreased fuel surcharges.   Railway operating expenses decreased $1.6 billion, principally due to lower volume-related expenses and fuel prices.

Oil prices affect NS' results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions and traffic volume, oil prices directly affect NS' revenues through market-based fuel surcharges and contract escalators (see "Railway Operating Revenues") and also affect fuel costs (see "Railway Operating Expenses").   For 2009, excluding the impact of decreased consumption, the decline in fuel surcharge revenue was greater than the decline in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

2008 Compared with 2007

Net income in 2008 was $1.7 billion, up $252 million, or 17%, compared with 2007.   Diluted earnings per share were $4.52, up 84¢, or 23%.   The greater percentage increase in per share earnings was due to fewer shares outstanding as a result of NS' share repurchase program (see Note 14).   The increase in net income was primarily due to higher income from railway operations that was offset in part by higher income taxes (see Note 3).   Railway operating revenues increased $1.2 billion, as higher average revenue per unit outweighed lower traffic volumes.   Railway operating expenses increased $730 million, principally due to higher fuel costs and increased compensation and benefits expenses.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $8.0 billion in 2009, $10.7 billion in 2008, and $9.4 billion in 2007.   The following table presents a three-year comparison of revenues, volume, and average revenue per unit by market group.

	Revenues				Units		Revenue per Unit
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,264	$3,111	$2,315	1,418.5	1,765.7	1,699.4	$1,596	$1,762	$1,363
General merchandise:
Agr./consumer/gov't.	1,181	1,282	1,047	563.3	612.4	601.5	2,097	2,093	1,740
Chemicals	1,056	1,238	1,166	345.0	393.7	426.7	3,061	3,144	2,732
Metals/construction	745	1,251	1,149	504.2	742.4	783.6	1,478	1,686	1,467
Paper/clay/forest	666	898	860	306.4	394.1	428.1	2,172	2,280	2,010
Automotive	527	823	974	289.4	412.2	533.0	1,821	1,997	1,827
General merchandise	4,175	5,492	5,196	2,008.3	2,554.8	2,772.9	2,079	2,150	1,874

Intermodal	1,530	2,058	1,921	2,530.5	3,029.0	3,120.7	605	679	615

Total	$7,969	$10,661	$9,432	5,957.3	7,349.5	7,593.0	$1,338	$1,451	$1,242

Revenues decreased $2.7 billion in 2009, but increased $1.2 billion in 2008.   As reflected in the table on the following page, the decrease in 2009 was due to decreased traffic volumes and lower average revenue per unit, as a result of lower fuel surcharges that more than offset rate increases.   The improvement in 2008 was the result of increased average revenue per unit, including fuel surcharge revenue, which more than offset decreased traffic volumes.   Fuel surcharge revenue amounted to $370 million in 2009, compared with $1.6 billion in 2008, and $792 million in 2007.   If fuel prices remain at or near year-end 2009 levels, fuel surcharge revenues will increase in 2010.

Many of NS' negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $50 million in 2009 and increased fuel surcharge revenue by approximately $100 million in 2008.

Revenue Variance Analysis
Increases (Decreases)

	2009 vs. 2008	2008 vs. 2007
	($ in millions)

Traffic volume (units)	$(2,020)	$(302)
Revenue per unit/mix	(672)	1,531
Total	$(2,692)	$1,229

For 2009, the unfavorable volume variance accounted for 75% of the total variance, reflecting traffic volume declines for all commodity groups.   Volumes declined by 1.4 million units, or 19%, reflecting the weakened economy.   The unfavorable revenue per unit/mix variance was driven by decreased fuel surcharges, offset in part by higher rates.

In 2008, revenues increased $1.2 billion compared to 2007, reflecting large increases in average revenue per unit, a result of higher rates and increased fuel surcharges.   Traffic volumes for all commodity groups except coal and agriculture/consumer products/government decreased compared to 2007.

On January 26, 2007, the Surface Transportation Board (STB) issued a decision that the type of fuel surcharge imposed by NS and most other large railroads - a fuel surcharge based on a percentage of line haul revenue - would no longer be permitted for regulated traffic that moves under public (tariff) rates.   The STB gave the railroads a 90-day transition period to adjust their fuel surcharge programs.   During the second quarter of 2007, NS discontinued assessing fuel surcharges on its published (non-intermodal) public rates.   Adjustments to public prices now reflect ongoing market conditions.   The traffic moving under these tariffs and public quotes comprises about 10% of NS' total revenue base.

COAL revenues decreased $847 million, or 27%, compared with 2008, reflecting a 20% decrease in traffic volume due to lower coal consumption in the utility and global raw steel sectors and lower average revenue per unit.   Coal average revenue per unit was down 9% compared with 2008, reflecting decreased fuel surcharges and declining rate adjustment factors that more than offset rate increases.   For 2010, average revenue per unit is expected to increase reflecting the effects of higher rates comprised of pricing increases, increasing contract escalators, higher fuel surcharges, and increased length of haul for export coal traffic.

Coal represented 29% of NS' revenues in 2009 and 80% of shipments handled originated on NS' lines.   As shown in the following table, tonnage declined in all coal markets.

Total Coal, Coke, and Iron Ore Tonnage

	2009	2008	2007
	(Tons in thousands)

Utility	120,278	144,451	142,734
Export	17,885	23,069	15,564
Domestic metallurgical	11,848	18,155	17,873
Industrial	7,509	8,553	9,794
Total	157,520	194,228	185,965

In 2008, coal revenues increased $796 million, or 34%, compared with 2007, reflecting higher rates, including fuel surcharges, and a 4% increase in traffic volume.   Coal average revenue per unit was up 29% compared with 2007, reflecting higher rates (which were comprised of pricing increases, contract escalators and the effect of increased longer-haul export coal traffic) and increased fuel surcharges.

NS was recently involved in litigation with Virginia Electric and Power Company/Old Dominion Electric Cooperative (Virginia Power) regarding rate adjustment provisions in a transportation contract between them.  NS was also recently involved in litigation with a coal customer to enforce provisions of a transportation contract related to reimbursement of certain infrastructure expenses incurred by NS and minimum tonnage commitments and related deficit charges.  NS settled both of these matters during the fourth quarter of 2009.  The settlements did not have a material impact on NS' financial condition, results of operations, or liquidity.

Utility coal tonnage decreased 17% compared with 2008, a result of lower demand for electricity induced by the downturn in the U.S. economy, natural gas competition, and utility coal stockpiles that were above target levels across NS' service area.

In 2008, utility coal tonnage increased 1% compared with 2007, as a result of modest stockpile growth in the Northeast.

For 2010, NS expects electricity demand and natural gas prices to increase, which should lead to higher coal-fired generation and demand.   However, utility coal tonnage may lag this recovery due to high stockpile levels, at least through the first half of the year.

Export coal tonnage decreased 22% compared to 2008, reflecting the global recession, reduced demand for steel production and high inventory levels.   Norfolk volume decreased about 34,000 carloads, or 20%, and Baltimore volume was down about 21,000 carloads, or 38%.

In 2008, export coal tonnage increased 48% compared to 2007, primarily due to increased global demand coupled with weather-related supply constraints in Australia, reduced export volume from China, and the weak U.S. dollar.   Norfolk volume increased about 51,000 carloads, or 39%, and Baltimore volume was up about 28,000 carloads, or 102%.

For 2010, export coal tonnage is expected to increase, reflecting improved demand for raw steel production.

Domestic metallurgical coal, coke, and iron ore tonnage decreased 35% compared with 2008, reflecting reduced demand for raw steel caused by the downturn in the U.S. economy which led to blast furnace outages, reduced coke production schedules, and high inventory levels.

In 2008, domestic metallurgical coal, coke, and iron ore tonnage increased 2% compared with 2007, reflecting the start up of a new coke plant.

For 2010, domestic metallurgical coal, coke, and iron ore tonnage is expected to improve as the economy continues to recover, resulting in increased demand for raw steel production.

Other coal tonnage (principally steam coal shipped to industrial plants) decreased 12% compared to 2008, principally due to reduced production at NS-served plants caused by the downturn in the U.S. economy.   In 2008, other coal tonnage decreased 13% compared to 2007, primarily due to coal supply constraints.

For 2010, other coal tonnage is expected to be down compared to 2009, reflecting reduced industrial coal consumption.

GENERAL MERCHANDISE revenues in 2009 decreased $1.3 billion, or 24%, compared with 2008, reflecting a 21% decline in traffic volume and a 3% decrease in average revenue per unit, as higher rates were overshadowed by decreased fuel surcharge revenues.

In 2008, general merchandise revenues increased $296 million, or 6%, compared with 2007, as a 15% increase in average revenue per unit, reflecting continued market-based pricing and higher fuel surcharges, more than offset an 8% decline in traffic.

Agriculture, consumer products, and government revenues decreased 8% in 2009, compared with 2008.   The revenue decline resulted from an 8% decrease in traffic volumes as plant closures and production curtailments led to fewer shipments of fertilizer and corn.

In 2008, agriculture, consumer products, and government revenues increased 22%, compared with 2007.   The revenue improvement resulted from higher average revenue per unit, which reflected increased rates and higher fuel surcharge revenues.   Traffic volume increased 2% as more ethanol, military, feed, soybeans, and food oils shipments offset declines in fertilizers, corn, beverages, and consumer products.

For 2010, agriculture revenues are expected to increase as a result of increased volumes and higher average revenue per unit, reflecting expected growth in the agri-fuels market, including corn for ethanol production and finished ethanol as well as increased fertilizer shipments.

Chemicals revenues in 2009 decreased 15%, compared with 2008, due to a 12% decrease in traffic volume and a 3% decline in average revenue per unit, primarily a result of lower fuel surcharges.    The decline in traffic volume was a result of continued weakness in housing construction which drove declines in industrial intermediates, plastics and miscellaneous chemicals.   Volumes associated with petroleum-based products also declined as a result of reduced demand for asphalt and production curtailments.

In 2008, chemicals revenue increased 6%, compared with 2007, a result of increased rates and higher fuel surcharge revenue.   Traffic volume declined 8%, reflecting continued weakness in both industrial intermediates and plastics (linked to housing construction declines) in addition to miscellaneous chemicals and petroleum-based products.

For 2010, chemicals revenues are expected to improve, principally due to higher average revenue per unit and modestly increased traffic volumes.

Metals and construction revenues decreased 40% in 2009, reflecting a 32% decrease in traffic volume and a 12% decline in average revenue per unit, primarily a result of lower fuel surcharges.   The decline in traffic volume was principally due to lower coil, scrap metal, iron and steel shipments, in addition to reduced demand for construction materials as a result of continued weakness in the housing, infrastructure, and automotive sectors.

In 2008, metals and construction revenues increased 9% as a 15% increase in average revenue per unit that resulted from increased rates and higher fuel surcharge more than offset the effects of a 5% decrease in traffic volume.   The decline in volume was due to reduced demand for construction materials and lower coil, iron, and steel shipments, reflecting the weak housing and automotive sectors.

For 2010, metals and construction revenues are expected to increase as a result of a rise in average revenue per unit, and higher construction-related traffic volumes due to growth driven by increased federal and state infrastructure projects and recovery in residential construction.

Paper, clay, and forest products revenues decreased 26% in 2009, compared with 2008, due to a 22% decrease in traffic volumes and a 5% decline in average revenue per unit, primarily a result of lower fuel surcharges.   The volume decline reflected lower pulp board, lumber, kaolin, printing paper, and wood chip shipments due to reduced U. S. paper production and the slowdown in the housing market.

In 2008, paper, clay, and forest products revenues increased 4% compared with 2007 due to a 13% increase in average revenue per unit which more than offset an 8% decrease in traffic volume.   The volume decline reflected the continued housing slowdown and increased trucking capacity available to paper customers.

For 2010, paper, clay, and forest products revenues are expected to be modestly higher as slight average revenue per unit increases will be offset in part by slightly lower volumes driven by expectations for a gradual economic recovery during the course of the year as the housing market rebounds from historical lows.

Automotive revenues decreased 36% in 2009, compared to 2008, reflecting lower traffic volumes and decreased average revenue per unit as fuel surcharges were lower.   Volumes decreased 30%, primarily as a result of a 32% decrease in North American light vehicle production as manufacturers cut production in line with consumer demand.

In 2008, automotive revenues decreased 16% compared to 2007 as lower traffic volumes offset higher average revenue per unit.   Volumes decreased 23%, reflecting reduced North American sales and production.   Automotive manufacturers, especially the domestic producers, continued to experience significant sales declines during the year.   Three assembly plants closed during the year and six implemented shift reductions.   In addition, one manufacturer temporarily closed an assembly plant to retool for a new product in 2010.

For 2010, automotive revenues are expected to increase driven by higher average revenue per unit related to network changes and the renegotiation of several contracts.   Automotive volumes are expected to remain relatively flat.

INTERMODAL revenues decreased $528 million, or 26%, compared with 2008, reflecting a 16% reduction in traffic volume and an 11% decrease in average revenue per unit.   In 2009, all intermodal segments experienced depressed volumes, reflecting the weak economy and lower consumer demand.   International traffic volume declined 30%; Premium business, which includes parcel and less-than-truckload (LTL) carriers, decreased 14%; Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a 10% drop in volume; and Domestic volume (which includes truckload and intermodal marketing companies' volumes) decreased less than 1%.

In 2008, intermodal revenues increased $137 million, or 7%, compared with 2007, as a 10% increase in average revenue per unit (including fuel surcharges) offset a 3% reduction in traffic volumes.   Domestic volume increased 8% compared with 2007, reflecting the relative fuel efficiency of intermodal versus over-the-road transportation and service improvements.   International traffic volume declined 9%, primarily driven by the weak economy and less inland rail movement of West Coast port traffic that was partially offset by East Coast port volume growth.   The Premium business, which includes parcel and LTL carriers, decreased 6%, as reduced private empty movements and soft parcel business offset LTL conversions.   Triple Crown, a service with rail-to-highway trailers, experienced a 3% drop in volume primarily driven by reduced auto parts shipments.

For 2010, intermodal revenues are expected to experience a moderate increase due to higher average revenue per unit and volumes as a result of a slowly strengthening economy.

Railway Operating Expenses

Railway operating expenses in 2009 were $6 billion, down $1.6 billion, or 21%, compared to 2008.   Expenses in 2008 were $7.6 billion, up $730 million, or 11%, compared to 2007.   The decrease in 2009 was primarily due to lower volume-related expenses and lower fuel prices.   The increase in 2008 was primarily due to higher fuel costs and increased compensation and benefits expenses.   The railway operating ratio, which measures the percentage of operating revenues consumed by operating expenses, rose to 75.4% in 2009, compared with 71.1% in 2008 and 72.6% in 2007.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2009 vs. 2008	2008 vs. 2007
	($ in millions)

Compensation and benefits	$(283)	$132
Purchased services and rents	(196)	48
Fuel	(913)	469
Depreciation	33	29
Materials and other	(211)	52
Total	$(1,570)	$730

Compensation and benefits, which represents 40% of total operating expenses, decreased $283 million, or 11%, compared with 2008, primarily due to lower volume-related payroll (down $217 million); reduced incentive and stock-based compensation (down $117 million); the absence of the cost of lump-sum payments due under the 2008 Brotherhood of Locomotive Engineers and Trainmen (BLET) agreement ($31 million); and, lower payroll taxes (down $26 million).   These decreases were partially offset by increased wage rates (up $53 million); increased pension costs (up $42 million); and higher medical benefits (up $25 million).

In 2008, compensation and benefits increased $132 million, or 5%, compared with 2007, primarily due to higher incentive compensation (up $66 million); increased wage rates (up $54 million); costs associated with lump-sum payments due under the BLET agreement; higher payroll taxes (up $15 million); and, the absence of the 2007 employment tax refund ($9 million).   These were partially offset by lower costs associated with trainees (down $19 million); lower medical benefits resulting from higher employee contributions (down $19 million); and, lower stock-based compensation (down $7 million).   In 2008, compensation and benefits expense also benefited from a net pension credit of $39 million.

NS employment averaged 28,593 in 2009 compared with 30,709 in 2008 and 30,806 in 2007.   The 2009 decrease was a direct result of volume declines during the year.   NS monitors forecasted volumes in light of current economic conditions to ensure appropriate employment levels for service needs.   For 2010, NS expects agreement wages and premiums for medical benefits, combined, will increase by approximately $148 million compared to 2009.

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.   This category of expenses decreased $196 million, or 12%, in 2009 compared to 2008, but increased $48 million, or 3%, in 2008 compared to 2007.

Purchased services costs were $1.087 billion in 2009, $1.242 billion in 2008, and $1.172 billion in 2007.   The decrease in 2009 reflected lower volume-related expenses such as transportation operating costs (including automotive-related costs and crew transportation expenses), intermodal operations costs, and mechanical and engineering expenses (largely because of reduced maintenance activities).   These declines were offset in part by increased professional and legal services.   The increase in 2008 reflected higher intermodal operations costs, transportation operating costs, and professional and legal services.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to NS for the use of its equipment, amounted to $316 million, $357 million, and $379 million for 2009, 2008, and 2007, respectively.   The decrease in 2009 and 2008 was principally due to lower shipment volumes while 2008 also reflected improved fleet utilization.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $913 million, or 56%, in 2009 compared with 2008, but increased $469 million, or 40%, in 2008 compared with 2007.   The decline in 2009 was principally the result of lower fuel prices which had an impact of $600 million and reduced fuel consumption which had an impact of $313 million.   The increase in 2008 reflected higher fuel prices which had an impact of $511 million that was offset in part by a decline in consumption which had an impact of $42 million.   Locomotive fuel prices declined 47% in 2009 compared with a 45% increase in 2008, and locomotive fuel consumption was down 19% in 2009 and 3% in 2008.

Depreciation expense increased $33 million, or 4%, in 2009 compared to 2008, and $29 million, or 4%, in 2008 compared to 2007, reflecting substantial capital investments and improvements as NS continues to invest in its infrastructure and equipment.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $211 million, or 25%, in 2009 compared with 2008, but increased $52 million, or 7%, in 2008 compared with 2007, as shown in the following table.

	2009	2008	2007
	($ in millions)

Materials	$309	$380	$359
Casualties and other claims	102	180	171
Other	230	292	270

	$641	$852	$800

The decrease in 2009 reflects lower locomotive, freight car, and roadway materials expenses, lower loss and damage claims, favorable personal injury claims development, reduced employee travel costs, a $21 million favorable adjustment related to settlement of a multi-year state tax dispute, and the absence of the 2008 Avondale Mills settlement (see additional discussion below).

The increase in 2008 was primarily due to costs associated with the Avondale Mills settlement, as well as higher loss and damage claims and increased material costs for equipment and roadway repairs.   These increases were partially offset by favorable personal injury claims development.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005 derailment in Graniteville, SC.   A portion of the settlement was not reimbursed by insurance and was included in 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to property damage, personal injury and response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS.   NS believes these expenses are covered by the insurance policies and recoveries of the contested amounts are probable.   Accordingly, NS has recorded the full recovery attributable to each carrier ($100 million and $43 million).

The largest component of casualties and other claims expense is personal injury costs.   Cases involving occupational injuries comprised about 48% of total employee injury cases resolved and about 19% of total payments made.   With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event but allegedly result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.   The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.

NS maintains substantial amounts of insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 17).   NS expects insurance costs to be slightly higher in 2010.

Other Income - Net

Other income - net was $127 million in 2009, $110 million in 2008, and $93 million in 2007 (see Note 2).   The increase in 2009 reflected higher net returns from corporate-owned life insurance (up $32 million) offset in part by fewer gains on the sale of property (down $11 million).

The increase in 2008 reflected the absence of expenses related to synthetic fuel adjustments (see "Income Taxes" below), reduced other interest expense ($27 million) largely due to adjustments to reflect the outcome of certain tax examinations and higher coal royalties (up $12 million).   These benefits were offset in part by lower returns and higher borrowing costs on corporate-owned life insurance (down $38 million), lower interest income (down $25 million), fewer gains on sales of property and investments (down $22 million), and lower equity in the earnings of Conrail (down $16 million), which reflects the absence of a tax audit settlement recorded by Conrail in 2007 ($18 million).

NS has membership interests representing ownership in companies that owned and operated facilities that produced synthetic fuel from coal.   In addition, NS purchased two facilities that produced synthetic fuel from coal in 2007.   The production of synthetic fuel resulted in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of "Other income - net" and the tax credits, as well as tax benefits related to the expenses, are reflected in "Provision for income taxes" (see further discussion below).

Income Taxes

Income tax expense in 2009 was $588 million, for an effective rate of 36%, compared with effective rates of 38% in 2008 and 35% in 2007.   The decrease in the rate for 2009 was primarily due to improved net returns from corporate-owned life insurance and the favorable resolution of state tax issues.   The increase in the rate for 2008 was primarily due to the absence of synthetic fuel-related tax credits that expired at the end of 2007.

The tax credits generated by NS' synthetic fuel-related investments reduced the effective tax rate by 3% in 2007.   Net income in 2007 reflected $13 million in net benefits from these credits as shown below:

2007
($ in millions)
Effect in "Other income - net:"
Expenses on synthetic fuel-related investments	$77
Effect in "Provision for income taxes:"
Tax credits	60
Tax benefit of expenses on synthetic-fuel related investments	30
Total reduction of income tax expense	90
Effect in "Net income:"
Net benefit from synthetic-fuel related investments	$13

Bonus depreciation was allowed for federal income taxes for 2008 and 2009 but expired at the end of 2009.   As a result, current taxes have been lower in recent years than might be expected in future years.

During 2009, the Internal Revenue Service (IRS) concluded its examination of NS' 2006 and 2007 consolidated federal income tax returns without a material effect on income tax expense.   NS' consolidated federal income tax return for 2008 is being audited by the IRS.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, NS' principal source of liquidity, was $1.9 billion in 2009 compared with $2.7 billion in 2008 and $2.3 billion in 2007.   The decline in 2009 reflects the $1.1 billion decrease in income from railway operations offset in part by lower income tax payments.   The improvement in 2008 resulted from increased railway operating income and from bonus tax depreciation which reduced current tax payments.   NS had working capital of $457 million at December 31, 2009, compared with a working capital deficit of $106 million at December 31, 2008.   The improvement was largely due to higher cash, cash equivalents and short-term investment balances at year end, as well as the impact of lower income from railway operations that resulted in decreases in current income taxes and accounts payable, offset in part by decreases in accounts receivable and increases in short-term debt.   NS expects that cash on hand combined with cash flow provided by operating activities will be sufficient to meet its ongoing obligations.   NS' cash, cash equivalents, and short-term investment balances totaled $1.1 billion and $618 million at December 31, 2009 and 2008, respectively.

Contractual obligations at December 31, 2009, comprised of NS' long-term debt (including capital leases) (see Note 8), operating leases (see Note 9), agreements with CRC and long-term advances from Conrail (see Note 5),   unconditional purchase obligations (see Note 17), and unrecognized tax benefits (see Note 3),were as follows:

	Payments Due By Period
			2011-	2013-	2015 and
	Total	2010	2012	2014	Subsequent	Other
	($ in millions)

Long-term debt and
capital lease principal	$7,053	$374	$414	$492	$5,773	$--
Operating leases	724	111	177	124	312	--
Agreements with CRC	424	29	58	58	279	--
Unconditional purchase
obligations	228	105	44	23	56	--
Long-term advances
from Conrail	133	--	--	--	133	--
Unrecognized tax
benefits*	94	--	--	--	--	94
Total	$8,656	$619	$693	$697	$6,553	$94

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

Cash used in investing activities was $1.5 billion in 2009, compared with $1.2 billion in 2008 and $1 billion in 2007.   The increase in 2009 primarily reflected lower proceeds from investment sales and higher investment purchases, offset in part by lower property additions.   The increase in 2008 primarily reflected increased property additions.

Property additions account for most of the recurring spending in this category.   The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures
	2009	2008	2007	2006	2005
	($ in millions)

Road and other property	$1,128	$1,070	$894	$756	$741
Equipment	171	488	447	422	284
Total	$1,299	$1,558	$1,341	$1,178	$1,025

Track Structure Statistics (Capital and Maintenance)
	2009	2008	2007	2006	2005

Track miles of rail installed	434	459	401	327	302
Miles of track surfaced	5,568	5,209	5,014	4,871	4,663
New crossties installed (millions)	2.7	2.7	2.7	2.7	2.5

Average Age of Owned Railway Equipment
	2009	2008	2007	2006	2005
	(years)
Freight cars	30.3	29.9	30.1	30.0	29.4
Locomotives	19.9	18.9	18.1	17.7	17.4
Retired locomotives	31.2	34.4	30.0	35.0	27.4

For 2010, NS has budgeted $1.44 billion for capital expenditures.   The anticipated spending includes $706 million for roadway projects, including the normalized replacement of rail, ties and ballast, and the improvement or replacement of bridges.   Planned investments in facilities and terminals of $184 million are primarily for intermodal terminals and equipment to add capacity to the intermodal network, including the Crescent Corridor initiative, and bulk transfer facilities and mechanical service shops.   Technology investments of $140 million are planned for new or upgraded systems and computers.   The majority of the anticipated spending on technology investments is attributable to preliminary implementation of positive train control.   Infrastructure investments of $110 million are planned for various public-private partnership investments such as the Heartland Corridor and the Chicago Regional Environmental and Transportation Efficiency (CREATE) project, and network improvements to increase mainline capacity and accommodate traffic growth.   NS also expects to spend
$81 million on equipment, primarily continued improvements to the locomotive fleet, including the rebuild and upgrade of existing units.   All capital expenditures are expected to be made with internally generated funds.   NS expects implementation of positive train control to result in additional capital expenditures of at least $700 million in the years 2011 through 2015.

The Heartland Corridor is a package of proposed clearance improvements and other facilities that will create a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.   During 2006, NS, the Federal Highway Administration (FHWA), and the states of Ohio, West Virginia and Virginia entered into a Memoranda of Agreement with respect to the tunnel clearance component of the Heartland Corridor that governs the release of up to $95 million in authorized federal funding.   In 2006, NS also entered into agreements with two states governing the use of up to $11 million in state funding for the Heartland Corridor rail double-stack clearance project.   NS began work on the Heartland Corridor tunnel clearances in October 2007 and the entire project is expected to be completed in 2010.   NS expects to spend about $23 million in 2010 in connection with this project.

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   NS and other railroads have agreed to participate in CREATE.   A portion of public funding has been approved and the parties have developed a list of projects to be included in Phase I of the project.   A total of $100 million in public funding has been secured for Phase I and the railroads have contributed an additional $100 million.   The railroads expect to complete Phase I by the end of 2011.   As currently planned, the total project is estimated to cost $3.1 billion with city, state, and federal support.   If additional public funding is secured, the railroads are expected to contribute a total of $169 million towards the entire project.   NS expects to spend approximately $11 million in 2010 related to the CREATE projects.

The Meridian Speedway is a 320-mile rail line between Meridian, Mississippi and Shreveport, Louisiana.   On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture, Meridian Speedway LLC (MSLLC), pursuant to which NS will contribute $300 million in cash, substantially all of which will be used for capital improvements in exchange for a 30% interest in the joint venture.   To date, NS has contributed $283 million.   At the formation of MSLLC, KCS contributed the Meridian Speedway.   NS is recognizing its pro rata share of the joint venture's earnings or loss as required under the equity method of accounting.   NS' total investment in MSLLC is supported by the fair value of the rail line as well as intangible assets obtained through the transaction.   The joint venture increases capacity and is designed to improve service over the Meridian Speedway into the Southeast.

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines"), and as of December 31, 2009, NS has contributed cash and other property with a combined value of approximately $69 million and committed to contribute an additional $71 million in cash over the next three years as evidenced by the Pan Am Notes (see Note 8).   A significant portion of NS' contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am, accordingly, NS accounts for its interest in PAS using the equity method of accounting.

The Crescent Corridor consists of a program of improvements to infrastructure and other facilities geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, and I-75.   Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.   Although there is not yet a single, integrated plan for the Crescent Corridor, preliminary work has begun and is slated to continue in 2010, including continued infrastructure improvements and other design and engineering work along the Virginia portion of the Corridor consistent with NS' matching obligation with respect to funds provided by the Commonwealth of Virginia.   If requested public-private partnership agreements are funded in 2010, NS' capital expenditures in 2010 related to Crescent Corridor projects may be as high as $41 million.

The MidAmerica Corridor is a proposed cooperative arrangement between NS and Canadian National Railway (CN) to effectively share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the midwestern and southeastern U.S., including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.   To implement the MidAmerica Corridor, NS, at its option, would expend funds to upgrade the rail line operated by West Tennessee Railway between Fulton, Kentucky, and Corinth, Mississippi, a line over which NS would operate pursuant to recently obtained trackage rights.   Full implementation of the MidAmerica Corridor arrangement is subject to regulatory approvals.

Cash used in financing activities was $31 million in 2009, compared with $1.1 billion in 2008, and $1.6 billion in 2007.   The change in 2009 reflected the absence of share repurchase activity during the period and higher borrowings net of debt repayments that were offset in part by fewer exercises of employee stock options and increased dividends.   Due to current economic and market conditions, the amount of future share repurchases is uncertain and the timing and volume of such repurchases will be guided by management's assessment of market conditions and other pertinent factors.   The decrease in cash used in financing activities in 2008 reflected a net increase in debt, compared with a net decline in 2007, which was offset in part by higher dividend payments.

During the second quarter of 2009, NS issued $500 million of unsecured notes at 5.90% due 2019 pursuant to its automatic shelf registration statement described below (see Note 8).   The net proceeds from the offering were $496 million after deducting the purchase discount and expenses.   NS also issued a total of $75 million in non-interest bearing notes payable with maturity dates beginning in 2010 and ending in 2012 as part of its total investment in Pan Am Southern LLC.

During the first quarter of 2009, NS issued $500 million of unsecured notes at 5.75% due 2016 in a private offering.   The net proceeds from the offering were $494 million after deducting the purchase discount and expenses.   During the fourth quarter of 2009, NS exchanged the unregistered securities with essentially identical securities registered under the Securities Act of 1933.

NS has authority from its Board of Directors to issue an additional $500 million of debt or equity securities through public or private sale.   During the first quarter of 2009, NS filed a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which, as of December 31, 2009, up to $500 million could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at December 31, 2009, and NS is in compliance with all of its covenants.   In October 2009, NS renewed and amended its accounts receivable securitization program with a 364-day term to run until October 2010.   NS reduced the total amount that can be borrowed from $500 million to $350 million to more closely match its liquidity requirements and receivables profile.   There was $200 million outstanding under this program at December 31, 2009 (see Note 8).

Looking forward, NS' annual debt maturities are relatively modest and stable from year to year (see Note 8).   Overall, NS' goal is to maintain a capital structure with appropriate leverage to support NS' business strategy and provide flexibility through business cycles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 11).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs, and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management utilizes an independent consulting actuarial firm's studies to assist it in selecting appropriate assumptions and valuing its related liabilities.

NS' net pension expense, which is included in "Compensation and benefits" in its Consolidated Statements of Income, was $1 million for the year ended December 31, 2009.   In recording this amount, NS assumed a long-term investment rate of return of 8.75%, which was supported by the long-term total rate of return on plan assets since inception.   A one percentage point change to this rate of return assumption would result in a $16 million change to the pension expense, and, as a result, an equal change in "Compensation and benefits" expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings, and mortality would not be expected to have a material effect on NS' net pension expense or net pension liability in the future.   The net pension liability is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.   NS utilizes an analysis in which the projected annual cash flows from the pension and postretirement benefit plans were matched with a yield curve based on an appropriate universe of high-quality corporate bonds.   NS used the results of the yield curve to select the discount rate that matches the payment stream of the benefits in these plans.

NS' net cost for other postretirement benefits, which is also included in "Compensation and benefits," was $91 million for the year ended December 31, 2009.   In recording this expense and valuing the net liability for other postretirement benefits, which is included in "Other postretirement benefits," management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

Properties and Depreciation

Most of NS' total assets are long-lived railway properties (see Note 6).   As disclosed in Note 1, NS' properties are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross-ton miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS' depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   In developing these assumptions, NS' management utilizes periodic depreciation studies that are performed by an outside firm of consulting engineers.   These studies analyze NS' historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS' recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS' depreciation expense for the year ended December 31, 2009, amounted to $837 million.   NS' weighted-average depreciation rates for 2009 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $29 million increase (or decrease) to depreciation expense.

Personal Injury, Environmental, and Legal Liabilities

NS' expense for casualties and other claims, included in "Materials and other," amounted to $102 million for the year ended December 31, 2009.   Most of this expense was NS' accrual related to personal injury liabilities.   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

To aid in valuing its personal injury liability and determining the amount to accrue during each period, NS' management utilizes studies prepared by an independent consulting actuarial firm.   For employee personal injury cases, the actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS' history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS' experience into the future as far as can be reasonably determined.   NS has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.   Recent actuarial studies have reflected favorable claims development and, accordingly, those changes in estimates have reduced the annual cost related to personal injuries to $51 million in 2009 from $78 million in 2008.   While the liability recorded is supported by the most recent study, it is reasonably possible that the ultimate liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $20 million in 2009, $18 million in 2008, and $16 million in 2007, and capital expenditures for environmental matters totaled approximately $11 million in 2009 and $7 million in both 2008 and 2007.   Capital expenditures for environmental matters in 2010 are expected to be about $9 million.

NS' Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $32 million at December 31, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at the end of each period).   At December 31, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 144 known locations.   As of that date, nine sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005 derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   Although NS' June 24, 2008 motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   The litigation has been stayed by the district court as the parties work to conclude an agreed upon consent decree.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

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

Income Taxes

NS' net long-term deferred tax liability totaled $6.7 billion at December 31, 2009 (see Note 3).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS had a $14 million valuation allowance on $871 million of deferred tax assets as of December 31, 2009, reflecting the expectation that most of these assets will be realized.

In addition, NS has a recorded liability for its estimate of uncertain tax positions taken or expected to be taken in a tax return.   Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.   Management believes this liability for uncertain tax positions to be adequate.   Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.   For every one half percent change in the 2009 effective tax rate, net income would have changed by $8 million.

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

NS reached national agreements that extended through 2009 with all of the major rail unions.   The current agreement with the BLET extends through 2014.   Because NS has reached separate agreements with the BLET and the American Train Dispatchers Association (ATDA), only the health and welfare provisions from the national agreements apply to NS' locomotive engineers and ATDA-represented dispatchers.   NS has also reached agreement with Longshoremen at Ashtabula (Ohio) Docks who are represented by the International Longshoremen's Association (ILA) and do not participate in national bargaining.   On or after November 1, 2009, NS and the nation's other major carriers served new proposals to begin the next round of negotiations.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At December 31, 2009, NS' debt subject to interest rate fluctuations totaled $204 million.   A 1% point increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $2 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On December 31, 2009, the average pay rate under these agreements was 1%, and the average receive rate was 6%.   During 2009 and 2008, the effect of the swaps was to reduce interest expense by less than $1 million in both periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate," and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.

However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:   domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; acts of terrorism or war; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of litigation; changes in securities and capital markets; disruptions to NS' technology infrastructure, including computer systems; and natural events such as severe weather, hurricanes, and floods.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A "Risk Factors."   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Management	K39
Reports of Independent Registered Public Accounting Firm	K40
Consolidated Statements of Income Years ended December 31, 2009, 2008, and 2007	K42
Consolidated Balance Sheets As of December 31, 2009 and 2008	K43
Consolidated Statements of Cash Flows Years ended December 31, 2009, 2008, and 2007	K44
Consolidated Statements of Changes in Stockholders' Equity Years ended December 31, 2009, 2008, and 2007	K45
Notes to Consolidated Financial Statements	K46
The Index to Consolidated Financial Statement Schedule in Item 15	K81

Report of Management

February 17, 2010

To the Stockholders

Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   In order to ensure that the Corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009.   This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2009.

KPMG LLP, independent registered public accounting firm, has audited the Corporation's financial statements and issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2009.

/s/ Charles W. Moorman              /s/ James A. Squires                                 /s/ Clyde H. Allison, Jr.

Charles W. Moorman                   James A. Squires                                     Clyde H. Allison, Jr.

Chairman, President and              Executive Vice President Finance and                 Vice President and

Chief Executive Officer                          Chief Financial Officer                            Controller

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Norfolk Southern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.   Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 17, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Norfolk, Virginia

February 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009.   In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2.   These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Norfolk, Virginia

February 17, 2010

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2009	2008	2007
	($ in millions, except earnings per share)

Railway operating revenues	$7,969	$10,661	$9,432

Railway operating expenses:
Compensation and benefits	2,401	2,684	2,552
Purchased services and rents	1,403	1,599	1,551
Fuel	725	1,638	1,169
Depreciation	837	804	775
Materials and other	641	852	800

Total railway operating expenses	6,007	7,577	6,847

Income from railway operations	1,962	3,084	2,585

Other income - net	127	110	93
Interest expense on debt	467	444	441

Income before income taxes	1,622	2,750	2,237

Provision for income taxes	588	1,034	773

Net income	$1,034	$1,716	$1,464

Per share amounts:
Net income
Basic	$2.79	$4.58	$3.73
Diluted	$2.76	$4.52	$3.68

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2009	2008
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$996	$618
Short-term investments	90	--
Accounts receivable - net	766	870
Materials and supplies	164	194
Deferred income taxes	142	149
Other current assets	88	168
Total current assets	2,246	1,999

Investments	2,164	1,779
Properties less accumulated depreciation	22,643	22,247
Other assets	316	272

Total assets	$27,369	$26,297

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$974	$1,140
Short-term debt	100	--
Income and other taxes	109	261
Other current liabilities	232	220
Current maturities of long-term debt	374	484
Total current liabilities	1,789	2,105

Long-term debt	6,679	6,183
Other liabilities	1,801	2,030
Deferred income taxes	6,747	6,372
Total liabilities	17,016	16,690

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 369,019,990 and 366,233,106 shares,
respectively, net of treasury shares	370	368
Additional paid-in capital	1,809	1,680
Accumulated other comprehensive loss	(853)	(942)
Retained income	9,027	8,501

Total stockholders' equity	10,353	9,607

Total liabilities and stockholders' equity	$27,369	$26,297

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	($ in millions)
Cash flows from operating activities
Net income	$1,034	$1,716	$1,464
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	845	815	786
Deferred income taxes	338	290	125
Gains and losses on properties and investments	(18)	(29)	(51)
Changes in assets and liabilities affecting operations:
Accounts receivable	63	269	30
Materials and supplies	30	(18)	(25)
Other current assets	72	(8)	(17)
Current liabilities other than debt	(365)	(262)	38
Other - net	(139)	(58)	(17)
Net cash provided by operating activities	1,860	2,715	2,333

Cash flows from investing activities
Property additions	(1,299)	(1,558)	(1,341)
Property sales and other transactions	84	109	124
Investments, including short-term	(266)	(86)	(635)
Investment sales and other transactions	30	307	827
Net cash used in investing activities	(1,451)	(1,228)	(1,025)

Cash flows from financing activities
Dividends	(500)	(456)	(377)
Common stock issued - net	66	229	183
Purchase and retirement of common stock	--	(1,128)	(1,196)
Proceeds from borrowings - net	1,090	1,425	250
Debt repayments	(687)	(1,145)	(489)
Net cash used in financing activities	(31)	(1,075)	(1,629)

Net increase (decrease) in cash and cash equivalents	378	412	(321)

Cash and cash equivalents
At beginning of year	618	206	527

At end of year	$996	$618	$206

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$458	$421	$441
Income taxes (net of refunds)	$381	$615	$603

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

			Accum.
			Other
		Additional	Compre-
	Common	Paid-in	hensive	Retained
	Stock	Capital	Loss	Income	Total
	($ in millions, except per share amounts)

Balance December 31, 2006	$398	$1,303	$(369)	$8,283	$9,615

Comprehensive income
Net income				1,464	1,464
Other comprehensive loss			(30)		(30)
Total comprehensive income					1,434
Adoption of FIN 48, net of tax				10	10
Dividends on Common Stock,
$0.96 per share				(377)	(377)
Share repurchases	(24)	(81)		(1,091)	(1,196)
Stock-based compensation,
including tax benefit of $57	6	238		(9)	235
Other		6			6

Balance December 31, 2007	$380	$1,466	$(399)	$8,280	$9,727

Comprehensive income
Net income				1,716	1,716
Other comprehensive loss			(543)		(543)
Total comprehensive income					1,173
Dividends on Common Stock,
$1.22 per share				(456)	(456)
Share repurchases	(19)	(79)		(1,030)	(1,128)
Stock-based compensation,
including tax benefit of $76	6	287		(9)	284
Other	1	6			7

Balance December 31, 2008	$368	$1,680	$(942)	$8,501	$9,607

Comprehensive income
Net income				1,034	1,034
Other comprehensive income			89		89
Total comprehensive income					1,123
Dividends on Common Stock,
$1.36 per share				(500)	(500)
Stock-based compensation,
including tax benefit of $15	2	123		(8)	117
Other		6			6

Balance December 31, 2009	$370	$1,809	$(853)	$9,027	$10,353

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.   Management has evaluated subsequent events through February 17, 2010, which is the date these consolidated financial statements were issued.

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

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2009):   coal (29%); intermodal (19%); agriculture/consumer products/government (15%); chemicals (13%); metals/construction (9%); paper/clay/forest products (8%); and, automotive (7%).   Although most of NS' customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.   More than 80% of NS' railroad employees are covered by collective bargaining agreements with various labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes and pension and other postretirement benefits.   Changes in facts and circumstances may result in revised estimates.

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

Derivatives

NS does not engage in the trading of derivatives.   NS uses derivative financial instruments in the management of its mix of fixed- and floating-rate debt.   Management has determined that these derivative instruments qualify as fair-value hedges, having values that highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions.   Income and expense related to the derivative financial instruments are recorded in the same category as generated by the underlying asset or liability.   Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements (see Note 16).

Cash Equivalents

"Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Allowance for Doubtful Accounts

NS' allowance for doubtful accounts was $5 million at December 31, 2009 and 2008.   To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

Materials and Supplies

"Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market.   The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Investments

Debt securities classified as "held-to-maturity" are reported at amortized cost and marketable equity and debt securities classified as "trading" or "available-for-sale" are recorded at fair value.   Unrealized after-tax gains and losses for investments designated as "available-for-sale" are recognized in "Accumulated other comprehensive loss."

Investments where NS has the ability to exercise significant influence over but does not control the entity are accounted for using the equity method, whereby the investment is carried at the cost of the acquisition plus NS' equity in undistributed earnings or losses since acquisition.

Properties

"Properties" are stated principally at cost and are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross ton-miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   Depletion of natural resources (see Note 2) is based on units of production.   Depreciation in the Consolidated Statements of Cash Flows includes depreciation and depletion.   NS capitalizes interest on major capital projects during the period of their construction.   Expenditures, including those on leased assets that extend an asset's useful life or increase its utility, are capitalized.   Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and equipment, in addition to an allocable portion of indirect costs that clearly relate to a particular project.   Costs related to repairs and maintenance activities that do not extend an asset's useful life or increase its utility are expensed when such repairs are performed.   When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized through income.   Gains and losses on disposal of land and nonrail assets are included in "Other income - net" (see Note 2) since such income is not a product of NS' railroad operations.

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Required Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (Accounting Standards Update (ASU) 2009-01).   This statement, effective for interim and annual periods ending after September 15, 2009, established the FASB Accounting Standards Codification (Codification or ASC) as the single source of authoritative Generally Accepted Accounting Principles (GAAP).   SFAS 168 is recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification has an equal level of authority.   The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants.   NS adopted the provisions of the authoritative accounting guidance for the interim reporting period ending September 30, 2009, the adoption of which did not have a material effect on NS' consolidated financial statements.

FASB Staff Position (FSP) No. 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC 715-20-65-2), was issued on December 30, 2008.   The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.   The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   NS adopted the FSP at the end of 2009 and it did not have a material effect on NS' consolidated financial statements.

Effective January 1, 2008, NS adopted SFAS No. 157, "Fair Value Measurements" (ASC 820), related to financial instrument assets and liabilities.   NS adopted the provisions of this standard relative to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the first quarter of 2009.   This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.   Adoption did not have a material effect on NS' consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements" (ASC 810-10), which requires that noncontrolling (minority) interests be reported as a component of equity.   NS adopted the statement in the first quarter of 2009 with no material effect on NS' consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (ASC 260-10).   This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share" (ASC 260-10).   NS adopted the FSP, which affects the calculation of earnings per share, in the first quarter of 2009.   The provisions of the FSP were applied retrospectively, but did not have a material effect on NS' consolidated financial statements.

Effective January 1, 2007, NS adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" (ASC 740-10), which clarifies accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (ASC 740-10).   FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.   Under the guidelines of FIN 48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination (see Note 3).

2.   Other Income - Net

	2009	2008	2007
	($ in millions)

Income from natural resources:
Royalties from coal	$67	$64	$52
Nonoperating depletion and depreciation	(8)	(11)	(11)
Subtotal	59	53	41

Rental income	47	47	46
Equity in earnings of Conrail (Note 5)	32	29	45
Gains and losses from sale of properties and investments	18	29	51
Interest income	13	20	45
Corporate-owned life insurance - net	1	(31)	7
Expenses related to synthetic fuel investments	--	--	(77)
Taxes on nonoperating property	(10)	(10)	(10)
Other interest expense - net	(5)	2	(25)
Other	(28)	(29)	(30)
Total	$127	$110	$93

"Other income - net" includes income and costs not part of rail operations and the income generated by the activities of NS' noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.   NS had a 40.5% interest in a limited liability company that owned and operated facilities that produced synthetic fuel from coal.   In addition, in 2007 NS purchased two facilities that produced synthetic fuel from coal.   The production of synthetic fuel resulted in tax credits as well as expenses related to the investments.   The expenses are included in "Expenses related to synthetic fuel investments" above.   The tax credits related to the synthetic fuel investments expired at the end of 2007 and are no longer available.

3.   Income Taxes

Provision for Income Taxes

	2009	2008	2007
	($ in millions)

Current:
Federal	$239	$657	$570
State	11	87	78
Total current taxes	250	744	648

Deferred:
Federal	289	257	77
State	49	33	48
Total deferred taxes	338	290	125

Provision for income taxes	$588	$1,034	$773

Reconciliation of Statutory Rate to Effective Rate

The "Provision for income taxes" in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at
statutory rate	$568	35	$963	35	$783	35
State income taxes, net of
Federal tax effect	39	2	77	3	63	3
Illinois tax law change, net of
Federal tax effect	--	--	1	--	19	1
Tax credits	(4)	--	(2)	--	(65)	(3)
Other - net	(15)	(1)	(5)	--	(27)	(1)

Provision for income taxes	$588	36	$1,034	38	$773	35

Illinois enacted tax legislation in August 2007, revised in January 2008, which modified the way transportation companies apportion their taxable income to the state.   The change resulted in an increase in NS' income tax liability as shown above.

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.   Deferred tax assets and liabilities are recorded in recognition of these differences.   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$661	$728
Accruals, including casualty and other claims	164	218
Other	46	45
Total gross deferred tax assets	871	991
Less valuation allowance	(14)	(11)
Net deferred tax asset	857	980

Deferred tax liabilities:
Property	(7,195)	(6,957)
Other	(267)	(246)
Total gross deferred tax liabilities	(7,462)	(7,203)

Net deferred tax liability	(6,605)	(6,223)
Net current deferred tax asset	142	149

Net long-term deferred tax liability	$(6,747)	$(6,372)

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.   The total valuation allowance increased $3 million in 2009, and $1 million in 2008 and 2007, respectively.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows ($ in millions):

	December 31,
	2009	2008

Balance at beginning of year	$169	$167

Additions based on tax positions related to the current year	25	73
Additions for tax positions of prior years	24	4
Reductions for tax positions of prior years	(85)	(63)
Settlements with taxing authorities	(22)	(9)
Lapse of statutes of limitations	(17)	(3)
Balance at end of year	$94	$169

Included in the balance of unrecognized tax benefits at December 31, 2009, are potential benefits of $48 million that would affect the effective tax rate if recognized.   As a result of the implementation of FIN 48 (ASC 740-10) on January 1, 2007 (see Note 1), NS recognized a $10 million increase to stockholders equity, $2 million of which related to investments accounted for under the equity method of accounting.   Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

NS expects that the total amount of unrecognized tax benefits at December 31, 2009, will decrease by approximately $17 million in 2010 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years but deductibility may become certain by the close of 2010.   NS' consolidated federal income tax return for 2008 is being audited by the Internal Revenue Service (IRS).   State income tax returns generally are subject to examination for a period of three to four years after filing of the return.   In addition, NS is generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.   NS has various state income tax returns either under examination, administrative appeals, or litigation.   It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2010 as a result of the lapse of state statutes of limitations, but the amount is not expected to be significant.   NS does not expect that any of the above potential changes in unrecognized tax benefits will have a material effect on NS' financial position, results of operations, or liquidity.

Interest related to unrecognized tax benefits, which is included in "Other income - net," amounted to $6 million of income in 2009, $15 million of income in 2008, and $12 million of expense in 2007.   Penalties related to tax matters are included in "Provision for income taxes" and totaled zero in each of 2009, 2008, and 2007.   NS has recorded a liability of $12 million at December 31, 2009, and $20 million at December 31, 2008, for the payment of interest on unrecognized tax benefits.   NS has no liability recorded at December 31, 2009 and 2008, for the payment of penalties on unrecognized tax benefits.

4.   Fair Value

Fair Value Measurements

ASC 820-10, "Fair Value Measurements," established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that NS has the ability to access.
Level 2

Inputs to the valuation methodology include:

Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in inactive markets; Inputs other than quoted prices that are observable for the asset or liability; Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset's or liability's fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.   At December 31, 2009 for assets measured at fair value on a recurring basis, there were $90 million of available-for-sale securities as valued under level 2 of the fair value hierarchy.   There were no such assets valued under level 1 or level 3 valuation techniques.

Fair Values of Financial Instruments

In accordance with ASC 825, "Financial Instruments," NS has evaluated the fair values of financial instruments and methods used to determine those fair values.   The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Accounts payable," and "Short-term debt" approximate carrying values because of the short maturity of these financial instruments.   The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.   The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method, consisted of the following at December 31:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$237	$260	$163	$179
Long-term debt	$(7,053)	$(8,048)	$(6,667)	$(6,885)

Underlying net assets were used to estimate the fair value of investments.   The fair value of notes receivable are based on future discounted cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect unrealized holding losses of less than $1 million on December 31, 2009, and zero on December 31, 2008.   Sales of "available-for-sale" securities were immaterial for the years ended December 31, 2009, 2008, and 2007.

5.   Investments

	December 31,
	2009	2008
	($ in millions)
Short-term investments with average maturities:
Federal government notes, 9 months	$60	$--
Other short-term investments, 8 months	30	--
Total short-term investments	$90	$--
Long-term investments:
Investment in Conrail Inc.	$924	$868
Other equity method investments	829	674
Company-owned life insurance at net
cash surrender value	173	74
Corporate bonds, held to maturity, with average maturities of 19 months	56	40
Federal government notes, held to maturity,
with average maturities of 26 months	45	--
Other investments	137	123
Total long-term investments	$2,164	$1,779

"Other equity method investments" above includes $272 million at December 31, 2009, and $267 million at December 31, 2008, related to NS' investment in Meridian Speedway LLC, a joint venture formed with Kansas City Southern.   Also included is NS' investment in Pan Am Southern LLC, a joint venture formed with Pan Am Railways, Inc. in 2009, which was $140 million at December 31, 2009.

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS is applying the equity method of accounting to its investment in Conrail.   NS is amortizing the excess of the purchase price over Conrail's net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail's depreciable property and equipment, including the related deferred tax effect of the differences in tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail's tangible assets and liabilities.

At December 31, 2009, based on the funded status of Conrail's pension plans, NS increased its proportional investment in Conrail by $24 million.   This resulted in income of $22 million recorded to "other comprehensive income (loss)" and a combined federal and state deferred tax liability of $2 million.   At December 31, 2008, NS' year-end adjustment reduced its proportional investment in Conrail by $60 million.   This resulted in a $55 million loss recorded to "other comprehensive income (loss)" and a combined federal and state deferred tax asset of $5 million.   At December 31, 2009, the difference between NS' investment in Conrail and its share of Conrail's underlying net equity was $548 million.   NS' equity in the earnings of Conrail, net of amortization, included in "Other income - net" was $32 million, $29 million, and $45 million in 2009, 2008 and 2007, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and "Fuel" include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $123 million in 2009, $131 million in 2008 and $126 million in 2007.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:   $29 million in each of 2010 through 2014 and $279 million thereafter.   NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

"Accounts payable" includes $104 million at December 31, 2009, and $82 million at December 31, 2008, due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes $133 million at December 31, 2009 and 2008, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   Pan Am contributed to PAS a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont (collectively, the "PAS Lines").   As of December 31, 2009, NS has contributed cash and other property with a combined value of approximately $69 million and committed to contribute an additional $71 million in cash over the next three years as evidenced by the Pan Am Notes (see Note 8).   A significant portion of NS' contributions will be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals in Albany, New York and the Ayer, Massachusetts areas.   PAS is jointly controlled by NS and Pan Am, accordingly NS accounts for its interest in PAS using the equity method of accounting.

6.   Properties

	December 31,		Depreciation
	2009	2008	Rate for 2009
	($ in millions)

Land	$2,181	$2,119
Railway property:
Road	21,049	20,240	2.7%
Equipment	7,737	7,688	3.7%
Other property	469	473	1.7%
	31,436	30,520

Less accumulated depreciation	(8,793)	(8,273)

Net properties	$22,643	$22,247

Railway property includes $243 million at December 31, 2009, and $483 million at December 31, 2008, of assets recorded pursuant to capital leases with accumulated amortization of $94 million and $189 million at December 31, 2009 and 2008, respectively.   Other property includes the costs of obtaining rights to natural resources of $336 million at December 31, 2009 and 2008, with accumulated depletion of $184 million and $179 million respectively.

Capitalized Interest

Total interest cost incurred on debt in 2009, 2008, and 2007 was $484 million, $459 million, and $455 million, respectively, of which $17 million, $15 million and $14 million was capitalized.

7.   Current Liabilities

	December 31,
	2009	2008
	($ in millions)
Accounts payable:
Accounts and wages payable	$417	$577
Casualty and other claims (Note 17)	233	248
Vacation liability	123	125
Due to Conrail (Note 5)	104	82
Equipment rents payable - net	75	84
Other	22	24
Total	$974	$1,140

Other current liabilities:
Interest payable	$106	$91
Retiree benefit obligations (Note 11)	65	59
Liabilities for forwarded traffic	42	44
Other	19	26
Total	$232	$220

8.   Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2009	2008
	($ in millions)
Notes and debentures:
6.70%, maturing to 2014	$1,031	$1,431
6.40%, maturing 2016 and 2018	1,650	1,150
7.27%, maturing 2019 to 2025	1,264	764
7.11%, maturing 2027 to 2031	1,290	1,290
7.21%, maturing 2037 and 2043	855	855
7.02%, maturing 2097 and 2105	650	650
Securitization borrowings, 2.22%	200	300
Equipment obligations, 6.43%, maturing to 2014	80	99
Capitalized leases, 4.32%, maturing to 2024	73	139
PAS non-interest bearing, maturing to 2012	71	--
Other debt, 7.50%, maturing to 2019	113	113
Discounts and premiums, net	(124)	(124)
Total debt	7,153	6,667
Less current maturities and short-term debt	(474)	(484)
Long-term debt excluding current maturities and short-term debt	$6,679	$6,183

Long-term debt maturities subsequent to 2010 are as follows:
2011	$371
2012	43
2013	46
2014	446
2015 and subsequent years	5,773
Total	$6,679

During the second quarter of 2009, NS issued $500 million of unsecured notes at 5.90% due 2019 pursuant to its automatic shelf registration statement described below.   The net proceeds from the offering were approximately $496 million after deducting the purchase discount and expenses.

During the first quarter of 2009, NS issued $500 million of unsecured notes at 5.75% due 2016 in a private offering.   The net proceeds from the offering were approximately $494 million after deducting the purchase discount and expenses.   During the fourth quarter of 2009, NS exchanged the unregistered securities with essentially identical securities registered under the Securities Act of 1933.

During the second quarter of 2008, $200 million of commercial paper matured and was refinanced as part of a private offering under which NS issued and sold $600 million of unsecured notes at 5.75% due 2018.   NS subsequently exchanged substantially all of these unregistered securities with essentially identical securities registered under the Securities Act of 1933.

In November 2007, NS entered into a $500 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to an NS subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.   Amounts received under the facility are accounted for as borrowings.   Under this facility, NS received $100 million and repaid $200 million in 2009.   At December 31, 2009 and 2008, the amounts outstanding under the facility were $200 million at an average variable interest rate of 2.22% and $300 million at an average variable interest rate of 3.01%, respectively.   NS' intent is to refinance $100 million and $300 million, respectively, of these borrowings by issuing long-term debt, which is supported by its $1 billion credit agreement (see below).   Accordingly, these amounts outstanding are included in the line item "Long-term debt" and the remaining $100 million outstanding at December 31, 2009 is included in the line item "Short-term debt" in the Consolidated Balance Sheets.   The facility has a 364-day term which was renewed and amended in October 2009 to run until October 2010.   NS reduced the total amount that can be borrowed from $500 million to $350 million to more closely match its liquidity requirements and receivables profile.   At December 31, 2009, and December 31, 2008, the amounts of receivables included in "Accounts receivable - net" serving as collateral for these borrowings were $571 million and $719 million, respectively.

The railroad equipment obligations and the capitalized leases are secured by liens on the underlying equipment.   Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.   These deposits are included in "Other assets" in the Consolidated Balance Sheets and totaled $47 million at December 31, 2009, and $85 million at December 31, 2008.

Issuance of Debt or Equity Securities

NS has authority from its board of directors to issue an additional $500 million of debt or equity securities through public or private sale.   During the first quarter of 2009, NS filed a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which, as of December 31, 2009, up to $500 million can be issued under this authority.

Credit Agreement, Debt Covenants, and Commercial Paper

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at December 31, 2009 and 2008, and NS is in compliance with all of the covenants.

NS has the ability to issue commercial paper supported by its $1 billion credit agreement.   At December 31, 2009 and 2008, NS had no outstanding commercial paper.

9.   Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 5).   Future minimum lease payments and operating lease expense are as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)

2010	$111	$27
2011	96	25
2012	81	17
2013	72	3
2014	52	2
2015 and subsequent years	312	3
Total	$724	$77
Less imputed interest on capital leases at an average rate of 5.1%		(4)
Present value of minimum lease payments included in debt		$73

Operating Lease Expense

	2009	2008	2007
	($ in millions)

Minimum rents	$163	$183	$191
Contingent rents	65	80	79
Total	$228	$263	$270

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.   Other Liabilities

	December 31,
	2009	2008
	($ in millions)

Retiree health and death benefit obligations (Note 11)	$829	$732
Casualty and other claims (Note 17)	265	320
Net pension obligations (Note 11)	170	329
Long-term advances from Conrail (Note 5)	133	133
Deferred compensation	130	131
Federal and state income taxes	94	144
Other	180	241
Total	$1,801	$2,030

11.   Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments, and in some cases, coverage provided under other group insurance policies.

Pension and Other Postretirement Benefit Obligations and Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,670	$1,644	$920	$859
Service cost	26	25	16	16
Interest cost	101	99	57	51
Actuarial losses	8	4	106	44
Plan amendments	--	7	--	--
Benefits paid	(109)	(109)	(55)	(50)
Benefit obligation at end of year	1,696	1,670	1,044	920

Change in plan assets
Fair value of plan assets at beginning of year	1,333	1,963	138	176
Actual return on plan assets	307	(531)	23	(38)
Employer contribution	11	10	55	50
Benefits paid	(109)	(109)	(55)	(50)
Fair value of plan assets at end of year	1,542	1,333	161	138

Funded status at end of year	$(154)	$(337)	$(883)	$(782)

Amounts recognized in the Consolidated
Balance Sheets consist of:
Noncurrent assets	$27	$1	$--	$--
Current liabilities	(11)	(9)	(54)	(50)
Noncurrent liabilities	(170)	(329)	(829)	(732)
Net amount recognized	$(154)	$(337)	$(883)	$(782)

Amounts recognized in accumulated other
comprehensive loss (pretax) consist of:
Net loss	$821	$991	$414	$351
Prior service cost (benefit)	10	13	--	(2)

NS' unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $181 million at December 31, 2009, and $168 million at December 31, 2008, and had accumulated benefit obligations of $159 million at December 31, 2009, and $146 million at December 31, 2008.

Pension and Other Postretirement Benefit Cost Components

	2009	2008	2007
	($ in millions)
Pension benefits
Service cost	$26	$25	$24
Interest cost	101	99	92
Expected return on plan assets	(154)	(173)	(167)
Amortization of prior service cost	3	3	2
Amortization of net losses	25	7	9
Net cost (benefit)	$1	$(39)	$(40)

Other postretirement benefits
Service cost	$16	$16	$21
Interest cost	57	51	46
Expected return on plan assets	(15)	(15)	(11)
Amortization of prior service benefit	(2)	(8)	(8)
Amortization of net losses	35	25	28
Net cost	$91	$69	$76

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

	2009
		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

Net (gain) loss arising during the year	$(145)	$98
Amortization of prior service (cost) benefit	(3)	2
Amortization of net losses	(25)	(35)
Total recognized in other comprehensive income	$(173)	$65
Total recognized in net periodic (benefit) cost
and other comprehensive income	$(172)	$156

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $47 million and $3 million, respectively.   The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $47 million.

Pension and Other Postretirement Benefit Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2009	2008	2007
Funded status:
Discount rate	5.85%	6.25%	6.25%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	6.25%	6.25%	5.75%
Return on assets in plans	8.75%	9%	9%
Future salary increases	4.5%	4.5%	4.5%
Other postretirement benefit cost:
Discount rate	6.25%	6.25%	5.75%
Return on assets in plan	8.5%	8.5%	9%

To determine the discount rate, NS utilized an analysis in which the projected annual cash flows from the pension and postretirement benefit plans were matched with a yield curve based on an appropriate universe of high-quality corporate bonds.   NS used the results of the yield curve to select the discount rate that matches the payment stream of the benefits in these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2009, increases in the per capita cost of covered health care benefits were assumed to be 8.8% for 2009 and 8.5% for 2010.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

	One percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$10	$(8)
Postretirement benefit obligation	$133	$(111)

Asset Management

Eleven investment firms manage NS' defined benefit pension plan's assets under investment guidelines approved by the Board of Directors.   Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments, and unleveraged exchange-traded options and financial futures.   Limitations restrict investment concentration and use of certain derivative investments.   The target asset allocation for equity is 75% of the pension plan's assets.   Fixed income investments must have an average rate of "AA" or better and all fixed income securities must be rates "A" or better except bond index funds.   Equity investments must be in liquid securities listed on national exchanges.   No investment is permitted in the securities of Norfolk Southern or its subsidiaries (except through commingled pension trust funds).   Investment managers' returns are expected to meet or exceed selected market indices by prescribed margins.

NS' pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category, were as follows:

	Percentage of plan
	assets at December 31,
Asset Category	2009	2008

Domestic equity securities	65%	58%
International equity securities	12%	11%
Debt securities	23%	31%
Total	100%	100%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2009, of 57% in equity securities and 43% in debt securities compared with 53% in equity securities and 47% in debt securities at December 31, 2008.   The target asset allocation for equity is between 50% and 75% of the plan's assets.

The plans' assumed future returns are based principally on the asset allocation and on the historic returns for the plans' asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.   NS assumed a rate of return on pension plan assets of 8.75% for 2009 and 9% for both 2008 and 2007.   For 2010, NS assumes an 8.75% return on pension plan assets.   A one percentage point change to the rate of return assumption would result in a $16 million change to the net pension (benefit) cost and, as a result, an equal change in "Compensation and benefits" expense.

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value.

Interest bearing cash:   Short-term bills or notes are valued at an estimated price at which a dealer would pay for the security at year end using observable market based inputs; money market funds are valued at the closing price reported on the active market on which the funds are traded.

United States Government and agencies securities:   Valued at an estimated price at which a dealer would pay for a security at year end using observable as well as unobservable market based inputs.   Inflation adjusted instruments utilize the appropriate index factor.

Municipal bonds:   Valued at an estimated price at which a dealer would pay for a security at year end using observable market based inputs.

Corporate bonds and other fixed income instruments:   When available, valued at an estimated price at which a dealer would pay for a similar security at year end using observable market inputs.   Otherwise, valued at an estimated price at which a dealer would pay for a similar security at year end using unobservable market inputs.

Common stock:   Shares held by the plan at year end are valued at the official closing price as defined by the exchange or at the most recent trade price of a security at the close of the active market.

Commingled funds:   Valued at the net asset value (NAV) of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the funds.   The investments are valued using NAV as a practical expedient for fair value.   The commingled funds hold equity securities.

Common collective trusts:   Valued at the NAV of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the trusts.   The investments are valued using NAV as a practical expedient for fair value.   The common collective trusts hold equity securities, fixed income securities and cash and cash equivalents.

The following table sets forth the pension plan assets at December 31, 2009, by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets).

	Level 1	Level 2	Total
($ in millions)
Common stock	$839	$--	$839
Common collective trusts	--	385	385
Corporate bonds and other fixed income instruments	--	170	170
U.S. government and agencies securities	--	78	78
Commingled funds	--	42	42
Interest bearing cash	23	--	23
Other bonds and securities	--	5	5

Total investments	$862	$680	$1,542

Following is a description of the valuation methodologies used for postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:   valued at NS' share of the net assets of trust-owned life insurance issued by a major insurance company.   The underlying investments of that trust consist of a U.S. stock account, and a U.S. bond account, valued based upon the aggregate market values of the underlying investments.   The loan asset account is valued at cash surrender value at the time of the loan, plus accrued interest.

At December 31, 2009, the postretirement benefit plan assets consisted of trust-owned life insurance with a fair value of $161 million as valued under level 2 of the fair value hierarchy.   There were no level 1 or level 3 related assets.

The methods used to value pension and postretirement benefit plan assets may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.   Furthermore, while NS believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Contributions and Estimated Future Benefit Payments

In 2010, NS expects to contribute approximately $11 million to its unfunded pension plans for payments to pensioners and $54 million to its other postretirement benefit plans for retiree health benefits.   NS does not expect to contribute to its funded pension plan in 2010.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2010	$113	$54
2011	115	58
2012	119	60
2013	121	63
2014	124	65
Years 2015-2019	646	368

The other postretirement benefits payments include an estimated average annual reduction due to the Medicare Part D subsidy of about $7 million.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $33 million in both 2009 and 2008, and $27 million in 2007.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' matching contributions, recorded as an expense, under these plans were $16 million in 2009, $15 million in 2008, and $14 million in 2007.

12.   Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted stock units, restricted shares, performance shares, and performance share units (PSUs), up to a maximum of 88,025,000 shares of Norfolk Southern Common Stock (Common Stock).   Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.   In May 2005, the stockholders approved an amended LTIP which provided that 8,500,000 shares of stock previously approved for issuance under LTIP could be granted as restricted stock units, restricted shares, or performance shares.   Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.   NS uses newly issued shares to satisfy any exercises and awards under LTIP and TSOP.

The LTIP also permits the payment - on a current or a deferred basis and in cash or in stock - of dividend equivalents on shares of Common Stock covered by options, PSUs, or restricted stock units in an amount commensurate with regular quarterly dividends paid on Common Stock.   Tax absorption payments also are authorized for any awards under LTIP in amounts estimated to equal the federal and state income taxes applicable to shares of Common Stock issued subject to a share retention agreement.

During the first quarter of 2009, a committee of nonemployee directors of NS' Board granted stock options, restricted stock units and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.   Receipt of an award under LTIP was made contingent upon the awardee's execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee "engages in competing employment" for a period of time following retirement.

Accounting Method

NS accounts for its grants of PSUs, restricted stock units, restricted shares, dividend equivalents, tax absorption payments, and SARs in accordance with ASC 718 "Share-Based Payment."   Accordingly, all awards result in charges to net income while dividend equivalents, which are all related to equity classified awards, are charged to retained income.   Related compensation costs were $60 million in 2009, $89 million in 2008, and $96 million in 2007.   The total tax effects recognized in income in relation to stock-based compensation were benefits of $18 million in 2009, $30 million in 2008, and $32 million in 2007.

"Common stock issued - net" in the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007 includes tax benefits generated from tax deductions in excess of compensation costs recognized (excess tax benefits) for share-based awards of $15 million, $76 million, and $57 million, respectively.

Stock Options

Options may be granted for a term not to exceed 10 years and are subject to a vesting period of at least one year.   Option exercise prices are at not less than the fair market value of Common Stock on the effective date of the grant.   In the first quarter of 2009, 1,209,700 options were granted under the LTIP and 251,200 options were granted under the TSOP.   In each case, the grant price was $38.71, which was the higher of (i) the fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of the grant.   The options granted under the LTIP and TSOP in 2009 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.   Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.

In the first quarter of 2008, 1,162,600 options were granted under the LTIP and 250,000 options were granted under the TSOP, each with a grant price of $50.74, but may not be exercised prior to the third anniversary of the date of grant.   In the first quarter of 2007, 1,203,300 options were granted under the LTIP and 251,000 options were granted under the TSOP, each with a grant price of $49.555, but may not be exercised prior to the third anniversary of the date of grant.   For both 2008 and 2007, the grant price was the higher of (i) the fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of the grant, and the options have a term of ten years.

The fair value of each option awarded in 2009, 2008, and 2007 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   For options granted that include dividend equivalent payments, a dividend yield of zero was used.   For the 2009 and 2008 TSOP grants a dividend yield of 2.4% and 2.29%, respectively, was used because no dividend equivalent payments are made on these options.   The assumptions for the 2009, 2008, and 2007 LTIP and TSOP grants are shown in the following table:

	2009	2008	2007

Expected volatility range	28% - 53%	25% - 32%	26% - 33%
Average expected volatility	43%	32%	33%
Average risk-free interest rate	2.87%	3.68%	4.9%
Average expected option term - LTIP	6.5 years	5.9 years	5.6 years
Per-share grant-date fair value - LTIP	$18.18	$19.32	$19.82
Average expected option term - TSOP	9.2 years	8.0 years	6.5 years
Per-share grant-date fair value - TSOP	$15.41	$16.29	$17.88
Options granted (LTIP and TSOP)	1,460,900	1,412,600	1,454,300

A summary of options outstanding as of December 31, 2009, and changes during the twelve months then ended is presented below:

	Option	Weighted Avg.
	Shares	Exercise Price

Outstanding at December 31, 2008	14,284,723	$30.95
Granted	1,460,900	38.71
Exercised	(2,190,947)	23.66
Forfeited	(356,536)	33.60
Outstanding at December 31, 2009	13,198,140	$32.95

Exercisable at December 31, 2009	9,314,040	$27.58

The aggregate intrinsic value of options outstanding at December 31, 2009, was $257 million with a weighted-average remaining contractual term of 5.1 years.   Of these options outstanding, 9,314,040 were exercisable and had an aggregate intrinsic value of $231 million with a weighted average remaining contractual term of 3.9 years.   The following table provides information related to options exercised as of December 31 for the respective years:

	2009	2008	2007
	($ in millions)

Options exercised	2,190,947	5,697,049	5,110,334
Total intrinsic value	$48	$208	$145
Cash received upon exercise of options	$51	$137	$126
Related excess tax benefits realized	$18	$73	$52

At December 31, 2009, there was $12 million of total unrecognized compensation related to stock options granted under the LTIP and TSOP, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Units and Restricted Shares

Restricted stock unit grants were 320,550 in 2009, with a grant-date fair value of $38.72 and a five-year restriction period.   In 2008, restricted stock unit grants were 299,950 with a grant-date fair value of $50.47 and a five-year restriction period.   In 2007, restricted stock unit grants were 321,450 with a grant-date fair value of $50.01 and a five-year restriction period.   Restricted stock units granted in 2009, 2008, and 2007 will be settled through issuance of shares of Common Stock.   The restricted stock unit grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.   No restricted shares were issued during 2009, 2008, or 2007.

A summary of the status of restricted stock units and restricted shares as of December 31, 2009, and changes during the twelve months then ended is presented below:

			Weighted-Average
			Grant-Date
	Units	Shares	Fair Value
Nonvested at December 31, 2008	1,251,865	803,444	$43.72
Granted	320,550	--	38.72
Vested	(351,755)	(370,208)	47.85
Forfeited	(1,700)	--	50.01
Nonvested at December 31, 2009	1,218,960	433,236	$40.94

At December 31, 2009, there was $9 million of total unrecognized compensation related to restricted stock units and restricted shares granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 3.2 years.   The total fair values of the restricted stock units paid in cash and restricted shares vested during the twelve months ended December 31, 2009, 2008, and 2007 were $26 million, $1 million, and $22 million, respectively.   The total related excess tax liability realized was $1 million in 2009, and total related excess tax benefits were $1 million and $3 million in 2008 and 2007, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.   PSU grants and average grant-date fair values were 1,209,700 and $38.705 in 2009; 1,162,600 and $50.465 in 2008; and 1,203,300 and $49.555 in 2007.   The PSUs granted in 2009 will be paid in the form of shares; however, one-half of any previously granted PSUs earned will be paid in the form of shares of common stock, with the other half to be paid in cash.   A summary of the status of PSUs as of December 31, 2009, and changes during the twelve months then ended is presented below:

		Weighted-Average
	Performance	Grant-Date
	Share Units	Fair Value

Balance December 31, 2008	3,459,000	$49.82
Granted	1,209,700	38.71
Earned - paid in Common Stock	(491,762)	49.43
Earned - paid in cash	(492,203)	49.43
Unearned	(144,435)	49.43
Forfeited	(9,300)	49.87
Balance December 31, 2009	3,531,000	$46.14

As of December 31, 2009, there was $11 million of total unrecognized compensation related to PSUs granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 1.6 years.   The total fair values of PSUs earned and paid in cash during the twelve months ended December 31, 2009, 2008, and 2007 were $19 million, $26 million, and $18 million, respectively.   The total related excess tax liability realized was $2 million in 2009, and the total related excess tax benefits in both 2008 and 2007 was $2 million.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP as of December 31, were as follows:

	2009	2008	2007
Available for future grants:
LTIP	4,136,591	6,837,414	8,937,651
TSOP	2,145,356	2,042,420	2,290,700
Shares of Common Stock issued:
LTIP	2,192,764	5,569,683	5,199,060
TSOP	489,945	642,538	540,877

13.   Stockholders' Equity

Common Stock

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern.   Treasury Shares at December 31, 2009 and 2008, amounted to 20,443,337 and 20,579,088 shares, respectively, with a cost of $19 million in both 2009 and 2008.

Accumulated Other Comprehensive Loss

"Accumulated other comprehensive loss" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

	Balance	Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)

Year-Ended 2009
Pension and other postretirement liabilities	$(831)	$29	$38	$(764)
Other comprehensive loss of equity investees	(111)	22	--	(89)
Accumulated other comprehensive loss	$(942)	$51	$38	$(853)

Year-Ended 2008
Pension and other postretirement liabilities	$(349)	$(498)	$16	$(831)
Other comprehensive loss of equity investees	(50)	(61)	--	(111)
Accumulated other comprehensive loss	$(399)	$(559)	$16	$(942)

Other Comprehensive Income (Loss)

"Other comprehensive income (loss)" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)

Year ended December 31, 2009
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$47	$(18)	$29
Reclassification adjustments for costs
included in net income	61	(23)	38
Subtotal	108	(41)	67
Other comprehensive income (loss) of equity investees	24	(2)	22
Other comprehensive income (loss)	$132	$(43)	$89

Year ended December 31, 2008
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(812)	$314	$(498)
Reclassification adjustments for costs
included in net income	27	(11)	16
Subtotal	(785)	303	(482)
Other comprehensive income (loss) of equity investees	(65)	4	(61)
Other comprehensive income (loss)	$(850)	$307	$(543)

Year ended December 31, 2007
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(88)	$34	$(54)
Reclassification adjustments for costs
included in net income	31	(11)	20
Subtotal	(57)	23	(34)
Other comprehensive income of equity investees	5	--	5
Reclassification adjustment for unrealized gains
on securities included in net income	(2)	1	(1)
Other comprehensive income (loss)	$(54)	$24	$(30)

14.   Stock Repurchase Program

In March 2007, NS' Board of Directors amended NS' share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management's assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   There were no shares repurchased under this program in 2009.   NS repurchased and retired 19.4 million shares and 23.6 million shares of its common stock under this program in 2008 and 2007, respectively, at a cost of $1.1 billion and $1.2 billion, respectively.   Since inception of this program in 2006, NS has repurchased and retired 64.7 million shares of Common Stock at a total cost of $3.3 billion.

15.   Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	2009	2008	2007
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$1,026	$1,707	$1,455
Weighted-average shares outstanding	367.1	372.3	389.6
Basic earnings per share	$2.79	$4.58	$3.73

In the first quarter of 2009, NS adopted the provisions of the FASB FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (ASC 260-10), which requires the treatment of unvested stock options receiving dividend equivalents as participating securities in computing earnings per share under the two-class method.   NS has retrospectively applied the provisions of this FSP and accordingly, income available to common stockholders for 2009, reflects an $8 million reduction, and 2008 and 2007 both reflect a $9 million reduction from net income for the effect of dividend equivalent payments made to holders of stock options, which had the effect of reducing the previously reported basic earnings per share for 2008, from $4.60 to $4.58 and for 2007, from $3.74 to $3.73.

	2009	2008	2007
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$1,026	$1,716	$1,464
Weighted-average shares outstanding per above	367.1	372.3	389.6
Dilutive effect of outstanding options, PSUs
and restricted shares	5.0	7.7	8.2
Adjusted weighted-average shares outstanding	372.1	380.0	397.8
Diluted earnings per share	$2.76	$4.52	$3.68

As required under the provisions of FSP EITF No. 03-6-1 (ASC 260-10), diluted earnings per share for 2009 was calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for 2009 reflects an $8 million reduction from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   in 2009, 1.4 million, and none in 2008 and 2007.

16.   Derivative Financial Instruments

All derivatives are recognized in the financial statements as either assets or liabilities and are measured at fair value.   Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive loss," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented, and the effectiveness of the hedge.

NS has used derivative financial instruments to manage its overall exposure to fluctuations in interest rates.   NS does not engage in the trading of derivatives.   Management has determined that its derivative financial instruments qualify as fair-value hedges, having values that highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions.   Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.   NS had $4 million, or less than 1%, and $17 million, or less than 1%, of its fixed-rate debt portfolio hedged as of December 31, 2009, and 2008, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS' interest rate hedging activity resulted in decreases in interest expense of approximately $1 million for 2009, 2008 and 2007.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at December 31, 2009, and 2008, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.   The gross and net asset position of NS' outstanding derivative financial instruments was less than $1 million at December 31, 2009, and approximately $1 million at December 31, 2008.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.   To aid in valuing its personal injury liability and determining the amount to accrue with respect to such claim during the year, NS' management utilizes studies prepared by an independent consulting actuarial firm.   Job-related accidental injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.   The variability inherent in this system could result in actual costs being different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.   In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005, derailment in Graniteville, SC.   A portion of the settlement was not reimbursed by insurance and was included in first quarter 2008 expenses.   The total liability related to the derailment represents NS' best estimate based on current facts and circumstances.   The estimate includes amounts related to property damage, personal injury and response costs.   NS' commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS' self-insured retention, including NS' response costs and legal fees.   The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers.   NS is engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS.   NS believes these expenses are covered by the insurance policies and that recoveries of the contested amounts are probable.   Accordingly, NS has recorded the full recovery attributable to each carrier ($100 million and $43 million).

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management's assessment and the results of the study.   Recent actuarial studies have reflected favorable claims development and, accordingly, those changes in estimates have reduced the annual cost related to personal injuries to $51 million in 2009 from $78 million in 2008.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

Environmental Matters

NS is subject to various jurisdictions' environmental laws and regulations.   It is NS' policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties, for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated NS liability.

Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.   NS also has an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $32 million at December 31, 2009, and $42 million at December 31, 2008 (of which $12 million is classified as a current liability at December 31, 2009 and 2008).   At December 31, 2009, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 144 known locations compared with 148 locations at December 31, 2008.   As of December 31, 2009, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability - for acts and omissions, past, present, and future - is inherent in the railroad business.   Some of the commodities in NS' traffic mix, particularly those classified as hazardous materials, pose special risks that NS and its subsidiaries work diligently to minimize.   In addition, several NS subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on financial position, results of operations, or liquidity in a particular year or quarter.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   Although NS' June 24, 2008 motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   The litigation has been stayed by the district court as the parties work to conclude an agreed upon consent decree.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

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

Purchase Commitments

At December 31, 2009, NS had outstanding purchase commitments totaling approximately $228 million for long-term service contracts through 2019 as well as track material, RoadRailer® trailers, and freight cars, in connection with its capital programs through 2011.

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

Guarantees

In a number of instances, Norfolk Southern and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.   Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets of liabilities of such lenders.   The nature and timing of changes in laws or regulations applicable to NS' financings are inherently unpredictable, and therefore NS' exposure in connection with the foregoing indemnifications cannot be quantified.   No liability has been recorded related to these indemnifications.   In the case of one type of equipment financing, NSR's Japanese leverage leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.   Such a termination would require NSR to make early termination payments that would not be expected to have a material effect on NS' financial position, results of operations, or liquidity.

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

As of December 31, 2009, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.   Four other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

* * * * *

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)

2009
Railway operating revenues	$1,943	$1,857	$2,063	$2,106
Income from railway
operations	383	468	562	549
Net income	177	247	303	307
Earnings per share:
Basic	$0.48	$0.67	$0.82	$0.83
Diluted	$0.47	$0.66	$0.81	$0.82

2008
Railway operating revenues	$2,500	$2,765	$2,894	$2,502
Income from railway
operations	578	799	894	813
Net income	291	453	520	452
Earnings per share:
Basic	$0.77	$1.20	$1.39	$1.23
Diluted	$0.76	$1.18	$1.37	$1.21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Norfolk Southern's Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2009.   Based on such evaluation, such officers have concluded that, as of December 31, 2009, NS' disclosure controls and procedures were effective to ensure that information required to be disclosed in NS' reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The management of Norfolk Southern is responsible for establishing and maintaining adequate internal control over financial reporting.   Norfolk Southern's internal control over financial reporting includes those policies and procedures that pertain to its ability to record, process, summarize, and report reliable financial data.   Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.   Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.   Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that Norfolk Southern's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009.   This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management has concluded that Norfolk Southern maintained effective internal control over financial reporting as of December 31, 2009.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of Norfolk Southern's accounting policies, financial reporting, and internal control.   The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management.   The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Norfolk Southern's management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern's independent registered public accounting firm has issued an attestation report on Norfolk Southern's internal controls over financial reporting as of December 31, 2009.   These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2009, management has not identified any changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, NS' internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.   Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption "Election of Directors," under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," under the caption "Corporate Governance," and under the caption "Committees" in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010, which definitive Proxy Statement will be filed electronically with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A.   The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under "Executive Officers of the Registrant."

Item 11.   Executive Compensation

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information:

appearing under the subcaption "Compensation" under the caption "Board of Directors" for directors, including the "2009 Non-Employee Director Compensation Table" and the "Narrative to Non-Employee Director Compensation Table;" appearing under the caption "Executive Compensation" for executives, including the "Compensation Discussion and Analysis," the information appearing in the "Summary Compensation Table" and the "2009 Grants of Plan-Based Awards" table, including the narrative to such tables, the "Outstanding Equity Awards at Fiscal Year-End 2009" and "Option Exercises and Stock Vested in 2009" tables, and the tabular and narrative information appearing under the subcaptions "Retirement Benefits," "Deferred Compensation," and "Potential Payments Upon a Change in Control or Other Termination of Employment;" and appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report,"

in each case included in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 12, Part III, Item 403 of Regulation S-K, is incorporated herein by reference from the information appearing under the caption "Beneficial Ownership of Stock" in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information (as of December 31, 2009)

Number of securities
remaining available
	Number of	Weighted-	for future issuance
	securities	average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding)
Plan	outstanding options,	options, warrants	securities reflected
Category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
securities holders (1)	15,450,838(3)	$ 31.59(5)	4,136,591(6)

Equity compensation
plans not approved by
security holders (2)	1,346,757 (4)	$ 37.63	2,175,356 (7)

Total	16,797,595		6,311,947

1     The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.

2     The Long-Term Incentive Plan's five million shares for broad-based issuance to non-officers, the Thoroughbred Stock

         Option Plan and the Directors' Restricted Stock Plan.

3      Includes options, restricted stock units and performance share units granted under the Long-Term Incentive Plan that may be settled in shares of stock.

4      Includes options granted under the Long-Term Incentive Plan on 421,706 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.

5      Calculated without regard to 3,608,755 outstanding restricted stock units and performance share units at December 31,

          2009.

6      Of the shares remaining available for grant under plans approved by stockholders, 4,079,856 are available for grant as restricted shares, performance shares or restricted stock unit shares under the Long-Term Incentive Plan.

7      Of the shares remaining available for grant under plans not approved by stockholders, 30,000 are available for grant as restricted stock under the Directors' Restricted Stock Plan.

Norfolk Southern Corporation Long-Term Incentive Plan ("LTIP")

Established on June 28, 1983, and approved by stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for non-employee directors, officers, and other key employees to acquire a proprietary interest in the Corporation.   On January 23, 2001, the Board of Directors further amended LTIP and approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern.   The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.   Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.   Also on January 23, 2001, the Board amended LTIP, which amendment was approved by shareholders on May 10, 2001, that included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Norfolk Southern Common Stock.

Pursuant to another amendment approved by stockholders on May 12, 2005, not more than 8,500,000 of the shares remaining available for issuance under LTIP may be awarded as restricted shares, performance shares or restricted stock unit shares.   Cash payments of restricted stock units, stock appreciation rights, and performance share units will not be applied against the maximum number of shares issuable under LTIP.   Any shares of Common Stock subject to options, performance share units, restricted shares, or restricted stock units which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

Non-employee directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.   Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units, and performance share units.   In addition, dividend equivalents may be awarded for options, restricted stock units, and performance share units.   The Committee may make awards under LTIP subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

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

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern's performance during that three-year period.   For the 2009 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the Committee:   (1) three-year average return on average capital invested, (2) three-year average operating ratio, and (3) three-year total return to stockholders as compared with the average total return on all stocks comprising the S&P 500 composite stock price index.   Performance share units may be payable in either shares of Norfolk Southern Common Stock or cash.

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

The option price will not be less than 100% of the fair market value of Norfolk Southern's Common Stock on the effective date the options are granted.   All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.   Options awarded in 2009 are subject to a three-year vesting period.   TSOP specifically prohibits repricing without stockholder approval, except for capital adjustments.

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

The restriction period applicable to restricted shares granted under the Plan begins on the date of the grant and ends on the earlier of the recipient's death or six months after the recipient ceases to be a director by reason of disability or retirement.   During the restriction period shares may not be sold, pledged, or otherwise encumbered.   Directors will forfeit the restricted shares if they cease to serve as a director of Norfolk Southern for reasons other than their disability, retirement, or death.

13.   Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption "Transactions with Related Persons" and under the caption "Director Independence" in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 13, 2010, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

14.   Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in Norfolk Southern's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2010, which definitive proxy statement will be filed electronically with the Commission pursuant to Regulation 14A.

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.   Exhibits and Financial Statement Schedules

Page

(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K39
		Reports of Independent Registered Public Accounting Firm	K40
		Consolidated Statements of Income, Years ended December 31, 2009, 2008, and 2007	K42
		Consolidated Balance Sheets as of December 31, 2009 and 2008	K43
		Consolidated Statements of Cash Flows, Years ended December 31, 2009, 2008, and 2007	K44
		Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2009, 2008, and 2007	K45
		Notes to Consolidated Financial Statements	K46

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	K96

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's 10-K filed on March 5, 2001.

3(ii)		The Bylaws of Norfolk Southern Corporation, as amended effective January 25, 2010, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation's Form 8-K filed on January 29, 2010.

4		Instruments Defining the Rights of Security Holders, Including Indentures:

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

(c)

Second Supplemental Indenture, dated April 26, 1999, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated herein by reference to Exhibit 1.1(c) to Norfolk Southern Corporation's Form 8-K filed on April, 30, 1999.

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

(h)

Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation's Form 10-Q filed on October 28, 2004.

(i)

First Supplemental Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and the Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation's Form 10-Q filed on October 28, 2004.

(j)

Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on March 15, 2005.

(k)

Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2005.

(l)

Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2005.

(m)

Indenture, dated as of April 4, 2008, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $600 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on April 9, 2008.

(n)

Indenture, dated as of January 15, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $500 million, is incorporated herein by reference to

Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on January 20, 2009.

(o)

Registration Rights Agreement, dated as of January 15, 2009, among Norfolk Southern Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation's Form 8-K filed on January 20, 2009.

(p)

Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation's Form 8-K filed on

June 1, 2009.

(q)

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

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated herein by reference to Exhibit 10(a) to Norfolk Southern Corporation's Form 10-K filed on February 24, 2003.

(b)

Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

(c)

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Corporation's Form 10-Q filed on August 11, 1999.

(d)

Amendment No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10(dd) to Norfolk Southern Corporation's Form 10-Q filed on July 30, 2004.

(e)

Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference to

Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on

September 2, 2004.

(f)

Amendment No. 6, dated as of April 1, 2007, to the Transaction Agreement dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation's Form 10-Q filed on July 27, 2007.

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

(j)

Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of

June 1, 1999, by and among Consolidated Rail Corporation, CSX

Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on March 5, 2001.

(k)

Amendment No. 2, dated as of January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation's Form 10-K filed on February 21, 2002.

(l)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(k) to Norfolk Southern Corporation's Form 10-K filed on

February 24, 2003.

(m)

Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on July 1, 2005.

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

(p)

First Amendment, dated March 19, 2007, to the Master Agreement dated

July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation's Form 10-Q filed on July 27, 2007.

(q)**

Second Amendment, dated December 28, 2009, to the Master Agreement dated

July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(r)

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

(s)*

The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2005, is incorporated by reference herein from Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on May 13, 2005.

(t)*

The Norfolk Southern Corporation Officers' Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to

Exhibit 10(n) to Norfolk Southern Corporation's Form 10-K filed on

March 5, 2001.

(u)*

The Norfolk Southern Corporation Directors' Restricted Stock Plan, effective

January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation's Form 10-K filed on

March 24, 1999.

(v)*

Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders) is incorporated herein by reference to Exhibit 10(t) to Norfolk Southern Corporation's Form 10-K filed on

February 21, 2002.

(w)*

Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.06 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(x)*

Amendment to the Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective as of January 1, 2009, is incorporated herein by reference to Exhibit 10(x) to Norfolk Southern Corporation's Form 10-K filed on February 18, 2009.

(y)*

The Norfolk Southern Corporation Directors' Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation's Form 10-Q filed on July 27, 2007.

(z)*

The Norfolk Southern Corporation Outside Directors' Deferred Stock Unit Program, as amended effective January 22, 2008, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(aa)*

Form of Agreement, dated as of October 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to

Exhibit 10(w) to Norfolk Southern Corporation's Form 10-Q filed on

November 9, 2001.   The agreement was entered into with L. Ike Prillaman, former Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, former Vice Chairman and Chief Operating Officer; and Henry C. Wolf, former Vice Chairman and Chief Financial Officer.

(bb)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective January 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation's Form 10-K filed on February 24, 2003.

	(cc)*,**	The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009.

(dd)

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

(ee)

Tax Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on September 2, 2004.

(ff)

Amended and Restated Credit Agreement dated as of June 26, 2007, with respect to the Registrant's $1 billion unsecured revolving credit facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on

June 27, 2007.

(gg)*

The description of Norfolk Southern Corporation's executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation's Form 8-K filed on

July 28, 2005.

(hh)*

Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on

January 7, 2005.

(ii)*

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K/A filed on December 7, 2005.

(jj)

The Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company, is incorporated herein by reference to Exhibit 10(ll) to Norfolk Southern Corporation's Form 10-K filed on February 23, 2006 (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(kk)

Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad, is incorporated herein by reference to Exhibit 10(mm) to Norfolk Southern Corporation's Form 10-K filed on

February 23, 2006.

(ll)

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on May 4, 2006.

(mm)*

The retirement agreement, dated January 27, 2006, between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to

Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on

January 27, 2006.

	(nn)*	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation's Form 8-K filed on January 27, 2006.

(oo)*

The retirement agreement, dated March 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to

Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on March 31, 2006.

(pp)

Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among The Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on May 4, 2006.

(qq)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on January 11, 2007.

	(rr)*,**	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective January 1, 2010.

	(ss)*	The retirement agreement between Norfolk Southern Corporation and Henry C. Wolf is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on May 11 2007.

(tt)

Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant's $500 million receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on November 14, 2007.

(uu)

Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on July 31, 2009.

(vv)

Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on

October 30, 2009.

(ww)

Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on October 22, 2009.

	(xx)**	Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007.

(yy)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2008 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on November 20, 2007.

(zz)

Dealer Agreement dated as of January 23, 2008, between the Registrant and J.P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(aaa)

Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co., is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(bbb)*

2008 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(ccc)*

2008 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(ddd)*

2008 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(eee)*

2008 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(fff)*

2008 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(ggg)*

2008 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(hhh)*

2008 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(iii)*

2008 Award Agreement between Norfolk Southern Corporation and Jane M. O'Brien, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(jjj)*

2008 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation's Form 8-K filed on January 25, 2008.

(kkk)

Omnibus Amendment, dated As of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on

April 23, 2008.

(lll)

Transaction Agreement (the "Pan Am Transaction Agreement"), dated

May 15, 2008, by and among Norfolk Southern Railway Company,   Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on July 24, 2008 (Exhibits, annexes and schedules omitted.   The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(mmm)

Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated herein by reference to Exhibit 10(rrr) to Norfolk Southern Corporation's Form 10-K filed on February 18, 2009.

(nnn)*

Directors' Deferred Fee Plan of Norfolk Southern Corporation, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(ooo)*

Norfolk Southern Corporation Executives' Deferred Compensation Plan, as amended effective January 1, 2009, is incorporated herein by reference to

Exhibit 10.02 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(ppp)*

Amendment to Norfolk Southern Corporation Officers' Deferred Compensation Plan, effective January 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(qqq)*

Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.04 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(rrr)*

Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation's Form 8-K filed on July 24, 2008.

(sss)

Amendment No. 1 to Transfer and Administration Agreement dated as of

October 22, 2008, and effective as of October 23, 2008, with respect to the Registrant's $500 million receivable securitization facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on

October 23, 2006.

(ttt)*

Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on August 21, 2008, with an effective date of January 1, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 10-Q filed on October 24, 2008.

(uuu)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2009 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K/A filed on December 17, 2008.

(vvv)*

Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and certain executive officers (including those defined as "named executive officers" and identified in the Corporation's Proxy Statement for the 2008 annual Meetings of Stockholders), is incorporated herein by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation's Form 10-K filed on

February 18, 2009.

(www)*

2009 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(xxx)*

2009 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(yyy)*

2009 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(zzz)*

2009 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(aaaa)*

2009 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(bbbb)*

2009 Award Agreement between Norfolk Southern Corporation and Karen N. Horn, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(cccc)*

2009 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(dddd)*

2009 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(eeee)*

2009 Award Agreement between Norfolk Southern Corporation and Michael D. Lockhart, dated January 29, 2009, is incorporated herein by reference to

Exhibit 10.9 to Norfolk Southern Corporation's Form 8-K filed on

January 30, 2009.

(ffff)*

2009 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation's Form 8-K filed on January 30, 2009.

(gggg)

Limited Liability Company Agreement of Pan Am Southern LLC, dated as of

April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted - the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(hhhh)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement for Outside Directors is incorporated herein by reference to Exhibit 99, Item 10.1 to Norfolk Southern Corporation's Form 8-K/A filed on

January 29, 2010.

(iiii)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement is incorporated herein by reference to Exhibit 99, Item 10.2 to Norfolk Southern Corporation's Form 8-K/A filed on January 29, 2010.

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

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated herein by reference.

(C)		Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination.   All exhibits are included in the 2009 Form 10-K posted on our website at ************************** ERROR -- Tried to Go Back !!! Can't DO That! ************

Office of Corporate Secretary

Norfolk Southern Corporation

Three Commercial Place

Norfolk, Virginia 23510-9219

POWER OF ATTORNEY

Each person whose signature appears below under "SIGNATURES" hereby authorizes James A. Hixon and James A. Squires or one of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints James A. Hixon and James A. Squires or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 2010.

/s/ Charles W. Moorman

By:   Charles W. Moorman

        (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of February, 2010, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature                                             Title

/s/ Charles W. Moorman                                   Chairman, President and Chief Executive Officer and Director

(Charles W. Moorman)                                     (Principal Executive Officer)

/s/ James A. Squires                                          Executive Vice President Finance and Chief Financial Officer

(James A. Squires)                                (Principal Financial Officer)

/s/ Clyde H. Allison, Jr.                                     Vice President and Controller

(Clyde H. Allison, Jr.)                           (Principal Accounting Officer)

/s/ Gerald L. Baliles                                          Director

(Gerald L. Baliles)

/s/ Thomas D. Bell, Jr.                                      Director

(Thomas D. Bell, Jr.)

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

/s/ J. Paul Reason                                              Director

(J. Paul Reason)

Schedule II

Norfolk Southern Corporation and Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2008, and 2009

($ in millions)

	Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year ended December 31, 2007
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$9	$1	$--	$--	$10
Casualty and other claims
included in other liabilities	$471	$113	$162 [2,3]	$158 [2]	$588
Current portion of casualty and
other claims included in
accounts payable	$301	$17	$122 [1]	$181 [3]	$259

Year ended December 31, 2008
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$10	$1	$--	$--	$11
Casualty and other claims
included in other liabilities	$588	$84	$80 [2,3]	$432 [2]	$320
Current portion of casualty and
other claims included in
accounts payable	$259	$28	$127 [1]	$166 [3]	$248

Year ended December 31, 2009
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$11	$3	$--	$--	$14
Casualty and other claims
included in other liabilities	$320	$58	$4 [2,3]	$117 [2]	$265
Current portion of casualty and
other claims included in
accounts payable	$248	$3	$115 [1]	$133 [3]	$233

[1] Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

[2] Payments and reclassifications to/from accounts payable.

[3] Payments and reclassifications to/from other liabilities.