Form 10-Q
period 2010-03-31
NORFOLK SOUTHERN CORP
filed 2010-04-30
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010

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

Yes [X ]   No [    ]

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

Non-accelerated filer    [    ] (Do not check if smaller reporting company)          Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock ($1.00 par value per share)	370,055,972 (excluding 20,414,388 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three Months Ended March 31, 2010 and 2009	3

		Consolidated Balance Sheets
		As of March 31, 2010, and December 31, 2009	4

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II.	Other Information:

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.		Exhibits	25

Signatures			26

Exhibit Index			27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	($ in millions, except per share amounts)

Railway operating revenues	$2,238	$1,943

Railway operating expenses:
Compensation and benefits	699	639
Purchased services and rents	335	355
Fuel	254	159
Depreciation	204	207
Materials and other	191	200
Total railway operating expenses	1,683	1,560

Income from railway operations	555	383

Other income – net	20	17
Interest expense on debt	119	117

Income before income taxes	456	283

Provision for income taxes	199	106

Net income	$257	$177

Per share amounts
Net income
Basic	$0.69	$0.48
Diluted	$0.68	$0.47

Dividends	$0.34	$0.34

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,161	$996
Short-term investments	225	90
Accounts receivable – net	867	766
Materials and supplies	180	164
Deferred income taxes	145	142
Other current assets	68	88
Total current assets	2,646	2,246

Investments	2,166	2,164
Properties less accumulated depreciation	22,697	22,643
Other assets	221	316
Total assets	$27,730	$27,369

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$987	$974
Short-term debt	--	100
Income and other taxes	252	109
Other current liabilities	306	232
Current maturities of long-term debt	648	374
Total current liabilities	2,193	1,789

Long-term debt	6,379	6,679
Other liabilities	1,794	1,801
Deferred income taxes	6,800	6,747
Total liabilities	17,166	17,016

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 370,055,972 and 369,019,990 shares,
respectively, net of treasury shares	371	370
Additional paid-in capital	1,871	1,809
Accumulated other comprehensive loss	(834)	(853)
Retained income	9,156	9,027
Total stockholders’ equity	10,564	10,353

Total liabilities and stockholders’ equity	$27,730	$27,369

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Cash flows from operating activities
Net income	$257	$177
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	206	209
Deferred income taxes	40	16
Gains and losses on properties	(1)	(2)
Changes in assets and liabilities affecting operations:
Accounts receivable	(101)	39
Materials and supplies	(16)	3
Other current assets	17	35
Current liabilities other than debt	209	(107)
Other – net	147	(16)
Net cash provided by operating activities	758	354

Cash flows from investing activities
Property additions	(256)	(243)
Property sales and other transactions	--	1
Investments, including short-term	(155)	--
Investment sales and other transactions	51	(2)
Net cash used in investing activities	(360)	(244)

Cash flows from financing activities
Dividends	(126)	(125)
Common stock issued – net	21	6
Proceeds from borrowings	--	500
Debt repayments	(128)	(225)
Net cash provided by (used in) financing activities	(233)	156

Net increase in cash and cash equivalents	165	266

Cash and cash equivalents
At beginning of year	996	618

At end of period	$1,161	$884

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$50	$49
Income taxes (net of refunds)	$--	$23

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of March 31, 2010, and December 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS’ latest Annual Report on Form 10‑K.

1.   Stock-Based Compensation

In the first quarter of 2010, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $40 million during the first quarter of 2010 and $15 million during the same period of 2009.   The total tax effects recognized in income in relation to stock-based compensation were net benefits of $13 million and $3 million for the quarters ended March 31, 2010 and 2009, respectively.

Stock Options

In the first quarter of 2010, 824,900 options were granted under the LTIP and 259,800 options were granted under the TSOP.   In each case, the grant price was $47.76, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of the Common Stock on the effective date of the grant, and the options have a term of ten years.   The options granted under the LTIP and TSOP in 2010 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.   Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.   Dividend equivalent payments are not made on TSOP options.

The fair value of each option award in 2010 was measured on the date of grant using a lattice-based option valuation model.   Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.   NS uses historical data to estimate option exercises and employee terminations within the valuation model.   The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.   The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.   A dividend yield of zero was used for LTIP options during the four-year period in which dividend equivalent payments are made.   A dividend yield of 2.89% was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options which do not receive dividend equivalents.   The assumptions for the 2010 LTIP and TSOP grants are shown in the following table:

2010

Expected volatility range	29% - 32%
Average expected volatility	32%
Average expected option life	8.3 years
Average risk-free interest rate	3.63%
LTIP per-share grant-date fair value	$18.54
TSOP per-share grant-date fair value	$14.91

For the first three months of 2010, options relating to 592,110 shares were exercised, yielding $12 million of cash proceeds and $7 million of tax benefit recognized as additional paid-in capital.   For the first three months of 2009, options relating to 283,961 shares were exercised, yielding $7 million of cash proceeds and $2 million of tax benefit.

Restricted Stock Units and Restricted Shares

There were 168,250 restricted stock units granted in 2010, with an average grant-date fair value of $47.76 and a five-year restriction period.   The restricted stock units granted in 2010 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2010.

During the first quarter of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.   Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was $2 million in the first quarter of 2010.

During the first quarter of 2009, 318,950 restricted stock units were earned and paid out in cash with a weighted average fair value of $36.50.   Also earned and distributed were 318,950 restricted shares with a weighted-average grant-date fair value of $49.61.   The total related tax expense recognized as additional paid-in capital was $1 million in the first quarter of 2009.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   During the first quarter of 2010, there were 824,900 PSUs granted with a grant-date fair value of $47.76.   The PSUs granted in 2010 and 2009 will be paid in the form of shares; however, one-half of the 2008 PSU grants earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.

During the first quarter of 2010, 851,893 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $49.56 per unit and a fair value at payout of $47.76 per unit.   The total related tax expense recognized as additional paid-in capital was less than $1 million for the first quarter of 2010.

During the first quarter of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at payout of $38.71 per unit.   The total related tax benefit recognized in additional paid-in capital was $2 million in the first quarter of 2009.

2.  Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law.   Provisions of the Acts eliminate, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by ASC 740, “Income Taxes,” NS recorded a $27 million charge to deferred tax expense.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2009.

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$255	$175
Weighted-average shares outstanding	369.5	366.2
Basic earnings per share	$0.69	$0.48

As required under the provisions of ASC 260-10, “Earnings Per Share,” income available to common stockholders for the three months ended March 31, 2010 and 2009 reflects a $2 million reduction from net income for the effect of dividend equivalent payments made to holders of stock options.

	Three Months Ended
	March 31,
	2010	2009
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$255	$175
Weighted-average shares outstanding per above	369.5	366.2
Dilutive effect of outstanding options and
share-settled awards (as determined by the
application of the two-class or treasury stock
method, as appropriate)	5.4	4.9
Adjusted weighted-average shares outstanding	374.9	371.1
Diluted earnings per share	$0.68	$0.47

As required under the provisions of ASC 260-10, diluted earnings per share for the three months ended March 31, 2010 and 2009, was calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for both periods reflects a $2 million reduction from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   zero in 2010 and 5.6 million in 2009.

4.   Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at March 31, 2010, and December 31, 2009, amounted to 20,414,388 and 20,443,337 shares, respectively, with a cost of $19 million for both periods.

5 ..   Stock Repurchase Program

In March 2007, NS’ Board of Directors amended NS’ share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.   There were no shares repurchased under this program in the first quarter of 2010 and 2009.   Since inception of this program in 2006, NS has repurchased and retired 64.7 million shares of Common Stock at a total cost of $3.3 billion.

6.   Investments

Short-Term Investments

As of March 31, 2010 and December 31, 2009, with average maturities is presented below:

	March 31,	December 31,
	2010	2009
	($ in millions)
Short-term investments with average maturities:
Federal government notes, 7 months	$110	$60
Corporate notes, 11 months	25	20
Other short-term investments, 6 months	90	10
Total short-term investments	$225	$90

Investment in Conrail, Inc.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS’ investment in Conrail was $930 million at March 31, 2010, and $924 million at December 31, 2009.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $29 million in the first quarter of 2010 and $31 million in the first quarter of 2009.   NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $6 million and $9 million in the first quarters of 2010 and 2009, respectively.

“Accounts payable” includes $124 million at March 31, 2010, and $104 million at December 31, 2009, due to Conrail for the operation of the Shared Assets Areas.   In addition, “Other liabilities” includes $133 million at both March 31, 2010, and December 31, 2009, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.  As of March 31, 2010, NS had contributed cash and other property with a combined value of approximately $85 million and committed to contribute an additional $55 million in cash over the next two years.  A significant portion of NS’ contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals.

7.   Debt

In the first quarter of 2010, NS repaid $100 million under its accounts receivable securitization facility.   At March 31, 2010, and December 31, 2009, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.89%) and $200 million (at an average variable interest rate of 2.22%), respectively.

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$7	$7	$4	$5
Interest cost	24	25	15	14
Expected return on plan assets	(36)	(39)	(4)	(4)
Amortization of prior service cost	1	1	--	--
Amortization of net losses	12	6	12	8
Net cost	$8	$--	$27	$23

9.  Comprehensive Income

NS’ total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in millions)

Net income	$257	$177
Other comprehensive income	19	9

Total comprehensive income	$276	$186

“Other comprehensive income" in 2010 and 2009 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs for the pension and other postretirement benefit plans.

10.   Fair Value

Fair Value Measurements

ASC 820-10, “Fair Value Measurements,” established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that NS has the ability to access.
Level 2

Inputs to the valuation methodology include:

Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in inactive markets; Inputs other than quoted prices that are observable for the asset or liability; and Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.   At March 31, 2010, and December 31, 2009 for assets measured at fair value on a recurring basis, there were $225 million and $90 million of available-for-sale securities as valued under level 2 of the fair value hierarchy, respectively.   There were no such assets valued under level 1 or level 3 valuation techniques.

Fair Values of Financial Instruments

In accordance with ASC 825, “Financial Instruments,” NS has evaluated the fair values of financial instruments and methods used to determine those fair values.   The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments.   The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.   The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method, consisted of the following at March 31, 2010, and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$207	$229	$237	$260
Long-term debt	$(7,027)	$(7,968)	$(7,053)	$(8,048)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect unrealized holding losses of less than $1 million on March 31, 2010, and December 31, 2009.   Sales of “available-for-sale” securities were $20 million and zero for the three months ended March 31, 2010 and 2009, respectively.

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, SC.  NS is currently engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.  NS believes these expenses are covered by the insurance policy and that recovery of the contested portion ($43 million) of the recorded recoveries is probable.  During the first quarter, NS settled an arbitration claim with another insurance carrier with no adverse effect on NS’ financial position, results of operations, or liquidity.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.   The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management’s assessment and the results of the study.   Recent actuarial studies have reflected favorable claims development and accordingly, those changes in estimates have reduced the first quarter cost related to personal injuries to $16 million in 2010 from $20 million in 2009.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $37 million at March 31, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2010, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 144 known locations.   As of that date, 12 sites accounted for $19 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  Although NS’ motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   On January 22, 2010, NS reached an agreement with the DOJ on a Consent Decree and on March 31, 2010, the Consent Decree was published with a 30-day public comment period.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

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

Purchase Commitments

At March 31, 2010, NS had outstanding purchase commitments of approximately $229 million primarily for long-term service contracts through 2019, as well as freight cars, track material and RoadRailer® trailers in connection with its capital programs through 2012.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2010, and the related consolidated statements of income and cash flows for the three‑month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2010, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived ..

/s/ KPMG LLP

Norfolk, Virginia
April 30, 2010

 Item 2 ..   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Amid an improved economic landscape, NS’ first quarter 2010 net income was up 45%, compared with the same period last year, as higher income from railway operations more than offset increased income taxes that included a deferred tax charge due to the recent enactment of health care legislation.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 75.2%, compared with 80.3% for the first quarter of 2009.

Cash provided by operating activities for the first quarter was $758 million, which allowed for capital expenditures, investment purchases, debt maturities, and dividends.   At March 31, 2010, cash, cash equivalents and short-term investment balances totaled $1.4 billion.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2010 net income was $257 million, up $80 million, or 45%, compared with the same period last year.   The increase primarily resulted from a $172 million increase in income from railway operations that reflected a $295 million, or 15%, improvement in railway operating revenues, partially offset by a $123 million, or 8%, increase in railway operating expenses as well as higher income taxes.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).   For the first quarter 2010, excluding the impact of increased consumption, the increase in fuel expense was more than the increase in fuel surcharge revenue.   Future changes in oil prices may cause volatility in operating results that could be material to a particular period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter railway operating revenues were $2.2 billion in 2010, up $295 million, or 15%, compared with the first quarter of 2009.   As shown in the following table, the increases were the result of higher traffic volume and higher average revenue per unit, including fuel surcharges that were up $65 million (and which amounted to $159 million).

First Quarter 2010 vs. 2009 Increase
($ in millions)

Traffic volume (units)	$170
Revenue per unit/mix	125
Total	$295

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two-month lag in computing WTI Average Price coupled with the change in fuel prices did not have a material impact on fuel surcharge revenue in the first quarter.

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2010	2009	2010	2009	2010	2009
	($ in millions)		(in thousands)		($ per unit)

Coal	$629	$602	364.3	380.8	$1,726	$1,581
General merchandise:
Agriculture/consumer/gov’t	325	278	158.3	130.4	2,054	2,129
Chemicals	314	236	96.6	80.3	3,249	2,941
Metals/construction	232	183	138.3	120.9	1,680	1,514
Paper/clay/forest	169	166	78.4	74.6	2,150	2,222
Automotive	159	112	70.4	61.8	2,266	1,817
General merchandise	1,199	975	542.0	468.0	2,213	2,083

Intermodal	410	366	676.6	606.8	605	604

Total	$2,238	$1,943	1,582.9	1,455.6	$1,414	$1,335

Coal

Coal revenues increased $27 million, or 4%, in the first quarter compared with the same period last year.   The increase reflected a 9% increase in average revenue per unit, offset in part by a 4% decline in traffic volume.   Tonnage handled was below first quarter 2009, reflecting a decrease in the utility coal market that was partially offset by increases in the export and domestic metallurgical coal markets.   Coal tonnage by market was as follows:

Total Coal, Coke, and Iron Ore Tonnage

	First Quarter
	2010	2009
	(Tons in thousands)

Utility	27,963	33,371
Export	6,003	4,381
Domestic metallurgical	4,109	2,610
Industrial	1,817	1,849
Total	39,892	42,211

Utility coal tonnage decreased 16% in the first quarter, primarily due to high utility coal stockpiles.   Export coal tonnage increased 37% in the first quarter, reflecting increased global demand for coal used in steel production.   Domestic metallurgical coal, coke, and iron ore tonnage was up 57% in the first quarter, as domestic steel production improved due to the increase in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) decreased 2% in the first quarter compared to 2009, as a result of reduced production at NS-served plants.

Coal revenues for the remainder of the year are expected to increase compared to last year due to increased traffic volumes and average revenue per unit, including fuel surcharges.

General Merchandise

General merchandise revenues increased $224 million, or 23%, in the first quarter, compared with the same period last year, reflecting a 16% increase in traffic volumes and a 6% rise in average revenue per unit.

Agriculture, consumer products, and government volume increased 21% for the first quarter, reflecting more shipments of fertilizer due to increased demand, continued strength in the export market for feed, and increased shipments from new and expanding ethanol terminals.   Chemicals volume increased 20%, a result of more shipments of: disposal ash; sulphur (due to fertilizer production increases); industrial intermediates; miscellaneous chemicals; and, plastics (linked to improved housing starts).   Metals and construction volume increased 14%, reflecting more shipments of coil, iron and steel, and scrap metal due to increased steel and automotive production.   Paper, clay, and forest products volume was up 5%, reflecting increased shipments of wood pulp due to production increases and wood chips due to changes in customer sourcing.   Automotive volume increased 14%, primarily a result of a 73% increase in North American light vehicle production as manufacturers replenished inventories due to increasing consumer demand.

General merchandise revenues for the remainder of the year are expected to be higher than 2009 reflecting higher traffic volumes and average revenue per unit, including fuel surcharges.

Intermodal

Intermodal revenues increased $44 million, or 12%, in the first quarter compared with the same period last year, reflecting a 12% increase in volumes and relatively flat average revenue per unit.   Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 23%, reflecting continued conversion of truckload business from the highway to rail.   International traffic volume increased 3%, reflecting inventory replenishment by U.S. retailers, as well as more empty repositions.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 8% due to growth in LTL over-the-road conversions.   Triple Crown Services Company, which provides a service with rail-to-highway trailers, experienced a 5% growth in volume primarily driven by an increase in non-automotive related traffic as retailers replenished inventory levels.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volumes and fuel surcharge revenue.

Railway Operating Expenses

Railway operating expenses were $1.7 billion, up $123 million, or 8%, in the first quarter of 2010, compared to the same period last year, largely due to fluctuations in market-based expenses.

Compensation and benefits expenses increased $60 million, or 9%, in the first quarter, compared with the same period last year.   The rise was primarily the result of increased stock-based and incentive compensation (up $34 million), wage rates (up $18 million), health and welfare benefit costs for active and retired employees (up $10 million), and pension expense (up $8 million).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.   This category of expenses decreased $20 million, or 6%, in the first quarter, compared with the same period last year, reflecting a favorable settlement with a freight car supplier and lower equipment rents.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $95 million, or 60%, for the first quarter, compared with the same period last year.   The increase consisted of $91 million based on price and $4 million based on consumption, which reflected a 54% increase in average price per gallon of locomotive fuel and 5% higher locomotive fuel consumption.

Depreciation expense decreased $3 million, or 1%, compared with the same period last year, reflecting the results of a recently completed equipment depreciation study that more than offset the effects of an increased capital base.   The impact of the study was a decrease in depreciation expense in the first quarter of $10 million, primarily due to an increase in estimated salvage values.   This impact is expected to continue for the remainder of the year, offset by depreciation on capital additions.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $9 million, or 5% in the first quarter, compared with the same period last year, primarily reflecting lower locomotive and freight car material costs.

The following table shows the components of materials and other expenses:

	First Quarter
	2010	2009
	($ in millions)

Materials	$87	$89
Casualties and other claims	34	36
Other	70	75

	$191	$200

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, SC.  NS is currently engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.  NS believes these expenses are covered by the insurance policy and that recovery of the contested portion ($43 million) of the recorded recoveries is probable.  During the first quarter, NS settled an arbitration claim with another insurance carrier with no adverse effect on NS’ financial position, results of operations, or liquidity.

Other Income – Net

Other income – net was $20 million, up $3 million from the first quarter of last year, reflecting higher returns from corporate-owned life insurance (up $6 million) offset in part by decreased equity in the earnings of Conrail (down $3 million).

Provision for Income Taxes

The effective income tax rate for the first quarter of 2010 was 43.6%, compared with 37.5% for the same period last year.   The increase was largely due to a $27 million deferred tax charge resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, which together, effective in 2013, eliminate the tax deduction available for prescription drug expenses reimbursed under the Medicare Part D retiree drug subsidy program.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $758 million in the first three months of 2010 compared with $354 million for the same period of 2009, reflecting the substantial improvement in operating results, together with a reduction in working capital investments and the absence of income tax payments during the first quarter of 2010.   Operating cash flows in the first quarter also benefited from the favorable settlement of an insurance claim related to the 2005 Graniteville derailment.   NS had working capital of $453 million at March 31, 2010, compared with $457 million at December 31, 2009.   NS’ cash, cash equivalents, and short-term investment balances totaled $1.4 billion at March 31, 2010.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   There have been no material changes to the contractual obligation amounts or information relating to NS’ future obligations related to uncertain tax positions contained in NS’ Form 10-K for the year ended December 31, 2009.

Cash used in investing activities was $360 million in the first quarter of 2010, compared with $244 million in the same period last year, reflecting an increase in investment purchases, net of sales.   NS expects total capital expenditures for 2010 to be approximately $1.44 billion.     Furthermore, NS expects the implementation of positive train control to result in additional capital expenditures of at least $700 million in the years 2011 through 2015.   In addition, another $400 million of upgrades to systems and track structure, required for the implementation of positive train control, will be accelerated from future years spending to meet the 2015 legislative deadline ..

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   NS and other railroads have agreed to participate in CREATE.   A portion of public funding has been approved and the parties have developed a list of projects to be included in Phase I of the project.   A total of $324 million in federal funding has been secured for Phase I, which includes $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program.   The railroads have contributed an additional $100 million.   The State of Illinois and City of Chicago have also committed to additional funding.   The railroads expect to complete Phase I by the end of 2012.   As currently planned, the total project is estimated to cost $3.1 billion with city, state, and federal support.   If additional public funding is secured, the railroads are expected to contribute a total of $169 million towards the entire project.   NS expects to spend approximately $8.2 million for the remainder of 2010 related to the CREATE projects.

The Crescent Corridor consists of a program of projects for  infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, and I-75.   Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.   Although there is not yet a single, integrated plan for the Crescent Corridor, preliminary work has begun and is slated to continue in 2010, including continued infrastructure improvements and other design and engineering work along the Virginia portion of the Corridor consistent with NS' matching obligation with respect to funds provided by the Commonwealth of Virginia.   Additionally, the Crescent Corridor has received a total of $150 million in public funding commitments from the Commonwealth of Pennsylvania and the federal TIGER Stimulus Program related to projects in Alabama, Tennessee, and Pennsylvania.  NS currently estimates funding up to $133 million for the substantial completion of work on these projects which is expected in 2012, including planned 2010 capital expenditures as high as $41 million.

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.  As of March 31, 2010, NS had contributed cash and other property with a combined value of approximately $85 million and committed to contribute an additional $55 million in cash over the next two years.  A significant portion of NS’ contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals.

Cash used in financing activities was $233 million in the first quarter of 2010 compared with a net source of cash of $156 million in the first quarter of 2009.  The change reflected the absence of proceeds from borrowings, offset in part by lower debt repayments.   NS’ total debt-to-total capitalization ratio was 39.9% at March 31, 2010, compared with 40.9% at December 31, 2009.   There were no share repurchases during the first quarters of 2010 and 2009, but the timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.

NS has authority from its board of directors to issue an additional $500 million of debt or equity securities through public or private sale.   As of March 31, 2010, NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $500 million could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at March 31, 2010, and NS is in compliance with all of the covenants.   NS also has an accounts receivable securitization program with a 364-day term expiring in October 2010 (see Note 7).   There was $100 million and $200 million outstanding under this program as of March 31, 2010, and December 31, 2009, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10-K as of December 31, 2009.

OTHER MATTERS

Labor Agreements

More than 80% of NS’ railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).   NS largely bargains nationally in concert with other major railroads.   Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes.

NS reached national agreements that extended through 2009 with all of the major rail unions.  The current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through 2014.   Because NS has reached separate agreements with the BLET and the ATDA, only the health and welfare provisions from the national agreements apply to NS’ locomotive engineers and ATDA-represented dispatchers.  NS has also reached agreement with Longshoremen at Ashtabula (Ohio) Docks who are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.  On or after November 1, 2009, NS and the nation’s other major carriers served new proposals to begin the next round of negotiations.  The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2010, NS’ debt subject to interest rate fluctuations totaled $104 million.   A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

Some of NS’ capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2010, the average pay rate under these agreements was 1%, and the average receive rate was 6%.   During the first quarter of 2010 and 2009, the effect of the swaps was to reduce interest expense by less than $1 million in both periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $37 million at March 31, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At March 31, 2010, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 144 known locations.   As of that date, 12 sites accounted for $19 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial condition, results of operations, or liquidity.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.   Based on such evaluation, such officers have concluded that, as of March 31, 2010, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS’ periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

In February 2009, the City of Ashtabula, Ohio (City) filed a “citizen suit” complaint in the U.S. District Court for the Northern District of Ohio, alleging violations of the Clean Water Act and the Clean Air Act stemming from the operation of NS’ coal dock in Ashtabula, Ohio.   The City’s complaint relates to the same facts and circumstances that are the subject of previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency.   On January 12, 2010, a settlement was reached with the City of Ashtabula and all remaining air issues were resolved in February 2010 through the conclusion of an air permit appeal action the city filed in 2008.   The federal case was dismissed on March 18, 2010.   The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to the present.   Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we describe them here consistent with SEC rules and requirements.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

On March 3, 2010, NS received a Shareholder Litigation Demand Letter alleging that NS officers and directors breached fiduciary duties by causing NS to engage in anti-competitive practices relating to the use of fuel surcharges, which have harmed or will ultimately harm NS.   The allegations in the letter relate to those contained in the ongoing fuel surcharge class action litigation.   In response to the letter, pursuant to Virginia law, the Board of Directors has created a Special Litigation Committee to review and evaluate the facts and circumstances surrounding the claims made in the Demand Letter.

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.  Although NS’ motion to dismiss for failure to allege sufficient facts was granted, DOJ was given leave to, and did, amend its complaint.   On January 22, 2010, NS reached an agreement with the DOJ on a Consent Decree and on March 31, 2010, the Consent Decree was published with a 30-day public comment period.   NS does not believe that the resolution of these claims will have a material adverse effect on its financial position, results of operations, or liquidity.

Item 1A.   Risk Factors

The risk factors included in NS’ 2009 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit )	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)
January 1-31, 2010	741	$53.94	--	10,312,150
February 1-28, 2010	--	--	--	10,312,150
March 1-31, 2010	10,195	$54.00	--	10,312,150
Total	10,936		--

(1)                Represents s hares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

Item 6.   Exhibits

See Exhibit Index beginning on page 27 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION

Registrant

Date:	April 30, 2010	/s/ Howard D. McFadden
Howard D. McFadden
Corporate Secretary (Signature)

Date:	April 30, 2010	/s/ C. H. Allison, Jr.
C. H. Allison, Jr.
Vice President and Controller
(Principal Accounting Officer) (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.
31*	Rule 13a-14(a)/15d-14(a) Certifications.
32*	Section 1350 Certifications.
101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month periods ended March 31, 2010 and 2009; (ii) the Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009; (iii) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2010 and 2009; and (iv) the Notes of Consolidated Financial Statements, tagged as blocks of text.

*   Filed herewith.