Form 10-Q
period 2010-06-30
NORFOLK SOUTHERN CORP
filed 2010-07-30
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2010

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock ($1.00 par value per share)	368,615,496 (excluding 20,388,515 shares held by the registrant's consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions, except per share amounts)

Railway operating revenues	$2,430	$1,857	$4,668	$3,800

Railway operating expenses:
Compensation and benefits	670	551	1,369	1,190
Purchased services and rents	374	334	709	689
Fuel	258	153	512	312
Depreciation	204	207	408	414
Materials and other	191	144	382	344
Total railway operating expenses	1,697	1,389	3,380	2,949

Income from railway operations	733	468	1,288	851

Other income - net	17	36	37	53
Interest expense on debt	115	113	234	230

Income before income taxes	635	391	1,091	674

Provision for income taxes	243	144	442	250

Net income	$392	$247	$649	$424

Per share amounts
Net income
Basic	$1.06	$0.67	$1.74	$1.14
Diluted	$1.04	$0.66	$1.72	$1.13

Dividends	$0.34	$0.34	$0.68	$0.68

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2010	2009
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$855	$996
Short-term investments	205	90
Accounts receivable - net	892	766
Materials and supplies	179	164
Deferred income taxes	148	142
Other current assets	49	88
Total current assets	2,328	2,246

Investments	2,293	2,164
Properties less accumulated depreciation	22,786	22,643
Other assets	226	316

Total assets	$27,633	$27,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,064	$974
Short-term debt	--	100
Income and other taxes	226	109
Other current liabilities	284	232
Current maturities of long-term debt	363	374
Total current liabilities	1,937	1,789

Long-term debt	6,326	6,679
Other liabilities	1,791	1,801
Deferred income taxes	6,818	6,747
Total liabilities	16,872	17,016

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 368,615,496 and
369,019,990 shares, respectively, net of treasury shares	370	370
Additional paid-in capital	1,894	1,809
Accumulated other comprehensive loss	(820)	(853)
Retained income	9,317	9,027
Total stockholders' equity	10,761	10,353

Total liabilities and stockholders' equity	$27,633	$27,369

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	($ in millions)

Cash flows from operating activities
Net income	$649	$424
Reconciliation of net income to net cash provided by
operating activities:
Depreciation	411	418
Deferred income taxes	46	75
Gains and losses on properties	(3)	(4)
Changes in assets and liabilities affecting operations:
Accounts receivable	(126)	29
Materials and supplies	(15)	6
Other current assets	36	75
Current liabilities other than debt	236	(319)
Other - net	148	(61)
Net cash provided by operating activities	1,382	643

Cash flows from investing activities
Property additions	(569)	(566)
Property sales and other transactions	21	27
Investments, including short-term	(260)	(119)
Investment sales and other transactions	77	9
Net cash used in investing activities	(731)	(649)

Cash flows from financing activities
Dividends	(252)	(250)
Common stock issued - net	42	24
Purchase and retirement of common stock	(114)	--
Proceeds from borrowings - net	--	990
Debt repayments	(468)	(654)
Net cash provided by (used in) financing activities	(792)	110

Net increase (decrease) in cash and cash equivalents	(141)	104

Cash and cash equivalents
At beginning of year	996	618

At end of period	$855	$722

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$232	$224
Income taxes (net of refunds)	$253	$222

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of June 30, 2010, and December 31, 2009, and its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the financial statements and notes included in NS' latest Annual Report on Form 10-K.

1.   Stock-based Compensation

In the first quarter of 2010, a committee of non-employee directors of Norfolk Southern's Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $11 million during the second quarter of 2010, compared with a benefit of less than $1 million during the same period of 2009.   For the first six months of 2010 and 2009, stock-based compensation expense was $51 million and $15 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation was a benefit of $3 million and an expense of $1 million for the quarters ended June 30, 2010 and 2009, respectively, and benefits of $16 million and $2 million for the first six months of 2010 and 2009, respectively.

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

During the second quarter of 2010, options relating to 565,786 shares were exercised, yielding $14 million in cash proceeds and $7 million of tax benefits recognized as additional paid-in capital.   During the second quarter of 2009, options relating to 556,942 shares were exercised, yielding $17 million in cash proceeds and $1 million of tax benefits recognized as additional paid-in capital.

For the first six months of 2010, options relating to 1,157,896 shares were exercised, yielding $26 million of cash proceeds and $14 million of tax benefits recognized as additional paid-in capital.   For the first six months of 2009, options relating to 840,903 shares were exercised, yielding $24 million of cash proceeds and $3 million of tax benefits recognized as additional paid-in capital.

Restricted Stock Units and Restricted Shares

There were 168,250 restricted stock units granted in 2010, with an average grant-date fair value of $47.76 and a five-year restriction period.   The restricted stock units granted in 2010 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2010.

During the second quarter of 2010, there were no restricted stock units or restricted shares earned and paid out.   For the second quarter of 2009, 29,782 restricted stock units were earned and paid out in cash with a weighted-average fair value of $33.89.   Also earned and distributed were 44,673 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was less than $1 million during the second quarter of 2009.

During the first six months of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.   Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was $2 million for the first six months of 2010.

During the first six months of 2009, 348,732 restricted stock units were earned and paid out in cash with a weighted-average fair value of $36.28.   Also earned and distributed were 363,623 restricted shares with a weighted-average grant-date fair value of $47.70.   The total related tax expense recognized as a reduction to additional paid-in capital was $1 million for the first six months of 2009.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.   During the first quarter of 2010, there were 824,900 PSUs granted with a grant-date fair value of $47.76.   The PSUs granted in 2010 and 2009 will be paid in the form of shares of Common Stock; however, one-half of the 2008 PSU grants earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.

During the first six months of 2010, 851,893 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $49.56 per unit and a fair value at payout of $47.76 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was less than $1 million for the first six months of 2010.

For the first six months of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at payout of $38.71 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was $2 million for the first six months of 2009.

2.   Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law.   Provisions of the Acts eliminate, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by the Financial Accounting Standards Board Accounting Standards Codification (ASC) 740, "Income Taxes," NS recorded a $27 million charge to deferred tax expense.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2009.

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions except per share amounts, shares in millions)

Basic earnings per share:
Net income	$392	247	$649	$424
Less: Dividend equivalent payments	(2)	(2)	(4)	(4)
Income available to common stockholders	390	$245	645	420
Weighted-average shares outstanding	369.7	366.8	369.6	366.5
Basic earnings per share	$1.06	$0.67	$1.74	$1.14

As required under the provisions of ASC 260-10, "Earnings Per Share," income available to common stockholders reflects reductions from net income for the effect of dividend equivalent payments made to holders of stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions except per share amounts, shares in millions)

Diluted earnings per share:
Net income	$392	$247	$649	$424
Less: Dividend equivalent payments	(2)	(2)	(4)	(4)
Income available to common stockholders	390	245	645	420
Weighted-average shares outstanding	369.7	366.8	369.6	366.5
Dilutive effect of outstanding options and
share-settled awards	5.4	4.6	5.4	4.8
Adjusted weighted-average shares outstanding	375.1	371.4	375.0	371.3
Diluted earnings per share	$1.04	$0.66	$1.72	$1.13

As required under the provisions of ASC 260-10, diluted earnings per share for the three and six months ended June 30, 2010 and 2009, were calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for all periods reflect reductions from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   zero in 2010, and in 2009, 5.6 million for both periods.

4.   Stockholders' Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at June 30, 2010, and December 31, 2009, amounted to 20,388,515 and 20,443,337 shares, respectively, with a cost of $19 million as of both dates.

5.   Stock Repurchase Program

In March 2007, NS' Board of Directors amended NS' share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   On July 27, 2010, NS' Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.   The timing and volume of purchases is guided by management's assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash.   NS repurchased and retired 2.0 million shares in the first six months of 2010, at a cost of $114 million.   There were no shares repurchased under this program in the first six months of 2009.   Since inception of this program, NS has repurchased and retired 66.7 million shares of Common Stock at a total cost of $3.4 billion.

6.   Investments

Short-Term Investments

	June 30,	December 31,
	2010	2009
	($ in millions)
Short-term investments with average remaining maturities:
Federal government notes, 5 months	$90	$60
Corporate notes, 8 months	25	20
Other short-term investments, 3 months	90	10
Total short-term investments	$205	$90

Investment in Conrail, Inc.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS' investment in Conrail was $937 million at June 30, 2010, and $924 million at December 31, 2009.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and "Fuel" include expenses for the use of the Shared Assets Areas totaling $29 million in the second quarters of 2010 and 2009, and $58 million and $60 million for the first six months of 2010 and 2009, respectively.   NS' equity in earnings of Conrail, net of amortization, included in "Other income - net" was $7 million and $8 million in the second quarters of 2010 and 2009, respectively, and $13 million and $17 million for the first six months of 2010 and 2009, respectively.

"Accounts payable" includes $116 million at June 30, 2010, and $104 million at December 31, 2009, due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes $133 million at both June 30, 2010, and December 31, 2009, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   As of June 30, 2010, NS had contributed cash and other property with a combined value of approximately $106 million and has committed to contribute an additional $34 million in cash over the next two years.   A significant portion of NS' contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals.

7.   Debt

In the first six months of 2010, NS repaid $100 million under its accounts receivable securitization facility.   At June 30, 2010, and December 31, 2009, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 2.04%) and $200 million (at an average variable interest rate of 2.22%), respectively.

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

Pension and Other Postretirement Benefit Cost Components

	Three Months Ended June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$6	$6	$4	$3
Interest cost	24	25	15	14
Expected return on plan assets	(35)	(38)	(3)	(3)
Amortization of prior service cost (benefit)	--	1	--	(1)
Amortization of net losses	12	7	12	10
Net cost	$7	$1	$28	$23

	Six Months Ended June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$13	$13	$8	$8
Interest cost	48	50	30	28
Expected return on plan assets	(71)	(77)	(7)	(7)
Amortization of prior service cost (benefit)	1	2	--	(1)
Amortization of net losses	24	13	24	18
Net cost	$15	$1	$55	$46

9.   Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)

Net income	$392	$247	$649	$424
Other comprehensive income	14	11	33	20
Total comprehensive income	$406	$258	$682	$444

"Other comprehensive income" in 2010 and 2009 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service costs (benefits) for the pension and other postretirement benefit plans.

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

The asset's or liability's fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.   At June 30, 2010, and December 31, 2009, for assets measured at fair value on a recurring basis, there were $205 million and $90 million of available-for-sale securities as valued under level 2 of the fair value hierarchy, respectively.   There were no such assets valued under level 1 or level 3 valuation techniques.

Fair Values of Financial Instruments

In accordance with ASC 825, "Financial Instruments," NS has evaluated the fair values of financial instruments and methods used to determine those fair values.   The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Accounts payable," and "Short-term debt" approximate carrying values because of the short maturity of these financial instruments.   The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.   The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method, consisted of the following:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$308	$330	$237	$260
Long-term debt	$(6,689)	$(7,912)	$(7,053)	$(8,048)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding losses on June 30, 2010, and December 31, 2009.   Sales of "available-for-sale" securities were $40 million and immaterial for the six months ended June 30, 2010 and 2009, respectively.

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, SC.   NS is currently engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested portion ($43 million) of the recorded recoveries is probable.   During the first quarter of 2010, NS settled an arbitration claim with another insurance carrier with no adverse effect on NS' financial position, results of operations, or liquidity.

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management's assessment and the results of the study.   Recent actuarial studies have reflected favorable claims development and accordingly, those changes in estimates have reduced the second quarter liability related to casualty claims by $8 million in 2010 and $19 million in 2009, and by $17 million and $27 million for the first six months of 2010 and 2009, respectively.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $36 million at June 30, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At June 30, 2010, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 148 known locations.   As of that date, 11 sites accounted for $18 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   On January 22, 2010, NS reached an agreement with the DOJ on a Consent Decree and on March 31, 2010, the Consent Decree was published with a 30-day public comment period.   The Consent Decree has been approved by the District Court and the claims brought by the United States have been resolved.   Under the Consent Decree, NS paid $4 million in civil fines, agreed to undertake training of key NS personnel in incident command, and agreed to the planting of vegetation and fish stocking in the Horse Creek Watershed.

Based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS is aware.   Further, management believes that it is unlikely that any known environmental matters, either individually or in the aggregate, will have a material adverse effect on NS' financial position, results of operations, or liquidity.

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

Purchase Commitments

At June 30, 2010, NS had outstanding purchase commitments of approximately $202 million primarily for long-term service contracts through 2019, as well as track material, RoadRailer® units, and freight cars in connection with its capital programs through 2012.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2010, the related consolidated statements of income for the three‑month and six‑month periods ended June 30, 2010 and 2009 and the related consolidated statements of cash flows for the six‑month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2010, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP
KPMG LLP
Norfolk,Virginia
July 30, 2010

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Reflecting an improving economy, NS' second quarter 2010 net income was 59% higher than the prior year due to increased income from railway operations.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 69.8%, compared with 74.8% for the second quarter of 2009.

Cash provided by operating activities for the first six months of 2010 was $1.4 billion, which allowed for capital expenditures, debt maturities, dividends, and share repurchases.   In the second quarter of 2010, 2.0 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $114 million.   Since inception of the stock repurchase program in 2006, NS has repurchased and retired 66.7 million shares of Common Stock at a total cost of $3.4 billion.   At June 30, 2010, cash, cash equivalents, and short-term investments totaled $1.1 billion.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2010 net income was $392 million, up $145 million, or 59%, compared with the same period last year.   The increase primarily resulted from a $265 million increase in income from railway operations that reflected a $573 million, or 31%, improvement in railway operating revenues, offset in part by a $308 million, or 22%, increase in railway operating expenses as well as a $99 million, or 69%, rise in income taxes.

For the first six months of 2010, net income was $649 million, up $225 million, or 53%, compared with the same period last year.   Income from railway operations increased $437 million, as an $868 million improvement in railway operating revenues was partially offset by a $431 million rise in railway operating expenses and a $192 million increase in income taxes.

Oil prices affect NS' results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS' revenues through market-based fuel surcharges and contract escalators (see "Railway Operating Revenues") and also affect fuel costs (see "Railway Operating Expenses").   For the second quarter and first six months of 2010, excluding the effect of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter 2010 railway operating revenues were $2.4 billion, up $573 million, or 31%, compared with the second quarter of 2009.   For the first six months of 2010, railway operating revenues were $4.7 billion, up $868 million, or 23%, compared with the same period last year.   As shown in the following table, the increases were the result of higher traffic volumes and improved average revenue per unit which was driven by higher fuel surcharges and rate increases.   Fuel surcharges amounted to $199 million in the second quarter (up $137 million) and $358 million for the first six months (up $202 million).

	Second Quarter	First Six Months
	2010 vs. 2009	2010 vs. 2009
	Increase	Increase
	($ in millions)	($ in millions)

Traffic volume (units)	$404	$576
Revenue per unit/mix	169	292
Total	$573	$868

Many of Norfolk Southern's negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate crude oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two month lag in computing WTI Average Price coupled with the change in fuel prices increased fuel surcharge revenue by approximately $12 million for the quarter and did not have a material impact on fuel surcharge revenue for the first six months.

Revenues, units and average revenue per unit for NS' market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2010	2009	2010	2009	2010	2009
	($ in millions)		(in thousands)		($ per unit)

Coal	$696	$511	394.4	331.9	$1,765	$1,538

General merchandise:
Agriculture/consumer/gov't	322	287	152.9	135.0	2,103	2,125
Chemicals	334	245	106.0	80.5	3,158	3,047
Metals and construction	279	171	175.4	117.2	1,586	1,460
Paper/clay/forest	182	165	85.3	74.0	2,142	2,239
Automotive	166	110	72.5	60.9	2,277	1,798
General merchandise	1,283	978	592.1	467.6	2,166	2,093

Intermodal	451	368	733.3	612.8	616	600

Total	$2,430	$1,857	1,719.8	1,412.3	$1,413	$1,315

	First Six Months
	Revenues		Units		Revenue per Unit
	2010	2009	2010	2009	2010	2009
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,325	$1,113	758.7	712.7	$1,746	$1,561

General merchandise:
Agriculture/consumer/gov't	647	565	311.2	265.4	2,078	2,127
Chemicals	648	481	202.6	160.8	3,202	2,994
Metals and construction	511	354	313.7	238.1	1,628	1,488
Paper/clay/forest	351	331	163.7	148.6	2,146	2,230
Automotive	325	222	142.9	122.7	2,272	1,808
General merchandise	2,482	1,953	1,134.1	935.6	2,188	2,088

Intermodal	861	734	1,409.9	1,219.6	611	602

Total	$4,668	$3,800	3,302.7	2,867.9	$1,413	$1,325

Coal

Coal revenues increased $185 million, or 36%, in the second quarter and $212 million, or 19%, in the first six months, compared with the same periods last year.   Both increases reflect higher traffic volumes (up 19% for the quarter and 6% for the first six months).   Average revenue per unit increased 15% in the second quarter and 12% in the first six months, reflecting increased fuel surcharges and higher rates.   For both periods, tonnage handled increased.   Coal tonnage by market was as follows:

              Total Coal, Coke, and Iron Ore Tonnage

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(tons in thousands)

Utility	29,581	30,595	57,544	63,966
Export	6,383	2,362	12,386	6,743
Domestic metallurgical	5,229	2,363	9,338	4,973
Industrial	2,030	1,849	3,847	3,698
	43,223	37,169	83,115	79,380

Utility coal tonnage decreased 3% in the second quarter and 10% in the first six months as a result of reduced electricity demand in the industrial sector and relatively high utility coal stockpiles.   Export coal tonnage increased 170% for the second quarter and 84% for the first six months, reflecting increased global demand for coal used in steel production.   Domestic metallurgical coal, coke, and iron ore tonnage was up 121% in the second quarter and 88% in the first six months, as domestic steel production improved due to an increase in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) increased 10% in the second quarter and 4% in the first six months, primarily due to increases in industrial demand and new business.

Coal revenues for the remainder of the year are expected to increase compared with last year due to higher traffic volumes and average revenue per unit, including fuel surcharges.

General Merchandise

General merchandise revenues increased $305 million, or 31%, in the second quarter, compared with the same period last year, reflecting a 27% increase in traffic volumes and a 3% improvement in average revenue per unit, including fuel surcharges.   For the first six months, general merchandise revenues increased $529 million, or 27%, reflecting a 21% increase in traffic volumes and a 5% improvement in average revenue per unit.

Agriculture, consumer products, and government volumes increased 13% in the second quarter and 17% for the first six months, primarily reflecting more shipments of fertilizer due to increased demand, continued strength in the demand for ethanol, and increased shipments of corn (primarily used in the production of ethanol).   Chemicals traffic volumes increased 32% for the second quarter and 26% for the first six months.   Both periods reflect more shipments of disposal ash; industrial intermediates; sulphur (due to fertilizer production increases); plastics; and miscellaneous chemicals.   Metals and construction volumes were up 50% in the second quarter and 32% for the first six months, reflecting more shipments of coil, iron and steel, and scrap metal due to increased steel and automotive production, in addition to more shipments of fractionating sand for natural gas drilling.   Paper, clay, and forest products volumes were up 15% for the second quarter and 10% for the first six months, reflecting higher pulpboard, kaolin, lumber, wood pulp, newsprint and woodchip shipments as a result of improvements in the domestic and global economies.   Automotive volumes increased 19% in the second quarter and 16% for the first six months.   Volume growth benefited from a 72% increase in North American light vehicle production for both periods, but is offset by reloadings of approximately 7,500 carloads for the quarter and 14,100 carloads for the first six months eliminated as a result of the 2009 year-end design changes in the automotive network.

General merchandise revenues for the remainder of the year are expected to be higher than 2009, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Intermodal

Intermodal revenues increased $83 million, or 23%, in the second quarter, and $127 million, or 17%, for the first six months, compared with the same periods last year, reflecting higher traffic volumes (up 20% in the second quarter and 16% for the first six months) and average revenue per unit (up 3% and 1%, respectively), including fuel surcharges.

Domestic volumes (which include truckload and intermodal marketing companies' volumes) increased 32% in the second quarter and 28% for the first six months as a result of improvements in the economy and continued conversion of truckload business from highway transport to rail.   International traffic volumes improved 10% in the second quarter and 6% for the first six months, reflecting inventory replenishment by U.S. retailers, as well as more empty repositions.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 19% for the quarter and 13% for the first six months, due to general economic improvements and growth in LTL over-the-road conversions.   Triple Crown Services Company, which provides a service with rail-to-highway trailers, experienced volume improvements of 7% for the second quarter and 6% for the first six months, primarily driven by an increase in non-automotive related traffic as retailers replenished inventory levels.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.7 billion in 2010, up $308 million, or 22%, compared with the same period last year.   For the first six months, expenses were $3.4 billion, up $431 million, or 15%.   Both increases were largely the result of increased fuel prices and higher traffic volumes.

Compensation and benefits expenses increased $119 million, or 22%, in the second quarter and $179 million, or 15%, in the first six months, compared with the same periods last year.   The rise for both periods was principally the result of increased incentive and stock-based compensation (up $41 million for the quarter and $75 million   for the first six months), employee activity levels associated with higher traffic volumes (up $29 million for the quarter and $26 million for the first six months), wage rates (up $20 million for the quarter and $38 million for the first six months), health and welfare benefit costs for active and retired employees (up $18 million for the quarter and $28 million for the first six months), and pension expense (up $6 million for the quarter and $14 million for the first six months).

Purchased services and rents increased $40 million, or 12%, for the second quarter and $20 million, or 3%, for the first six months, compared with the same periods last year.   The increases were primarily driven by higher costs associated with haulage, maintenance, and intermodal operations.   The quarter also includes increased costs associated with equipment rents related to increased traffic levels, whereas the increases for the first six months were partially offset by a favorable settlement with a freight car supplier.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $105 million, or 69%, for the second quarter, and $200 million, or 64%, for the first six months, compared with the same periods last year.   The increases were principally the result of higher locomotive fuel prices (up 45% and 50%, respectively), which had an impact of $80 million in the second quarter and $171 million for the first six months, as well as increased fuel consumption (locomotive fuel consumption up 18% and 11%, respectively), which had an impact of $25 million and $29 million, respectively.

Depreciation expense decreased $3 million, or 1%, for the second quarter and $6 million, or 1%, for the first six months, compared to the same periods last year, reflecting the results of the equipment depreciation study that was completed in the first quarter of 2010, which more than offset the effects of an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $47 million, or 33%, in the second quarter and $38 million, or 11%, for the first six months, compared with the same periods last year.   The increases reflected the absence of the second quarter 2009 $21 million favorable settlement of a multi-year state tax dispute; lower favorable personal injury claims development; and, increased costs for locomotive material and derailments.   The following table shows the components of materials and other expenses:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	($ in millions)

Materials	$82	$76	$169	$165
Casualties and other claims	39	21	73	57
Other	70	47	140	122
	$191	$144	$382	$344

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, SC.   NS is currently engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim submitted by NS.   NS believes these expenses are covered by the insurance policy and that recovery of the contested portion ($43 million) of the recorded recoveries is probable.   During the first quarter of 2010, NS settled an arbitration claim with another insurance carrier with no adverse effect on NS' financial position, results of operations, or liquidity.

Other Income - Net

Other income - net decreased $19 million in the second quarter and $16 million for the first six months of 2010, compared with the same periods in 2009.   Both periods reflect lower net returns from corporate-owned life insurance (down $12 million for the quarter and $6 million for the first six months), and increased interest expense (net) on tax deficiencies (up $7 million for the second quarter and $6 million for the first six months, both of which include the absence of the second quarter 2009 favorable resolution of prior years' tax matters).

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 38.3% and 40.5% in 2010, respectively, compared with 36.8% and 37.1%, for the same periods last year.   The increase for the second quarter was largely due to lower net returns from corporate-owned life insurance.   The increase for the first six months was primarily the result of a $27 million deferred tax charge in the first quarter of 2010 attributable to the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, which together, effective in 2013, eliminate the tax deduction available for prescription drug expenses reimbursed under the Medicare Part D retiree drug subsidy program.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $1.4 billion for the first six months of 2010 compared with $643 million for the same period of 2009, reflecting the improvement in operating results, in addition to a reduction in working capital investments.   Operating cash flows in the first six months of 2010 also benefited from the favorable settlement of an insurance claim related to the 2005 Graniteville derailment.   NS had working capital of $391 million at June 30, 2010, compared with $457 million at December 31, 2009.   NS' cash, cash equivalents, and short-term investment balances totaled $1.1 billion at June 30, 2010.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   There were no material changes to the contractual obligation amounts or information on NS' future obligations related to uncertain tax positions contained in NS' Form 10-K for the year ended December 31, 2009.

Cash used for investing activities was $731 million in the first six months of 2010, compared with $649 million in the same period last year, reflecting an increase in investment purchases, net of sales.   NS expects total capital expenditures for 2010 to be approximately $1.5 billion.   Furthermore, NS expects the implementation of positive train control to result in additional capital expenditures of at least $700 million in the years 2011 through 2015.   In addition, another $400 million of upgrades to systems and track structure, required for the implementation of positive train control, will be accelerated from future years' spending to meet the 2015 legislative deadline.

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   NS and other railroads have agreed to participate in CREATE.   A portion of the public funding has been approved.   The parties have developed a list of projects to be included in Phase I of CREATE.   A total of $91 million in federal funding has been secured for Phase I.   The railroads have contributed an additional $100 million and expect to complete Phase I by the end of 2012.   In addition, $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program have been committed to specific CREATE projects.   The State of Illinois and City of Chicago have also committed to additional funding.   As currently planned, the total CREATE project is estimated to cost $3.1 billion with city, state, and federal support.   If additional public funding is secured, the railroads are expected to contribute a total of $169 million towards the entire project.   NS expects to spend up to $8 million for the remainder of 2010 related to the CREATE projects.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,      I-40, I-59, I-78, and I-75.   Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.   Although there is not yet a single, integrated plan for the Crescent Corridor, preliminary work has begun and is slated to continue in 2010, including continued infrastructure improvements and other design and engineering work along the Virginia portion of the Corridor consistent with NS' matching obligation with respect to funds provided by the Commonwealth of Virginia.   Additionally, the Crescent Corridor has received or expects to receive a total of $210 million in public capital funding commitments from the Commonwealth of Pennsylvania, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  NS currently estimates spending up to $206 million for the substantial completion of work on these projects which is expected in 2012, including planned capital expenditures through 2010 as high as $22 million.

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   As of June 30, 2010, NS had contributed cash and other property with a combined value of approximately $106 million and committed to contribute an additional $34 million in cash over the next two years.   A significant portion of NS' contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals.

Cash used for financing activities was $792 million in the first six months of 2010, compared with a net source of cash of $110 million for the same period of 2009.   The change reflected the absence of proceeds from borrowings; offset in part by lower debt repayments (notwithstanding the $300 million debt repayment in the second quarter 2010).   Results for this year also included $114 million for the repurchase and retirement of Common Stock as part of NS' share repurchase program.   On July 27, 2010, NS' Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.   The timing and volume of future share repurchases will be guided by management's assessment of market conditions and other pertinent factors.   Near-term purchases under the program are expected to be made with internally generated cash.   NS' debt-to-total capitalization ratio was 38.3% at June 30, 2010, compared with 40.9% at December 31, 2009.

NS has authority from its Board of Directors to issue an additional $500 million of debt or equity securities through public or private sale.   As of June 30, 2010, NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which up to $500 million could be issued under this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at June 30, 2010, and NS is in compliance with all of its covenants.   NS also has an accounts receivable securitization program with a 364-day term expiring in October 2010 (see Note 7).   There was $100 million and $200 million outstanding under this program as of June 30, 2010, and December 31, 2009, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.   Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.   There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS' Form 10-K as of December 31, 2009.

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

NS reached national agreements that extended through 2009 with all of the major rail unions.   The current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through 2014.   Because NS has reached separate agreements with the BLET and the ATDA, only the health and welfare provisions from the national agreements apply to NS' locomotive engineers and the ATDA-represented dispatchers.   NS has also reached agreement with longshoremen at Ashtabula (Ohio) Docks who are represented by the International Longshoremen's Association (ILA) and do not participate in national bargaining.   On or after November 1, 2009, NS and the nation's other major carriers served new proposals to begin the next round of negotiations.   A coalition of six unions led by the Transportation Communications Union (TCU) has filed an application for mediation with the National Mediation Board.   The outcome of the negotiations cannot be determined at this point.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2010, NS' debt subject to interest rate fluctuations totaled $100 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $--1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

Some of NS' capital leases, which carry an average fixed rate of 6%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2010, the average pay rate under these agreements was 1%, and the average receive rate was 6%.   During the second quarter and first six months of 2010 and 2009, the effect of the swaps was to reduce interest expense by less than $1 million in all periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $36 million at June 30, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At June 30, 2010, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 148 known locations.   As of that date, 11 sites account for $18 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on an assessment of known facts and circumstances, management believes that it is unlikely that any known environmental matters, either individually or in the aggregate, will have a material adverse effect on NS' financial condition, results of operations, or liquidity.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by a number of external variables over which management has little or no control, including:   legislative and regulatory developments; transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions; impacts of environmental regulations on utility coal customers and/or the value of certain NS assets; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; disruptions to NS' technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; results of litigation; natural events such as severe weather, hurricanes, and floods; unavailability of qualified personnel due to unpredictability of demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.   For a discussion of significant risk factors applicable to NS, see Part I, Item 1A "Risk Factors."   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.   As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2010.   Based on such evaluation, such officers have concluded that, as of June 30, 2010, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

On June 25, 2010, the Ohio Attorney General filed a complaint in the Ashtabula Court of Common Pleas alleging certain violations of water laws by NS' coal dock in Ashtabula, Ohio and seeking injunctive relief and civil penalties.   The complaint was filed simultaneously with a Consent Order for Preliminary Injunction that governs the installation of additional pollution control equipment at the dock.   This matter relates to previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency in early 2008 and a recently settled citizen suit filed by the City of Ashtabula in federal court.   The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to January 2009.   Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we describe them here consistent with SEC rules and requirements.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

On April 24, 2008, the United States Department of Justice (DOJ) brought an action against NS for alleged violations of federal environmental laws resulting from the discharge of chlorine and oil that occurred as a result of the January 6, 2005, derailment in Graniteville, SC, including claims for civil penalties as well as injunctive relief.   On January 22, 2010, NS reached an agreement with the DOJ on a Consent Decree and on March 31, 2010, the Consent Decree was published with a 30-day public comment period.   The Consent Decree has been approved by the District Court and the claims brought by the United States have been resolved.   Under the Consent Decree, NS paid $4 million in civil fines, agreed to undertake training of key NS personnel in incident command, and agreed to the planting of vegetation and fish stocking in the Horse Creek Watershed.

Item 1A.   Risk Factors

The risk factors included in NS' 2009 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
			Purchased as	Value) of Shares (or
	(a) Total Number	(b) Average	Part of Publicly	Units) that may yet be
	of Shares (or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	or Programs (2)	Plans or Programs (2)
April 1-30, 2010	66,741	$60.03	65,000	10,247,150
May 1-31, 2010	732,100	$56.96	732,100	9,515,050
June 1-30, 2010	1,233,294	$55.52	1,232,500	8,282,550
Total	2,032,135		2,029,600

(1)         Of this amount, 2,535 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

                                                                                    NORFOLK SOUTHERN CORPORATION

                                                                                    Registrant

Date:                 July 30, 2010                                      /s/ Howard D. McFadden

                                                                                    Howard D. McFadden

                                                                                    Corporate Secretary (Signature)

Date:                 July 30, 2010                                      /s/ C. H. Allison, Jr.

                                                                                    C. H. Allison, Jr.

                                                                                    Vice President and Controller

                                                                                    (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3(i)                    An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation's Form 8-K filed on May 18, 2010.

3(ii)                   The Bylaws of Norfolk Southern Corporation, as amended effective May 13, 2010, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation's Form 8-K filed on May 18, 2010.

10.1                  The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective May 13, 2010, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2010.

10.2                  The Norfolk Southern Corporation Executive Management Incentive Plan, effective May 13, 2010, is incorporated by reference herein from Exhibit 10.2 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2010.

15*                   Letter regarding unaudited interim financial information.

31*                   Rule 13a-14(a)/15d-14(a) Certifications.

32*                   Section 1350 Certifications.

101*                 The following financial information from Norfolk Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2010 and 2009; (ii) the Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009; (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2010 and 2009; and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith.