Form 10-Q
period 2010-09-30
NORFOLK SOUTHERN CORP
filed 2010-10-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2010

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
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock ($1.00 par value per share)	363,372,120 (excluding 20,361,354 shares held by the registrant's consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

			Page
Part I.	Financial Information:

	Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three and Nine Months Ended September 30, 2010 and 2009	3

		Consolidated Balance Sheets
		As of September 30, 2010, and December 31, 2009	4

		Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2010 and 2009	5

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	15

	Item 2.	Management's Discussion and Analysis of Financial	16
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25

Part II.	Other Information:

	Item 1.	Legal Proceedings	26

	Item 1 A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	27

Signatures			28

Exhibit Index			29

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions, except per share amounts)

Railway operating revenues	$2,456	$2,063	$7,124	$5,863

Railway operating expenses:
Compensation and benefits	680	598	2,049	1,788
Purchased services and rents	377	352	1,086	1,041
Fuel	259	192	771	504
Depreciation	204	210	612	624
Materials and other	190	149	572	493
Total railway operating expenses	1,710	1,501	5,090	4,450

Income from railway operations	746	562	2,034	1,413

Other income - net	81	37	118	90
Interest expense on debt	113	118	347	348

Income before income taxes	714	481	1,805	1,155

Provision for income taxes	269	178	711	428

Net income	$445	$303	$1,094	$727

Per share amounts
Net income
Basic	$1.21	$0.82	$2.95	$1.97
Diluted	$1.19	$0.81	$2.91	$1.94

Dividends	$0.36	$0.34	$1.04	$1.02

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,129	$996
Short-term investments	229	90
Accounts receivable - net	908	766
Materials and supplies	179	164
Deferred income taxes	153	142
Other current assets	35	88
Total current assets	2,633	2,246

Investments	2,307	2,164
Properties less accumulated depreciation	22,893	22,643
Other assets	229	316

Total assets	$28,062	$27,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,131	$974
Short-term debt	--	100
Income and other taxes	116	109
Other current liabilities	347	232
Current maturities of long-term debt	361	374
Total current liabilities	1,955	1,789

Long-term debt	6,574	6,679
Other liabilities	1,784	1,801
Deferred income taxes	6,960	6,747
Total liabilities	17,273	17,016

Stockholders' equity:
Common stock $1.00 per share par value, 1,350,000,000
shares authorized; outstanding 363,372,120 and
369,019,990 shares, respectively, net of treasury shares	364	370
Additional paid-in capital	1,890	1,809
Accumulated other comprehensive loss	(804)	(853)
Retained income	9,339	9,027
Total stockholders' equity	10,789	10,353

Total liabilities and stockholders' equity	$28,062	$27,369

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	($ in millions)

Cash flows from operating activities
Net income	$1,094	$727
Reconciliation of net income to net cash provided by
operating activities:
Depreciation	617	630
Deferred income taxes	172	173
Gains and losses on properties	(38)	(13)
Changes in assets and liabilities affecting operations:
Accounts receivable	(142)	(26)
Materials and supplies	(15)	22
Other current assets	50	111
Current liabilities other than debt	254	(184)
Other - net	136	(65)
Net cash provided by operating activities	2,128	1,375

Cash flows from investing activities
Property additions	(907)	(919)
Property sales and other transactions	81	61
Investments, including short-term	(441)	(119)
Investment sales and other transactions	261	10
Net cash used in investing activities	(1,006)	(967)

Cash flows from financing activities
Dividends	(384)	(374)
Common stock issued - net	59	32
Purchase and retirement of common stock	(437)	--
Proceeds from borrowings - net	250	990
Debt repayments	(477)	(675)
Net cash used in financing activities	(989)	(27)

Net increase in cash and cash equivalents	133	381

Cash and cash equivalents
At beginning of year	996	618

At end of period	$1,129	$999

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$296	$288
Income taxes (net of refunds)	$498	$234

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries' (collectively, NS) financial condition as of September 30, 2010, and December 31, 2009, and its results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS' latest Annual Report on Form 10-K.

1.   Stock-based Compensation

In the first quarter of 2010, a committee of non-employee directors of Norfolk Southern's Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.   Stock-based compensation expense was $9 million during the third quarter of 2010 and $19 million during the same period of 2009.   For the first nine months of 2010 and 2009, stock-based compensation expense was $60 million and $34 million, respectively.   The total tax effect recognized in income in relation to stock-based compensation were benefits of $3 million and $7 million for the quarters ended September 30, 2010 and 2009, respectively, and benefits of $19 million and $9 million for the first nine months of 2010 and 2009, respectively.

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

During the third quarter of 2010, options relating to 497,375 shares were exercised, yielding $11 million in cash proceeds and $6 million of tax benefits recognized as additional paid-in capital.   During the third quarter of 2009, options relating to 241,754 shares were exercised, yielding $6 million in cash proceeds and $3 million of tax benefits recognized as additional paid-in capital.

For the first nine months of 2010, options relating to 1,655,271 shares were exercised, yielding $37 million of cash proceeds and $20 million of tax benefits recognized as additional paid-in capital.   For the first nine months of 2009, options relating to 1,082,657 shares were exercised, yielding $30 million of cash proceeds and $6 million of tax benefits recognized as additional paid-in capital.

Restricted Stock Units and Restricted Shares

There were 168,250 restricted stock units granted in 2010, with an average grant-date fair value of $47.76 and a five-year restriction period.   The restricted stock units granted in 2010 will be settled through the issuance of shares of Common Stock.   There were no restricted shares granted in 2010.

During the third quarter of 2010, there were no restricted stock units or restricted shares earned and paid out.   For the third quarter of 2009, 3,023 restricted stock units were earned and paid out in cash with a weighted-average fair value of $41.32.   Also earned and distributed were 4,535 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was less than $1 million during the third quarter of 2009.

During the first nine months of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.   Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.   The total related tax benefit recognized as additional paid-in capital was $2 million for the first nine months of 2010.

During the first nine months of 2009, 351,755 restricted stock units were earned and paid out in cash with a weighted-average fair value of $36.32.   Also earned and distributed were 368,158 restricted shares with a weighted-average grant-date fair value of $47.54.   The total related tax expense recognized as a reduction to additional paid-in capital was $1 million for the first nine months of 2009.

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

During the first nine months of 2010, 851,893 PSUs were earned and paid out, one-half in shares of Common Stock, and one-half in cash.   These PSUs had a grant-date fair value of $49.56 per unit and a fair value at payout of $47.76 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was less than $1 million for the first nine months of 2010.

For the first nine months of 2009, 983,965 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.   These PSUs had a grant-date fair value of $49.43 per unit and a fair value at payout of $38.71 per unit.   The total related tax expense recognized as a reduction to additional paid-in capital was $2 million for the first nine months of 2009.

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

During the third quarter of 2010, NS submitted claims to the IRS seeking refunds of federal income taxes for the years 2005 - 2008, and expects to file a similar claim for 2009, the effects of which increased unrecognized tax benefits by approximately $30 million.

3.   Earnings Per Share

The following tables set forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions except per share amounts)

Basic earnings per share:
Net income	$445	303	$1,094	$727
Less: Dividend equivalent payments	(2)	(2)	(6)	(6)
Income available to common stockholders	443	$301	1,088	721
Weighted-average shares outstanding	366.3	367.3	368.5	366.8
Basic earnings per share	$1.21	$0.82	$2.95	$1.97

As required under the provisions of ASC 260-10, "Earnings Per Share," income available to common stockholders reflects reductions from net income for the effect of dividend equivalent payments made to holders of stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions except per share amounts)

Diluted earnings per share:
Net income	$445	$303	$1,094	$727
Less: Dividend equivalent payments	(2)	(2)	(6)	(6)
Income available to common stockholders	443	301	1,088	721
Weighted-average shares outstanding	366.3	367.3	368.5	366.8
Dilutive effect of outstanding options and
share-settled awards	5.3	5.2	5.3	4.9
Adjusted weighted-average shares outstanding	371.6	372.5	373.8	371.7
Diluted earnings per share	$1.19	$0.81	$2.91	$1.94

As required under the provisions of ASC 260-10, "Earnings Per Share," diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, were calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for all periods reflect reductions from net income for dividend equivalent payments.   The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:   zero for each quarter in 2010, but in 2009, 4.1 million for the third quarter, and 5.6 million for both the second and first quarters.

4.   Stockholders' Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at September 30, 2010, and December 31, 2009, amounted to 20,361,354 and 20,443,337 shares, respectively, with a cost of $19 million as of both dates.

5.   Stock Repurchase Program

In March 2007, NS' Board of Directors amended NS' share repurchase program, increasing the authorized amount of share repurchases from 50 million to 75 million shares and shortening the term of the program from 2015 to 2010.   On July 27, 2010, NS' Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.   The timing and volume of purchases is guided by management's assessment of market conditions and other pertinent facts.   Any near-term purchases under the program are expected to be made with internally generated cash.   NS repurchased and retired 7.8 million shares in the first nine months of 2010, at a cost of $437 million.   There were no shares repurchased under this program in the first nine months of 2009.   Since inception of this program, NS has repurchased and retired 72.5 million shares of Common Stock at a total cost of $3.7 billion.

6.   Investments

Short-Term Investments
	September 30,	December 31,
	2010	2009
	($ in millions)
Short-term investments with average remaining maturities:
Available-for-sale:
Certificates of deposit, 7 months	$75	$10
Federal government notes, 3 months	30	60
Corporate bond, 5 months	25	20
Commercial paper, 8 months	25	--
Total available-for-sale	155	90
Held-to-maturity:
Corporate bonds, 6 months	43	--
Federal government bond, 12 months	31	--
Total held-to-maturity	74	--
Total short-term investments	$229	$90

Investment in Conrail, Inc.

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   NS' investment in Conrail was $940 million at September 30, 2010, and $924 million at December 31, 2009.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.   In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.   "Purchased services and rents" and "Fuel" include expenses for the use of the Shared Assets Areas totaling $30 million and $32 million in the third quarters of 2010 and 2009, respectively, and $88 million and $92 million for the first nine months of 2010 and 2009, respectively.   NS' equity in earnings of Conrail, net of amortization, included in "Other income - net" was $3 million and $7 million in the third quarters of 2010 and 2009, respectively, and $16 million and $24 million for the first nine months of 2010 and 2009, respectively.

"Accounts payable" includes $128 million at September 30, 2010, and $104 million at December 31, 2009, due to Conrail for the operation of the Shared Assets Areas.   In addition, "Other liabilities" includes $133 million at both September 30, 2010, and December 31, 2009, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   As of September 30, 2010, NS had contributed cash and other property with a combined value of approximately $109 million and has committed to contribute an additional $31 million in cash over the next two years.   A significant portion of NS' contributions has and will continue to be used for capital improvements to the PAS lines and the related construction of new intermodal and automotive terminals.

7.   Debt

In the first nine months of 2010, NS repaid $100 million under its accounts receivable securitization facility.   At September 30, 2010, and December 31, 2009, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.96%) and $200 million (at an average variable interest rate of 2.22%), respectively.   In October 2010, NS renewed its accounts receivable securitization facility with a 364-day term to run until October 2011.

During the third quarter of 2010, NS issued an additional $250 million of 6.00% Senior Notes due 2105.

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

Pension and Other Postretirement Benefit Cost Components

	Three Months Ended September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$7	$7	$3	$4
Interest cost	24	26	16	15
Expected return on plan assets	(36)	(39)	(4)	(4)
Amortization of prior service cost	1	--	--	--
Amortization of net losses	12	6	15	8
Net cost	$8	$--	$30	$23

	Nine Months Ended September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$20	$20	$11	$12
Interest cost	72	76	46	43
Expected return on plan assets	(107)	(116)	(11)	(11)
Amortization of prior service cost (benefit)	2	2	--	(1)
Amortization of net losses	36	19	39	26
Net cost	$23	$1	$85	$69

9.   Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)

Net income	$445	$303	$1,094	$727
Other comprehensive income	16	10	49	30
Total comprehensive income	$461	$313	$1,143	$757

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

The asset's or liability's fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.   At September 30, 2010, and December 31, 2009, for assets measured at fair value on a recurring basis, there were $155 million and $90 million of available-for-sale securities as valued under level 2 of the fair value hierarchy, respectively.   There were no such assets valued under level 1 or level 3 valuation techniques.

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Investments	$286	$320	$237	$260
Long-term debt	$(6,935)	$(8,427)	$(7,053)	$(8,048)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.   The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding losses on September 30, 2010, and December 31, 2009.   Sales of "available-for-sale" securities were $160 million and immaterial for the nine months ended September 30, 2010 and 2009, respectively.

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

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS' historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS adjusts its liability quarterly based upon management's assessment and the results of the study.   Recent actuarial studies have reflected favorable claims development and accordingly, those changes in estimates have reduced the liability related to casualty claims by $2 million and $7 million for the third quarter of 2010 and 2009, respectively, and by $19 million and $34 million for the first nine months of 2010 and 2009, respectively.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $34 million at September 30, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At September 30, 2010, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 149 known locations.   As of that date, 12 sites accounted for $18 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 33 locations, one or more Norfolk Southern subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At September 30, 2010, NS had outstanding purchase commitments of approximately $762 million primarily for railroad equipment, including locomotives, RoadRailer® units, covered hoppers, and box cars in connection with its capital programs through 2014, long-term service contracts through 2019, as well as track material.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2010, the related consolidated statements of income for the three‑month and nine‑month periods ended September 30, 2010 and 2009 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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
Norfolk, Virginia
October 29, 2010

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS' third quarter 2010 net income was 47% higher than the prior year due to increased income from railway operations that resulted from a 15% increase in volumes and higher average revenue per unit.   The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 69.6%, compared with 72.8% for the third quarter of 2009.

Cash provided by operating activities for the first nine months of 2010 was $2.1 billion, which allowed for capital expenditures, share repurchases, dividends, and debt maturities (net of proceeds).   In the third quarter of 2010, 5.8 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $323 million.   Since inception of the stock repurchase program in 2006, NS has repurchased and retired 72.5 million shares of Common Stock at a total cost of $3.7 billion.   At September 30, 2010, cash, cash equivalents, and short-term investments totaled $1.4 billion.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2010 net income was $445 million, up $142 million, or 47%, compared with the same period last year.   The increase primarily resulted from higher income from railway operations that reflected a 19% improvement in railway operating revenues, offset in part by a 14% increase in railway operating expenses.   In addition, nonoperating income improved $44 million, principally due to increased gains on the sale of property.

For the first nine months of 2010, net income was $1.1 billion, up $367 million, or 50%, compared with the same period last year.   Income from railway operations increased 44% reflecting a 22% improvement in railway operating revenues that was partially offset by a 14% rise in railway operating expenses.   In addition, nonoperating income improved $28 million, principally due to increased gains on the sale of property.

Oil prices affect NS' results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.   In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS' revenues through market-based fuel surcharges and contract escalators (see "Railway Operating Revenues") and also affect fuel costs (see "Railway Operating Expenses").   For the third quarter and first nine months of 2010, excluding the effect of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense.   Future changes in oil prices may cause volatility in operating results that could be material to a particular period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter 2010 railway operating revenues were $2.5 billion, up $393 million, or 19%, compared with the third quarter of 2009.   For the first nine months of 2010, railway operating revenues were $7.1 billion, up $1.3 billion, or 22%, compared with the same period last year.   As shown in the following table, the increases were the result of higher traffic volumes and improved average revenue per unit which was driven by higher fuel surcharges and rate increases, offset in part by the effects of changes in the mix of traffic.   Fuel surcharges amounted to $179 million in the third quarter (up $80 million) and $537 million for the first nine months (up $282 million).

	Third Quarter	First Nine Months
	2010 vs. 2009	2010 vs. 2009
	Increase	Increase
	($ in millions)	($ in millions)

Traffic volume (units)	$312	$889
Revenue per unit	81	372
Total	$393	$1,261

Many of Norfolk Southern's negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate crude oil (WTI Average Price).   These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.   This two month lag in computing WTI Average Price coupled with the change in fuel prices had an immaterial impact on fuel surcharge revenue for the quarter or the first nine months.

Revenues, units and average revenues per unit by market group were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2010	2009	2010	2009	2010	2009
	($ in millions)		(in thousands)		($ per unit)

Coal	$709	$571	402.7	351.3	$1,762	$1,627

General merchandise:
Agriculture/consumer/gov't	331	296	154.5	141.6	2,146	2,097
Chemicals	340	297	106.9	95.9	3,176	3,090
Metals and construction	264	205	167.4	139.4	1,576	1,471
Paper/clay/forest	185	169	84.9	79.3	2,180	2,123
Automotive	163	136	74.0	74.6	2,202	1,825
General merchandise	1,283	1,103	587.7	530.8	2,183	2,078

Intermodal	464	389	762.2	640.1	609	608

Total	$2,456	$2,063	1,752.6	1,522.2	$1,401	$1,355

	First Nine Months
	Revenues		Units		Revenue per Unit
	2010	2009	2010	2009	2010	2009
	($ in millions)		(in thousands)		($ per unit)

Coal	$2,034	$1,684	1,161.4	1,064.0	$1,752	$1,583

General merchandise:
Agriculture/consumer/gov't	978	861	465.7	407.0	2,100	2,117
Chemicals	988	778	309.5	256.7	3,193	3,030
Metals and construction	775	559	481.1	377.5	1,609	1,482
Paper/clay/forest	536	500	248.6	227.9	2,158	2,193
Automotive	488	358	216.9	197.3	2,248	1,814
General merchandise	3,765	3,056	1,721.8	1,466.4	2,186	2,084

Intermodal	1,325	1,123	2,172.1	1,859.7	610	604

Total	$7,124	$5,863	5,055.3	4,390.1	$1,409	$1,336

Coal

Coal revenues increased $138 million, or 24%, in the third quarter and $350 million, or 21%, in the first nine months, compared with the same periods last year.   Both increases reflect higher traffic volumes (up 15% for the quarter and 9% for the first nine months).   Average revenue per unit increased 8% in the third quarter and 11% in the first nine months, reflecting higher rates and increased fuel surcharges.   For both periods, tonnage handled increased.   Coal tonnage by market was as follows:

              Total Coal, Coke, and Iron Ore Tonnage

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(tons in thousands)

Utility	31,607	29,146	89,151	93,112
Export	5,206	4,795	17,592	11,538
Domestic metallurgical	5,501	3,232	14,839	8,205
Industrial	1,879	1,885	5,726	5,583
	44,193	39,058	127,308	118,438

Utility coal tonnage increased 8% in the third quarter but decreased 4% in the first nine months.   The quarter benefited from increased demand for electricity and a replenishment of utility coal stockpiles, whereas the first nine months reflected relatively high utility coal stockpiles and reduced electricity demand in the industrial sector.   Export coal tonnage increased 9% for the third quarter and 52% for the first nine months, reflecting increased global demand for coal used in steel production.   Domestic metallurgical coal, coke, and iron ore tonnage was up 70% in the third quarter and 81% in the first nine months, as domestic steel production improved due to an increase in steel demand.   Other coal tonnage (principally steam coal shipped to industrial plants) was essentially flat in the third quarter but increased 3% in the first nine months, primarily due to new business.

Coal revenues for the remainder of the year are expected to increase compared with last year due to higher traffic volumes and average revenue per unit, including fuel surcharges.

General Merchandise

General merchandise revenues increased $180 million, or 16%, in the third quarter, compared with the same period last year, reflecting an 11% increase in traffic volumes and a 5% improvement in average revenue per unit, including fuel surcharges.   For the first nine months, general merchandise revenues increased $709 million, or 23%, reflecting a 17% increase in traffic volumes and a 5% improvement in average revenue per unit, including fuel surcharges.

Agriculture, consumer products, and government volumes increased 9% in the third quarter and 14% for the first nine months, primarily reflecting increased shipments of corn and sweeteners due to continued strength in the demand for ethanol; higher soybeans volumes linked to an early harvest and strong export demand; more shipments of fertilizer due to increased demand; and, increased feed volumes due to a strong export market.   Chemicals traffic volumes increased 11% for the third quarter and 21% for the first nine months.   Both periods reflect more shipments of petroleum, waste, plastics, and industrial intermediates.   Metals and construction volumes were up 20% in the third quarter and 27% for the first nine months, reflecting more shipments of iron and steel, coil, and scrap metal due to increased steel and automotive production, as well as higher shipments of fractionating sand for natural gas drilling.   The quarter also benefited from more shipments of aggregates linked to increased highway construction and paving projects.   Paper, clay, and forest products volumes were up 7% for the third quarter and 9% for the first nine months, reflecting increased pulpboard, lumber, kaolin , woodpulp, and newsprint shipments as a result of improvements in the domestic and global economies.   Automotive volumes decreased 1% in the third quarter but increased 10% for the first nine months.   Reloadings of approximately 8,300 carloads for the quarter and 22,400 carloads for the first nine months were eliminated as a result of the 2009 year-end design changes in the automotive network.   This reduction in carloadings was offset in part for the quarter but completely for the first nine months by higher traffic volumes associated with increased production of North American light vehicles (increases of 25% and 53%, respectively).

General merchandise revenues for the remainder of the year are expected to be higher than 2009, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Intermodal

Intermodal revenues increased $75 million, or 19%, in the third quarter, and $202 million, or 18%, for the first nine months, compared with the same periods last year, reflecting higher traffic volumes (up 19% in the third quarter and 17% for the first nine months).   Average revenue per unit was flat for the quarter but increased 1% for the first nine months, including the effect of fuel surcharges.

Domestic volumes (which include truckload and intermodal marketing companies' volumes) increased 30% in the third quarter and 29% for the first nine months as a result of improvements in the economy and continued conversions of truckload business from highway transport to rail.   International traffic volumes improved 11% in the third quarter and 8% for the first nine months, reflecting inventory replenishment by U.S. retailers, as well as more empty repositions.   The Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 23% for the quarter and 16% for the first nine months, due to general economic improvements and continued growth in the LTL over-the-road conversions.   Triple Crown Services Company, which provides a service with rail-to-highway trailers, experienced volume improvements of 2% for the third quarter and 5% for the first nine months, primarily driven by an increase in non-automotive related traffic as retailers replenished inventory levels.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.7 billion in 2010, up $209 million, or 14%, compared with the same period last year.   For the first nine months, expenses were $5.1 billion, up $640 million, or 14%.   Both increases were largely the result of higher traffic volumes and fuel prices.

Compensation and benefits expenses increased $82 million, or 14%, in the third quarter and $261 million, or 15%, in the first nine months.  The rise for both periods was principally the result of higher:

  employee activity levels associated with higher traffic volumes (up $34 million for the quarter and $60 million for the first nine months),

  health and welfare benefit costs for active and retired employees (up $20 million for the quarter and $48 million for the first nine months),

  incentive compensation (up $13 million for the quarter and $52 million for the first nine months),

  pension expenses (up $8 million for the quarter and $22 million for the first nine months),

  payroll taxes (up $7 million for the quarter and $11 million for the first nine months), and wage rates (up $6 million for the quarter and $44 million for the first nine months).

The increases for the quarter were partially offset by decreased stock-based compensation (down $10 million), whereas the first nine months reflected increased stock-based compensation (up $26 million).

Purchased services and rents increased $25 million, or 7%, for the third quarter and $45 million, or 4%, for the first nine months.   The increases were driven by higher costs associated with volume-related services.   The increases for the first nine months were partially offset by a favorable settlement with a freight car supplier in the first quarter.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $67 million, or 35%, for the third quarter, and $267 million, or 53%, for the first nine months.   The increases were principally the result of higher fuel prices (locomotive fuel prices increased 18% and 38%, respectively), which had an impact of $42 million in the third quarter and $213 million for the first nine months, as well as increased fuel consumption (locomotive fuel consumption rose 14% and 12%, respectively), which had an impact of $25 million and $54 million, respectively.

Depreciation expense decreased $6 million, or 3%, for the third quarter and $12 million, or 2%, for the first nine months, reflecting the results of the equipment depreciation study that was completed in the first quarter of 2010, which more than offset the effects of an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $41 million, or 28%, in the third quarter and $79 million, or 16%, for the first nine months.   The increases reflected higher costs associated with locomotive and roadway materials, property taxes, travel, and derailments, in addition to lower favorable personal injury claims development and higher environmental remediation costs.   The increase for the first nine months also reflected the absence of the $21 million favorable settlement of a multi-year tax dispute that benefited 2009.   The following table shows the components of materials and other expenses:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	($ in millions)

Materials	$90	$72	$259	$237
Casualties and other claims	32	23	105	80
Other	68	54	208	176
	$190	$149	$572	$493

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS' insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, SC.   NS is currently engaged in arbitration with one of its insurance carriers that failed to respond to an insurance claim.   NS believes these expenses are covered by the insurance policy and that recovery of the contested portion ($43 million) of the recorded recoveries is probable.   During the first quarter of 2010, NS settled an arbitration claim with another insurance carrier with no adverse effect on NS' financial position, results of operations, or liquidity.

Other Income - Net

Other income - net increased $44 million in the third quarter and $28 million for the first nine months of 2010, compared with the same periods in 2009.   Both periods reflect higher gains on the sale of property, including a $35 million gain on the sale of land to the City of Virginia Beach, VA, and a $13 million favorable coal royalty rate settlement.   These increases were offset in part by decreased equity in the earnings of Conrail (down $4 million for the third quarter and $8 million for the first nine months).

Provision for Income Taxes

The third quarter and year-to-date effective income tax rates were 37.7% and 39.4% in 2010, respectively, compared with 37.0% and 37.1%, for the same periods last year.   The increase for the third quarter was primarily due to the absence of tax credits that expired in 2009 and lower equity in earnings of Conrail.   The increase for the first nine months was primarily the result of a $27 million deferred tax charge in the first quarter of 2010 attributable to the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, which together, effective in 2013, eliminate the tax deduction available for prescription drug expenses reimbursed under the Medicare Part D retiree drug subsidy program.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS' principal source of liquidity, was $2.1 billion for the first nine months of 2010 compared with $1.4 billion for the same period of 2009, reflecting the improvement in operating results, in addition to a reduction in working capital investments.   Operating cash flows in the first nine months of 2010 also benefited from the favorable settlement of an insurance claim related to the 2005 Graniteville derailment.   NS had working capital of $678 million at September 30, 2010, compared with $457 million at December 31, 2009.   NS' portfolio of cash, cash equivalents, and short-term investment balances totaled $1.4 billion at September 30, 2010 and was invested in accordance with NS' corporate investment policy as approved by the Board of Directors.   The portfolio contains securities that are subject to market risk.   There are no limits or restrictions on NS' access to the assets.   NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.   In addition to the contractual obligation amounts contained in NS' Form 10-K for the year ended December 31, 2009, NS (1) issued $250 million of 6.00% unsecured notes, (2) repaid $300 million of 8.625% senior notes at maturity, and (3) has entered into an additional $530 million of unconditional purchase obligations related to equipment.   There were no material changes to the information on NS' future obligations related to uncertain tax positions contained in NS' Form 10-K for the year ended December 31, 2009.

Cash used for investing activities was $1.0 billion in the first nine months of 2010, compared with $967 million in the same period last year, reflecting an increase in investment purchases, net of sales.   NS expects total capital expenditures for 2010 to be approximately $1.5 billion.   Furthermore, NS expects the implementation of positive train control to result in additional capital expenditures of at least $700 million in the years 2011 through 2015.   In addition, another $400 million of upgrades to systems and track structure, required for the Federal Railroad Administration approved implementation of positive train control, will be accelerated from future years' spending to meet the 2015 legislative deadline.

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.   NS and other railroads have agreed to participate in CREATE.   A portion of the public funding has been approved.   The parties have developed a list of projects to be included in Phase I of CREATE.   A total of $91 million in federal funding has been secured for Phase I.   The railroads have contributed an additional $100 million and expect to complete Phase I by the end of 2012.   In addition, $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program have been committed to specific CREATE projects.   The State of Illinois and City of Chicago have also committed to additional funding.   As currently planned, the total CREATE project is estimated to cost $3.1 billion with city, state, and federal support.   If additional public funding is secured, the railroads are expected to contribute a total of $169 million towards the entire project.   NS expects to spend up to $4 million for the remainder of 2010 related to the CREATE projects.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.   Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.   Although there is not yet a single, integrated plan for the Crescent Corridor, preliminary work has begun and will continue throughout 2010, including continued infrastructure improvements and other design and engineering work along the Virginia portion of the Corridor consistent with NS' matching obligation with respect to funds provided by the Commonwealth of Virginia.   Additionally, the Crescent Corridor has received or expects to receive a total of $210 million in public capital funding commitments from the Commonwealth of Pennsylvania, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  NS currently estimates spending up to $210 million for the substantial completion of work on these projects which is expected in 2012, including planned capital expenditures through 2010 as high as $67 million.

During the second quarter of 2009, NS and Pan Am Railways, Inc. (Pan Am) formed a joint venture, Pan Am Southern LLC (PAS), a railroad company in which each has a 50% equity interest.   As of September 30, 2010, NS had contributed cash and other property with a combined value of approximately $109 million and committed to contribute an additional $31 million in cash over the next two years.   A significant portion of NS' contributions has and will continue to be used for capital improvements to the PAS lines and the related construction of new intermodal and automotive terminals.

Cash used for financing activities was $989 million in the first nine months of 2010, compared with $27 million for the same period of 2009.   The change reflected lower borrowings, net of debt repayments, in addition to $437 million used in 2010 for the repurchase and retirement of Common Stock as part of NS' share repurchase program.   On July 27, 2010, NS' Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.   The timing and volume of future share repurchases will be guided by management's assessment of market conditions and other pertinent factors.   Near-term purchases under the program are expected to be made with internally generated cash.   NS' debt-to-total capitalization ratio was 39.1% at September 30, 2010, compared with 40.9% at December 31, 2009.

As of September 30, 2010, NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.   NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.   NS had no amounts outstanding under this facility at September 30, 2010, and NS is in compliance with all of its covenants.   In October 2010, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2011.   There was $100 million and $200 million outstanding under this program as of September 30, 2010, and December 31, 2009, respectively (see Note 7).

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

On or after November 1, 2009, NS and the nation's other major railroads represented by the National Carriers Conference Committee (NCCC) served new proposals to begin the current round of bargaining.   The NCCC and a coalition of six unions led by the Transportation Communications Union (TCU) are currently negotiating with the assistance of a mediator from the National Mediation Board.   The outcome of any of the negotiations cannot be determined at this point.

The current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through 2014.   Because NS has reached separate agreements with the BLET and the ATDA, only the health and welfare provisions from the national agreements apply to NS' locomotive engineers and the ATDA-represented dispatchers.   NS bargains separately with longshoremen, who are represented by the International Longshoremen's Association (ILA), at Ashtabula (Ohio) Docks and do not participate in national bargaining.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At September 30, 2010, NS' debt subject to interest rate fluctuations totaled $100 million.   A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately
$1 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS' financial position, results of operations, or liquidity.

One of NS' capital leases, which carries an approximate fixed rate of 6%, was effectively converted to a variable rate obligation using an interest rate swap agreement.   On September 30, 2010, the approximate pay rate under this agreement was 1%, and the approximate receive rate was 6%.   During the third quarter and first nine months of 2010 and 2009, the effect of the swaps on interest expense was immaterial in all periods.   A portion of the lease obligations is payable in Japanese yen.   NS eliminated the associated exchange rate risk at the inception of the lease with a yen deposit sufficient to fund the yen-denominated obligation.   The deposit is held by a Japanese bank.   As a result, NS is exposed to financial market risk relative to Japan.   The counterparty to the interest rate swap and the Japanese bank holding the yen deposits are major financial institutions believed by management to be creditworthy.

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

NS' Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $34 million at September 30, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).   At September 30, 2010, the liability represents NS' estimate of the probable cleanup and remediation costs based on available information at 149 known locations.   As of that date, 12 sites account for $18 million of the liability, and no individual site was considered to be material.   NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 33 locations, one or more subsidiaries of NS, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Norfolk Southern's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2010.   Based on such evaluation, such officers have concluded that, as of September 30, 2010, NS' disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS' periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, management did not identify any changes in NS' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS' internal control over financial reporting.

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

On March 3, 2010, NS received a Shareholder Litigation Demand Letter alleging that NS officers and directors breached fiduciary duties by causing NS to engage in anti-competitive practices relating to the use of fuel surcharges, which have harmed or will ultimately harm NS.   The allegations in the letter relate to those contained in the ongoing fuel surcharge class action litigation.   In response to the letter, pursuant to Virginia law, the Board of Directors has created a Special Litigation Committee to review and evaluate the facts and circumstances surrounding the claims made in the Demand Letter.   On September 28, 2010, the shareholder filed a shareholder derivative complaint in United States District Court in the District of Columbia against NS, each of the current members of the Board of Directors, and David Goode.   NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

Item 1A.   Risk Factors

The risk factors included in NS' 2009 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER REPURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
			Purchased as	Value) of Shares (or
	(a) Total Number	(b) Average	Part of Publicly	Units) that may yet be
	of Shares (or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	or Programs (2)	Plans or Programs (2)
July 1-31, 2010	854,300	$54.17	854,300	57,428,250
August 1-31, 2010	2,754,321	$54.72	2,751,900	54,676,350
September 1-30, 2010	2,159,291	$58.47	2,157,200	52,519,150
Total	5,767,912		5,763,400
  Of this amount, 4,512 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

                                                                                    NORFOLK SOUTHERN CORPORATION
                                                                                    Registrant

Date:                 October 29, 2010                               /s/ Howard D. McFadden
                                                                                    Howard D. McFadden
                                                                                    Corporate Secretary (Signature)

Date:                 October 29, 2010                               /s/ C. H. Allison, Jr.
                                                                                    C. H. Allison, Jr.
                                                                                    Vice President and Controller
                                                                                    (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

4.1                   Twelfth Supplemental Indenture, dated August 26, 2010, between the   Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation's Form 8-K filed on August 26, 2010.

10.1*               Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant's receivables securitization facility.

10.2                 Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant's receivables securitization facility, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation's Form 8-K filed on October 22, 2010.

15*                  Letter regarding unaudited interim financial information.

31*                  Rule 13a-14(a)/15d-14(a) Certifications.

32*                  Section 1350 Certifications.

101*                The following financial information from Norfolk Southern Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009; (ii) the Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009; (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009; and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith.