Form 10-K
period 2010-12-31
NORFOLK SOUTHERN CORP
filed 2011-02-17
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the fiscal year ended DECEMBER 31, 2010

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934  for the transition period from ___________ to___________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation)	52-1188014 (IRS Employer Identification No.)
Three Commercial Place Norfolk, Virginia (Address of principal executive offices)	23510-2191 Zip Code
Registrant’s telephone number, including area code:	(757) 629-2680
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Norfolk Southern Corporation
Common Stock (Par Value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (X)  No (   )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes (   )  No (X)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.  Yes (X)   No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X)        Accelerated filer (   )        Non-accelerated filer (   )        Smaller reporting company (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (   )   No (X)

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, was $19,511,714,775 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2011: 356,109,351 (excluding 20,328,997 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statements to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

K2

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

Norfolk Southern was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  On June 1, 1982, Norfolk Southern acquired control of two major operating railroads, Norfolk and Western Railway Company (NW) and Southern Railway Company (Southern) in accordance with an Agreement of Merger and Reorganization dated as of July 31, 1980, and with the approval of the transaction by the Interstate Commerce Commission (now the Surface Transportation Board [STB]).  Effective December 31, 1990, Norfolk Southern transferred all the common stock of NW to Southern and Southern’s name was changed to Norfolk Southern Railway Company (Norfolk Southern Railway or NSR).  Effective September 1, 1998, NW was merged with and into Norfolk Southern Railway.  As of December 31, 2010, all the common stock of Norfolk Southern Railway was owned directly by Norfolk Southern.

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

K3

RAILROAD OPERATIONS - As of December 31, 2010, NS’ railroads operated approximately 20,000 route miles in 22 states and the District of Columbia.

The system’s line reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia, and western Pennsylvania), distribution centers, transload facilities, and other businesses located in smaller communities in its service area.

Corridors with heaviest freight volume:

New York City area to Chicago (via Allentown and Pittsburgh)

Chicago to Macon (via Cincinnati, Chattanooga, and Atlanta)

Appalachian coal fields of Virginia, West Virginia, and Kentucky to Norfolk, Virginia and Sandusky, Ohio

Cleveland to Kansas City

Birmingham to Meridian

Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated as of December 31, 2010

			Passing
			Track,
	Miles	Second and	Crossovers	Way and
	of	Other Main	and	Yard
	Road	Track	Turnouts	Switching	Total

Owned	15,535	2,781	2,001	8,320	28,637
Operated under lease, contract or trackage rights	4,648	1,882	381	801	7,712
Total	20,183	4,663	2,382	9,121	36,349

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

The following table sets forth certain statistics relating to NS’ railroads’ operations for the past 5 years:

	Years Ended December 31,

	2010	2009	2008	2007	2006
Revenue ton miles (billions)	182	159	195	196	204
Freight train miles traveled (millions)	72.6	67.5	80.0	81.9	84.2
Revenue per ton mile	$0.0523	$0.0503	$0.0546	$0.0481	$0.0462
Revenue ton miles per employee-hour worked	3,218	2,900	3,075	3,066	3,196
Ratio of railway operating expenses to railway operating revenues	71.9%	75.4%	71.1%	72.6%	72.8%

RAILWAY OPERATING REVENUES - NS’ total railway operating revenues were $9.5 billion in 2010.  See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC - Coal, coke, and iron ore - most of which is bituminous coal - is NS’ railroads’ largest commodity group as measured by revenues.  The railroads handled a total of 170.8 million tons in 2010, most of which originated on NS’ lines in West Virginia, Virginia, Pennsylvania, and Kentucky.  Revenues from coal, coke, and iron ore accounted for about 28% of NS’ total railway operating revenues in 2010.

Total coal handled through all system ports in 2010 was 36.6 million tons. Of this total, 16.6 million tons (including coastwise traffic) moved through Norfolk, Virginia, 8.3 million tons moved to various docks on the Ohio River, 7.1 million tons (including coastwise traffic) moved through the Baltimore Terminal, and 4.6 million tons moved to various Lake Erie ports.  Other than coal for export, virtually all coal handled by NS’ railroads was terminated in states east of the Mississippi River.

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K5

GENERAL MERCHANDISE TRAFFIC - General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture; consumer products and government; and paper, clay and forest products.  The automotive group includes finished vehicles for BMW, Chrysler, Ford Motor Company, General Motors, Honda, Hyundai, Mazda, Mercedes-Benz, Mitsubishi, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, and Chrysler.  The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes, and municipal wastes.  The metals and construction group includes steel, aluminium products, machinery, scrap metals, cement, aggregates, bricks, and minerals.  The agriculture, consumer products, and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol, and items for the military.  The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2010, 123 million tons of general merchandise freight, or approximately 66% of total general merchandise tonnage handled by NS, originated online.  The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.  The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.  General merchandise carloads handled in 2010 were 2.3 million, the revenues from which accounted for 53% of NS’ total railway operating revenues in 2010.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2010 were 2.9 million, the revenues from which accounted for 19% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES - In 2010, NS’ railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.  Thus, a major portion of NS’ freight business is not currently economically regulated by the government.  In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2010, NS’ railroads were found by the STB to not be “revenue adequate” based on results for the year 2009.  The STB has not made its revenue adequacy determination for the year 2010.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

K6

PASSENGER OPERATIONS

  Regularly scheduled passenger trains are operated by Amtrak on NS’ lines between the following locations:

  –          Alexandria, Virginia, and New Orleans, Louisiana
  –          Raleigh and Charlotte, North Carolina
  –          Selma and Charlotte, North Carolina
  –          Chicago, Illinois, and Porter, Indiana
  –          Chicago, Illinois, and Battle Creek, Michigan
  –          Chicago, Illinois, and Pittsburgh, Pennsylvania
  –          Chicago, Illinois, and Detroit, Michigan
  –          Pittsburgh and Harrisburg, Pennsylvania

  Commuter trains operated on the NS line between Manassas and Alexandria in accordance with a contract with two transportation commissions of the Commonwealth of Virginia
  NS leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois (METRA)
  NS operates freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over trackage owned or leased by:

  –          Amtrak
  –          New Jersey Transit
  –          Southeastern Pennsylvania Transportation Authority
  –          Metro-North Commuter Railroad Company
  –          Maryland Department of Transportation

  Passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas (see Note 5 to consolidated financial statements)

NONCARRIER OPERATIONS - NS’ noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.  In 2010, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment, under relevant authoritative accounting guidance.

RAILWAY PROPERTY

The NS railroad system extends across 22 states and the District of Columbia.  The railroad infrastructure makes the company capital intensive with net property of approximately $23 billion.

Capital Expenditures - Capital expenditures for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	($ in millions)

	2010	2009	2008	2007	2006

Roadway and all other property	$1,153	$1,128	$1,070	$894	$756
Equipment	317	171	488	447	422
Total	$1,470	$1,299	$1,558	$1,341	$1,178

Capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2011, NS has budgeted $2.2 billion of capital expenditures.

K7

Equipment - As of December 31, 2010, NS owned or leased the following units of equipment:

				Capacity of
	Owned*	Leased**	Total	Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,550	362	3,912	13,700,800
Switching	138	--	138	206,250
Auxiliary	113	--	113	--
Total locomotives	3,801	362	4,163	13,907,050

Freight cars:				(Tons)
Hopper	16,791	790	17,581	1,921,595
Box	13,201	1,233	14,434	1,190,483
Covered hopper	8,174	2,615	10,789	1,188,871
Gondola	31,186	4,697	35,883	3,871,213
Flat	2,602	1,422	4,024	363,150
Caboose	168	--	168	--
Other	4,448	87	4,535	225,161
Total freight cars	76,570	10,844	87,414	8,760,473

Other:
Work equipment	4,832	303	5,135
Vehicles	4,169	--	4,169
Highway trailers and containers	1,722	8,246	9,968
RoadRailer®	6,441	27	6,468
Miscellaneous	1,532	12,823	14,355
Total other	18,696	21,399	40,095

   *Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.
 **Includes short-term and long-term operating leases.  Freight cars include 1,773 leased from Consolidated Rail Corporation (CRC).

K8

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2010.

	Year Built
						2001-	1996-	1995 &
	2010	2009	2008	2007	2006	2005	2000	Before	Total

Locomotives:
No. of units	42	--	40	90	143	556	746	2,184	3,801
% of fleet	1%	--%	1%	2%	4%	15%	20%	57%	100%

Freight cars:
No. of units	150	514	2,350	1,200	404	165	5,771	66,016	76,570
% of fleet	--%	1%	3%	2%	--%	--%	8%	86%	100%

The following table shows the average age of NS’ owned locomotive and freight car fleets at December 31, 2010, and the number of retirements in 2010:

	Locomotives	Freight Cars

Average age - in service	20.5 years	31.0 years
Retirements	75 units	2,002 units
Average age - retired	28.4 years	41.9 years

Ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment marketability.  The locomotive bad order ratio includes all units (owned and leased) out of service for required inspections every 92 days, program work such as overhauls, and unscheduled maintenance.

	Annual Average Bad Order Ratio

	2010	2009	2008	2007	2006
Locomotives	6.7%	6.1%	5.8%	5.7%	5.7%
Freight cars	5.8%	4.5%	4.5%	4.9%	6.4%

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $112 million as of December 31, 2010, and $150 million as of December 31, 2009.

Track Maintenance - Of the approximately 36,300 total miles of track operated, NS had the responsibility for maintaining about 29,400 miles of track, with the remainder being operated under trackage rights from another party responsible for maintenance.

Over 80% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 43% of NS lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2010.

K9

The following table summarizes several measurements regarding NS’ track roadway additions and replacements during the past five years:

	2010	2009	2008	2007	2006

Track miles of rail installed	422	434	459	401	327
Miles of track surfaced	5,326	5,568	5,209	5,014	4,871
New crossties installed (millions)	2.6	2.7	2.7	2.7	2.7

Microwave System - The NS microwave system, consisting of approximately 7,400 radio route miles, 425 core stations, 30 secondary stations, and 5 passive repeater stations, provides communications between most operating locations.  The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control - Of the approximately 16,500 route miles dispatched by NS, about 11,000 miles are signalized, including 8,100 miles of centralized traffic control (CTC) and 2,900 miles of automatic block signals.  Of the 8,100 miles of CTC, approximately 4,050 miles are controlled by data radio originating at 284 base station radio sites.

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

ENVIRONMENTAL MATTERS - Compliance with federal, state, and local laws and regulations relating to the protection of the environment is a principal NS goal.  To date, such compliance has not affected materially NS’ capital additions, earnings, liquidity, or competitive position.  See “Legal Proceedings,” Part I, Item 3; “Personal Injury, Environmental, and Legal Liabilities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 to the Consolidated Financial Statements.

EMPLOYEES - The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2010	2009	2008	2007	2006

Average number of employees	28,559	28,593	30,709	30,806	30,541

Average wage cost per employee	$69,000	$63,000	$66,000	$62,000	$62,000

Average benefit cost per employee	$37,000	$32,000	$31,000	$30,000	$32,000

More than 80% of NS’ railroad employees are covered by collective bargaining agreements with various labor unions.  See the discussion of “Labor Agreements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION - In addition to environmental, safety, securities, and other regulations generally applicable to all business, NS’ railroads are subject to regulation by the STB.  The STB has jurisdiction over some rates, routes, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.  The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers.  The Federal Railroad Administration regulates certain track and mechanical equipment standards.

K10

The relaxation of economic regulation of railroads, under the Staggers Rail Act of 1980, includes exemptions of intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar traffic, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing.  Transportation contracts on these shipments and on regulated shipments effectively remove those shipments from regulation as well for the duration of the contract.  About 87% of NS’ freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts were made in 2010 to re-subject the rail industry to increased federal economic regulation and such efforts are expected to continue in 2011.  The Staggers Rail Act of 1980, which substantially balanced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, NS will continue to oppose efforts to reimpose increased economic regulation.

COMPETITION - There is continuing strong competition among rail, water, and highway carriers.  Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company.  Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery, and consumer products.  Even for raw materials, semifinished goods, and work-in progress, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

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

K11

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

Similarly, NS is guided in its operations by various supplemental security action items issued by DHS and U.S. Department of Transportation (DOT), U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in 2006 in collaboration with TSA, DOT, and the freight railroads.  Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA) begun in 2004.  Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.  These action items and NS’ compliance initiatives are outlined in the various departmental sections of the NS Departmental Security Plan.  NS has taken appropriate actions to be compliant with the 2008 TSA Final Security Rule addressing Rail Security Sensitive Materials (RSSM) to ensure these shipments are properly inspected and that positive chain-of-custody is maintained when required.  NS has met the September 2009 deadline to be in compliance with the 2008 Pipeline and Hazardous Materials Safety Administration (PHMSA) rail-routing regulations outlined in Docket HM-232E.  In 2010, this methodology and selected routes were reviewed by PHMSA, and found to be compliant with the regulation.

In 2010, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, NS provided rail accident response training to approximately 4,890 emergency responders, such as local police and fire personnel, representing over 19,400 man-hours of emergency response training.  NS also conducted railroad operations classes for FBI agents and the railroad liaison agents from Joint Terrorism Task Forces.  NS’ other training efforts throughout 2010 included participation in 12 drills for local, state, and federal agencies.  NS also has ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course (SERTC) conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

Improvements in equipment design also are expected to play a role in enhancing rail security.  PHMSA, in coordination with the FRA, is amending the Hazardous Materials Regulations to prescribe enhanced safety measures for rail transportation of TIH materials, including interim design standards for railroad tank cars.  The rule mandates commodity-specific improvements in safety features and design standards for newly manufactured DOT specification tank cars and an improved top fittings performance standard.  The interim standards established in this rule will enhance the accident survivability of TIH tank cars.

K12

Item 1A. Risk Factors

NS is subject to significant governmental legislation and regulation over commercial, operating and environmental matters.  Railroads are subject to the enactment of laws by Congress that could increase economic regulation of the industry.  Railroads presently are subject to commercial regulation by the STB, which has jurisdiction over some routes, rates and fuel surcharges, conditions of service, and the extension or abandonment of rail lines.  The STB also has jurisdiction over consolidations, mergers, or acquisitions involving rail common carriers.  Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on NS’ ability to determine prices for rail services and result in a material adverse effect in the future on NS’ financial position, results of operations, or liquidity in a particular year or quarter.  This potential material adverse effect could also result in reduced capital spending on NS’ rail network or abandonment of lines.

Railroads are subject to safety and security regulation by the DOT and the DHS, which regulate most aspects of NS’ operations.  Compliance with the Rail Safety Improvement Act of 2008 will result in additional operating costs associated with the statutorily mandated implementation of positive train control by 2015.  In addition to increased capital expenditures, implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

NS’ operations are subject to extensive federal and state environmental laws and regulations concerning, among other things, emissions to the air; discharges to waterways or ground water supplies; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases.  The risk of incurring environmental liability - for acts and omissions, past, present, and future - is inherent in the railroad business.  This risk includes property owned by NS, whether currently or in the past, that is or has been subject to a variety of uses, including NS railroad operations and other industrial activity by past owners or past and present tenants of NS.  Environmental problems that are latent or undisclosed may exist on these properties, and NS could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties.  Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time, and the resulting liabilities could have a significant effect on financial position, results of operations, or liquidity in a particular year or quarter.

NS, as a common carrier by rail, must offer to transport hazardous materials, regardless of risk. Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.

NS may be affected by terrorism or war.  Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect NS’ results of operations, financial position, or liquidity in a particular year or quarter.  Because NS plays a critical role in the nation’s transportation system, it could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

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

K13

NS may be affected by climate change legislation or regulation.  Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions.  Moreover, even without such legislation or regulation, government incentives and adverse publicity relating to GHG’s could affect certain of our customers and the markets for certain of the commodities we carry.  Restrictions, caps, taxes, or other controls on GHG emissions, including diesel exhaust, could significantly increase NS’ operating costs, decrease the amount of traffic handled, and decrease the value of coal reserves owned by NS, and thus could have an adverse effect on NS’ operating results, financial position and liquidity.  Such restrictions could affect NS’ customers that (1) use commodities that NS carries to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities NS carries, or (3) manufacture or produce goods that consume significant amounts of energy.

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

NS relies on technology and technology improvements in its business operations.  If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficulties, which could have a material adverse impact on its results of operations, financial condition, and liquidity in a particular year or quarter.  Additionally, if NS does not have sufficient capital to acquire new technology or it is is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its financial position, results of operations, or liquidity in a particular year or quarter.

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

NS may be subject to various claims and lawsuits that could result in significant expenditures.  The nature of NS’ business exposes it to the potential for various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters.  Job-related personal injury and occupational claims are subject to the Federal Employer’s Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.

K14

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS’ operating results, financial condition, and liquidity to the extent not covered by insurance.  NS has obtained insurance for potential losses for third-party liability and first-party property damages.  Specified levels of risk are retained on self-insurance bases (currently up to $50 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in its care, custody, or control).  Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

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

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.  NS consumed about 440 million gallons of diesel fuel in 2010.  Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.  If a severe fuel supply shortage arose from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, NS’ financial position, results of operations, or liquidity in a particular year or quarter could be materially adversely affected.  Also, such an event would impact NS as well as its customers and other transportation companies.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment.   Additionally, NS competes with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties.  Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages of materials that could have a material affect on NS’ financial position, results of operations, or liquidity in a particular year or quarter.

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

Item 1B. Unresolved Staff Comments

None.

K15

Item 3. Legal Proceedings

On June 25, 2010, the Ohio Attorney General filed a complaint in the Ashtabula Court of Common Pleas alleging certain violations of water laws by NS’ coal dock in Ashtabula, Ohio and seeking injunctive relief and civil penalties.  The complaint was filed simultaneously with a Consent Order for Preliminary Injunction that governs the installation of additional pollution control equipment at the dock.  This matter relates to previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency in early 2008.  The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to January 2009.  Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we described them here consistent with SEC rules and requirements.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

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

On March 3, 2010, NS received a Shareholder Litigation Demand Letter alleging that NS officers and directors breached fiduciary duties by causing NS to engage in anti-competitive practices relating to the use of fuel surcharges, which have harmed or will ultimately harm NS.  The allegations in the letter relate to those contained in the ongoing fuel surcharge class action litigation.  In response to the letter, pursuant to Virginia law, the Board of Directors created a Special Litigation Committee to review and evaluate the facts and circumstances surrounding the claims made in the Demand Letter.  On September 28, 2010, the shareholder filed a shareholder derivative complaint in United States District Court in the District of Columbia against NS, each of the current members of the Board of Directors, and former Chairman, President, and Chief Executive Officer.  Following an investigation utilizing independent counsel, the Special Litigation Committee issued a report on November 22, 2010 concluding unanimously that the Company should take no action in response to the Demand and should move to dismiss the Derivative Action because it is not in the best interest of the Company.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

On August 30, 2010, the Pipeline Hazardous Material Safety Administration (“PHMSA”) sent NS a Notice of Probable Violation (“NPV”) and assessment of possible penalty related to a 2009 audit PHMSA conducted at a 5.5-mile locomotive fuel pipeline serving the railroad’s Brosnan Yard in Macon, Georgia.  In addition, on December 13, 2010, NS made voluntary disclosures to PHMSA regarding potential violations relative to a 5.5-mile pipeline in Goldsboro, North Carolina, that is owned by a wholly owned subsidiary and that supplies jet fuel to the United States Air Force.  It is likely that these matters will involve potential fines, penalties, or other monetary sanctions in excess of $100,000 and are therefore described here consistent with SEC rules and requirements.  NS does not believe resolution of these claims will have a material effect on its financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

K16

Executive Officers of the Registrant.

Norfolk Southern’s executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, as of February 1, 2011, relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 58, Chairman, President and Chief Executive Officer	Present position since February 1, 2006. Served as President and Chief Executive Officer from November 1, 2005 to February 1, 2006.

Deborah H. Butler, 56, Executive Vice President – Planning and Chief Information Officer	Present position since June 1, 2007. Served as Vice President – Customer Service from July 1, 2004 to June 1, 2007.

James A. Hixon, 57, Executive Vice President – Law and Corporate Relations	Present position since October 1, 2005.

Mark D. Manion, 58, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009. Served as Executive Vice President – Operations from October 1, 2004 to April 1, 2009.

John P. Rathbone, 58, Executive Vice President – Administration	Present position since October 1, 2004.

Donald W. Seale, 58, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006. Served as Executive Vice President – Sales and Marketing from October 1, 2004 to April 1, 2006.

James A. Squires, 49, Executive Vice President – Finance and Chief Financial Officer	Present position since July 1, 2007.
  Served as Executive Vice President – Finance from April 1, 2007 to
  July 1, 2007; as Senior Vice President – Financial Planning from April 1, 2006 to April 1, 2007; and as Senior Vice President – Law from October 1, 2004 to April 1, 2006.

Clyde H. Allison, Jr., 47, Vice President and Controller	Present position since April 1, 2009.
  Served as Assistant Vice President Corporate Accounting from
  February 1, 2008 to April 1, 2009; as Assistant Vice President Accounting
  Operations from June 1, 2006 to February 1, 2008; and Assistant Vice
President Strategic Sourcing from November 1, 2001 to June 1, 2006.

K17

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
STOCK PRICE AND DIVIDEND INFORMATION

The Common Stock of Norfolk Southern Corporation, owned by 35,416 stockholders of record as of December 31, 2010, is traded on the New York Stock Exchange under the symbol “ NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2010 and 2009.

	Quarter

2010	1st	2nd	3rd	4th
Market Price
High	$56.20	$61.15	$59.88	$62.99
Low	46.31	52.19	50.50	58.37
Dividends per share	$0.34	$0.34	$0.36	$0.36

2009	1st	2nd	3rd	4th
Market Price
High	$49.90	$41.23	$49.23	$54.24
Low	26.95	34.43	35.87	43.26
Dividends per share	$0.34	$0.34	$0.34	$0.34

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares (or Units)	(or Approximate Dollar
	of Shares	Price Paid	Purchased as Part of	Value) of Shares (or Units)
	(or Units)	per Share	Publicly Announced	that may yet be Purchased
Period	Purchased(1)	(or Unit)	Plans or Programs(2)	Under the Plans or Programs(2)

October 1-31, 2010	1,488,578	60.62	1,486,413	51,032,737

November 1-30, 2010	2,929,977	61.27	2,927,502	48,105,235

December 1-31, 2010	2,493,928	62.62	2,487,957	45,617,278

Total	6,912,483		6,901,872
  (1)   Of this amount, 10,611 represents shares tendered by employees in connection with the exercise of stock options under the
          Long-term Incentive Plan.
  (2)   On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015.  On March 27, 2007, the Board of Directors
          amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010.  On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.

K18

Item 6. Selected Financial Data

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
FIVE-YEAR FINANCIAL REVIEW

	2010	2009	2008	2007	2006
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$9,516	$7,969	$10,661	$9,432	$9,407
Railway operating expenses	6,840	6,007	7,577	6,847	6,850
Income from railway operations	2,676	1,962	3,084	2,585	2,557

Other income - net	153	127	110	93	149
Interest expense on debt	462	467	444	441	476
Income before income taxes	2,367	1,622	2,750	2,237	2,230

Provision for income taxes	871	588	1,034	773	749
Net income	$1,496	$1,034	$1,716	$1,464	$1,481

PER SHARE DATA
Net income - basic	$4.06	$2.79	$4.58	$3.73	$3.62
- diluted	$4.00	$2.76	$4.52	$3.68	$3.57
Dividends	$1.40	$1.36	$1.22	$0.96	$0.68
Stockholders’ equity at year end	$29.85	$28.06	$26.23	$25.64	$24.19

FINANCIAL POSITION
Total assets	$28,199	$27,369	$26,297	$26,144	$26,028
Total debt	$7,025	$7,153	$6,667	$6,368	$6,600
Stockholders’ equity	$10,669	$10,353	$9,607	$9,727	$9,615

OTHER
Capital expenditures	$1,470	$1,299	$1,558	$1,341	$1,178

Average number of shares
outstanding (thousands)	366,522	367,077	372,276	389,626	405,988
Number of stockholders at year end	35,416	37,486	35,466	36,955	38,900
Average number of employees:
Rail	28,160	28,173	30,241	30,336	30,079
Nonrail	399	420	468	470	462
Total	28,559	28,593	30,709	30,806	30,541

See accompanying Consolidated Financial Statements and notes thereto.

K19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

NS’ results in 2010 reflect a substantial increase in revenues due to increased traffic volumes and higher average revenue per unit, driven by the growth of domestic and global economies.  Revenues increased $1.5 billion, or 19%, in 2010, as higher demand for rail freight transportation led to additional volumes.  Carloadings were up 806,800 units, or 14%, reflecting growth in all commodity groups.   Operating expenses increased $833 million, reflecting increased traffic volumes as well as higher fuel prices.  Despite the 14% increase in expenses, the operating ratio, a measure of the amount of operating revenues consumed by operating expenses, improved to 71.9%, and income from railway operations rose 36%.

Cash provided by operating activities was $2.7 billion, which allowed for capital expenditures and share repurchases.  During 2010, 14.7 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $863 million.  Since inception of the stock repurchase program in 2006, NS has repurchased and retired 79.4 million shares of Common Stock at a total cost of $4.1 billion.  At December 31, 2010, cash, cash equivalents, and short-term investments totaled $1.1 billion.

Looking forward to 2011, NS expects revenues to increase, reflecting higher traffic volumes but at a more modest pace than seen in 2010, and improved average revenue per unit.  NS plans to continue to focus on safety, improve service levels and maintain a market-based approach to pricing.

SUMMARIZED RESULTS OF OPERATIONS

2010 Compared with 2009

Net income in 2010 was $1.5 billion, or $4.00 per diluted share, up $462 million, or 45%, compared with $1.0 billion, or $2.76 per diluted share, in 2009.  The increase in net income was primarily due to higher income from railway operations that was offset in part by higher income taxes (see Note 3).  Railway operating revenues increased $1.5 billion, reflecting higher traffic volumes and higher average revenue per unit, including fuel surcharges.  Railway operating expenses increased $833 million, principally due to higher volume-related expenses and fuel prices.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions and traffic volume, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For 2010, excluding the impact of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

K20

2009 Compared with 2008

Net income in 2009 was $1.0 billion, or $2.76 per diluted share, down $682 million, or 40%, compared with $1.7 billion, or $4.52 per diluted share, in 2008.  The decrease in net income was primarily due to lower income from railway operations that was offset in part by lower income taxes (see Note 3).  Railway operating revenues decreased $2.7 billion, reflecting lower traffic volumes and lower average revenue per unit primarily a result of decreased fuel surcharges.  Railway operating expenses decreased $1.6 billion, primarily due to lower volume-related expenses and fuel prices.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $9.5 billion in 2010, $8.0 billion in 2009, and $10.7 billion in 2008.  The following table presents a three-year comparison of revenues, volumes, and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,719	$2,264	$3,111	1,556.7	1,418.5	1,765.7	$1,747	$1,596	$1,762
General merchandise:
Agr./consumer/gov’t.	1,326	1,181	1,282	627.7	563.3	612.4	2,113	2,097	2,093
Chemicals	1,302	1,056	1,238	406.1	345.0	393.7	3,207	3,061	3,144
Metals/construction	1,013	745	1,251	628.4	504.2	742.4	1,612	1,478	1,686
Paper/clay/forest	712	666	898	327.7	306.4	394.1	2,171	2,172	2,280
Automotive	648	527	823	290.4	289.4	412.2	2,232	1,821	1,997
General merchandise	5,001	4,175	5,492	2,280.3	2,008.3	2,554.8	2,193	2,079	2,150

Intermodal	1,796	1,530	2,058	2,927.1	2,530.5	3,029.0	614	605	679

Total	$9,516	$7,969	$10,661	6,764.1	5,957.3	7,349.5	$1,407	$1,338	$1,451

Revenues increased $1.5 billion in 2010, but decreased $2.7 billion in 2009.  As reflected in the table on the following page, the increase in 2010 was due to increased traffic volumes and higher average revenue per unit, which was driven by higher fuel surcharges and rate increases, offset in part by the effects of changes in the mix of traffic.  The decrease in 2009 was due to decreased traffic volumes and lower average revenue per unit, as a result of lower fuel surcharges, that more than offset rate increases.  Fuel surcharge revenue amounted to $724 million in 2010, compared with $370 million in 2009, and $1.6 billion in 2008.  If fuel prices remain at or near year-end 2010 levels, fuel surcharge revenues will increase in 2011.

Many of NS’ negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $28 million in 2010 and $50 million in 2009, but increased fuel surcharge revenue by approximately $100 million in 2008.

K21

Revenue Variance Analysis
Increases (Decreases)

	2010 vs. 2009	2009 vs. 2008
	($ in millions)

Traffic volume (units)	$1,079	$(2,020)
Revenue per unit	468	(672)
Total	$1,547	$(2,692)

For 2010, the favorable volume variance accounted for 70% of the total increase, reflecting traffic volume improvements in all commodity groups.  Volumes increased by 806,800 units, or 14%, reflecting the strengthening of the economy.  The favorable revenue per unit variance reflected increased fuel surcharges and higher rates, offset in part by the effects of changes in the mix of traffic.

In 2009, the unfavorable volume variance accounted for 75% of the total decrease, reflecting traffic volume declines for all commodity groups.  Volumes declined by 1.4 million units, or 19%, reflecting the weakened economy.  The unfavorable revenue per unit variance was driven by decreased fuel surcharges, offset in part by higher rates.

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS is disputing these allegations.  Since June 1, 2009, in the case of DuPont, and since January 1, 2011, in the case of SMEPA, NS has been billing and collecting amounts from the customers based on the challenged tariff rates.  Management presently expects resolution of these cases to occur in late 2012 or 2013.  Although the cases have not progressed to a point where management can evaluate the likelihood of the outcome, unfavorable rulings could have a materially adverse effect on NS’ financial position, results of operations, or liquidity.

COAL revenues increased $455 million, or 20%, compared with 2009, reflecting higher average revenue per unit and a 10% increase in traffic principally due to a rise in domestic and global steel production.  Coal average revenue per unit was up 9%, compared with 2009, reflecting increased fuel surcharge revenue and improved pricing.

For 2011, coal revenues are expected to increase due to higher volumes and increased average revenue per unit driven by pricing improvement, higher fuel surcharges, and contract escalators.

Coal represented 28% of NS’ revenues in 2010 and 80% of shipments handled originated on NS’ lines.  As shown in the following table, tonnage increased in all coal markets.

Total Coal, Coke, and Iron Ore Tonnage

	2010	2009	2008
	(tons in thousands)

Utility	120,737	120,278	144,451
Export	22,750	17,885	23,069
Domestic metallurgical	19,771	11,848	18,155
Industrial	7,573	7,509	8,553
Total	170,831	157,520	194,228

In 2009, coal revenues decreased $847 million, or 27%, compared with 2008, reflecting a 20% decrease in traffic volume due to lower coal consumption in the utility and global raw steel sectors and lower average revenue per unit.  Coal average revenue per unit was down 9% compared with 2008, reflecting decreased fuel surcharges and declining rate adjustment factors that more than offset rate increases.

K22

Utility coal tonnage improved slightly as residential demand increased due to severe winter weather and above average summer temperatures on the east coast.  Additionally, electricity demand in the industrial sector was higher.  These increases more than offset the effects of low natural gas prices and the divergence of utility coal to the export market.

In 2009, utility coal tonnage decreased 17% compared with 2008, a result of lower demand for electricity induced by the downturn in the U.S. economy, natural gas competition, and utility coal stockpiles that were above target levels across NS’ service area.

For 2011, utility coal tonnage is anticipated to increase as new mines come on line and a previously idled plant resumes operations.  However, utility coal will have to compete with continued low natural gas prices.

Export coal tonnage increased 27% compared to 2009, reflecting increased global demand for coal used in steel production.  Tonnage handled through Norfolk was up about 1.3 million tons, or 9%, and Baltimore tonnage handled increased about 3.5 million tons, or 97%.

In 2009, export coal tonnage decreased 22% compared to 2008, reflecting the global recession, reduced demand for steel production and high inventory levels.  Norfolk tonnage handled decreased about 3.1 million tons, or 18%, and Baltimore tonnage was down about 2.1 million tons, or 37%.

For 2011, export coal tonnage is expected to increase in response to the impact of Australian flooding on global coal supply and the expected continuation of strong global demand for steel.

Domestic metallurgical coal, coke, and iron ore tonnage increased 67% compared with 2009, as domestic steel production improved due to an increase in steel demand as blast furnaces resumed operations.

In 2009, domestic metallurgical coal, coke, and iron ore tonnage decreased 35% compared with 2008, reflecting reduced demand for raw steel caused by the downturn in the U.S. economy which led to blast furnace outages, reduced coke production schedules, and high inventory levels.

For 2011, domestic metallurgical coal, coke, and iron ore tonnage is expected to be flat compared to 2010.

Other coal tonnage (principally steam coal shipped to industrial plants) increased 1% compared to 2009, primarily due to new business and increased demand in the steel market.

In 2009, other coal tonnage decreased 12% compared to 2008, primarily due to reduced production at NS-served plants caused by the downturn in the U.S. economy.

For 2011, other coal tonnage is expected to be flat compared to 2010.

GENERAL MERCHANDISE revenues in 2010 increased $826 million, or 20%, compared with 2009, reflecting a 14% increase in traffic volume and a 5% improvement in average revenue per unit, reflecting increased fuel surcharge revenue and higher rates.

K23

In 2009, general merchandise revenues decreased $1.3 billion, or 24%, compared with 2008, reflecting a 21% decline in traffic volume and a 3% decrease in average revenue per unit, as higher rates were overshadowed by decreased fuel surcharge revenues.

Agriculture, consumer products, and government revenues increased 12%, compared with 2009, due to an 11% increase in traffic volume and a 1% increase in average revenue per unit.  The increase in traffic volume was a result of more shipments of sweeteners and corn due to continued strength in the demand for ethanol; higher fertilizer volumes due to farmers replenishing nutrients to meet increased crop demand; and, increased feed volumes due to a strong export market.

In 2009, agriculture, consumer products, and government revenues decreased 8%, compared with 2008.  The revenue decline resulted from an 8% decrease in traffic volumes as plant closures and production curtailments led to fewer shipments of fertilizer and corn.

For 2011, agriculture revenues are expected to improve as a result of increased volumes and higher average revenue per unit, reflecting expected growth in sweeteners and corn driven by gains in the ethanol market.

Chemicals revenue in 2010 increased 23%, compared with 2009, due to an 18% increase in traffic volume and a 5% growth in average revenue per unit, reflecting higher rates and increased fuel surcharges.  Volume gains reflected new business of fly ash in addition to higher shipments of petroleum, industrial intermediates, plastics, and miscellaneous chemicals resulting from improvements in the economy.

In 2009, chemicals revenues decreased 15%, compared with 2008, due to a 12% decrease in traffic volume and a 3% decline in average revenue per unit, primarily a result of lower fuel surcharges.  The decline in traffic volume was a result of continued weakness in housing construction which drove declines in industrial intermediates, plastics and miscellaneous chemicals.  Volumes associated with pretroleum-based products also declined as a result of reduced demand for asphalt and production curtailments.

For 2011, chemicals revenues are anticipated to increase as higher average revenue per unit coupled with increased shipments of petroleum products, plastics, and industrial intermediates, which partially offset lower volumes of fly ash.

Metals and construction revenues increased 36% in 2010, reflecting a 25% increase in traffic volume and a 9% increase in average revenue per unit, driven by pricing gains and increased fuel surcharges.  The increase in traffic volume was principally due to more shipments of coil, iron and steel, and scrap metal due to increased steel and automotive production, as well as higher shipments of fractionating sand for natural gas drilling.

In 2009, metals and construction revenues decreased 40%, reflecting a 32% decrease in traffic volume and a 12% decline in average revenue per unit, primarily a result of lower fuel surcharges.  The decline in traffic volume was principally due to lower coil, scrap metal, iron and steel shipments, in addition to reduced demand for construction materials as a result of continued weakness in the housing, infrastructure, and automotive sectors.

For 2011, metals and construction revenues are expected to increase as a result of higher metal-related traffic volumes due to increased domestic and global steel production, in addition to growth in the natural gas drilling sector.  Additionally, average revenue per unit is expected to be higher.

Paper, clay and forest products revenues increased 7% in 2010, compared with 2009.  The improvement resulted from a 7% increase in traffic volumes, reflecting increased pulp board, pulp, kaolin, lumber, and newsprint shipments as a result of improvements in the domestic and global economics.

In 2009, paper, clay, and forest products revenues decreased 26%, compared with 2008, due to a 22% decrease in traffic volumes and a 5% decline in average revenue per unit, primarily a result of lower fuel surcharges.  The volume decline reflected lower pulp board, lumber, kaolin, printing paper, and wood chip shipments due to reduced U.S. paper production and the slowdown in the housing market.

For 2011, paper, clay, and forest products revenues are expected to be modestly higher as increased average revenue per unit is expected to be offset in part by reduced shipments of woodchips, pulp board, kaolin, pulp, and newsprint due to customer sourcing changes and the continued weak demand for paper.

K24

Automotive revenues rose 23%, compared to 2009.  A network redesign that eliminated reloadings at mixing centers resulted in fewer carloads and higher revenue per unit.  Approximately 33,200 carloads were eliminated in 2010 as a result of the design changes in the automotive network.  This reduction in carloadings was completely offset by higher volumes associated with the 40% increased production of North American light vehicles.

In 2009, automotive revenues decreased 36%, compared to 2008, reflecting lower traffic volumes and decreased average revenue per unit as fuel surcharges were lower.  Volumes decreased 30%, primarily as a result of a 32% decrease in North American light vehicle production as manufacturers cut production in line with consumer demand.

For 2011, automotive revenues are expected to increase, driven by volume gains due to a projected increase in North American light vehicle production, in addition to higher average revenue per unit related to rate increases from escalators and contract renegotiation.

INTERMODAL revenues increased $266 million, or 17%, compared with 2009, reflecting a 16% increase in traffic volume and a 1% improvement in average revenue per unit.  In 2010, all intermodal segments experienced volume increases, reflecting a steadily improving economy as well as an increase in market demand.  Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 27%; international traffic volume improved 7%; premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 16%; and Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a 5% growth in volume.

In 2009, intermodal revenues decreased $528 million, or 26%, compared with 2008, reflecting a 16% reduction in traffic volume and an 11% decrease in average revenue per unit.  In 2009, all intermodal segments experienced depressed volumes, reflecting the weak economy and lower consumer demand.  International traffic volume declined 30%; premium business decreased 14%; Triple Crown experienced a 10% drop in volume; and domestic volume decreased less than 1%.

For 2011, intermodal revenues are expected to increase due to higher average revenue per unit and volumes as a result of steadily improving economy and an increase in market demand.

Railway Operating Expenses

Railway operating expenses in 2010 were $6.8 billion, up $833 million, or 14% compared to 2009.  Expenses in 2009 were $6 billion, down $1.6 billion, or 21% compared to 2008.  The increase in 2010 was primarily due to increased volume-related expenses and higher fuel prices.  The decrease in 2009 was primarily due to lower volume-related expenses and lower fuel prices.  The railway operating ratio, which measures the percentage of operating revenues consumed by operating expenses, improved to 71.9% in 2010, compared with 75.4% in 2009 and 71.1% in 2008.

K25

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2010 vs. 2009	2009 vs. 2008
	($ in millions)

Compensation and benefits	$307	$(283)
Purchased services and rents	74	(196)
Fuel	354	(913)
Depreciation	(18)	33
Materials and other	116	(211)
Net Increase (Decrease)	$833	$(1,570)

Compensation and benefits, which represents 40% of total operating expenses, increased $307 million, or 13% compared with 2009.  The rise was principally the result of higher:

  employee activity levels associated with increased traffic volumes (up $88 million), health and welfare benefit costs for active and retired employees (up $67 million), wage rates (up $51 million),
  incentive and stock-based compensation (up $48 million),
  pension expenses (up $30 million), and
  payroll taxes (up $19 million).

In 2009, compensation and benefits decreased $283 million, or 11%, compared with 2008, primarily due to lower volume-related payroll (down $217 million); reduced incentive and stock-based compensation (down $117 million); the absence of the cost of lump-sum payments due under the 2008 Brotherhood of Locomotive Engineers and Trainmen (BLET) agreement ($31 million); and, lower payroll taxes (down $26 million).  These decreases were partially offset by increased wage rates (up $53 million); increased pension costs (up $42 million); and higher medical benefits (up $25 million).

NS employment averaged 28,559 in 2010, compared with 28,593 in 2009 and 30,709 in 2008.  Looking forward to 2011, NS expects employment levels to be more in-line with 2008 employment levels and accordingly, increased compensation and benefits expenses as a result of anticipated volume increases and expected higher health and welfare benefit rates ($30 million) for agreement employees.

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $74 million, or 5%, in 2010 compared to 2009, but decreased $196 million, or 12%, in 2009 compared to 2008.

Purchased services costs were $1.2 billion in 2010, $1.1 billion in 2009, and $1.2 billion in 2008.  The increase in 2010 was driven by higher costs associated with volume-related services.  The decrease in 2009 reflected lower volume-related expenses such as transportation operating costs (including automotive-related costs and crew transportation expenses), intermodal operations costs, and mechanical and engineering expenses (largely because of reduced maintenance activities).  These declines were offset in part by increased professional and legal services.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to NS for the use of its equipment, amounted to $326 million, $316 million, and $357 million for 2010, 2009, and 2008, respectively.  The increase in 2010 was principally due to higher traffic volumes, whereas the decrease in 2009 was principally due to lower traffic volumes.

K26

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $354 million, or 49%, in 2010, compared with 2009, but decreased $913 million, or 56%, in 2009, compared with 2008.  The increase in 2010 was principally the result of higher fuel prices (locomotive fuel prices increased 33%) which had an effect of $271 million, as well as increased fuel consumption (locomotive fuel consumption rose 12%) which had an effect of $83 million.  The decline in 2009 reflected lower fuel prices, which had an impact of $600 million, and reduced fuel consumption, which had an impact of $313 million.  In 2009, locomotive fuel prices declined 47%, and locomotive fuel consumption fell 19% in 2009.

Depreciation expense decreased $18 million, or 2%, in 2010 compared to 2009, but increased $33 million, or 4%, in 2009 compared to 2008.  The decrease in 2010 reflects lower depreciation rates resulting from the equipment study that was completed in the first quarter of 2010, which more than offset the effects of NS’ increased roadway and equipment capital base.

The increase in 2009 was a reflection of substantial capital investments and improvements.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $116 million, or 18%, in 2010 compared with 2009, but decreased $211 million, or 25%, in 2009 compared with 2008, as shown in the following table.

	2010	2009	2008
	($ in millions)

Materials	$346	$309	$380
Casualties and other claims	142	102	180
Other	269	230	292
Total	$757	$641	$852

The increase in 2010 reflected increased locomotive and roadway materials expenses, reduced favorable personal injury claims development, the absence of the $21 million favorable settlement of a multi-year tax dispute that benefited 2009, and higher costs associated with supplies, employee travel, derailments, environmental remediation, and property taxes.

The decrease in 2009 reflected lower locomotive, freight car, and roadway materials expenses, lower loss and damage claims, favorable personal injury claims development, reduced employee travel costs, a $21 million favorable adjustment related to settlement of a multi-year state tax dispute, and the absence of the 2008 Avondale Mills settlement (see additional discussion below).

In 2011, NS expects materials expenses for locomotive and railcar equipment to increase by approximately $55 million due to higher traffic volumes.

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005 derailment in Graniteville, SC.  A portion of the settlement was not reimbursed by insurance and was included in 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.  The estimate includes amounts related to property damage, personal injury and response costs.  NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers.  NS engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS.  During the first quarter of 2010, NS settled the arbitration claim ($100 million) with one of the insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  The remaining insurance claim was arbitrated in December 2010.  NS is currently awaiting a ruling from the arbitration panel.  NS believes that the arbitration panel will rule in favor of NS and recovery of the recorded receivables for the contested portion ($43 million) is probable.

The largest component of casualties and other claims expense is personal injury costs.  Cases involving occupational injuries comprised about 44% of total employee injury cases resolved and about 31% of total employee injury payments made.  With its long-established commitment to safety, NS continues to work actively to eliminate all employee injuries and to reduce the associated costs.  With respect to occupational injuries, which are not caused by a specific accident or event but allegedly result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.  The majority of these types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.  The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.

K27

NS maintains substantial amounts of insurance for potential third-party liability and property damage claims.  It also retains reasonable levels of risk through self-insurance (see Note 17).  NS expects insurance costs to be slightly lower in 2011.

Other Income – Net

Other income – net was $153 million in 2010, $127 million in 2009, and $110 million in 2008 (see Note 2).  The increase in 2010 reflected higher gains on the sale of property, including a $35 million gain on the sale of land to the City of Virginia Beach, Virginia and a $13 million favorable coal royalty settlement.  These increases were offset in part by increased interest expense (net) on uncertain tax positions and other tax contingencies (which includes the absence of 2009 favorable resolution of prior years’ tax matters).

The increase in 2009 reflected higher net returns from corporate-owned life insurance (up $32 million) offset in part by fewer gains on the sale of property (down $11 million).

Income Taxes

Income tax expense in 2010 was $871 million, for an effective rate of 37%, compared with effective rates of 36% in 2009 and 38% in 2008.  The increase in the rate for 2010 was primarily due to a $27 million charge to deferred tax expense due to a change in the tax law impacting the Medicare Part D retiree drug subsidy program, a lower benefit from Conrail equity, and an increase in state taxes, offset in part by a $34 million benefit resulting from a change in estimate related to NS’ deferred taxes.  The decrease in the rate for 2009 was primarily due to improved net returns from corporate-owned life insurance and the favorable resolution of state tax issues.

Fifty-percent bonus depreciation was allowed for federal income taxes for 2008 through 2010.  In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act increased bonus depreciation to 100 percent for the period September 2010 through the end of 2011 and allows 50 percent bonus depreciation in 2012.  Bonus depreciation does not have a material effect on NS’ total provision for income taxes or effective tax rate, but does significantly lower current tax expense and the related cash outflows for income taxes paid.

NS’ consolidated federal income tax return for 2008 is being audited by the IRS.

K28

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, NS’ principal source of liquidity, was $2.7 billion in 2010 compared with $1.9 billion in 2009 and $2.7 billion in 2008.  The increase in 2010 reflects the improvement in operating results, in addition to a reduction in working capital components. Operating cash flows in 2010 also benefited from the favorable settlement of an insurance claim related to the 2005 Graniteville derailment. The decline in 2009 reflected the $1.1 billion decrease in income from railway operations offset in part by lower income tax payments.  NS had working capital of $389 million at December 31, 2010, compared with working capital of $457 million at December 31, 2009.  NS’ portfolio of cash, cash equivalents, and short-term investment balances totaled $1.1 billion at both December 31, 2010 and 2009 and was invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to these assets.  NS expects that cash on hand combined with cash provided by operating activities will be sufficient to meet its ongoing obligations.

Contractual obligations at December 31, 2010, comprised of NS’ long-term debt (including capital leases) (see Note 8), operating leases (see Note 9), agreements with CRC and long-term advances from Conrail (see Note 5), unconditional purchase obligations (see Note 17), and unrecognized tax benefits (see Note 3), were as follows:

			2012-	2014-	2016 and
	Total	2011	2013	2015	Subsequent	Other

Long-term debt and capital lease principal	$6,925	$358	$91	$446	$6,030	$--
Operating leases	626	92	162	87	285	--
Agreements with CRC	407	30	60	60	257	--
Unconditional purchase obligations	956	507	255	138	46	10
Long-term advances from Conrail	133	--	--	--	133	--
Unrecognized tax benefits*	124	42	--	--	--	82
Total	$9,171	$1,029	$568	$731	$6,751	$92

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

Cash used in investing activities was $1.5 billion in both 2010 and 2009 and $1.2 billion in 2008.  In 2010, additional capital expenditures were offset by lower net investment activity.  The increase in 2009 primarily reflected lower proceeds from investment sales and higher investment purchases, offset in part by lower property additions.

K29

Property additions account for most of the recurring spending in this category.  The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Capital Expenditures

	2010	2009	2008	2007	2006
	($ in millions)

Roadway and all other property	$1,153	$1,128	$1,070	$894	$756
Equipment	317	171	488	447	422
Total	$1,470	$1,299	$1,558	$1,341	$1,178

Track Structure Statistics (Capital and Maintenance)

	2010	2009	2008	2007	2006

Track miles of rail installed	422	434	459	401	327
Miles of track surfaced	5,326	5,568	5,209	5,014	4,871
New crossties installed (millions)	2.6	2.7	2.7	2.7	2.7

Average Age of Owned Railway Equipment

	2010	2009	2008	2007	2006
	(years)

Freight cars	31.0	30.3	29.9	30.1	30.0
Locomotives	20.5	19.9	18.9	18.1	17.7
Retired locomotives	28.4	31.2	34.4	30.0	35.0

For 2011, NS has budgeted $2.2 billion for capital expenditures.  The anticipated spending includes $763 million for roadway projects, including the normalized replacement of rail, ties and ballast, and the improvement or replacement of bridges.  Planned equipment spending of $701 million includes the acquisition of new locomotives, coal cars, grain covered hopper cars, and intermodal containers and chassis.  Equipment spending also includes continued improvements to the locomotive fleet, including the rebuild and upgrade of existing units.  Investments in facilities and terminals is anticipated to be $244 million, primarily for intermodal terminals and equipment to add capacity to the intermodal network, including the Crescent Corridor program of projects, and bulk transfer facilities and mechanical service shops.  Technology investments of $96 million are planned for new or upgraded systems and computers.  NS also expects to spend $79 million on infrastructure investments, including the MidAmerica and Crescent Corridors.  NS has budgeted $146 million for 2011 for the continued implementation of positive train control and expects additional capital expenditures of at least $1 billion in the years 2012 through 2015.  This includes upgrades to systems and track structure, required for the Federal Railroad Administration approved implementation of positive train control, that will be accelerated from future years’ spending to meet the 2015 legislative deadline.  All capital expenditures are expected to be made with internally generated funds or proceeds from borrowings.

K30

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  NS and other railroads have agreed to participate in CREATE.  A portion of public funding has been approved.  The CREATE partners have developed a list of projects to be included in Phase I of CREATE.  A total of $91 million in federal funding has been secured for Phase I.  The railroads have contributed an additional $116 million and expect to complete Phase I by the end of 2012.  In addition, $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program have been committed to specific CREATE projects.  The State of Illinois and City of Chicago have also committed $14 million in additional funding.  As currently planned, the total CREATE project is estimated to cost $3.2 billion with city, state, and federal support.  If additional public funding is secured, the railroads are expected to contribute a total of $171 million towards the entire project.  NS expects to spend approximately $10 million in 2011 related to the CREATE projects.

The Meridian Speedway is a 320-mile rail line between Meridian, Mississippi and Shreveport, Louisiana.  On May 1, 2006, NS and Kansas City Southern (KCS) formed a joint venture, Meridian Speedway LLC (MSLLC), pursuant to which NS agreed to contribute $300 million in cash, substantially all of which will be used for capital improvements in exchange for a 30% interest in the joint venture.  To date, NS has contributed $283 million.  At the formation of MSLLC, KCS contributed the Meridian Speedway.  The joint venture increases capacity and is designed to improve service over the Meridian Speedway into the Southeast.

Pan Am Southern LLC (PAS) is a railroad company joint venture in which NS and Pan Am Railways, Inc. (Pan Am) each has a 50% equity interest.  As of December 31, 2010, NS has contributed cash and other property with a combined value of approximately $116 million and committed to contribute an additional $24 million in cash over the next two years.  A significant portion of NS’ contributions has and will continue to be used for capital improvements to the PAS Lines and the related construction of new intermodal and automotive terminals.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $210 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  NS currently estimates spending up to $207 million for the substantial completion of work on these projects which is expected in 2012, including planned 2011 capital expenditures as high as $70 million.

The MidAmerica Corridor is a proposed cooperative arrangement between NS and Canadian National Railway (CN) to effectively share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the midwestern and southeastern U.S., including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.  To implement the MidAmerica Corridor, NS will continue to expend funds to upgrade the rail line operated by West Tennessee Railway between Fulton, Kentucky, and Corinth, Mississippi, a line over which NS would operate pursuant to recently obtained trackage rights.  In addition, NS will construct a connection with CN east of St. Louis.  Implementation of the MidAmerica corridor arrangement will begin in 2011 with the start of a daily train between St. Louis and the Southeast.  Projected capital improvements for 2011 are expected to be approximately $17 million.

K31

Cash used in financing activities was $1.4 billion 2010, compared with $31 million in 2009, and $1.1 billion in 2008.  The change in 2010 reflected the resumed repurchase and retirement of Common Stock as part of NS’ share repurchase program, in addition to lower borrowings, net of debt repayments.  The change in 2009 reflected the absence of share repurchase activity and higher borrowings net of debt repayments that were offset in part by fewer exercises of employee stock options and increased dividends.

Share repurchases totaled $863 million in 2010, zero in 2009, and $1.1 billion in 2008 for the purchase and retirement of 14.7 million, zero, and 19.4 million shares, respectively.  On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash or proceeds from borrowings.

During the third quarter 2010, NS issued $250 million of unsecured notes at 6.00% due 2105.

As of December 31, 2010, NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at December 31, 2010, and NS is in compliance with all of its covenants.  In October 2010, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2011.  There was $200 million outstanding under this program at December 31, 2010 (see Note 8).

Looking forward, NS’ annual debt maturities are relatively modest (see Note 8).  Overall, NS’ goal is to maintain a capital structure with appropriate leverage to support NS’ business strategy and provide flexibility through business cycles.

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

K32

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

NS’ net pension expense, which is included in “Compensation and benefits” in its Consolidated Statements of Income, was $31 million for the year ended December 31, 2010.  In recording this amount, NS assumed a long-term investment rate of return of 8.75%, which was supported by the long-term total rate of return on plan assets since inception.  A one percentage point change to this rate of return assumption would result in a $16 million change in pension expense, and, as a result, an equal change in “Compensation and benefits” expense.  Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings, and mortality would not be expected to have a material effect on NS’ net pension expense or net pension liability in the future.  The net pension liability is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.  NS utilizes analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  NS uses the results of the yield curves to select the discount rates that match the payment streams of the benefits in these plans.

NS’ net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $114 million for the year ended December 31, 2010.  In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other postretirement benefits,” management estimated future increases in health-care costs.  These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

Properties and Depreciation

Most of NS’ total assets are long-lived railway properties (see Note 6).  As disclosed in Note 1, NS’ properties are depreciated using group depreciation.  The primary depreciation method for NS’ asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources.  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.

NS’ depreciation expense is based on management’s assumptions concerning expected service lives of its properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, NS’ management utilizes periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  NS’ depreciation studies are conducted every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies correlates with guidelines established by the STB.  Key factors which are considered in developing average service life and salvage estimates include:

  Statistical analysis of historical retirement data and surviving asset records;
  Review of historical salvage received and current market rates;
  Review of NS’ operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;
  Review of accounting policies and assumptions; and
  Industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  NS’ experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or tangent).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

NS’ recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  These studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  NS’ depreciation expense for the year ended December 31, 2010, amounted to $819 million.  NS’ composite depreciation rates for 2010 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $30 million increase (or decrease) to depreciation expense.  For 2010, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

K33

When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties, and ballast, NS uses statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets.  Gains and losses on disposal of land and nonrail assets are included in “Other income – net” (see Note 2) since such income is not a product of NS’ railroad operations.

A retirement is considered abnormal if it does not occur in the normal course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements are recognized in earnings.  There were no gains or losses recognized in 2010, 2009, or 2008, due to abnormal retirement of depreciable railroad property.

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flow.  Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

Personal Injury, Environmental, and Legal Liabilities

NS’ expense for casualties and other claims, included in “Materials and other,” amounted to $142 million for the year ended December 31, 2010.  Most of this expense was NS’ accrual related to personal injury liabilities.  Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.  In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

To aid in valuing its personal injury liability and determining the amount to accrue during each period, NS’ management utilizes studies prepared by an independent consulting actuarial firm.  For employee personal injury cases, the actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  An estimate of the the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.  For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.  Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined. NS has recorded this actuarially determined liability. The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies. Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.  While actuarial studies reflected favorable claims development between 2008 and 2009 (resulting in a decrease of the annual cost related to personal injuries from $78 million to $51 million), a reduced level of favorable development in 2010 resulted in an increase in the annual cost related to personal injuries to $75 million in 2010 from $51 million in 2009.  While the liability recorded is supported by the most recent study, it is possible that the ultimate liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $26 million in 2010, $20 million in 2009, and $18 million in 2008, and capital expenditures for environmental matters totaled approximately $8 million in 2010, $11 million in 2009, and $7 million in 2008.  Capital expenditures for environmental matters in 2011 are expected to be about $9 million.

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $33 million at December 31, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at the end of each period).  At December 31, 2010, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 143 known locations.  As of that date, 11 sites accounted for $15 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statues, which often impose joint and several liability for cleanup costs.

K34

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

Income Taxes

NS’ net long-term deferred tax liability totaled $7.1 billion at December 31, 2010 (see Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.  A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.  NS had a $21 million valuation allowance on $823 million of deferred tax assets as of December 31, 2010, reflecting the expectation that most of these assets will be realized.  During 2010, NS performed a review and re-evaluation of its estimates for deferred tax assets and liabilities, resulting in a reduction of income tax expense of $34 million.

In addition, NS has a recorded liability for its estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Management believes this liability for uncertain tax positions to be adequate.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  For every one half percent change in the 2010 effective tax rate, net income would have changed by $12 million.

K35

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

On or after November 1, 2009, NS and the nation’s other major railroads represented by the National Carriers Conference Committee (NCCC) served new proposals to begin the current round of bargaining.  The NCCC and a coalition of six unions led by the Transportation Communications Union (TCU) are currently negotiating with the assistance of a mediator from the National Mediation Board.  On January 12, 2011, the National Mediation Board accepted the application for mediation filed on behalf of the Rail Labor Bargaining Coalition, representing six labor organizations in national bargaining, and a mediator has been assigned.  The outcome of any of the negotiations cannot be determined at this point.

The current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through 2014.  Because NS has reached separate agreements with the BLET and the ATDA, only the health and welfare provisions from the national agreements apply to NS’ locomotive engineers and ATDA-represented dispatchers.  NS bargains separately with longshoremen, who are represented by the International Longshoremen’s Association (ILA), at Ashtabula (Ohio) Docks and do not participate in national bargaining.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At December 31, 2010, NS’ debt subject to interest rate fluctuations totaled $200 million.  A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $2 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

At December 31, 2010, NS did not have fixed rate capital leases that were converted to variable rate obligations using interest rate swap agreements.  At December 31, 2009, some of NS’ capital leases, which carried an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.  On December 31, 2009, the average pay rate under these agreements was 1%, and the average receive rate was 6%.  During 2010 and 2009, the effect of the swaps was to reduce interest expense by less than $1 million in both periods.  A portion of the lease obligation was payable in Japanese yen.  NS eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.  Most of these deposits are held by foreign banks, primarily Japanese.  As a result, NS is exposed to financial market risk relative to Japan.  Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

K36

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Federal regulations were adopted in late 2008 on safety and transportation of hazardous materials.  NS is in compliance with those regulations.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate,” and “project.”  Forward-looking statements reflect management’s good-faith evaluation of information currently available.

However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:  legislative and regulatory developments; transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions; impacts of environmental regulations on utility coal customers and/or the value of certain NS assets; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; disruptions to NS’ technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unavailability of qualified personnel due to unpredictability of demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For a discussion of significant risk factors applicable to NS, see Part I, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  NS undertakes no obligation to update or revise forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

K37

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page

Report of Management	K39

Reports of Independent Registered Public Accounting Firm	K40

Consolidated Statements of Income Years ended December 31, 2010, 2009, and 2008	K42

Consolidated Balance Sheets As of December 31, 2010 and 2009	K43

Consolidated Statements of Cash Flows Years ended December 31, 2010, 2009, and 2008	K44

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2010, 2009, and 2008	K45

Notes to Consolidated Financial Statements	K46

The Index to Consolidated Financial Statement Schedule in Item 15	K81

K38

Report of Management

February 16, 2011

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2010.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2010.

/s/ Charles W. Moorman Charles W. Moorman Chairman, President and Chief Executive Officer	/s/ James A. Squires James A. Squires Executive Vice President Finance and Chief Financial Officer	/s/ Clyde H. Allison, Jr. Clyde H. Allison, Jr. Vice President and Controller

K39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Norfolk, Virginia
February 16, 2011

K40

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Norfolk, Virginia
February 16, 2011

K41

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2010	2009	2008
	($ in millions, except earnings per share)

Railway operating revenues	$9,516	$7,969	$10,661

Railway operating expenses:
Compensation and benefits	2,708	2,401	2,684
Purchased services and rents	1,477	1,403	1,599
Fuel	1,079	725	1,638
Depreciation	819	837	804
Materials and other	757	641	852

Total railway operating expenses	6,840	6,007	7,577

Income from railway operations	2,676	1,962	3,084

Other income - net	153	127	110
Interest expense on debt	462	467	444

Income before income taxes	2,367	1,622	2,750

Provision for income taxes	871	588	1,034

Net income	$1,496	$1,034	$1,716

Per share amounts:
Net income
Basic	$4.06	$2.79	$4.58
Diluted	$4.00	$2.76	$4.52

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2010	2009
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$827	$996
Short-term investments	283	90
Accounts receivable - net	807	766
Materials and supplies	169	164
Deferred income taxes	145	142
Other current assets	240	88
Total current assets	2,471	2,246

Investments	2,193	2,164
Properties less accumulated depreciation	23,231	22,643
Other assets	304	316

Total assets	$28,199	$27,369

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,181	$974
Short-term debt	100	100
Income and other taxes	199	109
Other current liabilities	244	232
Current maturities of long-term debt	358	374
Total current liabilities	2,082	1,789

Long-term debt	6,567	6,679
Other liabilities	1,793	1,801
Deferred income taxes	7,088	6,747
Total liabilities	17,530	17,016

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 357,362,604 and 369,019,990 shares,
respectively, net of treasury shares	358	370
Additional paid-in-capital	1,892	1,809
Accumulated other comprehensive loss	(805)	(853)
Retained income	9,224	9,027

Total stockholders’ equity	10,669	10,353

Total liabilities and stockholders’ equity	$28,199	$27,369

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	($ in millions)
Cash flows from operating activities
Net income	$1,496	$1,034	$1,716
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	826	845	815
Deferred income taxes	312	338	290
Gains and losses on properties and investments	(42)	(18)	(29)
Changes in assets and liabilities affecting operations:
Accounts receivable	(41)	63	269
Materials and supplies	(5)	30	(18)
Other current assets	(1)	72	(8)
Current liabilities other than debt	126	(365)	(262)
Other - net	43	(139)	(58)
Net cash provided by operating activities	2,714	1,860	2,715

Cash flows from investing activities
Property additions	(1,470)	(1,299)	(1,558)
Property sales and other transactions	97	84	109
Investments, including short-term	(504)	(266)	(86)
Investment sales and other transactions	421	30	307
Net cash used in investing activities	(1,456)	(1,451)	(1,228)

Cash flows from financing activities
Dividends	(514)	(500)	(456)
Common stock issued - net	89	66	229
Purchase and retirement of common stock	(863)	--	(1,128)
Proceeds from borrowings - net	350	1,090	1,425
Debt repayments	(489)	(687)	(1,145)
Net cash used in financing activities	(1,427)	(31)	(1,075)

Net increase (decrease) in cash and cash equivalents	(169)	378	412

Cash and cash equivalents
At beginning of year	996	618	206

At end of year	$827	$996	$618

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$453	$458	$421
Income taxes (net of refunds)	$602	$381	$615

See accompanying notes to consolidated financial statements.

K44

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

		Additional	Accum. Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Income	Total
		($ in millions, except per share amounts)

Balance December 31, 2007	$380	$1,466	$(399)	$8,280	$9,727

Comprehensive income
Net income				1,716	1,716
Other comprehensive loss			(543)		(543)
Total comprehensive income					1,173
Dividends on Common Stock,
$1.22 per share				(456)	(456)
Share repurchases	(19)	(79)		(1,030)	(1,128)
Stock-based compensation,
including tax benefit of $76	6	287		(9)	284
Other	1	6			7

Balance December 31, 2008	$368	$1,680	$(942)	$8,501	$9,607

Comprehensive income
Net income				1,034	1,034
Other comprehensive income			89		89
Total comprehensive income					1,123
Dividends on Common Stock,
$1.36 per share				(500)	(500)
Stock-based compensation,
including tax benefit of $15	2	123		(8)	117
Other		6			6

Balance December 31, 2009	$370	$1,809	$(853)	$9,027	$10,353

Comprehensive income
Net income				1,496	1,496
Other comprehensive income			48		48
Total comprehensive income					1,544
Dividends on Common Stock,
$1.40 per share				(514)	(514)
Share repurchases	(15)	(72)		(776)	(863)
Stock-based compensation,
including tax benefit of $33	3	149		(8)	144
Other		6		(1)	5

Balance December 31, 2010	$358	$1,892	$(805)	$9,224	$10,669

See accompanying notes to consolidated financial statements.

K45

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 20,000 route miles primarily in the East and Midwest.  These consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS).  Norfolk Southern’s major subsidiary is Norfolk Southern Railway Company (NSR).  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2010):  coal (28%); intermodal (19%); agriculture/consumer products/government (14%); chemicals (14%); metals/construction (11%); paper/clay/forest products (7%); and, automotive (7%).  Although most of NS’ customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  More than 80% of NS’ railroad employees are covered by collective bargaining agreements with various labor unions.

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

Revenue Recognition

Transportation revenue is recognized proportionally as a shipment moves from origin to destination and related expenses are recognized as incurred.  Refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of management’s best estimate of projected liability, which is based on historical activity, current traffic counts and the expectation of future activity.  NS regularly monitors its contract refund liability and, historically, the estimates have not differed significantly from the amounts ultimately refunded.   Switching, demurrage and other incidental service revenues are recognized when the services are performed.

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

Allowance for Doubtful Accounts

NS’ allowance for doubtful accounts was $5 million at both December 31, 2010 and 2009.  To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

Materials and Supplies

“Materials and supplies,” consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market.  The cost of materials and supplies expected to be used in capital additions or improvements is included in “Properties.”

K46

Investments

Debt securities classified as “held-to-maturity” are reported at amortized cost and marketable equity and debt securities classified as “trading” or “available-for-sale” are recorded at fair value.  Unrealized after-tax gains and losses for investments designated as “available-for-sale” are recognized in “Accumulated other comprehensive loss.”

Investments where NS has the ability to exercise significant influence over but does not control the entity are accounted for using the equity method, whereby the investment is carried at the cost of the acquisition plus NS’ equity in undistributed earnings or losses since acquisition.

Properties

“Properties” are stated principally at cost and are depreciated using the group method of depreciation whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate.  This methodology treats each asset class as a pool of resources, not as singular items.  NS uses more than 60 depreciable asset classes.  The primary depreciation method for NS’ asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources (see Note 2).  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.  Depreciation in the Consolidated Statements of Cash Flows includes both depreciation and depletion.

NS’ depreciation expense is based on management’s assumptions concerning expected service lives of its properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, NS’ management utilizes periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  NS’ depreciation studies are conducted every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies correlates with guidelines established by the STB.  Key factors which are considered in developing average service life and salvage estimates include:

  Statistical analysis of historical retirement data and surviving asset records;
  Review of historical salvage received and current market rates;
  Review of NS’ operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;
  Review of accounting policies and assumptions; and
  Industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  NS’ experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or tangent).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

NS’ recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  For 2010, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

NS capitalizes interest on major capital projects during the period of their construction.  Expenditures, including those on leased assets, that extend an assets’ useful life or increase its utility, are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and equipment, in addition to an allocable portion of indirect costs that clearly relate to a particular project.  Due to the capital intensive nature of the railroad industry, a significant portion of annual capital spending relates to the replacement of self-constructed assets.  Because removal activities occur in conjunction with replacement, removal costs are estimated based on an average percentage of time employees replacing assets spend on removal functions.  Costs related to repairs and maintenance activities that do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties and ballast, NS uses statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets.  Gains and losses on disposal of land and nonrail assets are included in “Other income – net” (see Note 2) since such income is not a product of NS’ railroad operations.

K47

A retirement is considered abnormal if it does not occur in the normal course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements are recognized in earnings.

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.  Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Required Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (Accounting Standards Update (ASU) 2009-01).  This statement, effective for interim and annual periods ending after September 15, 2009, established the FASB Accounting Standards Codification (Codification or ASC) as the single source of authoritative Generally Accepted Accounting Principles (GAAP).  SFAS 168 is recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification has an equal level of authority.  The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  NS adopted the provisions of the authoritative accounting guidance for the interim reporting period ending September 30, 2009, the adoption of which did not have a material effect on NS’ consolidated financial statements.

FASB Staff Position (FSP) No. 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715-20-65-2), was issued on December 30, 2008.  The FSP, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The FSP prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.  NS adopted the FSP at the end of 2009 and it did not have a material effect on NS’ consolidated financial statements.

Effective January 1, 2008, NS adopted SFAS No. 157, “Fair Value Measurements” (ASC 820), related to financial instrument assets and liabilities.  NS adopted the provisions of this standard relative to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis in the first quarter of 2009.  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  Adoption did not have a material effect on NS’ consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements” (ASC 810-10), which requires that noncontrolling (minority) interests be reported as a component of equity.  NS adopted the statement in the first quarter of 2009 with no material effect on NS’ consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (ASC 260-10).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share” (ASC 260-10).  NS adopted the FSP, which affects the calculation of earnings per share, in the first quarter of 2009.  The provisions of the FSP were applied retrospectively, but did not have a material effect on NS’ consolidated financial statements.

K48

2.  Other Income – Net

	2010	2009	2008
	($ in millions)

Income from natural resources:
Royalties from coal	$80	$67	$64
Nonoperating depletion and depreciation	(7)	(8)	(11)
Subtotal	73	59	53

Rental income	47	47	47
Gains and losses from sale of properties	41	18	29
Equity in earnings of Conrail Inc. (Note 5)	26	32	29
Interest income	12	13	20
Corporate-owned life insurance - net	1	1	(31)
Taxes on nonoperating property	(10)	(10)	(10)
Other interest expense - net	(16)	(5)	2
Other	(21)	(28)	(29)
Total	$153	$127	$110

“Other income – net” includes income and costs not part of rail operations and the income generated by the activities of NS’ noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

3.  Income Taxes

Provisions for Income Taxes

	2010	2009	2008
	($ in millions)

Current:
Federal	$492	$239	$657
State	67	11	87
Total current taxes	559	250	744

Deferred:
Federal	281	289	257
State	31	49	33
Total deferred taxes	312	338	290

Provision for income taxes	$871	$588	$1,034

Other current assets includes prepaid income taxes of $151 million and zero, respectively, on December 31, 2010 and 2009.

K49

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$828	35	$568	35	$963	35
State income taxes, net of federal tax effect	62	3	39	2	77	3
Deferred tax estimate	(34)	(1)	--	--	--	--
Medicare Part D	27	1	--	--	--	--
Other, net	(12)	(1)	(19)	(1)	(6)	--

Provision for income taxes	$871	37	$588	36	$1,034	38

During 2010, NS performed a review and re-evaluation of its estimates for deferred tax assets and liabilities, resulting in a reduction of income tax expense of $34 million.  In addition, provisions of the health care legislation enacted during 2010 eliminate, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by ASC 740, “Income Taxes,” NS recorded a $27 million charge to deferred tax expense in 2010.

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$617	$661
Accruals, including casualty and other claims	156	164
Other	50	46
Total gross deferred tax assets	823	871
Less valuation allowance	(21)	(14)
Net deferred tax asset	802	857

Deferred tax liabilities:
Property	(7,453)	(7,195)
Other	(292)	(267)
Total gross deferred tax liabilities	(7,745)	(7,462)

Net deferred tax liability	(6,943)	(6,605)
Net current deferred tax asset	145	142

Net long-term deferred tax liability	$(7,088)	$(6,747)

K50

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.  The total valuation allowance increased $7 million in 2010, $3 million in 2009, and $1 million in 2008.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009
	($ in millions)

Balance at beginning of year	$94	$169

Additions based on tax positions related to the current year	51	25
Additions for tax position of prior years	44	24
Reductions for tax positions of prior years	(19)	(85)
Settlements with taxing authorities	(2)	(22)
Lapse of statutes of limitations	(16)	(17)
Balance at end of year	$152	$94

Included in the balance of unrecognized tax benefits at December 31, 2010, are potential benefits of $92 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

NS expects that the total amount of unrecognized tax benefits at December 31, 2010, will decrease by approximately $34 million in 2011 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years but deductibility may become certain by the the close of 2011.  NS’ consolidated federal income tax return for 2008 is being audited by the Internal Revenue Service (IRS).  NS anticipates that the IRS will complete its examination of the 2008 tax year within the next twelve months.  State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, NS is generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  NS has various state income tax returns either under examination, administrative appeals, or litigation.  It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2011 as a result of the lapse of state statutes of limitations, but the amount is not expected to be significant.  NS does not expect that any of the aforementioned potential changes in unrecognized tax benefits will have a material effect on NS’ financial position, results of operations, or liquidity.  In addition, NS has $29 million in unrecognized tax benefits for refund claims for prior years raised by NS during 2010 and $7 million for the same issue for the current year.  If resolved favorably, a decrease in these unrecognized tax benefits could reduce income tax expense.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” amounted to $1 million of expense in 2010, $6 million of income in 2009, and $15 million of income in 2008.  There were no penalties related to tax matters in 2010, 2009, and 2008.  NS has recorded a liability of $14 million at December 31, 2010, and $12 million at December 31, 2009, for the payment of interest on unrecognized tax benefits.  NS has no liability recorded at December 31, 2010 and 2009, for the payment of penalties on unrecognized tax benefits.

K51

4.  Fair Value

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

•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable for the asset or liability;
•Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At December 31, 2010 and 2009, for assets measured at fair value on a recurring basis, there were $175 million and $90 million of available-for-sale securities valued under level 2 of the fair value hierarchy, respectively.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

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

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$192	$222	$237	$260
Long-term debt	$(6,925)	$(7,971)	$(7,053)	$(8,048)

Underlying net assets were used to estimate the fair value of investments.  The fair value of notes receivable are based on future discounted cash flows.  The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect unrealized holding losses of less than $1 million on both December 31, 2010 and 2009.  Sales of available-for-sale securities were $225 million for the year ended December 31, 2010, and immaterial for the years ended December 31, 2009 and 2008.

K52

5.  Investments

	December 31,
	2010	2009
	($ in millions)
Short-term investments with average remaining maturities:
Available-for-sale:
Certificates of deposit, 5 and 12 months, respectively	$76	$10
Corporate bonds, 4 and 6 months, respectively	64	20
Commercial paper, 4 months	35	--
Federal government bonds, 9 months	--	60
Total available-for-sale	175	90
Held-to-maturity:
Corporate bonds, 10 months	59	--
Federal government bonds, 9 months	49	--
Total held-to-maturity	108	--
Total short-term investments	$283	$90

Long-term investments:
Equity method investments:
Conrail Inc.	$959	$924
TTX Company	363	344
Meridian Speedway LLC	268	272
Pan Am Southern LLC	140	140
Other	69	73
Total equity method investments	1,799	1,753

Company-owned life insurance at net cash surrender value	202	173
Federal government notes, held to maturity, with average maturities
of 20 and 26 months, respectively	40	45
Corporate bonds, held to maturity, with average maturities of 29 months	15	56
Other investments	137	137
Total long-term investments	$2,193	$2,164

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

At December 31, 2010, based on the funded status of Conrail’s pension plans, NS increased its proportional investment in Conrail by $9 million.  This resulted in income of $8 million recorded to “other comprehensive income (loss)” and a combined federal and state deferred tax liability of $1 million.  At December 31, 2009, NS’ year-end adjustment increased its proportional investment in Conrail by $24 million.  This resulted in income of $22 million recorded to “other comprehensive income (loss)” and a combined federal and state deferred tax liability of $2 million.  At December 31, 2010, the difference between NS’ investment in Conrail and its share of Conrail’s underlying net equity was $545 million.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $26 million, $32 million, and $29 million in 2010, 2009, and 2008, respectively.

K53

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $118 million in 2010, $123 million in 2009, and $131 million in 2008.  Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $30 million in each of 2011 through 2015 and $257 million thereafter.  NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

“Accounts payable” includes $128 million at December 31, 2010, and $104 million at December 31, 2009, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at December 31, 2010 and 2009, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

Investment in Pan Am Southern LLC

Pan Am Southern LLC (PAS) is a railroad company joint venture in which NS and Pan Am Railways, Inc. (Pan Am) each has a 50% equity interest.  As of December 31, 2010, NS has contributed cash and other property with a combined value of approximately $116 million and committed to contribute an additional $24 million in cash over the next two years.  A significant portion of NS’ contributions has and will continue to be used for capital improvements to the PAS lines and the related construction of new intermodal and automotive terminals.

6.  Properties

		Accumulated	Net Book	Depreciation
As of December 31, 2010	Cost	Depreciation	Value	Rate(a)
		($ in millions)

Land	$2,206	$--	$2,206	--

Roadway:
Rail and other track material	5,253	(1,549)	3,704	3.08%
Ties	3,846	(955)	2,891	3.31%
Ballast	1,909	(372)	1,537	2.78%
Construction in process	169	--	169	--
Other roadway	10,765	(2,619)	8,146	2.39%
Total roadway	21,942	(5,495)	16,447

Equipment:
Locomotives	4,020	(1,571)	2,449	3.03%
Freight cars	2,779	(1,383)	1,396	2.34%
Computers	376	(299)	77	8.28%
Construction in process	143	--	143	--
Other equipment	558	(259)	299	4.57%
Total equipment	7,876	(3,512)	4,364

Other property	469	(255)	214	1.48%
Total properties	$32,493	$(9,262)	$23,231

K54

		Accumulated	Net Book	Depreciation
As of December 31, 2009	Cost	Depreciation	Value	Rate(a)
		($ in millions)

Land	$2,181	$--	$2,181	--

Roadway:
Rail and other track material	5,029	(1,455)	3,574	3.11%
Ties	3,710	(907)	2,803	3.30%
Ballast	1,812	(341)	1,471	2.77%
Construction in process	174	--	174	--
Other roadway	10,324	(2,405)	7,919	2.30%
Total roadway	21,049	(5,108)	15,941

Equipment:
Locomotives	3,927	(1,516)	2,411	3.46%
Freight cars	2,828	(1,357)	1,471	3.12%
Computers	379	(320)	59	9.58%
Construction in process	89	--	89	--
Other equipment	514	(243)	271	4.92%
Total equipment	7,737	(3,436)	4,301

Other property	469	(249)	220	1.70%
Total properties	$31,436	$(8,793)	$22,643

(a) Composite annual depreciation rate for the underlying assets.

Roadway and equipment property includes $157 million at December 31, 2010, and $243 million at December 31, 2009, of assets recorded pursuant to capital leases with accumulated amortization of $60 million and $94 million at December 31, 2010 and 2009, respectively.  Other property include the costs of obtaining rights to natural resources of $336 million at December 31, 2010 and 2009, with accumulated depletion of $187 million and $184 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $477 million in 2010, $484 million in 2009, and $459 million in 2008, of which $15 million, $17 million, and $15 million, respectively, was capitalized.

K55

7.  Current Liabilities

	December 31,
	2010	2009
	($ in millions)
Accounts payable:
Accounts and wages payable	$572	$417
Casualty and other claims (Note 17)	254	233
Due to Conrail (Note 5)	128	104
Vacation liability	122	123
Equipment rents payable - net	80	75
Other	25	22
Total	$1,181	$974

Other current liabilities:
Interest payable	$108	$106
Retiree benefit obligations (Note 11)	67	65
Liabilities for forwarded traffic	52	42
Other	17	19
Total	$244	$232

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2010	2009
	($ in millions)
Notes and debentures:
5.88%, maturing to 2014	$731	$1,031
6.40%, maturing 2016 to 2018	1,650	1,650
7.25%, maturing 2019 to 2025	1,264	1,264
7.11%, maturing 2027 to 2031	1,290	1,290
7.21%, maturing 2037 and 2043	855	855
6.74%, maturing 2097 and 2105	900	650
Securitization borrowings, 1.54%	200	200
Other debt, 5.25%, maturing to 2024	251	337
Discounts and premiums, net	(116)	(124)
Total debt	7,025	7,153
Less current maturities and short-term debt	(458)	(474)
Long-term debt excluding current maturities and short-term debt	$6,567	$6,679

Long-term debt maturities subsequent to 2011 as follows:
2012	$45
2013	46
2014	445
2015	1
2016 and subsequent years	6,030
Total	$6,567

K56

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

NS has in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to an NS subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.  Amounts received under the facility are accounted for as borrowings.  Under this facility, NS received and repaid $100 million in 2010.  At December 31, 2010 and 2009, respectively, the amounts outstanding under the facility were $200 million at an average variable interest rate of 1.54% and $200 million at an average variable interest rate of 2.22%.  NS’ intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by its $1 billion credit agreement (see below).  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $100 million outstanding at December 31, 2010 and 2009, respectively, is included in the line item “Short-term debt” in the Consolidated Balance Sheets.  The facility has a 364-day term which was renewed and amended in October 2010 to run until October 2011.  During 2009, NS reduced the total amount that can be borrowed from $500 million to $350 million to more closely match NS’ liquidity requirements and receivables profile.  At December 31, 2010 and 2009, the amounts of receivables included in “Accounts receivable – net” serving as collateral for these borrowings were $647 million and $571 million, respectively.

The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.  Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.  These deposits are included in “Other assets” in the Consolidated Balance Sheets and totaled $35 million at December 31, 2010, and $47 million at December 31, 2009.

Issuance of Debt or Equity Securities

NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.

Credit Agreement, Debt Covenants, and Commercial Paper

NS has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at December 31, 2010 and 2009, and NS is in compliance with all of the covenants.

NS has the ability to issue commercial paper supported by its $1 billion credit agreement.  At December 31, 2010 and 2009, NS had no outstanding commercial paper.

K57

9.  Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

	Operating	Capital
	Leases	Leases
	($ in millions)

2011	$92	$28
2012	88	18
2013	74	3
2014	55	2
2015	32	1
2016 and subsequent years	285	2
Total	$626	$54
Less imputed interest on capital leases at an average rate of 5%		(2)
Present value of minimum lease payments included in debt		$52

Operating Lease Expense

	2010	2009	2008
	($ in millions)

Minimum rents	$159	$163	$183
Contingent rents	79	65	80
Total	$238	$228	$263

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.  Other Liabilities

	December 31,
	2010	2009
	($ in millions)

Retiree health and death benefit obligations (Note 11)	$849	$829
Casualty and other claims (Note 17)	261	265
Net pension obligations (Note 11)	185	170
Long-term advances from Conrail (Note 5)	133	133
Deferred compensation	124	130
Federal and state income taxes	82	94
Other	159	180
Total	$1,793	$1,801

K58

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
		($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,696	$1,670	$1,044	$920
Service cost	26	26	16	16
Interest cost	96	101	61	57
Actuarial losses	108	8	10	106
Benefits paid	(113)	(109)	(49)	(55)
Benefit obligation at end of year	1,813	1,696	1,082	1,044

Change in plan assets
Fair value of plan assets at beginning of year	1,542	1,333	161	138
Actual return on plan assets	216	307	17	23
Employer contribution	111	11	49	55
Benefits paid	(113)	(109)	(49)	(55)
Fair value of plan assets at end of year	1,756	1,542	178	161

Funded status at end of year	$(57)	$(154)	$(904)	$(883)

Amounts recognized in the Consolidated
Balance Sheets consist of:
Noncurrent assets	$140	$27	$--	$--
Current liabilities	(12)	(11)	(55)	(54)
Noncurrent liabilities	(185)	(170)	(849)	(829)
Net amount recognized	$(57)	$(154)	$(904)	$(883)

Amounts recognized in accumulated other
comprehensive loss (pretax) consist of:
Net loss	$807	$821	$370	$414
Prior service cost	$7	$10	$--	$--

NS’ accumulated benefit obligation for its defined benefit pension plans is $1.7 billion and $1.6 billion at December 31, 2010 and 2009, respectively.  NS’ unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $197 million at December 31, 2010, and $181 million at December 31, 2009, and had accumulated benefit obligations of $177 million at December 31, 2010, and $159 million at December 31, 2009.

K59

Pension and Other Postretirement Benefit Cost Components

	2010	2009	2008
	($ in millions)

Pension benefits
Service cost	$26	$26	$25
Interest cost	96	101	99
Expected return on plan assets	(142)	(154)	(173)
Amortization of net losses	48	25	7
Amortization of prior service cost	3	3	3
Net cost (benefit)	$31	$1	$(39)

Other postretirement benefits
Service cost	$16	$16	$16
Interest cost	61	57	51
Expected return on plan assets	(15)	(15)	(15)
Amortization of net losses	52	35	25
Amortization of prior service cost	--	(2)	(8)
Net cost	$114	$91	$69

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

		2010
			Other
	Pension		Postretirement
	Benefits		Benefits
	($ in millions)

Net loss arising during the year	$34		$8
Amortization of net losses	(48)		(52)
Amortization of prior service cost	(3)		--
Total recognized in other comprehensive income	$(17)		$(44)
Total recognized in net periodic cost
and other comprehensive income	$14		$70

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $67 million and $3 million, respectively.  The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $45 million.

K60

Pension and Other Postretirement Benefit Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2010	2009	2008

Pension funded status:
Discount rate	5.25%	5.85%	6.25%
Future salary increases	4.5%	4.5%	4.5%
Other postretirement benefits funded status:
Discount rate	5.4%	5.85%	6.25%
Pension cost:
Discount rate	5.85%	6.25%	6.25%
Return on assets in plans	8.75%	8.75%	9%
Future salary increases	4.5%	4.5%	4.5%
Other postretirement benefits cost:
Discount rate	5.85%	6.25%	6.25%
Return on assets in plans	8.5%	8.5%	8.5%

To determine the discount rates, NS utilized analyses in which the projected annual cash flows from the pension and postretirement benefit plans were matched with yield curves based on an appropriate universe of high-quality corporate bonds.  NS used the results of the yield curves to select the discount rates that match the payment streams of the benefits in each of these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2010, increases in the per capita cost of covered health care benefits were assumed to be 8.5% for 2010 and 8.1% for 2011.  It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

	One percentage point
	Increase	Decrease
	($ in millions)

Increase (decrease) in:
Total service and interest cost components	$11	$(9)
Postretirement benefit obligation	$143	$(118)

Asset Management

Ten investment firms manage NS’ defined benefit pension plan’s assets under investment guidelines approved by the Board of Directors prior to 2011 and, effective for 2011, approved by a management committee.  Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  The fixed income portfolio is invested in the Barclay’s Government/Credit Bond Index Fund, except that the Canadian earmarked portion of the Fund is maintained in U.S. Treasury Bonds.  Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in the securities of Norfolk Southern or its subsidiaries (except through commingled pension trust funds).  Investment managers’ returns are expected to meet or exceed selected market indices by prescribed margins.

K61

NS’ pension plan weighted-average asset allocations, by asset category, were as follows:

	Percentage of plan
	assets at December 31,
	2010	2009

Domestic equity securities	54%	64%
International equity securities	12%	12%
Debt securities	21%	23%
Cash and cash equivalents	13%	1%
Total	100%	100%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2010, of 58% in equity securities and 42% in debt securities compared with 57% in equity securities and 43% in debt securities at December 31, 2009.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period.  NS assumed a rate of return on pension plan assets of 8.75% for 2010 and 2009, and 9% for 2008.  For 2011, NS assumes an 8.75% return on pension plan assets.  A one percentage point change to the rate of return assumption would result in a $16 million change to the net pension cost and, as a result, an equal change in “Compensation and benefits” expense.

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

Preferred stock:   Shares held by the plan at year end are valued at the most recent trade price of a security at the close of the active market or at an estimated price at which a dealer would pay for a similar security at year end using observable as well as unobservable market-based inputs.

Common collective trusts:  Valued at the NAV of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the trusts.  The investments are valued using NAV as a practical expedient for fair value.  The common collective trusts hold equity securities, fixed income securities and cash and cash equivalents.

K62

The following table sets forth the pension plan assets by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets).

December 31, 2010
	Level 1	Level 2	Total
		($ in millions)

Common stock	$963	$--	$963
Common collective trusts	--	521	521
Interest bearing cash	220	--	220
Commingled funds	--	48	48
U.S. government and agencies securities	--	3	3
Preferred stock	--	1	1
Total investments	$1,183	$573	$1,756

December 31, 2009

	Level 1	Level 2	Total
		($ in millions)

Common stock	$839	$--	$839
Common collective trusts	--	385	385
Corporate bonds and other fixed income securities	--	170	170
U.S. government and agencies securities	--	78	78
Commingled funds	--	42	42
Interest bearing cash	23	--	23
Other bonds and securities	--	5	5
Total investments	$862	$680	$1,542

Common collective trust investments included debt securities of approximately $361 million and $100 million at December 31, 2010 and 2009, respectively, international equity securities of approximately $160 million and $141 million at December 31, 2010 and 2009, respectively, and domestic equity securities of zero and $144 million at December 31, 2010 and 2009, respectively.

Following is a description of the valuation methodologies used for postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  valued at NS’ share of the net assets of trust-owned life insurance issued by a major insurance company.  The underlying investments of that trust consist of a U.S. stock account, and a U.S. bond account, valued based upon the aggregate market values of the underlying investments.  The loan asset account is valued at cash surrender value at the time of the loan, plus accrued interest.

The postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $178 million and $161 million at December 31, 2010 and 2009, respectively, and are valued under level 2 of the fair value hierarchy.  There were no level 1 or level 3 related assets.

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

K63

Contributions and Estimated Future Benefit Payments

In 2011, NS expects to contribute approximately $12 million to its unfunded pension plans for payments to pensioners and $55 million to its other postretirement benefit plans for retiree health benefits.  NS does not expect to contribute to its funded pension plan in 2011.  In 2010, NS made a voluntary contribution to its funded pension plan of $100 million.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2011	$116	$55
2012	119	57
2013	122	59
2014	124	61
2015	126	64
Years 2016 - 2020	650	352

The other postretirement benefits payments include an estimated average annual reduction due to the Medicare Part D subsidy of approximately $6 million.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and amounted to $43 million in 2010, and $33 million in both 2009 and 2008.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.  NS’ matching contributions, recorded as an expense, under these plans were $15 million in 2010, $16 million in 2009, and $15 million in 2008.

12.  Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted stock units, restricted shares, performance shares, and performance share units (PSUs), up to a maximum of 96,125,000 shares of Norfolk Southern Common Stock (Common Stock).  Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.  In May 2010, the stockholders approved an amended LTIP that eliminated the previous limit on the number of shares of stock that could be granted as restricted stock units, restricted shares, or performance shares and instead adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled stock appreciation right, or (ii) by 1.61 for an award made in the form other than an option or stock-settled stock appreciation right.  Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.  NS uses newly issued shares to satisfy any exercises and awards under LTIP and TSOP.

The LTIP also permits the payment – on a current or a deferred basis and in cash or in stock – of dividend equivalents on shares of Common Stock covered by options, PSUs, or restricted stock units in an amount commensurate with regular quarterly dividends paid on Common Stock.

K64

During the first quarter of 2010, a committee of nonemployee directors of NS’ Board granted stock options, restricted stock units and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.  Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

Accounting Method

NS accounts for its grants of PSUs, restricted stock units, restricted shares, dividend equivalents, tax absorption payments, and SARs in accordance with ASC 718 “Share-Based Payment.”  Accordingly, all awards result in charges to net income while dividend equivalents, which are all related to equity classified awards, are charged to retained income.  Related compensation costs were $67 million in 2010, $60 million in 2009, and $89 million in 2008.  The total tax effects recognized in income in relation to stock-based compensation were benefits of $21 million in 2010, $18 million in 2009, and $30 million in 2008.

“Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008 includes tax benefits generated from tax deductions in excess of compensation costs recognized (excess tax benefits) for share-based awards of $33 million, $15 million, and $76 million, respectively.

Stock Options

Options may be granted for a term not to exceed 10 years and are subject to a vesting period of at least one year.  Option exercise prices are at not less than the fair market value of Common Stock on the effective date of the grant and, effective for awards granted after May 13, 2010, may not be less than the higher of (i) the fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of grant.  In the first quarter of 2010, 824,900 options were granted under the LTIP and 259,800 options were granted under the TSOP.  In each case, the grant price was $47.76, which was the higher of (i) the average fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of the grant.  The options granted under the LTIP and TSOP in 2010 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  Holders of the options granted under the LTIP in 2010 who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.

In the first quarter of 2009, 1,209,700 options were granted under the LTIP and 251,200 options were granted under the TSOP, each with a grant price of $38.71.  The options granted under the LTIP and TSOP in 2009 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  In the first quarter of 2008, 1,162,600 options were granted under the LTIP and 250,000 options were granted under the TSOP, each with a grant price of $50.74.  The options granted under the LTIP and TSOP in 2008 may not be exercised prior to the third anniversary of the date of grant.  For both 2009 and 2008, the grant price was the higher of (i) the average fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of the grant, and the options have a term of ten years.

K65

The fair value of each option awarded in 2010, 2009, and 2008 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.  NS uses historical data to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  For 2010, 2009, and 2008, a dividend yield of 2.89%, 2.4%, and 2.29%, respectively, was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options which do not receive dividend equivalents.  The assumptions for the 2010, 2009, and 2008 LTIP and TSOP grants are shown in the following table:

	2010	2009	2008

Expected volatility range	29% - 32%	28% - 53%	25% - 32%
Average expected volatility	32%	43%	32%
Average risk-free interest rate	3.63%	2.87%	3.68%
Average expected option term LTIP	8.3 years	6.5 years	5.9 years
Per-share grant-date fair value LTIP	$18.54	$18.18	$19.32
Average expected option term TSOP	8.3 years	9.2 years	8.0 years
Per-share grant-date fair value TSOP	$14.91	$15.41	$16.29
Options granted (LTIP and TSOP)	1,084,700	1,460,900	1,412,600

A summary of options and changes during the year is presented below:

	Option	Weighted Avg.
	Shares	Exercise Price

Outstanding at December 31, 2009	13,198,140	$32.95
Granted	1,084,700	47.76
Exercised	(2,533,727)	22.51
Forfeited	(14,000)	45.80
Outstanding at December 31, 2010	11,735,113	$36.55

Exercisable at December 31, 2010	8,208,413	$32.74

The aggregate intrinsic value of options outstanding at December 31, 2010, was $308 million with a weighted average remaining contractual term of 5.1 years.  Of these options outstanding, 8,208,413 were exercisable and had an aggregate intrinsic value of $247 million with a weighted average remaining contractual term of 3.8 years.  The following table provides information related to options exercised as of December 31 for the respective years:

	2010	2009	2008
		($ in millions)

Options exercised	2,533,727	2,190,947	5,697,049
Total intrinsic value	$91	$48	$208
Cash received upon exercise of options	$55	$51	$137
Related excess tax benefits realized	$32	$18	$73

At December 31, 2010, there was $10 million of total unrecognized compensation related to stock options granted under the LTIP and TSOP, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

K66

Restricted Stock Units and Restricted Shares

Restricted stock unit grants were 168,250 in 2010, with a grant-date fair value of $47.76 and a five-year restriction period.  In 2009, restricted stock unit grants were 320,550 with a grant-date fair value of $38.72 and a five-year restriction period.  In 2008, restricted stock unit grants were 299,950 with a grant-date fair value of $50.47 and a five-year restriction period.  Restricted stock units granted in 2010, 2009, and 2008 will be settled through issuance of shares of Common Stock.  The restricted stock unit grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.  No restricted shares were issued during 2010, 2009, or 2008.

A summary of the status of and changes in restricted stock units and restricted shares is presented below:

			Weighted-
			Average
			Grant-Date
	Units	Shares	Fair Value

Nonvested at December 31, 2009	1,218,960	433,236	$40.94
Granted	168,250	--	47.76
Vested	(286,710)	(433,236)	34.10
Forfeited	(2,500)	--	46.49
Nonvested at December 31, 2010	1,098,000	--	$40.94

At December 31, 2010, there was $7 million of total unrecognized compensation related to restricted stock units granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 2.9 years.  The total fair values of the restricted stock units paid in cash and restricted shares vested during the twelve months ended December 31, 2010, 2009, and 2008 were $35 million, $26 million, and $1 million, respectively.  The total related excess tax amounts realized were:  a benefit of $2 million in 2010; a liability of $1 million in 2009; and, a benefit of $1 million in 2008.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.  PSU grants and average grant-date fair values were 824,900 and $47.76 in 2010; 1,209,700 and $38.705 in 2009; and 1,162,600 and $50.465 in 2008.  The PSUs granted in 2010 and 2009 will be paid in the form of shares of Common Stock; however, one-half of any previously granted PSUs earned will be paid in the form of shares of Common Stock, with the other half to be paid in cash.  A summary of the status of and changes in PSUs is presented below:

		Weighted-
		Average
	Performance	Grant-Date
	Share Units	Fair Value

Balance at December 31, 2009	3,531,000	$46.14
Granted	824,900	47.76
Earned - paid in Common Stock	(425,859)	49.56
Earned - paid in cash	(426,034)	49.56
Unearned	(310,307)	49.56
Forfeited	(9,000)	45.36
Balance at December 31, 2010	3,184,700	$45.31

K67

As of December 31, 2010, there was $10 million of total unrecognized compensation related to PSUs granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 1.8 years.  The total fair values of PSUs earned and paid in cash during the twelve months ended December 31, 2010, 2009, and 2008 were $20 million, $19 million, and $26 million, respectively.  The total related excess tax liability realized was less than $1 million in 2010 and $2 million in 2009, and the total related excess tax benefit in 2008 was $2 million.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP as of December 31, were as follows:

	2010	2009	2008
Available for future grants:
LTIP	10,551,253	4,136,591	6,837,414
TSOP	1,891,556	2,145,356	2,042,420
Shares of Common Stock issued:
LTIP	2,901,786	2,192,764	5,569,683
TSOP	57,800	489,945	642,538

13.  Stockholders’ Equity

Common Stock

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern.  Treasury Shares at December 31, 2010 and 2009, amounted to 20,336,843 and 20,443,337 shares, respectively, with a cost of $19 million for 2010 and 2009.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

	Balance	Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
		($ in millions)
Year-ended 2010
Pensions and other postretirement liabilities	$(764)	$(26)	$64	$(726)
Other comprehensive income (loss) of equity investees	(89)	10	--	(79)
Accumulated other comprehensive loss	$(853)	$(16)	$64	$(805)

Year-ended 2009
Pensions and other postretirement liabilities	$(831)	$29	$38	$(764)
Other comprehensive loss of equity investees	(111)	22	--	(89)
Accumulated other comprehensive loss	$(942)	$51	$38	$(853)

K68

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
		($ in millions)

Year ended December 31, 2010
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(42)	$16	$(26)
Reclassification adjustments for costs included in net income	103	(39)	64
Subtotal	61	(23)	38
Other comprehensive income (loss) of equity investees	11	(1)	10
Other comprehensive income (loss)	$72	$(24)	$48

Year ended December 31, 2009
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$47	$(18)	$29
Reclassification adjustments for costs included in net income	61	(23)	38
Subtotal	108	(41)	67
Other comprehensive income (loss) of equity investees	24	(2)	22
Other comprehensive income (loss)	$132	$(43)	$89

Year ended December 31, 2008
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(812)	$314	$(498)
Reclassification adjustments for costs included in net income	27	(11)	16
Subtotal	(785)	303	(482)
Other comprehensive income (loss) of equity investees	(65)	4	(61)
Other comprehensive income (loss)	$(850)	$307	$(543)

14.  Stock Repurchase Program

In November 2010, NS completed the share repurchase program approved by its Board of Directors in November 2005 (as amended in March 2007), pursuant to which NS repurchased a total of 75 million shares of its Common Stock (the “2005 Program”).  On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.  Any near-term share repurchases are expected to be made with internally generated cash or proceeds from borrowings.  NS repurchased and retired 14.7 million shares, zero shares, and 19.4 million shares of its Common Stock under this program in 2010, 2009, and 2008, respectively, at a cost of $863 million, zero, and $1.1 billion, respectively.  Since inception of the 2005 Program, NS has repurchased and retired 79.4 million shares of Common Stock at a total cost of $4.1 billion.

K69

15.  Earnings Per Share

The following tables set forth the calculation of basic and diluted earnings per share:

	2010	2009	2008
	($ in millions except per share, shares in millions)

Basic earnings per share:
Income available to common stockholders	$1,488	$1,026	$1,707
Weighted-average shares outstanding	366.5	367.1	372.3
Basic earnings per share	$4.06	$2.79	$4.58

In 2009, NS adopted the provisions of the FASB FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (ASC 260-10), which requires the treatment of unvested stock options receiving dividend equivalents as participating securities in computing earnings per share under the two-class method.  Accordingly, income available to common stockholders for 2010 and 2009, reflects $8 million reductions, and for 2008, reflects a $9 million reduction from net income for the effect of dividend equivalent payments made to holders of stock options.

	2010	2009	2008
	($ in millions except per share, shares in millions)

Diluted earnings per share:
Income available to common stockholders	$1,488	$1,026	$1,716
Weighted-average shares outstanding per above	366.5	367.1	372.3
Diluted effect of outstanding options, PSUs and restricted stock units/shares	5.3	5.0	7.7
Adjusted weighted-average shares outstanding	371.8	372.1	380.0
Diluted earnings per share	$4.00	$2.76	$4.52

As required under the provisions of FSP EITF No. 03-6-1 (ASC 260-10), diluted earnings per share for 2010 and 2009 were calculated under the more dilutive two-class method (as compared to the treasury stock method) and accordingly, income available to common stockholders for 2010 and 2009 reflects $8 million reductions from net income for dividend equivalent payments.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:  none in 2010, 1.4 million in 2009, and none in 2008.

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

K70

Interest Rate Hedging

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments, and by entering into interest rate hedging transactions to achieve an appropriate mix within its debt portfolio.  NS had zero and $4 million, or less than 1%, of its fixed-rate debt portfolio hedged as of December 31, 2010, and 2009, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.  NS’ interest rate hedging activity resulted in decreases in interest expense of less than $1 million for 2010, 2009, and 2008.  These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

Fair values of interest rate swaps at December 31, 2010, and 2009, were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.  Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statements of Cash Flows.  The gross and net asset position of NS’ outstanding derivative financial instruments was zero and less than $1 million at December 31, 2010 and 2009, respectively.

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

In April 2008, NS settled the lawsuit brought by Avondale Mills for claims associated with the January 6, 2005 derailment in Graniteville, SC.  A portion of the settlement was not reimbursed by insurance and was included in 2008 expenses.  The total liability related to the derailment represents NS’ best estimate based on current facts and circumstances.  The estimate includes amounts related to property damage, personal injury and response costs.  NS’ commercial insurance policies are expected to cover substantially all expenses related to this derailment above the unreimbursed portion and NS’ self-insured retention, including NS’ response costs and legal fees.  The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers.  NS engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS.  During the first quarter of 2010, NS settled the arbitration claim ($100 million) with one of the insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  The remaining insurance claim was arbitrated in December 2010.  NS is currently awaiting a ruling from the arbitration panel.  NS believes that the arbitration panel will rule in favor of NS and recovery of the recorded receivables for the contested portion ($43 million) is probable.

K71

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.  The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.  The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuary uses the results of these analyses to estimate the ultimate amount of liability, which includes amounts for incurred but unasserted claims.  NS adjusts its liability quarterly based upon management’s assessment and the results of the study.  While actuarial studies reflected favorable claims development between 2008 and 2009 (resulting in a decrease of the annual cost related to personal injuries from $78 million to $51 million), a reduced level of favorable development in 2010 resulted in an increase in the annual cost related to personal injuries to $75 million in 2010 from $51 million in 2009.  The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

Environmental Matters

NS is subject to various jurisdictions’ environmental laws and regulations.  It is NS’ policy to record a liability where such liability or loss is probable and its amount can estimated reasonably.  Claims, if any, against third parties, for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated NS liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS also has an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

K72

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $33 million at December 31, 2010, and $32 million at December 31, 2009 (of which $12 million is classified as a current liability at December 31, 2010 and 2009).  At December 31, 2010, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 143 known locations compared with 144 locations at December 31, 2009.  As of December 31, 2010, 11 sites accounted for $15 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 32 locations, one or more Norfolk Southern subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Based on its assessment of the facts and circumstances now know, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

Insurance

Norfolk Southern obtains on behalf of itself and its subsidiaries insurance for potential losses for third-party liability and first-party property damages.  NS is currently self-insured up to $50 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in NS’ care, custody, or control.

K73

Purchase Commitments

At December 31, 2010, NS had outstanding purchase commitments totaling approximately $956 million for long-term service contracts through 2019 as well as track material, RoadRailer® trailers, and freight cars, in connection with its capital programs through 2011.

Change-In-Control Arrangements

Norfolk Southern has compensation agreements with certain officers and key employees that become operative only upon a change in control of Norfolk Southern, as defined in those agreements.  The agreements provide generally for payments based on compensation at the time of a covered individual’s involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, Norfolk Southern and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.  Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets of liabilities of such lenders.  The nature and timing of changes in laws or regulations applicable to NS’ financings are inherently unpredictable, and therefore NS’ exposure in connection with the foregoing indemnifications cannot be quantified.  No liability has been recorded related to these indemnifications.  In case of one type of equipment financing, NSR’s Japanese leverage leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.  Such a termination would require NSR to make early termination payments that would not be expected to have a material effect on NS’ financial position, results of operations, or liquidity.

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

As of December 31, 2010, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.  Four other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

* * * * *

K74

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts )
2010
Railway operating revenues	$ 2,238	$ 2,430	$ 2,456	$ 2,392
Income from railway operations	555	733	746	642
Net income	257	392	445	402
Earnings per share:
Basic	$ 0.69	$ 1.06	$ 1.21	$ 1.11
Diluted	$ 0.68	$ 1.04	$ 1.19	$ 1.09

2009
Railway operating revenues	$ 1,943	$ 1,857	$ 2,063	$ 2,106
Income from railway operations	383	468	562	549
Net income	177	247	303	307
Earnings per share:
Basic	$ 0.48	$ 0.67	$ 0.82	$ 0.83
Diluted	$ 0.47	$ 0.66	$ 0.81	$ 0.82

K75

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based on such evaluation, such officers have concluded that, as of December 31, 2010, NS’ disclosure controls and procedures were effective to ensure that information required to be disclosed in NS’ reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management has concluded that Norfolk Southern maintained effective internal control over financial reporting as of December 31, 2010.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of Norfolk Southern’s accounting policies, financial reporting, and internal control.  The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management.  The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Norfolk Southern’s management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern’s independent registered public accounting firm has issued an attestation report on Norfolk Southern’s internal controls over financial reporting as of December 31, 2010.  These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2010, management has not identified any changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, NS’ internal control over financial reporting.

Item 9B.  Other Information

None.

K76

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.  Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Item 10, Part III, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011, which definitive Proxy Statement will be filed electronically with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Item 11, Part III, is incorporated herein by reference from the information:

  appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2010 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”
  appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2010 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2010” and “Option Exercises and Stock Vested in 2010” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and
  appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,”

in each case included in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 12, Part III, Item 403 of Regulation S-K, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K77

Equity Compensation Plan Information (as of December 31, 2010)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders(1)	14,574,951(3)	$ 35.57(5)	10,551,253

Equity compensation plans not approved by securities holders(2)	1,203,197(4)	$ 45.13	1,918,556(6)

Total	15,778,148		12,469,809
[1]	The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2]	The Long-Term Incentive Plan’s five million shares for broad-based issuance to non-officers, the Thoroughbred Stock Option Plan and the Director’s Restricted Stock Plan.
[3]	Includes options, restricted stock units and performance share units granted under the Long-Term Incentive Plan that may be settled in shares of stock.
[4]	Includes options granted under the Long-Term Incentive Plan of 81,146 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[5]	Calculated without regard to 4,052,335, outstanding restricted stock units and performance share units at December 31, 2010.
[6]	Of the shares remaining available for grant under plans not approved by stockholders, 27,000 are available for grant as restricted stock under the Directors’ Restricted Stock Plan.

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

The amended LTIP eliminated the previous limit on the number of shares of stock that could be granted as restricted stock units, restricted shares, or performance shares and instead adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled stock appreciation right, or (ii) by 1.61 for an award made in the form other than an option or stock-settled stock appreciation right.  Cash payments of restricted units, stock appreciation rights, and performance share units will not be applied against the maximum number of shares issuable under LTIP.  Any shares of Common Stock subject to options, performance share units, restricted shares, or restricted stock units which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

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

For options granted after May 13, 2010, the option price per share will not be less than the higher of (i) 100% of the fair market value of Norfolk Southern’s Common Stock on the date of grant, or (ii) the closing price of Common Stock on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  LTIP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

K78

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern’s performance during that three-year period.  For the 2011 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the Committee:  (1) three-year average return on average capital invested, (2) three-year average operating ratio, and (3) three-year total return to stockholders as compared with the average total return on the publicly traded stocks of North American Class I railroads, using a 20-day average total shareholder return to measure performance.  Performance share units may be payable in either shares of Norfolk Southern Common Stock or cash.

Restricted stock units are payable in cash or in shares of Norfolk Southern Corporation Common Stock at the end of a restriction period of not less than 36 months and not more than 60 months.  During the restriction period, the holder of the restricted stock units has no beneficial ownership interest in the Norfolk Southern Common Stock represented by the restricted stock units and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent rights that may be awarded with respect to the restricted stock units).  The Committee at its discretion may waive the restriction period, but settlement of any restricted stock units will occur on the same settlement date as would have applied absent a waiver of restrictions, if no performance goals were imposed.

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

The option price will not be less than 100% of the fair market value of Norfolk Southern’s Common Stock on the effective date the options are granted.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  Options awarded in 2010 are subject to a three-year vesting period.  TSOP specifically prohibits repricing without stockholder approval, except for capital adjustments.

K79

Norfolk Southern Corporation Directors’ Restricted Stock Plan

The Norfolk Southern Corporation Directors’ Restricted Stock Plan (“Plan”) was adopted on January 1, 1994, and is designed to increase ownership of Norfolk Southern Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders.  The Plan has not been and is not required to have been approved by stockholders.  Currently, a maximum of 66,000 shares of Norfolk Southern Common Stock may be granted under the Plan.  To make grants eligible to directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Norfolk Southern Common Stock already owned by one or more of Norfolk Southern’s subsidiary companies.

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

The restriction period applicable to restricted shares granted under the Plan begins on the date of the grant and ends on the earlier of the recipient’s death or six months after the recipient ceases to be a director by reason of disability or retirement.  During the restriction period, shares may not be sold, pledged, or otherwise encumbered.  Directors will forfeit the restricted shares if they cease to serve as a director of Norfolk Southern for reasons other than their disability, retirement, or death.

13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K80

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K39
		Reports of Independent Registered Public Accounting Firm	K40
		Consolidated Statements of Income, Years ended December 31, 2010, 2009, and 2008	K42
		Consolidated Balance Sheets as of December 31, 2010 and 2009	K43
		Consolidated Statements of Cash Flows, Years ended December 31, 2010, 2009, and 2008	K44
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2010, 2009, and 2008	K45
		Notes to Consolidated Financial Statements	K46

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K94

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s 10-K filed on March 5, 2001.

3(ii)		An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

3(iii)		The Bylaws of Norfolk Southern Corporation, as amended January 25, 2011, effective May 12, 2011, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2011.

K81

4		Instruments Defining the Rights of Security Holders, Including Indentures:

(a)

Indenture, dated as of January 15, 1991, from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Registration Statement on Form S-3 (No. 33-38595).

	(b)	First Supplemental Indenture, dated May 19, 1997, between Norfolk Southern Corporation and First Trust of New York, National Association, as Trustee, related to the issuance of notes in the principal amount of $4.3 billion, is incorporated herein by reference to Exhibit 1.1(d) to Norfolk Southern Corporation’s Form 8-K filed on May 21, 1997.

	(c)	Second Supplemental Indenture, dated April 26, 1999, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 1.1(c) to Norfolk Southern Corporation’s Form 8-K filed on April 30, 1999.

	(d)	Fourth Supplemental Indenture, dated as of February 6, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on February 7, 2001.

	(e)	Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of 5.257% Notes due 2014 (“Securities”) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 23, 2004.

	(f)	Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(1) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

(g)

First Supplemental Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

	(h)	Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005.

	(i)	Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

	(j)	Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

	(k)	Twelfth Supplemental Indenture, dated as of August 26, 2010, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $250 million, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on August 26, 2010.

	(l)	Indenture, dated as of April 4, 2008, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $600 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008.

K82

	(m)	Indenture, dated as of January 15, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of notes in the principal amount of $500 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on January 20, 2009.

	(n)	Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009.

	(o)	First Supplemental Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500 million, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10		Material Contracts -

	(a)	The Transaction Agreement, dated as of June 10, 1997, by and among CSX and CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated herein by reference to Exhibit 10(a) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

	(b)	Amendment No. 1 dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

	(c)	Amendment No. 2 dated as of June 1, 1999, to the Transaction Agreement, dated June10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

	(d)	Amendment No. 3 dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10(dd) to Norfolk Southern Corporation’s Form 10-Q filed on July 30, 2004.

	(e)	Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

	(f)	Amendment No. 6 dated as of April 1, 2007, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

	(g)	Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(h)

Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

K83

(i)	Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(j)	Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

(k)	Amendment No. 2, dated as of January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(j) to Norfolk Southern Corporation’s Form 10-K filed on February 21, 2002.

(l)	Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

(m)	Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on July 1, 2005.

(n)	Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(o)	The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Corporation’s Form 10-K filed on March 6, 2000.

(p)

First Amendment, dated March 19, 2007, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(q)	Second Amendment, dated December 28, 2009, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference to Exhibit 10(q) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010 (Exhibits, annexes and schedules omitted. The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(r)	The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) – extending and amending a Lease, dated as of October 11, 1881 – is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

(s)*	The Norfolk Southern Corporation Executive Management Incentive Plan, effective January 25, 2005, is incorporated by reference herein from Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on May 13, 2005.

(t)*	The Norfolk Southern Corporation Executive Management Incentive Plan, effective May 13, 2010, is incorporated by reference herein from Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

K84

(u)*	The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

(v)*	The Norfolk Southern Corporation Directors’ Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation’s Form 10-K filed on March 24, 1999.

(w)*	Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders) is incorporated herein by reference to Exhibit 10(t) to Norfolk Southern Corporation’s Form 10-K filed on February 21, 2002.

(x)*	Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.06 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(y)*	Amendment to the Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective as of January 1, 2009, is incorporated herein by reference to Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(z)*

The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(aa)*	The Norfolk Southern Corporation Outside Directors’ Deferred Stock Unit Program, as amended effective January 22, 2008, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(bb)*	Form of Agreement, dated as of October 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation’s Form 10-Q filed on November 9, 2001. The agreement was entered into with L. Ike Prillaman, former Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, former Vice Chairman and Chief Operating Officer; and Henry C. Wolf, former Vice Chairman and Chief Financial Officer.

(cc)	The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective January 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

(dd)*	The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009, is incorporated herein by reference to Exhibit 10(cc) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(ee)	Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc., and PRR Newco, Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(ff)	Tax Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(gg)	Amended and Restated Credit Agreement dated as of June 26, 2007, with respect to the Registrant’s $1 billion unsecured revolving credit facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on June 27, 2007.

K85

(hh)*	The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

(ii)*	Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005.

(jj)*

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on December 7, 2005.

(kk)	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective May 13, 2010, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

(ll)	The Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company, is incorporated herein by reference to Exhibit 10(II) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006 (Exhibits, annexes, and schedules omitted. The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(mm)	Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad , is incorporated herein by reference to Exhibit 10(mm) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006.

(nn)	Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(oo)*	The retirement agreement, dated January 27, 2006, between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2006.

(pp)*	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2006. In addition, directors who serve on a non-standing Special Litigation Committee of the Board of Directors received a quarterly fee of $3,750 during 2010 and starting January 1, 2011 receive a fee of $5,000 per meeting, for such service.

(qq)*	The retirement agreement, dated March 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on March 31, 2006.

(rr)	Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(ss)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 11, 2007.

(tt)*	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective January 1, 2010, is incorporated herein by reference to Exhibit 10(rr) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(uu)*	The retirement agreement between Norfolk Southern Corporation and Henry C. Wolf is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

K86

(vv)	Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s $500 million receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007.

(ww)	Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009.

(xx)	Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009.

(yy)	Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009.

(zz)	Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(aaa)	Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010.

(bbb)	Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010.

(ccc)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2008 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 20, 2007.

(ddd)	Dealer Agreement dated as of January 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(eee)	Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(fff)*	2008 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(ggg)*	2008 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(hhh)*	2008 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(iii)*	2008 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(jjj)*

2008 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

K87

(kkk)*	2008 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(lll)*	2008 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(mmm)*	2008 Award Agreement between Norfolk Southern Corporation and Jane M. O’Brien, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(nnn)*	2008 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(ooo)	Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008.

(ppp)	Transaction Agreement (the “Pan Am Transaction Agreement”), dated May 15, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2008 (Exhibits, annexes and schedules omitted. The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(qqq)	Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated herein by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(rrr)*	Directors’ Deferred Fee Plan of Norfolk Southern Corporation, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(sss)*	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.02 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(ttt)*	Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(uuu)*

Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.04 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(vvv)*	Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(www)	Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, with respect to the Registrant’s $500 million receivable securitization facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2006.

(xxx)*	Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on August 21, 2008, with an effective date of January 1, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008.

K88

(yyy)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2009 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on December 17, 2008.

(zzz)*	Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 2008 annual Meetings of Stockholders), is incorporated herein by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(aaaa)*	2009 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(bbbb)*	2009 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(cccc)*	2009 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(dddd)*	2009 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(eeee)*	2009 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(ffff)*

2009 Award Agreement between Norfolk Southern Corporation and Karen N. Horn, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(gggg)*	2009 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(hhhh)*	2009 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(iiii)*	2009 Award Agreement between Norfolk Southern Corporation and Michael D. Lockhart, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(jjjj)*	2009 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(kkkk)	Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(llll)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement for Outside Directors is incorporated herein by reference to Exhibit 99, Item 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on January 29, 2010.

K89

	(mmmm)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement is incorporated herein by reference to Exhibit 99, Item 10.2 to Norfolk Southern Corporation’s Form 8-K/A filed on January 29, 2010.

	(nnnn)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for Outside Directors approved by the Compensation Committee on November 22, 2010.

	(oooo)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for incentive stock options approved by the Performance-Based Compensation Committee on January 25, 2011.

	(pppp)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for performance share units approved by the Performance-Based Compensation Committee on January 25, 2011.

	(qqqq)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for non-qualified stock options approved by the Performance-Based Compensation Committee on January 25, 2011.

	(rrrr)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for restricted stock units approved by the Performance-Based Compensation Committee on January 25, 2011.

	(ssss)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2011 Award Agreement approved by the Performance-Based Compensation Committee on January 25, 2011.

	(tttt)	Performance Criteria for bonuses payable in 2012 for the 2011 incentive year. On January 25, 2011, the Performance-Based Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2012 for the 2011 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan and the Norfolk Southern Corporation Management Incentive Plan: 37.5% based on pre-tax net income; 37.5% based on operating ratio; and 25% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

12**		Statement re: Computation of Ratio of Earnings to Fixed Charges.

21**		Subsidiaries of the Registrant.

23**		Consent of Independent Registered Public Accounting Firm.

31**		Rule 13a-14(a)/15d-014(a) Certifications.

32**		Section 1350 Certifications.

99**		Annual CEO Certification pursuant to NYSE Rule 303A.12(a).
* Management contract or compensatory arrangement. ** Filed herewith.

K90

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated herein by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination. All exhibits are included in the 2010 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K91

POWER OF ATTORNEY

Each person whose signature appears below under SIGNATURES hereby authorizes James A. Hixon and James A. Squires or one of them, to execute in the name of each such person, and to file, any amendments to this report and hereby appoints James A. Hixon and James A. Squires or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February, 2011.

/s/ Charles W. Moorman
By:  Charles W. Moorman
       (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of February, 2011, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Charles W. Moorman (Charles W. Moorman)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ James A. Squires (James A. Squires)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Clyde H. Allison, Jr. (Clyde H. Allison, Jr.)	Vice President and Controller (Principal Accounting Officer)

/s/ Gerald L. Baliles (Gerald L. Baliles)	Director

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Daniel A. Carp (Daniel A. Carp)	Director

K92

/s/ Gene R. Carter (Gene R. Carter)	Director

/s/ Alston D. Correll (Alston D. Correll)	Director

/s/ Landon Hilliard (Landon Hilliard)	Director

/s/ Karen N. Horn (Karen N. Horn)	Director

/s/ Burton M. Joyce (Burton M. Joyce)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ J. Paul Reason (J. Paul Reason)	Director

K93

Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2009, and 2010
($ in millions)

	Additions charged to:

	Beginning Balance	Expenses	Other Accounts	Deductions	Ending Balance

Year ended December 31, 2008 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$10	$1	$--	$--	$11
Casualty and other claims included in other liabilities	$588	$84	$802,[3]	$432[2]	$320
Current portion of casualty and other claims included in accounts payable	$259	$28	$127[1]	$166[3]	$248

Year ended December 31, 2009 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$11	$3	$--	$--	$14
Casualty and other claims included in other liabilities	$320	$58	$42,[3]	$117[2]	$265
Current portion of casualty and other claims included in accounts payable	$248	$3	$115[1]	$133[3]	$233

Year ended December 31, 2010 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$14	$7	$--	$--	$21
Casualty and other claims included in other liabilities	$265	$87	$--	$91[2]	$261
Current portion of casualty and other claims included in accounts payable	$233	$13	$150[1]	$142[3]	$254

1Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

2Payments and reclassifications to/from accounts payable.

3Payments and reclassifications to/from other liabilities.

K94