Form 10-Q
period 2011-03-31
NORFOLK SOUTHERN CORP
filed 2011-04-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF             1934 for the quarterly period ended MARCH 31, 2011

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 for the transition period from ___________ to___________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation)	52-1188014 (IRS Employer Identification No.)
Three Commercial Place Norfolk, Virginia (Address of principal executive offices)	23510-2191 (Zip Code)
(757) 629-2680 (Registrant’s telephone number, including area code)
No Change (Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer [X]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock ($1.00 par value per share)	353,216,661 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	($ in millions, except per share amounts)

Railway operating revenues	$2,620	$2,238

Railway operating expenses:
Compensation and benefits	765	699
Purchased services and rents	383	335
Fuel	389	254
Depreciation	211	204
Materials and other	272	191
Total railway operating expenses	2,020	1,683

Income from railway operations	600	555

Other income - net	27	20
Interest expense on debt	112	119

Income before income taxes	515	456

Provision for income taxes	190	199

Net income	$325	$257

Per share amounts:
Net income:
Basic	$0.91	$0.69
Diluted	$0.90	$0.68

Dividends	$0.40	$0.34

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2011	2010
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$236	$827
Short-term investments	252	283
Accounts receivable - net	934	807
Materials and supplies	190	169
Deferred income taxes	148	145
Other current assets	72	240
Total current assets	1,832	2,471

Investments	2,199	2,193
Properties less accumulated depreciation of $9,386 and $9,262, respectively	23,451	23,231
Other assets	246	304

Total assets	$27,728	$28,199

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,093	$1,181
Short-term debt	--	100
Income and other taxes	102	199
Other current liabilities	309	244
Current maturities of long-term debt	63	358
Total current liabilities	1,567	2,082

Long-term debt	6,554	6,567
Other liabilities	1,794	1,793
Deferred income taxes	7,212	7,088
Total liabilities	17,127	17,530

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 353,216,661 and 357,362,604 shares,
respectively, net of treasury shares	354	358
Additional paid-in capital	1,939	1,892
Accumulated other comprehensive loss	(786)	(805)
Retained income	9,094	9,224
Total stockholders’ equity	10,601	10,669

Total liabilities and stockholders’ equity	$27,728	$28,199

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
	($ in millions)

Cash flows from operating activities
Net income	$325	$257
Reconciliation of net income to net cash provided by operating activities:
Depreciation	213	206
Deferred income taxes	112	40
Gains and losses on properties	--	(1)
Changes in assets and liabilities affecting operations:
Accounts receivable	(127)	(101)
Materials and supplies	(21)	(16)
Other current assets	19	17
Current liabilities other than debt	27	209
Other - net	104	147
Net cash provided by operating activities	652	758

Cash flows from investing activities
Property additions	(423)	(256)
Property sales and other transactions	(10)	--
Investments, including short-term	(4)	(155)
Investment sales and other transactions	55	51
Net cash used in investing activities	(382)	(360)

Cash flows from financing activities
Dividends	(142)	(126)
Common stock issued - net	32	21
Purchase and retirement of common stock	(343)	--
Debt repayments	(408)	(128)
Net cash used in financing activities	(861)	(233)

Net increase (decrease) in cash and cash equivalents	(591)	165

Cash and cash equivalents
At beginning of year	827	996

At end of period	$236	$1,161

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$72	$50
Income taxes (net of refunds)	$3	$--

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of March 31, 2011, and December 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

In the first quarter of 2011, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $42 million during the first quarter of 2011 and $40 million during the same period of 2010.  The total tax effects recognized in income in relation to stock-based compensation were net benefits of $14 million and $13 million for the quarters ended March 31, 2011 and 2010, respectively.

Stock Options

In the first quarter of 2011, 627,700 options were granted under the LTIP and 257,000 options were granted under the TSOP.  In each case, the grant price was $62.75, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of the Common Stock on the effective date of the grant, and the options have a term of ten years.  The options granted under the LTIP and TSOP in 2011 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  Holders of the 2011 options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.  Dividend equivalent payments are not made on TSOP options.

The fair value of each option award in 2011 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.  NS uses historical data to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for LTIP options during the four-year period in which dividend equivalent payments are made.  A dividend yield of 2.55% was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options which do not receive dividend equivalents.  The assumptions for the 2011 LTIP and TSOP grants are shown in the following table:

Expected volatility range	28% - 32%
Average expected volatility	28%
Average expected option life	8.5 years
Average risk-free interest rate	3.42%
LTIP per-share grant-date fair value	$22.26
TSOP per-share grant-date fair value	$18.10

For the first three months of 2011, options relating to 759,193 shares were exercised, yielding $20 million of cash proceeds and $10 million of tax benefit recognized as additional paid-in capital.  For the first three months of 2010, options relating to 592,110 shares were exercised yielding $12 million of cash proceeds and $7 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units and Restricted Shares

There were 177,400 restricted stock units granted in 2011, with an average grant-date fair value of $62.75 and a five-year restriction period.  The restricted stock units granted in 2011 will be settled through the issuance of shares of Common Stock.

During the first quarter of 2011, no restricted stock units were earned and paid out.  The total related tax benefit recognized as additional paid-in capital was less than $1 million in the first quarter of 2011.

During the first quarter of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.  Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.  The total related tax benefit recognized as additional paid-in capital was $2 million in the first quarter of 2010.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.  During the first quarter of 2011, there were 580,900 PSUs granted with a grant-date fair value of $62.75.  The PSUs granted in 2011 and 2010 will be paid in the form of shares of Common Stock.

During the first quarter of 2011, 850,595 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $50.47 per unit and a fair value at payout of $62.75 per unit.  The total related tax benefit recognized as additional paid-in capital was $2 million for the first quarter of 2011.

During the first quarter of 2010, 851,893 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $49.56 per unit and a fair value at payout of $47.76 per unit.  The total related tax expense recognized as additional paid-in capital was less than $1 million for the first quarter of 2010.

2.  Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law.  Provisions of the Acts eliminated, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by the Financial Accounting Standards Board Accounting Standards Codification (ASC) 740, “Income Taxes,” NS recorded a $27 million charge to deferred tax expense in the first quarter of 2010.

NS’ balance of unrecognized tax benefits reported at December 31, 2010, decreased by $38 million during the first quarter of 2011, primarily because the timing of deductibility of a tax position became certain during the quarter.  NS’ consolidated income tax return for 2008 is being audited by the Internal Revenue Service (IRS) and the examination, along with the IRS’ review of certain refund claims for prior years, is expected to be completed within the next six months.  If resolved favorably, the completion of the examination and review could reduce unrecognized tax benefits and income tax expense by approximately $40 million.

3.  Earnings Per Share

	Three months ended March 31,
	2011	2010	2011	2010
	Basic		Diluted
	($ in millions except per share, shares in millions)

Net income	$325	$257	$325	$257
Dividend equivalent payments	(2)	(2)	(2)	(2)
Income available to common stockholders	$323	$255	$323	$255

Weighted-average shares outstanding	355.2	369.5	355.2	369.5
Dilutive effect of outstanding options and share-settled awards			5.3	5.4
Adjusted weighted-average shares outstanding			360.5	374.9
Earnings per share	$0.91	$0.69	$0.90	$0.68

During the first quarters of 2011 and 2010, dividend equivalent payments were made to holders of stock options and restricted stock units.  For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and restricted stock units were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and restricted stock units receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each award.  For all stock option awards, for all periods presented, the two-class method was more dilutive and, as a result, net income was reduced by the amount of dividend equivalent payments on these awards to determine income available to common stockholders.  For all restricted stock unit awards, for all periods presented, the treasury stock method was more dilutive and, as such, net income was not adjusted for the effect of these dividend equivalent payments.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: zero in 2011 and 2010.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at March 31, 2011 and December 31, 2010, amounted to 20,320,777 and 20,336,843 shares, respectively, with a cost of $19 million as of the end of both periods.

5.  Stock Repurchase Program

NS repurchased and retired 5.3 million shares of Common Stock in the first quarter of 2011, at a cost of $343 million. There were no shares repurchased under this program in the first quarter of 2010.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  Since 2005, NS has repurchased and retired 84.7 million shares at a total cost of $4.5 billion.

6.  Investments

	March 31,	December 31,
	2011	2010
	($ in millions)

Short-term investments with average remaining maturities:
Available-for-sale:
Certificates of deposit, 4 and 5 months, respectively	$56	$76
Corporate bonds, 2 and 4 months, respectively	38	64
Commercial paper, 2 and 4 months, respectively	25	35
Total available-for-sale	119	175
Held-to-maturity:
Federal government bonds, 7 and 9 months, respectively	74	49
Corporate bonds, 7 and 10 months, respectively	59	59
Total held-to-maturity	133	108
Total short-term investments	$252	$283

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  NS’ investment in Conrail was $965 million at March 31, 2011, and $959 million at December 31, 2010.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $33 million for the first quarter of 2011 and $29 million for the first quarter of 2010.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $6 million for the first quarters of 2011 and 2010.

“Accounts payable” includes $140 million at March 31, 2011, and $128 million at December 31, 2010, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both March 31, 2011 and December 31, 2010, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.  Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.  Under the present plans, which may be amended or terminated at NS’ option, a defined percentage of health care expenses are covered, reduced by any deductibles, co-payments, Medicare payments, and in some cases, coverage provided under other group insurance policies.

	Three months ended March 31,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
		($ in millions)

Service cost	$7	$7	$4	$4
Interest cost	23	24	15	15
Expected return on plan assets	(35)	(36)	(4)	(4)
Amortization of net losses	17	12	11	12
Amortization of prior service cost	--	1	--	--
Net cost	$12	$8	$26	$27

8.  Comprehensive Income

	Three Months Ended
	March 31,
	2011	2010
	($ in millions)

Net income	$325	$257
Other comprehensive income	19	19

Total comprehensive income	$344	$276

“Other comprehensive income” in 2011 and 2010 reflects primarily, net of tax, the amortization of the actuarial net losses and prior service cost for the pension and other postretirement benefit plans.

9.  Fair Value

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At March 31, 2011 and December 31, 2010, for assets measured at fair value on a recurring basis, there were $119 million and $175 million of available-for-sale securities valued under level 2 of the fair value hierarchy, respectively.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$170	$197	$192	$222
Long-term debt, including current maturities	$(6,617)	$(7,768)	$(6,925)	$(7,971)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding gains on March 31, 2011 and December 31, 2010.  Sales of available-for-sale securities were $55 million and $20 million for the three months ended March 31, 2011 and 2010, respectively.

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

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS is disputing these allegations.  Since June 1, 2009, in the case of DuPont, and since January 1, 2011, in the case of SMEPA, NS has been billing and collecting amounts from the customers based on the challenged tariff rates.  Management presently expects resolution of these cases to occur in late 2012 or 2013.  The cases have not progressed to a point where management can provide an estimate of the possible loss or range of loss, if any.

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  During the first quarter of 2010, NS settled an arbitration claim ($100 million) with one of its insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  In March 2011, NS received an unfavorable ruling for an arbitration claim with another insurance carrier, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million expense during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million expense for other receivables affected by the ruling for which recovery is no longer probable.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.  The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.  The independent actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuary uses the results of these analyses to estimate the ultimate amount of liability, which includes amounts for incurred but unasserted claims.  NS adjusts its liability quarterly based upon management’s assessment and the results of the study.  The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather allegedly result from a claimed exposure over time.  Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon NS’ history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon management’s judgments made as to the specific case reserves as well as judgments of the consulting independent actuarial firm in the periodic studies.  The independent actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting NS’ experience into the future as far as can be reasonably determined.  NS adjusts its liability quarterly based upon management’s assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $32 million at March 31, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At March 31, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 142 known locations.  As of that date, nine sites accounted for $13 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At March 31, 2011, NS had outstanding purchase commitments totaling approximately $1.2 billion for long-term service contracts through 2019 as well as locomotives, track material, RoadRailer® trailers, and freight cars, in connection with its capital programs through 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
April 29, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Continued improvements in the domestic and global economies helped NS grow first quarter net income from $257 million in 2010 to $325 million in 2011.  The increase was primarily the result of a $45 million, or 8%, increase in income from railway operations, driven by a 17% rise in revenues which reflected higher average revenue per unit and increased traffic volumes, as well as reduced income tax expense.  Railway operating expenses rose 20%, reflecting higher fuel prices, increased traffic volumes, and the $58 million unfavorable insurance arbitration decision, which reduced net income by $36 million.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses), rose to 77.1%, compared with 75.2% for the first quarter of 2010.

Cash provided by operating activities for the first quarter of 2011 was $652 million, which along with cash on hand allowed for capital expenditures, debt repayments, share repurchases, and dividends.  In the first quarter of 2011, 5.3 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $343 million.  Since inception of the stock repurchase program in 2006, NS has repurchased and retired 84.7 million shares of Common Stock at a total cost of $4.5 billion.  At March 31, 2011, cash, cash equivalents, and short-term investments totaled $488 million.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2011 net income was $325 million, up $68 million, or 26%, compared with the same period last year.  The increase primarily resulted from a $45 million increase in income from railway operations that reflected a $382 million, or 17%, improvement in railway operating revenues, partially offset by a $337 million, or 20%, increase in railway operating expenses, which included the $58 million unfavorable insurance arbitration decision.  The first quarter also benefited from the absence of a $27 million deferred tax charge recorded in the prior year due to the enactment of health care legislation and higher income from non-operating items.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating expenses”).  For the first quarter 2011, excluding the impact of increased consumption, the increase in fuel surcharge revenue was less than the increase in fuel expense. Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First-quarter railway operating revenues were $2.6 billion in 2011, up $382 million, or 17%, compared with the first quarter of 2010.  As shown in the following table, the increases were the result of higher average revenue per unit (which includes the effects of $249 million in fuel surcharges, which were up $90 million), and higher traffic volume:

First Quarter
2011 vs. 2010
Increase
($ in millions)

Revenue per unit	$201
Traffic volume (units)	181
Total	$382

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price coupled with the change in fuel prices decreased fuel surcharge revenue by approximately $40 million in the first quarter.

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS is disputing these allegations.  Since June 1, 2009, in the case of DuPont, and since January 1, 2011, in the case of SMEPA, NS has been billing and collecting amounts from the customers based on the challenged tariff rates.  Management presently expects resolution of these cases to occur in late 2012 or 2013.  Although the cases have not progressed to a point where management can provide an estimate of possible loss or range of loss, if any, unfavorable rulings could have a materially adverse effect on future revenues.

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2011	2010	2011	2010	2011	2010
	($ in millions)		(in thousands)		($ per unit)

Coal	$816	$629	406.1	364.3	$2,009	$1,726
General merchandise:
Agriculture/consumer/gov’t	351	325	155.6	158.3	2,257	2,054
Chemicals	338	314	95.7	96.6	3,532	3,249
Metals and construction	269	232	148.4	138.3	1,810	1,680
Paper/clay/forest	184	169	79.9	78.4	2,303	2,150
Automotive	177	159	78.6	70.4	2,258	2,266
General merchandise	1,319	1,199	558.2	542.0	2,364	2,213

Intermodal	485	410	746.9	676.6	649	605

Total	$2,620	$2,238	1,711.2	1,582.9	$1,531	$1,414

Coal

Coal revenues increased $187 million, or 30%, in the first quarter compared with the same period last year.  The increase reflected a 16% improvement in average revenue per unit and a 11% increase in traffic volume.  Coal, coke, and iron ore tonnage by market was as follows:

	First Quarter
	2011	2010
	(tons in thousands)

Utility	31,510	27,963
Export	7,438	6,003
Domestic metallurgical	3,774	4,109
Industrial	1,825	1,817
Total	44,547	39,892

Utility coal tonnage increased 13% in the first quarter, reflecting new business and the resumption of shipments to electrical generation units that had been idled since the first quarter of 2009.  Export coal tonnage increased 24% in the first quarter, reflecting continued global demand for steel production.  Domestic metallurgical coal, coke, and iron ore tonnage was down 8% in the first quarter, as heightened export demand drew excess coal supplies from the domestic market.  Other coal tonnage was relatively flat in the first quarter compared to 2010.

Coal revenues for the remainder of the year are expected to increase compared to last year due to improved average revenue per unit, including fuel surcharges, and higher traffic volumes.

General Merchandise

General merchandise revenues increased $120 million, or 10%, in the first quarter compared with the same period last year, reflecting a 7% rise in average revenue per unit and a 3% increase in traffic volumes.

Agriculture, consumer products, and government volume decreased 2% for the first quarter, reflecting reduced short-haul shipments of corn due to the impact of a healthier local crop.  Chemicals volume decreased 1%, a result of fewer shipments of fly ash due to the completion of the Tennessee Valley Authority ash project in the fourth quarter of 2010.  Metals and construction volume increased 7%, reflecting more shipments of coil steel due to increased automotive and steel production, in addition to higher shipments of fractionating sand for natural gas drilling.  Paper, clay, and forest products volume was up 2%, reflecting increased shipments of pulpboard driven by strong export demand.  Automotive volume grew 12%, primarily a result of a 14% increase in North American light vehicle production due to improving consumer demand as the economy continued to show signs of recovery.

General merchandise revenues for the remainder of the year are expected to exceed 2010, reflecting higher average revenue per unit, including fuel surcharges, and increased traffic volumes.

Intermodal

Intermodal revenues increased $75 million, or 18%, in the first quarter compared with the same period last year, reflecting a 10% growth in volumes and a 7% improvement in average revenue per unit.  In the first quarter of 2011, all intermodal segments experienced volume increases, reflecting stronger market demand and continued highway conversions to rail due to the recovering economy and tightened truck capacity.  Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 18%; Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 19%; international traffic volume improved 2%; and Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a 2% growth in volume.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Railway Operating Expenses

Railway operating expenses were $2.0 billion, up $337 million, or 20% in the first quarter of 2011, compared to the same period last year, largely due to higher fuel prices, increased volume-related expenses, and an unfavorable insurance arbitration ruling.

Compensation and benefits expenses increased $66 million, or 9%, in the first quarter compared with the same period last year.  The increase was primarily the result of higher:

  employee activity levels associated with higher volumes (up $20 million), payroll taxes (up $12 million),
  agreement health and welfare benefit costs for active employees (up $11 million), incentive and stock-based compensation (up $5 million),
  pension costs (up $4 million), and
  wage rates (up $3 million).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $48 million, or 14%, in the first quarter, compared with the same period last year, reflecting the absence of the 2010 favorable settlement with a freight car supplier and increased volume-related costs associated with equipment rents, intermodal operations, transporting agreement employees, and roadway and equipment repairs and maintenance expenses, in addition to increased legal fees.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $135 million, or 53%, for the first quarter, compared with the same period last year.  The increase consisted of $104 million based on price and $31 million based on consumption, which reflected a 35% increase in the average price per gallon of locomotive fuel and 11% higher locomotive fuel consumption.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $81 million, or 42%, in the first quarter, compared with the same period last year, reflecting the unfavorable ruling from an arbitration panel, increased locomotive material costs, and higher derailment expenses.

The following table shows the components of materials and other expenses:

	First Quarter
	2011	2010
	($ in millions)

Materials	$94	$87
Casualties and other claims	99	34
Other	79	70
Total	$272	$191

NS engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS arising out of the January 6, 2005 derailment in Graniteville, S.C.  During the first quarter of 2010, NS settled the first arbitration claim ($100 million) with one of the insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  In March 2011, NS received an unfavorable ruling for the second arbitration claim, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million expense during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million expense for other receivables affected by the ruling for which recovery is no longer probable.

Other Income – Net

Other income – net was $27 million, up $7 million from the first quarter of last year reflecting higher coal royalties (up $4 million) and reduced interest expense on uncertain tax positions (down $3 million).

Provision for Income Taxes

The effective income tax rate for the first quarter of 2011 was 36.9%, compared with 43.6% for the same period last year.  The decrease was largely due to the absence of a $27 million deferred tax charge resulting from a change in law impacting the Medicare Part D retiree drug subsidy.

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

NS’ consolidated income tax return for 2008 is being audited by the Internal Revenue Service (IRS) and the examination, along with the IRS’ review of certain refund claims for prior years, is expected to be completed within the next six months.  If resolved favorably, the completion of the examination and review could reduce income tax expense by approximately $40 million.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $652 million for the first three months of 2011, compared with $758 million for the same period of 2010, reflecting the absence of the 2010 favorable settlement of an insurance claim related to the 2005 Graniteville derailment and the reduction of accounts payable, partially offset by improved operating results.  NS had working capital of $265 million at March 31, 2011, compared with $389 million at December 31, 2010.  The decrease in working capital is largely due to the use of cash on hand to invest in infrastructure, repurchase stock, and make dividend payments.  Cash, cash equivalents, and short-term investment balances totaled $488 million at March 31, 2011 and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the first quarter of 2011, NS repaid $300 million of 6.75% senior notes at maturity and committed to purchase an additional $223 million in coal cars through 2012.  Other than these items, there have been no other material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2010.

Cash used in investing activities was $382 million in the first three months of 2011, compared with $360 million in the same period last year, reflecting an increase in capital expenditures, offset in part by fewer investment purchases.

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  NS and other railroads have agreed to participate in CREATE.  A portion of public funding has been approved.  The CREATE partners have developed a list of projects to be included in Phase I of CREATE.  A total of $100 million in federal funding has been secured for Phase I.  The railroads have contributed an additional $116 million and expect to complete Phase I by the end of 2012.  In addition, $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program have been committed to specific CREATE projects.  The State of Illinois and City of Chicago have also committed $14 million in additional funding.  As currently planned, the total CREATE project is estimated to cost $3.2 billion with city, state, and federal support.  If additional public funding is secured, the railroads are expected to contribute a total of $171 million towards the entire project.  NS expects to spend approximately $6 million during the remainder of 2011 related to the CREATE projects.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $256 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  NS currently estimates spending up to $227 million for the substantial completion of work on these projects which is expected in 2012, including planned capital expenditures for the remainder of 2011 as high as $65 million.

The MidAmerica Corridor is a proposed cooperative arrangement between NS and Canadian National Railway (CN) to effectively share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the midwestern and southeastern U.S., including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.  To implement the MidAmerica Corridor, NS will continue to expend funds to upgrade the rail line operated by West Tennessee Railway between Fulton, Kentucky, and Corinth, Mississippi, a line over which NS would operate pursuant to recently obtained trackage rights.  In addition, NS will construct a connection with CN east of St. Louis.  Implementation of the MidAmerica corridor arrangement will begin in 2011 with the start of a daily train between St. Louis and the Southeast.  Projected capital improvements for the remainder of 2011 are expected to approximate $15 million.

Cash used in financing activities was $861 million in the first quarter of 2011 compared with $233 million in the first quarter of 2010.  The change reflected resumed share repurchases and the retirement of $300 million in senior notes.  Share repurchases were 5.3 million, totaling $343 million in the first quarter of 2011, compared to zero in the same period last year.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  NS’ total debt-to-total capitalization ratio was 38.4% at March 31, 2011, compared with 39.7% at December 31, 2010.

As of March 31, 2011, NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at March 31, 2011, and NS is in compliance with all of its covenants.  In October 2010, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2011.  There was $100 million and $200 million outstanding under this program at March 31, 2011 and December 31, 2010, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.  Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.  Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.  There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10-K as of December 31, 2010.

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

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments.  At March 31, 2011, NS’ debt subject to interest rate fluctuations totaled $100 million.  A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $1 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $32 million at March 31, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At March 31, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 142 known locations.  As of that date, nine sites accounted for $13 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on its assessment of known facts and circumstances, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate,” and “project.”  Forward-looking statements reflect management’s good-faith evaluation of information currently available.  However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:  legislative and regulatory developments; transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; disruptions to NS’ technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unavailability of qualified personnel due to unpredictability of demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For a discussion of significant risk factors applicable to NS, see Part II, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  NS undertakes no obligation to update or revise forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based on such evaluation, such officers have concluded that, as of March 31, 2011, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS’ periodic filings under the Exchange Act.

(b)  Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

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

On August 30, 2010, the Pipeline Hazardous Material Safety Administration (“PHMSA”) sent NS a Notice of Probable Violation (“NPV”) and assessment of possible penalty related to a 2009 audit PHMSA conducted at a 5.5-mile locomotive fuel pipeline serving the railroad’s Brosnan Yard in Macon, Georgia.  NS has subsequently received two Notices of Amendment and two additional NPV’s regarding this pipeline.  In addition, on December 13, 2010, NS made voluntary disclosures to PHMSA regarding potential violations relative to a 5.5-mile pipeline in Goldsboro, North Carolina, that is owned by a wholly owned subsidiary and that supplies jet fuel to the United States Air Force.  It is likely that these matters will involve potential fines, penalties, or other monetary sanctions in excess of $100,000 and are therefore described here consistent with SEC rules and requirements.  NS does not believe resolution of these claims will have a material effect on its financial position, results of operations, or liquidity.

Item 1A. Risk Factors

The risk factors included in NS’ 2010 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)

January 1-31, 2011	2,020,588	$63.49	2,020,588	43,596,690

February 1-28, 2011	1,759,405	$63.14	1,759,405	41,837,285

March 1-31, 2011	1,566,331	$66.12	1,560,161	40,277,124

Total	5,346,324		5,340,154

(1)	Of this amount, 6,170 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.
(2)	On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015. On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010. On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.

Item 6.  Exhibits

See Exhibit Index beginning on page 27 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 29, 2011	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	April 29, 2011	/s/C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-014(a) Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month periods ended March 31, 2011 and 2010; (ii) the Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements.
* Filed herewith.