Form 10-Q
period 2011-06-30
NORFOLK SOUTHERN CORP
filed 2011-07-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF             1934 for the quarterly period ended JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock ($1.00 par value per share)	347,773,580 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in millions, except per share amounts)

Railway operating revenues	$2,866	$2,430	$5,486	$4,668

Railway operating expenses:
Compensation and benefits	739	670	1,504	1,369
Purchased services and rents	405	374	788	709
Fuel	412	258	801	512
Depreciation	213	204	424	408
Materials and other	222	191	494	382
Total railway operating expenses	1,991	1,697	4,011	3,380

Income from railway operations	875	733	1,475	1,288

Other income - net	34	17	61	37
Interest expense on debt	113	115	225	234

Income before income taxes	796	635	1,311	1,091

Provision for income taxes	239	243	429	442

Net income	$557	$392	$882	$649

Per share amounts:
Net income:
Basic	$1.58	$1.06	$2.49	$1.74
Diluted	$1.56	$1.04	$2.45	$1.72

Dividends	$0.40	$0.34	$0.80	$0.68

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2011	2010
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$678	$827
Short-term investments	228	283
Accounts receivable - net	991	807
Materials and supplies	201	169
Deferred income taxes	163	145
Other current assets	54	240
Total current assets	2,315	2,471

Investments	2,235	2,193
Properties less accumulated depreciation of $9,217 and $9,262, respectively	23,671	23,231
Other assets	257	304

Total assets	$28,478	$28,199

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,254	$1,181
Short-term debt	--	100
Income and other taxes	160	199
Other current liabilities	284	244
Current maturities of long-term debt	55	358
Total current liabilities	1,753	2,082

Long-term debt	6,931	6,567
Other liabilities	1,795	1,793
Deferred income taxes	7,372	7,088
Total liabilities	17,851	17,530

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 347,773,580 and 357,362,604 shares,
respectively, net of treasury shares	349	358
Additional paid-in capital	1,951	1,892
Accumulated other comprehensive loss	(770)	(805)
Retained income	9,097	9,224
Total stockholders’ equity	10,627	10,669

Total liabilities and stockholders’ equity	$28,478	$28,199

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
	($ in millions)

Cash flows from operating activities
Net income	$882	$649
Reconciliation of net income to net cash provided by operating activities:
Depreciation	428	411
Deferred income taxes	243	46
Gains and losses on properties and investments	--	(3)
Changes in assets and liabilities affecting operations:
Accounts receivable	(184)	(126)
Materials and supplies	(32)	(15)
Other current assets	36	36
Current liabilities other than debt	221	236
Other - net	106	148
Net cash provided by operating activities	1,700	1,382

Cash flows from investing activities
Property additions	(888)	(569)
Property sales and other transactions	20	21
Investments, including short-term	(67)	(260)
Investment sales and other transactions	134	77
Net cash used in investing activities	(801)	(731)

Cash flows from financing activities
Dividends	(283)	(252)
Common stock issued - net	69	42
Purchase and retirement of common stock	(792)	(114)
Proceeds from borrowings - net	396	--
Debt repayments	(438)	(468)
Net cash used in financing activities	(1,048)	(792)

Net decrease in cash and cash equivalents	(149)	(141)

Cash and cash equivalents
At beginning of year	827	996

At end of period	$678	$855

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$219	$232
Income taxes (net of refunds)	$45	$253

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of June 30, 2011, and December 31, 2010, and its results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

In the first quarter of 2011, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $7 million during the second quarter of 2011, and $11 million during the same period of 2010.  For the first six months of 2011 and 2010, stock-based compensation expense was $49 million and $51 million, respectively.  The total tax effects recognized in income in relation to stock-based compensation were net benefits of $2 million and $3 million for the quarters ended June 30, 2011 and 2010, respectively, and net benefits of $16 million for the first six months of 2011 and 2010.

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

During the second quarter of 2011, options relating to 889,853 shares were exercised, yielding $25 million in cash proceeds and $12 million of tax benefits recognized as additional paid-in capital.  During the second quarter of 2010, options relating to 565,786 shares were exercised, yielding $14 million in cash proceeds and $7 million of tax benefits recognized as additional paid-in capital.

For the first six months of 2011, options relating to 1,649,046 shares were exercised, yielding $45 million of cash proceeds and $22 million of tax benefits recognized as additional paid-in capital.  For the first six months of 2010, options relating to 1,157,896 shares were exercised yielding $26 million of cash proceeds and $14 million of tax benefits recognized as additional paid-in capital.

Restricted Stock Units and Restricted Shares

There were 177,400 restricted stock units granted in 2011, with an average grant-date fair value of $62.75 and a five-year restriction period.  The restricted stock units granted in 2011 will be settled through the issuance of shares of Common Stock.

During the second quarters of 2011 and 2010, no restricted stock units were earned or paid out.  There were no restricted stock units earned or paid out during the first six months of 2011.  The total related tax benefit recognized as additional paid-in capital was less than $1 million for both the second quarter of 2011 and the first six months of 2011.

During the first six months of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.  Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.  The total related tax benefit recognized as additional paid-in capital was $2 million in the first six months of 2010.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.  During the first quarter of 2011, there were 580,900 PSUs granted with a grant-date fair value of $62.75.  The PSUs granted in 2011 and 2010 will be paid in the form of shares of Common Stock.

During the first six months of 2011, 850,595 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $50.47 per unit and a fair value at payout of $62.75 per unit.  The total related tax benefit recognized as additional paid-in capital was $2 million for the first six months of 2011.

During the first six months of 2010, 851,893 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $49.56 per unit and a fair value at payout of $47.76 per unit.  The total related tax expense recognized as a reduction to additional paid-in capital was less than $1 million for the first six months of 2010.

2.  Income Taxes

During the second quarter of 2011, the Internal Revenue Service (IRS) completed its examination of NS’ 2008 tax return and review of certain claims for refund for prior years that resulted in a decrease in income tax expense of $40 million. Also during the second quarter, three states enacted tax law changes that, as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, “Income Taxes,” decreased deferred income tax expense by $19 million.

NS’ balance of unrecognized tax benefits reported at December 31, 2010 has decreased by $76 million, primarily because of the timing of deductibility of a tax position that became certain during the first quarter and the completion of the IRS examination and review of certain claims for refund during the second quarter.  NS’ consolidated income tax return for 2009 is undergoing routine audit by the IRS.

During the first quarter of 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 were signed into law.  Provisions of the Acts eliminated, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by ASC 740, NS recorded a $27 million charge to deferred tax expense in the first quarter of 2010.

3.  Earnings Per Share

	Three months ended June 30,
	2011	2010	2011	2010
	Basic		Diluted
	($ in millions except per share, shares in millions)

Net income	$557	$392	$557	$392
Dividend equivalent payments	(2)	(2)	--	(2)
Income available to common stockholders	$555	$390	$557	$390

Weighted-average shares outstanding	351.0	369.7	351.0	369.7
Dilutive effect of outstanding options and share-settled awards			6.3	5.4
Adjusted weighted-average shares outstanding			357.3	375.1
Earnings per share	$1.58	$1.06	$1.56	$1.04

	Six months ended June 30,
	2011	2010	2011	2010
	Basic		Diluted
	($ in millions except per share, shares in millions)

Net income	$882	$649	$882	$649
Dividend equivalent payments	(4)	(4)	(2)	(4)
Income available to common stockholders	$878	$645	$880	$645

Weighted-average shares outstanding	353.1	369.6	353.1	369.6
Dilutive effect of outstanding options and share-settled awards			5.8	5.4
Adjusted weighted-average shares outstanding			358.9	375.0
Earnings per share	$2.49	$1.74	$2.45	$1.72

During the second quarters and first six months of 2011 and 2010, dividend equivalent payments were made to holders of stock options and restricted stock units.  For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and restricted stock units were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and restricted stock units receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these grants to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: zero in 2011 and 2010.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at June 30, 2011 and December 31, 2010, amounted to 20,320,777 and 20,336,843 shares, respectively, with a cost of $19 million as of both dates.

5.  Stock Repurchase Program

NS repurchased and retired 11.6 million shares of Common Stock in the first six months of 2011, at a cost of $792 million and 2.0 million shares at a cost of $114 million for the same period of 2010.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  Since 2005, NS has repurchased and retired 91.0 million shares at a total cost of $4.9 billion.

6.  Investments

	June 30,	December 31,
	2011	2010
	($ in millions)

Short-term investments with average remaining maturities:
Available-for-sale:
Corporate bonds, 10 and 4 months, respectively	$50	$64
Certificates of deposit, 2 and 5 months, respectively	46	76
Commercial paper, 4 months	--	35
Total available-for-sale	96	175
Held-to-maturity:
Federal government bonds, 4 and 9 months, respectively	74	49
Corporate bonds, 4 and 10 months, respectively	58	59
Total held-to-maturity	132	108
Total short-term investments	$228	$283

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  NS’ investment in Conrail was $972 million at June 30, 2011, and $959 million at December 31, 2010.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $32 million and $29 million for the second quarters of 2011 and 2010, respectively, and $65 million and $58 million for the first six months of 2011 and 2010, respectively.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $7 million for the second quarters of 2011 and 2010, respectively, and $13 million for the first six months of 2011 and 2010, respectively.

“Accounts payable” includes $153 million at June 30, 2011, and $128 million at December 31, 2010, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both June 30, 2011 and December 31, 2010, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

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

	Three months ended June 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
		($ in millions)

Service cost	$7	$6	$4	$4
Interest cost	23	24	14	15
Expected return on plan assets	(35)	(35)	(3)	(3)
Amortization of net losses	17	12	11	12
Amortization of prior service cost	1	--	--	--
Net cost	$13	$7	$26	$28

	Six months ended June 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
		($ in millions)

Service cost	$14	$13	$8	$8
Interest cost	46	48	29	30
Expected return on plan assets	(70)	(71)	(7)	(7)
Amortization of net losses	34	24	22	24
Amortization of prior service cost	1	1	--	--
Net cost	$25	$15	$52	$55

8.  Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		($ in millions)

Net income	$557	$392	$882	$649
Other comprehensive income	16	14	35	33
Total comprehensive income	$573	$406	$917	$682

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At June 30, 2011 and December 31, 2010, for assets measured at fair value on a recurring basis, there were $96 million and $175 million, respectively, of available-for-sale securities valued under level 2 of the fair value hierarchy.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$170	$201	$192	$222
Long-term debt, including current maturities	$(6,986)	$(8,203)	$(6,925)	$(7,971)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding gains on both June 30, 2011 and December 31, 2010.  Sales of available-for-sale securities were $132 million and $40 million for the six months ended June 30, 2011 and 2010, respectively.

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  During the first quarter of 2010, NS settled an arbitration claim ($100 million) with one of its insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  In the first quarter of 2011, NS received an unfavorable ruling for an arbitration claim with another insurance carrier, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million expense during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million expense for other receivables affected by the ruling for which recovery is no longer probable.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $33 million at June 30, 2011 and December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At June 30, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at approximately 157 known locations and projects.  As of that date, seven sites accounted for $11 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At June 30, 2011, NS had outstanding purchase commitments totaling approximately $1.2 billion for long-term service contracts through 2019, as well as locomotives, freight cars, track material, and RoadRailer® trailers, in connection with its capital programs through 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2011, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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
July 29, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Amid an uncertain yet improving economic landscape, NS’ second quarter net income grew from $392 million in 2010 to $557 million in 2011.  The increase was primarily the result of a $142 million, or 19%, increase in income from railway operations.  Earnings per share improved to $1.56 from $1.04 in the prior year.  Revenues rose 18% as a result of higher average revenue per unit and increased traffic volumes.  Railway operating expenses increased 17%, reflecting higher fuel prices and increased traffic volumes.  The year-over-year growth in net income was also favorably impacted by non-recurring income tax-related benefits of $63 million or $0.18 per share.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 69.5%, compared with 69.8% for the second quarter of 2010.

Cash provided by operating activities for the first six months of 2011 was $1.7 billion, which along with cash on hand and proceeds from borrowings allowed for capital expenditures, share repurchases, debt repayments, and dividends.  In the second quarter of 2011, 6.3 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $449 million.  Since inception of the stock repurchase program in 2005, NS has repurchased and retired 91.0 million shares of Common Stock at a total cost of $4.9 billion.  At June 30, 2011, cash, cash equivalents, and short-term investments totaled $906 million.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2011 net income was $557 million, up $165 million, or 42%, compared with the same period last year. The increase primarily resulted from a $142 million increase in income from railway operations that reflected a $436 million, or 18%, improvement in railway operating revenues, partially offset by a $294 million, or 17%, increase in railway operating expenses, and a lower effective income tax rate due to the favorable resolution of an IRS examination of NS’ 2008 return and review of certain claims for refund as well as state tax law changes.

For the first six months of 2011, net income was $882 million, up $233 million, or 36%, compared with the same period last year.  Income from railway operations increased 15%, reflecting an 18% improvement in railway operating revenues that was partially offset by a 19% rise in railway operating expenses.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the second quarter of 2011, excluding the impact of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense; however, for the first six months of 2011 the increase in fuel surcharge revenue was less than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter railway operating revenues were $2.9 billion in 2011, up $436 million, or 18%, compared with the second quarter of 2010.  For the first six months of 2011, railway operating revenues were $5.5 billion, up $818 million, or 18%, compared with the same period last year.  As shown in the following table, the increases were the result of higher average revenue per unit (which includes the effects of fuel surcharges), and higher traffic volume.  Fuel surcharges amounted to $361 million in the second quarter (up $162 million) and $610 million for the first six months (up $252 million):

	Second Quarter	First Six Months
	2011 vs. 2010	2011 vs. 2010
	Increase	Increase
	($ in millions)

Revenue per unit	$341	$542
Traffic volume (units)	95	276
Total	$436	$818

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price coupled with the change in fuel prices decreased fuel surcharge revenue by approximately $10 million for the second quarter and $50 million for the first six months.

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

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2011	2010	2011	2010	2011	2010
	($ in millions)		(in thousands)		($ per unit)

Coal	$893	$696	402.6	394.4	$2,217	$1,765
General merchandise:
Agriculture/consumer/gov’t	369	322	150.1	152.9	2,460	2,103
Chemicals	355	334	95.4	106.0	3,727	3,158
Metals and construction	320	279	173.3	175.4	1,846	1,586
Paper/clay/forest	191	182	78.9	85.3	2,420	2,142
Automotive	198	166	84.6	72.5	2,334	2,277
General merchandise	1,433	1,283	582.3	592.1	2,461	2,166

Intermodal	540	451	802.0	733.3	674	616

Total	$2,866	$2,430	1,786.9	1,719.8	$1,604	$1,413

	First Six Months
	Revenues		Units		Revenue per Unit
	2011	2010	2011	2010	2011	2010
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,709	$1,325	808.7	758.7	$2,113	$1,746
General merchandise:
Agriculture/consumer/gov’t	720	647	305.7	311.2	2,357	2,078
Chemicals	693	648	191.1	202.6	3,629	3,202
Metals and construction	589	511	321.7	313.7	1,830	1,628
Paper/clay/forest	375	351	158.8	163.7	2,361	2,146
Automotive	375	325	163.2	142.9	2,297	2,272
General merchandise	2,752	2,482	1,140.5	1,134.1	2,413	2,188

Intermodal	1,025	861	1,548.9	1,409.9	662	611

Total	$5,486	$4,668	3,498.1	3,302.7	$1,568	$1,413

Coal

Coal revenues increased $197 million, or 28%, in the second quarter and $384 million, or 29%, in the first six months, compared with the same periods last year.  Both increases reflect improvements in average revenue per unit (up 26% for the quarter and 21% for the first six months) and traffic volume (up 2% in the second quarter and 7% for the first six months).  Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(tons in thousands)

Utility	29,455	29,581	60,965	57,544
Export	7,938	6,383	15,376	12,386
Domestic metallurgical	4,859	5,229	8,633	9,338
Industrial	1,906	2,030	3,731	3,847
Total	44,158	43,223	88,705	83,115

Utility coal tonnage was essentially flat in the second quarter but increased 6% in the first six months.  Both periods were negatively impacted by low natural gas prices and severe weather disruptions.  These factors were offset in part for the quarter but completely for the first six months by new business and the resumption in the first quarter of 2011 of shipments to electrical generation units that had been idled since the first quarter of 2009.  Export coal tonnage increased 24% in both the second quarter and the first six months, reflecting continued global demand for steel production.  Domestic metallurgical coal, coke, and iron ore tonnage was down 7% in the second quarter and 8% in the first six months, as heightened export demand drew excess coal supplies from the domestic market.  Industrial coal tonnage decreased 6% in the second quarter and 3% in the first six months, primarily due to tight coal supply and temporary network delays.

Coal revenues for the remainder of the year are expected to increase compared to last year due to improved average revenue per unit, including fuel surcharges, and higher traffic volumes.

General Merchandise

General merchandise revenues increased $150 million, or 12%, in the second quarter compared with the same period last year, reflecting a 14% rise in average revenue per unit, partially offset by a 2% decrease in traffic volumes.  For the first six months, general merchandise revenues increased $270 million, or 11%, reflecting a 10% improvement in average revenue per unit and a 1% increase in traffic volumes.

Agriculture, consumer products, and government volume decreased 2% for both periods, reflecting fewer shipments of fertilizer due to certain network classification changes and reduced miscellaneous transportation volumes driven by fewer new freight car builds.  These volume declines were offset in part by more shipments of soybeans and wheat due to increased demand. The first six months also reflect reduced short-haul shipments of corn due to the impact of a healthier local crop.  Chemicals volume decreased 10% in the second quarter and 6% for the first six months, a continuing result of fewer shipments of fly ash due to the completion of the Tennessee Valley Authority ash project in the fourth quarter of 2010.  Metals and construction volume decreased 1% in the second quarter but increased 3% for the first six months.  Both periods reflect fewer shipments of scrap metal due to supplier sourcing changes, as well as reduced shipments of cement driven by lower demand from a softened housing market.  Aggregate shipments were also down for the quarter as a result of reduced demand for scrubber stone.  These reductions in carloadings were offset in part for the quarter, but completely for the first six months, by more shipments of coil steel due to increased automotive and steel production, in addition to higher shipments of fractionating sand for natural gas drilling.  Paper, clay, and forest products volume was down 8% in the second quarter and 3% for the first six months, reflecting reduced shipments of wood chips due to dryer weather in the Southeast that prompted customer sourcing changes.  The quarter also reflected fewer shipments of kaolin and pulpboard due to reduced global demand, whereas the first six months reflected increased shipments of pulpboard due to strong export demand experienced during the first quarter of 2011.  Automotive volume increased 17% in the second quarter and 14% for the first six months, primarily a result of improving consumer demand as reflected by domestic automakers’ increased production of North American light vehicles.

General merchandise revenues for the remainder of the year are expected to exceed the last six months of 2010, reflecting higher average revenue per unit, including fuel surcharges, and slightly higher traffic volumes.

Intermodal

Intermodal revenues increased $89 million, or 20%, in the second quarter, and $164 million, or 19%, for the first six months, compared with the same periods last year, reflecting higher average revenue per unit (up 9% in the second quarter and 8% for the first six months) and traffic volume (up 9% and 10%, respectively).  In the second quarter and first six months of 2011, all intermodal segments experienced volume increases, reflecting stronger market demand and continued highway conversions to rail due to the improving economy and tightened truck capacity.  Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 15% for the second quarter and 17% for the first six months; international traffic volume improved 3% in both the second quarter and the first six months; Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 10% for the second quarter and 14% for the first six months; and Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced volume improvements of 3% for the second quarter and 2% for the first six months.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volumes and average revenue per unit, including fuel surcharges.

Railway Operating Expenses

Second quarter railway operating expenses were $2.0 billion in 2011, up $294 million, or 17%, compared to the same period last year.  For the first six months, expenses were $4.0 billion, up $631 million, or 19%.  Both increases were largely due to higher fuel prices and increased volume-related expenses, while the first six months also reflects a $58 million unfavorable insurance arbitration ruling from the first quarter of 2011.

Compensation and benefits expenses increased $69 million, or 10%, in the second quarter and $135 million, or 10%, in the first six months, compared with the same periods last year.  The rises for both periods were primarily the result of higher:

  employee activity levels associated with higher volumes (up $22 million for the quarter and $42 million for the first six months), agreement health and welfare benefit costs for active employees (up $13 million for the quarter and $24 million for the first six months), payroll taxes (up $13 million for the quarter and $25 million for the first six months), and pension costs (up $6 million for the quarter and $10 million for the first six months).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $31 million, or 8%, for the second quarter and $79 million, or 11%, for the first six months, compared with the same periods last year.  The increases for both periods were primarily driven by higher volume-related costs associated with equipment rents, equipment and roadway repairs and maintenance, intermodal operations, and transporting agreement employees, as well as increased software costs.  The increase for the first six months also reflected the absence of the 2010 favorable settlement with a freight car supplier and higher legal fees in 2011.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $154 million, or 60%, for the second quarter and $289 million, or 56%, for the first six months, compared with the same periods last year.  The increases were principally the result of higher fuel prices (locomotive fuel prices rose 45% and 40%, respectively), which had an impact of $131 million in the second quarter and $235 million for the first six months, as well as increased fuel consumption (locomotive fuel consumption grew 10% in both periods), which had an impact of $23 million and $54 million, respectively.

Depreciation expense increased $9 million, or 4%, for the second quarter and $16 million, or 4%, for the first six months, compared with the same periods last year, reflecting the effects of an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $31 million, or 16%, in the second quarter and $112 million, or 29%, for the first six months, compared with the same periods last year.  Both periods reflect increased locomotive and freight car materials costs, less favorable personal injury claims development, and increased travel costs.  The increase for the first six months also reflects the unfavorable insurance arbitration ruling discussed below.

The following table shows the components of materials and other expenses:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		($ in millions)

Materials	$103	$82	$197	$169
Casualties and other claims	43	39	142	73
Other	76	70	155	140
Total	$222	$191	$494	$382

NS engaged in arbitration with two of its insurance carriers that failed to respond to insurance claims submitted by NS arising out of the January 6, 2005 derailment in Graniteville, S.C.  During the first quarter of 2010, NS settled the first arbitration claim ($100 million) with one of the insurance carriers with no adverse effect on NS’ financial position, results of operations, or liquidity.  In the first quarter of 2011, NS received an unfavorable ruling for the second arbitration claim, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million expense during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million expense for other receivables affected by the ruling for which recovery is no longer probable.

Other Income – Net

Other income – net increased $17 million in the second quarter and $24 million for the first six months, compared with the same periods last year.  Both periods reflect higher net returns from corporate-owned life insurance (up $7 million for the quarter and $9 million for the first six months), reduced interest expense on uncertain tax positions (down $7 million for the quarter and $10 million for the first six months), and increased coal royalties (up $4 million in the second quarter and $8 million for the first six months).

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 30.0% and 32.7% in 2011, respectively, compared with 38.3% and 40.5%, respectively, for the same periods last year.  The lower effective rates for both periods reflect the favorable resolution of an IRS examination of NS’ 2008 return and review of certain claims for refund ($40 million) in addition to a decrease in deferred tax expense for state law changes ($19 million); while the year-to-date rate also benefited from the absence of a first quarter 2010 charge to deferred tax expense of $27 million due to a change in the tax law impacting the Medicare Part D retiree drug subsidy program.

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

NS’ consolidated income tax return for 2009 is undergoing routine audit by the IRS.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $1.7 billion for the first six months of 2011, compared with $1.4 billion for the same period of 2010, primarily reflecting improved operating results.  NS had working capital of $562 million at June 30, 2011, compared with $389 million at December 31, 2010.  Cash, cash equivalents, and short-term investment balances totaled $906 million at June 30, 2011 and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the the first six months of 2011, NS repaid $300 million of 6.75% senior notes at maturity, committed to purchase an additional $232 million in coal cars through 2012, and issued $400 million of 6.00% senior notes due 2111.  Other than these items, there have been no other material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2010.

Cash used in investing activities was $801 million in the first six months of 2011, compared with $731 million in the same period last year, reflecting an increase in capital expenditures, offset in part by a decrease in investment purchases, net of sales.

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

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75. Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships. Currently, the Crescent Corridor has received or expects to receive a total of $256 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina. NS currently estimates spending up to $242 million for the substantial completion of work on these projects, which is expected by the end of 2013, including planned capital expenditures for the remainder of 2011 as high as $48 million.

The MidAmerica Corridor is a proposed cooperative arrangement between NS and Canadian National Railway (CN) to effectively share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the midwestern and southeastern U.S., including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.  To implement the MidAmerica Corridor, NS will continue to expend funds to upgrade the rail line operated by West Tennessee Railway between Fulton, Kentucky, and Corinth, Mississippi, a line over which NS would operate pursuant to recently obtained trackage rights.  In addition, NS will construct a connection with CN east of St. Louis.  Implementation of the MidAmerica corridor arrangement is expected to begin in late 2011 with the start of a daily train between St. Louis and the Southeast.  Projected capital improvements for the remainder of 2011 are expected to be approximately $17 million.

Cash used in financing activities was $1.0 billion in the first six months of 2011 compared with $792 million in the same period last year.  The change reflected increased share repurchases that were offset in part by proceeds from borrowings and lower debt repayments.  Share repurchases were 11.6 million, totaling $792 million in the first six months of 2011, compared to 2.0 million shares, totaling $114 million in the same period last year.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  During the second quarter of 2011, NS issued $400 million of 6.00% senior notes due 2111.  NS’ total debt-to-total capitalization ratio was 39.7% at June 30, 2011 and December 31, 2010.

As of June 30, 2011, NS has authority from its Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in 2012, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at June 30, 2011, and NS is in compliance with all of its covenants.  In October 2010, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2011.  There was $100 million and $200 million outstanding under this program at June 30, 2011 and December 31, 2010, respectively.

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

On or after November 1, 2009, NS and the nation’s other major railroads represented by the National Carriers Conference Committee (NCCC) served new proposals to begin the current round of bargaining.  On April 21, 2011, the NCCC and the United Transportation Union (UTU), which represents conductors, trainmen, hostlers, and yardmasters, reached a tentative national agreement setting forth terms and working conditions through December 31, 2014.  The agreement is subject to ratification by the UTU membership.  The NCCC and a coalition of six unions led by the Transportation Communications Union (TCU) and a separate coalition, the Rail Labor Bargaining Coalition (RLBC), representing six other labor organizations are currently negotiating separately with the assistance of mediators from the National Mediation Board.  The outcome of any of the negotiations cannot be determined at this point.

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

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At June 30, 2011, NS’ debt subject to interest rate fluctuations totaled $100 million. A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $1 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $33 million at June 30, 2011 and December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At June 30, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at approximately 157 known locations and projects.  As of that date, seven sites accounted for $11 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 29 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statues, which often impose joint and several liability for cleanup costs.

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

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This update, effective for interim or annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.  NS will adopt this ASU retrospectively in the first quarter of 2012.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The update, effective for interim or annual reporting periods beginning after December 15, 2011, provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements.  NS will adopt this ASU in the first quarter of 2012.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on such evaluation, such officers have concluded that, as of June 30, 2011, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS’ periodic filings under the Exchange Act.

(b)  Changes in Internal Control Over Financial Reporting

During the second quarter of 2011, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

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

On November 6, 2007, various antitrust class actions filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  NS believes the allegations in the complaints are without merit and intends to continue defending the cases vigorously.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

On March 3, 2010, NS received a Shareholder Litigation Demand Letter alleging that NS officers and directors breached fiduciary duties by causing NS to engage in anti-competitive practices relating to the use of fuel surcharges, which have harmed or will ultimately harm NS.  The allegations in the letter relate to those contained in the ongoing fuel surcharge class action litigation.  In response to the letter, pursuant to Virginia law, the Board of Directors created a Special Litigation Committee to review and evaluate the facts and circumstances surrounding the claims made in the Demand Letter.  On September 28, 2010, the shareholder filed a shareholder derivative complaint in United States District Court in the District of Columbia against NS, each of the current members of the Board of Directors, and former Chairman, President, and Chief Executive Officer.  Following an investigation utilizing independent counsel, the Special Litigation Committee issued a report on November 22, 2010 concluding unanimously that the Company should take no action in response to the Demand and should move to dismiss the Derivative Action because it is not in the best interests of the Company.  NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.

NS has outstanding two Notices of Probable Violation (“NPV”) issued by the Pipeline Hazardous Material Safety Administration (“PHMSA”) in February 2011 in connection with the 5.5-mile locomotive fuel pipeline serving the railroad’s Brosnan Yard, in Macon, Georgia.  An earlier NPV from August 2010 regarding this pipeline has been resolved with penalties of less than $100,000.  In addition, on December 13, 2010, NS made voluntary disclosures to PHMSA regarding potential violations relative to a 5.5-mile pipeline in Goldsboro, North Carolina, that is owned by a wholly owned subsidiary and supplies jet fuel to the United States Air Force.  It is likely that these matters will involve potential fines, penalties or other monetary sanctions in excess of $100,000 and are therefore described here consistent with SEC rules and requirements.  NS does not believe resolution of these claims will have a material effect on its financial position, results of operations, or liquidity.

Item 1A. Risk Factors

The risk factors included in NS’ 2010 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)

April 1-30, 2011	1,173,466	$68.06	1,172,118	39,105,006

May 1-31, 2011	2,239,533	$72.32	2,233,710	36,871,296

June 1-30, 2011	2,919,935	$71.57	2,915,000	33,956,296

Total	6,332,934		6,320,828

(1)	Of this amount, 12,106 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.
(2)	On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015. On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010. On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.

Item 6.  Exhibits

See Exhibit Index beginning on page 29 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 29, 2011	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	July 29, 2011	/s/C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

4.1	Second Supplement Indenture, dated as of May 23, 2011, between the Registrant U.S. Bank Trust National Association, as Trustee, is incorporated by Reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011.

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-014(a) Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the six-month periods ended June 30, 2011 and 2010; (ii) the Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements.
* Filed herewith.