Form 10-Q
period 2011-09-30
NORFOLK SOUTHERN CORP
filed 2011-10-28
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF             1934 for the quarterly period ended SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock ($1.00 par value per share)	336,106,217 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions, except per share amounts)

Railway operating revenues	$2,889	$2,456	$8,375	$7,124

Railway operating expenses:
Compensation and benefits	736	680	2,240	2,049
Purchased services and rents	403	377	1,191	1,086
Fuel	385	259	1,186	771
Depreciation	217	204	641	612
Materials and other	210	190	704	572
Total railway operating expenses	1,951	1,710	5,962	5,090

Income from railway operations	938	746	2,413	2,034

Other income - net	60	81	121	118
Interest expense on debt	114	113	339	347

Income before income taxes	884	714	2,195	1,805

Provision for income taxes	330	269	759	711

Net income	$554	$445	$1,436	$1,094

Per share amounts:
Net income:
Basic	$1.61	$1.21	$4.09	$2.95
Diluted	$1.59	$1.19	$4.03	$2.91

Dividends	$0.43	$0.36	$1.23	$1.04

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2011	2010
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$242	$827
Short-term investments	152	283
Accounts receivable - net	1,029	807
Materials and supplies	212	169
Deferred income taxes	160	145
Other current assets	30	240
Total current assets	1,825	2,471

Investments	2,240	2,193
Properties less accumulated depreciation of $9,351 and $9,262, respectively	23,978	23,231
Other assets	268	304

Total assets	$28,311	$28,199

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,329	$1,181
Short-term debt	--	100
Income and other taxes	221	199
Other current liabilities	331	244
Current maturities of long-term debt	55	358
Total current liabilities	1,936	2,082

Long-term debt	6,782	6,567
Other liabilities	1,788	1,793
Deferred income taxes	7,550	7,088
Total liabilities	18,056	17,530

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 336,106,217 and 357,362,604 shares,
respectively, net of treasury shares	337	358
Additional paid-in capital	1,912	1,892
Accumulated other comprehensive loss	(753)	(805)
Retained income	8,759	9,224
Total stockholders’ equity	10,255	10,669

Total liabilities and stockholders’ equity	$28,311	$28,199

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
	($ in millions)

Cash flows from operating activities
Net income	$1,436	$1,094
Reconciliation of net income to net cash provided by operating activities:
Depreciation	646	617
Deferred income taxes	414	172
Gains and losses on properties and investments	(30)	(38)
Changes in assets and liabilities affecting operations:
Accounts receivable	(222)	(142)
Materials and supplies	(43)	(15)
Other current assets	60	50
Current liabilities other than debt	402	254
Other - net	101	136
Net cash provided by operating activities	2,764	2,128

Cash flows from investing activities
Property additions	(1,433)	(907)
Property sales and other transactions	70	81
Investments, including short-term	(88)	(441)
Investment sales and other transactions	246	261
Net cash used in investing activities	(1,205)	(1,006)

Cash flows from financing activities
Dividends	(432)	(384)
Common stock issued - net	95	59
Purchase and retirement of common stock	(1,611)	(437)
Proceeds from borrowings - net	396	250
Debt repayments	(592)	(477)
Net cash used in financing activities	(2,144)	(989)

Net increase (decrease) in cash and cash equivalents	(585)	133

Cash and cash equivalents
At beginning of year	827	996

At end of period	$242	$1,129

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$296	$296
Income taxes (net of refunds)	$121	$498

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of September 30, 2011, and December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

In the first quarter of 2011, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $3 million during the third quarter of 2011, and $9 million during the same period of 2010.  For the first nine months of 2011 and 2010, stock-based compensation expense was $52 million and $60 million, respectively.  The total tax effects recognized in income in relation to stock-based compensation were net benefits of $1 million and $3 million for the quarters ended September 30, 2011 and 2010, respectively, and net benefits of $17 million and $19 million for the first nine months of 2011 and 2010.

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

During the third quarter of 2011, options relating to 555,659 shares were exercised, yielding $15 million in cash proceeds and $11 million of tax benefits recognized as additional paid-in capital.  During the third quarter of 2010, options relating to 497,375 shares were exercised, yielding $11 million in cash proceeds and $6 million of tax benefits recognized as additional paid-in capital.

For the first nine months of 2011, options relating to 2,204,705 shares were exercised, yielding $60 million of cash proceeds and $33 million of tax benefits recognized as additional paid-in capital.  For the first nine months of 2010, options relating to 1,655,271 shares were exercised yielding $37 million of cash proceeds and $20 million of tax benefits recognized as additional paid-in capital.

Restricted Stock Units and Restricted Shares

There were 177,400 restricted stock units granted in 2011, with an average grant-date fair value of $62.75 and a five-year restriction period.  The restricted stock units granted in 2011 will be settled through the issuance of shares of Common Stock.

During the third quarters of 2011 and 2010, no restricted stock units were earned or paid out.  There were no restricted stock units earned or paid out during the first nine months of 2011.  The total related tax benefit recognized as additional paid-in capital was less than $1 million for both the third quarter of 2011 and the first nine months of 2011.

During the first nine months of 2010, 286,709 restricted stock units were earned and paid out in cash with a weighted average fair value of $48.88.  Also earned and distributed were 433,236 restricted shares with a weighted-average grant-date fair value of $34.10.  The total related tax benefit recognized as additional paid-in capital was $2 million in the first nine months of 2010.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle.  During the first quarter of 2011, there were 580,900 PSUs granted with a grant-date fair value of $62.75.  The PSUs granted in 2011 and 2010 will be paid in the form of shares of Common Stock.

During the first nine months of 2011, 850,595 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $50.47 per unit and a fair value at payout of $62.75 per unit.  The total related tax benefit recognized as additional paid-in capital was $2 million for the first nine months of 2011.

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

NS’ balance of unrecognized tax benefits reported at December 31, 2010 has decreased by $74 million, primarily because of the timing of deductibility of a tax position that became certain during the first quarter; the completion of the IRS examination and review of certain claims for refund during the second quarter; and the resolution of certain state tax matters during the third quarter.  These decreases during the first nine months were offset by additions to prior year unrecognized tax benefits for new information during the third quarter.  NS’ consolidated income tax returns for 2009 and 2010 are undergoing routine audit by the IRS.

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

3.  Earnings Per Share

	Three Months Ended September 30,
	2011	2010	2011	2010
	Basic		Diluted
	($ in millions except per share, shares in millions)

Net income	$554	$445	$554	$445
Dividend equivalent payments	(2)	(2)	--	(2)
Income available to common stockholders	$552	$443	$554	$443

Weighted-average shares outstanding	343.2	366.3	343.2	366.3
Dilutive effect of outstanding options and share-settled awards			5.8	5.3
Adjusted weighted-average shares outstanding			349.0	371.6
Earnings per share	$1.61	$1.21	$1.59	$1.19

	Nine Months Ended September 30,
	2011	2010	2011	2010
	Basic		Diluted
	($ in millions except per share, shares in millions)

Net income	$1,436	$1,094	$1,436	$1,094
Dividend equivalent payments	(6)	(6)	(2)	(6)
Income available to common stockholders	$1,430	$1,088	$1,434	$1,088

Weighted-average shares outstanding	349.8	368.5	349.8	368.5
Dilutive effect of outstanding options and share-settled awards			5.8	5.3
Adjusted weighted-average shares outstanding			355.6	373.8
Earnings per share	$4.09	$2.95	$4.03	$2.91

During the third quarters and first nine months of 2011 and 2010, dividend equivalent payments were made to holders of stock options and restricted stock units.  For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and restricted stock units were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and restricted stock units receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these grants to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: zero in 2011 and 2010.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries of Norfolk Southern, which at September 30, 2011 and December 31, 2010, amounted to 20,320,777 and 20,336,843 shares, respectively, with a cost of $19 million as of both dates.

5.  Stock Repurchase Program

NS repurchased and retired 23.8 million shares of Common Stock in the first nine months of 2011, at a cost of $1.6 billion, and 7.8 million shares at a cost of $437 million for the same period of 2010.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash and short-term investments on hand, or proceeds from borrowings.  Since 2005, NS has repurchased and retired 103.2 million shares at a total cost of $5.7 billion.

6.  Investments

	September 30,	December 31,
	2011	2010
	($ in millions)

Short-term investments with average remaining maturities:
Available-for-sale:
Corporate bonds, 8 and 4 months, respectively	$43	$64
Federal government bond, 6 months	15	--
Certificates of deposit, 2 and 5 months, respectively	10	76
Commercial paper, 4 months	--	35
Total available-for-sale	68	175
Held-to-maturity:
Federal government bonds, 2 and 9 months, respectively	43	49
Corporate bonds, 2 and 10 months, respectively	41	59
Total held-to-maturity	84	108
Total short-term investments	$152	$283

Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  NS’ investment in Conrail was $980 million at September 30, 2011, and $959 million at December 31, 2010.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $32 million and $30 million for the third quarters of 2011 and 2010, respectively, and $97 million and $88 million for the first nine months of 2011 and 2010, respectively.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $8 million and $3 million for the third quarters of 2011 and 2010, respectively, and $21 million and $16 million for the first nine months of 2011 and 2010, respectively.

“Accounts payable” includes $166 million at September 30, 2011, and $128 million at December 31, 2010, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both September 30, 2011 and December 31, 2010, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Debt

In the first quarter of 2011, NS repaid $100 million under its accounts receivable securitization facility.  At September 30, 2011, and December 31, 2010, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.49%) and $200 million (at an average variable interest rate of 1.54%), respectively.  In October 2011, NS renewed its account receivable securitization facility with a 364-day term to run until October 2012.

During the third quarter of 2011, NS issued $600 million of unsecured notes ($596 million at 4.837% due 2041 and $4 million at 6.00% due 2111) and paid $146 million of premium in exchange for $526 million of its previously issued unsecured notes ($422 million at 7.05% due 2037, $77 million at 7.90% due 2097, and $27 million at 7.25% due 2031).  The premium is reflected as a reduction of debt in the Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.  No gain or loss was recognized as a result of the debt exchange.

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

	Three Months Ended September 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
		($ in millions)

Service cost	$7	$7	$3	$3
Interest cost	23	24	14	16
Expected return on plan assets	(35)	(36)	(4)	(4)
Amortization of net losses	16	12	11	15
Amortization of prior service cost	1	1	--	--
Net cost	$12	$8	$24	$30

	Nine Months Ended September 30,
	2011	2010	2011	2010
	Pension Benefits		Other Benefits
		($ in millions)

Service cost	$21	$20	$11	$11
Interest cost	69	72	43	46
Expected return on plan assets	(105)	(107)	(11)	(11)
Amortization of net losses	50	36	33	39
Amortization of prior service cost	2	2	--	--
Net cost	$37	$23	$76	$85

9.  Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		($ in millions)

Net income	$554	$445	$1,436	$1,094
Other comprehensive income	17	16	52	49
Total comprehensive income	$571	$461	$1,488	$1,143

Other comprehensive income in 2011 and 2010 reflects primarily, net of tax, the amortization of the net losses and prior service costs for the pension and other postretirement benefit plans.

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At September 30, 2011, and December 31, 2010, for assets measured at fair value on a recurring basis, there were $68 million and $175 million, respectively, of available-for-sale securities valued under level 2 of the fair value hierarchy.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

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

The carrying amounts and estimated fair values for the remaining financial instruments, excluding derivatives and investments accounted for under the equity method, consisted of the following:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$152	$183	$192	$222
Long-term debt, including current maturities	$(6,837)	$(8,757)	$(6,925)	$(7,971)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding gains as of both September 30, 2011 and December 31, 2010.  Sales of available-for-sale securities were $173 million and $160 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements is unreasonable.  NS disputes these allegations and in August 2011, NS agreed to settle the rate reasonableness complaint with SMEPA.  Settlement of this claim did not have a material effect on NS’ financial position, results of operations, or liquidity.  Since June 1, 2009, in the case of DuPont, NS has been billing and collecting amounts based on the challenged tariff rates.  Management presently expects resolution of the DuPont case to occur in late 2012 or 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $32 million at September 30, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At September 30, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at approximately 154 known locations and projects.  As of that date, seven sites accounted for $11 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 31 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS, the EPA or comparable state authorities), estimates of NS’ ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.  NS estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.  As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.  NS has consistently applied its methodology of estimating its environmental liabilities.

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

Purchase Commitments

At September 30, 2011, NS had outstanding purchase commitments totaling approximately $813 million for long-term service contracts through 2019, as well as locomotives, freight cars, track material, and RoadRailer® trailers, in connection with its capital programs through 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2011, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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
KPMG LLP
Norfolk, Virginia
October 28, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS’ third quarter net income grew from $445 million in 2010 to $554 million in 2011 as the global and domestic economies have continued their slow growth recovery.  The increase was primarily the result of higher income from railway operations, partially offset by higher income taxes.  Earnings per share improved to $1.59 from $1.19 in the prior year.  Revenues grew 18% as a result of higher average revenue per unit (including fuel surcharges) and increased traffic volume.  Railway operating expenses increased 14%, reflecting higher fuel prices and increased traffic volume.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 67.5%, compared with 69.6% for the third quarter of 2010.

Cash provided by operating activities for the first nine months of 2011 was $2.8 billion, which along with cash on hand and proceeds from borrowings allowed for share repurchases, property additions, and debt repayments.  In the third quarter of 2011, 12.2 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $819 million.  Since inception of the stock repurchase program in 2005, NS has repurchased and retired 103.2 million shares of Common Stock at a total cost of $5.7 billion.  At September 30, 2011, cash, cash equivalents, and short-term investments totaled $394 million.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2011 net income was $554 million, up $109 million, or 24%, compared with the same period last year. The increase primarily resulted from a $192 million increase in income from railway operations partially offset by a $61 million increase in income taxes.  The increase in income from railway operations reflected a $433 million, or 18%, improvement in railway operating revenues, partially offset by a $241 million, or 14%, increase in railway operating expenses.

For the first nine months of 2011, net income was $1.4 billion, up $342 million, or 31%, compared with the same period last year.  Income from railway operations increased 19%, reflecting an 18% improvement in railway operating revenues that was partially offset by a 17% increase in railway operating expenses.  Improved results for the first nine months of 2011 also reflect a lower effective income tax rate due to the favorable resolution of an IRS examination of NS’ 2008 return and review of certain claims for refund as well as state tax law changes.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the third quarter and first nine months of 2011, excluding the impact of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter railway operating revenues were $2.9 billion in 2011, up $433 million, or 18%, compared with the third quarter of 2010.  For the first nine months of 2011, railway operating revenues were $8.4 billion, up $1.3 billion, or 18%, compared with the same period last year.

The revenue increases were the result of higher average revenue per unit (which includes the effects of fuel surcharges), and higher traffic volume.  Fuel surcharges amounted to $358 million in the third quarter (up $179 million) and $968 million for the first nine months (up $431 million):

	Third Quarter	First Nine Months
	2011 vs. 2010	2011 vs. 2010
	Increase	Increase
	($ in millions)

Revenue per unit	$353	$895
Traffic volume (units)	80	356
Total	$433	$1,251

Many of Norfolk Southern’s negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price coupled with the change in fuel prices increased fuel surcharge revenue by approximately $52 million for the third quarter and had an insignificant impact for the first nine months.

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements is unreasonable.  NS disputes these allegations, however, in August 2011, NS agreed to settle the rate reasonableness complaint with SMEPA.  Settlement of this claim did not have a material effect on NS’ financial position, results of operations, or liquidity.  Since June 1, 2009, in the case of DuPont, NS has been billing and collecting amounts based on the challenged tariff rates.  Management presently expects resolution of the DuPont case to occur in late 2012 or 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Third Quarter
	Revenue		Units		Revenue per Unit
	2011	2010	2011	2010	2011	2010
	($ in millions)		(in thousands)		($ per unit)

Coal	$899	$709	405.1	402.7	$2,219	$1,762
General merchandise:
Agriculture/consumer/gov't	357	331	143.2	154.5	2,487	2,146
Chemicals	353	340	95.4	106.9	3,696	3,176
Metals and construction	340	264	178.4	167.4	1,905	1,576
Paper/clay/forest	198	185	80.9	84.9	2,454	2,180
Automotive	191	163	80.2	74.0	2,384	2,202
General merchandise	1,439	1,283	578.1	587.7	2,488	2,183

Intermodal	551	464	826.7	762.2	667	609

Total	$2,889	$2,456	1,809.9	1,752.6	$1,596	$1,401

	First Nine Months
	Revenue		Units		Revenue per Unit
	2011	2010	2011	2010	2011	2010
	($ in millions)		(in thousands)		($ per unit)

Coal	$2,608	$2,034	1,213.8	1,161.4	$2,148	$1,752
General merchandise:
Agriculture/consumer/gov't	1,077	978	448.9	465.7	2,398	2,100
Chemicals	1,046	988	286.5	309.5	3,651	3,193
Metals and construction	929	775	500.1	481.1	1,857	1,609
Paper/clay/forest	573	536	239.7	248.6	2,393	2,158
Automotive	566	488	243.4	216.9	2,326	2,248
General merchandise	4,191	3,765	1,718.6	1,721.8	2,439	2,186

Intermodal	1,576	1,325	2,375.6	2,172.1	664	610

Total	$8,375	$7,124	5,308.0	5,055.3	$1,578	$1,409

Coal

Coal revenues increased $190 million, or 27%, in the third quarter and $574 million, or 28%, in the first nine months, compared with the same periods last year.  Both increases reflect improvements in average revenue per unit (up 26% in the third quarter and 23% for the first nine months) and traffic volume (up 1% in the third quarter and 5% for the first nine months).  Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(tons in thousands)

Utility	30,370	31,607	91,335	89,151
Export	6,522	5,206	21,898	17,592
Domestic metallurgical	5,575	5,501	14,208	14,839
Industrial	1,974	1,879	5,705	5,726
Total	44,441	44,193	133,146	127,308

Utility coal tonnage was down 4% in the third quarter but increased 2% in the first nine months.  Both periods were negatively impacted by low natural gas prices as dual-fuel power generation plants continue to increase their use of natural gas, reduced electrical demand, and severe weather disruptions.  These factors were offset in part for the quarter but completely for the first nine months by new business and the resumption in the first quarter of 2011 of shipments to electrical generation units that had been idled since the first quarter of 2009.  Export coal tonnage increased 25% in the third quarter and 24% for the first nine months, reflecting continued global demand for metallurgical coal used for steel production. Domestic metallurgical tonnage was up 1% in the third quarter reflecting greater coking coal availability and continued domestic demand for steel production, but decreased 4% in the first nine months, as heightened export demand drew excess coal supplies from the domestic market.  Industrial coal tonnage increased 5% in the third quarter but was essentially flat in the first nine months.  Both periods benefited from new business but the year-to-date comparison remained flat as a result of tight coal supply and network delays experienced earlier in the year.

Coal revenues for the remainder of the year are expected to be above those of last year due to improved average revenue per unit, including fuel surcharges, and modestly higher traffic volume.

General Merchandise

General merchandise revenues increased $156 million, or 12%, in the third quarter compared with the same period last year, reflecting a 14% rise in average revenue per unit, partially offset by a 2% decrease in traffic volume.  For the first nine months, general merchandise revenues increased $426 million, or 11%, reflecting a 12% improvement in average revenue per unit and relatively flat traffic volume.

Agriculture, consumer products, and government volume decreased 7% in the third quarter and 4% for the first nine months, reflecting reduced shipments of corn to the Midwest due to the impact of a healthier Midwest crop and reduced shipments of poultry feed, in addition to fewer shipments of fertilizer due to certain network classification changes.  The quarter also reflected reduced shipments of soybeans due to a shift in the harvesting period and decreased export demand.  Chemicals volume decreased 11% in the third quarter and 7% for the first nine months, primarily a continuing result of fewer shipments of fly ash due to the completion of the Tennessee Valley Authority ash project in the fourth quarter of 2010.  Metals and construction volume increased 7% in the third quarter and 4% for the first nine months, reflecting more shipments of coil steel due to increased automotive production, in addition to higher shipments of fractionating sand for natural gas drilling.  These volume increases were offset in part for the first nine months by fewer shipments of scrap metal due to supplier sourcing changes.  Paper, clay, and forest products volume was down 5% in the third quarter and 4% for the first nine months, reflecting fewer pulpboard shipments during the quarter.  The decline in pulpboard shipments was driven by the loss of some lower-rated business.  Both periods reflected reduced shipments of kaolin and newsprint associated with the shift to electronic media and fewer shipments of wood chips due to a plant closure in the quarter.  Dryer weather in the Southeast that prompted customer sourcing changes also impacted the first nine months comparison.  Automotive volume increased 8% in the third quarter and 12% for the first nine months, primarily a result of increased domestic production of North American light vehicles.

General merchandise revenues for the remainder of the year are expected to exceed the last three months of 2010, reflecting higher average revenue per unit, including fuel surcharges, and slightly higher traffic volume.

Intermodal

Intermodal revenues increased $87 million, or 19%, in the third quarter, and $251 million, or 19%, for the first nine months, compared with the same periods last year, reflecting higher average revenue per unit (up 10% in the third quarter and 9% for the first nine months) and traffic volume (up 8% and 9%, respectively).  In the third quarter and first nine months of 2011, all intermodal segments experienced volume increases, reflecting stronger market demand and continued highway conversions to rail due to the improving economy and tightened truck capacity.  Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 13% for the third quarter and 15% for the first nine months. International traffic volume improved 7% in the third quarter and 4% for the first nine months.  Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 3% for the third quarter and 10% for the first nine months.  Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced volume improvements of 1% for the third quarter and 2% for the first nine months.

Intermodal revenues for the remainder of the year are expected to be above last year, reflecting increased traffic volume and higher average revenue per unit, including fuel surcharges.

Railway Operating Expenses

Third quarter railway operating expenses were $2.0 billion in 2011, up $241 million, or 14%, compared with the same period last year.  For the first nine months, railway operating expenses were $6.0 billion, up $872 million, or 17%, compared with the same period last year.  Both increases were largely due to higher fuel prices and increased volume-related expenses, while the first nine months also reflected a $58 million unfavorable insurance arbitration ruling from the first quarter of 2011.

Compensation and benefits expenses increased $56 million, or 8%, in the third quarter and $191 million, or 9%, in the first nine months.  The rises for both periods were primarily the result of higher:

  agreement employee activity levels associated with higher volumes (up $19 million for the quarter and $61 million for the first nine months), agreement health and welfare benefit costs for active employees (up $13 million for the quarter and $37 million for the first nine months), payroll taxes (up $8 million for the quarter and $33 million for the first nine months), agreement wage rates (up $5 million for the quarter and $11 million for the first nine months), and pension costs (up $4 million for the quarter and $14 million for the first nine months).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads, and the net cost of equipment rentals.  This category of expenses increased $26 million, or 7%, for the third quarter and $105 million, or 10%, for the first nine months.  The increases for both periods were primarily driven by higher volume-related costs associated with equipment and roadway repairs and maintenance, haulage, intermodal operations, equipment rents, and transporting agreement employees.  The increase for the first nine months also reflected the absence of a 2010 favorable settlement with a freight car supplier.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $126 million, or 49%, for the third quarter and $415 million, or 54%, for the first nine months.  The increases were principally the result of higher fuel prices (locomotive fuel prices rose 42% and 41%, respectively), which had an impact of $112 million in the third quarter and $347 million for the first nine months, as well as increased fuel consumption (locomotive fuel consumption grew 6% and 9%, respectively), which had an impact of $14 million and $68 million, respectively.

Depreciation expense increased $13 million, or 6%, for the third quarter and $29 million, or 5%, for the first nine months, reflecting the effects of an increased capital base.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $20 million, or 11%, in the third quarter and $132 million, or 23%, for the first nine months.  Both periods reflect increased locomotive and freight car materials costs and higher travel costs.  The increase for the first nine months also reflects the unfavorable insurance arbitration ruling discussed below and less favorable personal injury claims development.

The following table shows the components of materials and other expenses:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		($ in millions)

Materials	$105	$90	$302	$259
Casualties and other claims	30	32	172	105
Other	75	68	230	208
Total	$210	$190	$704	$572

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

Other Income – Net

Other income – net decreased $21 million in the third quarter but increased $3 million for the first nine months, compared with the same periods last year.  Both periods reflected fewer gains on the sale of property (down $5 million for the quarter and $7 million for the first nine months) and increased professional and legal fees associated with the third quarter debt exchange ($5 million), offset in part for the quarter but completely for the first nine months by reduced interest expense on uncertain tax positions (down $3 million for the quarter and $13 million for the first nine months).  The quarter also reflected lower net corporate-owned life insurance (COLI) returns (down $8 million) and decreased coal royalties due to the absence of the 2010 favorable coal rate settlement (down $7 million), whereas the first nine months reflected higher net returns from COLI (up $1 million) and increased coal royalties (up $1 million).

Provision for Income Taxes

The third quarter and year-to-date effective income tax rates were 37.3% and 34.6% in 2011, respectively, compared with 37.7% and 39.4%, respectively, for the same periods last year.  The lower effective rates for both periods reflect the favorable resolution of certain state tax matters.  The year-to-date also benefited from the favorable resolution of an IRS examination of NS’ 2008 return and review of certain claims for refund ($40 million), a decrease in deferred tax expense for state law changes ($19 million), and the absence of a first quarter 2010 charge to deferred tax expense of $27 million due to a change in the tax law impacting the Medicare Part D retiree drug subsidy program.

Fifty-percent bonus depreciation was allowed for federal income taxes for 2008 through 2010.  In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act increased bonus depreciation to 100 percent for the period September 2010 through the end of 2011 and allows 50 percent bonus depreciation in 2012.  Bonus depreciation does not affect NS’ total provision for income taxes or effective tax rate, but does significantly lower current tax expense and the related cash outflows for income taxes paid.

NS’ consolidated income tax returns for 2009 and 2010 are undergoing routine audit by the IRS.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $2.8 billion for the first nine months of 2011, compared with $2.1 billion for the same period of 2010, primarily reflecting improved operating results and lower income taxes paid due to additional bonus depreciation.  NS had a working capital deficit of $111 million at September 30, 2011, compared with working capital of $389 million at December 31, 2010, reflecting a lower cash balance.  Cash, cash equivalents, and short-term investment balances totaled $394 million at September 30, 2011, and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the first nine months of 2011, NS repaid $300 million of 6.75% senior notes at maturity, committed to purchase an additional $232 million in coal cars through 2012, and issued $400 million of 6.00% senior notes due 2111.  Other than these items, there have been no other material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2010.

Cash used in investing activities was $1.2 billion in the first nine months of 2011, compared with $1.0 billion in the same period last year, reflecting an increase in property additions, offset in part by a decrease in investment purchases.

The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  NS and other railroads have agreed to participate in CREATE.  Only a portion of public funding has been approved.  The CREATE partners have developed a list of projects to be included in Phase I of CREATE.  A total of $100 million in federal funding has been secured for Phase I.  The railroads have contributed an additional $116 million in Phase I and expect to complete Phase I by the end of 2012.  In addition, $133 million from the High Speed Rail Program and $100 million from the TIGER Stimulus Program have been committed to specific CREATE projects.  The State of Illinois and City of Chicago have committed $414 million.  As currently planned, the total CREATE project is estimated to cost $3.2 billion with city, state, and federal support.  If additional public funding is secured, the railroads are expected to contribute a total of $171 million towards the entire project.  NS expects to spend approximately $1 million through the remainder of 2011 related to the CREATE projects.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75. Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor program of projects through a series of public-private partnerships. Currently, the Crescent Corridor has received or expects to receive a total of $256 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the states of Alabama and Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina. NS currently estimates spending up to $277 million for the substantial completion of work on these projects, which is expected by the end of 2013, including planned property additions for the remainder of 2011 of approximately $8 million.

The MidAmerica Corridor is a proposed cooperative arrangement between NS and Canadian National Railway (CN) to effectively share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the Midwest and Southeast, including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.  To implement the MidAmerica Corridor, NS will continue to expend funds to upgrade the rail line operated by West Tennessee Railway between Fulton, Kentucky, and Corinth, Mississippi, a line over which NS would operate pursuant to trackage rights.  In addition, NS constructed a connection with CN east of St. Louis.  Implementation of the MidAmerica corridor arrangement is expected to begin in late 2011 with the start of a daily train between St. Louis and the Southeast.  Projected property additions for the remainder of 2011 are expected to be approximately $11 million.

Cash used in financing activities was $2.1 billion in the first nine months of 2011 compared with $989 million in the same period last year.  The change primarily reflected increased share repurchases during the current period.  Shares repurchased were 23.8 million, totaling $1.6 billion in the first nine months of 2011, compared with 7.8 million shares, totaling $437 million in the same period last year.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash and short-term investments on hand, or proceeds from borrowings.  During the second quarter of 2011, NS issued $400 million of 6.00% senior notes due 2111.  In the third quarter, NS issued $600 million of unsecured notes ($596 million at 4.837% due 2041 and $4 million at 6.00% due 2111) and paid $146 million of premium in exchange for $526 million of its previously issued unsecured notes ($422 million at 7.05% due 2037, $77 million at 7.90% due 2097, and $27 million at 7.25% due 2031).  The exchange premium is reflected as a reduction of debt in the Consolidated Balance Sheets and will be amortized as additional interest expense over the terms of the new debt.  NS’ total debt-to-total capitalization ratio was 40.0% at September 30, 2011 and 39.7% at December 31, 2010.

As of September 30, 2011, NS has authority from its Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $1 billion, five-year credit agreement expiring in June 2012, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at September 30, 2011, and NS is in compliance with all of its covenants.  In October 2011, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2012.  There was $100 million and $200 million outstanding under this program at September 30, 2011 and December 31, 2010, respectively.

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

On or after November 1, 2009, NS and the nation’s other major railroads represented by the National Carriers Conference Committee (NCCC) served new proposals to begin the current round of bargaining.  On April 21, 2011, the NCCC and the United Transportation Union (UTU), which represents conductors, trainmen, hostlers, and yardmasters, reached a tentative national agreement setting forth terms and working conditions through December 31, 2014.  The agreement was ratified by the UTU membership and became effective September 16, 2011.  The current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through 2014.  Because NS has reached separate agreements with the BLET and the ATDA, only the health and welfare provisions from the national agreements apply to NS’ locomotive engineers and ATDA-represented dispatchers.  NS bargains separately with longshoremen, who are represented by the International Longshoremen’s Association (ILA), at Ashtabula (Ohio) Docks and do not participate in national bargaining.

Generally, after a period of direct negotiations, either party may file for mediation if it believes insufficient progress is being made.  The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach an agreement.  The NCCC and a coalition of six unions led by the Transportation Communications Union (TCU) and a separate coalition, the Rail Labor Bargaining Coalition (RLBC), representing six other labor organizations, had been negotiating separately with assistance from the National Mediation Board.  On September 6, 2011, after having made a proffer of arbitration which was accepted by the Carriers but rejected by the unions, the National Mediation Board notified the parties that all practical methods of ending the dispute had been exhausted without effecting a settlement and that its mediation services had been terminated.  This release allowed either party to seek self-help (strike or lockout) after a 30-day cooling off period.  However, because the dispute threatens to interrupt commerce and deprive certain segments of the domestic economy of essential transportation service, President Obama on October 6, 2011 created Presidential Emergency Board (PEB) No. 243 to investigate the facts of the dispute and make recommendations.  The creation of the PEB delays any strike for 60 days while the Board makes recommendations (expected 30 days from the date the board was created) and the parties engage in further negotiations (for a period of 30 days).  The outcome of the negotiations cannot be determined at this time, however, if the dispute is not resolved and either party rejects the recommendations of the PEB, a labor strike could occur in early December 2011.  A service disruption, depending on the duration, could have a material effect on NS’ financial position, results of operations, or liquidity.

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments.  At September 30, 2011, NS’ debt subject to interest rate fluctuations totaled $100 million.  A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $1 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $32 million at September 30, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At September 30, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at approximately 154 known locations and projects.  As of that date, seven sites accounted for $11 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 31 locations, one or more NS subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statues, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS, the EPA or comparable state authorities), estimates of NS’ ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.  NS estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.  As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.  NS has consistently applied its methodology of estimating its environmental liabilities.

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

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.”  This update, effective for annual periods for fiscal years ending after December 15, 2011, requires additional disclosures about employers’ participation in multiemployer pension plans, including information about the plan’s funded status if readily available.  This update also requires additional limited disclosures for multiemployer plans that provide postretirement benefits other than pension.  NS will adopt this ASU in our December 31, 2011 annual financial statements.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This update, effective for interim or annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.  NS will adopt this ASU retrospectively in the first quarter of 2012 although, effective October 2011, the FASB is considering deferring certain aspects of the ASU.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The update, effective for interim or annual reporting periods beginning after December 15, 2011, provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements.  NS will adopt this ASU in the first quarter of 2012 and expects adoption of the ASU will not have a material effect on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate,” “estimate,” “unlikely,” and “project.” Forward-looking statements reflect management’s good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including:  transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions; competition and consolidation within the transportation industry; the operations of carriers with which NS interchanges; disruptions to NS’ technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unavailability of qualified personnel due to unpredictability of demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For a discussion of significant risk factors applicable to NS, see Part II, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  NS undertakes no obligation to update or revise forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS’ disclosure controls and procedures (as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2011, NS’ disclosure controls and procedures effectively ensure that information required to be disclosed by NS (including its consolidated subsidiaries) in the reports that it files and submits under the Exchange Act is communicated to them in a timely manner.

(b)  Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 25, 2010, the Ohio Attorney General filed a complaint in the Ashtabula Court of Common Pleas alleging certain violations of water laws by NS’ coal dock in Ashtabula, Ohio and seeking injunctive relief and civil penalties.  The complaint was filed simultaneously with a Consent Order for Preliminary Injunction that governs the installation of additional pollution control equipment at the dock.  This matter relates to previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency in early 2008.  On August 11, 2011, the Court entered a final Consent Order that fully resolves the State’s complaint.  Pursuant to the final Order, a penalty in excess of $100,000 was paid.  The outcome did not have a material effect on NS’ financial position, results of operations, or liquidity.  The Pennsylvania Department of Environmental Protection has submitted to NS a proposed Consent Assessment of Civil Penalty with respect to several alleged environmental releases from September 2007 to January 2009.  Although NS will contest liability and the imposition of any penalties, because these governmental proceedings with respect to environmental laws and regulations involve potential fines, penalties or other monetary sanctions in excess of $100,000, we describe them here consistent with SEC rules and requirements.  NS does not believe that the outcome will have a material effect on its financial position, results of operations, or liquidity.

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

On March 3, 2010, NS received a Shareholder Litigation Demand Letter alleging that NS officers and directors breached fiduciary duties by causing NS to engage in anti-competitive practices relating to the use of fuel surcharges, which have harmed or will ultimately harm NS.  The allegations in the letter relate to those contained in the ongoing fuel surcharge class action litigation.  In response to the letter, pursuant to Virginia law, the Board of Directors created a Special Litigation Committee to review and evaluate the facts and circumstances surrounding the claims made in the Demand Letter.  On September 28, 2010, the shareholder filed a shareholder derivative complaint in United States District Court in the District of Columbia against NS, each of the current members of the Board of Directors, and the former Chairman, President, and Chief Executive Officer.  Following an investigation utilizing independent counsel, the Special Litigation Committee issued a report on November 22, 2010 concluding unanimously that the Company should take no action in response to the Demand and should move to dismiss the Derivative Action because it is not in the best interests of the Company.  On September 12, 2011, the Court approved a Consented-to Motion for Dismissal filed by the plaintiff providing that the plaintiff is dismissed immediately from the action with prejudice, and that the action was otherwise dismissed without prejudice as to the Company and its shareholders unless another Norfolk Southern Corporation shareholder within thirty (30) days of the Order intervened and demonstrated that this Action should not be dismissed.  No such notice was provided and the action was dismissed.

NS has outstanding one Notice of Probable Violation (“NPV”) issued by the Pipeline Hazardous Material Safety Administration (“PHMSA”) in February 2011 in connection with the 5.5-mile locomotive fuel pipeline serving the railroad’s Brosnan Yard, in Macon, Georgia.  Earlier NPVs from August 2010 and February 2011 regarding this pipeline have been resolved with penalties exceeding $100,000.  It is likely that the the remaining NPV will involve potential fines, penalties or other monetary sanctions in excess of $100,000 and are described here consistent with SEC rules and requirements.  In addition, on December 13, 2010, NS made voluntary disclosures to PHMSA regarding potential violations relative to a 5.5-mile pipeline in Goldsboro, North Carolina, that supplies jet fuel to the United States Air Force.  NS has retained the services of a nationally-recognized pipeline operator to be Operator of Record for both pipelines.  NS does not anticipate potential fines, penalties or other monetary sanctions in excess of $100,000 relating to that pipeline.  NS does not believe resolution of these claims will have a material effect on its financial position, results of operations, or liquidity.

Item 1A. Risk Factors

The risk factors included in NS’ 2010 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)

July 1-31, 2011	2,081,398	$75.05	2,073,636	31,882,660

August 1-31, 2011	4,991,890	$66.66	4,991,890	26,890,770

September 1-30, 2011	5,149,734	$64.03	5,149,734	21,741,036

Total	12,223,022		12,215,260

(1)	Of this amount, 7,762 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.
(2)	On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015. On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010. On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.

Item 6.  Exhibits

See Exhibit Index beginning on page 29 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 28, 2011	/s/ Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	October 28, 2011	/s/ C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended July 25, 2011, is incorporated by Reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on July 26, 2011.

4.1	Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by Reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

4.2	Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by Reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

4.3	Registration Rights Agreement, dated as of September, 2011, among Norfolk Southern Corporation, J.P. Morgan Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.3 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

10.1*	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective October 1, 2011.

10.2*	Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010 and as amended September 27, 2011.

10.3	Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011.

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-014(a) Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three and nine-month periods ended September 30, 2011 and 2010; (ii) the Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements.
* Filed herewith.