Form 10-K
period 2011-12-31
NORFOLK SOUTHERN CORP
filed 2012-02-15
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the fiscal year ended DECEMBER 31, 2011

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
Large accelerated filer (X)        Accelerated filer (   )        Non-accelerated filer (   )        Smaller reporting company (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (   )   No (X)

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, was $25,988,654,887 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2012: 330,141,306 (excluding 20,320,777 shares held by the registrant's consolidated subsidiaries).

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

Norfolk Southern was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  Norfolk Southern common stock (Common Stock) is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

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

K3

RAILROAD OPERATIONS - As of December 31, 2011, NS’ railroads operated approximately 20,000 route miles in 22 states and the District of Columbia.

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

Birmingham to Meridian

Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated as of December 31, 2011

		Second	Passing
		and	Track,
	Miles	Other	Crossovers	Way and
	of	Main	and	Yard
	Road	Track	Turnouts	Switching	Total

Owned	15,493	2,782	2,005	8,310	28,590
Operated under lease, contract or trackage rights	4,648	1,881	381	802	7,712
Total	20,141	4,663	2,386	9,112	36,302

Triple Crown Operations - Triple Crown Services Company (Triple Crown), an NS subsidiary, provides bimodal truckload transportation service utilizing RoadRailer® trailers, a hybrid technology that facilitates both over-the-road and on-the-rail transportation utilizing enclosed trailers that are pulled over the highways in tractor-trailer configuration and over the rails by locomotives.  Triple Crown provides service in the eastern two-thirds of the United States as well as Ontario and Quebec through a network of terminals strategically located in 13 cities.

The following table sets forth certain statistics relating to NS’ railroads’ operations for the past 5 years:

	Years Ended December 31,
	2011	2010	2009	2008	2007

Revenue ton miles (billions)	192	182	159	195	196
Freight train miles traveled (millions)	75.7	72.6	67.5	80.0	81.9
Revenue per ton mile	$0.0582	$0.0523	$0.0503	$0.0546	$0.0481
Revenue ton miles per employee-hour worked	3,207	3,218	2,900	3,075	3,066
Ratio of railway operating expenses to railway operating revenues	71.2%	71.9%	75.4%	71.1%	72.6%

RAILWAY OPERATING REVENUES - NS’ total railway operating revenues were $11.2 billion in 2011.  See the financial information by traffic segment in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COAL TRAFFIC - Coal is NS’ largest commodity group as measured by revenues.  Revenues from coal accounted for about 31% of NS’ total railway operating revenues in 2011.  NS handled a total of 177.9 million tons in 2011, most of which originated on NS’ lines from major eastern coal basins with the balance from major western coal basins via Memphis and Chicago gateways.  NS’ coal franchise serves the electric generation market, serving slightly over 100 coal generation plants, as well as the export, metallurgical and industrial markets primarily through direct rail and river, lake, and coastal facilities, including Lambert’s Point and various terminals on the Ohio River, the Port of Baltimore, and Lake Erie.

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K5

GENERAL MERCHANDISE TRAFFIC - General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.  The automotive group includes finished vehicles for BMW, Chrysler, Ford Motor Company, General Motors, Honda, Hyundai, Mercedes-Benz, Mitsubishi, Subaru, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Honda, Mazda, Mitsubishi, Nissan, Subaru, and Toyota.  The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes, and municipal wastes.  The metals and construction group includes steel, aluminium products, machinery, scrap metals, cement, aggregates, bricks, and minerals.  The agriculture, consumer products, and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol, and items for the military.  The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2011, 120 million tons of general merchandise freight, or approximately 66% of total general merchandise tonnage handled by NS, originated online.  The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.  The principal interchange points for NS-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.  General merchandise carloads handled in 2011 were 2.3 million, the revenues from which accounted for 50% of NS’ total railway operating revenues in 2011.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2011 were
3.2 million, the revenues from which accounted for 19% of NS’ total railway operating revenues for the year.

See the discussion of intermodal traffic in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES - In 2011, NS’ railroads continued their reliance on private contracts and exempt price quotes as their predominant pricing mechanisms.  Thus, a major portion of NS’ freight business is not currently economically regulated by the government.  In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2011, NS’ railroads were found by the STB to not be “revenue adequate” based on results for the year 2010.  The STB has not made its revenue adequacy determination for the year 2011.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

PASSENGER OPERATIONS

  Amtrak operates regularly scheduled passenger trains on NS’ lines between the following locations:

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
  –          Chicago, Illinois, and Battle Creek, Michigan
  –          Chicago, Illinois, and Pittsburgh, Pennsylvania
  –          Chicago, Illinois, and Detroit, Michigan
  –          Pittsburgh and Harrisburg, Pennsylvania

K6

  Two transportation commissions of the Commonwealth of Virginia operate commuter trains on the NS line between Manassas and Alexandria
  NS leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois (METRA)
  NS operates freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over trackage owned or leased by:

  –          Amtrak
  –          New Jersey Transit
  –          Southeastern Pennsylvania Transportation Authority
  –          Metro-North Commuter Railroad Company
  –          Maryland Department of Transportation

  Amtrak or commuter agencies conduct passenger operations over trackage owned by Conrail in the Shared Assets Areas (see Note 5 to the Consolidated Financial Statements)

NONCARRIER OPERATIONS - NS’ noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.  In 2011, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment, under relevant authoritative accounting guidance.

RAILWAY PROPERTY

The NS railroad system extends across 22 states and the District of Columbia.  The railroad infrastructure makes the company capital intensive with net property of approximately $24 billion on a historical cost basis.

Property Additions - Property additions for the past five years were as follows (including capitalized leases):

		Property Additions
	2011	2010	2009	2008	2007
		($ in millions)

Road and all other property	$1,222	$1,153	$1,128	$1,070	$894
Equipment	938	317	171	488	447
Total	$2,160	$1,470	$1,299	$1,558	$1,341

Capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2012, NS has budgeted $2.4 billion of property additions.

NS has invested and will continue to invest in various projects and corridor initiatives to expand its rail network to increase capacity and improve transit times, while returning value to shareholders.  Initiatives include the following:

  The MidAmerica Corridor is an arrangement between NS and Canadian National Railway (CN) to share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for traffic moving between the Midwest and Southeast, including potential coal traffic moving to NS-served southeastern utility plants from CN-served Illinois Basin coal producers.
  Pan Am Southern LLC, a joint venture between NS and Pan Am Railways, Inc., is a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont designed to increase intermodal and automotive capacity.

K7

  The Crescent Corridor consists of a planned program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,
  I-40, I-59, I-78, and I-75.
  The Heartland Corridor, which opened in 2010, is a package of clearance improvements and other facilities that created a seamless high-capacity intermodal route across Virginia and West Virginia to Midwest markets.
  Meridian Speedway LLC, a joint venture between NS and Kansas City Southern, is a 320-mile rail line between Meridian, Mississippi and Shreveport, Louisiana designed to increase capacity and improve service.
  The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  NS and other railroads have agreed to participate in CREATE.

Equipment - As of December 31, 2011, NS owned or leased the following units of equipment:

				Capacity of
	Owned*	Leased**	Total	Equipment
				(Horsepower)
Locomotives:
Multiple purpose	3,666	238	3,904	13,753,400
Switching	123	--	123	184,750
Auxiliary units	116	--	116	--
Total locomotives	3,905	238	4,143	13,938,150

Freight cars:				(Tons)
Hopper	16,969	1,308	18,277	2,006,214
Box	12,928	1,572	14,500	1,206,307
Covered hopper	10,671	633	11,304	1,247,800
Gondola	31,381	3,922	35,303	3,801,663
Flat	2,559	1,072	3,631	336,988
Caboose	165	--	165	--
Other	4,447	88	4,535	225,212
Total freight cars	79,120	8,595	87,715	8,824,184

Other:
Work equipment	4,461	313	4,774
Vehicles	3,810	--	3,810
Highway trailers and containers	7,083	8,212	15,295
RoadRailer®	6,399	27	6,426
Miscellaneous	9,790	9,329	19,119
Total other	31,543	17,881	49,424

*	Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.
**	Includes short-term and long-term operating leases. Freight cars include 791 leased from Consolidated Rail Corporation (CRC).

K8

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2011:

						2002-	1997-	1996 &
	2011	2010	2009	2008	2007	2006	2001	Before	Total
Locomotives:
No. of units	90	42	--	40	90	538	768	2,337	3,905
% of fleet	2%	1%	--%	1%	2%	14%	20%	60%	100%

Freight cars:
No. of units	3,840	150	514	2,349	1,198	493	4,975	65,601	79,120
% of fleet	5%	--%	1%	3%	1%	1%	6%	83%	100%

The following table shows the average age of NS’ owned locomotive and freight car fleets at December 31, 2011, and the number of retirements in 2011:

	Locomotives	Freight Cars
Average age - in service	21.0 years	30.3 years
Retirements	44 units	2,035 units
Average age - retired	31.7 years	41.6 years

Ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment marketability.  The locomotive bad order ratio includes all units (owned and leased) out of service for required inspections every 92 days, program work such as overhauls, and unscheduled maintenance.

	Annual Average Bad Order Ratio
	2011	2010	2009	2008	2007
Locomotives	7.3%	6.7%	6.1%	5.8%	5.7%
Freight Cars	5.7%	5.8%	4.5%	4.5%	4.9%

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $69 million as of December 31, 2011, and $112 million as of December 31, 2010.

Track Maintenance - Of the approximately 36,300 total miles of track operated, NS had the responsibility for maintaining about 29,400 miles of track, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 80% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 44% of NS lines, excluding rail operated pursuant to trackage rights, carried
20 million or more gross tons per track mile during 2011.

The following table summarizes several measurements regarding NS’ track roadway additions and replacements during the past five years:

	2011	2010	2009	2008	2007
Track miles of rail installed	484	422	434	459	401
Miles of track surfaced	5,441	5,326	5,568	5,209	5,014
New crossties installed (millions)	2.7	2.6	2.7	2.7	2.7

K9

Microwave System - The NS microwave system, consisting of approximately 7,400 radio route miles, 427 core stations, 30 secondary stations, and five passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control - Of the approximately 16,500 route miles dispatched by NS, about 11,025 miles are signalized, including 8,150 miles of centralized traffic control (CTC) and 2,875 miles of automatic block signals.  Of the 8,150 miles of CTC, approximately 5,050 miles are controlled by data radio originating at 312 base station radio sites.

Computers - A computer network consisting of a centralized production and backup data center in Atlanta, Georgia, and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations.  Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.  Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.  In addition, the computer systems are utilized to assist management in the performance of a variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

ENVIRONMENTAL MATTERS - Compliance with federal, state, and local laws and regulations relating to the protection of the environment is a principal NS goal.  To date, such compliance has not affected materially NS’ property additions, earnings, liquidity, or competitive position.  See “Legal Proceedings,” Part I, Item 3; “Personal Injury, Environmental, and Legal Liabilities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the Consolidated Financial Statements.

EMPLOYEES - The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2011	2010	2009	2008	2007
Average number of employees	30,329	28,559	28,593	30,709	30,806
Average wage cost per employee	$71,000	$69,000	$63,000	$66,000	$62,000
Average benefit cost per employee	$39,000	$37,000	$32,000	$31,000	$30,000

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

Efforts were made in 2011 to re-subject the rail industry to increased federal economic regulation and such efforts are expected to continue in 2012.  The Staggers Rail Act of 1980, which substantially balanced such regulation, encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, NS will continue to oppose efforts to reimpose increased economic regulation.

K10

COMPETITION - There is continuing strong competition among rail, water, and highway carriers.  Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery, and consumer products.  Even for raw materials, semi-finished goods, and work-in progress, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

NS’ primary rail competitor is the CSX system; both operate throughout much of the same territory.  Other railroads also operate in parts of the territory.  NS also competes with motor carriers, water carriers, and with shippers who have the additional options of handling their own goods in private carriage, sourcing products from different geographic areas, and using substitute products.

Certain marketing strategies among railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

SECURITY OF OPERATIONS - NS has taken significant steps to provide enhanced security for the NS rail system.
In particular, NS has developed and implemented a comprehensive security plan that is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.  The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as the terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas:  (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police.  Although security concerns preclude public disclosure of its contents, the NS Departmental Security Plan outlines the protocol within NS for all concerned to be notified of AAR Alert Level changes.  All NS Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

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

Additionally, NS engages in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the TSA, the Federal Bureau of Investigation (FBI), the Federal Railroad Administration (FRA), the U.S. Coast Guard, U.S. Customs and Border Protection, and various state Homeland Security offices.  As one notable example, an NS Police Special Agent in Charge (SAC), under the auspices of the AAR, has been assigned to the National Joint Terrorism Task Force (NJTTF) operated by the FBI, and located at the National Counter Terrorism Center (NCTC) in Arlington, VA to represent and serve as liaison to the North American rail industry.  This arrangement improves logistical flow of vital security and law enforcement information with respect to the rail industry as a whole, while having the post filled by an NS SAC has also served to foster a strong working relationship between NS and the FBI.  NS also has become a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program sponsored by U.S. Customs.  C-TPAT allows NS to work closely with U.S. Customs and its customers to develop measures that will help ensure the integrity of freight shipments moving on NS, particularly those moving to or from a foreign country.  Based on participation in C-TPAT, NS has ensured that its plan meets all current applicable security recommendations made by U.S. Customs.

K11

Similarly, NS is guided in its operations by various supplemental security action items issued by DHS and U.S. Department of Transportation (DOT), U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in collaboration with TSA, DOT, and the freight railroads. Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.  These action items and NS’ compliance initiatives are outlined in the various departmental sections of the NS Departmental Security Plan.  NS has taken appropriate actions to be compliant with the TSA Final Security Rule addressing Rail Security Sensitive Materials (RSSM) to ensure these shipments are properly inspected and that positive chain-of-custody is maintained when required.  NS is in compliance with the Pipeline and Hazardous Materials Safety Administration (PHMSA) rail-routing regulations outlined in Docket HM-232E.  NS conducts annual, on-going route evaluations.  In 2011, this methodology and selected routes were reviewed by the Federal Railroad Administration, and found to be compliant with the regulation as part of the annual review conducted by FRA.

In 2011, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, NS provided rail accident response training to approximately 5,316 emergency responders, such as local police and fire personnel, representing over 18,986 hours of emergency response training.  NS also conducted railroad operations classes for FBI agents and the railroad liaison agents from NJTTF.  NS’ other training efforts throughout 2011 included participation in 17 drills for local, state, and federal agencies.  NS also has ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course (SERTC) conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

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

K12

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

NS may be affected by climate change legislation or regulation.  Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions.  Moreover, even without such legislation or regulation, government incentives and adverse publicity relating to GHG’s could affect certain of our customers and the markets for certain of the commodities we carry.  Restrictions, caps, taxes, or other controls on GHG emissions, including diesel exhaust, could significantly increase NS’ operating costs, decrease the amount of traffic handled, and decrease the value of coal reserves owned by NS, and thus could have an adverse effect on NS’ operating results, financial position and liquidity.  Such restrictions could affect NS’ customers that (1) use commodities that NS carries to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities NS carries, or (3) manufacture or produce goods that consume significant amounts of energy.

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

The operations of carriers with which NS interchanges may adversely affect its operations.  NS’ ability to provide rail service to customers in the U.S. and Canada depends in large part upon its ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the operations of, or service provided by connecting carriers, or in NS’ relationship with those connecting carriers, could result in NS’ inability to meet its customers’ demands or require NS to use alternate train routes, which could result in significant additional costs and network inefficiencies.

K13

NS relies on technology and technology improvements in its business operations.  If NS experiences significant disruption or failure of one or more of its information technology systems, including computer hardware, software, and communications equipment, NS could experience a service interruption, security breach, or other operational difficulties, which could have a material adverse impact on its results of operations, financial condition, and liquidity in a particular year or quarter.  Additionally, if NS does not have sufficient capital to acquire new technology or it is unable to implement new technology, NS may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on its financial position, results of operations, or liquidity in a particular year or quarter.

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

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury, and environmental liability could have a material adverse effect on NS’ operating results, financial condition, and liquidity to the extent not covered by insurance.  NS has obtained insurance for potential losses for third-party liability and first-party property damages.  Specified levels of risk are retained on a self-insurance basis (currently up to $50 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by NS or in its care, custody, or control).  Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to NS.

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

NS may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of its supplier markets.  NS consumed about 475 million gallons of diesel fuel in 2011.  Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.  If a severe fuel supply shortage arose from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, NS’ financial position, results of operations, or liquidity in a particular year or quarter could be materially adversely affected.  Also, such an event would impact NS as well as its customers and other transportation companies.

K14

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

On June 25, 2010, the Ohio Attorney General filed a complaint in the Ashtabula Court of Common Pleas alleging certain violations of water laws by NS’ coal dock in Ashtabula, Ohio and seeking injunctive relief and civil penalties.  The complaint was filed simultaneously with a Consent Order for Preliminary Injunction that governs the installation of additional pollution control equipment at the dock.  This matter relates to previously disclosed enforcement activity initiated by the Ohio Environmental Protection Agency in early 2008.  A final Consent Order was entered by the court on August 11, 2011 and a penalty in excess of $100,000 was paid.  The outcome of this proceeding did not have a material effect on NS’ financial position, results of operations, or liquidity.

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

NS previously had outstanding two Notices of Probable Violation (NPV) issued by the PHMSA in connection with the 5.5-mile locomotive fuel pipeline serving the railroad’s Brosnan Yard in Macon, Georgia.  The NPVs were settled by NS’ payment of penalties exceeding $100,000.  Resolution of these claims did not have a material effect on NS’ financial position, results of operation, or liquidity.  In addition, on December 13, 2010, NS made voluntary disclosures to PHMSA regarding potential violations relative to a 5.5-mile pipeline in Goldsboro, North Carolina, that is owned by a wholly owned subsidiary and that supplies jet fuel to the United States Air Force.  No further penalties are expected at this time as NS in mid-2011 retained the services of a nationally recognized pipeline operator to operate its Macon Pipeline and the Airforce pipeline.

Item 4. Mine Safety Disclosures

Not applicable.

K15

Executive Officers of the Registrant.

Norfolk Southern’s executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, as of
February 1, 2012, relating to the executive officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 59, Chairman, President and Chief Executive Officer	Present position since February 1, 2006.

Deborah H. Butler, 57, Executive Vice President – Planning and Chief Information Officer	Present position since June 1, 2007. Served as Vice President – Customer Service from July 1, 2004 to June 1, 2007.

James A. Hixon, 58, Executive Vice President – Law and Corporate Relations	Present position since October 1, 2005.

Mark D. Manion, 59, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009. Served as Executive Vice President – Operations from October 1, 2004 to April 1, 2009.

John P. Rathbone, 59, Executive Vice President – Administration	Present position since October 1, 2004.

Donald W. Seale, 59, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006.

James A. Squires, 50, Executive Vice President – Finance and Chief Financial Officer	Present position since July 1, 2007.
  Served as Executive Vice President – Finance from April 1, 2007 to
  July 1, 2007 and as Senior Vice President – Financial Planning from
April 1, 2006 to April 1, 2007.

Clyde H. Allison, Jr., 48, Vice President and Controller	Present position since April 1, 2009.
  Served as Assistant Vice President Corporate Accounting from
  February 1, 2008 to April 1, 2009 and as Assistant Vice President
Accounting Operations from June 1, 2006 to February 1, 2008.

K16

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
STOCK PRICE AND DIVIDEND INFORMATION

Common Stock is owned by 33,381 stockholders of record as of December 31, 2011 and is traded on the New York Stock Exchange under the symbol “NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2011 and 2010.

	Quarter

2011	1st	2nd	3rd	4th
Market Price
High	$69.56	$74.93	$76.99	$75.75
Low	60.38	66.27	60.44	60.01
Dividends per share	0.40	0.40	0.43	0.43

2010	1st	2nd	3rd	4th
Market Price
High	$56.20	$61.15	$59.88	$62.99
Low	46.31	52.19	50.50	58.37
Dividends per share	0.34	0.34	0.36	0.36

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares (or Units)	(or Approximate Dollar
	of Shares	Price Paid	Purchased as Part of	Value) of Shares (or Units)
	(or Units)	per Share	Publicly Announced	that may yet be Purchased
Period	Purchased(1)	(or Unit)	Plans or Programs(2)	Under the Plans or Programs(2)

October 1-31, 2011	2,584,233	$65.30	2,577,686	19,163,350
November 1-30, 2011	2,207,760	72.62	2,201,290	16,962,060
December 1-31, 2011	1,569,107	72.12	1,564,115	15,397,945

Total	6,361,100		6,343,091

(1)	Of this amount, 18,009 represents shares tendered by employees in connection with the exercise of stock options under the Long-term Incentive Plan.
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

K17

Item 6. Selected Financial Data

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
FIVE-YEAR FINANCIAL REVIEW

	2011	2010	2009	2008	2007
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$11,172	$9,516	$7,969	$10,661	$9,432
Railway operating expenses	7,959	6,840	6,007	7,577	6,847
Income from railway operations	3,213	2,676	1,962	3,084	2,585

Other income - net	160	153	127	110	93
Interest expense on debt	455	462	467	444	441
Income before income taxes	2,918	2,367	1,622	2,750	2,237

Provision for income taxes	1,002	871	588	1,034	773
Net income	$1,916	$1,496	$1,034	$1,716	$1,464

PER SHARE DATA
Net income - basic	$5.52	$4.06	$2.79	$4.58	$3.73
- diluted	5.45	4.00	2.76	4.52	3.68
Dividends	1.66	1.40	1.36	1.22	0.96
Stockholders’ equity at year end	30.00	29.85	28.06	26.23	25.64

FINANCIAL POSITION
Total assets	$28,538	$28,199	$27,369	$26,297	$26,144
Total debt	7,540	7,025	7,153	6,667	6,368
Stockholders’ equity	9,911	10,669	10,353	9,607	9,727

OTHER
Property additions	$2,160	$1,470	$1,299	$1,558	$1,341

Average number of shares outstanding (thousands)	345,484	366,522	367,077	372,276	389,626
Number of stockholders at year end	33,381	35,416	37,486	35,466	36,955
Average number of employees:
Rail	29,933	28,160	28,173	30,241	30,336
Nonrail	396	399	420	468	470
Total	30,329	28,559	28,593	30,709	30,806

See accompanying Consolidated Financial Statements and notes thereto.

K18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Selected Financial Data.

OVERVIEW

With global and domestic economies reflecting pent-up demand, NS’ net income grew for the second consecutive year.  NS’ 2011 net income rose 28% as a result of a 20% increase in income from railway operations and a lower effective income tax rate.  Railway operating revenues increased 17% as a result of higher average revenue per unit (including fuel surcharges) and increased traffic volume.  Railway operating expenses increased 16%, reflecting higher fuel prices and increased traffic volume.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 71.2%, as compared with 71.9% in 2010.

Cash provided by operating activities totaled $3.2 billion which, along with cash on hand and proceeds from borrowings allowed for property additions, share repurchases, debt repayments, and dividend payments. During 2011, 30.2 million shares of Common Stock were repurchased at a total cost of $2.1 billion. Since inception of the stock repurchase program in 2006, NS has repurchased and retired 109.6 million shares of Common Stock at a total cost of $6.2 billion. At December 31, 2011, cash, cash equivalents, and short-term investments totaled $301 million.

Looking forward to 2012, NS expects revenues to increase, reflecting higher traffic volumes but at a more moderate pace than seen in 2011 given the slow-growing economy, and higher average revenue per unit that will meet or slightly exceed the rate of rail inflation.  NS plans to continue to focus on safety, improving service levels and operational efficiency, and maintaining a market-based approach to pricing.

SUMMARIZED RESULTS OF OPERATIONS

2011 Compared with 2010

Net income in 2011 was $1.9 billion, or $5.45 per diluted share, up $420 million, or 28%, compared with $1.5 billion, or $4.00 per diluted share, in 2010.  The increase in net income was primarily due to higher income from railway operations and a lower effective tax rate (see Note 3).  Railway operating revenues increased $1.7 billion, reflecting higher average revenue per unit, including fuel surcharges, and higher traffic volumes.  Railway operating expenses increased
$1.1 billion, principally due to higher fuel prices and volume-related expenses.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions and traffic volume, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For 2011, excluding the impact of increased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

2010 Compared with 2009

Net income in 2010 was $1.5 billion, or $4.00 per diluted share, up $462 million, or 45%, compared with $1.0 billion, or $2.76 per diluted share, in 2009.  The increase in net income was primarily due to higher income from railway operations that was offset in part by higher income taxes (see Note 3).  Railway operating revenues increased $1.5 billion, reflecting higher traffic volumes and higher average revenue per unit, including fuel surcharges.  Railway operating expenses increased $833 million, primarily due to higher volume-related expenses and fuel prices.

K19

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $11.2 billion in 2011, $9.5 billion in 2010, and $8.0 billion in 2009.  The following table presents a three-year comparison of revenues, volumes, and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	($ in millions)			(in thousands)			($ per unit)

Coal	$3,458	$2,719	$2,264	1,619.6	1,556.7	1,418.5	$2,135	$1,747	$1,596
General merchandise:
Agr./consumer/gov’t.	1,439	1,326	1,181	599.4	627.7	563.3	2,400	2,113	2,097
Chemicals	1,368	1,302	1,056	373.7	406.1	345.0	3,662	3,207	3,061
Metals/construction	1,241	1,013	745	665.0	628.4	504.2	1,867	1,612	1,478
Automotive	780	648	527	332.2	290.4	289.4	2,348	2,232	1,821
Paper/clay/forest	756	712	666	314.3	327.7	306.4	2,404	2,171	2,172
General merchandise	5,584	5,001	4,175	2,284.6	2,280.3	2,008.3	2,444	2,193	2,079

Intermodal	2,130	1,796	1,530	3,210.5	2,927.1	2,530.5	663	614	605

Total	$11,172	$9,516	$7,969	7,114.7	6,764.1	5,957.3	$1,570	$1,407	$1,338

Revenues increased $1.7 billion in 2011 and $1.5 billion in 2010.  As reflected in the table below, the increase in 2011 was due to higher average revenue per unit (which was driven by rate increases and higher fuel surcharges, offset in part by the effects of changes in the mix of traffic) and increased traffic volumes.  The increase in 2010 was due to increased traffic volumes and higher average revenue per unit, which was driven by higher fuel surcharges and rate increases, offset in part by the effects of changes in the mix of traffic.  Fuel surcharge revenue amounted to $1.3 billion in 2011, compared with $724 million in 2010, and $370 million in 2009.  If fuel prices remain at or near year-end 2011 levels, fuel surcharge revenue will be higher in 2012.

Many of NS’ negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $44 million in 2011, $28 million in 2010, and
$50 million in 2009.

	Revenue Variance Analysis
	Increases

	2011 vs. 2010	2010 vs. 2009
	($ in millions)

Revenue per unit	$1,163	$468
Traffic volume (units)	493	1,079
Total	$1,656	$1,547

K20

For 2011, the favorable revenue per unit variance accounted for 70% of the total revenues increase, reflecting higher rates and increased fuel surcharges, offset in part by the effects of changes in the mix of traffic.  The favorable volume variance reflected increases for all commodity groups except chemicals, agriculture/consumer products/government, and paper/clay/forest products driven primarily by increased consumer demand.

In 2010, the favorable volume variance accounted for 70% of the total revenues increase, reflecting traffic volume improvements in all commodity groups. Volumes increased by 806,800 units, or 14%, reflecting the strengthening of the economy. The favorable revenue per unit variance reflected increased fuel surcharges and higher rates, offset in part by the effects of changes in the mix of traffic.

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS disputes these allegations, however, in August 2011, NS agreed to settle the rate reasonableness complaint with SMEPA.  Settlement of this claim did not have a material effect on NS’ financial position, results of operations, or liquidity.  Since June 1, 2009, in the case of DuPont, NS has been billing and collecting amounts based on the challenged tariff rates.  Management presently expects resolution of the DuPont case to occur in 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

COAL revenues increased $739 million, or 27%, compared with 2010, reflecting higher average revenue per unit and a 4% increase in volume principally due to a rise in domestic and global steel production.  Coal average revenue per unit was up 22%, reflecting improved pricing and increased fuel surcharge revenue.

In 2010, coal revenues increased $455 million, or 20%, compared with 2009, reflecting higher average revenue per unit and a 10% increase in volume principally due to a rise in domestic and global steel production.  Coal average revenue per unit was up 9% compared with 2009, reflecting increased fuel surcharge revenue and improved pricing.

For 2012, coal revenues are expected to increase due to higher average revenue per unit driven by pricing improvement, in addition to increased volumes as a result of more shipments of export coal.

Coal represented 31% of NS’ revenues in 2011 and 80% of shipments handled originated on NS’ lines.  As shown in the following table, tonnage increased in three of the four coal markets.

	Coal Tonnage by Market

	2011	2010	2009
	(tons in thousands)

Utility	122,004	120,737	120,278
Export	28,461	22,750	17,885
Domestic metallurgical	19,702	19,771	11,848
Industrial	7,713	7,573	7,509
Total	177,880	170,831	157,520

Utility coal tonnage improved a modest 1% in 2011, primarily a result of new business and the resumption in the first quarter of shipments to electrical generation units that had been idled since the first quarter of 2009.  These increases were tempered by the effects of increased natural gas generation due to low natural gas prices, reduced electrical demand in NS served regions, and severe weather disruptions in 2011.

K21

In 2010, utility coal tonnage improved slightly as residential demand increased due to severe winter weather and above average summer temperatures on the East Coast. Additionally, electricity demand in the industrial sector was higher. These increases more than offset the effects of low natural gas prices and the diversion of utility coal to the export market.

For 2012, we expect utility coal tonnage to decrease, as new business gains will be more than offset by the effects of reduced electricity demand as a result of very mild winter weather conditions and low natural gas prices.

Export coal tonnage increased 25% compared to 2010, reflecting increased global demand for coal used in steel production and tightened supply from Australia due to flooding in the first half of 2011.  Tonnage handled through Norfolk was up 4.7 million tons, or 30%, and Baltimore tonnage handled increased 0.8 million tons, or 11%.

In 2010, export coal tonnage increased 27% compared with 2009, reflecting increased global demand for coal used in steel production.  Tonnage handled through Norfolk was up 1.3 million tons, or 9%, and Baltimore tonnage handled increased 3.5 million tons, or 97%.

For 2012, export coal tonnage is expected to increase due to port capacity improvement projects, new coal production driven by planned mine expansions and worldwide demand, and new steam coal opportunities to Europe and Asia.

Domestic metallurgical coal tonnage was flat in 2011 compared with 2010.

In 2010, domestic metallurgical coal tonnage increased 67% compared with 2009, as domestic steel production improved due to an increase in steel demand as blast furnaces resumed operations.

For 2012, domestic metallurgical coal tonnage is expected to decrease as greater coking coal availability in the second half of 2011 led to inventory replenishment in late 2011 and anticipated lesser 2012 demand for domestic metallurgical coal.

Industrial coal tonnage increased 2% in 2011, compared with 2010, as new business completely offset the impact of tight coal supply and network delays experienced in the early part of the year.

In 2010, industrial coal tonnage increased 1% compared to 2009, primarily due to new business and increased demand in the steel market.

For 2012, new business is expected to drive increases in industrial coal tonnage.

GENERAL MERCHANDISE revenues in 2011 increased $583 million, or 12%, compared with 2010, reflecting an
11% rise in average revenue per unit as a result of higher rates and increased fuel surcharges.  Overall, traffic volume was relatively flat.

In 2010, general merchandise revenues increased $826 million, or 20%, compared with 2009, reflecting a 14% increase in traffic volume and a 5% improvement in average revenue per unit, reflecting increased fuel surcharge revenue and higher rates.

Agriculture, consumer products, and government revenues increased 9% in 2011, compared with 2010, the result of 14% higher average revenue per unit, which reflected increased rates and higher fuel surcharges.  Traffic volume declined 5% as a result of fewer shipments of fertilizer due to certain network classification changes and reduced shipments of corn to the Midwest due to the impact of a healthier Midwest crop.

In 2010, agriculture, consumer products, and government revenues increased 12%, compared with 2009, due to an 11% increase in traffic volume and a 1% increase in average revenue per unit.  The increase in traffic volume was a result of:  more shipments of sweeteners and corn due to continued strength in the demand for ethanol; higher fertilizer volumes due to farmers replenishing nutrients to meet increased crop demand; and increased feed volumes due to a strong export market.

For 2012, agriculture, consumer products, and government revenues are expected to improve as a result of increased volumes and higher average revenue per unit, reflecting projected growth driven by gains in the ethanol market in addition to more feed product and corn shipments due to slightly improved demand for animal feed.

K22

Chemicals revenues in 2011 increased 5%, compared with 2010, as a 14% increase in average revenue per unit that resulted from increased rates and higher fuel surcharges more than offset the effects of an 8% decrease in traffic volume.  The decline in volume was primarily a result of reduced shipments of fly ash due to the completion of the Tennessee Valley Authority ash project in the fourth quarter of 2010.

In 2010, chemicals revenue increased 23%, compared with 2009, due to an 18% increase in traffic volume and a 5% growth in average revenue per unit, reflecting higher rates and increased fuel surcharges.  Volume gains reflected new business of fly ash in addition to higher shipments of petroleum, industrial intermediates, plastics, and miscellaneous chemicals resulting from improvements in the economy.

For 2012, chemicals revenues are anticipated to increase as a result of higher shipments of crude oil from the Midwest destined for eastern refineries and more carloads of liquefied petroleum gas as a previously idled refinery restarts. Improvements in the economy are also expected to generate higher plastic volumes. Additionally, average revenue per unit is expected to be higher.

Metals and construction revenues increased 23% in 2011, compared with 2010.  The revenue improvement resulted from 16% higher average revenue per unit, which reflected increased rates and higher fuel surcharges.  Traffic volume improved 6% reflecting increased automotive production that led to more shipments of coil steel, and more shipments of fractionating sand for natural gas drilling.

In 2010, metals and construction revenues increased 36%, reflecting a 25% increase in traffic volume and a 9% increase in average revenue per unit, driven by pricing gains and increased fuel surcharges.  The increase in traffic volume was principally due to more shipments of coil, iron and steel, and scrap metal due to increased steel and automotive production, as well as higher shipments of fractionating sand for natural gas drilling.

For 2012, metals and construction revenues are expected to be modestly higher reflecting continued growth in the natural gas drilling sector and higher metal-related traffic volumes due to increased domestic and global steel production. Additionally, average revenue per unit is expected to be higher.

Automotive revenues rose 20%, compared to 2010, reflecting a 14% increase in traffic volume due to increased domestic production of North American light vehicles and a 5% improvement in average revenue per unit, driven by pricing gains and increased fuel surcharges.

In 2010, automotive revenues rose 23%, compared to 2009.  A network redesign that eliminated reloadings at mixing centers resulted in fewer carloads and higher revenue per unit.  Approximately 33,200 carloads were eliminated in 2010 as a result of the design changes in the automotive network.  This reduction in carloadings was completely offset by higher volumes associated with the 40% increase in production of North American light vehicles.

For 2012, automotive revenues are expected to modestly increase as a result of volume gains driven by an increase in domestic production of North American light vehicles at plants served by NS, in addition to higher average revenue per unit related to rate increases from escalators and contract renegotiations.

Paper, clay and forest products revenues increased 6% in 2011, compared with 2010, reflecting an 11% improvement in average revenue per unit due to increased rates and higher fuel surcharges, which more than offset the effects of the 4% traffic volume decline.  The decline in volume was principally due to fewer shipments of wood chips as dryer weather in the Southeast prompted customer sourcing changes, in addition to the closure of a plant in the third quarter of 2011.  Reduced shipments of kaolin and newsprint associated with lower demand and the loss of some lower-rated business also impacted the year.

In 2010, paper, clay, and forest products revenues increased 7%, compared with 2009.  The improvement resulted from a 7% increase in traffic volumes, a reflection of increased pulp board, pulp, kaolin, lumber, and newsprint shipments as a result of improvements in the domestic and global economies.

For 2012, paper, clay, and forest products revenues are expected to be slightly higher as increased average revenue per unit is expected to be partially offset by reduced volumes as demand stays soft.

K23

INTERMODAL revenues increased $334 million, or 19%, compared with 2010, reflecting a 10% increase in traffic volume and an 8% improvement in average revenue per unit as a result of higher fuel surcharges and increased rates.  In 2011, all intermodal segments experienced volume increases, reflecting a steadily improving economy as well as tight truck capacity.  Domestic volume (which includes truckload and intermodal marketing companies’ volumes) increased 15%; international traffic volume improved 5%; premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 9%; and Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a 1% growth in volume.

In 2010, intermodal revenues increased $266 million, or 17%, compared with 2009, reflecting a 16% increase in traffic volume and a 1% improvement in average revenue per unit.  In 2010, all intermodal segments experienced volume increases, reflecting a steadily improving economy as well as an increase in market demand.  Domestic volume increased 27%; international traffic volume improved 7%; premium business increased 16%; and Triple Crown experienced a 5% growth in volume.

For 2012, intermodal revenues are expected to increase due to higher traffic volume and average revenue per unit as a result of an increase in market demand and a steadily improving economy.

Railway Operating Expenses

Railway operating expenses in 2011 were $8.0 billion, up $1.1 billion, or 16% compared to 2010.  Expenses in 2010 were $6.8 billion, up $833 million, or 14% compared to 2009.  The increase in 2011 and 2010 were primarily due to higher fuel prices and increased volume-related expenses, while 2011 also reflected a $58 million unfavorable arbitration ruling.  The railway operating ratio, which measures the percentage of operating revenues consumed by operating expenses, improved to 71.2% in 2011, compared with 71.9% in 2010 and 75.4% in 2009.

The following table shows the changes in railway operating expenses summarized by major classifications.

	Operating Expense Variances
	Increases (Decrease)
	2011 vs. 2010	2010 vs. 2009
	($ in millions)

Fuel	$510	$354
Compensation and benefits	266	307
Materials and other	167	116
Purchased services and rents	133	74
Depreciation	43	(18)
Net Increase	$1,119	$833

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased
$510 million, or 47%, in 2011, and increased $354 million, or 49%, in 2010.  The increase in 2011 was principally the result of higher fuel prices (locomotive fuel prices rose 37%) which had an impact of $431 million, as well as increased fuel consumption (locomotive fuel consumption grew 8%) which had an impact of $79 million.

The increase in 2010 reflected higher fuel prices (locomotive fuel prices increased 33%) which had an effect of
$271 million, as well as increased fuel consumption (locomotive fuel consumption rose 12%) which had an effect of
$83 million.

K24

Compensation and benefits, which represents 37% of total operating expenses, increased $266 million, or 10%, in 2011.  The rise was principally the result of higher:

  agreement employee activity levels associated with increased traffic volumes (up $70 million), agreement health and welfare benefit costs for active employees (up $50 million), incentive compensation (up $39 million),
  payroll taxes (up $37 million),
  pension expenses (up $19 million), and
  wage rates (up $16 million).

In 2010, compensation and benefits increased $307 million, or 13%, compared with 2009, primarily due to higher employee activity levels associated with increased traffic volumes (up $88 million); increased health and welfare benefit costs for active and retired employees (up $67 million); increased wage rates (up $51 million); higher incentive and stock-based compensation (up $48 million); increased pension expenses (up $30 million); and higher payroll taxes (up $19 million).

NS employment averaged 30,329 in 2011, compared with 28,559 in 2010, and 28,593 in 2009.  The 2011 increase was a result of higher volume demands during the year.  Looking forward to 2012, NS expects employment levels to be higher than 2011.  Accordingly, NS also expects increased compensation and benefits costs as a result of anticipated volume increases and NS’ emphasis on service, in addition to higher health and welfare benefit costs and wage rates.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $167 million, or 22%, in 2011 and increased $116 million, or 18%, in 2010, as shown in the following table.

	2011	2010	2009
	($ in millions)

Materials	$408	$346	$309
Casualties and other claims	216	142	102
Other	300	269	230
Total	$924	$757	$641

The increase in 2011 reflected the unfavorable arbitration ruling discussed below and higher costs associated with locomotive and railcar materials, taxes (primarily sales and use, property, and excise), and employee travel.  The increase for 2011 also reflected less favorable personal injury claims development and higher supply costs.

The increase in 2010 reflected increased locomotive and roadway materials expenses, reduced level of favorable personal injury claims development, the absence of the $21 million favorable settlement of a multi-year state tax dispute that benefited 2009, and higher costs associated with supplies, employee travel, derailments, environmental remediation, and property taxes.

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, NS received an unfavorable ruling for an arbitration claim with an insurance carrier, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million charge during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery is no longer probable.  During the first quarter of 2010, NS settled an arbitration claim ($100 million) with another insurance carrier with no adverse effect on NS’ financial position, results of operations, or liquidity.

K25

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

NS maintains substantial amounts of insurance for potential third-party liability and property damage claims.  It also retains reasonable levels of risk through self-insurance (see Note 16).

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $133 million, or 9%, in 2011 and increased $74 million, or 5%, in 2010.

Purchased services costs were $1.3 billion in 2011, $1.2 billion in 2010, and $1.1 billion in 2009.  The increases in 2011 and 2010 were principally driven by higher costs associated with higher volumes.

Equipment rents, which includes the cost to NS of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to NS for the use of its equipment, amounted to $338 million, $326 million, and
$316 million for 2011, 2010, and 2009, respectively.  The increases in 2011 and 2010 were principally due to higher traffic volumes.

Depreciation expense increased $43 million, or 5%, in 2011, but decreased $18 million, or 2%, in 2010.  The increase in 2011 reflects NS’ larger roadway and equipment capital base as NS continues to invest in its infrastructure.

The decrease in 2010 reflected lower depreciation rates that resulted from an equipment study that was completed in the first quarter of 2010 which more than offset the effects of NS’ larger roadway and equipment capital base.

Other Income – Net

Other income – net was $160 million in 2011, $153 million in 2010, and $127 million in 2009 (see Note 2).  The increase in 2011 reflected reduced interest expense (net) on uncertain tax positions (down $9 million), higher net corporate-owned life insurance returns (up $7 million), and increased coal royalties (up $6 million).  The increases were offset in part by fewer gains on the sale of property (down $9 million) and increased professional and legal fees associated with the third quarter debt exchange and the fourth quarter credit facility renewal (up $7 million).

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

Income Taxes

Income tax expense in 2011 was $1 billion, for an effective rate of 34%, compared with effective rates of 37% in 2010 and 36% in 2009.  The decrease in the rate for 2011 was primarily due to the favorable resolution of an IRS examination of NS’ 2008 return and review of certain claims for refund ($40 million), a decrease in deferred tax expense for state tax law changes ($28 million), and the absence of a first quarter 2010 charge to deferred tax expense ($27 million) due to a change in the tax law impacting the Medicare Part D retiree drug subsidy program.  These decreases were offset in part by the absence of a fourth quarter 2010 $34 million benefit resulting from a change in estimate related to NS’ deferred taxes.  The increase in the rate for 2010 was primarily due to the Medicare-related charge, a lower benefit from Conrail equity, and an increase in state taxes, offset in part by the $34 million deferred tax benefit mentioned above.

K26

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, NS’ principal source of liquidity, was $3.2 billion in 2011 compared with
$2.7 billion in 2010 and $1.9 billion in 2009.  The improvement in 2011 reflects better operating results and lower income taxes paid due to additional bonus depreciation.  The increase in 2010 reflected improved operating results, in addition to a reduction in working capital components.  Operating cash flows in 2010 also benefited from the favorable settlement of an insurance claim related to the 2005 Graniteville derailment. NS had working capital of $50 million at December 31, 2011, compared with working capital of $389 million at December 31, 2010, reflecting a lower cash balance offset in part by lower current maturities of long-term debt as no senior notes will mature in 2012.  NS’ portfolio of cash, cash equivalents, and short-term investment balances totaled $301 million and $1.1 billion at December 31, 2011 and 2010, respectively, and was invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to these assets.  NS expects that cash on hand combined with cash provided by operating activities will be sufficient to meet its ongoing obligations.

Contractual obligations at December 31, 2011, comprised of NS’ long-term debt (including capital leases) (see Note 8), operating leases (see Note 9), agreements with CRC and long-term advances from Conrail (see Note 5), unconditional purchase obligations (see Note 16), and unrecognized tax benefits (see Note 3), were as follows:

			2013-	2015-	2017 and
	Total	2012	2014	2016	Subsequent	Other
			($ in millions)

Long-term debt and capital lease principal	$7,440	$50	$492	$501	$6,397	$--
Operating leases	585	96	156	72	261	--
Agreements with CRC	408	33	66	66	243	--
Unconditional purchase obligations	603	294	252	23	34	--
Long-term advances from Conrail	133	--	--	--	133	--
Unrecognized tax benefits*	105	38	--	--	--	67
Total	$9,274	$511	$966	$662	$7,068	$67

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

K27

Cash used in investing activities was $1.8 billion in 2011 and $1.5 billion in both 2010 and 2009.  The increase in 2011 reflects higher property additions, offset in part by a decrease in investment purchases.  In 2010, higher property additions were offset by lower net investment activity.

Property additions account for most of the recurring spending in this category.  The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Property Additions

	2011	2010	2009	2008	2007
		($ in millions)

Road and other property	$1,222	$1,153	$1,128	$1,070	$894
Equipment	938	317	171	488	447
Total	$2,160	$1,470	$1,299	$1,558	$1,341

Track Structure Statistics (Capital and Maintenance)

	2011	2010	2009	2008	2007

Track miles of rail installed	484	422	434	459	401
Miles of track surfaced	5,441	5,326	5,568	5,209	5,014
New crossties installed (millions)	2.7	2.6	2.7	2.7	2.7

Average Age of Owned Railway Equipment

	2011	2010	2009	2008	2007
	(years)

Freight cars	30.3	31.0	30.3	29.9	30.1
Locomotives	21.0	20.5	19.9	18.9	18.1
Retired locomotives	31.7	28.4	31.2	34.4	30.0

For 2012, NS has budgeted $2.4 billion for property additions.  The anticipated spending includes $840 million for roadway assets, including the normalized replacement of rail, ties and ballast and the improvement or replacement of bridges.  Planned equipment spending of $588 million includes new and rebuilt locomotives, coal cars, intermodal containers and chassis, and multilevel automobile racks.  Investments in facilities and terminals are anticipated to be $322 million, primarily for intermodal terminals and equipment to add capacity to the intermodal network, including the Crescent Corridor program, bulk transfer facilities and mechanical service shops.  NS has budgeted $247 million for the continued implementation of positive train control (PTC) and expects additional PTC-related property additions of at least $800 million in the years 2013 through 2015.  NS also expects to spend $134 million on infrastructure improvements, which include investments for the Crescent and MidAmerica Corridors, CREATE project, and the Pan Am Southern venture.  Technology investments of $92 million are planned for new or upgraded systems and computers.

K28

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and
I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $267 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the state of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  NS currently estimates spending up to $360 million for the substantial completion of work on these projects, which is expected in 2014.  Planned 2012 investments for the Crescent Corridor approximate $128 million.

Cash used in financing activities was $2.0 billion in 2011, compared with $1.4 billion in 2010, and $31 million in 2009.  The change in 2011 primarily reflects increased share repurchases, offset in part by higher proceeds from borrowing, net of debt repayments.  The change in 2010 reflected the resumed repurchase and retirement of Common Stock as part of NS’ share repurchase program, in addition to lower borrowings, net of debt repayments.

Share repurchases totaled $2.1 billion in 2011, $863 million in 2010, and zero in 2009 for the purchase and retirement of 30.2 million, 14.7 million, and zero shares, respectively.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  As of December 31, 2011, NS had remaining authority from its Board of Directors to repurchase 15.4 million shares through
December 31, 2014.

During the fourth quarter of 2011, NS issued $500 million of 3.25% senior notes due 2021 and an additional
$100 million of 6% senior notes due 2111.

During the third quarter of 2011, NS issued $600 million of unsecured notes ($596 million at 4.837% due 2041 and
$4 million at 6% due 2111) and paid $146 million of premium in exchange for $526 million of its previously issued unsecured notes ($422 million at 7.05% due 2037, $77 million at 7.9% due 2097, and $27 million at 7.25% due 2031).  The premium is reflected as a reduction of debt in the 2011 Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.  No gain or loss was recognized as a result of the debt exchange.

During the second quarter of 2011, NS issued an additional $400 million of 6% senior notes due 2111.

NS’ debt-to-total capitalization ratio was 43.2% at December 31, 2011, compared with 39.7% at December 31, 2010.

As of December 31, 2011, NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

In December 2011, NS renewed and amended its five-year credit agreement, which provides for borrowings at prevailing rates and includes covenants.  The renewed and amended five-year agreement, which expires in 2016, reduced the total amount that can be borrowed from $1 billion to $750 million to more closely match NS’ liquidity requirements.  NS had no amounts outstanding under this facility at December 31, 2011, and NS is in compliance with all of its covenants.  In October 2011, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2012.  There was $200 million outstanding under this program at December 31, 2011 and 2010 (see Note 8).

Looking forward, NS’ annual debt maturities are relatively modest (see Note 8).  Overall, NS’ goal is to maintain a capital structure with appropriate leverage to support NS’ business strategy and provide flexibility through business cycles.

K29

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

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 11).  These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs, and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  Management makes these estimates based on the company’s historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).  Management utilizes an independent actuarial consulting firm’s studies to assist it in selecting appropriate assumptions and valuing its related liabilities.

NS’ net pension expense, which is included in “Compensation and benefits” in its Consolidated Statements of Income, was $50 million for 2011.  In recording this amount, NS assumed a long-term investment rate of return of 8.75%, which was supported by the long-term total rate of return on plan assets since inception.  A one percentage point change to this rate of return assumption would result in a $16 million change in pension expense, and, as a result, an equal change in “Compensation and benefits” expense.  Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings, and mortality would not be expected to have a material effect on NS’ net pension expense or net pension liability in the future.  The net pension liability is recorded at its net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.  NS utilizes analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  NS uses the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

NS’ net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $101 million for 2011.  In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other postretirement benefits,” management estimated future increases in health-care costs.  These assumptions, along with the effect of a one percentage point change in them, are described in Note 11.

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

NS’ depreciation expense is based on management’s assumptions concerning expected service lives of its properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, NS’ management utilizes periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices.  NS’ depreciation studies are conducted about every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies correlates with guidelines established by the STB.

K30

Key factors which are considered in developing average service life and salvage estimates include:

  statistical analyses of historical retirement data and surviving asset records;
  review of historical salvage received and current market rates;
  review of NS’ operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;
  review of accounting policies and assumptions; and
  industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  NS’ experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or straight).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

NS’ recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  These studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  NS’ depreciation expense for 2011 amounted to $862 million.  NS’ composite depreciation rates for 2011 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $32 million increase (or decrease) to depreciation expense.  For 2011, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

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

A retirement is considered abnormal if it does not occur in the normal course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements would be recognized in earnings, however, there were no such gains or losses in 2011, 2010, or 2009.

NS reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flow.  Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

Personal Injury, Environmental, and Legal Liabilities

NS’ expense for casualties and other claims, included in “Materials and other,” amounted to $216 million in 2011. Typically, most of this expense relates to NS’ accrual for personal injury liabilities.  Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.  In all cases, NS records a liability when the expected loss for the claim is both probable and estimable.

K31

To aid in valuing its personal injury liability and determining the amount to accrue during each period, NS utilizes studies prepared by an independent consulting actuarial firm.  For employee personal injury cases, the actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.  For occupational injury claims, the actuarial firm studies NS’ history of claim filings, severity, payments and other relevant facts.  Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS’ experience into the future as far as can be reasonably determined. NS has recorded this actuarially determined liability. The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies. Accordingly, there could be significant changes in the liability, which NS would recognize when such a change became known.  While actuarial studies reflected a reduced level of favorable claims development between 2009 and 2010 (resulting in an increase of the annual cost related to personal injuries from $51 million to $75 million), a continued reduced level of favorable development in 2011 resulted in an increase in the annual cost related to personal injuries to $88 million in 2011 from $75 million in 2010.  While the liability recorded is supported by the most recent study, it is possible that the ultimate liability could be higher or lower.

NS is subject to various jurisdictions’ environmental laws and regulations.  It is NS’ policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably (see Note 16).  Claims, if any, against third parties for recovery of cleanup costs incurred by NS, are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated NS liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $32 million in 2011, $26 million in 2010, and
$20 million in 2009, and property additions for environmental matters totaled approximately $7 million in 2011,
$8 million in 2010, and $11 million in 2009.  Property additions for environmental matters in 2012 are expected to be about $9 million.

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $35 million at December 31, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at the end of each period).  At December 31, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 149 known locations and projects.  As of that date, seven sites accounted for approximately $13 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 26 locations, one or more NS subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS’ ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, unpredictable contaminant recovery and reduction rates associated with available clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.  NS estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.  As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.  NS has consistently applied its methodology of estimating its environmental liabilities.

K32

Based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable and reasonably estimable costs for dealing with those environmental matters of which NS is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

Norfolk Southern and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management’s opinion, any such recorded liability is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

Income Taxes

NS’ net long-term deferred tax liability totaled $7.5 billion at December 31, 2011 (see Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. NS had a $19 million valuation allowance on $957 million of deferred tax assets as of December 31, 2011, reflecting the expectation that almost all of these assets will be realized.

In addition, NS has a recorded liability for its estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  Management believes this liability for uncertain tax positions to be adequate.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  For every one half percent change in the 2011 effective tax rate, net income would have changed by $15 million.

OTHER MATTERS

Labor Agreements

More than 80% of NS’ railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).  NS largely bargains nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes.

The NCCC’s most recent round of bargaining began in November 2009.  Although the current agreements with the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) extend through December 31, 2014, the health and welfare provisions from the national agreements will apply to the BLET and ATDA.  Additionally, NS bargains separately with longshoremen, who are represented by the International Longshoremen’s Association (ILA), at Ashtabula (Ohio) Docks and do not participate in national bargaining.  A new national agreement was reached with the United Transportation Union (UTU) on September 16, 2011, setting forth terms and working conditions through December 31, 2014.  The UTU represents conductors, trainmen, hostlers, and yardmasters.

K33

Generally, after a period of direct negotiations, either party may file for mediation if it believes insufficient progress is being made.  The status quo is preserved during mediation while a federal mediator assists the parties in their efforts to reach an agreement and if unsuccessful, either party may seek self-help (strike or lockout) after a 30-day cooling off period.  Following failed mediation with two coalitions representing twelve unions, President Obama created Presidential Emergency Board (PEB) No. 243 in October 2011, which delayed any strike for 60 days while the PEB investigated the facts of the dispute and made recommendations.  Since November 2011, the NCCC has reached tentative national mediated agreements with all twelve unions, largely adopting the recommendations of the PEB.  Agreements with eleven of these unions have been ratified by their memberships.  The tentative agreement with the Brotherhood of Maintenance of Way Employes Division (BMWED) must still be ratified by its membership.

Market Risks and Hedging Activities

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At December 31, 2011, NS’ debt subject to interest rate fluctuations totaled $200 million. A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by approximately $2 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS’ financial position, results of operations, or liquidity.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This update, effective for interim and annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.  NS will adopt this ASU retrospectively in the first quarter of 2012 however, effective December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to Presentation Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The update, effective for interim and annual reporting periods beginning after December 15, 2011, provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosures requirements.  NS will adopt this ASU in the first quarter of 2012 and expects adoption of the ASU will not have a material effect on its consolidated financial statements.

K34

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

K35

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page

Report of Management	K37

Reports of Independent Registered Public Accounting Firm	K38

Consolidated Statements of Income Years ended December 31, 2011, 2010, and 2009	K40

Consolidated Balance Sheets As of December 31, 2011 and 2010	K41

Consolidated Statements of Cash Flows Years ended December 31, 2011, 2010, and 2009	K42

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2011, 2010, and 2009	K43

Notes to Consolidated Financial Statements	K44

The Index to Consolidated Financial Statement Schedule in Item 15	K81

K36

Report of Management

February 15, 2012

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of
December 31, 2011.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2011.

/s/Charles W. Moorman Charles W. Moorman Chairman, President and Chief Executive Officer	/s/James A. Squires James A. Squires Executive Vice President Finance and Chief Financial Officer	/s/Clyde H. Allison, Jr. Clyde H. Allison, Jr. Vice President and Controller

K37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 15, 2012

K38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 15, 2012

K39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2011	2010	2009
	($ in millions, except earnings per share)

Railway operating revenues	$11,172	$9,516	$7,969

Railway operating expenses:
Compensation and benefits	2,974	2,708	2,401
Purchased services and rents	1,610	1,477	1,403
Fuel	1,589	1,079	725
Depreciation	862	819	837
Materials and other	924	757	641

Total railway operating expenses	7,959	6,840	6,007

Income from railway operations	3,213	2,676	1,962

Other income - net	160	153	127
Interest expense on debt	455	462	467

Income before income taxes	2,918	2,367	1,622

Provision for income taxes	1,002	871	588

Net income	$1,916	$1,496	$1,034

Per share amounts:
Net income
Basic	$5.52	$4.06	$2.79
Diluted	5.45	4.00	2.76

See accompanying notes to consolidated financial statements.

K40

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2011	2010
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$276	$827
Short-term investments	25	283
Accounts receivable - net	1,022	807
Materials and supplies	209	169
Deferred income taxes	143	145
Other current assets	76	240
Total current assets	1,751	2,471

Investments	2,234	2,193
Properties less accumulated depreciation of $9,464 and $9,262, respectively	24,469	23,231
Other assets	84	304

Total assets	$28,538	$28,199

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,092	$1,181
Short-term debt	100	100
Income and other taxes	207	199
Other current liabilities	252	244
Current maturities of long-term debt	50	358
Total current liabilities	1,701	2,082

Long-term debt	7,390	6,567
Other liabilities	2,050	1,793
Deferred income taxes	7,486	7,088
Total liabilities	18,627	17,530

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 330,386,089 and 357,362,604 shares,
respectively, net of treasury shares	332	358
Additional paid-in-capital	1,912	1,892
Accumulated other comprehensive loss	(1,026)	(805)
Retained income	8,693	9,224

Total stockholders’ equity	9,911	10,669

Total liabilities and stockholders’ equity	$28,538	$28,199

See accompanying notes to consolidated financial statements.

K41

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	($ in millions)
Cash flows from operating activities
Net income	$1,916	$1,496	$1,034
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	869	826	845
Deferred income taxes	527	312	338
Gains and losses on properties and investments	(32)	(42)	(18)
Changes in assets and liabilities affecting operations:
Accounts receivable	(215)	(41)	63
Materials and supplies	(40)	(5)	30
Other current assets	14	(1)	72
Current liabilities other than debt	68	126	(365)
Other - net	120	43	(139)
Net cash provided by operating activities	3,227	2,714	1,860

Cash flows from investing activities
Property additions	(2,160)	(1,470)	(1,299)
Property sales and other transactions	84	97	84
Investments, including short-term	(135)	(504)	(266)
Investment sales and other transactions	439	421	30
Net cash used in investing activities	(1,772)	(1,456)	(1,451)

Cash flows from financing activities
Dividends	(576)	(514)	(500)
Common stock issued - net	120	89	66
Purchase and retirement of common stock	(2,051)	(863)	--
Proceeds from borrowings - net	1,101	350	1,090
Debt repayments	(600)	(489)	(687)
Net cash used in financing activities	(2,006)	(1,427)	(31)

Net increase (decrease) in cash and cash equivalents	(551)	(169)	378

Cash and cash equivalents
At beginning of year	827	996	618

At end of year	$276	$827	$996

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$435	$453	$458
Income taxes (net of refunds)	289	602	381

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

		Additional	Accum. Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Income	Total
		($ in millions, except per share amounts)

Balance at December 31, 2008	$368	$1,680	$(942)	$8,501	$9,607

Comprehensive income
Net income				1,034	1,034
Other comprehensive income			89		89
Total comprehensive income					1,123
Dividends on Common Stock,
$1.36 per share				(500)	(500)
Stock-based compensation,
including tax benefit of $15	2	123		(8)	117
Other		6			6

Balance at December 31, 2009	370	1,809	(853)	9,027	10,353

Comprehensive income
Net income				1,496	1,496
Other comprehensive income			48		48
Total comprehensive income					1,544
Dividends on Common Stock,
$1.40 per share				(514)	(514)
Share repurchases	(15)	(72)		(776)	(863)
Stock-based compensation,
including tax benefit of $33	3	149		(8)	144
Other		6		(1)	5

Balance at December 31, 2010	358	1,892	(805)	9,224	10,669

Comprehensive income
Net income				1,916	1,916
Other comprehensive loss			(221)		(221)
Total comprehensive income					1,695
Dividends on Common Stock,
$1.66 per share				(576)	(576)
Share repurchases	(30)	(159)		(1,862)	(2,051)
Stock-based compensation,
including tax benefit of $45	4	179		(9)	174

Balance at December 31, 2011	$332	$1,912	$(1,026)	$8,693	$9,911

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

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues in 2011):  coal (31%); intermodal (19%); agriculture/consumer products/government (13%); chemicals (12%); metals/construction (11%); automotive (7%); and, paper/clay/forest products (7%).  Although most of NS’ customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  More than 80% of NS’ railroad employees are covered by collective bargaining agreements with various labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes and pension and other postretirement benefits.  Changes in facts and circumstances may result in revised estimates.

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

Allowance for Doubtful Accounts

NS’ allowance for doubtful accounts was $4 million at December 31, 2011 and $5 million at December 31, 2010.  To determine its allowance for doubtful accounts, NS evaluates historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

Materials and Supplies

“Materials and supplies,” consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market.  The cost of materials and supplies expected to be used in property additions or improvements is included in “Properties.”

K44

Investments

Debt securities classified as “held-to-maturity” are reported at amortized cost.  Marketable equity and debt securities classified as “trading” or “available-for-sale” are recorded at fair value.  Unrealized after-tax gains and losses for investments designated as “available-for-sale” are recognized in “Accumulated other comprehensive loss.”

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

NS’ depreciation expense is based on management’s assumptions concerning expected service lives of its properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, NS’ management utilizes periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices.  NS’ depreciation studies are conducted about every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies is consistent with guidelines established by the STB.  Key factors which are considered in developing average service life and salvage estimates include:

  statistical analysis of historical retirement data and surviving asset records;
  review of historical salvage received and current market rates;
  review of NS’ operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;
  review of accounting policies and assumptions; and
  industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  NS’ experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or straight).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

NS’ recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  For 2011, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

K45

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

Required Accounting Changes

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.”  This update, effective for annual periods for fiscal years ending after December 15, 2011, requires additional disclosures about employers’ participation in multiemployer pension plans, including information about the plan’s funded status if readily available.  This update also requires additional limited disclosures for multiemployer plans that provide postretirement benefits other than pension.  NS adopted this ASU in our December 31, 2011 annual financial statements, the adoption of which did not have a material effect on NS’ consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update, effective for interim and annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.  NS will adopt this ASU retrospectively in the first quarter of 2012 however, effective December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to Presentation Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  NS expects adoption of the ASU will not have a material effect on its consolidated financial statements.

K46

2.  Other Income – Net

	2011	2010	2009
	($ in millions)
Income from natural resources:
Royalties from coal	$86	$80	$67
Nonoperating depletion and depreciation	(7)	(7)	(8)
Subtotal	79	73	59

Rental income	51	47	47
Gains and losses from sale of properties	32	41	18
Equity in earnings of Conrail Inc. (Note 5)	31	26	32
Interest income	9	12	13
Corporate-owned life insurance - net	8	1	1
Other interest expense - net	(3)	(16)	(5)
Taxes on nonoperating property	(9)	(10)	(10)
Other	(38)	(21)	(28)
Total	$160	$153	$127

“Other income – net” includes income and costs not part of rail operations and the income generated by the activities of NS’ noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

3.  Income Taxes

Provisions for Income Taxes

	2011	2010	2009
	($ in millions)
Current:
Federal	$432	$492	$239
State	43	67	11
Total current taxes	475	559	250

Deferred:
Federal	506	281	289
State	21	31	49
Total deferred taxes	527	312	338

Provision for income taxes	$1,002	$871	$588

Other current assets includes prepaid income taxes of zero and $151 million, respectively, as of December 31, 2011 and 2010.

K47

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
			($ in millions)

Federal income tax at statutory rate	$1,021	35	$828	35	$568	35
State income taxes, net of federal tax effect	69	2	62	3	39	2
Deferred tax estimate	--	--	(34)	(1)	--	--
Medicare Part D	--	--	27	1	--	--
State tax law changes, net of federal tax effect	(28)	(1)	--	--	--	--
Internal Revenue Service audit, settlement	(40)	(1)	--	--	1	--
Other, net	(20)	(1)	(12)	(1)	(20)	(1)

Provision for income taxes	$1,002	34	$871	37	$588	36

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

K48

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$771	$617
Accruals, including casualty and other claims	145	156
Other	41	50
Total gross deferred tax assets	957	823
Less valuation allowance	(19)	(21)
Net deferred tax asset	938	802

Deferred tax liabilities:
Property	(7,894)	(7,453)
Other	(387)	(292)
Total gross deferred tax liabilities	(8,281)	(7,745)

Net deferred tax liability	(7,343)	(6,943)
Net current deferred tax asset	143	145
Net long-term deferred tax liability	$(7,486)	$(7,088)

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.  The total valuation allowance decreased $2 million in 2011 and increased
$7 million in 2010.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010
	($ in millions)

Balance at beginning of year	$152	$94

Additions based on tax positions related to the current year	40	51
Additions for tax positions of prior years	26	44
Reductions for tax positions of prior years	(78)	(19)
Settlements with taxing authorities	(22)	(2)
Lapse of statutes of limitations	(13)	(16)
Balance at end of year	$105	$152

K49

Included in the balance of unrecognized tax benefits at December 31, 2011, are potential benefits of $42 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

NS expects that the total amount of unrecognized tax benefits at December 31, 2011, will decrease by approximately
$10 million in 2012 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years but deductibility may become certain by the the close of 2012.  NS’ consolidated federal income tax returns for 2009 and 2010 are being audited by the Internal Revenue Service (IRS).  NS anticipates that the IRS will complete its examination of the 2009 and 2010 tax years within the next twelve months.  State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, NS is generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  NS has various state income tax returns either under examination, administrative appeals, or litigation.  It is reasonably possible that the amount of unrecognized tax benefits will decrease in 2012 as a result of the lapse of state statutes of limitations, but the amount is not expected to be significant.  NS does not expect that any of the aforementioned potential changes in unrecognized tax benefits will have a material effect on NS’ financial position, results of operations, or liquidity.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” amounted to $10 million of income in 2011, $1 million of expense in 2010, and $6 million of income in 2009.  There were no penalties related to tax matters in 2011, 2010, and 2009.  NS has recorded a liability of $4 million at December 31, 2011, and $14 million at December 31, 2010, for the payment of interest on unrecognized tax benefits.  NS has no liability recorded at
December 31, 2011 and 2010, for the payment of penalties on unrecognized tax benefits.

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At December 31, 2011 and 2010, for assets measured at fair value on a recurring basis, there were zero and $175 million, respectively, of available-for-sale securities valued under level 2 of the fair value hierarchy.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

K50

Fair Values of Financial Instruments

NS has evaluated the fair values of financial instruments and methods used to determine those fair values.  The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. The carrying amounts and estimated fair values for the remaining financial instruments and investments accounted for under the equity method, consisted of the following at December 31:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$151	$186	$192	$222
Long-term debt, including current maturities	(7,440)	(9,469)	(6,925)	(7,971)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding losses at December 31, 2010. Sales of available-for-sale securities were $81 million for the year ended December 31, 2011, $225 million for the year ended December 31, 2010 (which included maturities), and immaterial for the year ended December 31, 2009.

K51

5.  Investments

	December 31,
	2011	2010
	($ in millions)
Short-term investments with average remaining maturities:
Available-for-sale:
Certificates of deposit, 5 months	$--	$76
Corporate bonds, 4 months	--	64
Commercial paper, 4 months	--	35
Total available-for-sale	--	175
Held-to-maturity:
Corporate bonds, 10 months	--	59
Federal government bonds, 1 and 9 months, respectively	25	49
Total held-to-maturity	25	108
Total short-term investments	$25	$283

Long-term investments:
Equity method investments:
Conrail Inc.	$969	$959
TTX Company	376	363
Meridian Speedway LLC	275	268
Pan Am Southern LLC	151	140
Other	82	69
Total equity method investments	1,853	1,799

Company-owned life insurance at net cash surrender value	230	202
Corporate bonds, held to maturity, with average maturities
of 17 and 29 months, respectively	15	15
Federal government notes, held to maturity, with average maturities
of 20 months	--	40
Other investments	136	137
Total long-term investments	$2,234	$2,193

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

At December 31, 2011, based on the funded status of Conrail’s pension plans, NS decreased its proportional investment in Conrail by $21 million.  This resulted in a loss of $19 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax asset of $2 million.

K52

At December 31, 2010, based on the funded status of Conrail’s pension plans, NS increased its proportional investment in Conrail by $9 million.  This resulted in income of $8 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax liability of $1 million.

At December 31, 2011, the difference between NS’ investment in Conrail and its share of Conrail’s underlying net equity was $542 million.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was
$31 million, $26 million, and $32 million in 2011, 2010, and 2009, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling
$131 million in 2011, $118 million in 2010, and $123 million in 2009. Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $33 million in each of 2012 through 2016 and $243 million thereafter. NS provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

“Accounts payable” includes $160 million at December 31, 2011, and $128 million at December 31, 2010, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at
December 31, 2011 and 2010, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

6.  Properties

		Accumulated	Net Book	Depreciation
As of December 31, 2011	Cost	Depreciation	Value	Rate(a)
		($ in millions)

Land	$2,209	$--	$2,209	--

Roadway:
Rail and other track material	5,490	(1,643)	3,847	2.44%
Ties	4,015	(973)	3,042	3.33%
Ballast	2,010	(418)	1,592	2.66%
Construction in process	302	--	302	--
Other roadway	10,779	(2,486)	8,293	2.71%
Total roadway	22,596	(5,520)	17,076

Equipment:
Locomotives	4,287	(1,692)	2,595	3.05%
Freight cars	3,008	(1,466)	1,542	2.27%
Computers	408	(277)	131	11.21%
Construction in process	224	--	224	--
Other equipment	732	(252)	480	4.85%
Total equipment	8,659	(3,687)	4,972

Other property	469	(257)	212	1.43%
Total properties	$33,933	$(9,464)	$24,469

K53

		Accumulated	Net Book	Depreciation
As of December 31, 2010	Cost	Depreciation	Value	Rate(a)
		($ in millions)

Land	$2,206	$--	$2,206	--

Roadway:
Rail and other track material	5,253	(1,549)	3,704	3.08%
Ties	3,846	(955)	2,891	3.31%
Ballast	1,909	(372)	1,537	2.78%
Construction in process	169	--	169	--
Other roadway	10,765	(2,619)	8,146	2.39%
Total roadway	21,942	(5,495)	16,447

Equipment:
Locomotives	4,020	(1,571)	2,449	3.03%
Freight cars	2,779	(1,383)	1,396	2.34%
Computers	376	(299)	77	8.28%
Construction in process	143	--	143	--
Other equipment	558	(259)	299	4.57%
Total equipment	7,876	(3,512)	4,364

Other property	469	(255)	214	1.48%
Total properties	$32,493	$(9,262)	$23,231

(a) Composite annual depreciation rate for the underlying assets.

Roadway and equipment property includes $93 million at December 31, 2011, and $157 million at December 31, 2010, of assets recorded pursuant to capital leases with accumulated amortization of $38 million and $60 million at
December 31, 2011 and 2010, respectively.  Other property includes the costs of obtaining rights to natural resources of $336 million at both December 31, 2011 and 2010, with accumulated depletion of $190 million and $187 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $474 million in 2011, $477 million in 2010, and $484 million in 2009, of which $19 million, $15 million, and $17 million, respectively, was capitalized.

K54

7.  Current Liabilities

	December 31,
	2011	2010
	($ in millions)
Accounts payable:
Accounts and wages payable	$499	$572
Casualty and other claims (Note 16)	201	254
Due to Conrail (Note 5)	160	128
Vacation liability	123	122
Equipment rents payable - net	79	80
Other	30	25
Total	$1,092	$1,181

Other current liabilities:
Interest payable	$106	$108
Retiree benefit obligations (Note 11)	68	67
Liabilities for forwarded traffic	60	52
Other	18	17
Total	$252	$244

K55

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2011	2010
	($ in millions)
Notes and debentures:
5.52%, maturing to 2016	$931	$1,231
6.68%, maturing 2017 and 2018	1,150	1,150
6.18%, maturing 2019 to 2021	1,397	897
6.82%, maturing 2025 to 2031	1,629	1,657
6.22%, maturing 2037 to 2043	1,029	855
6.39%, maturing 2097 to 2111	1,328	900
Securitization borrowings, 1.35%	200	200
Other debt, 6.01%, maturing to 2024	199	251
Discounts and premiums, net	(323)	(116)
Total debt	7,540	7,025
Less current maturities and short-term debt	(150)	(458)
Long-term debt excluding current maturities and short-term debt	$7,390	$6,567

Long-term debt maturities subsequent to 2012 are as follows:
2013	$46
2014	446
2015	1
2016	500
2017 and subsequent years	6,397
Total	$7,390

During the fourth quarter of 2011, NS issued $500 million of 3.25% senior notes due 2021 and an additional
$100 million of 6% senior notes due 2111.

During the third quarter of 2011, NS issued $600 million of unsecured notes ($596 million at 4.837% due 2041 and
$4 million at 6% due 2111) and paid $146 million of premium in exchange for $526 million of its previously issued unsecured notes ($422 million at 7.05% due 2037, $77 million at 7.90% due 2097, and $27 million at 7.25% due 2031). The premium is reflected as a reduction of debt in the 2011 Consolidated Balance Sheet and Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.  No gain or loss was recognized as a result of the debt exchange.

During the second quarter of 2011, NS issued an additional $400 million of 6% senior notes due 2111.

During the third quarter of 2010, NS issued an additional $250 million of 6% senior notes due 2105.

NS has in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.  Amounts received under the facility are accounted for as borrowings.  Under this facility, NS received and repaid $100 million in 2011.

K56

At December 31, 2011 and 2010, respectively, the amounts outstanding under the receivables securitization facility were $200 million at an average variable interest rate of 1.35% and $200 million at an average variable interest rate of 1.54%.  NS’ intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by its
$750 million credit agreement (see below).  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $100 million outstanding at December 31, 2011 and 2010, respectively, is included in the line item “Short-term debt” in the Consolidated Balance Sheets.  The facility has a 364-day term which was renewed and amended in October 2011 to run until October 2012.  At December 31, 2011 and 2010, the amounts of receivables included in “Accounts receivable – net” serving as collateral for these borrowings were $745 million and $647 million, respectively.

The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.  Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments.  These deposits are included in “Other assets” in the Consolidated Balance Sheets and totaled $14 million at December 31, 2011, and $35 million at December 31, 2010.

Issuance of Debt or Equity Securities

NS has authority from its Board of Directors to issue an additional $1 billion of debt or equity securities through public or private sale.

Credit Agreement, Debt Covenants, and Commercial Paper

In December 2011, NS renewed and amended its five-year credit agreement, which provides for borrowings at prevailing rates and includes covenants.  The renewed and amended, five-year agreement, which expires in 2016, reduced the total amount that can be borrowed from $1 billion to $750 million to more closely match NS’ liquidity requirements.  NS had no amounts outstanding under this facility at December 31, 2011 and 2010, and NS is in compliance with all of its covenants.

NS has the ability to issue commercial paper supported by its $750 million credit agreement.  At December 31, 2011 and 2010, NS had no outstanding commercial paper.

9.  Lease Commitments

NS is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

	Operating	Capital
	Leases	Leases
	($ in millions)

2012	$96	$19
2013	89	3
2014	67	2
2015	41	1
2016	31	--
2017 and subsequent years	261	2
Total	$585	27
Less imputed interest on capital leases at an average rate of 5.1%		(2)
Present value of minimum lease payments included in debt		$25

K57

Operating Lease Expense

	2011	2010	2009
		($ in millions)

Minimum rents	$150	$159	$163
Contingent rents	77	79	65
Total	$227	$238	$228

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.  Other Liabilities

	December 31,
	2011	2010
	($ in millions)

Net retiree health and death benefit obligations (Note 11)	$964	$849
Net pension obligations (Note 11)	346	185
Casualty and other claims (Note 16)	275	261
Long-term advances from Conrail (Note 5)	133	133
Deferred compensation	119	124
Federal and state income taxes	67	82
Other	146	159
Total	$2,050	$1,793

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
		($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,813	$1,696	$1,082	$1,044
Service cost	28	26	14	16
Interest cost	92	96	58	61
Actuarial losses	209	108	101	10
Benefits paid	(115)	(113)	(49)	(49)
Benefit obligation at end of year	2,027	1,813	1,206	1,082

Change in plan assets
Fair value of plan assets at beginning of year	1,756	1,542	178	161
Actual return on plan assets	18	216	8	17
Employer contribution	11	111	49	49
Benefits paid	(115)	(113)	(49)	(49)
Fair value of plan assets at end of year	1,670	1,756	186	178

Funded status at end of year	$(357)	$(57)	$(1,020)	$(904)

Amounts recognized in the Consolidated
Balance Sheets consist of:
Noncurrent assets	$1	$140	$--	$--
Current liabilities	(12)	(12)	(56)	(55)
Noncurrent liabilities	(346)	(185)	(964)	(849)
Net amount recognized	$(357)	$(57)	$(1,020)	$(904)

Amounts recognized in accumulated other
comprehensive loss (pretax) consist of:
Net loss	$1,071	$807	$434	$370
Prior service cost	4	7	--	--

NS’ accumulated benefit obligation for its defined benefit pension plans is $1.9 billion and $1.7 billion at
December 31, 2011 and 2010, respectively.  NS’ unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $219 million at December 31, 2011, and $197 million at December 31, 2010, and had accumulated benefit obligations of $195 million at December 31, 2011, and $177 million at December 31, 2010.

K59

Pension and Other Postretirement Benefit Cost Components

	2011	2010	2009
		($ in millions)

Pension benefits
Service cost	$28	$26	$26
Interest cost	92	96	101
Expected return on plan assets	(140)	(142)	(154)
Amortization of net losses	67	48	25
Amortization of prior service cost	3	3	3
Net cost	$50	$31	$1

Other postretirement benefits
Service cost	$14	$16	$16
Interest cost	58	61	57
Expected return on plan assets	(15)	(15)	(15)
Amortization of net losses	44	52	35
Amortization of prior service benefit	--	--	(2)
Net cost	$101	$114	$91

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

	2011
		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

Net loss arising during the year	$331	$108
Amortization of net losses	(67)	(44)
Amortization of prior service cost	(3)	--
Total recognized in other comprehensive loss	$261	$64
Total recognized in net periodic cost and other comprehensive loss	$311	$165

The estimated net loss and prior service cost for the pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $75 million and zero, respectively.  The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year is $52 million.

K60

Pension and Other Postretirement Benefit Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2011	2010	2009

Pension funded status:
Discount rate	4.5%	5.25%	5.85%
Future salary increases	4.5%	4.5%	4.5%
Other postretirement benefits funded status:
Discount rate	4.55%	5.4%	5.85%
Pension cost:
Discount rate	5.25%	5.85%	6.25%
Return on assets in plans	8.75%	8.75%	8.75%
Future salary increases	4.5%	4.5%	4.5%
Other postretirement benefits cost:
Discount rate	5.4%	5.85%	6.25%
Return on assets in plans	8.5%	8.5%	8.5%
Health care trend rate	8.1%	8.5%	8.8%

To determine the discount rates, NS utilized analyses in which the projected annual cash flows from the pension and other postretirement benefit plans were matched with yield curves based on an appropriate universe of high-quality corporate bonds.  NS uses the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2011, increases in the per capita cost of covered health care benefits were assumed to be 7.7% for 2012.  It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

	One percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$11	$(9)
Postretirement benefit obligation	168	(138)

K61

Asset Management

Ten investment firms manage NS’ defined benefit pension plan’s assets under investment guidelines approved by the Board of Directors prior to 2011 and, effective for 2011, approved by a management committee.  Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  The fixed income portfolio is invested in the Barclays Government/Credit Bond Index Fund, except that the Canadian earmarked portion of the Fund is maintained in U.S. Treasury Bonds.  Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in the securities of Norfolk Southern or its subsidiaries (except through commingled pension trust funds).  Investment managers’ returns are expected to meet or exceed selected market indices by prescribed margins.

NS’ pension plan weighted-average asset allocations, by asset category, were as follows:

	Percentage of plan
	assets at December 31,
	2011	2010

Domestic equity securities	56%	54%
International equity securities	17%	12%
Debt securities	25%	21%
Cash and cash equivalents	2%	13%
Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2011, of 56% in equity securities and 44% in debt securities compared with 58% in equity securities and 42% in debt securities at December 31, 2010.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. NS assumed a rate of return on pension plan assets of 8.75% for 2011, 2010, and 2009.  A one percentage point change to the rate of return assumption would result in a $16 million change to the net pension cost and, as a result, an equal change in “Compensation and benefits” expense.  For 2012, NS assumes an 8.25% return on pension plan assets.

K62

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value.

Common stock:  Shares held by the plan at year end are valued at the official closing price as defined by the exchange or at the most recent trade price of a security at the close of the active market.

Common collective trusts:  Valued at the net asset value (NAV) of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the trusts.  The investments are valued using NAV as a practical expedient for fair value.  The common collective trusts hold equity securities, fixed income securities and cash and cash equivalents.

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

Commingled funds:  Valued at the NAV of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the funds.  The investments are valued using NAV as a practical expedient for fair value.  The commingled funds hold equity securities.

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

K63

The following table sets forth the pension plan assets by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets).

		2011
	Level 1	Level 2	Total
		($ in millions)

Common stock	$1,017	$--	$1,017
Common collective trusts:
Debt securities	--	416	416
International equity securities	--	154	154
Commingled funds	--	42	42
Interest bearing cash	37	--	37
U.S. government and agencies securities	--	3	3
Preferred stock	--	1	1
Total investments	$1,054	$616	$1,670

		2010
	Level 1	Level 2	Total
		($ in millions)

Common stock	$963	$--	$963
Common collective trusts:
Debt securities	--	361	361
International equity securities	--	160	160
Interest bearing cash	220	--	220
Commingled funds	--	48	48
U.S. government and agencies securities	--	3	3
Preferred stock	--	1	1
Total investments	$1,183	$573	$1,756

Following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $186 million and $178 million at December 31, 2011 and 2010, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 related assets.

The methods used to value pension and other postretirement benefit plan assets may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while NS believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

K64

Contributions and Estimated Future Benefit Payments

In 2012, NS expects to contribute approximately $12 million to its unfunded pension plans for payments to pensioners and approximately $56 million to its other postretirement benefit plans for retiree health benefits.  NS does not expect to contribute to its funded pension plan in 2012.  In 2010, NS made a voluntary contribution to its funded pension plan of $100 million.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2012	$120	$56
2013	123	58
2014	125	60
2015	128	63
2016	130	65
Years 2017 - 2021	664	352

The other postretirement benefits payments include an estimated average annual reduction due to the Medicare Part D subsidy of approximately $7 million.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and amounted to $48 million in 2011, $43 million in 2010, and $33 million in 2009.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.  NS’ matching contributions, recorded as an expense, under these plans were $17 million in 2011, $15 million in 2010, and $16 million in 2009.

12.  Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), a committee of nonemployee directors of the Board or the chief executive officer (if delegated such authority by the committee) may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 96,125,000 shares of Common Stock.  Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.

In May 2010, the stockholders approved an amended LTIP that eliminated the previous limit on the number of shares of stock that could be granted as RSUs, restricted shares, or performance shares and instead adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as a stock option or stock-settled SAR, or (ii) by 1.61 for an award made in the form other than a stock option or stock-settled SAR.  Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.  NS uses newly issued shares to satisfy any exercises and awards under LTIP and TSOP.

K65

The LTIP also permits the payment – on a current or a deferred basis and in cash or in stock – of dividend equivalents on shares of Common Stock covered by stock options, RSUs, or PSUs in an amount commensurate with regular quarterly dividends paid on Common Stock.  With respect to stock options, if employment of the participant is terminated for any reason, including retirement, disability, or death, the Corporation shall have no further obligation to make any dividend equivalent payments.  Regarding RSUs, if employment of the participant is terminated for any reason other than retirement, disability, or death, the Corporation shall have no further obligation to make any dividend equivalent payments.  Should an employee terminate employment, they are not required to forfeit dividend equivalent payments already received.  Outstanding PSUs do not currently receive dividend equivalent payments.

During the first quarter of 2011, a committee of nonemployee directors of NS’ Board granted stock options, RSUs and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.  Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

Accounting Method

NS accounts for its grants of stock options RSUs, PSUs, dividend equivalents, and tax absorption payments in accordance with ASC 718 “Compensation-Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalents, which are all related to equity classified awards, are charged to retained income. Related compensation costs were $61 million in 2011, $67 million in 2010, and $60 million in 2009.  The total tax effects recognized in income in relation to stock-based compensation were benefits of $20 million in 2011, $21 million in 2010, and $18 million in 2009.

“Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009 includes tax benefits generated from tax deductions in excess of compensation costs recognized (excess tax benefits) for share-based awards of $45 million, $33 million, and $15 million, respectively.

Stock Options

Options may be granted for a term not to exceed 10 years and are subject to a vesting period of at least one year.  Option exercise prices are at not less than the fair market value of Common Stock on the effective date of the grant and, effective for awards granted after May 13, 2010, may not be less than the higher of (i) the average fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of grant.  In the first quarter of 2011, 627,700 options were granted under the LTIP and 257,000 options were granted under the TSOP.  In each case, the grant price was $62.75.  The options granted under the LTIP and TSOP in 2011 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  Holders of the options granted under the LTIP in 2011 who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.  Dividend equivalent payments are not made on TSOP options.

In the first quarter of 2010, 824,900 options were granted under the LTIP and 259,800 options were granted under the TSOP, each with a grant price of $47.76.  The options granted under the LTIP and TSOP in 2010 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively. In the first quarter of 2009, 1,209,700 options were granted under the LTIP and 251,200 options were granted under the TSOP, each with a grant price of $38.71.  The options granted under the LTIP and TSOP in 2009 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  For both 2010 and 2009, the grant price was the higher of (i) the average fair market value of Common Stock on the date of grant or (ii) the closing price of Common Stock on the date of the grant, and the options have a term of ten years.

K66

The fair value of each option awarded in 2011, 2010, and 2009 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.  NS uses historical data to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  For 2011, 2010, and 2009, a dividend yield of 2.55%, 2.89%, and 2.4%, respectively, was used for LTIP options for periods where no dividend equivalent payments are made, as well as for TSOP options, which do not receive dividend equivalents.  The assumptions for the 2011, 2010, and 2009 LTIP and TSOP grants are shown in the following table:

	2011	2010	2009

Expected volatility range	28% - 32%	29% - 32%	28% - 53%
Average expected volatility	28%	32%	43%
Average risk-free interest rate	3.42%	3.63%	2.87%
Average expected option term LTIP	8.5 years	8.3 years	6.5 years
Per-share grant-date fair value LTIP	$22.26	$18.54	$18.18
Average expected option term TSOP	8.5 years	8.3 years	9.2 years
Per-share grant-date fair value TSOP	$18.10	$14.91	$15.41
Options granted (LTIP and TSOP)	884,700	1,084,700	1,460,900

A summary of the status of changes in stock options is presented below:

	Stock	Weighted Avg.
	Options	Exercise Price

Outstanding at December 31, 2010	11,735,113	$36.55
Granted	884,700	62.75
Exercised	(2,845,677)	27.38
Forfeited	(14,700)	48.50
Outstanding at December 31, 2011	9,759,436	41.60

The aggregate intrinsic value of options outstanding at December 31, 2011, was $305 million with a weighted average remaining contractual term of 5.2 years.  Of these options outstanding, 6,651,936 were exercisable and had an aggregate intrinsic value of $229 million with a weighted average exercise price of $38.41 and a weighted average remaining contractual term of 3.8 years.

The following table provides information related to options exercised as of December 31 for the respective years:

	2011	2010	2009
	($ in millions)

Options exercised	2,845,677	2,533,727	2,190,947
Total intrinsic value	$127	$91	$48
Cash received upon exercise of options	$75	$55	$51
Related excess tax benefits realized	$42	$32	$18

At December 31, 2011, there was $11 million of total unrecognized compensation related to options granted under the LTIP and TSOP, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

K67

Restricted Stock Units

RSU grants were 177,400 in 2011, with a grant-date fair value of $62.75 and a five-year restriction period.  In 2010, RSU grants were 168,250 with a grant-date fair value of $47.76 and a five-year restriction period.  In 2009, RSU grants were 320,550 with a grant-date fair value of $38.72 and a five-year restriction period.  RSUs granted in 2011, 2010, and 2009 will be settled through issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.  A summary of the status of and changes in RSUs is presented below:

		Weighted-
		Average
		Grant-Date
	RSUs	Fair Value

Nonvested at December 31, 2010	1,098,000	$40.94
Granted	177,400	62.75
Vested	--	--
Forfeited	--	--
Nonvested at December 31, 2011	1,275,400	48.72

At December 31, 2011, there was $7 million of total unrecognized compensation related to RSUs granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 3.1 years.  The total fair values of the RSUs paid in cash and restricted shares vested during the twelve months ended December 31, 2011, 2010, and 2009 were zero, $35 million, and $26 million, respectively.  The total related excess tax amounts realized were:
a benefit of $1 million in 2011, a benefit of $2 million in 2010, and a liability of $1 million in 2009.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.  PSU grants and average grant-date fair values were 580,900 and $62.75 in 2011; 824,900 and $47.76 in 2010; and 1,209,700 and $38.705 in 2009.  The PSUs granted in 2011, 2010, and 2009 will be paid in the form of shares of Common Stock.  A summary of the status of and changes in PSUs is presented below:

		Weighted-
		Average
		Grant-Date
	PSUs	Fair Value

Balance at December 31, 2010	3,184,700	$45.31
Granted	580,900	62.75
Earned - paid in Common Stock	(425,122)	50.47
Earned - paid in cash	(425,473)	50.47
Unearned	(305,105)	50.47
Forfeited	--	--
Balance at December 31, 2011	2,609,900	46.91

K68

As of December 31, 2011, there was $9 million of total unrecognized compensation related to PSUs granted under the LTIP, which is expected to be recognized over a weighted-average period of approximately 1.7 years.  The total fair values of PSUs earned and paid in cash during the twelve months ended December 31, 2011, 2010, and 2009 were
$27 million, $20 million, and $19 million, respectively.  The total related excess tax amounts realized were:  a benefit of $2 million in 2011, a liability of less than $1 million in 2010, and a liability of $2 million in 2009.

Shares Available and Issued

Shares of stock available for future grants and issued in connection with all features of the LTIP and TSOP as of December 31, were as follows:

	2011	2010	2009
Available for future grants:
LTIP	8,803,298	10,551,253	4,136,591
TSOP	1,640,456	1,891,556	2,145,356
Shares of Common Stock issued:
LTIP	3,077,739	2,901,786	2,192,764
TSOP	193,060	57,800	489,945

13.  Stockholders’ Equity

Common Stock

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern. Treasury Shares at December 31, 2011 and 2010, amounted to 20,320,777 and 20,336,843 shares, respectively, with a cost of $19 million for both 2011 and 2010.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

	Balance	Net		Balance
	at Beginning	Gain	Reclassification	at End
	of Year	(Loss)	Adjustments	of Year
		($ in millions)
Year ended December 31, 2011
Pensions and other postretirement liabilities	$(726)	$(270)	$68	$(928)
Other comprehensive loss of equity investees	(79)	(19)	--	(98)
Accumulated other comprehensive loss	$(805)	$(289)	$68	$(1,026)

Year ended December 31, 2010
Pensions and other postretirement liabilities	$(764)	$(26)	$64	$(726)
Other comprehensive loss of equity investees	(89)	10	--	(79)
Accumulated other comprehensive loss	$(853)	$(16)	$64	$(805)

K69

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
		($ in millions)
Year ended December 31, 2011
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(439)	$169	$(270)
Reclassification adjustments for costs included in net income	114	(46)	68
Subtotal	(325)	123	(202)
Other comprehensive loss of equity investees	(21)	2	(19)
Other comprehensive loss	$(346)	$125	$(221)

Year ended December 31, 2010
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(42)	$16	$(26)
Reclassification adjustments for costs included in net income	103	(39)	64
Subtotal	61	(23)	38
Other comprehensive income of equity investees	11	(1)	10
Other comprehensive income	$72	$(24)	$48

Year ended December 31, 2009
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$47	$(18)	$29
Reclassification adjustments for costs included in net income	61	(23)	38
Subtotal	108	(41)	67
Other comprehensive income of equity investees	24	(2)	22
Other comprehensive income	$132	$(43)	$89

14.  Stock Repurchase Program

In November 2010, NS completed the share repurchase program approved by its Board of Directors in November 2005 (as amended in March 2007), pursuant to which NS repurchased a total of 75 million shares of its Common Stock (2005 Program).  On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.  The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent facts.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  NS repurchased and retired 30.2 million shares, 14.7 million shares, and zero shares of its Common Stock under this program in 2011, 2010, and 2009, respectively, at a cost of $2.1 billion, $863 million, and zero.  Since inception of the 2005 Program, NS has repurchased and retired 109.6 million shares of Common Stock at a total cost of $6.2 billion.

K70

15.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2011	2010	2009	2011	2010	2009
	($ in millions except per share, shares in millions)

Net income	$1,916	$1,496	$1,034	$1,916	$1,496	$1,034
Dividend equivalent payments	(9)	(8)	(8)	(2)	(8)	(8)
Income available to common stockholders	1,907	1,488	1,026	1,914	1,488	1,026

Weighted-average shares outstanding	345.5	366.5	367.1	345.5	366.5	367.1
Dilutive effect of outstanding options and share-settled awards				5.8	5.3	5.0
Adjusted weighted-average shares outstanding				351.3	371.8	372.1
Earnings per share	$5.52	$4.06	$2.79	$5.45	$4.00	$2.76

During 2011, 2010, and 2009, dividend equivalent payments were made to holders of stock options and restricted stock units.  For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and restricted stock units were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and restricted stock units receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these grants to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in 2011, none in 2010 and 1.4 million in 2009.

16.  Commitments and Contingencies

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

Two of NS’ customers, DuPont and South Mississippi Electric Power Association (SMEPA), filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS disputes these allegations, however, in August 2011, NS agreed to settle the rate reasonableness complaint with SMEPA.  Settlement of this claim did not have a material effect on NS’ financial position, results of operations, or liquidity.  Since June 1, 2009, in the case of DuPont, NS has been billing and collecting amounts based on the challenged tariff rates.  Management presently expects resolution of the DuPont case to occur in 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

K71

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, NS received an unfavorable ruling for an arbitration claim with an insurance carrier, and was denied recovery of the contested portion ($43 million) of the claim.  As a result, NS recorded a $43 million charge during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery is no longer probable.  During the first quarter of 2010, NS settled an arbitration claim ($100 million) with another insurance carrier with no adverse effect on NS’ financial position, results of operations, or liquidity.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.  The independent actuarial firm engaged by NS provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.  The actuarial firm studies NS’ historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuary uses the results of these analyses to estimate the ultimate amount of liability, which includes amounts for incurred but unasserted claims. NS adjusts its liability quarterly based upon management’s assessment and the results of the study. Actuarial studies since 2009 have reflected a reduced level of favorable claims development resulting in an increase of the annual cost related to personal injuries from $51 million in 2009, to $75 million in 2010, and $88 million in 2011. The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

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

K72

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures in the amount of $35 million at December 31, 2011, and $33 million at December 31, 2010 (of which $12 million is classified as a current liability at December 31, 2011 and 2010).  At December 31, 2011, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 149 known locations and projects compared with 143 locations and projects at December 31, 2010.  As of December 31, 2011, seven sites accounted for approximately $13 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 26 locations, one or more Norfolk Southern subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS’ ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available clean-up technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

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

Based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable and reasonably estimable costs for dealing with those environmental matters of which NS is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

K73

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

Purchase Commitments

At December 31, 2011, NS had outstanding purchase commitments totaling approximately $603 million for long-term service contracts through 2019 as well as track material, RoadRailer® trailers, and freight cars, in connection with its capital programs through 2016.

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

Guarantees

In a number of instances, Norfolk Southern and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.  Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.  The nature and timing of changes in laws or regulations applicable to NS’ financings are inherently unpredictable, and therefore NS’ exposure in connection with the foregoing indemnifications cannot be quantified.  No liability has been recorded related to these indemnifications.  In the case of one type of equipment financing, NSR’s Japanese leverage leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.  Such a termination would require NSR to make early termination payments that would not be expected to have a material effect on NS’ financial position, results of operations, or liquidity.

NS has agreed to indemnify parties in a number of transactions for U.S. income tax withholding imposed as a result of changes in U.S. tax law.  In all cases, NS has the right to unwind the related transaction if the withholding cannot be avoided in the future.  Because these indemnities would be triggered and are dependent upon a change in the tax law, the maximum exposure is not quantifiable.  Management does not believe that it is likely that it will be required to make any payments under these indemnities.

As of December 31, 2011, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to
$7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.  Four other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

* * * * *

K74

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES QUARTERLY FINANCIAL DATA (Unaudited)

		Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2011
Railway operating revenues	$2,620	$2,866	$2,889	$2,797
Income from railway operations	600	875	938	800
Net income	325	557	554	480
Earnings per share:
Basic	0.91	1.58	1.61	1.44
Diluted	0.90	1.56	1.59	1.42

2010
Railway operating revenues	$2,238	$2,430	$2,456	$2,392
Income from railway operations	555	733	746	642
Net income	257	392	445	402
Earnings per share:
Basic	0.69	1.06	1.21	1.11
Diluted	0.68	1.04	1.19	1.09

K75

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2011.  Based on such evaluation, such officers have concluded that, as of December 31, 2011, NS’ disclosure controls and procedures were effective to ensure that information required to be disclosed in NS’ reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management has concluded that Norfolk Southern maintained effective internal control over financial reporting as of December 31, 2011.

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

Norfolk Southern’s management has issued a report of its assessment of internal control over financial reporting, and Norfolk Southern’s independent registered public accounting firm has issued an attestation report on Norfolk Southern’s internal controls over financial reporting as of December 31, 2011.  These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2011, management has not identified any changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, NS’ internal control over financial reporting.

Item 9B.  Other Information

None.

K76

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 10.  Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012, which definitive Proxy Statement will be filed electronically with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:

  appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2011 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”
  appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2011 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2011” and “Option Exercises and Stock Vested in 2011” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and
  appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,”

in each case included in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K77

Equity Compensation Plan Information (as of December 31, 2011)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders(1)	12,841,803(3)	$ 40.45(5)	8,803,298

Equity compensation plans not approved by securities holders(2)	1,185,537(4)	49.90	1,661,456(6)

Total	14,027,340		10,464,754

[1]	The Long-Term Incentive Plan, excluding five million shares for broad-based issuance to non-officers.
[2]	The Long-Term Incentive Plan’s five million shares for broad-based issuance to non-officers, the Thoroughbred Stock Option Plan and the Director’s Restricted Stock Plan.
[3]	Includes options, restricted stock units and performance share units granted under the Long-Term Incentive Plan that may be settled in shares of stock.
[4]	Includes options granted under the Long-Term Incentive Plan of 5,446 shares for non-officers and options granted under the Thoroughbred Stock Option Plan.
[5]	Calculated without regard to 4,268,404, outstanding restricted stock units and performance share units at December 31, 2011.
[6]	Of the shares remaining available for grant under plans not approved by stockholders, 21,000 are available for grant as restricted stock under the Directors’ Restricted Stock Plan.

Norfolk Southern Corporation Long-Term Incentive Plan (LTIP)

Established on June 28, 1983, and approved by stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of Norfolk Southern by providing an opportunity for non-employee directors, officers, and other key employees to acquire a proprietary interest in the Corporation.  On January 23, 2001, the Board of Directors further amended LTIP and approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock under LTIP to participants who are not officers of Norfolk Southern.  The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.  Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.  Also on
January 23, 2001, the Board amended LTIP, which amendment was approved by shareholders on May 10, 2001, that included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Common Stock.

In May 2010, shareholders approved an amended LTIP that adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled stock appreciation right, or (ii) by 1.61 for an award made in the form other than an option or stock-settled stock appreciation right.  Cash payments of restricted units, stock appreciation rights, and performance share units will not be applied against the maximum number of shares issuable under LTIP.  Any shares of Common Stock subject to options, performance share units, restricted shares, or restricted stock units which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

K78

Non-employee directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted shares, performance share units, and performance shares.  In addition, dividend equivalents may be awarded for options, restricted stock units, and performance share units.  The Committee may make awards under LTIP subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

For options granted after May 13, 2010, the option price will be at least the higher of (i) the average of the high and low prices at which Common Stock is traded on the date of grant, or (ii) the closing price of Common Stock on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  LTIP specifically prohibits option repricing without stockholder approval, except for capital adjustments.

Performance share units entitle a recipient to receive performance-based compensation at the end of a three-year performance cycle based on Norfolk Southern’s performance during that three-year period.  For the 2012 performance share unit awards, corporate performance will be measured using three equally weighted standards established by the Committee:  (1) three-year average return on average capital invested, (2) three-year average operating ratio, and (3) three-year total return to stockholders as compared with the average total return on the publicly traded stocks of North American Class I railroads, using a 20-day average total shareholder return to measure performance.  Performance share units may be payable in either shares of Common Stock or cash.

Restricted stock units are payable in cash or in shares of Common Stock at the end of a restriction period of not less than 36 months and not more than 60 months.  During the restriction period, the holder of the restricted stock units has no beneficial ownership interest in the Common Stock represented by the restricted stock units and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent rights that may be awarded with respect to the restricted stock units).  The Committee at its discretion may waive the restriction period, but settlement of any restricted stock units will occur on the same settlement date as would have applied absent a waiver of restrictions, if no performance goals were imposed.

Norfolk Southern Corporation Thoroughbred Stock Option Plan (TSOP)

The Board adopted the TSOP on January 26, 1999, to promote the success of Norfolk Southern by providing an opportunity for nonagreement employees to acquire a proprietary interest in Norfolk Southern and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and skills to the advancement, betterment, and prosperity of Norfolk Southern and its stockholders.  Under the TSOP there were 6,000,000 shares of authorized but unissued Common Stock reserved for issuance.  TSOP has not been and is not required to have been approved by stockholders.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.  Under TSOP, the Committee may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

The option price will be at least the average of the high and low prices at which Common Stock is traded on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  Options awarded in 2011 are subject to a three-year vesting period.  TSOP specifically prohibits repricing without stockholder approval, except for capital adjustments.

K79

Norfolk Southern Corporation Directors’ Restricted Stock Plan (Plan)

The Plan was adopted on January 1, 1994, and is designed to increase ownership of Norfolk Southern Common Stock by its non-employee directors so as to further align their ownership interest in Norfolk Southern with that of stockholders.  The Plan has not been and is not required to have been approved by stockholders.  Currently, a maximum of 66,000 shares of Common Stock may be granted under the Plan.  To make grants eligible to directors, Norfolk Southern purchases, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or makes such grants from Common Stock already owned by one or more of Norfolk Southern’s subsidiary companies.

Only non-employee directors who are not and never have been employees of Norfolk Southern are eligible to participate in the Plan.  Upon becoming a director, each eligible director receives a one-time grant of 3,000 restricted shares of Common Stock.  No individual member of the Board exercises discretion concerning the eligibility of any director or the number of shares granted.

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

13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in Norfolk Southern’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2012, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

K80

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)		The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K37
		Reports of Independent Registered Public Accounting Firm	K38
		Consolidated Statements of Income, Years ended December 31, 2011, 2010, and 2009	K40
		Consolidated Balance Sheets as of December 31, 2011 and 2010	K41
		Consolidated Statements of Cash Flows, Years ended December 31, 2011, 2010, and 2009	K42
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2011, 2010, and 2009	K43
		Notes to Consolidated Financial Statements	K44

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K97

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description

3		Articles of Incorporation and Bylaws -

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s 10-K filed on March 5, 2001.

3(ii)		An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

3(iii)		The Bylaws of Norfolk Southern Corporation, as amended July 25, 2011, is incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on July 26, 2011.

K81

4		Instruments Defining the Rights of Security Holders, Including Indentures:

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
Form 8-K filed on February 7, 2001.

	(e)	Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, relating to the issuance of 5.257% Notes due 2014 (Securities) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 23, 2004.

	(f)	Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(1) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

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

K82

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
Form 8-K filed on June 1, 2009.

(p)	Second Supplemental Indenture, dated as of May 23, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011.

(q)	Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

(r)	Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

(s)	Registration Rights Agreement, dated as of September, 2011, among Norfolk Southern Corporation,
J.P. Morgan Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 4.3 to Norfolk Southern Corporation’s Form 8-K filed on
September 15, 2011.

(t)	Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

K83

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

K84

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

(r)	The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) – extending and amending a Lease, dated as of October 11, 1881 – is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

K85

(s)*	The Norfolk Southern Corporation Executive Management Incentive Plan, effective May 13, 2010, is incorporated by reference herein from Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

(t)*	Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010 and as amended September 27, 2011, is incorporated by reference herein from
Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2011.

(u)*	The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

(v)*	The Norfolk Southern Corporation Directors’ Restricted Stock Plan, effective January 1, 1994, as restated November 24, 1998, is incorporated herein by reference from Exhibit 10(h) to Norfolk Southern Corporation’s Form 10-K filed on March 24, 1999.

(w)*	Form of Severance Agreement, dated as of June 1, 1996, between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 1997 through 2001 Annual Meetings of Stockholders) is incorporated herein by reference to Exhibit 10(t) to Norfolk Southern Corporation’s Form 10-K filed on February 21, 2002.

(x)*	Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.06 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(y)*	Amendment to the Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective as of January 1, 2009, is incorporated herein by reference to
Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(z)*	The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(aa)*	The Norfolk Southern Corporation Outside Directors’ Deferred Stock Unit Program, as amended effective January 22, 2008, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(bb)*	Form of Agreement, dated as of October 1, 2001, providing enhanced pension benefits to three officers in exchange for their continued employment with Norfolk Southern Corporation for two years, is incorporated herein by reference to Exhibit 10(w) to Norfolk Southern Corporation’s Form 10-Q filed on November 9, 2001. The agreement was entered into with L. Ike Prillaman, former Vice Chairman and Chief Marketing Officer; Stephen C. Tobias, former Vice Chairman and Chief Operating Officer; and Henry C. Wolf, former Vice Chairman and Chief Financial Officer.

(cc)	The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective
January 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

K86

(dd)*	The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009, is incorporated herein by reference to Exhibit 10(cc) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(ee)	Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc., and PRR Newco, Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(ff)	Tax Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(gg)	Amended and Restated Credit Agreement dated as of June 26, 2007, with respect to the Registrant’s
$1 billion unsecured revolving credit facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on June 27, 2007. This agreement was terminated as noted in Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

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

K87

(nn)	Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of
December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(oo)*	The retirement agreement, dated January 27, 2006, between Norfolk Southern Corporation and David R. Goode, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s
Form 8-K filed on January 27, 2006.

(pp)*	Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2006. In addition, directors who serve on a non-standing Special Litigation Committee of the Board of Directors received a quarterly fee of $3,750 during 2010 and starting January 1, 2011 receive a fee of $5,000 per meeting, for such service.

(qq)*	The retirement agreement, dated March 28, 2006, between Norfolk Southern Corporation and L. Ike Prillaman, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s
Form 8-K filed on March 31, 2006.

(rr)	Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(ss)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 11, 2007.

(tt)*	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective January 1, 2010, is incorporated herein by reference to Exhibit 10(rr) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(uu)*	The retirement agreement between Norfolk Southern Corporation and Henry C. Wolf is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2007.

(vv)	Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s $500 million receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007.

(ww)	Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009.

(xx)	Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009.

(yy)	Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009.

K88

(zz)	Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(aaa)	Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010.

(bbb)	Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010.

(ccc)	Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011.

(ddd)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2008 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 20, 2007.

(eee)	Dealer Agreement dated as of January 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s
Form 8-K filed on January 25, 2008.

(fff)	Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(ggg)*	2008 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(hhh)*	2008 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated
January 24, 2008, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(iii)*	2008 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated
January 24, 2008, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(jjj)*	2008 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(kkk)*	2008 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated
January 24, 2008, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

K89

(lll)*	2008 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(mmm)*	2008 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated
January 24, 2008, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(nnn)*	2008 Award Agreement between Norfolk Southern Corporation and Jane M. O’Brien, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(ooo)*	2008 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated
January 24, 2008, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(ppp)	Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008.

(qqq)	Transaction Agreement (Pan Am Transaction Agreement), dated May 15, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2008 (Exhibits, annexes and schedules omitted. The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(rrr)	Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated herein by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on
February 18, 2009.

(sss)*	Directors’ Deferred Fee Plan of Norfolk Southern Corporation, as amended effective
January 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(ttt)*	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.02 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(uuu)**	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective December 1, 2011.

(vvv)*	Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(www)*	Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.04 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

K90

(xxx)*	Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(yyy)	Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, with respect to the Registrant’s $500 million receivable securitization facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2006.

(zzz)*	Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on
August 21, 2008, with an effective date of January 1, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008.

(aaaa)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2009 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on December 17, 2008.

(bbbb)*	Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 2008 annual Meetings of Stockholders), is incorporated herein by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(cccc)*	2009 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(dddd)*	2009 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(eeee)*	2009 Award Agreement between Norfolk Southern Corporation and Gene R. Carter, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(ffff)*	2009 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(gggg)*	2009 Award Agreement between Norfolk Southern Corporation and Landon Hilliard, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(hhhh)*	2009 Award Agreement between Norfolk Southern Corporation and Karen N. Horn, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(iiii)*	2009 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

K91

(jjjj)*	2009 Award Agreement between Norfolk Southern Corporation and Steven F. Leer, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.8 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(kkkk)*	2009 Award Agreement between Norfolk Southern Corporation and Michael D. Lockhart, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.9 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(llll)*	2009 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(mmmm)	Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(nnnn)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement for Outside Directors is incorporated herein by reference to Exhibit 99, Item 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on January 29, 2010.

(oooo)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement is incorporated herein by reference to Exhibit 99, Item 10.2 to Norfolk Southern Corporation’s
Form 8-K/A filed on January 29, 2010.

(pppp)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for Outside Directors approved by the Compensation Committee on November 22, 2010, is incorporated herein by reference to Exhibit 10nnnn to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(qqqq)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for incentive stock options approved by the Performance-Based Compensation Committee on
January 25, 2011, is incorporated herein by reference to Exhibit 10oooo to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(rrrr)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for performance share units approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10pppp to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(ssss)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for non-qualified stock options approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10qqqq to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(tttt)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for restricted stock units approved by the Performance-Based Compensation Committee on
January 25, 2011, is incorporated herein by reference to Exhibit 10rrrr to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

K92

(uuuu)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2011 Award Agreement approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10ssss to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(vvvv)	Performance Criteria for bonuses payable in 2012 for the 2011 incentive year. On January 25, 2011, the Performance-Based Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2012 for the 2011 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan and the Norfolk Southern Corporation Management Incentive Plan: 37.5% based on pre-tax net income; 37.5% based on operating ratio; and 25% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

(wwww)	Credit Agreement dated as of December 14, 2011, establishing a 5-year, $750 million, unsecured revolving credit facility of the Registrant is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

(xxxx)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for Outside Directors approved by the Compensation Committee on November 22, 2011.

(yyyy)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for incentive stock options approved by the Compensation Committee on November 22, 2011.

(zzzz)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for performance share units approved by the Compensation Committee on November 22, 2011.

(aaaaa)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for non-qualified stock options approved by the Compensation Committee on November 22, 2011.

(bbbbb)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for restricted stock units approved by the Compensation Committee on November 22, 2011.

(ccccc)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2012 Award Agreement, approved by the Compensation Committee on November 22, 2011.

(ddddd)	Performance Criteria for bonuses payable in 2013 for the 2012 incentive year. On January 23, 2012, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2013 for the 2012 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan and the Norfolk Southern Corporation Management Incentive Plan: 50% based on operating income; 35% based on operating ratio; and 15% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

K93

12**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

99**	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) the Consolidated Statements of Income of each of the years ended December 31, 2011, 2010, and 2009; (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (iv) the Notes to Consolidated Financial Statements.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated herein by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination. All exhibits are included in the 2011 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K94

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes James A. Hixon and James A. Squires or one of them, to execute in the name of each such person, and to file, any amendments to this report and hereby appoints James A. Hixon and James A. Squires or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February, 2012.

/s/Charles W. Moorman
By:  Charles W. Moorman
       (Chairman, President and Chief Executive Officer)

K95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of February, 2012, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/Charles W. Moorman (Charles W. Moorman)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/James A. Squires (James A. Squires)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/Clyde H. Allison, Jr. (Clyde H. Allison, Jr.)	Vice President and Controller (Principal Accounting Officer)

/s/Gerald L. Baliles (Gerald L. Baliles)	Director

/s/Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/Erskine B. Bowles (Erskine B. Bowles)	Director

/s/Robert A. Bradway (Robert A. Bradway)	Director

(Daniel A. Carp)	Director

/s/Alston D. Correll (Alston D. Correll)	Director

/s/Karen N. Horn (Karen N. Horn)	Director

/s/Burton M. Joyce (Burton M. Joyce)	Director

/s/Steven F. Leer (Steven F. Leer)	Director

/s/Michael D. Lockhart (Michael D. Lockhart)	Director

/s/J. Paul Reason (J. Paul Reason)	Director

K96

Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2010, and 2011
($ in millions)

	Additions charged to:

	Beginning Balance	Expenses	Other Accounts	Deductions	Ending Balance

Year ended December 31, 2009 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$11	$3	$--	$--	$14
Casualty and other claims included in other liabilities	320	58	42,[3]	117[2]	265
Current portion of casualty and other claims included in accounts payable	248	3	115[1]	133[3]	233

Year ended December 31, 2010 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$14	$7	$--	$--	$21
Casualty and other claims included in other liabilities	265	87	--	91[2]	261
Current portion of casualty and other claims included in accounts payable	233	13	150[1]	142[3]	254

Year ended December 31, 2011 Valuation allowance (included net in deferred tax liability) for deferred tax assets	$21	$--	$--	$2	$19
Casualty and other claims included in other liabilities	261	102	1	89[2]	275
Current portion of casualty and other claims included in accounts payable	254	16	133[1]	202[3]	201

¹	Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

²	Payments and reclassifications to/from accounts payable.

³	Payments and reclassifications to/from other liabilities.

K97