Form 10-Q
period 2012-03-31
NORFOLK SOUTHERN CORP
filed 2012-04-27
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934 for the quarterly period ended MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock ($1.00 par value per share)	325,763,164 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	($ in millions, except per share amounts)

Railway operating revenues	$ 2,789	$ 2,620

Railway operating expenses:
Compensation and benefits	786	765
Purchased services and rents	391	383
Fuel	413	389
Depreciation	224	211
Materials and other	230	272
Total railway operating expenses	2,044	2,020

Income from railway operations	745	600

Other income - net	29	27
Interest expense on debt	120	112

Income before income taxes	654	515

Provision for income taxes	244	190

Net income	$ 410	$ 325

Per share amounts:
Net income:
Basic	$ 1.24	$ 0.91
Diluted	1.23	0.90

Dividends	0.47	0.40

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	($ in millions)

Net income	$ 410	$ 325
Other comprehensive income, before tax:
Pension and other postretirement benefits	32	28
Other comprehensive loss of equity investees	(4)	--
Other comprehensive income, before tax	28	28
Income tax expense related to items of other comprehensive income	(12)	(9)
Other comprehensive income, net of tax	16	19
Total comprehensive income	$ 426	$ 344

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2012	2011
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$ 829	$ 276
Short-term investments	2	25
Accounts receivable - net	1,056	1,022
Materials and supplies	228	209
Deferred income taxes	146	143
Other current assets	71	76
Total current assets	2,332	1,751

Investments	2,263	2,234
Properties less accumulated depreciation of $9,596 and $9,464, respectively	24,703	24,469
Other assets	77	84

Total assets	$ 29,375	$ 28,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 1,243	$ 1,092
Short-term debt	--	100
Income and other taxes	320	207
Other current liabilities	337	252
Current maturities of long-term debt	32	50
Total current liabilities	1,932	1,701

Long-term debt	7,985	7,390
Other liabilities	2,053	2,050
Deferred income taxes	7,590	7,486
Total liabilities	19,560	18,627

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 325,763,164 and 330,386,089 shares,
respectively, net of treasury shares	327	332
Additional paid-in capital	1,917	1,912
Accumulated other comprehensive loss	(1,010)	(1,026)
Retained income	8,581	8,693
Total stockholders’ equity	9,815	9,911

Total liabilities and stockholders’ equity	$ 29,375	$ 28,538

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	($ in millions)
Cash flows from operating activities
Net income	$ 410	$ 325
Reconciliation of net income to net cash provided by operating activities:
Depreciation	226	213
Deferred income taxes	88	112
Gains and losses on properties	(1)	--
Changes in assets and liabilities affecting operations:
Accounts receivable	(34)	(127)
Materials and supplies	(19)	(21)
Other current assets	5	19
Current liabilities other than debt	316	27
Other - net	44	104
Net cash provided by operating activities	1,035	652

Cash flows from investing activities
Property additions	(461)	(423)
Property sales and other transactions	2	(10)
Investments, including short-term	(4)	(4)
Investment sales and other transactions	27	55
Net cash used in investing activities	(436)	(382)

Cash flows from financing activities
Dividends	(155)	(142)
Common stock issued - net	31	32
Purchase and retirement of common stock	(400)	(343)
Proceeds from borrowings - net	696	--
Debt repayments	(218)	(408)
Net cash used in financing activities	(46)	(861)

Net increase (decrease) in cash and cash equivalents	553	(591)

Cash and cash equivalents
At beginning of year	276	827

At end of period	$ 829	$ 236

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$ 60	$ 72
Income taxes (net of refunds)	2	3

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of March 31, 2012, and December 31, 2011, and its results of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2012, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $34 million during the first quarter of 2012 and $42 million during the same period of 2011.  The total tax effects recognized in income in relation to stock-based compensation were net benefits of $11 million and $14 million for the quarters ended March 31, 2012 and 2011, respectively.

Stock Options

In the first quarter of 2012, 567,300 options were granted under the LTIP and 210,300 options were granted under the TSOP.  In each case, the grant price was $75.14, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of the Common Stock on the effective date of the grant, and the options have a term of ten years.  The options granted under the LTIP and TSOP in 2012 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively.  Holders of the 2012 options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock.  Dividend equivalent payments are not made on TSOP options.

The fair value of each option award in 2012 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on Common Stock and historical volatility of Common Stock.  NS uses historical data to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  A dividend yield of 2.3% was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options, which do not receive dividend equivalents.  The assumptions for the 2012 LTIP and TSOP grants are shown in the following table:

Expected volatility range	27% - 29%
Average expected volatility	27%
LTIP average expected option life	8.9 years
TSOP average expected option life	8.8 years
Average risk-free interest rate	1.96%
LTIP per-share grant-date fair value	$23.84
TSOP per-share grant-date fair value	$19.55

For the first three months of 2012, options relating to 376,357 shares were exercised, yielding $11 million of cash proceeds and $6 million of tax benefit recognized as additional paid-in capital.  For the first three months of 2011, options relating to 759,193 shares were exercised yielding $20 million of cash proceeds and $10 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 140,000 RSUs granted in 2012, with an average grant-date fair value of $75.14 and a five-year restriction period.  The restricted stock units granted in 2012 will be settled through the issuance of shares of Common Stock.

During the first quarter of 2012, 281,900 RSUs were earned and paid out.  The total related tax benefit recognized as additional paid-in capital was $3 million in the first quarter of 2012.

During the first quarter of 2011, no RSUs were earned and paid out.  The total related tax benefit recognized as additional paid-in capital was less than $1 million in the first quarter of 2011.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock.  During the first quarter of 2012, there were 468,850 PSUs granted with a grant-date fair value of $75.14.

During the first quarter of 2012, 782,889 PSUs were earned and paid out in shares of Common Stock.  The total related tax benefit recognized as additional paid-in capital was $11 million for the first quarter of 2012.

During the first quarter of 2011, 850,595 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash.  These PSUs had a grant-date fair value of $50.47 per unit and a fair value at payout of $62.75 per unit.  The total related tax benefit recognized as additional paid-in capital was $2 million for the first quarter of 2011.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2011.  NS anticipates that the Internal Revenue Service (IRS) will complete its examination of NS’ 2009 and 2010 federal income tax returns by the end of 2012.  NS does not expect that the resolution of the examination will have a material effect on its financial position, results of operations, or liquidity.

3.  Earnings Per Share

	Basic		Diluted
	Three months ended March 31,
	2012	2011	2012	2011
	($ in millions except per share, shares in millions)

Net income	$ 410	$ 325	$ 410	$ 325
Dividend equivalent payments	(3)	(2)	(2)	(2)
Income available to common stockholders	407	323	408	323

Weighted-average shares outstanding	328.3	355.2	328.3	355.2
Dilutive effect of outstanding options and share-settled awards			4.6	5.3
Adjusted weighted-average shares outstanding			332.9	360.5
Earnings per share	$ 1.24	$ 0.91	$ 1.23	$ 0.90

During the first quarters of 2012 and 2011, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each award.  For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these awards to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.8 million in 2012 and zero in 2011.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern. Treasury Shares at March 31, 2012 and December 31, 2011, amounted to 20,320,777 shares, with a cost of $19 million as of the end of both periods.

5.  Stock Repurchase Program

NS repurchased and retired 5.7 million shares of Common Stock in the first quarter of 2012, at a cost of $400 million.  NS repurchased and retired 5.3 million shares of Common Stock in the first quarter of 2011, at a cost of $343 million. The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  Since the beginning of 2006, NS has repurchased and retired 115.3 million shares at a total cost of
$6.6 billion.

6.  Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  NS’ investment in Conrail was $975 million at March 31, 2012, and $969 million at December 31, 2011.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas.  “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling
$36 million for the first quarter of 2012 and $33 million for the first quarter of 2011.  NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $6 million for both the first quarter of 2012 and 2011.

“Accounts payable” includes $161 million at March 31, 2012, and $160 million at December 31, 2011, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both March 31, 2012 and December 31, 2011, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Debt

In the first quarter of 2012, NS borrowed $100 million and repaid $200 million under its accounts receivable securitization facility. At March 31, 2012, and December 31, 2011, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.29%) and $200 million (at an average variable interest rate of 1.35%), respectively.  In October 2011, NS renewed its account receivable securitization facility with a 364-day term to run until October 2012.

During the first quarter of 2012, NS issued $600 million of 3.0% senior notes due 2022.

NS has authority from its Board of Directors to issue an additional $400 million of debt or equity securities through public or private sale.

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

	Three months ended March 31,
	2012	2011	2012	2011
			Other Postretirement
	Pension Benefits		Benefits
		($ in millions)

Service cost	$ 8	$ 7	$ 4	$ 4
Interest cost	22	23	14	15
Expected return on plan assets	(34)	(35)	(4)	(4)
Amortization of net losses	19	17	13	11
Net cost	$ 15	$ 12	$ 27	$ 26

9.  Fair Value

Fair Value Measurements

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements,” established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At March 31, 2012 and December 31, 2011, for assets measured at fair value on a recurring basis, there were $2 million and zero of available-for-sale securities valued under level 2 of the fair value hierarchy, respectively.  There were no available-for-sale securities valued under level 1 or level 3 valuation techniques.

Fair Values of Financial Instruments

NS has evaluated the fair values of financial instruments and methods used to determine those fair values.  The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value.  The carrying amounts and estimated fair values for the remaining financial instruments excluding investments accounted for under the equity method consisted of the following:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		($ in millions)

Long-term investments	$118	$153	$151	$186
Long-term debt, including current maturities	(8,017)	(9,960)	(7,440)	(9,469)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

The following table sets forth the fair value of long-term investment and long-term debt balances disclosed above by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets or liabilities).

	March 31, 2012
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$5	$148	$153
Long-term debt, including current maturities	(9,642)	(318)	(9,960)

Carrying amounts of available-for-sale securities reflect immaterial unrealized holding gains on March 31, 2012 and December 31, 2011.  Sales of available-for-sale securities were zero and $55 million (which included maturities) for the three months ended March 31, 2012 and 2011, respectively.

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

One of NS’ customers, DuPont, has a rate reasonableness complaint pending before the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS disputes these allegations.  Since June 1, 2009, NS has been billing and collecting from DuPont amounts based on the challenged tariff rates.  Management presently expects resolution of the case to occur in 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

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

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, NS received an unfavorable ruling for an arbitration claim with an insurance carrier, and was denied recovery of the contested portion
($43 million) of the claim.  As a result, NS recorded a $43 million charge during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery was no longer probable.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $38 million at March 31, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period).  At March 31, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 143 known locations and projects.  As of that date, seven sites accounted for approximately $18 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 26 locations, one or more Norfolk Southern subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

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

Purchase Commitments

At March 31, 2012, NS had outstanding purchase commitments totaling approximately $481 million for long-term service contracts through 2019 as well as locomotives, track material, and freight cars, in connection with its capital programs through 2014.

11.  New Accounting Pronouncements

In the first quarter of 2012, NS adopted Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This update requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.

In the first quarter of 2012, NS adopted ASU No. 2011-04, “Fair Value Measurements (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update provides clarification about the application of existing fair value measurements and disclosure requirements, and expands certain other disclosures requirements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2012, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
April 27, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

Improved economic conditions helped generate continued growth in NS’ general merchandise and intermodal traffic volumes.  Mild winter weather resulted in above normal utility coal stockpiles which, in addition to weakened export demand, drove declines in NS’ coal business.  NS’ first quarter net income rose from $325 million in 2011 to $410 million in 2012 as operating revenue growth more than offset the increases in operating expenses and income taxes.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 73.3%, compared with 77.1% for the first quarter of 2011.

Cash provided by operating activities for the first quarter of 2012 was $1 billion which, along with cash on hand and proceeds from borrowings allowed for property additions, share repurchases, debt repayments, and dividends.  In the first quarter of 2012, 5.7 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $400 million.  Since the beginning of 2006, NS has repurchased and retired 115.3 million shares of Common Stock at a total cost of $6.6 billion.  At March 31, 2012, cash, cash equivalents, and short-term investments totaled
$831 million.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2012 net income was $410 million, up $85 million, or 26%, compared with the same period last year.  The increase was primarily the result of a $145 million, or 24%, increase in income from railway operations (which reflects the absence of the prior year’s $58 million unfavorable insurance arbitration ruling), offset in part by increased income tax expense.

Oil prices affect NS’ results of operations in a variety of ways and may have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the first quarter 2012, excluding the impact of decreased consumption, the increase in fuel surcharge revenue was greater than the increase in fuel expense. Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First quarter railway operating revenues were $2.8 billion in 2012, up $169 million, or 6%, compared with the first quarter of 2011.  As shown in the following table, the increase was the result of higher average revenue per unit (which includes the effect of $325 million in fuel surcharges, which were up $76 million), and higher traffic volume:

First Quarter
2012 vs. 2011
Increase
($ in millions)

Revenue per unit	$ 139
Traffic volume (units)	30
Total	$ 169

Many of NS’ negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price).  These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month.  This two-month lag in applying WTI Average Price coupled with the change in fuel prices decreased fuel surcharge revenue by approximately $26 million in the first quarter.

One of NS’ customers, DuPont, has a rate reasonableness complaint pending before the Surface Transportation Board (STB) alleging that the NS tariff rates for transportation of regulated movements are unreasonable.  NS disputes these allegations.  Since June 1, 2009, NS has been billing and collecting from DuPont amounts based on the challenged tariff rates.  Management presently expects resolution of the case to occur in 2013 and believes the estimate of reasonably possible loss will not have a material effect on NS’ financial position, results of operations, or liquidity.  With regard to rate cases, management records adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2012	2011	2012	2011	2012	2011
	($ in millions)		(in thousands)		($ per unit)

Coal	$ 766	$ 816	359.0	406.1	$ 2,134	$ 2,009
General merchandise:
Agriculture/consumer/gov’t	370	351	152.3	155.6	2,429	2,257
Chemicals	362	338	96.0	95.7	3,772	3,532
Metals and construction	342	269	165.5	148.4	2,068	1,810
Automotive	226	177	96.3	78.6	2,345	2,258
Paper/clay/forest	196	184	76.7	79.9	2,552	2,303
General merchandise	1,496	1,319	586.8	558.2	2,549	2,364

Intermodal	527	485	785.0	746.9	671	649

Total	$ 2,789	$ 2,620	1,730.8	1,711.2	$ 1,611	$ 1,531

Coal

Coal revenues decreased $50 million, or 6%, in the first quarter, compared with the same period last year, reflecting a 12% decrease in traffic volume, offset in part by a 6% improvement in average revenue per unit.  Coal tonnage by market was as follows:

	First Quarter
	2012	2011
	(tons in thousands)

Utility	26,261	31,510
Export	6,724	7,438
Domestic metallurgical	4,572	3,774
Industrial	1,921	1,825
Total	39,478	44,547

Utility coal tonnage decreased 17% in the first quarter, reflecting reduced electrical demand in NS-served regions and competition from low natural gas prices.  Export coal tonnage decreased 10% in the first quarter, reflecting the return of Australian supply and weaker global demand for steel production.  Domestic metallurgical coal tonnage was up 21% in the first quarter, as domestic steel production remained high and a softening export coal market increased coking coal availability for the domestic market.  Industrial coal tonnage was up 5% in the first quarter as a result of new business.

Coal revenues for the remainder of the year are expected to decrease compared to last year due to lower average revenue per unit and lower traffic volumes.

General Merchandise

General merchandise revenues increased $177 million, or 13%, in the first quarter, compared with the same period last year, reflecting a 8% rise in average revenue per unit and a 5% increase in traffic volumes.

Agriculture, consumer products, and government volume decreased 2% for the first quarter, reflecting fewer shipments of fertilizer due to certain network classification changes.  Metals and construction volume increased 12%, reflecting more shipments of iron and steel, coil steel, and scrap metal driven by increased steel and automotive production, as well as higher shipments of fractionating sand for natural gas drilling.  Automotive volume grew 23%, primarily a result of increased North American light vehicle production at NS-served plants, in addition to new business.  Paper, clay, and forest products volume was down 4%, reflecting fewer shipments of newsprint, pulp, and kaolin due to declining consumption, as well as lower pulpboard and wood chip volumes resulting from pricing pressures in the market.

General merchandise revenues for the remainder of the year are expected to increase compared to last year due to improved average revenue per unit and higher traffic volumes.

Intermodal

Intermodal revenues increased $42 million, or 9%, in the first quarter, compared with the same period last year, reflecting a 5% growth in volumes and a 3% improvement in average revenue per unit.  Domestic (which includes truckload and intermodal marketing companies’ volumes) and Triple Crown Services, a service with rail-to-highway trailers, volumes grew 13% and 4%, respectively, reflecting continued highway conversions to rail and stronger market demand. International traffic volume decreased 3% reflecting the loss of business from a shipping line.

Intermodal revenues for the remainder of the year are expected to increase, reflecting higher traffic volumes and improved average revenue per unit.

Railway Operating Expenses

Railway operating expenses were $2 billion, up $24 million, or 1%, in the first quarter of 2012, compared to the same period last year, reflecting higher fuel prices, compensation and benefits, and maintenance costs. These increases were partially offset by the absence of the prior year’s $58 million unfavorable arbitration ruling, in addition to improved network fluidity in the first quarter of 2012 which tempered the effects of increased volume-related expenses.

Compensation and benefits expenses increased $21 million, or 3%.  The increase was primarily the result of higher:

  pay rates (up $11 million),
  health and welfare benefit costs for employees (up $6 million), payroll taxes (up $6 million),
  employee activity levels (up $5 million), and
  pension costs (up $3 million).

These increased costs were partially offset by lower stock-based compensation (down $8 million).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased
$8 million, or 2%, reflecting increased costs associated with intermodal operations, repairs and maintenance, advertising, and professional services and consulting fees. These increased costs were partially offset by lower equipment rents.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased
$24 million, or 6%.  The increase was principally the result of higher fuel prices (locomotive fuel price rose 10%) which had an impact of $37 million, partially offset by decreased consumption (locomotive fuel consumption decreased 2%), which had an impact of $13 million.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $42 million, or 15%, reflecting the absence of the prior year’s unfavorable Graniteville-related arbitration ruling, partially offset by higher costs associated with materials used for equipment and roadway repairs.

The following table shows the components of materials and other expenses:

	First Quarter
	2012	2011
	($ in millions)

Materials	$ 112	$ 94
Casualties and other claims	38	99
Other	80	79
Total	$ 230	$ 272

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from NS’ insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, NS received an unfavorable ruling for an arbitration claim with an insurance carrier, and was denied recovery of the contested portion
($43 million) of the claim.  As a result, NS recorded a $43 million charge during the first quarter of 2011 for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery was no longer probable.

Other Income – Net

Other income – net was $29 million, up $2 million from the first quarter of last year, primarily reflecting higher interest expense on uncertain tax positions (up $3 million) offset completely by higher net returns from corporate-owned life insurance (up $2 million) and other miscellaneous items (up $3 million).

Provision for Income Taxes

The effective income tax rate for the first quarter of 2012 was 37.3%, compared with 36.9% for the same period last year.  The increase was primarily due to the absence of favorable reductions to unrecognized tax benefits.

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

NS’ consolidated income tax returns for 2009 and 2010 are being audited by the Internal Revenue Service (IRS) and NS expects the examinations to be completed by the end of 2012.  NS does not expect that the results of the examinations will have a material effect on income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $1 billion for the first quarter of 2012, compared with $652 million for the same period of 2011, reflecting an increase in accounts payable and improved operating results.  NS had working capital of $400 million at March 31, 2012, compared with $50 million at
December 31, 2011; the increase is largely the result of an increase in cash and cash equivalents, reflecting higher borrowings net of repayments during the first three months of 2012.  Cash, cash equivalents, and short-term investment balances totaled $831 million at March 31, 2012, and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the first quarter of 2012, NS issued $600 million of 3.0% senior notes due 2022. Other than this item, there have been no other material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2011.

Cash used in investing activities was $436 million for the first quarter of 2012, compared with $382 million for the same period last year, primarily reflecting increased property additions.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and
I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $267 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, NS currently anticipates spending up to $351 million for the substantial completion of work on these projects, which is expected in 2014, including planned investments for the remainder of 2012 of approximately
$127 million.

Cash used in financing activities was $46 million for the first quarter of 2012 compared with $861 million for the first quarter of 2011.  The change reflected the issuance of $600 million of senior notes in the first quarter of 2012 and lower debt repayments and maturities, offset in part by increased share repurchases.  Share repurchases were 5.7 million, totaling
$400 million in the first quarter of 2012, compared to $343 million in the same period last year.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors. Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  NS’ total debt-to-total capitalization ratio was 45.0% at March 31, 2012, compared with 43.2% at December 31, 2011.

As of March 31, 2012, NS has authority from its Board of Directors to issue an additional $400 million of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at
March 31, 2012, and NS is in compliance with all of its covenants.  In October 2011, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2012.  There was $100 million and $200 million outstanding under this program at March 31, 2012 and December 31, 2011, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to make changes to these estimates and assumptions.  Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment, and other factors that management believes to be reasonable under the circumstances.  Management regularly discusses the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of its Board of Directors.  There have been no significant changes to the Application of Critical Accounting Estimates disclosure contained in NS’ Form 10-K as of December 31, 2011.

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

[The NCCC has concluded the round of bargaining that began in November 2009 and reached national agreements with all applicable labor unions.  Although NS previously concluded separate agreements with each of the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) that extend through December 31, 2014, the health and welfare provisions from the national agreements apply to the BLET and ATDA.  NS bargains separately with longshoremen at its Ashtabula (Ohio) Docks, who are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.  The present agreement remains in effect and no negotiations are in progress with ILA.]

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At March 31, 2012, NS’ debt subject to interest rate fluctuations totaled $100 million.  A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by $1 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse affect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $38 million at
March 31, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period).  At March 31, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 143 known locations and projects.  As of that date, seven sites accounted for $18 million of the liability, and no individual site was considered to be material.  NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 26 locations, one or more NS subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statues that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

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

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2012.  Based on such evaluation, such officers have concluded that, as of March 31, 2012, NS’ disclosure controls and procedures were effective to ensure that information required to be disclosed in NS’ reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

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

NS received a Notice of Violation (NOV) issued by the Tennessee Department of Environmental Conservation concerning soil runoff in connection with construction of an intermodal facility near Memphis, TN.  Although NS will contest liability and the imposition of any penalties, this matter is described here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations.  NS does not believe that the outcome of this proceeding will have a material effect on its financial position, results of operations, or liquidity.

Item 1A. Risk Factors

The risk factors included in NS’ 2011 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs(2)

January 1-31, 2012	1,173,300	$73.56	1,173,300	14,224,645

February 1-29, 2012	3,683,100	$70.21	3,683,100	10,541,545

March 1-31, 2012	806,374	$68.35	806,374	9,735,171

Total	5,662,774		5,662,774

(1)	Of this amount, no shares were tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.
(2)	On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015. On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010. On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014.

Item 6.  Exhibits

See Exhibit Index beginning on page 27 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 27, 2012	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	April 27, 2012	/s/C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended February 27, 2012, are incorporated herein by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on February 28, 2012.

4.1	Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012.

4.2	First Supplemental Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012.

10.1*	Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009.

10.2*	Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010, and as further amended September 27, 2011 and April 26, 2012.

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three-month periods ended March 31, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2012 and 2011; (iii) the Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (iv) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements.
* Filed herewith.