Form 10-Q
period 2012-06-30
NORFOLK SOUTHERN CORP
filed 2012-07-27
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Stock ($1.00 par value per share)	319,516,715 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Railway operating revenues	$2,874	$2,866	$5,663	$5,486

Railway operating expenses:
Compensation and benefits	724	739	1,510	1,504
Purchased services and rents	392	405	783	788
Fuel	390	412	803	801
Depreciation	229	213	453	424
Materials and other	205	222	435	494
Total railway operating expenses	1,940	1,991	3,984	4,011

Income from railway operations	934	875	1,679	1,475

Other income – net	31	34	60	61
Interest expense on debt	122	113	242	225

Income before income taxes	843	796	1,497	1,311

Provision for income taxes	319	239	563	429

Net income	$524	$557	$934	$882

Per share amounts:
Net income:
Basic	$1.62	$1.58	$2.86	$2.49
Diluted	1.60	1.56	2.82	2.45

Dividends	0.47	0.40	0.94	0.80

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)

Net income	$524	$557	$934	$882
Other comprehensive income, before tax:
Pension and other postretirement benefits	32	29	64	57
Other comprehensive loss of equity investees	-	-	(4)	-
Other comprehensive income, before tax	32	29	60	57
Income tax expense related to items of other
comprehensive income	(13)	(13)	(25)	(22)
Other comprehensive income, net of tax	19	16	35	35

Total comprehensive income	$543	$573	$969	$917

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$356	$276
Short-term investments	15	25
Accounts receivable - net	1,086	1,022
Materials and supplies	242	209
Deferred income taxes	133	143
Other current assets	52	76
Total current assets	1,884	1,751

Investments	2,278	2,234
Properties less accumulated depreciation of $9,738 and
$9,464, respectively	24,968	24,469
Other assets	61	84

Total assets	$29,191	$28,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,126	$1,092
Short-term debt	-	100
Income and other taxes	322	207
Other current liabilities	299	252
Current maturities of long-term debt	27	50
Total current liabilities	1,774	1,701

Long-term debt	7,972	7,390
Other liabilities	2,028	2,050
Deferred income taxes	7,639	7,486
Total liabilities	19,413	18,627

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 319,516,715 and 330,386,089 shares,
respectively, net of treasury shares	321	332
Additional paid-in capital	1,904	1,912
Accumulated other comprehensive loss	(991)	(1,026)
Retained income	8,544	8,693
Total stockholders’ equity	9,778	9,911

Total liabilities and stockholders’ equity	$29,191	$28,538

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	($ in millions)
Cash flows from operating activities:
Net income	$934	$882
Reconciliation of net income to net cash provided by operating activities:
Depreciation	456	428
Deferred income taxes	138	243
Gains and losses on properties	(2)	-
Changes in assets and liabilities affecting operations:
Accounts receivable	(64)	(184)
Materials and supplies	(33)	(32)
Other current assets	23	36
Current liabilities other than debt	162	221
Other – net	49	106
Net cash provided by operating activities	1,663	1,700

Cash flows from investing activities:
Property additions	(968)	(888)
Property sales and other transactions	15	20
Investments, including short-term	(12)	(67)
Investment sales and other transactions	33	134
Net cash used in investing activities	(932)	(801)

Cash flows from financing activities:
Dividends	(308)	(283)
Common stock issued – net	47	69
Purchase and retirement of common stock	(850)	(792)
Proceeds from borrowings – net	696	396
Debt repayments	(236)	(438)
Net cash used in financing activities	(651)	(1,048)

Net increase (decrease) in cash and cash equivalents	80	(149)

Cash and cash equivalents:
At beginning of year	276	827

At end of period	$356	$678

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$232	$219
Income taxes (net of refunds)	264	45

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of June 30, 2012, and December 31, 2011, its results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2012, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation expense was $7 million during both the second quarters of 2012 and 2011. For the first six months of 2012 and 2011, stock-based compensation expense was $41 million and $49 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $3 million and $2 million for the quarters ended June 30, 2012 and 2011, respectively, and net benefits of $14 million and $16 million for the first six months of 2012 and 2011, respectively.

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

During the second quarter of 2012, options relating to 396,939 shares were exercised, yielding $10 million of cash proceeds and $6 million of tax benefit recognized as additional paid-in capital. During the second quarter of 2011, options relating to 889,853 shares were exercised, yielding $25 million of cash proceeds and $12 million of tax benefit recognized as additional paid-in capital.

For the first six months of 2012, options relating to 773,296 shares were exercised, yielding $21 million of cash proceeds and $12 million of tax benefit recognized as additional paid-in capital. For the first six months of 2011, options relating to 1,649,046 shares were exercised, yielding $45 million of cash proceeds and $22 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 140,000 RSUs granted in 2012, with an average grant-date fair value of $75.14 and a five-year restriction period. The RSUs granted in 2012 will be settled through the issuance of shares of Common Stock.

During the second quarter of 2012, 30,000 RSUs were earned and paid out. There were 311,900 earned and paid out during the first six months of 2012. There were no RSUs earned or paid out during the first six months of 2011. The total related tax benefit recognized as additional paid-in capital was less than $1 million for the second quarter of 2012 and $3 million for the first six months of 2012. The total related tax benefit recognized as additional paid-in capital was less than $1 million for both the second quarter of 2011 and the first six months of 2011.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital, and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2012, there were 468,850 PSUs granted with a grant-date fair value of $75.14.

During the first six months of 2012, 782,889 PSUs were earned and paid out in shares of Common Stock. The total related tax benefit recognized as additional paid-in capital was $11 million for the first six months of 2012.

During the first six months of 2011, 850,595 PSUs were earned and paid out, one-half in shares of Common Stock and one-half in cash. These PSUs had a grant-date fair value of $50.47 per unit and a fair value at payout of $62.75 per unit. The total related tax benefit recognized as additional paid-in capital was $2 million for the first six months of 2011.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2011.  NS anticipates that the Internal Revenue Service (IRS) will complete its examination of NS' 2009 and 2010 federal income tax returns by the end of 2012.  NS does not expect that the resolution of the examination will have a material effect on its financial position, results of operations, or liquidity.

3.  Earnings Per Share

	Basic		Diluted
	Three Months Ended June 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Net income	$524	$557	$524	$557
Dividend equivalent payments	(2)	(2)	-	-
Income available to common stockholders	522	555	524	557

Weighted-average shares outstanding	322.7	351.0	322.7	351.0
Dilutive effect of outstanding options and share-settled awards			4.8	6.3
Adjusted weighted-average shares outstanding			327.5	357.3

Earnings per share	$1.62	$1.58	$1.60	$1.56

	Basic		Diluted
	Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Net income	$934	$882	$934	$882
Dividend equivalent payments	(4)	(4)	(2)	(2)
Income available to common stockholders	930	878	932	880

Weighted-average shares outstanding	325.5	353.1	325.5	353.1
Dilutive effect of outstanding options and share-settled awards			4.7	5.8
Adjusted weighted-average shares outstanding			330.2	358.9

Earnings per share	$2.86	$2.49	$2.82	$2.45

During the second quarters and first six months of 2012 and 2011, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these grants to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.8 million in 2012 and zero in 2011.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern. Treasury Shares at June 30, 2012 and December 31, 2011, amounted to 20,320,777 shares, respectively, with a cost of $19 million as of both dates.

5.  Stock Repurchase Program

NS repurchased and retired 12.3 million shares of Common Stock in the first six months of 2012, at a cost of

$850 million. NS repurchased and retired 11.6 million shares at a cost of $792 million for the same period of  2011. The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, NS has repurchased and retired 121.9 million shares at a total cost of $7.1 billion.

6.  Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. NS’ investment in Conrail was $984 million at June 30, 2012, and $969 million at December 31, 2011.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $30 million and $32 million for the second quarters of 2012 and 2011, respectively, and

$66 million and $65 million for the first six months of 2012 and 2011, respectively. NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $9 million and $7 million for the second quarters of 2012 and 2011, respectively, and $15 million and $13 million for the first six months of 2012 and 2011, respectively.

“Accounts payable” includes $157 million at June 30, 2012, and $160 million at December 31, 2011, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both June 30, 2012 and December 31, 2011, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Debt

In the first quarter of 2012, NS borrowed $100 million and repaid $200 million under its accounts receivable securitization facility.  At June 30, 2012 and December 31, 2011, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.3%) and $200 million (at an average variable interest rate of 1.35%), respectively.  In October 2011, NS renewed its accounts receivable securitization facility with a 364-day term to run until October 2012.

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

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)

Service cost	$9	$7	$4	$4
Interest cost	22	23	13	14
Expected return on plan assets	(35)	(35)	(3)	(3)
Amortization of net losses	19	17	13	11
Amortization of prior service cost	-	1	-	-

Net cost	$15	$13	$27	$26

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)

Service cost	$17	$14	$8	$8
Interest cost	44	46	27	29
Expected return on plan assets	(69)	(70)	(7)	(7)
Amortization of net losses	38	34	26	22
Amortization of prior service cost	-	1	-	-

Net cost	$30	$25	$54	$52

9.  Fair Value

Fair Value Measurements

The Financial Accounting Standards Board (FASB) Accounting Standards Codifications (ASC) 820-10, “Fair Value Measurements,” established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Fair Values of Financial Instruments

NS has evaluated the fair values of financial instruments and methods used to determine those fair values. The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$137	$171	$151	$186
Long-term debt, including current maturities	(7,999)	(10,258)	(7,440)	(9,469)

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

	June 30, 2012
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$38	$133	$171
Long-term debt, including current maturities	(9,962)	(296)	(10,258)

Sales of available-for-sale securities were zero and $132 million (which included current maturities) for the six months ended June 30, 2012 and 2011, respectively.

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

On November 6, 2007, various antitrust class actions filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases. NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $36 million at June 30, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period). At June 30, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 141 known locations and projects. As of that date, seven sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 25 locations, one or more Norfolk Southern subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs. NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the bases of the potential joint liability.

With respect to known environmental sites (whether identified by NS or by the EPA, or comparable state authorities), estimates of NS’ ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, unpredictable contaminant recovery and reduction rates associated with available clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

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

Purchase Commitments

At June 30, 2012, NS had outstanding purchase commitments totaling approximately $507 million for long-term service contracts through 2019, as well as locomotives, freight cars, and track material in connection with its capital programs through 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

July 27, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS’ second quarter net income was $524 million in 2012, a decline from $557 million in 2011, reflecting the absence of the prior year’s non-recurring income tax-related benefits of $63 million. Increased income taxes were  partially offset by a $59 million, or 7%, increase in income from railway operations, primarily driven by lower operating expenses.  Earnings per share improved to $1.60 from $1.56 in the prior year reflecting fewer shares outstanding as a result of share repurchases (see below). As economic conditions slowly improved, growth in NS’ general merchandise and intermodal traffic volumes were able to offset declines in NS’ coal business.  Railway operating revenues were relatively flat as increased traffic volumes were almost completely offset by lower average revenue per unit.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 67.5%, compared with 69.5% for the second quarter of 2011.

Cash provided by operating activities for the first six months of 2012 was $1.7 billion, which along with cash on hand and proceeds from borrowings allowed for property additions, share repurchases, dividends, and debt repayments. In the first six months of 2012, 12.3 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $850 million. Since the beginning of 2006, NS has repurchased and retired 121.9 million shares of Common Stock at a total cost of $7.1 billion. At June 30, 2012, cash, cash equivalents, and short-term investments totaled $371 million.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2012 net income was $524 million, down $33 million, or 6%, compared with the same period last year. The decrease primarily resulted from a higher effective income tax rate due to the absence of $59 million of income tax expense benefits in the second quarter of 2011. The decline was partially offset by a $59 million increase in income from railway operations which was primarily composed of a $51 million decrease in railway operating expenses.

For the first six months of 2012, net income was $934 million, up $52 million, or 6%, compared with the same period last year. Income from railway operations increased 14%, reflecting a 3% improvement in railway operating revenues and a 1% decline in operating expenses (which reflects the absence of the prior year’s $58 million unfavorable insurance arbitration ruling), offset in part by increased income tax expense.

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the second quarter of 2012, excluding the impact of decreased consumption, fuel surcharge revenue increased while fuel expense decreased.  For the first six months of 2012, the increase in fuel surcharge revenue was greater than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter railway operating revenues were $2.9 billion in 2012, up $8 million compared with the second quarter of 2011. For the first six months of 2012, railway operating revenues were $5.7 billion, up

$177 million, or 3%, compared with the same period last year. As shown in the following table, the increase for the quarter was the result of higher traffic volume, offset in part by lower average revenue per unit (which includes the effects of fuel surcharges). For the first six months, higher average revenue per unit and traffic volume drove the revenue increase.  Fuel surcharges amounted to $365 million in the second quarter (up $4 million) and $690 million for the first six months (up $80 million).

	Second Quarter	First Six Months
	2012 vs. 2011	2012 vs. 2011
	Increase (Decrease)
	($ in millions)

Traffic volume (units)	$20	$50
Revenue per unit	(12)	127
Total	$8	$177

Many of NS’ negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price coupled with the change in fuel prices increased fuel surcharge revenue by approximately $61 million for the second quarter and $35 million for the first six months.

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

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2012	2011	2012	2011	2012	2011
	($ in millions)		(in thousands)		($ per unit)

Coal	$755	$893	354.8	402.6	$2,126	$2,217
General merchandise:
Agriculture/consumer/gov’t	370	369	150.1	150.1	2,464	2,460
Chemicals	379	355	98.5	95.4	3,844	3,727
Metals and construction	369	320	180.2	173.3	2,047	1,846
Automotive	239	198	98.4	84.6	2,431	2,334
Paper/clay/forest	199	191	76.9	78.9	2,593	2,420
General merchandise	1,556	1,433	604.1	582.3	2,576	2,461

Intermodal	563	540	840.4	802.0	671	674

Total	$2,874	$2,866	1,799.3	1,786.9	1,597	1,604

	First Six Months
	Revenues		Units		Revenue per Unit
	2012	2011	2012	2011	2012	2011
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,521	$1,709	713.8	808.7	$2,130	$2,113
General merchandise:
Agriculture/consumer/gov’t	740	720	302.4	305.7	2,446	2,357
Chemicals	741	693	194.5	191.1	3,808	3,629
Metals and construction	711	589	345.7	321.7	2,057	1,830
Automotive	465	375	194.7	163.2	2,388	2,297
Paper/clay/forest	395	375	153.6	158.8	2,573	2,361
General merchandise	3,052	2,752	1,190.9	1,140.5	2,563	2,413

Intermodal	1,090	1,025	1,625.4	1,548.9	671	662

Total	$5,663	$5,486	3,530.1	3,498.1	1,604	1,568

Coal

Coal revenues decreased $138 million, or 15%, in the second quarter, reflecting a 12% decrease in traffic volume and a 4% decline in average revenue per unit as compared with the same period last year.  For the first six months, coal revenues decreased $188 million, or 11%, reflecting a 12% decline in traffic volume, partially offset by a 1% improvement in average revenue per unit. Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(tons in thousands)

Utility	23,527	29,455	49,788	60,965
Export	8,530	7,938	15,254	15,376
Domestic metallurgical	5,019	4,859	9,591	8,633
Industrial	1,880	1,906	3,801	3,731
Total	38,956	44,158	78,434	88,705

Utility coal tonnage decreased 20% in the second quarter and 18% in the first six months, reflecting competition from low natural gas prices and reduced electrical demand in NS-served regions.  Export coal tonnage increased 7% in the second quarter due to strong thermal shipments, but decreased 1% in the first six months.  Both periods were negatively impacted by the return of Australian supply and weaker global demand for steel production.  Domestic metallurgical coal tonnage was up 3% in the second quarter and 11% in the first six months, as domestic steel production improved and a softening export coal market increased coking coal availability for the domestic market.

Coal revenues for the remainder of the year are expected to decrease compared to last year due to lower average revenue per unit and lower traffic volumes.

General Merchandise

General merchandise revenues increased $123 million, or 9%, in the second quarter and $300 million, or 11%, in the first six months as compared with the same periods last year.  Both increases reflect improvements in average revenue per unit (up 5% for the quarter and 6% for the first six months) and traffic volume (up 4% in both periods).

Agriculture, consumer products, and government volume was flat during the second quarter, but decreased 1% for the first six months.  The first six months reflected reduced corn shipments driven by plant closures and fewer shipments of fertilizer due to certain network classification changes. These volume declines were offset in part by more revenue movements of empty equipment, as well as more shipments of corn-based feed to Texas.

Chemicals volume increased 3% in the second quarter and 2% for the first six months, reflecting more shipments of crude oil, additional shipments of liquefied petroleum gas, and improved shipments of plastics driven by increased demand for plastic bottles.  These volume increases were offset in part by fewer shipments of rock salt as the recent mild winter resulted in higher inventory levels, as well as reduced shipments of chlor-alkali traffic due to soft domestic demand for chlorine.

Metals and construction volume increased 4% in the second quarter and 7% for the first six months, reflecting higher shipments of fractionating sand for natural gas drilling, as well as more shipments of coil and scrap metal driven by increased steel and automotive production.  The first six months also reflected more iron and steel shipments.

Automotive volume grew 16% in the second quarter and 19% for the first six months, primarily a result of increased North American light vehicle production at NS-served plants, in addition to new business.

Paper, clay, and forest products volume was down 3% in the second quarter and for the first six months, reflecting reduced shipments of miscellaneous wood driven by the loss of business.  Both periods also reflect fewer shipments of pulp due to declining consumption.

General merchandise revenues for the remainder of the year are expected to increase compared to last year due to higher traffic volumes and slightly higher average revenue per unit.

Intermodal

Intermodal revenues increased $23 million, or 4%, in the second quarter, compared with the same period last year, reflecting a 5% increase in traffic volumes and a slight decline in average revenue per unit.  For the first six months, intermodal revenues increased $65 million, or 6%, reflecting a 5% increase in traffic volume and 1% improvement in average revenue per unit.

Domestic (which includes truckload and intermodal marketing companies’ volumes) increased 10% for the second quarter and 11% for the first six months, reflecting continued highway conversions.

Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 3% for the second quarter and 1% for the first six months, reflecting stronger demand.

International traffic volume declined 1% for the second quarter and 2% in the first six months, reflecting the loss of business from a shipping line.

Triple Crown Services, a service with rail-to-highway trailers, experienced a volume decline of 1% in the second quarter due to reduced trailer inventory but an increase of 1% for the first six months, reflecting stronger demand.

Intermodal revenues for the remainder of the year are expected to increase, reflecting higher traffic volumes partially offset by lower average revenue per unit.

Railway Operating Expenses

Second quarter railway operating expenses were $1.9 billion in 2012, down $51 million, or 3%, compared to the same period last year.  For the first six months, expenses were $4.0 billion, down $27 million, or 1%, compared to the same period last year.  Both periods reflect improved network fluidity which reduced costs despite increased volumes.  In addition, second quarter benefited from effective cost control.  The first six months also reflects the absence of the prior year’s first quarter $58 million unfavorable arbitration ruling.  These decreases were offset in part by higher depreciation expense as a result of an increased capital base.

Compensation and benefits expenses decreased $15 million, or 2%, in the second quarter, but increased $6 million in the first six months.  Both periods reflect changes in:

•         employee activity levels (down $17 million for the quarter and $12 million for the first six months),

•         health and welfare benefit costs for employees (down $7 million for the quarter and

$1 million for the first six months),

•         payroll taxes (down $4 million for the quarter, but up $2 million for the first six months),

•         incentive compensation (up $4 million for the quarter and $3 million for the first six months), and

•         pay rates (up $5 million for the quarter and $16 million for the first six months).

The first six months also reflects lower stock-based compensation (down $8 million) and higher pension costs (up $5 million).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses decreased $13 million, or 3%, for the second quarter and $5 million, or 1%, for the first six months, reflecting lower equipment rents and haulage expenses, which were offset in part by increased costs associated with intermodal operations, and professional and consulting fees.  The first six months also reflects increased advertising and utilities expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $22 million, or 5%, for the second quarter, but increased $2 million for the first six months. The decrease for the quarter was principally the result of lower fuel prices (locomotive fuel prices declined 3%), which had an impact of $14 million, as well as decreased fuel consumption (locomotive fuel consumption decreased 2%), which had an impact of $8 million.  The increase for the first six months was principally the result of higher fuel prices (locomotive fuel prices grew 3%), which had an impact of $23 million, offset in part by decreased fuel consumption (locomotive fuel consumption declined 2%), which had an effect of $21 million.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $17 million, or 8%, in the second quarter and $59 million, or 12%, for the first six months.  Both periods reflect more favorable personal injury claims development. The quarter also reflects decreased costs for materials, whereas the first six months reflect the absence of the prior year’s unfavorable Graniteville-related arbitration ruling, partially offset by higher costs associated with materials used for equipment and roadway repairs.

The following table shows the components of materials and other expenses:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	($ in millions)

Materials	$95	$103	$207	$197
Casualties and other claims	30	43	68	142
Other	80	76	160	155
Total	$205	$222	$435	$494

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

Other Income – Net

Other income – net decreased $3 million in the second quarter and $1 million for the first six months, primarily reflecting higher interest expense on uncertain tax positions (up $5 million for the quarter and $8 million for the first six months) offset in part by higher other miscellaneous income items (up $2 million for the quarter and $7 million for the first six months).

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 37.8% and 37.6% in 2012, respectively, compared with 30.0% and 32.7%, respectively, for the same periods last year.  The higher effective rates for both periods primarily reflect the absence of the prior year’s favorable resolution of an Internal Revenue Service (IRS) examination of NS’ 2008 return and review of certain claims for refund ($40 million) and the absence of a favorable reduction in deferred tax expense for state law changes ($19 million).

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

NS’ consolidated income tax returns for 2009 and 2010 are being audited by the IRS and NS expects the examinations to be completed by the end of 2012.  NS does not expect that the results of the examinations will have a material effect on income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $1.7 billion for the first six months of both 2012 and 2011.  NS had working capital of $110 million at June 30, 2012, compared with $50 million at December 31, 2011, reflecting higher borrowings net of repayments. Cash, cash equivalents, and short-term investment balances totaled $371 million at June 30, 2012, and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the first quarter of 2012, NS issued $600 million of 3.0% senior notes due 2022. Other than this item, there have been no material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2011.

Cash used in investing activities was $932 million in the first six months of 2011, compared with $801 million in the same period last year, reflecting an increase in property additions and a decrease in investment sales, net of purchases.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,     I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $306 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, NS currently anticipates spending up to $393 million for the substantial completion of work on these projects, which is expected in 2014, including planned investments for the remainder of 2012 of approximately $104 million.

Cash used in financing activities was $651 million in the first six months of 2012 compared with $1.0 billion in the same period last year. The change reflected increased proceeds from borrowings and lower debt repayments and maturities, offset in part by increased share repurchases.  Share repurchases were 12.3 million, totaling $850 million in the first six months of 2012, compared to 11.6 million shares, totaling $792 million in the same period last year. The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors. Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  NS’ total debt-to-total capitalization ratio was 45.0% at June 30, 2012 and 43.2% at December 31, 2011.

As of June 30, 2012, NS has authority from its Board of Directors to issue an additional $400 million of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at   June 30, 2012, and NS is in compliance with all of its covenants.  In October 2011, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2012. There was $100 million and $200 million outstanding under this program at June 30, 2012 and December 31, 2011, respectively.

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

The NCCC has concluded the round of bargaining that began in November 2009 and reached national agreements with all applicable labor unions.  Although NS previously concluded separate agreements with each of the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) that extend through December 31, 2014, the health and welfare provisions from the national agreements apply to the BLET and ATDA.  NS bargains separately with its Ashtabula (Ohio) Docks longshoremen, who are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.  The present agreement remains in effect and no negotiations are in progress with ILA.

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At June 30, 2012, NS’ debt subject to interest rate fluctuations totaled $100 million. A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by $1 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets included liabilities for environmental exposures in the amount of $36 million and $35 million at June 30, 2012 and December 31, 2011, respectively, (of which $12 million is classified as a current liability at the end of each period). At June 30, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 141 known locations and projects. As of that date, seven sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 25 locations, one or more NS subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS (including its consolidated subsidiaries) required to be included in NS’ periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2007, various antitrust class actions filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.  NS does not believe the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total
			Number of
			Shares	(d) Maximum
			(or Units)	Number (or
			Purchased	Approximate
	(a) Total		as Part of	Dollar Value)
	Number	(b) Average	Publicly	of Shares (or Units)
	of Shares	Price Paid	Announced	that may yet be
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased(1)	(or Unit)	Programs(2)	Programs(2)

April 1-30, 2012	1,615,750	$68.13	1,615,750	8,119,421

May 1-31, 2012	2,959,092	$68.08	2,956,676	5,162,745

June 1-30, 2012	2,085,886	$66.41	2,079,075	3,083,670

Total	6,660,728		6,651,501

(1)	Of this amount, 9,227 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

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

Item 6. Exhibits

See Exhibit Index beginning on page 32 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 27, 2012	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	July 27, 2012	/s/C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-014(a) Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three and six-month periods ended June 30, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for each of the three and six-month periods ended June 30, 2012 and 2011; (iii) the Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011; (iv) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.