Form 10-Q
period 2012-09-30
NORFOLK SOUTHERN CORP
filed 2012-10-25
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Stock ($1.00 par value per share)	316,043,185 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Railway operating revenues	$2,693	$2,889	$8,356	$8,375

Railway operating expenses:
Compensation and benefits	724	736	2,234	2,240
Purchased services and rents	403	403	1,186	1,191
Fuel	379	385	1,182	1,186
Depreciation	230	217	683	641
Materials and other	226	210	661	704
Total railway operating expenses	1,962	1,951	5,946	5,962

Income from railway operations	731	938	2,410	2,413

Other income – net	33	60	93	121
Interest expense on debt	124	114	366	339

Income before income taxes	640	884	2,137	2,195

Provision for income taxes	238	330	801	759

Net income	$402	$554	$1,336	$1,436

Per share amounts:
Net income:
Basic	$1.26	$1.61	$4.12	$4.09
Diluted	1.24	1.59	4.07	4.03

Dividends	0.50	0.43	1.44	1.23

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)

Net income	$402	$554	$1,336	$1,436
Other comprehensive income, before tax:
Pension and other postretirement benefits	33	28	97	85
Other comprehensive loss of equity investees	-	-	(4)	-
Other comprehensive income, before tax	33	28	93	85
Income tax expense related to items of other
comprehensive income	(13)	(11)	(38)	(33)
Other comprehensive income, net of tax	20	17	55	52

Total comprehensive income	$422	$571	$1,391	$1,488

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$693	$276
Short-term investments	15	25
Accounts receivable – net	1,078	1,022
Materials and supplies	236	209
Deferred income taxes	144	143
Other current assets	33	76
Total current assets	2,199	1,751

Investments	2,315	2,234
Properties less accumulated depreciation of $9,859 and
$9,464, respectively	25,260	24,469
Other assets	66	84

Total assets	$29,840	$28,538

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,260	$1,092
Short-term debt	-	100
Income and other taxes	150	207
Other current liabilities	362	252
Current maturities of long-term debt	52	50
Total current liabilities	1,824	1,701

Long-term debt	8,428	7,390
Other liabilities	2,018	2,050
Deferred income taxes	7,803	7,486
Total liabilities	20,073	18,627

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 316,043,185 and 330,386,089 shares,
respectively, net of treasury shares	317	332
Additional paid-in capital	1,909	1,912
Accumulated other comprehensive loss	(971)	(1,026)
Retained income	8,512	8,693
Total stockholders’ equity	9,767	9,911

Total liabilities and stockholders’ equity	$29,840	$28,538

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	($ in millions)
Cash flows from operating activities:
Net income	$1,336	$1,436
Reconciliation of net income to net cash provided by operating activities:
Depreciation	688	646
Deferred income taxes	279	414
Gains and losses on properties and investments	(4)	(30)
Changes in assets and liabilities affecting operations:
Accounts receivable	(56)	(222)
Materials and supplies	(27)	(43)
Other current assets	43	60
Current liabilities other than debt	183	402
Other – net	34	101
Net cash provided by operating activities	2,476	2,764

Cash flows from investing activities:
Property additions	(1,522)	(1,433)
Property sales and other transactions	47	70
Investments, including short-term	(14)	(88)
Investment sales and other transactions	37	246
Net cash used in investing activities	(1,452)	(1,205)

Cash flows from financing activities:
Dividends	(467)	(432)
Common stock issued – net	77	95
Purchase and retirement of common stock	(1,150)	(1,611)
Proceeds from borrowings – net	1,291	396
Debt repayments	(358)	(592)
Net cash used in financing activities	(607)	(2,144)

Net increase (decrease) in cash and cash equivalents	417	(585)

Cash and cash equivalents:
At beginning of year	276	827

At end of period	$693	$242

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$297	$296
Income taxes (net of refunds)	536	121

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS) financial condition as of September 30, 2012, and December 31, 2011, and its results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes included in NS’ latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2012, a committee of non-employee directors of Norfolk Southern’s Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation was a benefit of less than $1 million during the third quarter of 2012, compared with an expense of $3 million during the same period of 2011. For the first nine months of 2012 and 2011, stock-based compensation expense was $41 million and $52 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were a net expense of $1 million and a net benefit of $1 million for the quarters ended September 30, 2012 and 2011, respectively, and net benefits of $13 million and $17 million for the first nine months of 2012 and 2011, respectively.

Stock Options

In the first quarter of 2012, 567,300 options were granted under the LTIP and 210,300 options were granted under the TSOP. In each case, the grant price was $75.14, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under the LTIP and TSOP in 2012 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively. Holders of the 2012 options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

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

During the third quarter of 2012, options relating to 703,231 shares were exercised, yielding $19 million of cash proceeds and $12 million of tax benefit recognized as additional paid-in capital. During the third quarter of 2011, options relating to 555,659 shares were exercised, yielding $15 million of cash proceeds and $11 million of tax benefit recognized as additional paid-in capital.

For the first nine months of 2012, options relating to 1,476,527 shares were exercised, yielding $40 million of cash proceeds and $24 million of tax benefit recognized as additional paid-in capital. For the first nine months of 2011, options relating to 2,204,705 shares were exercised, yielding $60 million of cash proceeds and $33 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 140,000 RSUs granted in 2012, with an average grant-date fair value of $75.14 and a five-year restriction period. The RSUs granted in 2012 will be settled through the issuance of shares of Common Stock.

During the third quarters of 2012 and 2011, no RSUs were earned or paid out. There were 311,900 RSU’s earned and paid out during the first nine months of 2012. There were no RSUs earned or paid out during the first nine months of 2011. The total related tax benefit recognized as additional paid-in capital was less than $1 million for the third quarter of 2012 and $3 million for the first nine months of 2012. The total related tax benefit recognized as additional paid-in capital was less than $1 million for both the third quarter of 2011 and the first nine months of 2011.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital, and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2012, there were 468,850 PSUs granted with a grant-date fair value of $75.14.

During the first nine months of 2012, 782,889 PSUs were earned and paid out in shares of Common Stock. The total related tax benefit recognized as additional paid-in capital was $11 million for the first nine months of 2012.

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

3.  Earnings Per Share

	Basic		Diluted
	Three Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Net income	$402	$554	$402	$554
Dividend equivalent payments	(3)	(2)	(1)	-
Income available to common stockholders	399	552	401	554

Weighted-average shares outstanding	317.7	343.2	317.7	343.2
Dilutive effect of outstanding options and share-settled awards			4.1	5.8
Adjusted weighted-average shares outstanding			321.8	349.0

Earnings per share	$1.26	$1.61	$1.24	$1.59

	Basic		Diluted
	Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)

Net income	$1,336	$1,436	$1,336	$1,436
Dividend equivalent payments	(7)	(6)	(3)	(2)
Income available to common stockholders	1,329	1,430	1,333	1,434

Weighted-average shares outstanding	322.9	349.8	322.9	349.8
Dilutive effect of outstanding options and share-settled awards			4.5	5.8
Adjusted weighted-average shares outstanding			327.4	355.6

Earnings per share	$4.12	$4.09	$4.07	$4.03

During the third quarters and first nine months of 2012 and 2011, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, the total amount of dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, NS evaluates on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by the amount of dividend equivalent payments on these grants to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.8 million in 2012 and zero in 2011.

4.  Stockholders’ Equity

Common stock is reported net of shares held by consolidated subsidiaries (Treasury Shares) of Norfolk Southern. Treasury Shares at September 30, 2012 and December 31, 2011, amounted to 20,320,777 shares, respectively, with a cost of $19 million as of both dates.

5.  Stock Repurchase Program

NS repurchased and retired 16.5 million shares of Common Stock in the first nine months of 2012, at a cost of $1.2 billion. NS repurchased and retired 23.8 million shares at a cost of $1.6 billion for the same period of 2011. On August 1, 2012, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017. The timing and volume of purchases is guided by management’s assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, NS has repurchased and retired 126.1 million shares at a total cost of $7.4 billion.

6.  Investment in Conrail

Through a limited liability company, Norfolk Southern and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. NS’ investment in Conrail was $991 million at September 30, 2012, and $969 million at December 31, 2011.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $33 million and $32 million for the third quarters of 2012 and 2011, respectively, and

$99 million and $97 million for the first nine months of 2012 and 2011, respectively. NS’ equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $8 million for both the third quarters of 2012 and 2011, and $23 million and $21 million for the first nine months of 2012 and 2011, respectively.

“Accounts payable” includes $161 million at September 30, 2012, and $160 million at December 31, 2011, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both September 30, 2012 and December 31, 2011, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Debt

In the first quarter of 2012, NS borrowed $100 million and repaid $200 million under its accounts receivable securitization facility.  At September 30, 2012 and December 31, 2011, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.29%) and $200 million (at an average variable interest rate of 1.35%), respectively.  In October 2012, NS renewed its accounts receivable securitization facility with a 364-day term to run until October 2013.  Also during the first quarter of 2012, NS issued $600 million of 3.00% senior notes due 2022.

During the third quarter of 2012, NS issued $600 million of senior notes at 2.90% due 2023 and paid $115 million of premium in exchange for $521 million of its previously issued notes ($156 million at 7.25% due 2031, $140 million at 5.64% due 2029, $115 million at 5.59% due 2025, $72 million at 7.80% due 2027, and $38 million at 7.05% due 2037).  The premium is reflected as a reduction of debt in the Consolidated Balance Sheet and within “Debt repayments” in the Statement of Cash Flows and will be amortized as additional interest expense over the term of the new debt.  No gain or loss was recognized as a result of the debt exchange.  Also during the third quarter of 2012, NS issued $600 million of 3.95% senior notes due 2042.

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

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)

Service cost	$8	$7	$3	$3
Interest cost	22	23	14	14
Expected return on plan assets	(34)	(35)	(4)	(4)
Amortization of net losses	19	16	14	11
Amortization of prior service cost	-	1	-	-

Net cost	$15	$12	$27	$24

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)

Service cost	$25	$21	$11	$11
Interest cost	66	69	41	43
Expected return on plan assets	(103)	(105)	(11)	(11)
Amortization of net losses	57	50	40	33
Amortization of prior service cost	-	2	-	-

Net cost	$45	$37	$81	$76

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

•        Quoted prices for similar assets or liabilities in active markets;

•         Quoted prices for identical or similar assets or liabilities in inactive markets;

•         Inputs other than quoted prices that are observable for the asset or liability;

•         Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

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

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$141	$177	$151	$186
Long-term debt, including current maturities	(8,480)	(10,869)	(7,440)	(9,469)

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

	September 30, 2012
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$43	$134	$177
Long-term debt, including current maturities	(10,578)	(291)	(10,869)

Sales of available-for-sale securities were zero and $173 million (which included current maturities) for the nine months ended September 30, 2012 and 2011, respectively.

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

On November 6, 2007, various antitrust class actions filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads have appealed such certification, and a decision by the court to either reject the appeal outright or proceed with ruling on its merits is pending.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases. NS does not believe that the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $34 million at September 30, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period). At September 30, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 142 known locations and projects. As of that date, seven sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 22 locations, one or more Norfolk Southern subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs. NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the bases of the potential joint liability.

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

The risk of incurring environmental liability – for acts and omissions, past, present, and future – is inherent in the railroad business. Some of the commodities in NS’ traffic mix, particularly those classified as hazardous materials, pose special risks that NS works diligently to minimize. In addition, several Norfolk Southern subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on NS’ financial position, results of operations, or liquidity in a particular year or quarter.

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

Purchase Commitments

At September 30, 2012, NS had outstanding purchase commitments totaling approximately $515 million for long-term service contracts through 2019, as well as locomotives, freight cars, and track material in connection with its capital programs through 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

October 25, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

NS’ third quarter net income was $402 million in 2012, a decline from $554 million in 2011, primarily a reflection of depressed coal volumes and lower fuel surcharge revenue.  Earnings per share declined to $1.24 from $1.59 in the prior year, despite fewer shares outstanding as a result of share repurchases (see below).  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 72.9%, compared with 67.5% for the third quarter of 2011.

Cash provided by operating activities for the first nine months of 2012 was $2.5 billion, which along with proceeds from borrowings and cash on hand allowed for property additions, share repurchases, dividends, and debt repayments. In the first nine months of 2012, 16.5 million shares of Norfolk Southern Corporation common stock (Common Stock) were repurchased at a total cost of $1.2 billion. Since the beginning of 2006, NS has repurchased and retired 126.1 million shares of Common Stock at a total cost of $7.4 billion. At September 30, 2012, cash, cash equivalents, and short-term investments totaled $708 million.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2012 net income was $402 million, down $152 million, or 27%, compared with the same period last year. The decrease resulted from a $207 million decline in income from railway operations and reduced nonoperating income items, which were partially offset by a $92 million decrease in income taxes.  The decrease in income from railway operations reflected a $196 million, or 7%, decline in railway operating revenues and an $11 million, or 1%, increase in railway operating expenses.

For the first nine months of 2012, net income was $1.3 billion, down $100 million, or 7%, compared with the same period last year, driven by lower nonoperating income items and increased income tax expense. Income from railway operations was relatively flat, reflecting slightly lower railway operating revenues partially offset by slightly lower operating expenses (which reflects the absence of the prior year’s $58 million unfavorable insurance arbitration ruling).

Oil prices affect NS’ results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, traffic volume, and supplier costs, oil prices directly affect NS’ revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the third quarter of 2012, excluding the impact of decreased consumption, fuel surcharge revenue decreased while fuel expense increased.  For the first nine months of 2012, the increase in fuel surcharge revenue was less than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter railway operating revenues were $2.7 billion in 2012, down $196 million or 7%, compared with the third quarter of 2011. For the first nine months of 2012, railway operating revenues were $8.4 billion, down

$19 million compared with the same period last year. As shown in the following table, the decrease for the quarter was the result of lower average revenue per unit (which includes the effects of fuel surcharges) and lower traffic volume.  For the first nine months, lower average revenue per unit was partially offset by higher traffic volume.  Fuel surcharges amounted to $286 million in the third quarter (down $72 million) and $976 million for the first nine months (up $8 million).

	Third Quarter	First Nine Months
	2012 vs. 2011	2012 vs. 2011
	Increase (Decrease)
	($ in millions)

Revenue per unit	$(156)	$(30)
Traffic volume (units)	(40)	11

Total	$(196)	$(19)

Many of NS’ negotiated fuel surcharges for coal and general merchandise traffic are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price coupled with the change in fuel prices decreased fuel surcharge revenue by approximately $21 million for the third quarter, but increased fuel surcharge revenue by approximately $14 million for the first nine months.  In 2011, this two-month lag increased fuel surcharge revenue by approximately $52 million for the third quarter and had an insignificant impact for the first nine months.

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

Revenues, units and average revenue per unit for NS’ market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2012	2011	2012	2011	2012	2011
	($ in millions)		(in thousands)		($ per unit)

Coal	$701	$899	348.2	405.1	$2,014	$2,219
General merchandise:
Agriculture/consumer/gov’t	344	357	142.6	143.2	2,415	2,487
Chemicals	370	353	99.0	95.4	3,739	3,696
Metals and construction	314	340	165.6	178.4	1,897	1,905
Automotive	203	191	85.8	80.2	2,363	2,384
Paper/clay/forest	194	198	76.7	80.9	2,530	2,454
General merchandise	1,425	1,439	569.7	578.1	2,502	2,488

Intermodal	567	551	867.1	826.7	653	667

Total	$2,693	$2,889	1,785.0	1,809.9	1,509	1,596

	First Nine Months
	Revenues		Units		Revenue per Unit
	2012	2011	2012	2011	2012	2011
	($ in millions)		(in thousands)		($ per unit)

Coal	$2,222	$2,608	1,062.0	1,213.8	$2,092	$2,148
General merchandise:
Agriculture/consumer/gov’t	1,084	1,077	445.0	448.9	2,436	2,398
Chemicals	1,111	1,046	293.5	286.5	3,785	3,651
Metals and construction	1,025	929	511.3	500.1	2,005	1,857
Automotive	668	566	280.5	243.4	2,381	2,326
Paper/clay/forest	589	573	230.3	239.7	2,559	2,393
General merchandise	4,477	4,191	1,760.6	1,718.6	2,543	2,439

Intermodal	1,657	1,576	2,492.5	2,375.6	665	664

Total	$8,356	$8,375	5,315.1	5,308.0	1,572	1,578

Coal

Coal revenues decreased $198 million, or 22%, in the third quarter and $386 million, or 15%, for the first nine months, compared with the same periods last year.  Both decreases were the result of declines in traffic volume (down 14% in the third quarter and 13% for the first nine months) and average revenue per unit (down 9% in the third quarter and 3% for the first nine months).  Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(tons in thousands)

Utility	25,996	30,370	75,784	91,335
Export	6,191	6,522	21,445	21,898
Domestic metallurgical	4,649	5,575	14,240	14,208
Industrial	1,724	1,974	5,525	5,705

Total	38,560	44,441	116,994	133,146

Utility coal tonnage decreased 14% in the third quarter and 17% for the first nine months, reflecting competition from low natural gas prices, reduced electrical demand in NS-served regions, and utility coal plant closures due to Environmental Protection Agency (EPA) regulations.  Export coal tonnage, which declined substantially in September, decreased 5% in the third quarter and 2% for the first nine months.  Both periods were negatively impacted by the return of Australian supply and weaker global demand for metallurgical coal used in steel production, offset in part by increased thermal coal shipments.  Domestic metallurgical coal tonnage was down 17% in the third quarter as domestic steel production decelerated, but was relatively flat for the first nine months.  Industrial coal tonnage decreased 13% in the third quarter and 3% for the first nine months, as weak industrial demand was partially offset by new business.

Coal revenues for the remainder of the year are expected to decrease compared to last year due to lower traffic volume and lower average revenue per unit, primarily due to declines with the utility and export coal market segments.

General Merchandise

General merchandise revenues decreased $14 million, or 1%, in the third quarter compared with the same period last year, driven by a marginal decrease in traffic volume, partially offset by a slight rise in average revenue per unit.  For the first nine months, general merchandise revenues increased $286 million, or 7%, reflecting a 4% improvement in average revenue per unit and a 2% increase in traffic volume.

Agriculture, consumer products, and government volume was flat during the third quarter, but decreased 1% for the first nine months.  The first nine months contained fewer carloads of fertilizer led by certain network classification changes and the negative impact of the drought in the Midwest.  Volume declines for the first nine months were also driven by reduced corn shipments (due to plant closures) and reduced carloads of wheat to the eastern U.S. (due to customer sourcing changes).  These volume declines were offset in part by more revenue movements of empty equipment, as well as more shipments of corn-based feed to Texas.

Chemicals volume increased 4% in the third quarter and 2% for the first nine months, reflecting more shipments of crude oil, as well as additional carloads of liquefied petroleum gas.  The first nine months also contained higher shipments of plastics driven by increased demand for plastic bottles.  Volume increases for both periods were offset in part by fewer shipments of rock salt as a mild winter resulted in higher inventory levels.

Metals and construction volume decreased 7% in the third quarter, but increased 2% for the first nine months.  Both periods included fewer aggregates carloads, primarily driven by weak market conditions in road/highway construction and lower utility coal burn.  The third quarter also included fewer iron and steel carloads driven by a plant closure, in addition to fewer shipments of fractionating sand due to reduced natural gas drilling in NS-served regions.  Conversely, the first nine months contained higher shipments of fractionating sand for natural gas drilling, as well as more carloads of coil and scrap metal driven by increased domestic steel and automotive production.  The first nine months also included more iron and steel shipments.

Automotive volume grew 7% in the third quarter and 15% for the first nine months, primarily a result of increased North American light vehicle production at NS-served plants.

Paper, clay, and forest products volume was down 5% in the third quarter and 4% for the first nine months, driven by fewer shipments of pulp as a result of declining export market demand.  Both periods also contained reduced carloads of miscellaneous wood driven by the loss of business.

General merchandise revenues for the remainder of the year are expected to increase compared to last year due to higher average revenue per unit, offset by slightly lower traffic volume.

Intermodal

Intermodal revenues increased $16 million, or 3%, in the third quarter, compared with the same period last year, reflecting a 5% increase in traffic volumes partially offset by a 2% decline in average revenue per unit.  For the first nine months, intermodal revenues increased $81 million, or 5%, reflecting a 5% increase in traffic volume.

Domestic (which includes truckload and intermodal marketing companies) volume increased 11% in both the third quarter and the first nine months, reflecting continued highway conversions.

Premium business, which includes parcel and less-than-truckload (LTL) carriers, increased 3% for the third quarter and 2% for the first nine months, as a result of stronger market demand and new business.

Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a volume decline of 3% in the third quarter and was relatively flat for the first nine months, as Triple Crown eliminated some of its lower margin volume.

International traffic volume declined 1% for both the third quarter and the first nine months, as the loss of business from a shipping line was partially offset by growth across remaining international customers.

Intermodal revenues for the remainder of the year are expected to increase, due to higher traffic volumes partially offset by lower average revenue per unit.

Railway Operating Expenses

Third quarter railway operating expenses were $2.0 billion in 2012, up $11 million, or 1%, compared to the same period last year.  For the first nine months, expenses were $5.9 billion, down $16 million compared to the same period last year, reflecting the absence of the prior year’s first quarter $58 million unfavorable arbitration ruling.  Both periods included higher depreciation expense as a result of an increased capital base.

 Compensation and benefits expenses decreased $12 million, or 2%, in the third quarter and $6 million for the first nine months.  Both periods include changes in:

•         incentive and stock-based compensation (down $19 million for the quarter and $24 million for the first nine months),

•         employee activity levels (down $13 million for the quarter and $25 million for the first nine months),

•         pay rates (up $13 million for the quarter and $29 million for the first nine months), and

•         pension and post-retirement medical costs (up $6 million for the quarter and $13 million for the first nine months).

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses was flat for the third quarter and down $5 million for the first nine months, driven by lower equipment rents and haulage expenses, which were offset entirely for the quarter and in part for the first nine months by increased costs associated with professional and consulting fees, freight car repair, intermodal operations, and advertising expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $6 million, or 2%, for the third quarter and $4 million for the first nine months. The decreases were principally the result of decreased fuel consumption (locomotive fuel consumption declined 3% and 2%, respectively), which had an impact of $10 million in the third quarter and $31 million for the first nine months, offset in part by increased fuel prices (locomotive fuel prices increased 1% and 2%, respectively), which had an impact of $4 million and $27 million, respectively.

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) increased $16 million, or 8%, in the third quarter, but decreased $43 million, or 6%, for the first nine months.  Both periods were impacted by higher costs associated with materials used for equipment and roadway repairs and property taxes.  The quarter also includes higher derailment costs.  For both periods, these increases were partially offset by more favorable personal injury claims development, in addition the first nine months reflects the absence of the prior year unfavorable Graniteville-related arbitration ruling.

The following table shows the components of materials and other expenses:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	($ in millions)

Materials	$109	$105	$316	$302
Casualties and other claims	33	30	101	172
Other	84	75	244	230

Total	$226	$210	$661	$704

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

Other Income – Net

Other income – net decreased $27 million in the third quarter and $28 million for the first nine months, primarily driven by fewer net gains on the sale of property (down $28 million for the quarter and $27 million for the first nine months), decreased coal royalties (down $5 million for the quarter and $7 million for the first nine months), and higher interest expense on uncertain tax positions (up $3 million for the quarter and $11 million for the first nine months) offset in part by higher net returns from corporate-owned life insurance (up $10 million for the quarter and $9 million for the first nine months).  Other miscellaneous income items were down $1 million for the quarter, but up $8 million for the first nine months.

Provision for Income Taxes

The third quarter and year-to-date effective income tax rates were 37.2% and 37.5% in 2012, respectively, compared with 37.3% and 34.6%, respectively, for the same periods last year.  The higher effective rate year-to-date primarily reflects the absence of the prior year’s favorable resolution of IRS examination of NS’ 2008 return and review of certain claims for refund ($40 million) and the absence of a favorable reduction in deferred tax expense for state law changes ($19 million).

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act increased bonus depreciation to 100 percent for the period September 2010 through the end of 2011 and allows 50 percent bonus depreciation in 2012.  While bonus depreciation does not affect NS’ total provision for income taxes or effective tax rate, the absence of bonus depreciation is expected to increase current tax expense and the related cash outflows for the payment of income taxes beginning in 2013.

NS’ consolidated income tax returns for 2009 and 2010 are being audited by the IRS and NS expects the examinations to be completed by the end of 2012.  NS does not expect that the results of the examinations will have a material effect on income tax expense.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS’ principal source of liquidity, was $2.5 billion for the first nine months of 2012 compared with $2.8 billion for the same period of 2011.  NS had working capital of $375 million at September 30, 2012, compared with $50 million at December 31, 2011, primarily reflecting a higher cash balance as a result of new debt issued and lower share repurchase activity during the first nine months of 2012.  Cash, cash equivalents, and short-term investment balances totaled $708 million at September 30, 2012, and were invested in accordance with NS’ corporate investment policy as approved by the Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on NS’ access to the assets.  NS expects that cash on hand combined with cash flows from operations will be sufficient to meet its ongoing obligations.  During the first nine months of 2012, NS issued $600 million of 3.00% senior notes due 2022, $600 million of 3.95% senior notes due 2042, and as part of a debt exchange, issued $600 million of 2.90% senior notes due 2023 for $521 million of previously issued notes (see below).  Other than these items, there have been no material changes to the information on NS’ future obligations contained in NS’ Form 10-K for the year ended December 31, 2011.

Cash used in investing activities was $1.5 billion for the first nine months of 2012, compared with $1.2 billion in the same period last year, reflecting a decrease in investment sales, net of purchases and an increase in property additions.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,     I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, NS plans to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $295 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, NS currently anticipates spending up to $363 million for the substantial completion of work on these projects, which is expected in 2014, including planned investments for the remainder of 2012 of approximately $85 million.

Cash used in financing activities was $607 million in the first nine months of 2012 compared with $2.1 billion in the same period last year. The change includes increased proceeds from borrowings, decreased share repurchases, and lower debt repayments and maturities, offset in part by increased dividends.  Share repurchases were 16.5 million, totaling $1.2 billion in the first nine months of 2012, compared to 23.8 million shares, totaling $1.6 billion in the same period last year. On August 1, 2012, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.  The timing and volume of future share repurchases will be guided by management’s assessment of market conditions and other pertinent factors, however, share repurchases for the remainder of the year are expected to be lower than the $300 million purchased in third quarter 2012. Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

During the first nine months of 2012, NS issued:

•         $600 million of 3.00% senior notes due 2022,

•         $600 million of 3.95% senior notes due 2042, and

•         $600 million of 2.90% senior notes due 2023 and paid $115 million of premium in cash in exchange for $521 million of its previously issued notes ($156 million at 7.25% due 2031,

$140 million at 5.64% due 2029, $115 million at 5.59% due 2025, $72 million at 7.80%

due 2027, and $38 million at 7.05% due 2037).

The exchange premium, reflected as a reduction of debt in the Consolidated Balance Sheet and within “Debt repayments” in the Statement of Cash Flows, will be amortized as additional interest expense over the term of the new debt.  NS’ total debt-to-total capitalization ratio was 46.5% at September 30, 2012 and 43.2% at December 31, 2011.

As of September 30, 2012, NS has authority from its Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  NS has on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

NS also has in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  NS had no amounts outstanding under this facility at   September 30, 2012, and NS is in compliance with all of its covenants.  In October 2012, NS renewed its $350 million accounts receivable securitization program with a 364-day term to run until October 2013. There was $100 million and $200 million outstanding under this program at September 30, 2012 and December 31, 2011, respectively.

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

The NCCC has concluded the round of bargaining that began in November 2009 and reached national agreements with all applicable labor unions.  Although NS previously concluded separate agreements with each of the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) that extend through December 31, 2014, the health and welfare provisions from the national agreements apply to the BLET and ATDA.  NS bargains separately with its Ashtabula (Ohio) Docks longshoremen, who are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.  The present agreement remains in effect, and no negotiations are in progress with ILA.

Market Risks

NS manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At September 30, 2012, NS’ debt subject to interest rate fluctuations totaled $100 million. A 1% point increase in interest rates would increase NS’ total annual interest expense related to all its variable debt by $1 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse effect on NS’ financial position, results of operations, or liquidity.

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

NS’ Consolidated Balance Sheets include liabilities for environmental exposures of $34 million at

September 30, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period). At September 30, 2012, the liability represents NS’ estimate of the probable cleanup and remediation costs based on available information at 142 known locations and projects. As of that date, seven sites accounted for $17 million of the liability, and no individual site was considered to be material. NS anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 22 locations, one or more Norfolk Southern subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  NS calculates its estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Norfolk Southern’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of NS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, NS’ disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS required to be included in NS’ periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, management did not identify any changes in NS’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, NS’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2007, various antitrust class actions filed against NS and other Class 1 railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.  The defendant railroads have appealed such certification, and a decision by the court to either reject the appeal outright or proceed with ruling on its merits is pending.  NS believes the allegations in the complaints are without merit and intends to vigorously defend the cases.  NS does not believe the outcome of these proceedings will have a material effect on its financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against NS and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

Item 1A. Risk Factors

The risk factors included in NS’ 2011 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				(c) Total
				Number of	(d) Maximum
				Shares	Number (or
				(or Units)	Approximate
				Purchased	Dollar Value)
	(a) Total			as Part of	of Shares (or Units)
	Number		(b) Average	Publicly	that may yet be
	of Shares		Price Paid	Announced	purchased under
	(or Units)		per Share	Plans or	the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2) Programs (2)

July 1-31, 2012	1,582,637		$72.46	1,575,749	1,507,921

August 1-31, 2012	1,267,018		$73.92	1,264,400	50,243,521

September 1-30, 2012	1,327,106		$70.03	1,319,762	48,923,759

Total	4,176,761			4,159,911

(1)	Of this amount, 16,850 represents shares tendered by employees in connection with the exercise of stock options under the Long-Term Incentive Plan.

(2)

On November 22, 2005, the Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2015. On March 27, 2007, the Board of Directors amended the program and increased the number of shares that may be repurchased to 75 million, and shortened the repurchase term by five years to December 31, 2010. On July 27, 2010, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2014. On August 1, 2012, NS’ Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

Item 6. Exhibits

See Exhibit Index beginning on page 33 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 25, 2012	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

Date:	October 25, 2012	/s/C.H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

EXHIBIT INDEX

4.1

Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012.

4.2

Registration Rights Agreement, dated as of August 20, 2012, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on August 21, 2012.

4.3

Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 7, 2012.

10.1*	Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of August 1, 2012.

10.2

Amendment No. 9, dated as of October 18, 2012, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility is incorporated herein by reference to Exhibit 99 to the Registrant’s Form 8-K filed on October 22, 2012.

15*	Letter regarding unaudited interim financial information.

31*	Rule 13a-14(a)/15d-014(a) Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for each of the three and nine-month periods ended September 30, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for each of the three and nine-month periods ended September 30, 2012 and 2011; (iii) the Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011; (iv) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2012 and 2011; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.