Form 10-K
period 2012-12-31
NORFOLK SOUTHERN CORP
filed 2013-02-15
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended DECEMBER 31, 2012

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.  Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X)        Accelerated filer (  )        Non-accelerated filer (  )        Smaller reporting company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2012, was $22,858,970,932 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2013: 314,516,374 (excluding 20,320,777 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statements to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Page
Part I.	Items 1 and 2.	Business and Properties	K3
	Item 1A.	Risk Factors	K13
	Item 1B.	Unresolved Staff Comments	K16
	Item 3.	Legal Proceedings	K16
	Item 4.	Mine Safety Disclosures	K16
		Executive Officers of the Registrant	K17

Part II.	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	K18
Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data	K19
	Item 7.	Management’s Discussion and Analysis of Financial Condition and	K20
Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	K37
	Item 8.	Financial Statements and Supplementary Data	K38
	Item 9.	Changes in and Disagreements with Accountants on Accounting and	K78
Financial Disclosure
	Item 9A.	Controls and Procedures	K78
	Item 9B.	Other Information	K78

Part III.	Item 10.	Directors, Executive Officers, and Corporate Governance	K79
	Item 11.	Executive Compensation	K79
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	K80
and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	K83
	Item 14.	Principal Accountant Fees and Services	K83

Part IV.	Item 15.	Exhibits and Financial Statements Schedules	K84

		Power of Attorney	K99

		Signatures	K99

K2

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 1.  Business and Item 2.  Properties

GENERAL – Norfolk Southern Corporation is a Norfolk, Virginia based company that owns a major freight railroad, Norfolk Southern Railway Company.  Norfolk Southern Corporation was incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  Our common stock (Common Stock) is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

Unless indicated otherwise, Norfolk Southern Corporation and its subsidiaries, including Norfolk Southern Railway Company, are referred to collectively as NS, we, us, and our.

We are primarily engaged in the rail transportation of raw materials, intermediate products, and finished goods primarily in the Southeast, East, and Midwest and, via interchange with rail carriers, to and from the rest of the United States.  We also transport overseas freight through several Atlantic and Gulf Coast ports.  We provide comprehensive logistics services and offer the most extensive intermodal network in the eastern half of the United States.

We make available free of charge through our website, www.nscorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  In addition, the following documents are available on our website and in print to any shareholder who requests them:

•         Corporate Governance Guidelines

•         Charters of the Committees of the Board of Directors

•         The Thoroughbred Code of Ethics

•         Code of Ethical Conduct for Senior Financial Officers

•         Categorical Independence Standards for Directors

K3

RAILROAD OPERATIONS – At December 31, 2012, our railroads operated approximately 20,000 miles of road in 22 states and the District of Columbia.

Our system reaches many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia, and western Pennsylvania), distribution centers, transload facilities, and other businesses located in our service area.

Corridors with heaviest freight volume:

•         New York City area to Chicago (via Allentown and Pittsburgh)

•         Chicago to Macon (via Cincinnati, Chattanooga, and Atlanta)

•         Appalachian coal fields of Virginia, West Virginia, and Kentucky to Norfolk, Virginia and Sandusky, Ohio

•         Cleveland to Kansas City

•         Birmingham to Meridian

•         Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2012

		Second	Passing
		and	Track,
	Miles	Other	Crossovers	Way and
	of	Main	and	Yard
	Road	Track	Turnouts	Switching	Total

Owned	15,375	2,780	2,001	8,292	28,448
Operated under lease, contract or trackage rights	4,648	1,881	381	802	7,712

Total	20,023	4,661	2,382	9,094	36,160

Triple Crown Operations - Triple Crown Services Company (Triple Crown), one of our subsidiaries, provides bimodal truckload transportation service utilizing RoadRailer® trailers, a hybrid technology that facilitates both over-the-road and on-the-rail transportation utilizing enclosed trailers that are pulled over the highways in tractor-trailer configuration and over the rails by locomotives.  In addition, Triple Crown utilizes conventional trailers that are also moved on rail flatcars.  Triple Crown provides service in the eastern United States as well as Ontario and Quebec through a network of terminals strategically located in 13 cities.

The following table sets forth certain statistics relating to our railroads’ operations for the past 5 years:

	Years ended December 31,
	2012	2011	2010	2009	2008

Revenue ton miles (billions)	186	192	182	159	195
Freight train miles traveled (millions)	76.3	75.7	72.6	67.5	80.0
Revenue per ton mile	$0.0595	$0.0582	$0.0523	$0.0503	$0.0546
Revenue ton miles per employee-hour worked	3,153	3,207	3,218	2,900	3,075
Ratio of railway operating expenses to railway operating revenues	71.7%	71.2%	71.9%	75.4%	71.1%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $11.0 billion in 2012.  Following is an overview of our three major market groups.

COAL – Coal is our largest commodity group as measured by revenues.  Revenues from coal accounted for about 26% of our total railway operating revenues in 2012.  We handled a total of 156.1 million tons, or 1.4 million carloads, in 2012, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins via Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 100 coal generation plants, as well as the export, metallurgical and industrial markets primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lambert’s Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

See the discussion of coal revenues and tonnage, by type of coal, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K5

GENERAL MERCHANDISE – Our general merchandise market group is composed of five major commodity groupings:  chemicals; agriculture, consumer products and government; metals and construction; automotive; and paper, clay and forest products.

•         Chemicals includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes, and municipal wastes.

•         Agriculture, consumer products, and government includes soybeans, wheat, corn, fertilizer, livestock and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol, and items for the military.

•         Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks, and minerals.

•         Automotive includes finished vehicles for BMW, Chrysler, Ford, General Motors, Honda, Hyundai, Mercedes-Benz, Mitsubishi, Subaru, Toyota and Volkswagen, and auto parts for Chrysler, Ford, General Motors, Honda, Mazda, Mitsubishi, Nissan, Subaru, and Toyota.

•         Paper, clay and forest products includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2012, 119 million tons of general merchandise freight, or approximately 65% of total general merchandise tonnage we handled, originated online.  The balance of general merchandise freight was received from connecting carriers at interterritorial gateways.  Our principal interchange points for received freight included Chicago, New Orleans, East St. Louis, Memphis, Buffalo, and Detroit.  General merchandise carloads handled in 2012 were 2.3 million, the revenues from which accounted for 54% of our total railway operating revenues.

See the discussion of general merchandise revenues by commodity group in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL – Our intermodal market group consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2012 were 3.4 million, the revenues from which accounted for 20% of our total railway operating revenues.

See the discussion of intermodal revenues in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES – In 2012, we continued our reliance on private contracts and exempt price quotes as the predominant pricing mechanisms.  Thus, a major portion of our freight business is not currently economically regulated by the government.  In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

In 2012, our railroads were found by the Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices, to be “revenue adequate” on an annual basis based on results for the year 2011.  The STB has not made its revenue adequacy determination for the year 2012.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

K6

PASSENGER OPERATIONS – Amtrak operates regularly scheduled passenger trains on our lines between the following locations:

•         Alexandria and Lynchburg, Virginia

•         Alexandria and Orange, Virginia

•         Petersburg and Norfolk, Virginia

•         Raleigh and Charlotte, North Carolina

•         Selma and Charlotte, North Carolina

•         Chicago, Illinois, and Porter, Indiana

•         Chicago, Illinois, and Cleveland, Ohio

•         Chicago, Illinois, and Pittsburgh, Pennsylvania

•         Kalamazoo and Battle Creek, Michigan

•         Kalamazoo and Detroit, Michigan

•         Pittsburgh and Harrisburg, Pennsylvania

Two transportation commissions of the Commonwealth of Virginia operate commuter trains on our line between Manassas and Alexandria.

We lease the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois (METRA).

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conduct freight operations over trackage owned or leased by:

•         Amtrak

•         New Jersey Transit

•         Southeastern Pennsylvania Transportation Authority

•         Metro-North Commuter Railroad Company

•         Maryland Department of Transportation

Amtrak and various commuter agencies conduct passenger operations over trackage owned by Conrail in the Shared Assets Areas (Note 5 to the Consolidated Financial Statements).

NONCARRIER OPERATIONS – Our noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.  In 2012, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment under relevant authoritative accounting guidance.

RAILWAY PROPERTY

Our railroad system extends across 22 states and the District of Columbia.  The railroad infrastructure makes us capital intensive with net property of approximately $26 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows (including capitalized leases):

	2012	2011	2010	2009	2008
	($ in millions)

Road and all other property	$1,465	$1,222	$1,153	$1,128	$1,070
Equipment	776	938	317	171	488

Total	$2,241	$2,160	$1,470	$1,299	$1,558

K7

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2013, we have budgeted $2.0 billion of property additions.

We have invested and will continue to invest in various projects and corridor initiatives to expand our rail network to increase capacity and improve transit times, while returning value to shareholders.  Initiatives include the following:

•         The MidAmerica Corridor is a proposed arrangement between us and Canadian National Railway (CN) to share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for shipments moving between the Midwest and Southeast, including potential shipments from CN-served Illinois Basin coal producers to southeastern utility plants we serve.

•         Pan Am Southern LLC, a joint venture with Pan Am Railways, Inc., is a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont designed to increase intermodal and automotive capacity.

•         The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating seamless, high-capacity intermodal routes spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.

•         The Heartland Corridor, which opened in 2010, was a package of clearance improvements and other facilities that created a seamless, high-capacity intermodal route across Virginia and West Virginia to Midwest markets.

•         Meridian Speedway LLC, a joint venture with Kansas City Southern, is a 320-mile rail line between Meridian, Mississippi and Shreveport, Louisiana designed to increase capacity and improve service.

•         The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  We and other railroads have agreed to participate in CREATE.

K8

Equipment – At December 31, 2012, we owned or leased the following units of equipment:

				Capacity of
	Owned*	Leased**	Total	Equipment
				(Horsepower)
Locomotives:
Multiple purpose	3,763	79	3,842	13,606,600
Auxiliary units	122	-	122	-
Switching	110	-	110	165,250

Total locomotives	3,995	79	4,074	13,771,850

				(Tons)
Freight cars:
Gondola	33,820	3,839	37,659	4,098,830
Hopper	15,234	521	15,755	1,737,636
Box	12,356	1,470	13,826	1,151,821
Covered hopper	10,558	158	10,716	1,182,466
Flat	2,506	1,133	3,639	335,196
Other	4,608	87	4,695	225,067

Total freight cars	79,082	7,208	86,290	8,731,016

Other:
Highway trailers and containers	8,199	8,179	16,378
RoadRailer®	6,378	27	6,405
Work equipment	4,525	313	4,838
Vehicles	4,011	-	4,011
Miscellaneous	12,765	9,031	21,796

Total other	35,878	17,550	53,428

*	Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.
**	Includes short-term and long-term operating leases. Freight cars include 521 leased from Consolidated Rail Corporation (CRC).

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2012:

						2003-	1998-	1997&
	2012	2011	2010	2009	2008	2007	2002	Before	Total
Locomotives:
No. of units	60	90	42	-	40	628	648	2,487	3,995
% of fleet	2%	2%	1%	-%	1%	16%	16%	62%	100%

Freight cars:
No. of units	2,025	3,840	150	514	2,349	1,691	3,317	65,196	79,082
% of fleet	3%	5%	-%	1%	3%	2%	4%	82%	100%

K9

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2012, and information regarding 2012 retirements:

	Locomotives	Freight Cars
Average age – in service	21.6 years	30.2 years
Retirements	49 units	2,482 cars
Average age – retired	41.2 years	42.4 years

Our ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment availability.  The locomotive bad order ratio includes all units (owned and leased) out of service for required periodic inspections, unscheduled maintenance and program work which includes such activity as overhauls.

	Annual Average Bad Order Ratio
	2012	2011	2010	2009	2008
Locomotives	7.1%	7.3%	6.7%	6.1%	5.8%
Freight cars	5.3%	5.7%	5.8%	4.5%	4.5%

Encumbrances – Certain railroad equipment is subject to the prior lien of equipment financing obligations totaling $34 million at December 31, 2012.

Track Maintenance – Of the approximately 36,160 total miles of track we operate, we are responsible for maintaining about 29,220 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 81% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 42% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2012.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2012	2011	2010	2009	2008
Track miles of rail installed	509	484	422	434	459
Miles of track surfaced	5,642	5,441	5,326	5,568	5,209
New crossties installed (millions)	2.6	2.7	2.6	2.7	2.7

Microwave System – Our microwave system, consisting of approximately 6,968 radio route miles, 421 core stations, 30 secondary stations, and four passive repeater stations, provides communications between most operating locations.  We use the microwave system primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control – Of the approximately 16,500 route miles we dispatch, about 11,025 miles are signalized, including 8,150 miles of centralized traffic control (CTC) and 2,875 miles of automatic block signals.  Of the 8,150 miles of CTC, approximately 5,100 miles are controlled by data radio originating at 340 base station radio sites.

Computers – A computer network consisting of a centralized production and backup data center near Atlanta, Georgia, and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations.  Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.  Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.  In addition, our computer systems assist us in the performance of a

K10

variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

ENVIRONMENTAL MATTERS – Compliance with federal, state, and local laws and regulations relating to the protection of the environment is a principal goal of ours.  To date, such compliance has not had a material effect on our financial position, results of operations, liquidity, or competitive position.  See “Legal Proceedings,” Part I, Item 3; “Personal Injury, Environmental, and Legal Liabilities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the Consolidated Financial Statements.

EMPLOYEES – The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2012	2011	2010	2009	2008
Average number of employees	30,943	30,329	28,559	28,593	30,709
Average wage cost per employee	$69,000	$71,000	$69,000	$63,000	$66,000
Average benefit cost per employee	$38,000	$39,000	$37,000	$32,000	$31,000

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT REGULATION – In addition to environmental, safety, securities, and other regulations generally applicable to all business, our railroads are subject to regulation by the STB.  The STB has jurisdiction over some rates, routes, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.  The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers.  The Federal Railroad Administration (FRA) regulates certain track and mechanical equipment standards.

The relaxation of economic regulation of railroads, following the Staggers Rail Act of 1980, included exemption from STB regulation of the rates and most service terms for intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar shipments, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing.  Further, all shipments that we have under contract are effectively removed from regulation for the duration of the contract.  About 86% of our revenues comes from either exempt shipments or shipments moving under transportation contracts; the remainder comes from shipments moving under public tariff rates.

Efforts have been made over the past several years to re-subject the rail industry to increased federal economic regulation, and such efforts are expected to continue in 2013.  The Staggers Rail Act of 1980, which substantially balanced such regulation, encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

Government regulations concerning the safety and security of our railroads are discussed within the “Security of Operations” section contained herein.

COMPETITION – There is continuing strong competition among rail, water, and highway carriers.  Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery, and consumer products.  Even for raw materials, semi-finished goods, and work-in-progress, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

K11

Our primary rail competitor is CSX Corporation; both railroads operate throughout much of the same territory.  Other railroads also operate in parts of the territory.  We also compete with motor carriers, water carriers, and with shippers who have the additional options of handling their own goods in private carriage, sourcing products from different geographic areas, and using substitute products.

Certain marketing strategies among railroads and between railroads and motor carriers enable railroads to compete more effectively in specific markets.

SECURITY OF OPERATIONS – We have taken significant steps to provide enhanced security for our rail system. In particular, we have developed and implemented a comprehensive security plan that is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.  The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as a terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas:  (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police.  Although security concerns preclude public disclosure of its contents, our System Security Plan outlines the protocol within our company for all concerned to be notified of AAR Alert Level changes.  All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our plan also effectively addresses and complies with U.S. Department of Transportation (DOT) security regulations pertaining to training and security plans with respect to the transportation of hazardous materials.  As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and this training is integrated into recurring hazardous material training and re-certification programs.  Toward that end, we, working closely with the National Transit Institute at Rutgers University, have developed a four-module uniform national training program.  We have also worked with the Transportation Security Administration (TSA) in developing other industry training programs.  More in-depth security training has been given to select employees of ours who have been given specific security responsibilities, and additional, location-specific security plans have been developed for certain metropolitan areas and each of the six port facilities we serve.  With respect to the ports, each facility plan has been approved by the applicable Captain of the Port and is subject to inspection by the U.S. Coast Guard.

Additionally, we engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the TSA, the Federal Bureau of Investigation (FBI), the FRA, the U.S. Coast Guard, U.S. Customs and Border Protection, and various state Homeland Security offices.  As one notable example, one of our Police Special Agents in Charge (SAC), under the auspices of the AAR, has been assigned to the National Joint Terrorism Task Force (NJTTF) operated by the FBI, and located at the National Counter Terrorism Center (NCTC) in Arlington, Virginia to represent and serve as liaison to the North American rail industry.  This arrangement improves logistical flow of vital security and law enforcement information with respect to the rail industry as a whole, while having the post filled by one of our SACs has also served to foster a strong working relationship between us and the FBI.  We also have become a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program sponsored by U.S. Customs.  C-TPAT allows us to work closely with U.S. Customs and our customers to develop measures that will help ensure the integrity of freight shipments moving on our railroads, particularly those moving to or from a foreign country.  Based on participation in C-TPAT, we have ensured that our plan meets all current applicable security recommendations made by U.S. Customs.

Similarly, we are guided in our operations by various supplemental security action items issued by DHS and DOT, U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in collaboration with TSA, DOT, and the freight railroads. Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with

K12

federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.  These action items and our compliance initiatives are outlined in the various departmental sections of our System Security Plan.  We have taken appropriate actions to be compliant with the TSA Final Security Rule addressing Rail Security Sensitive Materials (RSSM) to ensure these shipments are properly inspected and that positive chain-of-custody is maintained when required.  We are in compliance with the Pipeline and Hazardous Materials Safety Administration (PHMSA) rail-routing regulations outlined in Docket HM-232E.  We conduct ongoing route evaluations.  In 2011, as part of the FRA’s bi-annual review, this methodology and selected routes were found to be compliant with the regulation.  The next review by the FRA is expected mid-year 2013.

In 2012, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, we provided rail accident response training to approximately 5,087 emergency responders, such as local police and fire personnel, representing over 19,023 hours of emergency response training.  We also conducted railroad operations classes for FBI agents and the railroad liaison agents from NJTTF and participated in four drills for local, state, and federal agencies.  We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

Improvements in equipment design also are expected to play a role in enhancing rail security.  PHMSA, in coordination with the FRA, has amended the Hazardous Materials Regulations to prescribe enhanced safety for rail transportation of TIH materials, has provided interim design standards for railroad tank cars.  The rule mandates commodity-specific improvements in safety features and design standards for newly manufactured DOT specification tank cars and an improved top fittings performance standard.  The interim standards established in this rule will enhance the accident survivability of TIH tank cars.

Item 1A. Risk Factors

We are subject to significant governmental legislation and regulation over commercial, operating and environmental matters.  Railroads are subject to the enactment of laws by Congress that could increase economic regulation of the industry.  Railroads presently are subject to commercial regulation by the STB, which has jurisdiction over some rates, routes, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.  The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers.  Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on our ability to determine prices for rail services and result in a material adverse effect in the future on our financial position, results of operations, or liquidity in a particular year or quarter.  This potential material adverse effect could also result in reduced capital spending on our rail network or abandonment of lines.

Railroads are subject to safety and security regulation by DOT and DHS, which regulate most aspects of our operations.  Compliance with the Rail Safety Improvement Act of 2008 will result in additional operating costs associated with the statutorily mandated implementation of positive train control by 2015.  In addition to increased capital expenditures, implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

Our operations are subject to extensive federal and state environmental laws and regulations concerning, among other things, emissions to the air; discharges to waterways or groundwater supplies; handling, storage, transportation, and disposal of waste and other materials; and the cleanup of hazardous material or petroleum releases.  The risk of incurring environmental liability – for acts and omissions, past, present, and future – is inherent in the railroad business.  This risk includes property owned by us, whether currently or in the past, that is or has been subject to a variety of uses, including our railroad operations and other industrial activity by past owners or our past and present tenants.

Environmental problems that are latent or undisclosed may exist on these properties, and we could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time,

K13

with respect to one or more of these properties.  Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time, and the resulting liabilities could have a significant effect on our financial position, results of operations, or liquidity in a particular year or quarter.

As a common carrier by rail, we must offer to transport hazardous materials, regardless of risk. Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs, and compromise critical parts of our rail network.

We may be affected by terrorism or war.  Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption and may adversely affect our financial position, results of operations, or liquidity in a particular year or quarter.  Because we play a critical role in the nation’s transportation system, we could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

Although we currently maintain insurance coverage for third-party liability arising out of war and acts of terrorism, we maintain only limited insurance coverage for first-party property damage and damage to property in our care, custody, or control caused by certain acts of terrorism.  In addition, premiums for some or all of our current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses could be unavailable to us in the future.

We may be affected by general economic conditions.  Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities we carry may have an adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.  Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on our financial position, results of operations, or liquidity in a particular year or quarter.

We may be affected by climate change legislation or regulation.  Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions.  Moreover, even without such legislation or regulation, government incentives and adverse publicity relating to GHGs could affect certain of our customers and the markets for certain of the commodities we carry.  Restrictions, caps, taxes, or other controls on GHG emissions, including diesel exhaust, could significantly increase our operating costs, decrease the amount of traffic handled, and decrease the value of coal reserves we own, and thus could have an adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.  Such restrictions could affect our customers that (1) use commodities that we carry to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities we carry, or (3) manufacture or produce goods that consume significant amounts of energy.

We face competition from other transportation providers.  We are subject to competition from motor carriers, railroads and, to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and quality and reliability of service.  While we have used primarily internal resources to build or acquire and maintain our rail system, trucks and barges have been able to use public rights-of-way maintained by public entities.  Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

The operations of carriers with which we interchange may adversely affect our operations.  Our ability to provide rail service to customers in the U.S. and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the operations of or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in our inability to meet our customers’ demands or require us to use alternate train routes, which could result in significant additional costs and network inefficiencies.

K14

We rely on technology and technology improvements in our business operations.  If we experience significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could experience a service interruption, a security breach, or other operational difficulties.  Additionally, if we do not have sufficient capital to acquire new technology or we are unable to implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service.  Any of these factors could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

The vast majority of our employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect our operations.  More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  If unionized workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations.  Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for healthcare, wages, and other benefits.  Any of these factors could have a material adverse impact on our financial position, results of operations, or liquidity in a particular year or quarter.

We may be subject to various claims and lawsuits that could result in significant expenditures.  The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters.  Job-related personal injury and occupational claims are subject to the Federal Employer’s Liability Act (FELA), which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss  property damage, personal injury, and environmental liability could have a material adverse effect on our financial position, results of operations, or liquidity to the extent not covered by insurance.  We have obtained insurance for potential losses for third-party liability and first-party property damages.  Specified levels of risk are retained on a self-insurance basis (currently up to $50 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by us or in our care, custody, or control).  Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

Severe weather could result in significant business interruptions and expenditures.  Severe weather conditions and other natural phenomena, including hurricanes, floods, fires, and earthquakes, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues, which could have an adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

Unpredictability of demand for rail services resulting in the unavailability of qualified personnel could adversely affect our operational efficiency and ability to meet demand.  Workforce demographics, training requirements, and the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on our ability to meet demand for rail service.  Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets.  We consumed about 460 million gallons of diesel fuel in 2012.  Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.  A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to

K15

refinery or pipeline infrastructure, political unrest, war or other factors, could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.  Also, such an event could impact us as well as our customers and other transportation companies.

Due to the capital intensive nature and industry-specific requirements of the rail industry, high barriers of entry exist for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment.   Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties.  Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or significant shortages of materials that could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

The state of capital markets could adversely affect our liquidity.  From time-to-time we rely on the capital markets to provide some of our capital requirements, including the issuance of long-term debt instruments and commercial paper, as well as the sale of certain receivables.  Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or eliminate our access to, and/or significantly increase the cost of, various financing sources, including bank credit facilities and issuance of corporate bonds.  Instability or disruptions of the capital markets and deterioration of our financial condition, alone or in combination, could also result in a reduction in our credit rating to below investment grade, which could prohibit or restrict us from accessing external sources of short- and long-term debt financing and/or significantly increase the associated costs.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads have appealed such certification, and a decision by the court to either reject the appeal outright or proceed with ruling on its merits is pending.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against us and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

We received a Notice of Violation (NOV) issued by the Tennessee Department of Environmental Conservation concerning soil runoff in connection with construction of the Memphis Regional Intermodal Facility in Rossville, Tennessee.  Although we will contest liability and the imposition of any penalties, this matter is described here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations.  We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

K16

Executive Officers of the Registrant

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2013, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 60, Chairman, President and Chief Executive Officer	Present position since February 1, 2006.

Deborah H. Butler, 58, Executive Vice President – Planning and Chief Information Officer	Present position since June 1, 2007.

James A. Hixon, 59, Executive Vice President – Law and Corporate Relations	Present position since October 1, 2005.

Mark D. Manion, 60, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009. Served as Executive Vice President – Operations from October 1, 2004 to April 1, 2009.

John P. Rathbone, 60, Executive Vice President – Finance and Chief Financial Officer	Present position since August 1, 2012. Served as Executive Vice President – Administration from October 1, 2004 to August 1, 2012.

Donald W. Seale, 60, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006.

James A. Squires, 51, Executive Vice President – Administration	Present position since August 1, 2012. Served as Executive Vice President – Finance and Chief Financial Officer from July 1, 2007 to August 1, 2012.

Clyde H. Allison, Jr., 49, Vice President and Controller	Present position since April 1, 2009. Served as Assistant Vice President Corporate Accounting from February 1, 2008 to April 1, 2009.

K17

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK PRICE AND DIVIDEND INFORMATION

Common Stock is owned by 32,347 stockholders of record as of December 31, 2012 and is traded on the New York Stock Exchange under the symbol “NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2012 and 2011.

	Quarter

2012	1st	2nd	3rd	4th
Market Price
High	$78.24	$74.41	$75.10	$67.71
Low	64.45	63.67	63.63	56.34
Dividends per share	0.47	0.47	0.50	0.50

2011	1st	2nd	3rd	4th
Market Price
High	$69.56	$74.93	$76.99	$75.75
Low	60.38	66.27	60.44	60.01
Dividends per share	0.40	0.40	0.43	0.43

ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Maximum Number
			Number of	(or Approximate
			Shares (or Units)	Dollar Value)
	Total Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that may yet be
	(or Units)	per Share	Announced Plans	Purchased under
Period	Purchased (1)	(or Unit)	or Programs (2)	the Plans or Programs	(2)

October 1-31, 2012	310,189	$62.31	307,000	48,616,759
November 1-30, 2012	2,029,148	58.70	2,029,148	46,587,611
December 1-31, 2012	2,917	61.55	-	46,587,611

Total	2,342,254		2,336,148

(1)	Of this amount, 6,106 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan.
(2)

Our Board of Directors authorized a share repurchase program, pursuant to which up to 125 million shares of Common Stock could be purchased through December 31, 2014.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

K18

Item 6. Selected Financial Data

FIVE-YEAR FINANCIAL REVIEW

		2012	2011	2010	2009	2008
		($ in millions, except per share amounts)
	RESULTS OF OPERATIONS
	Railway operating revenues	$11,040	$11,172	$9,516	$7,969	$10,661
	Railway operating expenses	7,916	7,959	6,840	6,007	7,577
	Income from railway operations	3,124	3,213	2,676	1,962	3,084

	Other income – net	129	160	153	127	110
	Interest expense on debt	495	455	462	467	444
	Income before income taxes	2,758	2,918	2,367	1,622	2,750

	Provision for income taxes	1,009	1,002	871	588	1,034

	Net income	$1,749	$1,916	$1,496	$1,034	$1,716

	PER SHARE DATA
Net income	– basic	$5.42	$5.52	$4.06	$2.79	$4.58
	– diluted	5.37	5.45	4.00	2.76	4.52
	Dividends	1.94	1.66	1.40	1.36	1.22
	Stockholders' equity at year end	31.08	30.00	29.85	28.06	26.23

	FINANCIAL POSITION
	Total assets	$30,342	$28,538	$28,199	$27,369	$26,297
	Total debt	8,682	7,540	7,025	7,153	6,667
	Stockholders' equity	9,760	9,911	10,669	10,353	9,607

	OTHER
	Property additions	$2,241	$2,160	$1,470	$1,299	$1,558

	Average number of shares outstanding (thousands)	320,864	345,484	366,522	367,077	372,276
	Number of stockholders at year end	32,347	33,381	35,416	37,486	35,466
	Average number of employees:
	Rail	30,543	29,933	28,160	28,173	30,241
	Nonrail	400	396	399	420	468

	Total	30,943	30,329	28,559	28,593	30,709

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

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 20,000 miles of road in 22 states and the District of Columbia, serves every major container port in the eastern United States, and provides efficient connections to other rail carriers.  We operate the most extensive intermodal network in the East and are a major transporter of coal, automotive, and industrial products.  In 2012, as part of our Crescent Corridor initiative, we opened the new Memphis Regional Intermodal Facility in Rossville, TN as well as the new Birmingham Regional Intermodal Facility in McCalla, AL, in order to position ourselves to handle increased intermodal volumes faster and more reliably.

Financial results for 2012 were adversely affected as utility coal volumes declined, reflecting competition from low natural gas prices and reduced electrical demand in NS-served regions.  In addition, export coal average revenue per unit dropped, a result of market-based pricing pressure.  These decreases more than offset gains in our intermodal and merchandise sectors, resulting in a 1% decline in railway operating revenues, which more than offset the 1% reduction in railway operating expenses.  As a result, the railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 71.7%, as compared with 71.2% in 2011, and net income declined 9%.

Cash provided by operating activities totaled $3.1 billion which, along with proceeds from borrowings and cash on hand, allowed for property additions, share repurchases, dividend payments, and debt repayments. During 2012, we repurchased 18.8 million shares of Common Stock at a total cost of $1.3 billion. Since inception of our stock repurchase program in 2006, we have repurchased and retired 128.4 million shares of Common Stock at a total cost of $7.5 billion. At December 31, 2012, cash, cash equivalents, and short-term investments totaled $668 million.

In 2013, we expect revenues to increase, reflecting higher volumes.  We plan to continue to focus on safety, cost control, increased productivity, improved serviced levels and operational efficiency, and an ongoing market-based approach to pricing.

K20

SUMMARIZED RESULTS OF OPERATIONS

2012 Compared with 2011

Net income in 2012 was $1.7 billion, or $5.37 per diluted share, down $167 million, or 9%, compared with $1.9 billion, or $5.45 per diluted share, in 2011.  The decrease in net income was due to lower income from railway operations, lower nonoperating income items, higher interest expense on debt, and a higher effective income tax rate (Note 3).  Railway operating revenues decreased modestly, $132 million, reflecting lower average revenue per unit, including fuel surcharges.  Railway operating expenses also decreased modestly, $43 million, largely driven by the absence of the $58 million unfavorable arbitration ruling in 2011 and declines related to network efficiency and productivity gains, offset by higher depreciation and intermodal volume-related expenses.

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period.  In addition to the impact of oil prices on general economic conditions and traffic volume, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For 2012, excluding the impact of decreased consumption, the increase in fuel surcharge revenue was less than the increase in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

2011 Compared with 2010

Net income in 2011 was $1.9 billion, or $5.45 per diluted share, up $420 million, or 28%, compared with

$1.5 billion, or $4.00 per diluted share, in 2010.  The increase in net income was primarily due to higher income from railway operations and a lower effective tax rate (Note 3).  Railway operating revenues increased $1.7 billion, reflecting higher average revenue per unit, including fuel surcharges, and higher volumes.  Railway operating expenses increased $1.1 billion, primarily due to higher fuel prices and volume-related expenses.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $11.0 billion in 2012, $11.2 billion in 2011, and $9.5 billion in 2010.  The following table presents a three-year comparison of revenues, volumes, and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,879	$3,458	$2,719	1,414.1	1,619.6	1,556.7	$2,036	$2,135	$1,747
General merchandise:
Chemicals	1,467	1,368	1,302	388.8	373.7	406.1	3,772	3,662	3,207
Agr./consumer/gov’t.	1,446	1,439	1,326	595.9	599.4	627.7	2,427	2,400	2,113
Metals/construction	1,335	1,241	1,013	669.7	665.0	628.4	1,993	1,867	1,612
Automotive	897	780	648	374.6	332.2	290.4	2,395	2,348	2,232
Paper/clay/forest	775	756	712	305.8	314.3	327.7	2,536	2,404	2,171
General merchandise	5,920	5,584	5,001	2,334.8	2,284.6	2,280.3	2,536	2,444	2,193

Intermodal	2,241	2,130	1,796	3,358.3	3,210.5	2,927.1	667	663	614

Total	$11,040	$11,172	$9,516	7,107.2	7,114.7	6,764.1	$1,553	$1,570	$1,407

K21

Revenues decreased $132 million in 2012, but increased $1.7 billion in 2011.  As reflected in the table below, the decrease in 2012 was due to lower average revenue per unit (as the negative effects of changes in the mix of traffic offset rate increases and slightly higher fuel surcharges) and slightly lower volume.  The increase in 2011 was due to higher average revenue per unit (which was driven by rate increases and higher fuel surcharges, offset in part by the effects of changes in the mix of business) and increased volumes.  Fuel surcharge revenue increased $23 million in 2012 and $531 million in 2011, and totaled $1.3 billion in both years.  If fuel prices remain at or near year-end 2012 levels, fuel surcharge revenue will be lower in 2013.

Many of our negotiated fuel surcharges for coal and general merchandise shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price increased fuel surcharge revenue by approximately $39 million in 2012, but decreased fuel surcharge revenue by approximately $44 million in 2011 and $28 million in 2010.

	Revenue Variance Analysis
	Increase (Decrease)

	2012 vs. 2011	2011 vs. 2010
	($ in millions)

Revenue per unit	$(120)	$1,163
Traffic volume (units)	(12)	493

Total	$(132)	$1,656

For 2012, the unfavorable revenue per unit variance accounted for 91% of the total revenues decrease, reflecting the negative effect of changes in the mix of business, offset in part by higher rates.  The slightly unfavorable volume variance was a reflection of lower coal, paper/clay/forest products, and agriculture/consumer products/government shipments, which offset gains in the automotive, intermodal, chemicals, and metals/construction commodity groups.

In 2011, the favorable revenue per unit variance accounted for 70% of the total revenues increase, reflecting higher rates and increased fuel surcharges, offset in part by the effects of changes in mix.  The favorable volume variance reflected increases for all commodity groups, except chemicals, agriculture/consumer products/government, and paper/clay/forest products, driven primarily by increased consumer demand.

One of our customers, DuPont, has a rate reasonableness complaint pending before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable.  We dispute this allegation.  Since June 1, 2009, we have been billing and collecting from DuPont amounts based on the challenged tariff rates.  We presently expect resolution of the DuPont case to occur in 2014 and believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

COAL revenues decreased $579 million, or 17%, compared with 2011, reflecting a 13% decrease in carload volume primarily due to fewer shipments of utility coal.  Coal average revenue per unit was down 5%, the result of lower pricing (mainly market-based export metallurgical coal) and decreased fuel surcharge revenue, partially offset by the positive effect of changes in mix.

In 2011, coal revenues increased $739 million, or 27%, compared with 2010, reflecting higher average revenue per unit and a 4% increase in volume principally due to a rise in domestic and global steel production.  Coal average revenue per unit was up 22% compared with 2010, reflecting improved pricing and increased fuel surcharge revenue.

For 2013, coal revenues are expected to decrease due to lower average revenue per unit driven by continued market-based pricing pressure in the export coal market.  Coal carload volumes are also anticipated to be lower in 2013.

K22

Coal represented 26% of our revenues in 2012 and 80% of shipments handled originated on our lines.  As shown in the following table, tonnage decreased in each coal market.

	Coal Tonnage by Market

	2012	2011	2010
	(tons in thousands)

Utility	101,636	122,004	120,737
Export	28,304	28,461	22,750
Domestic metallurgical	18,793	19,702	19,771
Industrial	7,376	7,713	7,573

Total	156,109	177,880	170,831

Utility coal tonnage dropped 17% in 2012, reflecting competition from low natural gas prices and reduced electrical demand in NS-served regions.  Additional tonnage declines resulted from coal plant closures and plant maintenance.

In 2011, utility coal tonnage improved a modest 1%, primarily a result of new business and the resumption in the first quarter of shipments to electrical generation units that had been idled in 2009.  These increases were tempered by the effects of increased natural gas generation due to low natural gas prices, reduced electrical demand in NS-served regions, and severe weather disruptions in 2011.

For 2013, we expect utility coal tonnage to decrease, reflecting the effects of plant closures, continued low natural gas prices, and higher-than-normal utility stockpiles.

Export coal tonnage decreased 1% compared to 2011, a reflection of weaker global demand for metallurgical coal used in steel production in NS-served markets, in addition to the negative impact of the return of Australian supply, offset in part by increased thermal shipments.  Tonnage handled through Norfolk was down 1.3 million tons, or 6%, whereas tonnage through Baltimore increased 0.3 million tons, or 4%.  Other export tonnage handled increased 0.8 million tons.

In 2011, export coal tonnage increased 25% compared with 2010, reflecting increased global demand for coal used in steel production and tightened supply from Australia due to flooding in the first half of 2011.  Tonnage handled through Norfolk was up 4.7 million tons, or 30%, and Baltimore tonnage handled increased 0.8 million tons, or 11%.

For 2013, export coal tonnage is expected to decrease as a result of sluggish demand from Europe partially offset by improvement in Asia beginning in the second half of 2013.

Domestic metallurgical coal tonnage was down 5% in 2012, compared with 2011, as declines in coke and iron ore shipments (primarily due to a plant closure) offset improved domestic steel production experienced in the first half of 2012.

Domestic metallurgical coal tonnage was flat in 2011, compared with 2010.

For 2013, domestic metallurgical coal tonnage is expected to decrease as domestic steel production continues to decelerate.

K23

Industrial coal tonnage decreased 4% in 2012, compared with 2011, as weak industrial demand was partially offset by new business.

In 2011, industrial coal tonnage increased 2% compared to 2010, as new business completely offset the impact of tight coal supply and network delays experienced in the early part of the year.

For 2013, new business is expected to drive increases in industrial coal tonnage.

GENERAL MERCHANDISE revenues in 2012 increased $336 million, or 6%, compared with 2011, reflecting a 4% rise in average revenue per unit as a result of higher rates and fuel surcharges.  Carload volume increased 2%.

In 2011, general merchandise revenues increased $583 million, or 12%, compared with 2010, reflecting an 11% rise in average revenue per unit as a result of higher rates and fuel surcharges.  Overall, carload volume was relatively flat.

Chemicals revenues in 2012 increased 7%, compared with 2011, reflecting 4% growth in volume and a 3% increase in average revenue per unit that resulted from higher rates and fuel surcharges.  The volume improvement was primarily the result of more carloads of crude oil from the Bakken and Canadian oil fields.  Additionally, there were more carloads of liquefied petroleum gas, as well as higher shipments of plastics driven by greater demand for plastic bottles.  These increases were offset in part by fewer shipments of rock salt as a mild winter resulted in higher inventory levels throughout 2012.

In 2011, chemicals revenues grew 5%, compared with 2010, as a 14% increase in average revenue per unit that resulted from higher rates and fuel surcharges more than offset the effects of an 8% decrease in volume.  The decline in volume was primarily a result of reduced shipments of fly ash, due to the completion of the Tennessee Valley Authority ash project in the fourth quarter of 2010.

For 2013, chemicals revenues are anticipated to increase as a result of higher shipments of crude oil, as well as more carloads of plastics linked to the projected resurgence of the housing market and continued growth in the automotive market.  Additionally, average revenue per unit is expected to be higher.

Agriculture, consumer products, and government revenues were relatively flat in 2012, compared with 2011, as higher average revenue per unit was offset by lower volume.  The volume decline was driven by reduced corn shipments (due to plant closures), fewer carloads of fertilizer (led by certain network classification changes), and reduced shipments of wheat to the eastern U.S. (due to customer sourcing changes).  These volume declines were offset in part by more shipments of soybean and soybean meal due to a poor South American bean crop, as well as higher shipments of corn-based feed to Texas.

In 2011, agriculture, consumer products, and government revenues increased 9%, compared with 2010, the result of a 14% improvement in average revenue per unit, which reflected higher rates and fuel surcharges.  Volume declined 5% as a result of fewer shipments of fertilizer due to certain network classification changes and reduced shipments of corn to the Midwest due to the impact of a healthier Midwest crop.

For 2013, agriculture, consumer products, and government revenues are expected to improve as a result of higher average revenue per unit offset in part by a decrease in volume.  The projected decline in volume is primarily due to fewer shipments of feed and corn as a result of the negative impact of the 2012 Midwest drought, in addition to fewer revenue movements of empty equipment, which is expected to be offset in part by more fertilizer carloads.

Metals and construction revenues increased 8% in 2012, compared with 2011.  The revenue improvement resulted from 7% higher average revenue per unit, which reflected higher rates and fuel surcharges.  Volume improved 1%, reflecting more coil steel shipments driven by increased automotive production.  The mild winter weather experienced in early and late 2012 led to more shipments of cement for construction projects.  There were also higher shipments of fractionating sand for natural gas drilling.  These increases were partially offset by fewer

K24

aggregates carloads, primarily driven by weak market conditions in road/highway construction, and as lower coal utility burn led to fewer shipments of scrubber stone.

In 2011, metals and construction revenues increased 23%, compared with 2010.  The improvement resulted from 16% growth in average revenue per unit, which reflected higher rates and fuel surcharges.  Volume improved 6%, reflecting increased automotive production that led to more shipments of coil steel and more carloads of fractionating sand for natural gas drilling.

For 2013, metals and construction revenues are expected to increase reflecting higher average revenue per unit and a modest increase in volume due to more shipments of fractionating sand and other materials as a result of expected growth in the natural gas drilling sector.

Automotive revenues rose 15%, compared to 2011, reflecting 13% growth in volume due to increased North American light vehicle production at NS-served plants and a 2% improvement in average revenue per unit, including fuel surcharges.

In 2011, automotive revenues rose 20%, compared to 2010, reflecting a 14% rise in volume due to increased domestic production of North American light vehicles and a 5% improvement in average revenue per unit, driven by pricing gains and higher fuel surcharges.

For 2013, automotive revenues are expected to grow as a result of volume gains driven by a continued increase in domestic production of North American light vehicles at NS-served plants, in addition to slightly higher average revenue per unit.

Paper, clay and forest products revenues increased 3% in 2012, compared with 2011, reflecting a 5% improvement in average revenue per unit due to increased rates, which more than offset the effects of a 3% volume decline.  The lower volume was due to reduced shipments of miscellaneous wood driven by the loss of business and fewer carloads of pulp as a result of declining export market demand.

In 2011, paper, clay, and forest products revenues increased 6%, compared with 2010, reflecting an 11% improvement in average revenue per unit due to higher rates and fuel surcharges, which more than offset the effects of a 4% volume decline.  The lower volume was principally due to fewer shipments of wood chips as drier weather in the Southeast prompted customer sourcing changes, in addition to the closure of a plant in the third quarter of 2011.  Reduced shipments of kaolin and newsprint associated with lower demand and the loss of some lower-rated business also impacted the year.

For 2013, paper, clay, and forest products revenues are expected to increase reflecting higher volumes of lumber as housing starts continue to improve, in addition to higher average revenue per unit.

INTERMODAL revenues increased $111 million, or 5%, compared with 2011, reflecting 5% growth in volume largely due to increased domestic units resulting from continued highway-to-rail conversions.  Average revenue per unit improved 1% as a result of higher fuel surcharges, partially offset by lower pricing.

Domestic volume (which includes truckload and intermodal marketing companies) increased 11%, reflecting continued highway conversions.

Premium business, which includes parcel and less-than-truckload (LTL) carriers, rose 1%, as a result of stronger market demand and new business.

International traffic volume fell 1%, as the loss of business from a shipping line was partially offset by growth across remaining international customers.

Triple Crown Services (Triple Crown), a service with rail-to-highway trailers, experienced a 1% volume decline, reflecting the elimination of some lower-margin business.

K25

In 2011, intermodal revenues increased $334 million, or 19%, compared with 2010, reflecting 10% growth in volume and an 8% improvement in average revenue per unit as a result of higher fuel surcharges and rates.  In 2011, all intermodal segments experienced volume increases, reflecting a steadily improving economy as well as tight truck capacity.  Domestic volume increased 15%; international volume improved 5%; premium business rose 9%; and Triple Crown grew 1%.

For 2013, intermodal revenues are expected to increase due to higher volume and average revenue per unit as a result of stronger market demand due to continued highway conversions.

Railway Operating Expenses

Railway operating expenses in 2012 were $7.9 billion, down $43 million, or 1% compared to 2011.  Expenses in 2011 were $8.0 billion, up $1.1 billion, or 16% compared to 2010.  The decrease in 2012 reflected the absence of last year’s $58 million unfavorable arbitration ruling and lower equipment rents due to gains in network efficiency.  These favorable decreases were offset in part by higher depreciation expense, which resulted from an increased capital base, in addition to higher purchased services.   The increase in 2011 was primarily due to higher fuel prices, increased volume-related expenses, and the unfavorable arbitration ruling.

The following table shows the changes in railway operating expenses summarized by major classifications.

	Operating Expense Variances
	Increase (Decrease)

	2012 vs. 2011	2011 vs. 2010
	($ in millions)

Materials and other	$(65)	$167
Compensation and benefits	(14)	266
Fuel	(12)	510
Purchased services and rents	(6)	133
Depreciation	54	43

Total	$(43)	$1,119

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $65 million, or 7%, in 2012, but increased $167 million, or 22%, in 2011, as shown in the following table.

	2012	2011	2010
	($ in millions)

Materials	$408	$408	$346
Casualties and other claims	130	216	142
Other	321	300	269

Total	$859	$924	$757

The decrease in 2012 reflected the absence of the prior year’s unfavorable arbitration ruling discussed below and more favorable personal injury claims development for prior years’ claims ($34 million).  These favorable items were partially offset by higher costs associated with property taxes and environmental remediation.

K26

The increase in 2011 reflected the unfavorable arbitration ruling and higher costs associated with locomotive and railcar materials, taxes (primarily sales and use, property, and excise), employee travel, and supply costs, as well as less favorable personal injury claims development.

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from our insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, we received an unfavorable ruling for an arbitration claim with an insurance carrier and were denied recovery of the contested portion of the claim.  As a result, we recorded a $43 million charge for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery was no longer probable.

The largest component of casualties and other claims expense is personal injury costs.  Cases involving occupational injuries comprised about 40% of total employee injury cases resolved and about 25% of total employee injury payments made.  With our long-established commitment to safety, we continue to work actively to eliminate all employee injuries and reduce the associated costs.  With respect to occupational injuries, which are not caused by a specific accident or event but allegedly result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.  The majority of these types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.  The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.

We maintain substantial amounts of insurance for potential third-party liability and property damage claims.  We also retain reasonable levels of risk through self-insurance (Note 16).

Compensation and benefits, which represents 37% of total operating expenses, decreased $14 million in 2012, reflecting changes in:

•         employee activity levels (down $40 million),

•         incentive and stock-based compensation (down $35 million),

•         pay rates (up $43 million), and

•         pension and postretirement benefit costs (up $16 million).

In 2011, compensation and benefits increased $266 million, or 10%, compared with 2010, primarily due to higher:

•         agreement employee activity levels associated with increased volumes (up $70 million),

•         health and welfare benefit costs for agreement employees (up $50 million),

•         incentive compensation (up $39 million),

•         payroll taxes (up $37 million),

•         pension benefit costs (up $19 million), and

•         wage rates (up $16 million).

Our employment averaged 30,943 in 2012, compared with 30,329 in 2011, and 28,559 in 2010.  The 2012 increase was a result of additional mechanical and maintenance of way personnel to support field operations. Looking forward to 2013, we expect employment levels to be lower than 2012 as we continue to benefit from productivity increases and operational efficiencies.  We also expect increased compensation and benefits costs as a result of higher wage rates.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $12 million, or 1%, in 2012, but increased $510 million, or 47%, in 2011.  The decline in 2012 was principally the result of lower fuel consumption (locomotive fuel consumption declined 3%), which had an impact of $52 million, offset in part by higher fuel prices (locomotive fuel prices rose 3%), which had an impact of $40 million.

K27

The increase in 2011 reflected higher fuel prices (locomotive fuel prices increased 37%), which had an effect of
$431 million, as well as increased fuel consumption (locomotive fuel consumption rose 8%), which had an effect of $79 million.

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses decreased $6 million in 2012, but increased $133 million, or 9%, in 2011.

	2012	2011	2010
	($ in millions)

Purchased services	$1,321	$1,272	$1,151
Equipment rents	283	338	326

Total	$1,604	$1,610	$1,477

The increase in 2012 for purchased services costs reflected higher professional and consulting fees, intermodal operations expenses, Conrail-related casualty costs ($15 million), and advertising expenses.  These increases were partially offset by lower haulage expenses.  The increase in 2011 was principally driven by higher costs associated with greater volumes.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, decreased in 2012 as a result of increased velocity and improved equipment utilization, whereas the increase in 2011 was principally due to higher traffic volumes.

Depreciation expense grew $54 million, or 6%, in 2012, and $43 million, or 5%, in 2011.  These increases reflect our larger roadway and equipment capital base as we continue to invest in our infrastructure and rolling stock.

Other Income – Net

Other income – net was $129 million in 2012, $160 million in 2011, and $153 million in 2010 (Note 2).  The decline in 2012 reflected fewer gains on the sale of property, decreased coal royalties, and higher interest expense (net) on uncertain tax positions offset in part by higher net returns from corporate-owned life insurance (COLI), increased equity in the earnings of Conrail, and higher rental income.  During the fourth quarter of 2012, we closed on the sale of certain assets to the Michigan Department of Transportation.  The associated gain on the sale has been deferred until we cease to have ongoing obligations associated with the assets, which is expected to occur within the next 12 months.

The increase in 2011 reflected reduced interest expense (net) on uncertain tax positions, higher net COLI returns, and increased coal royalties.  The increases were offset in part by fewer gains on the sale of property and increased professional and legal fees associated with the third quarter debt exchange and the fourth quarter credit facility renewal (up $7 million).

K28

Income Taxes

Income tax expense in 2012 was $1 billion, an effective rate of 37%, compared with 34% in 2011 and 37% in 2010.  The increase in the rate for 2012 primarily reflects the absence of the prior year’s favorable resolution of the Internal Revenue Service (IRS) examination of our 2008 return and review of certain claims for refund ($40 million) and the absence of a favorable reduction in deferred tax expense for state law changes ($28 million).  The decrease in the rate for 2011 was primarily due to the favorable adjustments discussed above and the absence of a 2010 charge to deferred tax expense ($27 million) due to a change in the tax law impacting the Medicare Part D retiree drug subsidy program.  These decreases were offset in part by the absence of a 2010 $34 million benefit resulting from a change in estimate for deferred taxes.

Fifty-percent bonus depreciation was allowed for federal income taxes for 2010.  In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act increased bonus depreciation to 100 percent for the period September 2010 through the end of 2011 and allowed fifty-percent bonus depreciation in 2012.  The American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, extended fifty-percent bonus depreciation for an additional year.  While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation after 2013 is expected to increase current income tax expense and the related cash outflows for the payment of income taxes beginning in 2014.  The American Taxpayer Relief Act also reinstated certain business tax credits retroactively to January 1, 2012.  The effects of changes in tax laws, including retroactive changes, are recognized in the period in which the changes are enacted.  Accordingly, we expect to recognize approximately $9 million of income tax benefits in the first quarter of 2013 for these tax law changes.

IRS examinations have been completed for all years prior to 2011.  We expect the IRS will begin auditing our 2011 and 2012 consolidated income tax returns in late 2013.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $3.1 billion in 2012 compared with $3.2 billion in 2011 and $2.7 billion in 2010.  The decline in 2012 reflects increased tax payments driven by reduced bonus depreciation, in addition to lower operating results.  The increase in 2011 reflected better operating results and lower income taxes paid due to additional bonus depreciation. We had working capital of $161 million at December 31, 2012, compared with $50 million at December 31, 2011, primarily reflecting a higher cash balance as a result of new debt issued and lower share repurchase activity in 2012.  Cash, cash equivalents, and short-term investment balances totaled $668 million and $301 million at December 31, 2012 and 2011, respectively, and were invested in accordance with our corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to these assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

K29

Contractual obligations at December 31, 2012, were comprised of interest on fixed-rate long-term debt and capital leases, long-term debt and capital leases (Note 8), operating leases (Note 9), unconditional purchase obligations (Note 16), agreements with CRC and long-term advances from Conrail (Note 5), and unrecognized tax benefits (Note 3):

			2014 -	2016 -	2018 and
	Total	2013	2015	2017	Subsequent	Other
	($ in millions)

Interest on fixed-rate long-term debt
and capital lease principal	$12,951	$503	$974	$887	$10,587	$-
Long-term debt and capital lease principal	8,482	50	447	1,050	6,935	-
Operating leases	749	91	141	95	422	-
Unconditional purchase obligations	560	385	108	37	30	-
Agreements with CRC	382	33	66	66	217	-
Long-term advances from Conrail	133	-	-	-	133	-
Unrecognized tax benefits*	63	-	-	-	-	63

Total	$23,320	$1,062	$1,736	$2,135	$18,324	$63

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

Cash used in investing activities was $2.0 billion in 2012, compared with $1.8 billion in 2011, and $1.5 billion in 2010.  The increase in 2012 primarily reflects a decrease in investment sales, net of purchases, and increased property additions that were offset in part by proceeds from property sales.  The 2011 increase resulted from higher property additions offset in part by a decrease in investment purchases.

Property additions account for most of the recurring spending in this category.  The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Property Additions

	2012	2011	2010	2009	2008
	($ in millions)

Road and other property	$1,465	$1,222	$1,153	$1,128	$1,070
Equipment	776	938	317	171	488

Total	$2,241	$2,160	$1,470	$1,299	$1,558

Track Structure Statistics (Capital and Maintenance)

	2012	2011	2010	2009	2008

Track miles of rail installed	509	484	422	434	459
Miles of track surfaced	5,642	5,441	5,326	5,568	5,209
New crossties installed (millions)	2.6	2.7	2.6	2.7	2.7

K30

Average Age of Owned Railway Equipment

	2012	2011	2010	2009	2008
	(years)

Freight cars	30.2	30.3	31.0	30.3	29.9
Locomotives	21.6	21.0	20.5	19.9	18.9
Retired locomotives	41.2	31.7	28.4	31.2	34.4

For 2013, we budgeted $2.0 billion for property additions.  The anticipated spending includes $831 million for the normalized replacement of rail, ties and ballast and the improvement or replacement of bridges.  Planned equipment spending of $420 million includes new and rebuilt locomotives, rebodying of coal cars, intermodal containers and chassis, and multilevel automobile racks.  Investments in facilities and terminals are anticipated to be $203 million, and include intermodal terminals and equipment to add capacity to the intermodal network (including the Crescent Corridor initiative), mechanical service shops and bulk transfer facilities.  We budgeted $229 million for the continued implementation of positive train control (PTC) and expect additional PTC-related property additions of at least $674 million in 2014 and 2015.  We also expect to spend $84 million on infrastructure improvements to increase mainline capacity, accommodate business growth and provide our share of funding for various public/private partnership investments such as Crescent Corridor and the Chicago CREATE project.  Technology investments of $57 million are planned for new or upgraded systems and computers.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,

I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we plan to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $295 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $300 million for the substantial completion of work on these projects, which is expected in 2014.  Planned 2013 investments for the Crescent Corridor approximate $42 million.

Cash used in financing activities was $694 million in 2012, compared with $2.0 billion in 2011, and

$1.4 billion in 2010.  The change in 2012 reflects lower share repurchases, increased proceeds from borrowings, reduced debt repayments and maturities, offset in part by higher dividends.  The change in 2011 reflected increased share repurchases, offset in part by higher proceeds from borrowing, net of debt repayments.

Share repurchases totaled $1.3 billion in 2012, $2.1 billion in 2011, and $863 million in 2010 for the purchase and retirement of 18.8 million, 30.2 million, and 14.7 million shares, respectively.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  As of December 31, 2012, we had remaining authority from our Board of Directors to repurchase 46.6 million shares through December 31, 2017.

K31

During 2012, we issued:

•         $600 million of 3.00% senior notes due 2022,

•         $600 million of 3.95% senior notes due 2042, and

•         $600 million of 2.90% senior notes due 2023 and paid $115 million of premium in cash in exchange for $521 million of previously issued notes ($156 million at 7.25% due 2031, $140 million at 5.64% due 2029, $115 million at 5.59% due 2025, $72 million at 7.80% due 2027, and $38 million at 7.05% due 2037).  The exchange premium was reflected as a reduction of debt in the 2012 Consolidated Balance Sheet and reflected within “Debt repayments” in the 2012 Statement of Cash Flows, and will be amortized as additional interest expense over the term of the new debt.

Our debt-to-total capitalization ratio was 47.1% at December 31, 2012, compared with 43.2% at December 31, 2011.

As of December 31, 2012, we had authority from our Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  We have on file with the SEC a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at December 31, 2012 and are in compliance with all of its covenants.  In October 2012, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2013.  There was $300 million outstanding under this program at December 31, 2012 and $200 million outstanding at December 31, 2011 (Note 8).

Upcoming annual debt maturities are relatively modest (Note 8).  Overall, our goal is to maintain a capital structure with appropriate leverage to support our business strategy and provide flexibility through business cycles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions.  Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of the Board of Directors.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires us to make several estimates and assumptions (Note 11).  These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs, and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  We make these estimates based on our historical experience and other information that we deem pertinent under the circumstances (for example, expectations of future stock market performance).  We utilize an independent actuarial consulting firm’s studies to assist us in selecting appropriate assumptions and valuing related liabilities.

K32

Net pension expense, which is included in “Compensation and benefits” in the Consolidated Statements of Income, was $60 million for 2012.  In recording this amount, we assumed a long-term investment rate of return of 8.25%, which was supported by the long-term total rate of return on plan assets since inception.  A one percentage point change to this rate of return assumption would result in a $17 million change in pension expense and, as a result, an equal change in “Compensation and benefits” expense.  Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings, and mortality would not be expected to have a material effect on our net pension expense or net pension liability in the future.  The net pension liability is recorded at net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $107 million for 2012.  In recording this expense and valuing the net liability for other postretirement benefits, we estimated future increases in healthcare costs.  These assumptions, along with the effect of a one-percentage point change in them, are described in Note 11.

Properties and Depreciation

Most of our total assets are long-lived railway properties (Note 6).  As disclosed in Note 1, properties are depreciated using group depreciation.  The primary depreciation method for our asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources.  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.

Depreciation expense is based on assumptions concerning expected service lives of properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, we utilize periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the STB.  Depreciation studies are conducted about every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies correlates with guidelines established by the STB.

Key factors which are considered in developing average service life and salvage estimates include:

•         statistical analyses of historical retirement data and surviving asset records;

•         review of historical salvage received and current market rates;

•         review of our operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;

•         review of accounting policies and assumptions; and

•         industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  Our experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or straight).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

Recent experience with these studies has been that while they do result in changes in depreciation rates, these changes have not caused a significant effect to annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  These studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class

K33

of property, as determined by the study.  Depreciation expense for 2012 totaled $916 million.  Our composite depreciation rates for 2012 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $33 million increase (or decrease) to depreciation expense.  For 2012, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties, and ballast, we use statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets. Gains and losses on disposal of land and nonrail assets are included in “Other income – net” (Note 2) since such income is not a product of our railroad operations.

A retirement is considered abnormal if it does not occur in the normal course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements would be recognized in earnings; however, there were no such gains or losses in 2012, 2011, or 2010.

We review the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flow.  Assets that are deemed impaired as a result of such review would be recorded at the lesser of carrying amount or fair value; however, there were no such impairments in 2012, 2011, or 2010.

Personal Injury, Environmental, and Legal Liabilities

Casualties and other claims expense, included in “Materials and other,” totaled $130 million in 2012. Typically, most of this expense relates to our accrual for personal injury liabilities.  Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system.  The variability inherent in this system could result in actual costs being very different from the liability recorded.  In all cases, we record a liability when the expected loss for the claim is both probable and estimable.

To aid in valuing personal injury liability and determining the amount to accrue during each period, we utilize studies prepared by an independent consulting actuarial firm.  For employee personal injury cases, the actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  We estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, based on the results of this analysis.  For occupational injury claims, the actuarial firm studies our history of claim filings, severity, payments and other relevant facts.  Additionally, our estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting our experience into the future as far as can be reasonably determined. We have recorded this actuarially determined liability. The liability is dependent upon many individual judgments made as to the specific case reserves, as well as our and the actuarial firm’s judgments in the periodic studies. Accordingly, there could be significant changes in the liability, which we would recognize when such a change became known.  While the liability recorded is supported by the most recent study, it is possible that the ultimate liability could be higher or lower.  The operating expenses for personal injury claims totaled $54 million in 2012, $88 million in 2011, and $75 million in 2010.

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be estimated reasonably (Note 16).  Claims, if any, against third

K34

parties for recovery of cleanup costs we’ve incurred, are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  We have an Environmental Policy Council, composed of senior managers, to oversee and interpret our environmental policy.

Operating expenses for environmental matters totaled $40 million in 2012, $32 million in 2011, and $26 million in 2010, and property additions for environmental matters totaled $6 million in 2012, $7 million in 2011, and $8 million in 2010.  Property additions for environmental matters in 2013 are expected to be about $8 million.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $42 million at December 31, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at the end of each period).  At December 31, 2012, the liability represents our estimate of the probable cleanup and remediation costs based on available information at 146 known locations and projects.  As of that date, nine sites accounted for $23 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 22 locations, one or more of our subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

With respect to known environmental sites (whether identified by us or by the EPA or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available cleanup technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.  We estimate our environmental remediation liability on a site-by-site basis, using assumptions and judgments we deem appropriate for each site.  As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.  We have consistently applied our methodology of estimating our environmental liabilities.

Based on the assessment of facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs for dealing with those environmental matters of which we are aware.  Further, we believe that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

K35

Income Taxes

Our net long-term deferred tax liability totaled $7.8 billion at December 31, 2012 (Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We had a $19 million valuation allowance on $1.0 billion of deferred tax assets as of December 31, 2012, reflecting the expectation that almost all of these assets will be realized.

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  We believe this liability for uncertain tax positions to be adequate.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  For every one half percent change in the 2012 effective tax rate, net income would have changed by $14 million.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act (RLA).  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes.

The NCCC has concluded the round of bargaining that began in November 2009 and reached national agreements with all applicable labor unions.  Although we previously concluded separate agreements with each of the Brotherhood of Locomotive Engineers and Trainmen (BLET) and the American Train Dispatchers Association (ATDA) that extend through December 31, 2014, the health and welfare provisions from the national agreements apply to the BLET and ATDA.  We bargain separately with our Ashtabula (Ohio) Docks longshoremen, who are represented by the International Longshoremen’s Association (ILA) and do not participate in national bargaining.  We and the ILA have also reached agreement with moratorium provisions consistent with the moratorium provisions of the national agreements.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At December 31, 2012, debt subject to interest rate fluctuations totaled $300 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by approximately $3 million. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

Inflation

In preparing financial statements, GAAP requires the use of historical cost that disregards the effects of inflation on the replacement cost of property.  As a capital-intensive company, we have most of our capital invested in such property.  The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

K36

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate,” “estimate,” “plan,” “consider,” “project,” and similar references to the future.  Forward-looking statements reflect our good-faith evaluation of information currently available.

However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which we have little or no control, including:  transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions including, but not limited to, fluctuation and competition within the industries of our customers; competition and consolidation within the transportation industry; the operations of carriers with which we interchange; disruptions to our technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unpredictable demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For additional discussion of significant risk factors applicable to our business, see Part II, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved.  As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks and Hedging Activities.”

K37

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page

Report of Management	K39

Reports of Independent Registered Public Accounting Firm	K40

Consolidated Statements of Income Years ended December 31, 2012, 2011, and 2010	K42

Consolidated Statements of Comprehensive Income Years ended December 31, 2012, 2011, and 2010	K43

Consolidated Balance Sheets At December 31, 2012 and 2011	K44

Consolidated Statements of Cash Flows Years ended December 31, 2012, 2011, and 2010	K45

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2012, 2011, and 2010	K46

Notes to Consolidated Financial Statements	K47

The Index to Consolidated Financial Statement Schedule in Item 15	K84

K38

Report of Management

February 15, 2013

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2012.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2012.

/s/Charles W. Moorman Charles W. Moorman Chairman, President and Chief Executive Officer	/s/John P. Rathbone John P. Rathbone Executive Vice President Finance and Chief Financial Officer	/s/Clyde H. Allison, Jr. Clyde H. Allison, Jr. Vice President and Controller

K39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 15, 2013

K40

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 15, 2013

K41

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2012	2011	2010
	($ in millions, except per share amounts)

Railway operating revenues	$11,040	$11,172	$9,516

Railway operating expenses:
Compensation and benefits	2,960	2,974	2,708
Purchased services and rents	1,604	1,610	1,477
Fuel	1,577	1,589	1,079
Depreciation	916	862	819
Materials and other	859	924	757

Total railway operating expenses	7,916	7,959	6,840

Income from railway operations	3,124	3,213	2,676

Other income – net	129	160	153
Interest expense on debt	495	455	462

Income before income taxes	2,758	2,918	2,367

Provision for income taxes	1,009	1,002	871

Net income	$1,749	$1,916	$1,496

Per share amounts:
Net income
Basic	$5.42	$5.52	$4.06
Diluted	5.37	5.45	4.00

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2012	2011	2010
	($ in millions)

Net income	$1,749	$1,916	$1,496
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	(114)	(325)	61
Other comprehensive income (loss) of equity investees	(13)	(21)	11
Other comprehensive income (loss), before tax	(127)	(346)	72
Income tax benefit (expense) related to items of
other comprehensive income (loss)	44	125	(24)
Other comprehensive income (loss), net of tax	(83)	(221)	48

Total comprehensive income	$1,666	$1,695	$1,544

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2012	2011
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$653	$276
Short-term investments	15	25
Accounts receivable - net	1,109	1,022
Materials and supplies	216	209
Deferred income taxes	167	143
Other current assets	82	76
Total current assets	2,242	1,751

Investments	2,300	2,234
Properties less accumulated depreciation of $9,922 and
$9,464, respectively	25,736	24,469
Other assets	64	84

Total assets	$30,342	$28,538

Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$1,362	$1,092
Short-term debt	200	100
Income and other taxes	206	207
Other current liabilities	263	252
Current maturities of long-term debt	50	50
Total current liabilities	2,081	1,701

Long-term debt	8,432	7,390
Other liabilities	2,237	2,050
Deferred income taxes	7,832	7,486
Total liabilities	20,582	18,627

Stockholdersʼ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 314,034,174 and 330,386,089 shares,
respectively, net of treasury shares	315	332
Additional paid-in capital	1,911	1,912
Accumulated other comprehensive loss	(1,109)	(1,026)
Retained income	8,643	8,693

Total stockholdersʼ equity	9,760	9,911

Total liabilities and stockholdersʼ equity	$30,342	$28,538

See accompanying notes to consolidated financial statements.

K44

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
	($ in millions)
Cash flows from operating activities:
Net income	$1,749	$1,916	$1,496
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	922	869	826
Deferred income taxes	366	527	312
Gains and losses on properties and investments	(6)	(32)	(42)
Changes in assets and liabilities affecting operations:
Accounts receivable	(64)	(215)	(41)
Materials and supplies	(7)	(40)	(5)
Other current assets	(6)	14	(1)
Current liabilities other than debt	82	68	126
Other – net	29	120	43
Net cash provided by operating activities	3,065	3,227	2,714

Cash flows from investing activities:
Property additions	(2,241)	(2,160)	(1,470)
Property sales and other transactions	192	84	97
Investments, including short-term	(23)	(135)	(504)
Investment sales and other transactions	78	439	421
Net cash used in investing activities	(1,994)	(1,772)	(1,456)

Cash flows from financing activities:
Dividends	(624)	(576)	(514)
Common Stock issued – net	89	120	89
Purchase and retirement of Common Stock	(1,288)	(2,051)	(863)
Proceeds from borrowings – net	1,491	1,101	350
Debt repayments	(362)	(600)	(489)
Net cash used in financing activities	(694)	(2,006)	(1,427)

Net increase (decrease) in cash and cash equivalents	377	(551)	(169)

Cash and cash equivalents:
At beginning of year	276	827	996

At end of year	$653	$276	$827

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$473	$435	$453
Income taxes (net of refunds)	618	289	602

See accompanying notes to consolidated financial statements.

K45

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

		Additional	Accum. Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2009	$370	$1,809	$(853)	$9,027	$10,353

Comprehensive income:
Net income				1,496	1,496
Other comprehensive income			48		48
Total comprehensive income					1,544
Dividends on Common Stock,
$1.40 per share				(514)	(514)
Share repurchases	(15)	(72)		(776)	(863)
Stock-based compensation,
including tax benefit of $33	3	149		(8)	144
Other		6		(1)	5

Balance at December 31, 2010	358	1,892	(805)	9,224	10,669

Comprehensive income:
Net income				1,916	1,916
Other comprehensive loss			(221)		(221)
Total comprehensive income					1,695
Dividends on Common Stock,
$1.66 per share				(576)	(576)
Share repurchases	(30)	(159)		(1,862)	(2,051)
Stock-based compensation,
including tax benefit of $45	4	179		(9)	174

Balance at December 31, 2011	332	1,912	(1,026)	8,693	9,911

Comprehensive income:
Net income				1,749	1,749
Other comprehensive loss			(83)		(83)
Total comprehensive income					1,666
Dividends on Common Stock,
$1.94 per share				(624)	(624)
Share repurchases	(19)	(104)		(1,165)	(1,288)
Stock-based compensation,
including tax benefit of $42	2	103		(10)	95

Balance at December 31, 2012	$315	$1,911	$(1,109)	$8,643	$9,760

See accompanying notes to consolidated financial statements.

K46

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 20,000 miles of road primarily in the East and Midwest.  These consolidated financial statements include Norfolk Southern Corporation (Norfolk Southern) and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is Norfolk Southern Railway Company (NSR).  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2012):  coal (26%); intermodal (20%); chemicals (14%); agriculture/consumer products/government (13%); metals/construction (12%); automotive (8%); and, paper/clay/forest products (7%).  Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We periodically review our estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes and pension and other postretirement benefits.  Changes in facts and circumstances may result in revised estimates.

Revenue Recognition

Transportation revenue is recognized proportionally as a shipment moves from origin to destination and related expenses are recognized as incurred.  Refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of management’s best estimate of projected liability, which is based on historical activity, current shipment counts and the expectation of future activity.  We regularly monitor our contract refund liability and, historically, the estimates have not differed significantly from the amounts ultimately refunded.   Switching, demurrage and other incidental service revenues are recognized when the services are performed.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

K47

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $3 million at December 31, 2012 and $4 million at December 31, 2011.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

Materials and Supplies

“Materials and supplies,” consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market.  The cost of materials and supplies expected to be used in property additions or improvements is included in “Properties.”

Investments

Debt securities classified as “held-to-maturity” are reported at amortized cost.

Investments where we have the ability to exercise significant influence over but do not control the entity are accounted for using the equity method, whereby the investment is carried at the cost of the acquisition plus our equity in undistributed earnings or losses since acquisition.

Properties

“Properties” are stated principally at cost and are depreciated using the group method whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate.  This methodology treats each asset class as a pool of resources, not as singular items.  We use more than 60 depreciable asset classes.  The primary depreciation method for our asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources (Note 2).  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.  Depreciation in the Consolidated Statements of Cash Flows includes both depreciation and depletion.

Depreciation expense is based on our assumptions concerning expected service lives of our properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, we utilize periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (STB).  Our depreciation studies are conducted about every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies is consistent with guidelines established by the STB.  Key factors which are considered in developing average service life and salvage estimates include:

•         statistical analysis of historical retirement data and surviving asset records;

•         review of historical salvage received and current market rates;

•         review of our operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;

•         review of accounting policies and assumptions; and

•         industry review and analysis.

The units of production depreciation rate for rail in high density corridors is derived based on consideration of annual gross ton miles as compared to the total or ultimate capacity of rail in these corridors.  Our experience has shown that traffic density is a leading factor in determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics

K48

including age, weight, condition (new or second hand) and type (curve or straight).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

Our recent experience with these studies has been that while they do result in changes in the rates used to depreciate our properties, these changes have not caused a significant effect to annual depreciation expense.  Changes in rates as a result of depreciation studies are implemented prospectively.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  For 2012, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.32% to 37.84%.

We capitalize interest on major projects during the period of their construction.  Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility, are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and equipment, in addition to an allocable portion of indirect costs that clearly relate to a particular project. Due to the capital intensive nature of the railroad industry, a significant portion of annual capital spending relates to the replacement of self-constructed assets. Because removal activities occur in conjunction with replacement, removal costs are estimated based on an average percentage of time employees replacing assets spend on removal functions.  Costs related to repairs and maintenance activities that do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties and ballast, we use statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets.  Gains and losses on disposal of land and nonrail assets are included in “Other income – net” (Note 2) since such income is not a product of our railroad operations.

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

We review the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.  Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Required Accounting Changes

In the first quarter of 2012, we adopted Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income.

In the first quarter of 2012, we adopted ASU No. 2011-04, “Fair Value Measurements (Topic 820):  Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update provides clarification about the application of existing fair value measurements and disclosure requirements, and expands certain other disclosure requirements.

K49

2.  Other Income – Net

	2012	2011	2010
	($ in millions)
Income from natural resources:
Royalties from coal	$72	$86	$80
Nonoperating depletion and depreciation	(6)	(7)	(7)
Subtotal	66	79	73

Rental income	54	51	47
Equity in earnings of Conrail Inc. (Note 5)	34	31	26
Corporate-owned life insurance – net	13	8	1
Interest income	8	9	12
Gains and losses from sale of properties	5	32	41
Other interest expense – net	(9)	(3)	(16)
Taxes on nonoperating property	(10)	(9)	(10)
Other	(32)	(38)	(21)

Total	$129	$160	$153

“Other income – net” includes income and costs not part of rail operations and the income generated by the activities of our noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

3.  Income Taxes

Provisions for Income Taxes

	2012	2011	2010
	($ in millions)
Current:
Federal	$569	$432	$492
State	74	43	67
Total current taxes	643	475	559

Deferred:
Federal	339	506	281
State	27	21	31
Total deferred taxes	366	527	312

Provision for income taxes	$1,009	$1,002	$871

K50

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$965	35	$1,021	35	$828	35
State income taxes, net of federal tax effect	69	3	69	2	62	3
Deferred tax estimate	-	-	-	-	(34)	(1)
Medicare Part D	-	-	-	-	27	1
State tax law changes, net of federal tax effect	(3)	-	(28)	(1)	-	-
Internal Revenue Service audit, settlement	(6)	-	(40)	(1)	-	-
Other, net	(16)	(1)	(20)	(1)	(12)	(1)

Provision for income taxes	$1,009	37	$1,002	34	$871	37

During 2010, we performed a review and re-evaluation of our estimates for deferred tax assets and liabilities, resulting in a reduction of income tax expense of $34 million.  In addition, provisions of the health care legislation enacted during 2010 eliminate, after 2012, the tax deduction available for reimbursed prescription drug expenses under the Medicare Part D retiree drug subsidy program.  As required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, “Income Taxes,” we recorded a $27 million charge to deferred tax expense in 2010.

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$834	$771
Accruals, including casualty and other claims	139	145
Other	41	41
Total gross deferred tax assets	1,014	957
Less valuation allowance	(19)	(19)

Net deferred tax asset	995	938

Deferred tax liabilities:
Property	(8,188)	(7,894)
Other	(472)	(387)
Total gross deferred tax liabilities	(8,660)	(8,281)

Net deferred tax liability	(7,665)	(7,343)
Net current deferred tax asset	167	143

Net long-term deferred tax liability	$(7,832)	$(7,486)

K51

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.  The total valuation allowance remained unchanged in 2012 and decreased $2 million in 2011.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2012	2011
	($ in millions)

Balance at beginning of year	$105	$152

Additions based on tax positions related to the current year	6	40
Additions for tax positions of prior years	-	26
Reductions for tax positions of prior years	(20)	(78)
Settlements with taxing authorities	(23)	(22)
Lapse of statutes of limitations	(5)	(13)

Balance at end of year	$63	$105

Included in the balance of unrecognized tax benefits at December 31, 2012, are potential benefits of $20 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

Internal Revenue Service (IRS) examinations have been completed for all years prior to 2011.  We expect the IRS to begin auditing our 2011 and 2012 consolidated income tax returns in late 2013. State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeals, or litigation.  We expect that the total amount of unrecognized tax benefits at December 31, 2012, will decrease by approximately $12 million in 2013 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years, but deductibility may become certain by the close of 2013.  We do not expect that the aforementioned potential change in unrecognized tax benefits will have a material effect on our financial position, results of operations, or liquidity.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” totaled $1 million of income in 2012, $10 million of income in 2011, and $1 million of expense in 2010.  There were no penalties related to tax matters in 2012, 2011, and 2010.  We have recorded a liability of $3 million at December 31, 2012, and $4 million at December 31, 2011, for the payment of interest on unrecognized tax benefits.  We have no liability recorded at December 31, 2012 and 2011, for the payment of penalties on unrecognized tax benefits.

K52

4.  Fair Value

Fair Value Measurements

ASC 820-10, “Fair Value Measurements,” established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2	Inputs to the valuation methodology include:

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011.

Fair Values of Financial Instruments

We have evaluated the fair values of financial instruments and methods used to determine those fair values.  The fair values of “Cash and cash equivalents,” “Short-term investments,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following at December 31:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$139	$174	$151	$186
Long-term debt, including current maturities	(8,482)	(10,734)	(7,440)	(9,469)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

K53

The following table sets forth the fair value of long-term investment and long-term debt balances disclosed above by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets or liabilities).

	December 31, 2012
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$41	$133	$174
Long-term debt, including current maturities	(10,450)	(284)	(10,734)

Sales of available-for-sale securities were zero for the year ended December 31, 2012, $81 million for the year ended December 31, 2011, and $225 million for the year ended December 31, 2010 (which included maturities).

5.  Investments

	December 31,
	2012	2011
	($ in millions)
Short-term investments:
Federal government bonds, held-to-maturity, with average
maturities of 5 and 1 months, respectively	$15	$25

Long-term investments:
Equity method investments:
Conrail Inc.	$996	$969
TTX Company	383	376
Meridian Speedway LLC	281	275
Pan Am Southern LLC	155	151
Other	82	82
Total equity method investments	1,897	1,853

Company-owned life insurance at net cash surrender value	264	230
Corporate bonds, held-to-maturity, with average maturities
of 17 months	-	15
Other investments	139	136

Total long-term investments	$2,300	$2,234

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities.

At December 31, 2012, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $7 million.  This resulted in a loss of $6 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax asset of $1 million.

K54

At December 31, 2011, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $21 million.  This resulted in a loss of $19 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax asset of $2 million.

At December 31, 2012, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $540 million.  Our equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $34 million, $31 million, and $26 million in 2012, 2011, and 2010, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $147 million in 2012, $131 million in 2011, and $118 million in 2010. Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $33 million in each of 2013 through 2017 and $217 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $7 million annually.

“Accounts payable” includes $178 million at December 31, 2012, and $160 million at December 31, 2011, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both December 31, 2012 and 2011, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

6.  Properties

		Accumulated	Net Book	Depreciation
At December 31, 2012	Cost	Depreciation	Value	Rate	(a)
	($ in millions)

Land	$2,240	$-	$2,240	-

Roadway:
Rail and other track material	5,699	(1,707)	3,992	2.39%
Ties	4,255	(1,027)	3,228	3.29%
Ballast	2,128	(437)	1,691	2.61%
Construction in process	378	-	378	-
Other roadway	11,223	(2,636)	8,587	2.68%
Total roadway	23,683	(5,807)	17,876

Equipment:
Locomotives	4,576	(1,798)	2,778	3.05%
Freight cars	3,214	(1,502)	1,712	2.27%
Computers	480	(270)	210	12.27%
Construction in process	177	-	177	-
Other equipment	817	(282)	535	5.49%
Total equipment	9,264	(3,852)	5,412

Other property	471	(263)	208	1.31%

Total properties	$35,658	$(9,922)	$25,736

K55

		Accumulated	Net Book	Depreciation
At December 31, 2011	Cost	Depreciation	Value	Rate	(a)
	($ in millions)

Land	$2,209	$-	$2,209	-

Roadway:
Rail and other track material	5,490	(1,643)	3,847	2.44%
Ties	4,015	(973)	3,042	3.33%
Ballast	2,010	(418)	1,592	2.66%
Construction in process	302	-	302	-
Other roadway	10,779	(2,486)	8,293	2.71%
Total roadway	22,596	(5,520)	17,076

Equipment:
Locomotives	4,287	(1,692)	2,595	3.05%
Freight cars	3,008	(1,466)	1,542	2.27%
Computers	408	(277)	131	11.21%
Construction in process	224	-	224	-
Other equipment	732	(252)	480	4.85%
Total equipment	8,659	(3,687)	4,972

Other property	469	(257)	212	1.43%

Total properties	$33,933	$(9,464)	$24,469

(a) Composite annual depreciation rate for the underlying assets.

Roadway and equipment property includes $9 million at December 31, 2012, and $93 million at December 31, 2011, of assets recorded pursuant to capital leases with accumulated amortization of $3 million and $38 million at December 31, 2012 and 2011, respectively.  Other property includes the costs of obtaining rights to natural resources of $336 million at both December 31, 2012 and 2011, with accumulated depletion of $192 million and $190 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $515 million in 2012, $474 million in 2011, and $477 million in 2010, of which $20 million, $19 million, and $15 million, respectively, was capitalized.

K56

7.  Current Liabilities

	December 31,
	2012	2011
	($ in millions)
Accounts payable:
Accounts and wages payable	$777	$499
Casualty and other claims (Note 16)	183	201
Due to Conrail (Note 5)	178	160
Vacation liability	129	123
Other	95	109

Total	$1,362	$1,092

Other current liabilities:
Interest payable	$112	$106
Postretirement and pension benefit obligations (Note 11)	70	68
Other	81	78

Total	$263	$252

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2012	2011
	($ in millions)
Notes and debentures:
6.34% maturing to 2017	$1,482	$1,481
5.82% maturing 2018 to 2019	1,100	1,100
5.04% maturing 2020 to 2022	1,497	897
5.90% maturing 2023 to 2031	1,746	1,629
5.22% maturing 2037 to 2043	1,590	1,029
6.39% maturing 2097 to 2111	1,328	1,328
Securitization borrowings, 1.28%	300	200
Other debt, 7.05%, maturing to 2024	151	199
Discounts and premiums, net	(512)	(323)
Total debt	8,682	7,540
Less current maturities and short-term debt	(250)	(150)

Long-term debt excluding current maturities and short-term debt	$8,432	$7,390

Long-term debt maturities subsequent to 2013 are as follows:
2014	$446
2015	1
2016	500
2017	550
2018 and subsequent years	6,935

Total	$8,432

K57

During the third quarter of 2012, we issued $600 million of senior notes at 2.90% due 2023 and paid $115 million of premium in exchange for $521 million of our previously issued notes ($156 million at 7.25% due 2031, $140 million at 5.64% due 2029, $115 million at 5.59% due 2025, $72 million at 7.80% due 2027, and $38 million at 7.05% due 2037).  The premium is reflected as a reduction of debt in the 2012 Consolidated Balance Sheet and within “Debt repayments” in the 2012 Statement of Cash Flows and will be amortized as additional interest expense over the term of the new debt.  No gain or loss was recognized as a result of the debt exchange.  Also during the third quarter of 2012, we issued $600 million of 3.95% senior notes due 2042.

During the first quarter of 2012, we issued $600 million of 3.00% senior notes due 2022.

During the fourth quarter of 2011, we issued $500 million of 3.25% senior notes due 2021 and an additional $100 million of 6.00% senior notes due 2111.

During the third quarter of 2011, we issued $600 million of unsecured notes ($596 million at 4.84% due 2041 and $4 million at 6.00% due 2111) and paid $146 million of premium in exchange for $526 million of its previously issued unsecured notes ($422 million at 7.05% due 2037, $77 million at 7.90% due 2097, and $27 million at 7.25% due 2031). The premium is reflected as a reduction of debt in the Consolidated Balance Sheets and within “Debt repayments” in the 2011 Statement of Cash Flows and will be amortized as additional interest expense over the terms of the new debt.  No gain or loss was recognized as a result of the debt exchange.

During the second quarter of 2011, we issued $400 million of 6.00% senior notes due 2111.

We have in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.  Amounts received under the facility are accounted for as borrowings.  Under this facility, we received $300 million and repaid $200 million in 2012.

At December 31, 2012 and 2011, respectively, the amounts outstanding under the receivables securitization facility were $300 million at an average variable interest rate of 1.28% and $200 million at an average variable interest rate of 1.35%.  Our intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement (see below).  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $200 million outstanding at December 31, 2012 and

$100 million outstanding at December 31, 2011, are included in the line item “Short-term debt” in the Consolidated Balance Sheets.  The facility has a 364-day term which was renewed and amended in October 2012 to run until October 2013.  At December 31, 2012 and 2011, the receivables included in “Accounts receivable – net” serving as collateral for these borrowings totaled $751 million and $745 million, respectively.

Some equipment and lease obligations are secured by liens on the underlying equipment.  Certain lease obligations which expired during the first quarter of 2012 required the maintenance of yen-denominated deposits, which were pledged to the lessor to satisfy yen-denominated lease payments.  These deposits were included in “Other assets” in the 2011 Consolidated Balance Sheet and totaled $14 million at December 31, 2011.

Issuance of Debt or Equity Securities

We have authority from our Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.

Credit Agreement, Debt Covenants, and Commercial Paper

We have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at December 31, 2012 and 2011, and we are in compliance with all of its covenants.

K58

We have the ability to issue commercial paper supported by the $750 million credit agreement.  At December 31, 2012 and 2011, we had no outstanding commercial paper.

9.  Lease Commitments

We are committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

	Operating	Capital
	Leases	Leases
	($ in millions)

2013	$91	$3
2014	78	2
2015	63	1
2016	51	-
2017	44	-
2018 and subsequent years	422	2

Total	$749	8
Less imputed interest on capital leases at an average rate of 5.30%		(1)

Present value of minimum lease payments included in debt		$7

Operating Lease Expense

	2012	2011	2010
	($ in millions)

Minimum rents	$129	$150	$159
Contingent rents	73	77	79

Total	$202	$227	$238

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.  Other Liabilities

	December 31,
	2012	2011
	($ in millions)

Net postretirement benefit obligations (Note 11)	$1,049	$964
Net pension benefit obligations (Note 11)	482	346
Casualty and other claims (Note 16)	258	275
Long-term advances from Conrail (Note 5)	133	133
Other	315	332

Total	$2,237	$2,050

K59

11.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees.  We also provide specified health care and death benefits to eligible retired employees and their dependents; these plans can be amended or terminated at our option.  Under our health care plans, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

Pension and Other Postretirement Benefit Obligations and Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2012	2011	2012	2011
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,027	$1,813	$1,206	$1,082
Service cost	34	28	15	14
Interest cost	89	92	54	58
Actuarial losses	253	209	82	101
Benefits paid	(118)	(115)	(46)	(49)
Benefit obligation at end of year	2,285	2,027	1,311	1,206

Change in plan assets:
Fair value of plan assets at beginning of year	1,670	1,756	186	178
Actual return on plan assets	227	18	19	8
Employer contribution	12	11	46	49
Benefits paid	(118)	(115)	(46)	(49)
Fair value of plan assets at end of year	1,791	1,670	205	186

Funded status at end of year	$(494)	$(357)	$(1,106)	$(1,020)

Amounts recognized in the Consolidated
Balance Sheets:
Noncurrent assets	$1	$1	$-	$-
Current liabilities	(13)	(12)	(57)	(56)
Noncurrent liabilities	(482)	(346)	(1,049)	(964)

Net amount recognized	$(494)	$(357)	$(1,106)	$(1,020)

Amounts recognized in accumulated other
comprehensive loss (pretax):
Net loss	$1,160	$1,071	$459	$434
Prior service cost	4	4	-	-

Our accumulated benefit obligation for our defined benefit pension plans is $2.1 billion and $1.9 billion at
December 31, 2012 and 2011, respectively.  Our unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $239 million at December 31, 2012, and $219 million at December 31, 2011, and had accumulated benefit obligations of $215 million at December 31, 2012, and $195 million at December 31, 2011.

K60

Pension and Other Postretirement Benefit Cost Components

	2012	2011	2010
	($ in millions)
Pension benefits:
Service cost	$34	$28	$26
Interest cost	89	92	96
Expected return on plan assets	(138)	(140)	(142)
Amortization of net losses	75	67	48
Amortization of prior service cost	-	3	3

Net cost	$60	$50	$31

Other postretirement benefits:
Service cost	$15	$14	$16
Interest cost	54	58	61
Expected return on plan assets	(15)	(15)	(15)
Amortization of net losses	53	44	52

Net cost	$107	$101	$114

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

		2012
			Other
	Pension		Postretirement
	Benefits		Benefits
	($ in millions)

Net loss arising during the year	$164		$78
Amortization of net losses	(75)		(53)

Total recognized in other comprehensive loss	$89		$25
Total recognized in net periodic cost
and other comprehensive loss	$149		$132

The estimated net losses and prior service cost for the pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $88 million and $1 million, respectively.  The estimated net losses for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $57 million.

K61

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2012	2011	2010

Pension funded status:
Discount rate	3.65%	4.50%	5.25%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits funded status:
Discount rate	3.80%	4.55%	5.40%
Pension cost:
Discount rate	4.50%	5.25%	5.85%
Return on assets in plans	8.25%	8.75%	8.75%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits cost:
Discount rate	4.55%	5.40%	5.85%
Return on assets in plans	8.00%	8.50%	8.50%
Health care trend rate	7.70%	8.10%	8.50%

To determine the discount rates, we utilize analyses in which the projected annual cash flows from the pension and other postretirement benefit plans were matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2012, increases in the per capita cost of covered health care benefits were assumed to be 7.3% for 2013.  It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$11	$(9)
Postretirement benefit obligation	190	(156)

K62

Asset Management

Nine investment firms manage our defined benefit pension plans’ assets under investment guidelines approved by our Benefits Investment Committee that is comprised of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plans’ assets.  The fixed income portfolio is invested in the Barclays Government/Credit Bond Index Fund, except that the Canadian earmarked portion of the portfolio is maintained in U.S. Treasury Bonds. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).  Investment managers’ returns are expected to meet or exceed selected market indices by prescribed margins.

Our pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Percentage of plan
	assets at December 31,
	2012	2011

Domestic equity securities	52%	56%
International equity securities	22%	17%
Debt securities	24%	25%
Cash and cash equivalents	2%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2012, of 58% in equity securities and 42% in debt securities compared with 56% in equity securities and 44% in debt securities at December 31, 2011.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. We assumed a rate of return on pension plan assets of 8.25% for 2012 and 8.75% for both 2011 and 2010.  A one-percentage point change to the rate of return assumption would result in a $17 million change to the net pension cost and, as a result, an equal change in “Compensation and benefits” expense.  For 2013, we assume an 8.25% return on pension plan assets.

K63

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

Preferred stock:   Shares held by the plan at year end are valued at the most recent trade price of a security at the close of the active market or at an estimated price at which a dealer would pay for a similar security at year end using primarily observable as well as unobservable market-based inputs.

K64

The following table sets forth the pension plans’ assets by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets).

	December 31, 2012
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,028	$-	$1,028
Common collective trusts:
Debt securities	-	433	433
International equity securities	-	211	211
Commingled funds	-	84	84
Interest bearing cash	31	-	31
U.S. government and agencies securities	-	3	3
Preferred stock	-	1	1

Total investments	$1,059	$732	$1,791

	December 31, 2011
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,017	$-	$1,017
Common collective trusts:
Debt securities	-	416	416
International equity securities	-	154	154
Commingled funds	-	42	42
Interest bearing cash	37	-	37
U.S. government and agencies securities	-	3	3
Preferred stock	-	1	1

Total investments	$1,054	$616	$1,670

Following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  Valued at our share of the net assets of trust-owned life insurance issued by a major insurance company.  The underlying investments of that trust consist of a U.S. stock account and a U.S. bond account, valued based upon the aggregate market values of the underlying investments.  The loan asset account is valued at cash surrender value at the time of the loan, plus accrued interest.

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of

$205 million and $186 million at December 31, 2012 and 2011, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 related assets.

The methods used to value pension and other postretirement benefit plan assets may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

K65

Contributions and Estimated Future Benefit Payments

In 2013, we expect to contribute approximately $13 million to our unfunded pension plans for payments to pensioners and approximately $57 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2013.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2013	$123	$57
2014	126	59
2015	128	61
2016	131	63
2017	132	65
Years 2018 – 2022	674	348

The other postretirement benefits payments include an estimated average annual reduction due to the Medicare Part D subsidy of approximately $6 million.

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and totaled $47 million in 2012, $48 million in 2011, and $43 million in 2010.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, under these plans were $18 million in 2012, $17 million in 2011, and $15 million in 2010.

12.  Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), the Compensation Committee (Committee), made up of nonemployee members of the Board of Directors or the Chief Executive Officer (if delegated such authority by the Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 96,125,000 shares of our common Stock (Common Stock).  Of these shares, 5,000,000 were approved by the Board for issuance to non-officer participants; as a broad-based issuance, stockholder approval was not required.

In May 2010, the stockholders approved an amended LTIP that eliminated the previous limit on the number of shares of Common Stock that could be granted as RSUs, restricted shares, or PSUs and instead adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as a stock option or stock-settled SAR, or (ii) by 1.61 for an award made in the form other than a stock option or stock-settled SAR.  Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the Committee may grant stock options up to a maximum of

K66

6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.  We use newly issued shares to satisfy any exercises and awards under LTIP and TSOP.

LTIP also permits the payment – on a current or a deferred basis and in cash or in stock – of dividend equivalents on shares of Common Stock covered by stock options, RSUs, or PSUs in an amount commensurate with regular quarterly dividends paid on Common Stock.  With respect to stock options, if employment of the participant is terminated for any reason, including retirement, disability, or death, we have no further obligation to make any dividend equivalent payments.  Regarding RSUs, if employment of the participant is terminated for any reason other than retirement, disability, or death, we have no further obligation to make any dividend equivalent payments.  Should an employee terminate employment, they are not required to forfeit dividend equivalent payments already received.  Outstanding PSUs do not currently receive dividend equivalent payments.

During the first quarter of 2012, the Committee granted stock options, RSUs and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.  Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

Accounting Method

We account for our grants of stock options, RSUs, PSUs, and dividend equivalent payments in accordance with ASC 718 “Compensation-Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalent payments, which are all related to equity classified awards, are charged to retained income. Related compensation costs were $45 million in 2012, $61 million in 2011, and $67 million in 2010.  The total tax effects recognized in income in relation to stock-based compensation were benefits of $14 million in 2012, $20 million in 2011, and $21 million in 2010.

“Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010 includes tax benefits generated from tax deductions in excess of compensation costs recognized (excess tax benefits) for share-based awards of $42 million, $45 million, and $33 million, respectively.

Stock Options

Option exercise prices may not be less than the average of the high and low prices at which Common Stock is traded on the grant date and, effective for LTIP options granted after May 13, 2010, will be at least the higher of (i) the average of the high and low prices at which Common Stock is traded on the grant date, or (ii) the closing price of Common Stock on the grant date.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  In the first quarter of 2012, 567,300 options were granted under LTIP and 210,300 options were granted under TSOP.  In each case, the grant price was $75.14.  The options granted under LTIP and TSOP in 2012, 2011, and 2010 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee’s retirement or death.

In the first quarter of 2011, 627,700 options were granted under LTIP and 257,000 options were granted under TSOP, each with a grant price of $62.75.   In the first quarter of 2010, 824,900 options were granted under LTIP and 259,800 options were granted under TSOP, each with a grant price of $47.76.

Holders of the options granted under LTIP in 2012 who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

K67

The fair value of each option awarded in 2012, 2011, and 2010 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on and historical volatility of Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  For 2012, 2011, and 2010, a dividend yield of 2.30%, 2.55%, and 2.89%, respectively, was used for LTIP options for periods where no dividend equivalent payments are made, as well as for TSOP options, which do not receive dividend equivalents.  The assumptions for the LTIP and TSOP grants for the last three years are shown in the following table:

	2012	2011	2010

Expected volatility range	27% – 29%	28% – 32%	29% – 32%
Average expected volatility	27%	28%	32%
Average risk-free interest rate	1.96%	3.42%	3.63%
Average expected option term LTIP	8.9 years	8.5 years	8.3 years
Per-share grant-date fair value LTIP	$23.84	$22.26	$18.54
Average expected option term TSOP	8.8 years	8.5 years	8.3 years
Per-share grant-date fair value TSOP	$19.55	$18.10	$14.91
Options granted (LTIP and TSOP)	777,600	884,700	1,084,700

A summary of the status of changes in stock options is presented below:

	Stock	Weighted Avg.
	Options	Exercise Price

Outstanding at December 31, 2011	9,759,436	$41.60
Granted	777,600	75.14
Exercised	(1,809,770)	26.95
Forfeited	(8,700)	57.28

Outstanding at December 31, 2012	8,718,566	47.61

The aggregate intrinsic value of options outstanding at December 31, 2012, was $135 million with a weighted average remaining contractual term of 5.1 years.  Of these options outstanding, 5,299,966 were exercisable and had an aggregate intrinsic value of $101 million with a weighted average exercise price of $42.88 and a weighted average remaining contractual term of 3.6 years.

K68

The following table provides information related to options exercised for the last three years:

	2012	2011	2010
	($ in millions)

Options exercised	1,809,770	2,845,677	2,533,727
Total intrinsic value	$80	$127	$91
Cash received upon exercise	47	75	55
Related excess tax benefits realized	28	42	32

At December 31, 2012, total unrecognized compensation related to options granted under LTIP and TSOP was $10 million, and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Units

RSU grants and grant-date fair values were 140,000 and $75.14 in 2012; 177,400 and $62.75 in 2011; and 168,250 and $47.76 in 2010.  RSUs granted in 2012, 2011, and 2010 have a five-year restriction period and will be settled through issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.  During 2012, 311,900 of the RSUs granted in 2007 vested, with 191,875 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in RSUs is presented below:

		Weighted-
		Average
		Grant-Date
	RSUs	Fair Value

Nonvested at December 31, 2011	1,275,400	$48.72
Granted	140,000	75.14
Vested	(311,900)	49.85
Forfeited	(1,050)	54.24

Nonvested at December 31, 2012	1,102,450	51.75

At December 31, 2012, total unrecognized compensation related to RSUs granted under LTIP was $7 million, and is expected to be recognized over a weighted-average period of approximately 3.2 years.  The total fair value of the RSUs paid in cash during 2012 and 2011 was zero, and for 2010 was $14 million.  The total related excess tax amounts realized in 2012, 2011, and 2010 were benefits of $3 million, $1 million, and $2 million, respectively.

K69

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.  PSU grants and grant-date fair values were 468,850 and $75.14 in 2012; 580,900 and $62.75 in 2011; and 824,900 and $47.76 in 2010.  PSUs granted in 2012, 2011, and 2010 will be paid in the form of shares of Common Stock.  During 2012, 782,889 of the PSUs granted in 2009 were earned, with 488,957 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in PSUs is presented below:

Weighted-
Average
Grant-Date
PSUs	Fair Value

Balance at December 31, 2011	2,609,900	$46.91
Granted	468,850	75.14
Earned	(782,889)	38.71
Unearned	(423,411)	38.71
Forfeited	(2,250)	58.45

Balance at December 31, 2012	1,870,200	59.27

At December 31, 2012, total unrecognized compensation related to PSUs granted under LTIP was $7 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.  The total fair values of PSUs earned and paid in cash during 2011 and 2010 totaled $27 million and $20 million, respectively.  The total related excess tax amounts realized were:  a benefit of $11 million in 2012, a benefit of $2 million in 2011, and a cost of less than $1 million in 2010.

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of LTIP and TSOP at December 31, were as follows:

	2012	2011	2010
Available for future grants:
LTIP	7,638,688	8,803,298	10,551,253
TSOP	1,434,356	1,640,456	1,891,556
Issued:
LTIP	2,337,179	3,077,739	2,901,786
TSOP	153,423	193,060	57,800

K70

13.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2012 and 2011, amounted to 20,320,777, with a cost of $19 million for both 2012 and 2011.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

	Balance			Balance
	at Beginning	Net	Reclassification	at End
	of Year	Loss	Adjustments	of Year
	($ in millions)
Year ended December 31, 2012

Pensions and other postretirement liabilities	$(928)	$(149)	$78	$(999)
Other comprehensive loss of equity investees	(98)	(12)	-	(110)

Accumulated other comprehensive loss	$(1,026)	$(161)	$78	$(1,109)

Year ended December 31, 2011

Pensions and other postretirement liabilities	$(726)	$(270)	$68	$(928)
Other comprehensive loss of equity investees	(79)	(19)	-	(98)

Accumulated other comprehensive loss	$(805)	$(289)	$68	$(1,026)

K71

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended December 31, 2012
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(242)	$93	$(149)
Reclassification adjustments for costs
included in net income	128	(50)	78
Subtotal	(114)	43	(71)
Other comprehensive loss of equity investees	(13)	1	(12)

Other comprehensive loss	$(127)	$44	$(83)

Year ended December 31, 2011
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(439)	$169	$(270)
Reclassification adjustments for costs
included in net income	114	(46)	68
Subtotal	(325)	123	(202)
Other comprehensive loss of equity investees	(21)	2	(19)

Other comprehensive loss	$(346)	$125	$(221)

Year ended December 31, 2010
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(42)	$16	$(26)
Reclassification adjustments for costs
included in net income	103	(39)	64
Subtotal	61	(23)	38
Other comprehensive income of equity investees	11	(1)	10

Other comprehensive income	$72	$(24)	$48

14.  Stock Repurchase Program

We repurchased and retired 18.8 million, 30.2 million, and 14.7 million shares under our share repurchase program in 2012, 2011, and 2010, respectively, at a cost of $1.3 billion, $2.1 billion, and $863 million.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.  The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.   Since the beginning of 2006, we have repurchased and retired 128.4 million shares of Common Stock at a total cost of $7.5 billion.

K72

15.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2012	2011	2010	2012	2011	2010
	($ in millions except per share amounts, shares in millions)

Net income	$1,749	$1,916	$1,496	$1,749	$1,916	$1,496
Dividend equivalent payments	(9)	(9)	(8)	(4)	(2)	(8)

Income available to common stockholders	1,740	1,907	1,488	1,745	1,914	1,488

Weighted-average shares outstanding	320.9	345.5	366.5	320.9	345.5	366.5
Dilutive effect of outstanding options
and share-settled awards				4.3	5.8	5.3
Adjusted weighted-average shares outstanding				325.2	351.3	371.8

Earnings per share	$5.42	$5.52	$4.06	$5.37	$5.45	$4.00

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 2 million in 2012, and none in both 2011 and 2010.

16.  Commitments and Contingencies

Lawsuits

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

One of our customers, DuPont, has a rate reasonableness complaint pending before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable.  We dispute this allegation.  Since June 1, 2009, we have been billing and collecting from DuPont amounts based on the challenged tariff rates.  We presently expect resolution of the DuPont case to occur in 2014 and believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on

K73

Multidistrict Litigation.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe that the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit filed on March 25, 2008, in the U.S. District Court for the District of Minnesota containing similar allegations against us and four other major railroads was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and estimable.

The Consolidated Balance Sheets reflect long-term receivables for estimated recoveries from our insurance carriers for claims associated with the January 6, 2005, derailment in Graniteville, S.C.  In the first quarter of 2011, we received an unfavorable ruling for an arbitration claim with an insurance carrier, and were denied recovery of the contested portion of the claim.  As a result, we recorded a $43 million charge for the receivables associated with the contested portion of the claim and a $15 million charge for other receivables affected by the ruling for which recovery is no longer probable.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs.  The independent actuarial firm engaged by us provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability, which includes amounts for incurred but unasserted claims. We adjust the liability quarterly based upon our assessment and the results of the study. Our estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes and as such the actual loss may vary from the estimated liability recorded.

Occupational claims – Occupational claims (including asbestosis and other respiratory diseases, as well as conditions allegedly related to repetitive motion) are often not caused by a specific accident or event but rather allegedly result from a claimed exposure over time.  Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon our history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon judgments we make as to the specific case reserves as well as judgments of the actuarial firm in the quarterly studies.  The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting our experience into the future as far as can be reasonably determined.  We adjust the liability quarterly based upon our assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – We record a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage, and lading damage.  The actuarial firm assists us with the calculation of potential liability for third-party claims, except lading damage, based upon our experience including the number and timing of incidents, amount of payments, settlement rates, number of open claims, and legal defenses. The actuarial estimate includes a provision for claims that have been incurred but not

K74

reported. We adjust the liability quarterly based upon our assessment and the results of the study.  Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be estimated reasonably.  Claims, if any, against third parties, for recovery of cleanup costs we have incurred are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  We have an Environmental Policy Council, composed of senior managers, to oversee and interpret our environmental policy.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $42 million at December 31, 2012, and $35 million at December 31, 2011 (of which $12 million is classified as a current liability at both December 31, 2012 and 2011).  At December 31, 2012, the liability represents our estimate of the probable cleanup and remediation costs based on available information at 146 known locations and projects compared with 149 locations and projects at December 31, 2011.  At December 31, 2012, nine sites accounted for $23 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 22 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

With respect to known environmental sites (whether identified by us or by the EPA or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available cleanup technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

The risk of incurring environmental liability – for acts and omissions, past, present, and future – is inherent in the railroad business.  Some of the commodities in our traffic mix, particularly those classified as hazardous materials, pose special risks that we work diligently to minimize.  In addition, several of our subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.  Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that we will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial position, results of operations, or liquidity in a particular year or quarter.

Based on our assessment of the facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs for dealing with those environmental matters of which we are aware.  Further, we believe that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

K75

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by us or in our care, custody, or control.

Purchase Commitments

At December 31, 2012, we had outstanding purchase commitments totaling approximately $560 million for long-term service contracts through 2019 as well as locomotives, track material, and freight cars, in connection with our capital programs through 2016.

Change-In-Control Arrangements

We have compensation agreements with certain officers and key employees that become operative only upon a change in control of Norfolk Southern, as defined in those agreements.  The agreements provide generally for payments based on compensation at the time of a covered individual’s involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, we have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.  Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.  The nature and timing of changes in laws or regulations applicable to our financings are inherently unpredictable, and therefore our exposure in connection with the foregoing indemnifications cannot be quantified.  No liability has been recorded related to these indemnifications.

We have agreed to indemnify parties in a number of transactions for U.S. income tax withholding imposed as a result of changes in U.S. tax law.  In all cases, we have the right to unwind the related transaction if the withholding cannot be avoided in the future.  Because these indemnities would be triggered and are dependent upon a change in the tax law, the maximum exposure is not quantifiable.  We do not believe it is likely that we will be required to make any payments under these indemnities.

At December 31, 2012, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.  Four other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

K76

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2012
Railway operating revenues	$2,789	$2,874	$2,693	$2,684
Income from railway operations	745	934	731	714
Net income	410	524	402	413
Earnings per share:
Basic	1.24	1.62	1.26	1.31
Diluted	1.23	1.60	1.24	1.30

2011
Railway operating revenues	$2,620	$2,866	$2,889	$2,797
Income from railway operations	600	875	938	800
Net income	325	557	554	480
Earnings per share:
Basic	0.91	1.58	1.61	1.44
Diluted	0.90	1.56	1.59	1.42

K77

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2012.  Based on such evaluation, our officers have concluded that, at December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize, and report reliable financial data.  We recognize that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, we regularly assess such controls and did so most recently for our financial reporting at December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we have concluded that we maintained effective internal control over financial reporting at December 31, 2012.

Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting, and internal control.  The Audit Committee of our Board of Directors is comprised entirely of outside directors who are independent of management.  The independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2012.  These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2012, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

K78

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:

•         appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2012 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”

•         appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2012 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2012” and “Option Exercises and Stock Vested in 2012” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and

•         appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K79

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2012)

Number of securities
remaining available
	Number of	Weighted-	for future issuance
	securities	average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
Plan	outstanding options,	options, warrants	securities reflected
Category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by securities holders (1)	10,860,827 (3)	$46.40 (4)	7,638,688

Equity compensation plans
not approved by securities holders (2)	1,232,768	55.01	1,452,356 (5)

Total	12,093,595		9,091,044

(1)	LTIP, excluding five million shares for broad-based issuance to non-officers.
(2)	LTIP’s five million shares for broad-based issuance to non-officers, TSOP and the Director’s Restricted Stock Plan.
(3)	Includes options, RSUs and PSUs granted under LTIP that may be settled in shares of stock.
(4)	Calculated without regard to 3,375,529, outstanding RSUs and PSUs at December 31, 2012.
(5)	Of the shares remaining available for grant under plans not approved by stockholders, 18,000 are available for grant as restricted stock under the Directors’ Restricted Stock Plan.

K80

Norfolk Southern Corporation Long-Term Incentive Plan (LTIP)

Established on June 28, 1983, and approved by our stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of our company by providing an opportunity for non-employee Directors, officers, and other key employees to acquire a proprietary interest in the Corporation.  On January 23, 2001, our Board of Directors further amended LTIP and approved the issuance of an additional 5,000,000 shares of authorized but unissued Common Stock to participants who are not officers of our company.  The issuance of these shares was broadly-based, and stockholder approval of these shares was not required.  Accordingly, this portion of LTIP is included in the number of securities available for future issuance for plans not approved by stockholders.  Also on January 23, 2001, our Board of Directors amended LTIP, which amendment was approved by shareholders on May 10, 2001, that included the reservation for issuance of an additional 30,000,000 shares of authorized but unissued Common Stock.

In May 2010, our shareholders approved an amended LTIP that adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled stock appreciation right, or (ii) by 1.61 for an award made in the form other than an option or stock-settled stock appreciation right.  Cash payments of restricted units, stock appreciation rights, and PSUs will not be applied against the maximum number of shares issuable under LTIP.  Any shares of Common Stock subject to options, PSUs, restricted shares, or RSUs which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

Non-employee Directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Compensation Committee (Committee) may grant incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, restricted shares, PSUs, and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs, and PSUs.  The Committee may make awards under LTIP subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2013 PSU awards, corporate performance will be measured using three equally weighted standards established by the Committee:  (1) three-year average return on average capital invested, (2) three-year average operating ratio, and (3) total return to stockholders measured at the end of the three-year period.  PSUs may be payable in either shares of Common Stock or cash.

RSUs are payable in cash or in shares of Common Stock at the end of a restriction period of not less than 36 months and not more than 60 months.  During the restriction period, the holder of the RSUs has no beneficial ownership interest in the Common Stock represented by the RSUs and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent payment rights that may be awarded with respect to the RSUs).  The Committee at its discretion may waive the restriction period, but settlement of any RSUs will occur on the same settlement date as would have applied absent a waiver of restrictions, if no performance goals were imposed.

K81

Norfolk Southern Corporation Thoroughbred Stock Option Plan (TSOP)

Our Board of Directors adopted TSOP on January 26, 1999, to promote the success of our company by providing an opportunity for nonagreement employees to acquire a proprietary interest in our company and thereby to provide an additional incentive to nonagreement employees to devote their maximum efforts and skills to the advancement, betterment, and prosperity of our company and our stockholders.  Under TSOP there were 6,000,000 shares of authorized but unissued Common Stock reserved for issuance.  TSOP has not been and is not required to have been approved by our stockholders.

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.  Under TSOP, the Committee may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

The option price may not be less than the average of the high and low prices at which Common Stock is traded on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  TSOP specifically prohibits repricing without stockholder approval, except for capital adjustments.

Norfolk Southern Corporation Directors’ Restricted Stock Plan (Plan)

The Plan was adopted on January 1, 1994, and is designed to increase ownership of Common Stock by our non-employee Directors so as to further align their ownership interest in our company with that of our stockholders.  The Plan has not been and is not required to have been approved by our stockholders.  Currently, a maximum of 66,000 shares of Common Stock may be granted under the Plan.  To make grants eligible to Directors, we purchase, through one or more subsidiary companies, the number of shares required in open-market transactions at prevailing market prices, or make such grants from Common Stock already owned by one or more of our subsidiary companies.

Only non-employee Directors who are not and never have been employees of our company are eligible to participate in the Plan.  Upon becoming a Director, each eligible Director receives a one-time grant of 3,000 restricted shares of Common Stock.  No individual member of the Board exercises discretion concerning the eligibility of any Director or the number of shares granted.

The restriction period applicable to restricted shares granted under the Plan begins on the date of the grant and ends on the earlier of the recipient’s death or six months after the recipient ceases to be a Director by reason of disability or retirement.  During the restriction period, shares may not be sold, pledged, or otherwise encumbered.  Directors will forfeit the restricted shares if they cease to serve as a Director of our company for reasons other than their disability, retirement, or death.

K82

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K83

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K39
		Reports of Independent Registered Public Accounting Firm	K40
		Consolidated Statements of Income, Years ended December 31, 2012, 2011, and 2010	K42
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2012, 2011, and 2010	K43
		Consolidated Balance Sheets at December 31, 2012 and 2011	K44
		Consolidated Statements of Cash Flows, Years ended December 31, 2012, 2011, and 2010	K45
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2012, 2011, and 2010	K46
		Notes to Consolidated Financial Statements	K47

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K101

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description

3		Articles of Incorporation and Bylaws –

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s 10-K filed on March 5, 2001.

K84

3(ii)	An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

3(iii)	The Bylaws of Norfolk Southern Corporation, as amended January 22, 2013, is incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on December 21, 2012.

4		Instruments Defining the Rights of Security Holders, Including Indentures:

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

(e)

Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of 5.257% Notes due 2014 (Securities) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 23, 2004.

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

(h)

Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $300 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005.

K85

(i)

Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $366.6 million, is incorporated herein by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

(j)

Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $350 million, is incorporated herein by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

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

(p)

Second Supplemental Indenture, dated as of May 23, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011.

(q)

Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $595,504,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

(r)

Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $4,492,000, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011.

K86

(s)

Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of two series of notes, one in the principal amount of $500 million and one in the principal amount of $100 million, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011.

(t)

Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012.

(u)

First Supplemental Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012.

(v)

Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012.

(w)

Registration Rights Agreement, dated as of August 20, 2012, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. is incorporated herein by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on August 21, 2012.

(x)

Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012.

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

K87

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

K88

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

(n)

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from  -Exhibit 10.7 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

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

(s)*

Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010 and as amended September 27, 2011 and April 26, 2012, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012.

(t)*

The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated herein by reference to Exhibit 10(n) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

K89

(u)*

The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of August 1, 2012, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2012.

(v)*

Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.06 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(w)*

Amendment to the Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, effective as of January 1, 2009, is incorporated herein by reference to
Exhibit 10(x) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(x)*

The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(y)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective
January 28, 2003, is incorporated herein by reference to Exhibit 10(z) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

(z)*

The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009, is incorporated herein by reference to Exhibit 10(cc) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(aa)

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

(bb)

Tax Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, and Pennsylvania Lines LLC, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(cc)

Amended and Restated Credit Agreement dated as of June 26, 2007, with respect to the Registrant’s
$1 billion unsecured revolving credit facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on June 27, 2007.  This agreement was terminated as noted in Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

(dd)*

The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

(ee)*

Form of 2005 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on January 7, 2005.

K90

(ff)*

Form of 2006 Incentive Stock Option and Non-Qualified Stock Option Agreement under the Norfolk Southern Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on December 7, 2005.

(gg)

The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective May 13, 2010, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

(hh)

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

(ii)

Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad , is incorporated herein by reference to Exhibit 10(mm) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006.

(jj)

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of
December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(kk)*

Revised fees for outside directors are incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2006.  Beginning in 2012, directors who serve as committee chairpersons receive an additional quarterly fee of $5,000 for such service, and the Lead Director receives an additional quarterly fee of $12,500.

(ll)

Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(mm)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2007 Award Agreement is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 11, 2007.

(nn)*

Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective January 1, 2010, is incorporated herein by reference to Exhibit 10(rr) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(oo)	Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007.

(pp)

Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009.

K91

(qq)

Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009.

(rr)

Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009.

(ss)

Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(tt)

Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010.

(uu)

Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010.

(vv)

Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011.

(ww)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2008 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 20, 2007.

(xx)

Dealer Agreement dated as of January 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s
Form 8-K filed on January 25, 2008.

(yy)

Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(zz)*

2008 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 24, 2008, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(aaa)*

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

K92

(ccc)*

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

(fff)

Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008.

(ggg)

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

(hhh)

Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated herein by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(iii)*

Directors’ Deferred Fee Plan of Norfolk Southern Corporation, as amended effective
January 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(jjj)**	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective January 1, 2012.

(kkk)*

Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(lll)*

Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.04 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(mmm)*

Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

K93

(nnn)

Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2006.

(ooo)*

Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on
August 21, 2008, with an effective date of January 1, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008.

(ppp)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2009 Award Agreement is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K/A filed on December 17, 2008.

(qqq)*

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

(rrr)*

2009 Award Agreement between Norfolk Southern Corporation and Gerald L. Baliles, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(sss)*

2009 Award Agreement between Norfolk Southern Corporation and Daniel A. Carp, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(ttt)*

2009 Award Agreement between Norfolk Southern Corporation and Alston D. Correll, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(uuu)*

2009 Award Agreement between Norfolk Southern Corporation and Karen N. Horn, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(vvv)*

2009 Award Agreement between Norfolk Southern Corporation and Burton M. Joyce, dated January 29, 2009, is incorporated herein by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(www)*

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

K94

(yyy)*

2009 Award Agreement between Norfolk Southern Corporation and J. Paul Reason, dated
January 29, 2009, is incorporated herein by reference to Exhibit 10.10 to Norfolk Southern Corporation’s Form 8-K filed on January 30, 2009.

(zzz)

Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(aaaa)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement for Outside Directors is incorporated herein by reference to Exhibit 99, Item 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on January 29, 2010.

(bbbb)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2010 Award Agreement is incorporated herein by reference to Exhibit 99, Item 10.2 to Norfolk Southern Corporation’s
Form 8-K/A filed on January 29, 2010.

(cccc)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for Outside Directors approved by the Compensation Committee on November 22, 2010, is incorporated herein by reference to Exhibit 10nnnn to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(dddd)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for incentive stock options approved by the Performance-Based Compensation Committee on
January 25, 2011, is incorporated herein by reference to Exhibit 10oooo to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(eeee)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for performance share units approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10pppp to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(ffff)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for non-qualified stock options approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10qqqq to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(gggg)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2011 Award Agreement for restricted stock units approved by the Performance-Based Compensation Committee on
January 25, 2011, is incorporated herein by reference to Exhibit 10rrrr to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(hhhh)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2011 Award Agreement approved by the Performance-Based Compensation Committee on January 25, 2011, is incorporated herein by reference to Exhibit 10ssss to Norfolk Southern Corporation’s Form 10-K filed on February 16, 2011.

(iiii)	Credit Agreement dated as of December 14, 2011, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

K95

(jjjj)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for Outside Directors approved by the Compensation Committee on November 22, 2011, is incorporated herein by reference to Exhibit 10xxxx to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(kkkk)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for incentive stock options approved by the Compensation Committee on November 22, 2011, is incorporated herein by reference to Exhibit 10yyyy to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(llll)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for performance share units approved by the Compensation Committee on November 22, 2011, is incorporated herein by reference to Exhibit 10zzzz to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(mmmm)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for
non-qualified stock options approved by the Compensation Committee on November 22, 2011, is incorporated herein by reference to Exhibit 10aaaaa to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(nnnn)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2012 Award Agreement for restricted stock units approved by the Compensation Committee on November 22, 2011, is incorporated herein by reference to Exhibit 10bbbbb to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(oooo)*

Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2012 Award Agreement, approved by the Compensation Committee on
November 22, 2011, is incorporated herein by reference to Exhibit 10cccc to Norfolk Southern Corporation’s Form 10-K filed on February 15, 2012.

(pppp)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2013 Award Agreement for Outside Directors approved by the Compensation Committee on November 26, 2012.

(qqqq)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2013 Award Agreement for incentive stock options approved by the Compensation Committee on November 26, 2012.

(rrrr)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2013 Award Agreement for performance share units approved by the Compensation Committee on November 26, 2012.

(ssss)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2013 Award Agreement for non-qualified stock options approved by the Compensation Committee on November 26, 2012.

(tttt)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, 2013 Award Agreement for restricted stock units approved by the Compensation Committee on November 26, 2012.

K96

(uuuu)**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with 2013 Award Agreement, approved by the Compensation Committee on November 26, 2012.

(vvvv)

Performance Criteria for bonuses payable in 2014 for the 2013 incentive year.  On January 21, 2013, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2014 for the 2013 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan:  50% based on operating income; 35% based on operating ratio; and 15% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

(wwww)

Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012.

(xxxx)

Amendment No. 9, dated as of October 18, 2012, to Transfer and Administration Agreement dated as of November 8, 2007, with respect to the Registrant’s receivables securitization facility, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2012.

(yyyy)*

Form of Amendment to Amended and Restated Change in Control Agreements between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, and each of the Corporation’s Executive Vice Presidents, to eliminate the excise tax gross-up provision in the Agreements, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013.

12**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

99**	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

K97

101**

The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:  (i) the Consolidated Statements of Income of each of the years ended

December 31, 2012, 2011, and 2010; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2012, 2011, and 2010; (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2012, 2011, and 2010; and (vi) the Notes to Consolidated Financial Statements.

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

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination.  All exhibits are included in the 2012 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K98

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes James A. Hixon and John P. Rathbone or one of them, to execute in the name of each such person, and to file, any amendments to this report and hereby appoints James A. Hixon and John P. Rathbone or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February, 2013.

/s/Charles W. Moorman
By:  Charles W. Moorman
       (Chairman, President and Chief Executive Officer)

K99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of February, 2013, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/Charles W. Moorman (Charles W. Moorman)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/John P. Rathbone (John P. Rathbone)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/Clyde H. Allison, Jr. (Clyde H. Allison, Jr.)	Vice President and Controller (Principal Accounting Officer)

/s/Gerald L. Baliles (Gerald L. Baliles)	Director

/s/Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/Erskine B. Bowles (Erskine B. Bowles)	Director

/s/Robert A. Bradway (Robert A. Bradway)	Director

/s/Wesley G. Bush (Wesley G. Bush)	Director

/s/Daniel A. Carp (Daniel A. Carp)	Director

/s/Alston D. Correll (Alston D. Correll)	Director

/s/Karen N. Horn (Karen N. Horn)	Director

/s/Burton M. Joyce (Burton M. Joyce)	Director

/s/Steven F. Leer (Steven F. Leer)	Director

/s/Michael D. Lockhart (Michael D. Lockhart)	Director

/s/J. Paul Reason (J. Paul Reason)	Director

K100

Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2010, 2011, and 2012
($ in millions)

		Additions charged to:

	Beginning			Other				Ending
	Balance	Expenses		Accounts		Deductions		Balance

Year ended December 31, 2010
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$14	$7		$-		$-		$21
Casualty and other claims
included in other liabilities	265	87	(1)	-		91	(3)	261
Current portion of casualty and
other claims included in
accounts payable	233	13		150	(2)	142	(4)	254

Year ended December 31, 2011
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$21	$-		$-		$2		$19
Casualty and other claims
included in other liabilities	261	102	(1)	1		89	(3)	275
Current portion of casualty and
other claims included in
accounts payable	254	16		133	(2)	202	(4)	201

Year ended December 31, 2012
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$19	$-		$-		$-		$19
Casualty and other claims
included in other liabilities	275	76	(1)	-		93	(3)	258
Current portion of casualty and
other claims included in
accounts payable	201	18		157	(2)	193	(4)	183

(1)Includes adjustments for changes in estimates for prior years’ claims.

(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(3)Payments and reclassifications to/from accounts payable.

(4)Payments and reclassifications to/from other liabilities.

K101