Form 10-Q
period 2013-03-31
NORFOLK SOUTHERN CORP
filed 2013-04-24
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock ($1.00 par value per share)	315,088,379 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	First Quarter
	2013	2012
	($ in millions, except per share amounts)

Railway operating revenues	$2,738	$2,789

Railway operating expenses
Compensation and benefits	780	786
Purchased services and rents	393	391
Fuel	429	413
Depreciation	227	224
Materials and other	218	230

Total railway operating expenses	2,047	2,044

Income from railway operations	691	745

Other income – net	135	29
Interest expense on debt	129	120

Income before income taxes	697	654

Provision for income taxes	247	244

Net income	$450	$410

Per share amounts
Net income:
Basic	$1.43	$1.24
Diluted	1.41	1.23

Dividends	0.50	0.47

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	First Quarter
	2013	2012
	($ in millions)

Net income	$450	$410
Other comprehensive income, before tax:
Pension and other postretirement benefits	36	32
Other comprehensive income (loss) of equity investees	1	(4)
Other comprehensive income, before tax	37	28
Income tax expense related to items of other
comprehensive income	(14)	(12)
Other comprehensive income, net of tax	23	16

Total comprehensive income	$473	$426

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$672	$653
Short-term investments	15	15
Accounts receivable – net	1,158	1,109
Materials and supplies	246	216
Deferred income taxes	167	167
Other current assets	65	82
Total current assets	2,323	2,242

Investments	2,341	2,300
Properties less accumulated depreciation of $10,042 and
$9,922, respectively	25,870	25,736
Other assets	65	64

Total assets	$30,599	$30,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,188	$1,362
Short-term debt	-	200
Income and other taxes	319	206
Other current liabilities	350	263
Current maturities of long-term debt	47	50
Total current liabilities	1,904	2,081

Long-term debt	8,438	8,432
Other liabilities	2,226	2,237
Deferred income taxes	7,921	7,832
Total liabilities	20,489	20,582

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 315,088,379 and 314,034,174 shares,
respectively, net of treasury shares	316	315
Additional paid-in capital	1,976	1,911
Accumulated other comprehensive loss	(1,086)	(1,109)
Retained income	8,904	8,643

Total stockholders’ equity	10,110	9,760

Total liabilities and stockholders’ equity	$30,599	$30,342

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Quarter
	2013	2012
	($ in millions)
Cash flows from operating activities
Net income	$450	$410
Reconciliation of net income to net cash provided by operating activities:
Depreciation	228	226
Deferred income taxes	74	88
Gains and losses on properties and investments	(99)	(1)
Changes in assets and liabilities affecting operations:
Accounts receivable	(49)	(34)
Materials and supplies	(30)	(19)
Other current assets	17	5
Current liabilities other than debt	96	316
Other – net	36	44
Net cash provided by operating activities	723	1,035

Cash flows from investing activities
Property additions	(379)	(461)
Property sales and other transactions	19	2
Investments, including short-term	(5)	(4)
Investment sales and other transactions	(1)	27
Net cash used in investing activities	(366)	(436)

Cash flows from financing activities
Dividends	(157)	(155)
Common stock issued – net	55	31
Purchase and retirement of common stock	(33)	(400)
Proceeds from borrowings – net	-	696
Debt repayments	(203)	(218)
Net cash used in financing activities	(338)	(46)

Net increase in cash and cash equivalents	19	553

Cash and cash equivalents
At beginning of period	653	276

At end of period	$672	$829

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$62	$60
Income taxes (net of refunds)	23	2

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at March 31, 2013, and December 31, 2012, and our results of operations, comprehensive income, and cash flows for the first quarters of 2013 and 2012 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2013, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation expense was $37 million and $34 million during the first quarters of 2013 and 2012, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $12 million and $11 million for the first quarters of 2013 and 2012, respectively.

Stock Options

In the first quarter of 2013, 748,200 options were granted under LTIP and 268,500 options were granted under TSOP. In each case, the grant price was $69.83, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under LTIP and TSOP in 2013 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively. Holders of the 2013 options granted under LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

The fair value of each option award in 2013 was measured on the date of grant using a lattice-based option valuation model. Expected volatilities are based on implied volatilities from traded options on and historical volatility of Common Stock. Historical data is used to estimate option exercises and employee terminations within the valuation model. The average expected option life is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. For options granted that include dividend equivalent payments, a dividend yield of zero was used. A dividend yield of 2.86% was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options, which do not receive dividend equivalents.

The assumptions for the 2013 LTIP and TSOP grants are shown in the following table:

Expected volatility range	24% - 30%
Average expected volatility	26%
Average risk-free interest rate	1.88%
Average expected option term LTIP	9.0 years
Per-share grant-date fair value LTIP	$20.40
Average expected option term TSOP	8.9 years
Per-share grant-date fair value TSOP	$15.84

For the first quarter of 2013, options relating to 1,024,614 shares were exercised, yielding $35 million of cash proceeds and $13 million of tax benefit recognized as additional paid-in capital. For the first quarter of 2012, options relating to 376,357 shares were exercised, yielding $11 million of cash proceeds and $6 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 162,000 RSUs granted in 2013, with an average grant-date fair value of $69.83 and a five-year restriction period. The RSUs granted in 2013 will be settled through the issuance of shares of Common Stock.

During the first quarter of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  For the first quarter of 2012, 281,900 of the RSUs granted in 2007 vested, with 174,535 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $2 million and $3 million for the first quarters of 2013 and 2012, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital, and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2013, there were 550,800 PSUs granted with a grant-date fair value of $69.83.

During the first quarter of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes.  For the first quarter 2012, 782,889 of the PSUs granted in 2009 were earned, with 488,957 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million and $11 million for the first quarters of 2013 and 2012, respectively.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.  IRS examinations have been completed for all years prior to 2011.  We expect the IRS to begin auditing our 2011 and 2012 consolidated income tax returns in late 2013.

3.  Earnings Per Share

	Basic		Diluted
	First Quarter
	2013	2012	2013	2012
	($ in millions except per share amounts,
	shares in millions)

Net income	$450	$410	$450	$410
Dividend equivalent payments	(2)	(3)	(1)	(2)

Income available to common stockholders	448	407	449	408

Weighted-average shares outstanding	314.5	328.3	314.5	328.3
Dilutive effect of outstanding options
and share-settled awards			3.6	4.6
Adjusted weighted-average shares outstanding			318.1	332.9

Earnings per share	$1.43	$1.24	$1.41	$1.23

During the first quarters of 2013 and 2012, dividend equivalent payments were made to holders of options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.8 million in both 2013 and 2012.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at March 31, 2013 and December 31, 2012, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Liabilities		Investees	Loss
	($ in millions)

December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income (loss):
Amounts reclassified into net income	36	(1)	-	36
Net gain	-		1	1
Tax expense	(14)		-	(14)
Other comprehensive income	22		1	23

March 31, 2013	$(977)		$(109)	$(1,086)

(1) These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 8, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 0.5 million and 5.7 million shares of Common Stock in the first quarters of 2013 and 2012, respectively, at a cost of $33 million and $400 million. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 128.9 million shares at a total cost of $7.5 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.0 billion at March 31, 2013, and $996 million at December 31, 2012.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $34 million and $36 million for the first quarters of 2013 and 2012, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $9 million and $6 million for the first quarters of 2013 and 2012, respectively.

“Accounts payable” includes $174 million at March 31, 2013, and $178 million at December 31, 2012, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both March 31, 2013 and December 31, 2012, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.40%.

7.  Debt

In the first quarter of 2013, we repaid $200 million under our accounts receivable securitization facility.  At March 31, 2013 and December 31, 2012, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.25%) and $300 million (at an average variable interest rate of 1.28%), respectively.  In October 2012, we renewed our accounts receivable securitization facility with a 364-day term to run until October 2013.

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

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2013	2012	2013	2012
	($ in millions)

Service cost	$10	$8	$4	$4
Interest cost	20	22	13	14
Expected return on plan assets	(35)	(34)	(4)	(4)
Amortization of net losses	22	19	14	13

Net cost	$17	$15	$27	$27

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

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

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$146	$181	$139	$174
Long-term debt, including current maturities	(8,485)	(10,606)	(8,482)	(10,734)

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

	Level 1	Level 2	Total
	($ in millions)
March 31, 2013
Long-term investments	$44	$137	$181
Long-term debt, including current maturities	(10,323)	(283)	(10,606)

December 31, 2012
Long-term investments	$41	$133	$174
Long-term debt, including current maturities	(10,450)	(284)	(10,734)

10.  Commitments and Contingencies

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

Third-party claims – We record a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage, and lading damage.  The actuarial firm assists us with the calculation of potential liability for third-party claims, except lading damage, based upon our experience including the number and timing of incidents, amount of payments, settlement rates, number of open claims, and legal defenses. The actuarial estimate includes a provision for claims that have been incurred but not reported. We adjust the liability quarterly based upon our assessment and the results of the study.  Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $48 million at March 31, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period). At March 31, 2013, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 151 known locations and projects compared with 146 locations and projects at December 31, 2012. At March 31, 2013, ten sites accounted for $28 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 21 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

With respect to known environmental sites (whether identified by us or by the Environmental Protection Agency (EPA) or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available cleanup technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.1 billion per occurrence for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence for property owned by us or in our care, custody, or control.

Purchase Commitments

At March 31, 2013, we had outstanding purchase commitments totaling approximately $515 million for locomotives, track and yard expansion projects, track material, freight cars, and vehicle fleet additions, in connection with our capital programs through 2016.

11.  New Accounting Pronouncement

In the first quarter of 2013, we prospectively adopted Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update requires the disclosure of the effects of reclassifications out of Accumulated Other Comprehensive Loss on the respective line items in our Consolidated Statements of Income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other required GAAP disclosures to provide additional detail about those amounts.  These disclosures can be made on the face of the financial statement that reports net income or in the notes, provided all the information is disclosed in a single location.  However, an entity is prohibited from providing this information on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income.  This update does not change the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements, nor does it change the items currently reported in other comprehensive income.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

KPMG LLP

Norfolk, Virginia

April 24, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 20,000 miles of road in 22 states and the District of Columbia, serves every major container port in the eastern United States, and provides efficient connections to other rail carriers.  We operate the most extensive intermodal network in the East and are a major transporter of coal, automotive, and industrial products.  During the first quarter of 2013, we opened the Franklin County Regional Intermodal Facility in Greencastle, Pennsylvania.  This is the third Crescent Corridor-related facility we have opened since mid-2012, in order to position ourselves to handle increased intermodal volumes faster and more reliably.

Our first quarter net income improved to $450 million in 2013 from $410 million in 2012 and earnings per share grew to $1.41 from $1.23 in the prior year.  Net income and earnings per share were favorably impacted by the recognition of the gain from the sale of certain assets to the Michigan Department of Transportation, resulting in an after-tax benefit of $60 million, or $0.19 per share.

Cash provided by operating activities for the first quarter of 2013 was $723 million, which along with cash on hand allowed for property additions, debt repayments, dividends, and share repurchases. In the first quarter of 2013, we repurchased approximately 0.5 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $33 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 128.9 million shares of Common Stock at a total cost of $7.5 billion. At March 31, 2013, cash, cash equivalents, and short-term investments totaled $687 million.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2013 net income was $450 million, up $40 million, or 10%, compared with the same period last year. The increase resulted from higher non-operating income, primarily the gain on sale of land in Michigan as discussed above, which was partially offset by a $54 million decline in income from railway operations.  The decrease in income from railway operations reflected a $51 million, or 2%, decline in railway operating revenues as the softness in our coal business overshadowed intermodal and general merchandise revenue growth.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 74.8% for the first quarter of 2013, compared with 73.3% for the first quarter of 2012.

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, volume, and supplier costs, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the first quarter of 2013, excluding the impact of increased consumption, fuel surcharge revenue decreased while fuel expense increased.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First quarter railway operating revenues were $2.7 billion in 2013, down $51 million or 2%, compared with the first quarter of 2012.  As shown in the following table, the decrease for the quarter was the result of lower average revenue per unit (which includes the effects of fuel surcharges), partially offset by higher volume.  Fuel surcharge revenue totaled $274 million for the first quarter of 2013 and $325 million for the first quarter of 2012.

First Quarter
2013 vs. 2012
Increase (Decrease)
($ in millions)

Revenue per unit	$(136)
Traffic volume (units)	85

Total	$(51)

Many of our negotiated fuel surcharges for coal and general merchandise shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $23 million for the first quarter of 2013 and approximately $26 million for the first quarter of 2012.

One of our customers, DuPont, has a rate reasonableness complaint pending before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable.  We dispute this allegation.  Since June 1, 2009, we have been billing and collecting from DuPont amounts based on the challenged tariff rates.  We presently expect resolution of the DuPont case to occur in 2014 and believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

Revenues, units, and average revenue per unit for our market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2013	2012	2013	2012	2013	2012
	($ in millions)		(in thousands)		($ per unit)

Coal	$635	$766	343.2	359.0	$1,850	$2,134
General merchandise:
Chemicals	394	362	106.0	96.0	3,719	3,772
Agriculture/consumer/gov’t	361	370	147.9	152.3	2,441	2,429
Metals and construction	336	342	154.8	165.5	2,172	2,068
Automotive	244	226	98.7	96.3	2,467	2,345
Paper/clay/forest	195	196	76.6	76.7	2,539	2,552
General merchandise	1,530	1,496	584.0	586.8	2,619	2,549

Intermodal	573	527	856.4	785.0	669	671

Total	$2,738	$2,789	1,783.6	1,730.8	1,535	1,611

Coal

Coal revenues decreased $131 million, or 17%, in the first quarter, compared with the same period last year, reflecting a 13% decline in average revenue per unit and a 4% decrease in carload volume.  Coal tonnage by market was as follows:

	First Quarter
	2013	2012
	(tons in thousands)

Utility	23,958	26,261
Export	8,419	6,724
Domestic metallurgical	4,042	4,572
Industrial	1,800	1,921

Total	38,219	39,478

The decline in coal tonnage for the first quarter of 2013 as compared to the same period of 2012 was driven primarily by the effects of natural gas displacement, resulting in higher than normal utility coal stockpiles that drove a 9% decrease in utility coal tonnage. Domestic metallurgical coal tonnage was down 12% in the first quarter due to the closure of a steel plant in the second half of 2012 and the continued decline in domestic steel production.  These declines were offset in part by a 25% increase in export coal tonnage in the first quarter, as an increase in Asian steel production resulted in a greater demand for metallurgical coal.  Export coal tonnage also reflected higher thermal coal shipments.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit.

General Merchandise

General merchandise revenues increased $34 million, or 2%, in the first quarter, compared with the same period last year, driven by a 3% increase in average revenue per unit, partially offset by a marginal decrease in volumes.

Chemicals volume increased 10% in the first quarter, a result of higher shipments of crude oil originated from the Bakken and Canadian oil fields.

Agriculture, consumer products, and government volume decreased 3% in the first quarter, reflecting reduced corn shipments due to customer sourcing changes and an ethanol plant closure during the fourth quarter of 2012.

Metals and construction volume decreased 6% in the first quarter, reflecting fewer iron and steel carloads (due to a steel plant closure), reduced scrap metal shipments (led by weakening demand), and fewer shipments of aggregates (due to weak market conditions in road/highway construction as well as fewer movements of scrubber stone as a result of lower utility coal burn).

Automotive volume grew 2% in the first quarter, primarily a result of new business from existing customers (including both finished vehicles and auto parts).

Paper, clay, and forest products volume was relatively flat during the first quarter.

General merchandise revenues for the remainder of the year are expected to be higher compared to last year due to improved average revenue per unit and higher volumes.

Intermodal

Intermodal revenues increased $46 million, or 9%, in the first quarter, compared with the same period last year, reflecting a 9% increase in volumes.  The increase in intermodal volumes was primarily due to a 10% improvement in domestic volume (which includes truckload and intermodal marketing companies) as a result of continued highway conversions.  We also experienced a 13% growth in international volume due to an improving economy and additional business associated with the opening of new intermodal terminals.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to higher volumes and improved average revenue per unit.

Railway Operating Expenses

First quarter railway operating expenses were $2.0 billion in 2013, up $3 million compared to the same period last year.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $16 million, or 4%. The increase was principally the result of higher fuel consumption (locomotive fuel consumption was up 2%), which had an impact of $9 million, as well as increased fuel prices (locomotive fuel prices rose 1%), which had an impact of $7 million.

Depreciation expense increased $3 million, or 1%, reflecting the effects of a larger capital base that more than offset the results of a recently completed equipment depreciation study.  The impact of the study was a decrease to depreciation expense in the first quarter of $8 million, primarily due to lower depreciation rates.  This impact is expected to continue for the remainder of the year, but to be more than offset by the effects of an increased capital base.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses rose $2 million, or 1%, driven by higher professional fees and automotive and joint facilities costs, offset in part by lower engineering and haulage costs.

The following table shows the components of purchased services and rents expenses:

	First Quarter
	2013	2012
	($ in millions)

Purchased services	$321	$318
Equipment rents	72	73

Total	$393	$391

Materials and other expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased $12 million, or 5%, reflecting lower materials usage associated with equipment and roadway repairs.

The following table shows the components of materials and other expenses:

	First Quarter
	2013	2012
	($ in millions)

Materials	$101	$112
Casualties and other claims	35	38
Other	82	80

Total	$218	$230

Compensation and benefits expense decreased $6 million, or 1%, reflecting changes in:

•         employee activity levels (down $14 million),

•         payroll taxes (down $7 million), and

•         pay rates (up $15 million).

Other Income – Net

Other income – net increased $106 million in the first quarter, reflecting a $97 million land sale gain in Michigan and higher net returns from corporate-owned life insurance (up $7 million).

Provision for Income Taxes

The effective income tax rate for the first quarter of 2013 was 35.4%, compared with 37.3% for the same period last year.  The decrease was primarily due to $9 million in income tax benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and higher net returns from corporate-owned life insurance.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2012.  The American Taxpayer Relief Act of 2012 extended fifty-percent bonus depreciation for 2013.  While bonus depreciation does not affect our total provision for income taxes or effective rate, we expect the absence of bonus depreciation to increase current income tax expense and the related cash outflows for the payment of income taxes beginning in 2014.

IRS examinations have been completed for all years prior to 2011.  We expect the IRS will begin auditing our 2011 and 2012 consolidated income tax returns in late 2013.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $723 million for the first quarter of 2013 compared with $1.0 billion for the same period of 2012, primarily reflecting the reduction of accounts payable and lower operating results.  We had working capital of $419 million at March 31, 2013, compared with $161 million at December 31, 2012, primarily reflecting lower short-term debt.  Cash, cash equivalents, and short-term investment balances totaled $687 million at March 31, 2013, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  There have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2012.

Cash used in investing activities was $366 million for the first quarter of 2013, compared with $436 million in the same period last year, primarily reflecting a decrease in property additions.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we will continue to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $305 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $339 million for the substantial completion of work on these projects, which is now expected in 2015 based on business considerations.  This includes planned investments of approximately $87 million for the remainder of 2013 and approximately $57 million thereafter through 2015.  If and when capacity warrants, additional improvements and expansions beyond these amounts may be made to the Crescent Corridor.

Cash used in financing activities was $338 million in the first quarter of 2013 compared with $46 million in the same period last year. The change includes the absence of proceeds from borrowings, offset in part by lower share repurchases.  We repurchased approximately 0.5 million shares, totaling $33 million, in the first quarter of 2013, compared to 5.7 million shares, totaling $400 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 45.6% at March 31, 2013 and 47.1% at December 31, 2012.

We have authority from our Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at   March 31, 2013, and are in compliance with all of our covenants.  In October 2012, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2013. There was $100 million and $300 million outstanding under this program at March 31, 2013 and December 31, 2012, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of our Board of Directors. There have been no significant changes to the application of critical accounting estimates disclosure contained in our Form 10-K at December 31, 2012.

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

We and the NCCC have concluded the round of bargaining that began in 2009 and reached agreements that extend through December 31, 2014 with all applicable labor unions.  With regard to the Wheelersburg (Ohio) Terminal workers who are represented by the Brotherhood of Maintenance of Way Employes Division (BMWED), negotiations are underway and mediation under the auspices of the National Mediation Board is expected to begin in mid-2013.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At March 31, 2013, debt subject to interest rate fluctuations totaled $100 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by $1 million.  We consider it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse effect on our financial position, results of operations, or liquidity.

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs we have incurred, are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated liability. Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  We have an Environmental Policy Council, composed of senior managers, to oversee and interpret our environmental policy.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $48 million at

March 31, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period).  At March 31, 2013, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 151 known locations and projects. At that date, ten sites accounted for $28 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 21 locations, one or more of our subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

With respect to known environmental sites (whether identified by us or the EPA, or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available clean-up technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability. We estimate our environmental remediation liability on a site-by-site basis, using assumptions and judgments we deem appropriate for each site. As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments. We have consistently applied our methodology of estimating our environmental liabilities.

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

Inflation

In preparing financial statements, GAAP requires the use of historical cost that disregards the effects of inflation on the replacement cost of property.  As a capital-intensive company, most of our capital is invested in long-lived assets.  The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

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

However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which we have little or no control, including: transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions including, but not limited to, fluctuation and competition within the industries of our customers; competition and consolidation within the transportation industry; the operations of carriers with which we interchange; disruptions to our technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unpredictable demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For a discussion of significant risk factors applicable to our business, see Part II, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2013.  Based on such evaluation, our officers have concluded that, at March 31, 2013, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors included in our 2012 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				(c) Total
				Number of	(d) Maximum
				Shares	Number (or
				(or Units)	Approximate
				Purchased	Dollar Value)
	(a) Total			as Part of	of Shares (or Units)
	Number		(b) Average	Publicly	that may yet be
	of Shares		Price Paid	Announced	purchased under
	(or Units)		per Share	Plans or	the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2) Programs (2)

January 1-31, 2013	193,509		$69.59	192,344	46,395,267

February 1-28, 2013	290,220		$69.41	282,654	46,112,613

March 1-31, 2013	13,119		$74.89	-	46,112,613

Total	496,848			474,998

(1)	Of this amount, 21,850 represents shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)

Our Board of Directors authorized a share repurchase program, pursuant to which up to 125 million shares of Common Stock could be purchased through December 31, 2014.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

Item 6. Exhibits

See Exhibit Index beginning on page 30 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 24, 2013	/s/C.H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 24, 2013	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended February 13, 2013, are incorporated herein by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on February 19, 2013.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2013, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarters of 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the first quarters of 2013 and 2012; (iii) the Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the first quarters of 2013 and 2012; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.