Form 10-Q
period 2013-06-30
NORFOLK SOUTHERN CORP
filed 2013-07-24
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock ($1.00 par value per share)	311,952,780 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Second Quarter		First Six Months
	2013	2012	2013	2012
	($ in millions, except per share amounts)

Railway operating revenues	$2,802	$2,874	$5,540	$5,663

Railway operating expenses
Compensation and benefits	726	724	1,506	1,510
Purchased services and rents	410	392	803	783
Fuel	391	390	820	803
Depreciation	226	229	453	453
Materials and other	213	205	431	435

Total railway operating expenses	1,966	1,940	4,013	3,984

Income from railway operations	836	934	1,527	1,679

Other income – net	29	31	164	60
Interest expense on debt	128	122	257	242

Income before income taxes	737	843	1,434	1,497

Provision for income taxes	272	319	519	563

Net income	$465	$524	$915	$934

Per share amounts
Net income:
Basic	$1.47	$1.62	$2.90	$2.86
Diluted	1.46	1.60	2.87	2.82

Dividends	0.50	0.47	1.00	0.94

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Second Quarter		First Six Months
	2013	2012	2013	2012
	($ in millions)

Net income	$465	$524	$915	$934
Other comprehensive income, before tax:
Pension and other postretirement benefits	36	32	72	64
Other comprehensive income (loss) of
equity investees	1	-	2	(4)
Other comprehensive income, before tax	37	32	74	60
Income tax expense related to items of other
comprehensive income	(14)	(13)	(28)	(25)
Other comprehensive income, net of tax	23	19	46	35

Total comprehensive income	$488	$543	$961	$969

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$587	$653
Short-term investments	-	15
Accounts receivable – net	1,072	1,109
Materials and supplies	228	216
Deferred income taxes	137	167
Other current assets	54	82
Total current assets	2,078	2,242

Investments	2,366	2,300
Properties less accumulated depreciation of $10,152 and
$9,922, respectively	26,098	25,736
Other assets	63	64

Total assets	$30,605	$30,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,180	$1,362
Short-term debt	-	200
Income and other taxes	284	206
Other current liabilities	304	263
Current maturities of long-term debt	47	50
Total current liabilities	1,815	2,081

Long-term debt	8,430	8,432
Other liabilities	2,198	2,237
Deferred income taxes	7,974	7,832
Total liabilities	20,417	20,582

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 311,952,780 and 314,034,174 shares,
respectively, net of treasury shares	313	315
Additional paid-in capital	1,984	1,911
Accumulated other comprehensive loss	(1,063)	(1,109)
Retained income	8,954	8,643

Total stockholders’ equity	10,188	9,760

Total liabilities and stockholders’ equity	$30,605	$30,342

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Six Months
	2013	2012
	($ in millions)
Cash flows from operating activities
Net income	$915	$934
Reconciliation of net income to net cash provided by operating activities:
Depreciation	456	456
Deferred income taxes	143	138
Gains on properties	(99)	(2)
Changes in assets and liabilities affecting operations:
Accounts receivable	37	(64)
Materials and supplies	(12)	(33)
Other current assets	28	23
Current liabilities other than debt	6	162
Other – net	32	49
Net cash provided by operating activities	1,506	1,663

Cash flows from investing activities
Property additions	(884)	(968)
Property sales and other transactions	68	15
Investments, including short-term	(7)	(12)
Investment sales and other transactions	16	33
Net cash used in investing activities	(807)	(932)

Cash flows from financing activities
Dividends	(315)	(308)
Common stock issued – net	80	47
Purchase and retirement of common stock	(314)	(850)
Proceeds from borrowings – net	-	696
Debt repayments	(216)	(236)
Net cash used in financing activities	(765)	(651)

Net increase (decrease) in cash and cash equivalents	(66)	80

Cash and cash equivalents
At beginning of period	653	276

At end of period	$587	$356

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$244	$232
Income taxes (net of refunds)	238	264

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at June 30, 2013, and December 31, 2012, our results of operations and comprehensive income for the second quarters and first six months of 2013 and 2012, and our cash flows for the first six months of 2013 and 2012 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2013, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation expense was $6 million and $7 million during the second quarters of 2013 and 2012, respectively. For the first six months of 2013 and 2012, stock-based compensation expense was $43 million and $41 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $2 million and $3 million for the second quarters of 2013 and 2012, and net benefits of $14 million for the first six months of both 2013 and 2012.

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

For the second quarter of 2013, options relating to 546,886 shares were exercised, yielding $18 million of cash proceeds and $7 million of tax benefit recognized as additional paid-in capital. For the second quarter of 2012, options relating to 396,939 shares were exercised, yielding $10 million of cash proceeds and $6 million of tax benefit recognized as additional paid-in capital.

For the first six months of 2013, options relating to 1,571,500 shares were exercised, yielding $53 million of cash proceeds and $20 million of tax benefit recognized as additional paid-in capital. For the first six months of 2012, options relating to 773,296 shares were exercised, yielding $21 million of cash proceeds and $12 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 162,000 RSUs granted in 2013, with an average grant-date fair value of $69.83 and a five-year restriction period. The RSUs granted in 2013 will be settled through the issuance of shares of Common Stock.

No RSUs were earned or paid out in the second quarter of 2013. In the second quarter of 2012, 30,000 RSUs granted in 2007 vested, with 17,340 shares issued net of withholding taxes. During the first six months of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  For the first six months of 2012, 311,900 of the RSUs granted in 2007 vested, with 191,875 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were less than $1 million for the second quarters of 2013 and 2012, and $2 million and $3 million for the first six months of 2013 and 2012, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital, and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2013, there were 550,800 PSUs granted with a grant-date fair value of $69.83.

No PSUs were earned or paid out in the second quarters of 2013 and 2012. During the first six months of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes.  For the first six months of 2012, 782,889 of the PSUs granted in 2009 were earned, with 488,957 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million and $11 million for the first six months of 2013 and 2012, respectively.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.  IRS examinations have been completed for all years prior to 2011.  We expect the IRS could begin auditing our 2011 and 2012 consolidated income tax returns in early 2014.

3.  Earnings Per Share

	Basic		Diluted
	Second Quarter
	2013	2012	2013	2012
	($ in millions except per share amounts,
	shares in millions)

Net income	$465	$524	$465	$524
Dividend equivalent payments	(1)	(2)	(1)	-

Income available to common stockholders	464	522	464	524

Weighted-average shares outstanding	314.1	322.7	314.1	322.7
Dilutive effect of outstanding options
and share-settled awards			3.7	4.8
Adjusted weighted-average shares outstanding			317.8	327.5

Earnings per share	$1.47	$1.62	$1.46	$1.60

	Basic		Diluted
	First Six Months
	2013	2012	2013	2012
	($ in millions except per share amounts,
	shares in millions)

Net income	$915	$934	$915	$934
Dividend equivalent payments	(3)	(4)	(2)	(2)

Income available to common stockholders	912	930	913	932

Weighted-average shares outstanding	314.3	325.5	314.3	325.5
Dilutive effect of outstanding options
and share-settled awards			3.6	4.7
Adjusted weighted-average shares outstanding			317.9	330.2

Earnings per share	$2.90	$2.86	$2.87	$2.82

During the second quarters and first six months of 2013 and 2012, dividend equivalent payments were made to holders of options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: zero and 0.8 million in 2013 and 2012, respectively.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at June 30, 2013 and December 31, 2012, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
Second Quarter
March 31, 2013	$(977)		$(109)	$(1,086)
Other comprehensive income (loss):
Amounts reclassified into net income	36	(1)	-	36
Net gain	-		1	1
Tax expense	(14)		-	(14)
Other comprehensive income	22		1	23

June 30, 2013	$(955)		$(108)	$(1,063)

First Six Months
December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income (loss):
Amounts reclassified into net income	72	(1)	-	72
Net gain	-		2	2
Tax expense	(28)		-	(28)
Other comprehensive income	44		2	46

June 30, 2013	$(955)		$(108)	$(1,063)

(1)    These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 8, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 4.2 million and 12.3 million shares of Common Stock in the first six months of 2013 and 2012, respectively, at a cost of $314 million and $850 million. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 132.6 million shares at a total cost of $7.8 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.0 billion at June 30, 2013, and $996 million at December 31, 2012.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $39 million and $30 million for the second quarters of 2013 and 2012, respectively, and $73 million and $66 million for the first six months of 2013 and 2012, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $9 million for the second quarters of both 2013 and 2012, and $18 million and $15 million for the first six months of 2013 and 2012, respectively.

“Accounts payable” includes $180 million at June 30, 2013, and $178 million at December 31, 2012, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both June 30, 2013 and December 31, 2012, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.40%.

7.  Debt

In the first quarter of 2013, we repaid $200 million under our accounts receivable securitization facility.  At June 30, 2013 and December 31, 2012, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.24%) and $300 million (at an average variable interest rate of 1.28%), respectively.  In October 2012, we renewed our accounts receivable securitization facility with a 364-day term to run until October 2013.

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

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2013	2012	2013	2012
	($ in millions)

Service cost	$10	$9	$4	$4
Interest cost	21	22	12	13
Expected return on plan assets	(36)	(35)	(4)	(3)
Amortization of net losses	22	19	14	13

Net cost	$17	$15	$26	$27

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2013	2012	2013	2012
	($ in millions)

Service cost	$20	$17	$8	$8
Interest cost	41	44	25	27
Expected return on plan assets	(71)	(69)	(8)	(7)
Amortization of net losses	44	38	28	26

Net cost	$34	$30	$53	$54

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

The asset’s or liability’s fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

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

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$147	$176	$139	$174
Long-term debt, including current maturities	(8,477)	(10,038)	(8,482)	(10,734)

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

	Level 1	Level 2	Total
	($ in millions)
June 30, 2013
Long-term investments	$45	$131	$176
Long-term debt, including current maturities	(9,777)	(261)	(10,038)

December 31, 2012
Long-term investments	$41	$133	$174
Long-term debt, including current maturities	(10,450)	(284)	(10,734)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $53 million at June 30, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period). At June 30, 2013, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 149 known locations and projects compared with 146 locations and projects at December 31, 2012. At June 30, 2013, ten sites accounted for $29 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At June 30, 2013, we had outstanding purchase commitments totaling approximately $487 million for locomotives, track and yard expansion projects, track material, freight cars, and vehicle fleet additions, in connection with our capital programs through 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2013, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the related consolidated statements of cash flows for the six‑month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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
July 24, 2013

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

Our second quarter net income declined to $465 million in 2013 from $524 million in 2012 and earnings per share decreased to $1.46 from $1.60 in the prior year, as our financial results were negatively impacted by lower coal revenues.

Cash provided by operating activities for the first six months of 2013 totaled $1.5 billion, which along with cash on hand allowed for property additions, dividends, share repurchases, and debt repayments. In the first six months of 2013, we repurchased approximately 4.2 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $314 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 132.6 million shares of Common Stock at a total cost of $7.8 billion. At June 30, 2013, cash and cash equivalents totaled $587 million.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2013 net income was $465 million, down $59 million, or 11%, compared with the same period last year. The decrease resulted from a $98 million decline in income from railway operations, offset in part by lower income taxes.  The decrease in income from railway operations reflected a $72 million, or 3%, decline in railway operating revenues as softness in our coal business outweighed general merchandise and intermodal revenue growth.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 70.2% for the second quarter of 2013, compared with 67.5% for the second quarter of 2012.

For the first six months of 2013, net income was $915 million, down $19 million, or 2%, compared with the same period last year, driven by lower income from railway operations, partially offset by increased nonoperating income items and decreased income tax expense. Results were favorably impacted by the recognition of the gain from the sale of certain assets to the Michigan Department of Transportation, benefiting net income by $60 million and earnings per share by $0.19.

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, volume, and supplier costs, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the second quarter and first six months of 2013, excluding the impact of increased consumption, the decreases in fuel surcharge revenue exceeded the decreases in fuel expense.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter railway operating revenues were $2.8 billion in 2013, down $72 million, or 3%, compared with the second quarter of 2012.  For the first six months of 2013, railway operating revenues were $5.5 billion, down $123 million, or 2%, compared with the same period last year. As shown in the following table, the decreases resulted from lower average revenue per unit (which includes the effects of fuel surcharges), partially offset by higher volume.  Fuel surcharge revenue for the second quarters of 2013 and 2012 totaled $306 million and $365 million, respectively, and $580 million and $690 million for the first six months of 2013 and 2012, respectively.

	Second Quarter	First Six Months
	2013 vs. 2012	2013 vs. 2012
	Increase (Decrease)
	($ in millions)

Revenue per unit	$(134)	$(270)
Volume (units)	62	147

Total	$(72)	$(123)

Many of our negotiated fuel surcharges for coal and general merchandise shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $4 million for the quarter and $27 million for the first six months of 2013.  This two-month lag increased fuel surcharge revenue by approximately $61 million for the second quarter of 2012 and $35 million for the first six months of 2012.

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

Revenues, units, and average revenue per unit for our market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2013	2012	2013	2012	2013	2012
	($ in millions)		(in thousands)		($ per unit)

Coal	$626	$755	341.4	354.8	$1,833	$2,126
General merchandise:
Chemicals	415	379	114.0	98.5	3,642	3,844
Agriculture/consumer/gov’t	366	370	147.9	150.1	2,475	2,464
Metals and construction	350	369	171.1	180.2	2,045	2,047
Automotive	261	239	106.4	98.4	2,456	2,431
Paper/clay/forest	196	199	76.4	76.9	2,570	2,593
General merchandise	1,588	1,556	615.8	604.1	2,580	2,576

Intermodal	588	563	881.0	840.4	667	671

Total	$2,802	$2,874	1,838.2	1,799.3	1,524	1,597

	First Six Months
	Revenues		Units		Revenue per Unit
	2013	2012	2013	2012	2013	2012
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,261	$1,521	684.6	713.8	$1,841	$2,130
General merchandise:
Chemicals	809	741	220.0	194.5	3,679	3,808
Agriculture/consumer/gov’t	727	740	295.8	302.4	2,458	2,446
Metals and construction	686	711	325.9	345.7	2,106	2,057
Automotive	505	465	205.1	194.7	2,461	2,388
Paper/clay/forest	391	395	153.0	153.6	2,554	2,573
General merchandise	3,118	3,052	1,199.8	1,190.9	2,599	2,563

Intermodal	1,161	1,090	1,737.4	1,625.4	668	671

Total	$5,540	$5,663	3,621.8	3,530.1	1,530	1,604

Coal

Coal revenues decreased $129 million, or 17%, in the second quarter and $260 million, or 17%, for the first six months, compared with the same periods last year.  Both decreases resulted from declines in average revenue per unit (down 14% in both the second quarter and the first six months) and carload volume (down 4% in both the second quarter and the first six months).

Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(tons in thousands)

Utility	24,319	23,527	48,277	49,788
Export	7,380	8,530	15,799	15,254
Domestic metallurgical	4,608	5,019	8,650	9,591
Industrial	1,810	1,880	3,610	3,801

Total	38,117	38,956	76,336	78,434

Export coal tonnage decreased 13% in the second quarter, but increased 4% for the first six months as compared to the same periods of 2012.  Despite increased Asian steel production, strong competition in a well-supplied global market led to weak metallurgical shipments for both periods.  Notwithstanding strong global competition negatively impacting second quarter, the first six months reflected higher overall export thermal coal shipments.  Domestic metallurgical coal tonnage was down 8% in the second quarter and 10% for the first six months due to the continued decline in domestic steel production and the closure of a steel plant in the second half of 2012.  Industrial coal tonnage declined 4% in the second quarter and 5% for the first six months, as a result of weak demand.  Utility coal tonnage improved 3% in the second quarter, but declined 3% for the first six months.  Utility coal shipments in our northern region increased for both periods as higher coal burn necessitated stockpile replenishments.  These increases were partially offset for the quarter and completely for the first six months by the effects of natural gas competition which reduced utility shipments in our southern region.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit and lower volumes.

General Merchandise

General merchandise revenues increased $32 million, or 2%, in the second quarter, compared with the same period last year, driven by a 2% increase in carload volumes and a modest improvement in average revenue per unit. For the first six months, general merchandise revenues increased $66 million, or 2%, reflecting a 1% rise in average revenue per unit and a 1% increase in carload volumes.

Chemicals volume increased 16% in the second quarter and 13% for the first six months, largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields.

Automotive volume grew 8% in the second quarter and 5% for the first six months, primarily a result of increased North American light vehicle production at plants we serve and new business from existing customers (including both auto parts and finished vehicles).

Metals and construction volume decreased 5% in the second quarter and 6% for the first six months, reflecting fewer iron and steel carloads (due to a steel plant closure) and reduced scrap metal shipments (led by weakening demand).

Agriculture, consumer products, and government volume decreased 1% in the second quarter and 2% for the first six months, reflecting fewer revenue movements of empty equipment, in addition to reduced shipments of soybeans and related products as domestic bean supplies tightened.  These declines were partially offset by higher shipments of fertilizer due to a strong farm economy and increased planting activity.  Prior year drought conditions led to more shipments of corn into the Midwest gathering markets; however, closure of an ethanol plant during the fourth quarter of 2012 and customer sourcing changes overshadowed this improvement during the first six months.

Paper, clay, and forest products decreased modestly in the second quarter and for the first six months, reflecting fewer shipments of graphic paper due to the decline in newsprint and white paper consumption in North America.  This decline was partially offset by more carloads of lumber as the housing sector continues to recover.

General merchandise revenues for the remainder of the year are expected to be higher compared to last year due to higher volumes and improved average revenue per unit.

Intermodal

Intermodal revenues increased $25 million, or 4%, in the second quarter, compared with the same period last year, reflecting a 5% increase in volumes and a 1% decrease in average revenue per unit.  For the first six months, intermodal revenues increased $71 million, or 7%, reflecting a 7% increase in carload volumes and a slight decline in average revenue per unit.

Domestic volume (including truckload and intermodal marketing companies, Triple Crown Services, and Premium business) improved 6% in the second quarter and 7% for the first six months, the result of continued highway conversions and additional business associated with the opening of new intermodal terminals.

International volume grew 2% in the second quarter and 8% for the first six months, due to growth across existing customers as the economy continued to improve.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to higher volumes and improved average revenue per unit.

Railway Operating Expenses

Second quarter railway operating expenses were $2.0 billion in 2013, up $26 million, or 1%, compared to the same period last year. For the first six months, expenses were $4.0 billion, up $29 million, or 1%, compared to the same period last year. Both periods included higher purchased services and rents, whereas the first six months also included higher fuel expenses.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses rose $18 million, or 5%, in the second quarter and $20 million, or 3%, for the first six months, driven by higher Conrail rents and services and increased roadway repair costs.

The following table shows the components of purchased services and rents expenses:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	($ in millions)

Purchased services	$343	$320	$664	$638
Equipment rents	67	72	139	145

Total	$410	$392	$803	$783

Materials and other expenses (including the estimated costs related to personal injury, property damage, and environmental matters) increased $8 million, or 4%, in the second quarter, but decreased $4 million, or 1%, for the first six months. Both periods reflect increased material and supplies costs for equipment repairs and higher environmental expenses, which were offset in part for the quarter and entirely for the first six months by more favorable personal injury claims development and lower bad debt expense.

The following table shows the components of materials and other expenses:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	($ in millions)

Materials	$116	$95	$217	$207
Casualties and other claims	20	30	55	68
Other	77	80	159	160

Total	$213	$205	$431	$435

Compensation and benefits expense increased $2 million in the second quarter, but decreased $4 million for the first six months, reflecting changes in:

•         pay rates (up $16 million for the quarter and $31 million for the first six months),

•         employee activity levels (down $7 million for the quarter and $21 million for the first six months), and

•         payroll taxes (down $7 million for the quarter and $14 million for the first six months).

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $1 million for the second quarter and $17 million, or 2%, for the first six months. The increases principally resulted from higher fuel consumption (locomotive fuel consumption was up 3% and 2% for the second quarter and first six months, respectively), which had impacts of $11 million in the second quarter and $20 million for the first six months, offset in part by lower fuel prices (locomotive fuel prices declined 4% and 1%, respectively), which had impacts of $10 million and $3 million, respectively.

Depreciation expense decreased $3 million, or 1%, in the second quarter and was flat in the first six months.  The favorable impact of the equipment depreciation study that was completed during the first quarter of 2013 was partially offset for the quarter and entirely for the first six months by the effects of an increased capital base.

Other Income – Net

Other income – net decreased $2 million in the second quarter, but increased $104 million for the first six months of 2013.  Both periods reflect changes in:

•         coal royalties (down $6 million for the quarter and $9 million for the first six months),

•         net returns from corporate-owned life insurance (down $2 million for the quarter, but up $5 million for the first six months), and

•         miscellaneous items (up $6 million for the quarter and $11 million for the first six months).

The first six months also reflected a $97 million land sale gain in Michigan.

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 36.9% and 36.2% in 2013, respectively, compared with 37.8% and 37.6%, respectively, for the same periods last year.  Both periods benefited from tax credits that became available in 2013 as a result of the American Taxpayer Relief Act of 2012 (Act), which was enacted January 2, 2013.  The lower year-to-date effective rate also reflects $9 million in benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the Act.

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

IRS examinations have been completed for all years prior to 2011.  We expect the IRS could begin auditing our 2011 and 2012 consolidated income tax returns in early 2014.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.5 billion for the first six months of 2013 compared with $1.7 billion for the same period of 2012, primarily reflecting the reduction of accounts payable.  We had working capital of $263 million at June 30, 2013, compared with $161 million at December 31, 2012, primarily reflecting lower short-term debt.  Cash and cash equivalents totaled $587 million at June 30, 2013, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  There have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2012.

Cash used in investing activities was $807 million for the first six months of 2013, compared with $932 million in the same period last year, primarily reflecting a decrease in property additions.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and

I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we will continue to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $305 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania,

Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $332 million for the substantial completion of work on these projects, which is expected in 2015.  This includes planned investments of approximately $61 million for the remainder of 2013 and approximately $57 million thereafter through 2015.  If and when capacity warrants, additional improvements and expansions beyond these amounts may be made to the Crescent Corridor.

Cash used in financing activities was $765 million in the first six months of 2013 compared with $651 million in the same period last year. The change includes the absence of proceeds from borrowings, offset in part by lower share repurchases.  We repurchased approximately 4.2 million shares, totaling $314 million, in the first six months of 2013, compared to 12.3 million shares, totaling $850 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 45.4% at June 30, 2013 and 47.1% at December 31, 2012.

We have authority from our Board of Directors to issue an additional $600 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at June 30, 2013, and are in compliance with all of our covenants.  In October 2012, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2013. There was $100 million and $300 million outstanding under this program at June 30, 2013 and December 31, 2012, respectively.

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

We and the NCCC have concluded the round of bargaining that began in 2009 and reached agreements that extend through December 31, 2014 with all applicable labor unions.  With regard to the Wheelersburg (Ohio) Terminal workers who are represented by the Brotherhood of Maintenance of Way Employes Division (BMWED), negotiations are underway and mediation under the auspices of the National Mediation Board is expected to begin in October 2013.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At June 30, 2013, debt subject to interest rate fluctuations totaled $100 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by $1 million.  We consider it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $53 million at June 30, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period).  At June 30, 2013, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 149 known locations and projects. At that date, ten sites accounted for $29 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which we have little or no control, including: significant governmental legislation and regulation over commercial, operating and environmental matters; transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions including, but not limited to, fluctuation and competition within the industries of our customers; climate change legislative and regulatory developments; competition and consolidation within the transportation industry; the operations of carriers with which we interchange; disruptions to our technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; results of litigation; natural events such as severe weather, hurricanes, and floods; unpredictable demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; and changes in securities and capital markets.  For a discussion of significant risk factors applicable to our business, see Part II, Item 1A “Risk Factors.”  Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2013.  Based on such evaluation, our officers have concluded that, at June 30, 2013, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors included in our 2012 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				(c) Total
				Number of	(d) Maximum
				Shares	Number (or
				(or Units)	Approximate
				Purchased	Dollar Value)
	(a) Total			as Part of	of Shares (or Units)
	Number		(b) Average	Publicly	that may yet be
	of Shares		Price Paid	Announced	purchased under
	(or Units)		per Share	Plans or	the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2) Programs (2)

April 1-30, 2013	286,570		$76.23	283,963	45,828,650

May 1-31, 2013	1,646,867		$78.29	1,644,723	44,183,927

June 1-30, 2013	1,749,048		$74.60	1,749,048	42,434,879

Total	3,682,485			3,677,734

(1)	Of this amount, 4,751 represents shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
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

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 24, 2013	/s/C.H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 24, 2013	/s/Howard D. McFadden Howard D. McFadden Corporate Secretary (Signature)

EXHIBIT INDEX

10.1*	Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective June 26, 2013.

10.2*	Norfolk Southern Corporation Thoroughbred Stock Option Plan, as adopted effective January 26, 1999, and as amended effective July 22, 2013.

10.3*	Norfolk Southern Corporation Long-term Incentive Plan, as approved by shareholders May 13, 2010, and as amended July 23, 2013.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2013, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the second quarters and first six months of 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months of 2013 and 2012; (iii) the Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the first six months of 2013 and 2012; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.