Form 10-Q
period 2013-09-30
NORFOLK SOUTHERN CORP
filed 2013-10-23
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock ($1.00 par value per share)	308,910,328 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	($ in millions, except per share amounts)

Railway operating revenues	$2,824	$2,693	$8,364	$8,356

Railway operating expenses
Compensation and benefits	735	724	2,241	2,234
Purchased services and rents	420	403	1,223	1,186
Fuel	390	379	1,210	1,182
Depreciation	230	230	683	683
Materials and other	200	226	631	661

Total railway operating expenses	1,975	1,962	5,988	5,946

Income from railway operations	849	731	2,376	2,410

Other income – net	30	33	194	93
Interest expense on debt	131	124	388	366

Income before income taxes	748	640	2,182	2,137

Provision for income taxes	266	238	785	801

Net income	$482	$402	$1,397	$1,336

Per share amounts
Net income:
Basic	$1.55	$1.26	$4.45	$4.12
Diluted	1.53	1.24	4.40	4.07

Dividends	0.52	0.50	1.52	1.44

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	($ in millions)

Net income	$482	$402	$1,397	$1,336
Other comprehensive income, before tax:
Pension and other postretirement benefits	38	33	110	97
Other comprehensive income (loss) of
equity investees	-	-	2	(4)
Other comprehensive income, before tax	38	33	112	93
Income tax expense related to items of other
comprehensive income	(15)	(13)	(43)	(38)
Other comprehensive income, net of tax	23	20	69	55

Total comprehensive income	$505	$422	$1,466	$1,391

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$984	$653
Short-term investments	20	15
Accounts receivable – net	1,083	1,109
Materials and supplies	224	216
Deferred income taxes	149	167
Other current assets	34	82
Total current assets	2,494	2,242

Investments	2,395	2,300
Properties less accumulated depreciation of $10,271 and
$9,922, respectively	26,413	25,736
Other assets	63	64

Total assets	$31,365	$30,342

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,267	$1,362
Short-term debt	-	200
Income and other taxes	241	206
Other current liabilities	377	263
Current maturities of long-term debt	447	50
Total current liabilities	2,332	2,081

Long-term debt	8,499	8,432
Other liabilities	2,166	2,237
Deferred income taxes	8,074	7,832
Total liabilities	21,071	20,582

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 308,910,328 and 314,034,174 shares,
respectively, net of treasury shares	310	315
Additional paid-in capital	1,979	1,911
Accumulated other comprehensive loss	(1,040)	(1,109)
Retained income	9,045	8,643

Total stockholders’ equity	10,294	9,760

Total liabilities and stockholders’ equity	$31,365	$30,342

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Nine Months
	2013	2012
	($ in millions)
Cash flows from operating activities
Net income	$1,397	$1,336
Reconciliation of net income to net cash provided by operating activities:
Depreciation	687	688
Deferred income taxes	215	279
Gains and losses on properties and investments	(100)	(4)
Changes in assets and liabilities affecting operations:
Accounts receivable	26	(56)
Materials and supplies	(8)	(27)
Other current assets	48	43
Current liabilities other than debt	121	183
Other – net	18	34
Net cash provided by operating activities	2,404	2,476

Cash flows from investing activities
Property additions	(1,470)	(1,522)
Property sales and other transactions	109	47
Investments, including short-term	(29)	(14)
Investment sales and other transactions	21	37
Net cash used in investing activities	(1,369)	(1,452)

Cash flows from financing activities
Dividends	(476)	(467)
Common stock issued – net	92	77
Purchase and retirement of common stock	(564)	(1,150)
Proceeds from borrowings – net	492	1,291
Debt repayments	(248)	(358)
Net cash used in financing activities	(704)	(607)

Net increase in cash and cash equivalents	331	417

Cash and cash equivalents
At beginning of period	653	276

At end of period	$984	$693

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$305	$297
Income taxes (net of refunds)	485	536

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at September 30, 2013, and December 31, 2012, our results of operations and comprehensive income for the third quarters and first nine months of 2013 and 2012, and our cash flows for the first nine months of 2013 and 2012 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2013, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation was an expense of $4 million during the third quarter of 2013 and a benefit of less than $1 million during the third quarter of 2012. For the first nine months of 2013 and 2012, stock-based compensation expense was $47 million and $41 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were a net benefit of $2 million and a net expense of $1 million for the third quarters of 2013 and 2012, respectively, and net benefits of $16 million and $13 million for the first nine months of 2013 and 2012, respectively.

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

For the third quarter of 2013, options relating to 207,233 shares were exercised, yielding $9 million of cash proceeds and $2 million of tax benefit recognized as additional paid-in capital. For the third quarter of 2012, options relating to 703,231 shares were exercised, yielding $19 million of cash proceeds and $12 million of tax benefit recognized as additional paid-in capital.

For the first nine months of 2013, options relating to 1,778,733 shares were exercised, yielding $62 million of cash proceeds and $22 million of tax benefit recognized as additional paid-in capital. For the first nine months of 2012, options relating to 1,476,527 shares were exercised, yielding $40 million of cash proceeds and $24 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

There were 162,000 RSUs granted in 2013, with an average grant-date fair value of $69.83 and a five-year restriction period. The RSUs granted in 2013 will be settled through the issuance of shares of Common Stock.

No RSUs were earned or paid out in the third quarters of 2013 or 2012. During the first nine months of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  For the first nine months of 2012, 311,900 of the RSUs granted in 2007 vested, with 191,875 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $1 million and less than $1 million for the third quarters of 2013 and 2012, respectively, and $3 million for the first nine months of both 2013 and 2012.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital, and operating ratio) at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2013, there were 550,800 PSUs granted with a grant-date fair value of $69.83.

No PSUs were earned or paid out in the third quarters of 2013 and 2012. During the first nine months of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes.  For the first nine months of 2012, 782,889 of the PSUs granted in 2009 were earned, with 488,957 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million and $11 million for the first nine months of 2013 and 2012, respectively.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.  IRS examinations have been completed for all years prior to 2011.  We expect the IRS could begin auditing our 2011 and 2012 consolidated income tax returns in early 2014.

3.  Earnings Per Share

	Basic		Diluted
	Third Quarter
	2013	2012	2013	2012
	($ in millions except per share amounts,
	shares in millions)

Net income	$482	$402	$482	$402
Dividend equivalent payments	(2)	(3)	(1)	(1)

Income available to common stockholders	480	399	481	401

Weighted-average shares outstanding	310.4	317.7	310.4	317.7
Dilutive effect of outstanding options
and share-settled awards			3.5	4.1
Adjusted weighted-average shares outstanding			313.9	321.8

Earnings per share	$1.55	$1.26	$1.53	$1.24

	Basic		Diluted
	First Nine Months
	2013	2012	2013	2012
	($ in millions except per share amounts,
	shares in millions)

Net income	$1,397	$1,336	$1,397	$1,336
Dividend equivalent payments	(5)	(7)	(3)	(3)

Income available to common stockholders	1,392	1,329	1,394	1,333

Weighted-average shares outstanding	313.0	322.9	313.0	322.9
Dilutive effect of outstanding options
and share-settled awards			3.6	4.5
Adjusted weighted-average shares outstanding			316.6	327.4

Earnings per share	$4.45	$4.12	$4.40	$4.07

During the third quarters and first nine months of 2013 and 2012, dividend equivalent payments were made to holders of options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock of 0.8 million in both 2013 and 2012.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at September 30, 2013 and December 31, 2012, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
Third Quarter
June 30, 2013	$(955)		$(108)	$(1,063)
Other comprehensive income (loss):
Amounts reclassified into net income	38	(1)	-	38
Tax expense	(15)		-	(15)
Other comprehensive income	23		-	23

September 30, 2013	$(932)		$(108)	$(1,040)

First Nine Months
December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income (loss):
Amounts reclassified into net income	110	(1)	-	110
Net gain	-		2	2
Tax expense	(43)		-	(43)
Other comprehensive income	67		2	69

September 30, 2013	$(932)		$(108)	$(1,040)

(1)    These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 8, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 7.5 million and 16.5 million shares of Common Stock in the first nine months of 2013 and 2012, respectively, at a cost of $564 million and $1.2 billion. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 135.9 million shares at a total cost of $8.1 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.0 billion at September 30, 2013, and $996 million at December 31, 2012.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $42 million and $33 million for the third quarters of 2013 and 2012, respectively, and $115 million and $99 million for the first nine months of 2013 and 2012, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $9 million and $8 million for the third quarters of 2013 and 2012, respectively, and $27 million and $23 million for the first nine months of 2013 and 2012, respectively.

“Accounts payable” includes $188 million at September 30, 2013, and $178 million at December 31, 2012, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both September 30, 2013 and December 31, 2012, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.40%.

7.  Debt

In the first quarter of 2013, we repaid $200 million under our accounts receivable securitization facility.  At September 30, 2013 and December 31, 2012, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.22%) and $300 million (at an average variable interest rate of 1.28%), respectively.  In October 2013, we renewed our accounts receivable securitization facility with a 364-day term to run until October 2014.

During the third quarter of 2013, we issued $500 million of 4.80% senior notes due 2043.

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

We have authority from our Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale.

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

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2013	2012	2013	2012
	($ in millions)

Service cost	$11	$8	$4	$3
Interest cost	20	22	12	14
Expected return on plan assets	(35)	(34)	(4)	(4)
Amortization of net losses	22	19	16	14

Net cost	$18	$15	$28	$27

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2013	2012	2013	2012
	($ in millions)

Service cost	$31	$25	$12	$11
Interest cost	61	66	37	41
Expected return on plan assets	(106)	(103)	(12)	(11)
Amortization of net losses	66	57	44	40

Net cost	$52	$45	$81	$81

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

The asset’s or liability’s fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

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

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$145	$176	$139	$174
Long-term debt, including current maturities	(8,946)	(10,317)	(8,482)	(10,734)

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

	Level 1	Level 2	Total
	($ in millions)
September 30, 2013
Long-term investments	$45	$131	$176
Long-term debt, including current maturities	(10,087)	(230)	(10,317)

December 31, 2012
Long-term investments	$41	$133	$174
Long-term debt, including current maturities	(10,450)	(284)	(10,734)

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

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads appealed this certification, and on August 9, 2013, the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against us and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $59 million at September 30, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period). At both September 30, 2013 and December 31, 2012, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 146 known locations and projects. At September 30, 2013, ten sites accounted for $28 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 15 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

Purchase Commitments

At September 30, 2013, we had outstanding purchase commitments totaling approximately $340 million for track and yard expansion projects, locomotives, track material, freight cars, and vehicle fleet additions, in connection with our capital programs through 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2013, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the related consolidated statements of cash flows for the nine‑month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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
October 23, 2013

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

Our net income increased 20% in the third quarter of 2013, compared with the same period of 2012, and earnings per share improved 23%, as our financial results were positively impacted by higher operating revenues aided by growth from energy-related shipments (crude oil and materials used in natural gas drilling), combined with increased revenue from other industrial products, intermodal, and automotive.

Cash provided by operating activities for the first nine months of 2013 totaled $2.4 billion, which along with cash on hand allowed for property additions, share repurchases, dividends, and debt repayments. In the first nine months of 2013, we repurchased approximately 7.5 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $564 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 135.9 million shares of Common Stock at a total cost of $8.1 billion. At September 30, 2013, cash, cash equivalents, and short-term investments totaled $1.0 billion.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2013 net income was $482 million, up $80 million, or 20%, compared with the same period last year. The improvement resulted from a $118 million increase in income from railway operations, offset in part by higher income taxes.  The increase in income from railway operations reflected $131 million, or 5%, of growth in railway operating revenues, as expansion in our general merchandise and intermodal businesses outweighed the softness in our coal markets.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 69.9% for the third quarter of 2013, compared with 72.9% for the third quarter of 2012.

For the first nine months of 2013, net income was $1.4 billion, up $61 million, or 5%, compared with the same period last year, driven by the favorable impact of the recognition of the gain from the sale of certain assets to the Michigan Department of Transportation, which benefited net income by $60 million and earnings per share by $0.19.

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, volume, and supplier costs, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the third quarter, excluding the impact of increased consumption, the increase in fuel surcharge revenue exceeded the increase in fuel expense.  For the first nine months of 2013, excluding the impact of increased consumption, fuel surcharge revenue decreased while fuel expense increased. Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter railway operating revenues were $2.8 billion in 2013, up $131 million, or 5%, compared with the third quarter of 2012.  For the first nine months of 2013, railway operating revenues were $8.4 billion, up $8 million compared with the same period last year. As shown in the following table, the increase for the quarter resulted from higher volume and improved average revenue per unit (which includes the effects of fuel surcharges).  The increase for the first nine months resulted from higher volume, largely offset by lower average revenue per unit.  Fuel surcharge revenue totaled $321 million and $286 million for the third quarters of 2013 and 2012, respectively, and $901 million and $976 million for the first nine months of 2013 and 2012, respectively.

	Third Quarter	First Nine Months
	2013 vs. 2012	2013 vs. 2012
	Increase (Decrease)
	($ in millions)

Volume (units)	$109	$258
Revenue per unit	22	(250)

Total	$131	$8

Many of our negotiated fuel surcharges for coal and general merchandise shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $41 million for the third quarter and $68 million for the first nine months of 2013.  This two-month lag decreased fuel surcharge revenue by approximately $21 million for the third quarter of 2012, but increased fuel surcharge revenue by approximately $14 million for the first nine months of 2012.

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

Revenues, units, and average revenue per unit for our market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2013	2012	2013	2012	2013	2012
	($ in millions)		(in thousands)		($ per unit)

Coal	$641	$701	339.9	348.2	$1,885	$2,014
General merchandise:
Chemicals	429	370	113.1	99.0	3,787	3,739
Agriculture/consumer/gov’t	346	344	138.0	142.6	2,504	2,415
Metals and construction	372	314	180.5	165.6	2,060	1,897
Automotive	227	203	93.3	85.8	2,441	2,363
Paper/clay/forest	204	194	79.4	76.7	2,575	2,530
General merchandise	1,578	1,425	604.3	569.7	2,611	2,502

Intermodal	605	567	912.9	867.1	663	653

Total	$2,824	$2,693	1,857.1	1,785.0	1,521	1,509

	First Nine Months
	Revenues		Units		Revenue per Unit
	2013	2012	2013	2012	2013	2012
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,902	$2,222	1,024.5	1,062.0	$1,856	$2,092
General merchandise:
Chemicals	1,238	1,111	333.1	293.5	3,716	3,785
Agriculture/consumer/gov’t	1,073	1,084	433.8	445.0	2,473	2,436
Metals and construction	1,058	1,025	506.4	511.3	2,089	2,005
Automotive	732	668	298.4	280.5	2,455	2,381
Paper/clay/forest	595	589	232.4	230.3	2,561	2,559
General merchandise	4,696	4,477	1,804.1	1,760.6	2,603	2,543

Intermodal	1,766	1,657	2,650.3	2,492.5	666	665

Total	$8,364	$8,356	5,478.9	5,315.1	1,527	1,572

Coal

Coal revenues decreased $60 million, or 9%, in the third quarter and $320 million, or 14%, for the first nine months, compared with the same periods last year.  Both decreases resulted from declines in average revenue per unit (down 6% in the third quarter and 11% for the first nine months) and carload volumes (down 2% in the third quarter and 4% for the first nine months).

Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(tons in thousands)

Utility	25,372	25,996	73,649	75,784
Export	6,512	6,191	22,311	21,445
Domestic metallurgical	4,357	4,649	13,007	14,240
Industrial	1,659	1,724	5,269	5,525

Total	37,900	38,560	114,236	116,994

Utility coal tonnage declined 2% in the third quarter and 3% for the first nine months, as compared to the same periods of 2012.  Utility coal shipments in our southern region decreased for both periods primarily due to lower demand as utility stockpiles remained high and natural gas prices remained low.  These decreases were partially offset by increased utility coal shipments in our northern region as higher coal burn necessitated stockpile replenishments to maintain targeted levels.  Domestic metallurgical coal tonnage was down 6% in the third quarter and 9% for the first nine months due to reduced domestic steel production, coupled with lower demand from coal origins we serve.  The first nine months was also impacted by the effects of the closure of a steel plant in the third quarter of 2012.  Export coal tonnage increased 5% in the third quarter and 4% for the first nine months.  Despite strong global competition, both periods reflected higher export thermal coal shipments.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower volumes and lower average revenue per unit.

General Merchandise

General merchandise revenues increased $153 million, or 11%, in the third quarter and $219 million, or 5%, for the first nine months, compared with the same periods last year.  Increases in both periods were driven by higher carload volumes (increases of 6% and 2%, respectively) and improved average revenue per unit (rises of 4% and 2%, respectively).

Chemicals volume increased 14% in the third quarter and 13% for the first nine months, largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields.

Metals and construction volume increased 9% in the third quarter, but decreased 1% for the first nine months.  Both periods reflected more shipments of aggregates (increased scrubber stone and synthetic gypsum carloads), in addition to higher slag shipments and fractionating sand carloads for natural gas drilling.  The third quarter also reflected increased iron and steel carloads, whereas the first nine months reflected fewer iron and steel carloads (due to a steel plant closure during the third quarter of 2012) and reduced scrap metal shipments (a result of weakening demand).

Automotive volume grew 9% in the third quarter and 6% for the first nine months, primarily a result of increased North American light vehicle production at plants we serve and new business from existing customers (including both auto parts and finished vehicles).

Paper, clay, and forest products volume improved 4% in the third quarter and 1% for the first nine months, reflecting more shipments of pulpboard, pulp, and woodchips as a result of stronger demand.  The first nine months also included more carloads of lumber as the housing sector continues to recover.   For both periods, these volume increases were partially offset by reduced demand resulting from the decline in newsprint and white paper consumption in North America.

Agriculture, consumer products, and government volume decreased 3% in both the third quarter and for the first nine months, reflecting reduced shipments of corn into the Midwest gathering markets due to prior year drought conditions.  As domestic bean supplies tightened, we handled fewer shipments of soybeans and related products.  The first nine months also reflected fewer revenue movements of empty equipment, as well as lower shipments of corn syrup as a result of customer sourcing changes.  Carload volume declines for both periods were partially offset by higher shipments of wheat, which served as a substitute for drought-stricken corn in animal feed, in addition to more carloads of food oils as a result of new business with existing customers.  The first nine months also included increased shipments of fertilizer due to a strong farm economy and increased planting activity.

General merchandise revenues for the remainder of the year are expected to increase as compared to last year due to improved average revenue per unit and higher volumes.

Intermodal

Intermodal revenues increased $38 million, or 7%, in the third quarter, compared with the same period last year, reflecting a 5% increase in volumes and a 2% increase in average revenue per unit.  For the first nine months, intermodal revenues increased $109 million, or 7%, reflecting a 6% increase in carload volumes and a slight improvement in average revenue per unit.

Domestic volume (including truckload and intermodal marketing companies, Triple Crown Services, and Premium business) improved 7% in both the third quarter and the first nine months, the result of continued highway conversions and additional business associated with the opening of new intermodal terminals.

International volume grew 2% in the third quarter and 6% for the first nine months due to growth with existing customers as the economy continued to improve.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases and improved average revenue per unit.

Railway Operating Expenses

Third-quarter railway operating expenses were $2.0 billion in 2013, up $13 million, or 1%, compared to the same period last year. For the first nine months, expenses were $6.0 billion, up $42 million, or 1%, compared to the same period last year. Both periods included higher purchased services and rents and increased fuel expense, offset in part by lower materials and other expense.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses rose $17 million, or 4%, in the third quarter and $37 million, or 3%, for the first nine months, driven by higher Conrail rents and services, increased intermodal operational costs, and higher haulage expenses.  For the quarter, these increases were partially offset by lower roadway repair costs, whereas the first nine months reflected higher roadway repair and transportation activity costs.

The following table shows the components of purchased services and rents expenses:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	($ in millions)

Purchased services	$349	$333	$1,013	$971
Equipment rents	71	70	210	215

Total	$420	$403	$1,223	$1,186

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $11 million, or 3%, in the third quarter and $28 million, or 2%, for the first nine months. The increases principally resulted from higher fuel consumption (locomotive fuel consumption was up 2% for both the third quarter and the first nine months), which had an impact of $6 million in the third quarter and $26 million for the first nine months.  While locomotive fuel prices remained relatively stable over the prior year (locomotive fuel prices were flat for the third quarter and declined 1% for the first nine months), we incurred higher costs associated with other fuels used in operations.

Compensation and benefits expense increased $11 million, or 2%, in the third quarter and $7 million for the first nine months, reflecting changes in:

•         incentive and stock-based compensation (up $15 million for the quarter and $14 million for the first nine months),

•         pay rates (up $14 million for the quarter and $45 million for the first nine months),

•         increased employee productivity (down $17 million for the quarter and $38 million for the first nine months),

•         payroll taxes (down $3 million for the quarter and $17 million for the first nine months), and

•         other miscellaneous items (up $2 million for the quarter and $3 million for the first nine months).

Materials and other expenses (including the estimated costs related to personal injury, property damage, and environmental matters) decreased $26 million, or 12%, in the third quarter and $30 million, or 5%, for the first nine months. Both periods include more favorable personal injury claims development ($18 million for the third quarter and $47 million for the first nine months), partially offset by higher environmental expenses.  The quarter also reflected decreased material and supplies costs for equipment repairs, whereas the first nine months reflected increased material and supplies costs for equipment repairs and lower bad debt expense.

The following table shows the components of materials and other expenses:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	($ in millions)

Materials	$100	$109	$317	$316
Casualties and other claims	23	33	78	101
Other	77	84	236	244

Total	$200	$226	$631	$661

Other Income – Net

Other income – net decreased $3 million in the third quarter of 2013, but increased $101 million for the first nine months.  Both periods reflect changes in:

•         coal royalties (down $8 million for the quarter and $17 million for the first nine months) and

•         miscellaneous items (up $5 million for the quarter and $21 million for the first nine months).

The first nine months also reflected a $97 million land sale gain in Michigan.

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 35.6% and 36.0% in 2013, respectively, compared with 37.2% and 37.5%, respectively, for the same periods last year.  Both periods benefited from an $8 million favorable reduction in deferred tax expense for state law changes as well as tax credits that became available in 2013 as a result of the American Taxpayer Relief Act of 2012 (Act), which was enacted January 2, 2013.  The lower year-to-date effective rate also reflects $9 million in benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the Act.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2012, and the Act extended this benefit for 2013.  While bonus depreciation does not affect our total provision for income taxes or effective rate, we expect the absence of bonus depreciation to increase current income tax expense and the related cash outflows for the payment of income taxes beginning in 2014.

IRS examinations have been completed for all years prior to 2011.  We expect the IRS could begin auditing our 2011 and 2012 consolidated income tax returns in early 2014.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.4 billion for the first nine months of 2013, compared with $2.5 billion for the same period of 2012, primarily reflecting the reduction of accounts payable.  We had working capital of $162 million at September 30, 2013, compared with $161 million at December 31, 2012.  Cash, cash equivalents, and short-term investments totaled $1.0 billion at September 30, 2013, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the third quarter of 2013, we issued $500 million of 4.80% senior notes due 2043.  Other than this item, there have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2012.

Cash used in investing activities was $1.4 billion for the first nine months of 2013, compared with $1.5 billion in the same period last year, primarily reflecting an increase in property sales and a decrease in property additions.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,

I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we will continue to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $305 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $337 million for the substantial completion of work on these projects, which is expected in 2015.  This includes planned investments of approximately $35 million for the remainder of 2013 and approximately $63 million thereafter through 2015.  If and when demand warrants, additional improvements and expansions beyond these amounts may be made to the Crescent Corridor.

Cash used in financing activities was $704 million in the first nine months of 2013, compared with $607 million in the same period last year. The change includes reduced proceeds from borrowings, mostly offset by lower share repurchases and the absence of the $115 million exchange premium paid in the prior year.  We repurchased approximately 7.5 million shares of Common Stock, totaling $564 million, in the first nine months of 2013, compared to 16.5 million shares, totaling $1.2 billion, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 46.5% at September 30, 2013, and 47.1% at December 31, 2012.

We have authority from our Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at September 30, 2013, and are in compliance with all of our covenants.  In October 2013, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2014. There was $100 million and $300 million outstanding under this program at September 30, 2013 and December 31, 2012, respectively.

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

We and the NCCC have concluded the round of bargaining that began in 2009 and reached agreements that extend through December 31, 2014 with all applicable labor unions.  With regard to the Wheelersburg (Ohio) Terminal workers who are represented by the Brotherhood of Maintenance of Way Employes Division (BMWED), negotiations are underway and mediation under the auspices of the National Mediation Board is expected to begin in the fourth quarter of 2013.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At September 30, 2013, debt subject to interest rate fluctuations totaled $100 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by $1 million.  We consider it unlikely that interest rate fluctuations applicable to these instruments will have a material adverse effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $59 million at September 30, 2013, and $42 million at December 31, 2012 (of which $12 million is classified as a current liability at the end of each period).  At September 30, 2013, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 146 known locations and projects. At that date, ten sites accounted for $28 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 15 locations, one or more of our subsidiaries in conjunction with a number of other parties, have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential joint liability.

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

Based on our assessment of facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs for dealing with those environmental matters of which we are aware. Further, we believe that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2013.  Based on such evaluation, our officers have concluded that, at September 30, 2013, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against us and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008.

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

Item 1A. Risk Factors

The risk factors included in our 2012 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				(c) Total
				Number of	(d) Maximum
				Shares	Number (or
				(or Units)	Approximate
				Purchased	Dollar Value)
	(a) Total			as Part of	of Shares (or Units)
	Number		(b) Average	Publicly	that may yet be
	of Shares		Price Paid	Announced	purchased under
	(or Units)		per Share	Plans or	the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2) Programs (2)

July 1-31, 2013	1,325,810		$74.20	1,325,212	41,109,667

August 1-31, 2013	1,108,077		$73.83	1,103,100	40,006,567

September 1-30, 2013	920,025		$76.37	919,400	39,087,167

Total	3,353,912			3,347,712

(1)	Of this amount, 6,200 represents shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
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

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 23, 2013	/s/C. H. Allison, Jr. C. H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 23, 2013	/s/Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

4.1

Third Supplemental Indenture, dated as of August 13, 2013, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013.

10.1

Consulting Agreement by and between Norfolk Southern Corporation and John P. Rathbone, dated September 20, 2013, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on September 24, 2013.

10.2

Amendment No. 10, dated as of October 17, 2013, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 18, 2013.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2013, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarters and first nine months of 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months of 2013 and 2012; (iii) the Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2013 and 2012; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.