Form 10-K
period 2013-12-31
NORFOLK SOUTHERN CORP
filed 2014-02-14
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended DECEMBER 31, 2013

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
Large accelerated filer (X)        Accelerated filer (  )        Non-accelerated filer (  )        Smaller reporting company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2013, was $22,587,575,039 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2014: 309,715,149 (excluding 20,320,777 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statements to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Page
Part I.	Items 1 and 2.	Business and Properties	K3
	Item 1A.	Risk Factors	K13
	Item 1B.	Unresolved Staff Comments	K16
	Item 3.	Legal Proceedings	K17
	Item 4.	Mine Safety Disclosures	K17
		Executive Officers of the Registrant	K18

Part II.	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	K19
	Item 6.	Selected Financial Data	K20
	Item 7.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	K21
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	K38
	Item 8.	Financial Statements and Supplementary Data	K39
	Item 9.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	K79
	Item 9A.	Controls and Procedures	K79
	Item 9B.	Other Information	K79

Part III.	Item 10.	Directors, Executive Officers, and Corporate Governance	K80
	Item 11.	Executive Compensation	K80
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	K81
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	K84
	Item 14.	Principal Accountant Fees and Services	K84

Part IV.	Item 15.	Exhibits and Financial Statements Schedules	K85

		Power of Attorney	K97

		Signatures	K97

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

•         Charters of the Committees of the Board of Directors

•         The Thoroughbred Code of Ethics

•         Code of Ethical Conduct for Senior Financial Officers

•         Categorical Independence Standards for Directors

K3

RAILROAD OPERATIONS – At December 31, 2013, our railroads operated approximately 20,000 miles of road in 22 states and the District of Columbia.

Our system reaches many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia, western Pennsylvania, and southern Illinois and Indiana), distribution centers, transload facilities, and other businesses located in our service area.

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

•         Birmingham to Meridian

•         Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2013

		Second	Passing
		and	Track,
	Miles	Other	Crossovers	Way and
	of	Main	and	Yard
	Road	Track	Turnouts	Switching	Total

Owned	15,181	2,750	1,989	8,281	28,201
Operated under lease, contract or trackage rights	4,780	1,910	397	831	7,918

Total	19,961	4,660	2,386	9,112	36,119

Triple Crown Operations – Triple Crown Services Company (Triple Crown), one of our subsidiaries, provides bimodal truckload transportation service primarily utilizing RoadRailer® trailers, a hybrid technology that facilitates both over-the-road and on-the-rail transportation utilizing enclosed trailers that are pulled over the highways in tractor-trailer configuration and over the rails by locomotives.  In addition, Triple Crown utilizes conventional trailers that are also moved on rail flatcars.  Triple Crown provides service in the eastern United States, as well as Ontario and Quebec, through a network of terminals strategically located in 13 cities.

The following table sets forth certain statistics relating to our railroads’ operations for the past 5 years:

	Years ended December 31,
	2013	2012	2011	2010	2009

Revenue ton miles (billions)	194	186	192	182	159
Freight train miles traveled (millions)	74.8	76.3	75.7	72.6	67.5
Revenue per ton mile	$0.0581	$0.0595	$0.0582	$0.0523	$0.0503
Revenue ton miles per employee-hour worked	3,376	3,153	3,207	3,218	2,900
Ratio of railway operating expenses to railway operating revenues	71.0%	71.7%	71.2%	71.9%	75.4%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $11.2 billion in 2013.  Following is an overview of our three major market groups.

COAL – Coal is our largest commodity group as measured by revenues.  Revenues from coal accounted for about 23% of our total railway operating revenues in 2013.  We handled 150.1 million tons, or 1.3 million carloads, in 2013, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 100 coal generation plants, as well as the export, metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lambert’s Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

See the discussion of coal revenues and tonnage, by type of coal, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K5

GENERAL MERCHANDISE – Our general merchandise market group is composed of five major commodity groupings:

•         Chemicals includes sulfur and related chemicals, petroleum products (including crude oil), chlorine and bleaching compounds, plastics, rubber, industrial chemicals, and chemical wastes.

•         Agriculture, consumer products, and government includes soybeans, wheat, corn, fertilizer, livestock and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol, transportation equipment, and items for the U.S. military.

•         Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, sand, and minerals.

•         Automotive includes finished vehicles for BMW, Chrysler, Ford, General Motors, Honda, Hyundai, Mercedes-Benz, Mitsubishi, Subaru, Toyota, and Volkswagen, and auto parts for BMW, Chrysler, Ford, General Motors, Honda, Hyundai, Mazda, Mitsubishi, Nissan, Subaru, Toyota, and Volkswagen.

•         Paper, clay and forest products includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2013, 119 million tons of general merchandise freight, or approximately 62% of total general merchandise tonnage we handled, originated on our lines.  The balance of general merchandise freight was received from connecting carriers at interterritorial gateways.  Our principal interchange points for received freight included Chicago, New Orleans, East St. Louis, Memphis, Detroit, Kansas City, Buffalo, Toledo, and Meridian.  General merchandise carloads handled in 2013 were 2.4 million, the revenues from which accounted for 56% of our total railway operating revenues.

See the discussion of general merchandise revenues by commodity group in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL – Our intermodal market group consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2013 were 3.6 million, the revenues from which accounted for 21% of our total railway operating revenues.

See the discussion of intermodal revenues in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FREIGHT RATES – Private contracts and exempt price quotes are our predominant pricing mechanisms.  Thus, a major portion of our freight business is not economically regulated by the federal government.  In general, market forces are the primary determinant of rail service prices.

In 2013, our railroads were found by the U.S. Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices, to be “revenue adequate” on an annual basis based on results for the year 2012.  The STB has not made its revenue adequacy determination for the year 2013.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

K6

PASSENGER OPERATIONS – Amtrak operates regularly scheduled passenger trains on our lines between the following locations:

•         Alexandria and Lynchburg, Virginia

•         Alexandria, Virginia and New Orleans, Louisiana

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

NONCARRIER OPERATIONS – Our noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.  In 2013, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment under relevant authoritative accounting guidance.

RAILWAY PROPERTY

Our railroad system extends across 22 states and the District of Columbia.  The railroad infrastructure makes us capital intensive with net property of approximately $27 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows (including capitalized leases):

	2013	2012	2011	2010	2009
	($ in millions)

Road and all other property	$1,421	$1,465	$1,222	$1,153	$1,128
Equipment	550	776	938	317	171

Total	$1,971	$2,241	$2,160	$1,470	$1,299

K7

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2014, we have budgeted $2.2 billion of property additions.

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

•         The Heartland Corridor is a seamless, high-capacity intermodal route across Virginia and West Virginia to Midwest markets.

•         Meridian Speedway LLC, a joint venture with Kansas City Southern, owns and operates a 320-mile rail line between Meridian, Mississippi and Shreveport, Louisiana designed to increase capacity and improve service.

•         Pan Am Southern LLC, a joint venture with Pan Am Railways, Inc., owns and operates a 155-mile main line track that runs between Mechanicville, New York and Ayer, Massachusetts, along with 281 miles of secondary and branch lines, including trackage rights in New York, Connecticut, Massachusetts, New Hampshire, and Vermont designed to increase intermodal and automotive capacity.

•         The MidAmerica Corridor is an arrangement between us and Canadian National Railway (CN) to share track between Chicago, St. Louis, Kentucky, and Mississippi in order to establish more efficient routes for shipments moving between the Midwest and Southeast, including potential shipments from CN-served Illinois Basin coal producers to southeastern utility plants we serve.

•         The CREATE project is a public-private partnership to reduce rail and highway congestion and add freight and passenger capacity in the metropolitan Chicago area.  We and other railroads have agreed to participate in CREATE.

K8

Equipment – At December 31, 2013, we owned or leased the following units of equipment:

				Capacity of
	Owned(1)	Leased(2)	Total	Equipment
				(Horsepower)
Locomotives:
Multiple purpose	3,877	79	3,956	14,479,300
Auxiliary units	131	-	131	-
Switching	105	-	105	157,750

Total locomotives	4,113	79	4,192	14,637,050

				(Tons)
Freight cars:
Gondola	30,933	3,533	34,466	3,748,088
Hopper	13,072	523	13,595	1,514,656
Box	11,340	1,378	12,718	1,062,685
Covered hopper	10,251	158	10,409	1,149,345
Flat	2,362	1,129	3,491	323,910
Other	4,602	14	4,616	221,441

Total freight cars	72,560	6,735	79,295	8,020,125

Other:
Highway trailers and containers	9,553	8,623	18,176
RoadRailer®	6,350	27	6,377
Work equipment	4,547	243	4,790
Vehicles	3,785	-	3,785
Miscellaneous	15,050	7,778	22,828

Total other	39,285	16,671	55,956

(1)	Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.
(2)	Includes short-term and long-term operating leases. Freight cars include 523 units leased from Consolidated Rail Corporation.

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2013:

						2004-	1999-	1998&
	2013	2012	2011	2010	2009	2008	2003	Before	Total
Locomotives:
No. of units	50	60	90	42	-	568	605	2,698	4,113
% of fleet	1%	1%	2%	1%	-%	14%	15%	66%	100%

Freight cars:
No. of units	-	2,025	3,836	150	513	4,031	1,537	60,468	72,560
% of fleet	-%	3%	5%	-%	1%	6%	2%	83%	100%

K9

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2013, and information regarding 2013 retirements:

	Locomotives	Freight Cars
Average age – in service	22.5 years	30.2 years
Retirements	17 units	6,522 cars
Average age – retired	38.7 years	42.3 years

Our ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment availability.  The locomotive bad order ratio includes all units (owned and leased) out of service for required periodic inspections, unscheduled maintenance and program work which includes such activity as overhauls.

	Annual Average Bad Order Ratio
	2013	2012	2011	2010	2009
Locomotives	7.1%	7.1%	7.3%	6.7%	6.1%
Freight cars	4.9%	5.3%	5.7%	5.8%	4.5%

Encumbrances – Certain railroad equipment is subject to the prior lien of equipment financing obligations totaling $15 million at December 31, 2013.

Track Maintenance – Of the 36,119 total miles of track we operate, we are responsible for maintaining 28,957 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 82% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 44% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2013.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2013	2012	2011	2010	2009
Track miles of rail installed	549	509	484	422	434
Miles of track surfaced	5,475	5,642	5,441	5,326	5,568
New crossties installed (millions)	2.5	2.6	2.7	2.6	2.7

Microwave System – Our microwave system, consisting of approximately 6,968 radio route miles, 421 core stations, 30 secondary stations, and five passive repeater stations, provides communications between most operating locations.  We use the microwave system primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control – Of the approximately 16,500 route miles we dispatch, about 11,025 miles are signalized, including 8,200 miles of centralized traffic control (CTC) and 2,825 miles of automatic block signals.  Of the 8,200 miles of CTC, approximately 6,836 miles are controlled by data radio originating at 336 base station radio sites.

Computers – A computer network consisting of a centralized production and backup data center near Atlanta, Georgia, and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations.  Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.  Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.  In addition, our computer systems assist us in the performance of a

K10

variety of functions and services, including payroll, car and revenue accounting, billing, sourcing, inventory management activities and controls, and special studies.

ENVIRONMENTAL MATTERS – Compliance with federal, state, and local laws and regulations relating to the protection of the environment is one our principal goals.  To date, such compliance has not had a material effect on our financial position, results of operations, liquidity, or competitive position.  See “Legal Proceedings,” Part I, Item 3; “Personal Injury, Environmental, and Legal Liabilities” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 to the Consolidated Financial Statements.

EMPLOYEES – The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2013	2012	2011	2010	2009
Average number of employees	30,103	30,943	30,329	28,559	28,593
Average wage cost per employee	$72,000	$69,000	$71,000	$69,000	$63,000
Average benefit cost per employee	$40,000	$38,000	$39,000	$37,000	$32,000

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

The relaxation of economic regulation of railroads, following the Staggers Rail Act of 1980, included exemption from STB regulation of the rates and most service terms for intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar shipments, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing.  Further, all shipments that we have under contract are effectively removed from regulation for the duration of the contract.  About 88% of our revenues comes from either exempt shipments or shipments moving under transportation contracts; the remainder comes from shipments moving under public tariff rates.

Efforts have been made over the past several years to re-subject the rail industry to increased federal economic regulation, and such efforts are expected to continue in 2014.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

SECURITY OF OPERATIONS – We continue to take measures to provide enhanced security for our rail system. Our comprehensive security plan is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.  The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as a terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas:  (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police.  Although security concerns preclude public disclosure of its contents, our System Security Plan outlines the protocol within our company for all concerned to be notified of AAR Alert Level changes.  All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our plan also effectively addresses and complies with U.S. Department of Transportation (DOT) security regulations pertaining to training and security plans with respect to the transportation of hazardous materials.  As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and this training is integrated into recurring hazardous material training and re-certification programs.  Toward that end, we, working closely with the National Transit Institute at Rutgers University, developed a four-module uniform national training program.  We have also worked with the Transportation Security Administration (TSA) in developing other industry training programs.  More in-depth security training has been given to select employees of ours who have been given specific security responsibilities, and additional, location-specific security plans are in place for certain metropolitan areas and each of the six port facilities we serve.  With respect to the ports, each facility plan has been approved by the applicable Captain of the Port and remains subject to inspection by the U.S. Coast Guard.

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the TSA, the Federal Bureau of Investigation (FBI), the FRA, the U.S. Coast Guard, U.S. Customs and Border Protection, and various state Homeland Security offices.  As one notable example, one of our Police Special Agents in Charge (SAC), under the auspices of the AAR, continues to serve at the National Joint Terrorism Task Force (NJTTF) operated by the FBI, and located at the National Counter Terrorism Center (NCTC) in Arlington, Virginia to represent and serve as liaison to the North American rail industry.  This arrangement improves logistical flow of vital security and law enforcement information with respect to the rail industry as a whole, while having the post filled by one of our SACs also serves to foster a strong working relationship between us and the FBI.  We also are a member of the Customs-Trade Partnership Against Terrorism (C-TPAT) program sponsored by U.S. Customs.  C-TPAT allows us to work closely with U.S. Customs and our customers to develop measures that will help ensure the integrity of freight shipments moving on our railroads, particularly those moving to or from a foreign country.  Based on participation in C-TPAT, we have ensured that our plan meets all current applicable security recommendations made by U.S. Customs.

Similarly, we continue to be guided in our operations by various supplemental security action items issued by DHS and DOT, U.S. Coast Guard Maritime Security requirements, as well as voluntary security action items developed in collaboration with TSA, DOT, and the freight railroads. Many of the action items are based on lessons learned from DHS and DOT security assessments of rail corridors in High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail

K12

cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) the minimization of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local and tribal governments to identify, through risk assessments, those locations where security risks are the highest.  These action items and our compliance initiatives are outlined in the various departmental sections of our System Security Plan.  We have taken appropriate actions to be compliant with the TSA Final Security Rule addressing Rail Security Sensitive Materials (RSSM) to ensure these shipments are properly inspected and that positive chain-of-custody is maintained when required.  We are in compliance with the Pipeline and Hazardous Materials Safety Administration (PHMSA) rail-routing regulations outlined in Docket HM-232E.  We conduct ongoing route evaluations.  In 2011, as part of the FRA’s bi-annual review, this methodology and selected routes were found to be compliant with the regulation.  The next review by the FRA is expected mid-year 2014.

In 2013, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, we provided rail accident response training to approximately 4,900 emergency responders, such as local police and fire personnel. Our other training efforts throughout 2013 included participation in 17 drills for local, state, and federal agencies.  We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

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

Item 1A. Risk Factors

We are subject to significant governmental legislation and regulation over commercial, operating and environmental matters.  Railroads are subject to the enactment of laws by Congress that could increase economic regulation of the industry.  Railroads presently are subject to commercial regulation by the Surface Transportation Board (STB), which has jurisdiction over some rates, routes, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.  The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers.  Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on our ability to determine prices for rail services and result in a material adverse effect in the future on our financial position, results of operations, or liquidity in a particular year or quarter.  This potential material adverse effect could also result in reduced capital spending on our rail network or abandonment of lines.

Railroads are subject to safety and security regulation by the U.S. Department of Transportation and the U.S. Department of Homeland Security, which regulate most aspects of our operations.  Compliance with the Rail Safety Improvement Act of 2008 will result in additional operating costs associated with the statutorily mandated implementation of positive train control by 2015.  In addition to increased capital expenditures, implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

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

K13

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

As a common carrier by rail, we must offer to transport hazardous materials, regardless of risk. Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property (including environmental) damage, and compromise critical parts of our rail network.  A catastrophic rail accident involving hazardous materials could have a material adverse effect on our financial position, results of operations, or liquidity to the extent not covered by insurance.  We have obtained insurance for potential losses for third-party liability and first-party property damages; however, insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

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

K14

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

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss  property damage, personal injury, and environmental liability could have a material adverse effect on our financial position, results of operations, or liquidity to the extent not covered by insurance.  We have obtained insurance for potential losses for third-party liability and first-party property damages.  Specified levels of risk are retained on a self-insurance basis (currently up to $50 million and above $1 billion per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence and/or policy year for property owned by us or in our care, custody, or control).  Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

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

K15

negative impact on our ability to meet demand for rail service.  Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets.  We consumed 477 million gallons of diesel fuel in 2013.  Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations.  A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.  Also, such an event could impact us as well as our customers and other transportation companies.

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

Item 1B. Unresolved Staff Comments

None.

K16

Item 3. Legal Proceedings

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads appealed this certification, and on August 9, 2013, the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against us and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008, and most recently extended in August 2013.

We received a Notice of Violation (NOV) issued by the Tennessee Department of Environmental Conservation concerning soil runoff in connection with construction of the Memphis Regional Intermodal Facility in Rossville, Tennessee.  Although we will contest liability and the imposition of any penalties, we describe this matter here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations.  We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

K17

Executive Officers of the Registrant

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2014, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 61, Chairman and Chief Executive Officer	Present position since February 1, 2006.

James A. Squires, 52, President

Present position since June 1, 2013.

  Served as Executive Vice – Administration from

  August 1, 2012 to June 1, 2013 .
  Served as Executive Vice President – Finance and Chief

  Financial Officer from July 1, 2007 to August 1, 2012.

Deborah H. Butler, 59, Executive Vice President – Planning and Chief Information Officer	Present position since June 1, 2007.

Cindy C. Earhart, 52, Executive Vice President – Administration	Present position since June 1, 2013. Served as Vice President Human Resources from March 1, 2007 to June 1, 2013.

James A. Hixon, 60, Executive Vice President – Law and Corporate Relations	Present position since October 1, 2005.

Mark D. Manion, 61, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009. Served as Executive Vice President – Operations from October 1, 2004 to April 1, 2009.

Donald W. Seale, 61, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006.

Marta R. Stewart, 56, Executive Vice President – Finance and Chief Financial Officer	Present position since November 1, 2013. Served as Vice President and Treasurer from April 1, 2009 to November 1, 2013. Served as Vice President and Controller from December 1, 2003 to April 1, 2009.

Thomas E. Hurlbut, 49, Vice President and Controller

Present position since November 1, 2013.
  Served as Vice President Audit and Compliance from

  February 1, 2010 to November 1, 2013.  Served as

  Assistant Vice President Internal Audit from

  February 1, 2008 to February 1, 2010.

K18

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK PRICE AND DIVIDEND INFORMATION

Common Stock is owned by 30,990 stockholders of record as of December 31, 2013 and is traded on the New York Stock Exchange under the symbol “NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2013 and 2012.

	Quarter

2013	1st	2nd	3rd	4th
Market Price
High	$75.59	$79.32	$77.84	$92.87
Low	61.63	69.55	70.73	75.82
Dividends per share	0.50	0.50	0.52	0.52

2012	1st	2nd	3rd	4th
Market Price
High	$78.24	$74.41	$75.10	$67.71
Low	64.45	63.67	63.63	56.34
Dividends per share	0.47	0.47	0.50	0.50

ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Maximum Number
			Number of	(or Approximate
			Shares (or Units)	Dollar Value)
	Total Number	Average	Purchased as	of Shares (or Units)
	of Shares	Price Paid	Part of Publicly	that may yet be
	(or Units)	per Share	Announced Plans	Purchased under
Period	Purchased (1)	(or Unit)	or Programs (2)	the Plans or Programs (2)

October 1-31, 2013	818,038	$78.46	808,800	38,278,367
November 1-30, 2013	1,024	87.11	-	38,278,367
December 1-31, 2013	4,960	90.58	-	38,278,367

Total	824,022		808,800

(1)	Of this amount, 15,222 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan.
(2)

Our Board of Directors authorized a share repurchase program, pursuant to which up to 125 million shares of Common Stock could be purchased through December 31, 2014.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

K19

Item 6. Selected Financial Data

FIVE-YEAR FINANCIAL REVIEW

	2013	2012	2011	2010	2009
	($ in millions, except per share amounts)
RESULTS OF OPERATIONS
Railway operating revenues	$11,245	$11,040	$11,172	$9,516	$7,969
Railway operating expenses	7,988	7,916	7,959	6,840	6,007
Income from railway operations	3,257	3,124	3,213	2,676	1,962

Other income – net	233	129	160	153	127
Interest expense on debt	525	495	455	462	467
Income before income taxes	2,965	2,758	2,918	2,367	1,622

Provision for income taxes	1,055	1,009	1,002	871	588

Net income	$1,910	$1,749	$1,916	$1,496	$1,034

PER SHARE DATA
Net income – basic	$6.10	$5.42	$5.52	$4.06	$2.79
– diluted	6.04	5.37	5.45	4.00	2.76
Dividends	2.04	1.94	1.66	1.40	1.36
Stockholders’ equity at year end	36.55	31.08	30.00	29.85	28.06

FINANCIAL POSITION
Total assets	$32,483	$30,342	$28,538	$28,199	$27,369
Total debt	9,448	8,682	7,540	7,025	7,153
Stockholders’ equity	11,289	9,760	9,911	10,669	10,353

OTHER
Property additions	$1,971	$2,241	$2,160	$1,470	$1,299

Average number of shares outstanding (thousands)	311,916	320,864	345,484	366,522	367,077
Number of stockholders at year end	30,990	32,347	33,381	35,416	37,486
Average number of employees:
Rail	29,698	30,543	29,933	28,160	28,173
Nonrail	405	400	396	399	420

Total	30,103	30,943	30,329	28,559	28,593

See accompanying consolidated financial statements and notes thereto.

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

Our net income increased 9% in 2013, compared with 2012, and earnings per share improved 12%, reflecting improved operating results, a large gain from a nonoperating transaction, and share repurchases.  Higher revenues and increased network efficiencies improved our railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) from 71.7% in 2012 to 71.0% in the current year.

Cash provided by operating activities totaled $3.1 billion, which along with proceeds from borrowings and cash on hand, allowed for property additions, dividends, share repurchases, and debt repayments. During 2013, we repurchased 8.3 million shares of Common Stock at a total cost of $627 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 136.7 million shares of Common Stock at a total cost of $8.1 billion. At December 31, 2013, cash, cash equivalents, and short-term investments totaled $1.6 billion.

In 2014, we expect revenues to increase, reflecting higher volumes.  We will continue to focus on safety, cost control, productivity, service levels, operational efficiency, and an ongoing market-based approach to pricing.

K21

SUMMARIZED RESULTS OF OPERATIONS

2013 Compared with 2012

Net income in 2013 was $1.9 billion, or $6.04 per diluted share, up $161 million, or 9%, compared with $1.7 billion, or $5.37 per diluted share, in 2012, a reflection of a 4% increase in income from railway operations, in addition to the favorable impact of the recognition of the gain from the sale of certain assets to the Michigan Department of Transportation (MDOT), which benefited net income by $60 million and earnings per share by $0.19.  Railway operating revenues rose 2%, while operating expenses increased 1%, driven largely by higher volume-related expenses.

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

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $11.2 billion in 2013, $11.0 billion in 2012, and $11.2 billion in 2011.  The following table presents a three-year comparison of revenues, volumes, and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,543	$2,879	$3,458	1,346.7	1,414.1	1,619.6	$1,888	$2,036	$2,135
General merchandise:
Chemicals	1,667	1,467	1,368	449.2	388.8	373.7	3,711	3,772	3,662
Agr./consumer/gov’t.	1,467	1,446	1,439	594.3	595.9	599.4	2,468	2,427	2,400
Metals/construction	1,405	1,335	1,241	666.9	669.7	665.0	2,106	1,993	1,867
Automotive	984	897	780	402.1	374.6	332.2	2,448	2,395	2,348
Paper/clay/forest	795	775	756	309.4	305.8	314.3	2,570	2,536	2,404
General merchandise	6,318	5,920	5,584	2,421.9	2,334.8	2,284.6	2,609	2,536	2,444

Intermodal	2,384	2,241	2,130	3,572.3	3,358.3	3,210.5	667	667	663

Total	$11,245	$11,040	$11,172	7,340.9	7,107.2	7,114.7	$1,532	$1,553	$1,570

K22

Revenues increased $205 million in 2013, but decreased $132 million in 2012.  As reflected in the table below, the increase in 2013 resulted from higher volumes, partially offset by lower average revenue per unit as lower market-based export coal rates, the effects of changes in the mix of business, and slightly lower fuel surcharges more than offset rate increases.  The decrease in 2012 was due to lower average revenue per unit (as the negative effects of changes in the mix of business offset rate increases and slightly higher fuel surcharges) and slightly lower volume.  Fuel surcharge revenue totaled $1,254 million in 2013, $1,278 million in 2012, and $1,255 million in 2011.  If fuel prices remain at or near year-end 2013 levels, fuel surcharge revenue will be relatively flat in 2014.

	Revenue Variance Analysis
	Increase (Decrease)

	2013 vs. 2012	2012 vs. 2011
	($ in millions)

Volume (units)	$363	$(12)
Revenue per unit	(158)	(120)

Total	$205	$(132)

Many of our negotiated fuel surcharges for coal and industrial products shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $29 million in 2013, increased fuel surcharge revenue by approximately $39 million in 2012, and decreased fuel surcharge revenue by approximately $44 million in 2011.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (“Sunbelt”), have rate reasonableness complaints pending before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable.  We dispute these allegations.  Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates.  We presently expect resolution of these cases to occur in 2014 and believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

COAL revenues decreased $336 million, or 12%, compared with 2012, reflecting a 5% decrease in carload volume (tonnage hauled declined 4%) primarily due to fewer shipments of utility and domestic metallurgical coal.  Average revenue per unit was down 7%, the result of lower pricing (mainly market-based export coal) and decreased fuel surcharge revenue, partially offset by the positive effect of changes in mix.

In 2012, coal revenues decreased $579 million, or 17%, compared with 2011, reflecting a 13% decrease in carload volume (tonnage was 12% lower) primarily due to fewer shipments of utility coal.  Coal average revenue per unit was down 5% compared with 2011, the result of lower pricing (mainly market-based export metallurgical coal) and decreased fuel surcharge revenue, partially offset by the positive effect of changes in mix.

For 2014, coal revenues are expected to decrease, although more modestly, due to fewer carloads and lower average revenue per unit.

K23

Coal represented 23% of our revenues in 2013, and 79% of shipments handled originated on our lines.  As shown in the following table, tonnage decreased in our utility and domestic metallurgical markets but increased slightly in our export and industrial markets.

	Coal Tonnage by Market

	2013	2012	2011
	(tons in thousands)

Utility	97,146	101,636	122,004
Export	28,631	28,304	28,461
Domestic metallurgical	16,905	18,793	19,702
Industrial	7,388	7,376	7,713

Total	150,070	156,109	177,880

Utility coal tonnage was down 4% in 2013 as compared to 2012.  Utility coal shipments in our southern region decreased due to lower demand as utility stockpiles remained high and natural gas prices remained low.  This decrease was partially offset by increased shipments in our northern region as higher coal burn necessitated stockpile replenishments to maintain targeted levels.

In 2012, utility coal tonnage dropped 17%, compared with 2011, reflecting competition from low natural gas prices and reduced electrical demand in NS-served regions.  Additional tonnage declines resulted from plant closures and maintenance.

For 2014, we expect utility coal tonnage to decrease driven by continued weak demand as well as the loss of a contract.

Export coal tonnage increased 1% in 2013, compared with 2012.  Despite strong global competition, we handled higher export thermal and metallurgical coal shipments as an increase in steel production in developing markets offset weakness in the European market.  Volume through Norfolk was up 2.1 million tons, or 11%, whereas Baltimore volume decreased 1.4 million tons, or 17%.  Other export volume decreased 0.4 million tons, or 36%.

In 2012, export coal tonnage decreased 1% compared with 2011, a reflection of weaker global demand for metallurgical coal used in steel production in NS-served markets, in addition to the negative impact of the return of Australian supply, offset in part by increased thermal shipments.  Volume through Norfolk was down 1.3 million tons, or 6%, whereas volume through Baltimore increased 0.3 million tons, or 4%.  Other export coal volume increased 0.8 million tons.

For 2014, export coal tonnage is expected to decrease as a result of strong competition in the Western European metallurgical coal market, in addition to soft demand and an oversupply of thermal coal.

K24

Domestic metallurgical coal tonnage was down 10% in 2013, compared with 2012, due to weaker domestic steel production, sourcing shifts away from coal origins we serve, and the permanent closure of a steel plant in mid-2012 that impacted the year-over-year comparison for the first half of 2013.

In 2012, domestic metallurgical coal tonnage was down 5% compared with 2011, as declines in coke and iron ore shipments (primarily due to the plant closure) offset improved domestic steel production experienced in the first half of 2012.

For 2014, domestic metallurgical coal tonnage is expected to be flat with 2013, as improved steel demand should offset losses due to sourcing shifts.

Industrial coal tonnage increased slightly in 2013, compared with 2012, as increased shipments to existing customers was partially offset by weaker industrial demand in the print paper and cement sectors.

In 2012, industrial coal tonnage decreased 4% compared to 2011, as weak industrial demand was partially offset by new business.

For 2014, industrial coal tonnage is expected to increase slightly due to higher demand in the U.S. industrial sector.

GENERAL MERCHANDISE revenues in 2013 increased $398 million, or 7%, compared with 2012, reflecting 4% growth in carload volume and a 3% improvement in average revenue per unit that reflected favorable changes in the mix of traffic (increases in higher-than-average revenue per unit traffic) as well as higher rates and fuel surcharges.

In 2012, general merchandise revenues increased $336 million, or 6%, compared with 2011, reflecting a 4% rise in average revenue per unit as a result of higher rates and fuel surcharges.  Carload volume increased 2%.

Chemicals revenues in 2013 increased 14%, compared with 2012, reflecting 16% growth in volume partially offset by a 2% decline in average revenue per unit that resulted from the negative effect of the changes in mix due to increased crude oil shipments.  The volume improvement was primarily the result of more carloads of crude oil from the Bakken and Canadian oil fields.  Additionally, there were more carloads of liquefied petroleum gas in the Utica Shale region.

In 2012, chemicals revenues grew 7%, compared with 2011, reflecting 4% growth in volume and a 3% increase in average revenue per unit that resulted from higher rates and fuel surcharges.  The volume improvement was largely the result of more carloads of crude oil from the Bakken and Canadian oil fields.  Additionally, there were more carloads of liquefied petroleum gas, as well as higher shipments of plastics driven by greater demand for plastic bottles.  These increases were offset in part by fewer shipments of rock salt as a mild winter resulted in higher inventory levels throughout 2012.

For 2014, chemicals revenues are anticipated to increase, largely a result of more shipments of crude oil and asphalt.

Agriculture, consumer products, and government revenues increased 1% in 2013, compared with 2012, as a 2% improvement in average revenue per unit (reflecting pricing improvements that were slightly offset by a negative change in mix related to the increase of lower-rated shorter-haul movements of corn) was partially offset by a slight decline in volume.  The volume decline was driven by reduced shipments of soybeans and related products caused by tightened supplies of domestic beans and a strong South American crop, in addition to fewer revenue movements of empty equipment.  Carload volume declines were partially offset by higher shipments of food oils as we handled new business with existing customers and more biodiesel carloads in advance of the anticipated elimination of the biodiesel tax credit.  We also hauled more shipments of fertilizer due to a strong farm economy and increased planting activity.

K25

In 2012, agriculture, consumer products, and government revenues were relatively flat, compared with 2011, as higher average revenue per unit was offset by lower volume.  The volume decline was driven by reduced corn shipments (due to plant closures), fewer carloads of fertilizer (led by certain network classification changes), and reduced shipments of wheat to the eastern U.S. (due to customer sourcing changes).  These volume declines were offset in part by more shipments of soybean and soybean meal due to a poor South American bean crop, as well as higher shipments of corn-based feed to Texas.

For 2014, agriculture, consumer products, and government revenues are expected to improve as a result of higher average revenue per unit offset in part by a slight decrease in volume.  The projected decline in volume is based primarily on fewer shipments of corn, as we anticipate that strong local production will prompt customer sourcing changes, as well as reduced shipments of wheat feed, with a partial offset by anticipated market share growth in perishables, beverages, and consumer products.

Metals and construction revenues increased 5% in 2013, compared with 2012.  The revenue improvement resulted from 6% higher average revenue per unit, which reflected the positive change in mix of business as we transported higher-rated shipments of slag and fractionating sand for natural gas drilling, higher rates, and increased fuel surcharges.  Although we moved more slag and fractionating carloads, volume declined modestly as we handled reduced shipments of iron and steel (driven by fewer import slabs and a steel plant closure during the third quarter of 2012) and scrap metal (a result of weakening demand).

In 2012, metals and construction revenues increased 8%, compared with 2011.  The improvement resulted from 7% higher average revenue per unit, which reflected higher rates and fuel surcharges.  Volume improved 1%, the result of more coil steel shipments driven by increased automotive production.  The mild winter weather experienced in early and late 2012 led to more shipments of cement for construction projects.  There were also higher shipments of fractionating sand for natural gas drilling.  These increases were partially offset by fewer aggregates carloads, primarily driven by weak market conditions in road/highway construction, and as lower coal utility burn led to fewer shipments of scrubber stone.

For 2014, metals and construction revenues are expected to increase reflecting higher shipments of fractionating sand and other materials used for natural gas drilling, as well as additional shipments of steel used by the automotive and energy sectors.  Average revenue per unit is also anticipated to improve.

Automotive revenues rose 10% compared to 2012, reflecting 7% growth in volume due to increased vehicle production at plants we serve and new business from existing customers (including both auto parts and finished vehicles).  Average revenue per unit improved 2%, reflecting improved pricing and higher fuel surcharges.

In 2012, automotive revenues rose 15%, compared to 2011, reflecting a 13% rise in volume due to increased vehicle production at plants we serve and a 2% improvement in average revenue per unit, including fuel surcharges.

For 2014, automotive revenues are expected to grow as a result of volume gains driven by a continued increase in domestic production at plants we serve, in addition to higher average revenue per unit.

Paper, clay and forest products revenues increased 3% in 2013, compared with 2012, reflecting 1% gains in both volume and average revenue per unit.  Volume increases for lumber, pulp, and pulpboard were offset by reduced demand for newsprint and paper.

In 2012, paper, clay, and forest products revenues increased 3%, compared with 2011, reflecting a 5% improvement in average revenue per unit due to increased rates, which more than offset the effects of a 3% volume decline.  The lower volume was due to reduced shipments of miscellaneous wood driven by the loss of business and fewer carloads of pulp as a result of declining export market demand.

K26

For 2014, paper, clay, and forest products revenues are anticipated to decline as we expect reduced shipments of miscellaneous wood (due to market share loss), in addition to fewer shipments of pulp and graphic paper as demand declines, partially offset by improvements in the housing market and higher average revenue per unit.

INTERMODAL revenues increased $143 million, or 6%, compared with 2012, reflecting a 6% growth in volume.  Average revenue per unit was flat.

Domestic volume (including truckload and intermodal marketing companies, Triple Crown Services, and Premium business) improved 7%, the result of continued highway-to-rail conversions and additional business associated with the opening of new intermodal terminals.  International traffic volume grew 6%, due to growth with existing customers as the economy continued to improve.

In 2012, intermodal revenues increased $111 million, or 5%, compared with 2011, reflecting 5% growth in volume largely due to increased domestic units resulting from continued highway-to-rail conversions.  Average revenue per unit improved 1% as a result of higher fuel surcharges, partially offset by lower pricing.  Domestic volume increased 8%, reflecting continued highway conversions. International volume declined 1%, as the loss of business from a shipping line was partially offset by growth across remaining international customers.

For 2014, intermodal revenues are expected to increase due to higher volume and average revenue per unit as a result of continued highway conversions and growth associated with our new intermodal terminals.

Railway Operating Expenses

Railway operating expenses in 2013 were $8.0 billion, up $72 million, or 1% compared to 2012.  Expenses in 2012 were $7.9 billion, down $43 million, or 1%, compared to 2011.  In 2013, higher wage rates and volume-related expense increases were offset in part by lower costs resulting from network efficiencies.  For 2012, the decrease reflected the absence of 2011’s $58 million unfavorable arbitration ruling and lower costs due to gains in network efficiency, offset in part by higher volume-related expenses.

The following table shows the changes in railway operating expenses summarized by major classifications.

	Operating Expense Variances
	Increase (Decrease)

	2013 vs. 2012	2012 vs. 2011
	($ in millions)

Compensation and benefits	$42	$(14)
Fuel	36	(12)
Purchased services and rents	25	(6)
Depreciation	-	54
Materials and other	(31)	(65)

Total	$72	$(43)

K27

Compensation and benefits, which represents 38% of total operating expenses, increased $42 million, or 1%, in 2013, reflecting changes in:

•         pay rates (up $59 million),

•         incentive and stock-based compensation (up $39 million),

•         lower activity levels (down $48 million) that reflected improved employee productivity, and

•         payroll taxes (down $16 million).

In 2012, compensation and benefits decreased $14 million compared with 2011, primarily due to changes in:

•         employee activity levels (down $40 million),

•         incentive and stock-based compensation (down $35 million),

•         pay rates (up $43 million), and

•         pension and postretirement benefit costs (up $16 million).

Our employment averaged 30,103 in 2013, compared with 30,943 in 2012, and 30,329 in 2011.  The decrease in 2013 reflected the benefit from operational efficiencies. Looking forward to 2014, we expect employment levels to be consistent with those of 2013. In addition, as a result of net actuarial gains related to pension and other postretirement benefits, we expect expenses associated with these benefits to be approximately $25 million lower per quarter in 2014.  We also expect favorable labor hour trends to continue.  These declines are expected to be offset in part by higher wage rates.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $36 million, or 2%, in 2013, but decreased $12 million, or 1%, in 2012.  The increase in 2013 was principally the result of higher locomotive fuel consumption (up 4%), offset in part by lower locomotive fuel prices (down 2%).

The decrease in 2012 reflected lower locomotive fuel consumption (down 3%), offset in part by higher locomotive fuel prices (up 3%).

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $25 million, or 2%, in 2013, but decreased $6 million in 2012.

	2013	2012	2011
	($ in millions)

Purchased services	$1,353	$1,321	$1,272
Equipment rents	276	283	338

Total	$1,629	$1,604	$1,610

The increase in 2013 for purchased services costs reflected higher volume-related activities and software expenses, partially offset by lower professional and consulting fees and travel expenses.  The increase in 2012 reflected higher professional and consulting fees, intermodal operations expenses, Conrail-related casualty costs ($15 million), and advertising expenses.  These increases were partially offset by lower haulage expenses.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, decreased in 2013 and 2012 as a result of increased velocity and improved equipment utilization.

K28

Depreciation expense was flat in 2013, but increased $54 million, or 6%, in 2012.  Both periods reflected our larger roadway and equipment capital base as we continue to invest in our infrastructure and rolling stock.  In 2013, that increase was completely offset by the favorable impact of an equipment study that was completed during the first quarter of 2013.  We expect depreciation expense in 2014 to be approximately $40 million higher than 2013.

Materials and other expenses decreased $31 million, or 4%, in 2013, and $65 million, or 7%, in 2012, as shown in the following table.

	2013	2012	2011
	($ in millions)

Materials	$422	$408	$408
Casualties and other claims	90	130	216
Other	316	321	300

Total	$828	$859	$924

In 2013, lower expenses for casualties and other claims more than offset higher costs for materials. Casualties and other claims expenses include the estimates of costs related to personal injury (PI), property damage, and environmental matters.  Over the last two years, we have experienced lower PI expenses that have been offset in part by higher environmental expenses, resulting in net benefits of $52 million in 2013 and $27 million in 2012.  The lower PI expenses have been driven by improved historical trend rates, resulting in favorable reserve adjustments for prior years’ claim amounts.  Going forward, if favorable trends continue for PI costs, we could see additional favorable adjustments, however, likely not at the levels experienced in 2013.

The decrease in 2012 reflected the absence of 2011’s unfavorable arbitration ruling discussed below and the favorable reserve developments discussed above.  These favorable items were partially offset by higher costs associated with property taxes.

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

PI cases involving occupational injuries comprised about 28% of total employee injury cases resolved and about 17% of total employee injury payments made.  With our long-established commitment to safety, we continue to work actively to eliminate all employee injuries and reduce the associated costs.  With respect to occupational injuries, which are not caused by a specific accident or event but allegedly result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.  The majority of these types of claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.  The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.

We maintain substantial amounts of insurance for potential third-party liability and property damage claims.  We also retain reasonable levels of risk through self-insurance (Note 16).

K29

Other Income – Net

Other income – net was $233 million in 2013, $129 million in 2012, and $160 million in 2011 (Note 2).  The increase in 2013 reflected a $97 million land sale gain in Michigan and higher net returns from corporate-owned life insurance (COLI), which was partially offset by lower coal royalties.

The decline in 2012 reflected fewer gains on the sale of property, decreased coal royalties, and higher interest expense (net) on uncertain tax positions offset in part by higher net returns from COLI, increased equity in the earnings of Conrail, and higher rental income.

Income Taxes

Income tax expense in 2013 was $1.1 billion, an effective rate of 36%, compared with 37% in 2012 and 34% in 2011.  The decrease in the rate for 2013 was primarily due to tax credits that became available in 2013 as a result of the American Taxpayer Relief Act of 2012 (2012 Act), enacted January 2, 2013, and favorable reductions in deferred tax expense for state law changes.  The increase in the rate for 2012 primarily reflects the absence of 2011’s favorable resolution of the Internal Revenue Service (IRS) examination of our 2008 return and review of certain claims for refund ($40 million) and the absence of a favorable reduction in deferred tax expense for state law changes ($28 million).

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act, enacted in 2010, allowed 100 percent bonus depreciation for 2011 and fifty-percent bonus depreciation in 2012.  Additionally, the 2012 Act as mentioned in the paragraph above, extended fifty-percent bonus depreciation for an additional year.  While bonus depreciation does not affect our total provision for income taxes or the effective rate, the absence of bonus depreciation is expected to increase current income tax expense and the related cash outflows for the payment of income taxes in 2014 by approximately $200 million.  The 2012 Act also reinstated certain business tax credits retroactively for 2012 and for 2013, but these provisions expired at the end of 2013.

IRS examinations have been completed for all years prior to 2011.  We expect the IRS will begin auditing our 2011 and 2012 consolidated income tax returns in early 2014.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $3.1 billion in both 2013 and 2012 and $3.2 billion in 2011.  The decrease in 2012 reflected increased tax payments driven by reduced bonus depreciation, in addition to lower operating results. We had working capital of $770 million at December 31, 2013, compared with $161 million at December 31, 2012, primarily reflecting higher cash and short-term investment balances as a result of new debt issued and lower share repurchase activity in 2013, partially offset by an increase in our current maturities of long-term debt.  Cash, cash equivalents, and short-term investment balances totaled $1.6 billion and $668 million at December 31, 2013 and 2012, respectively, and were invested in accordance with our corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to these assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

K30

Contractual obligations at December 31, 2013, were comprised of interest on fixed-rate long-term debt and capital leases, long-term debt and capital leases (Note 8), operating leases (Note 9), agreements with CRC (Note 5), unconditional purchase obligations (Note 16), long-term advances from Conrail (Note 5), and unrecognized tax benefits (Note 3):

			2015 -	2017 -	2019 and
	Total	2014	2016	2018	Subsequent	Other
	($ in millions)

Interest on fixed-rate long-term debt
and capital lease principal	$13,331	$533	$1,016	$892	$10,890	$-
Long-term debt and capital lease principal	9,843	445	501	1,150	7,747	-
Operating leases	738	80	136	104	418	-
Agreements with CRC	360	35	70	70	185	-
Unconditional purchase obligations	353	310	27	16	-	-
Long-term advances from Conrail	133	-	-	-	133	-
Unrecognized tax benefits*	65	-	-	-	-	65

Total	$24,823	$1,403	$1,750	$2,232	$19,373	$65

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

Cash used in investing activities was $1.9 billion in 2013, compared with $2.0 billion in 2012, and $1.8 billion in 2011.  The decrease in 2013 primarily reflects fewer property additions and property sales that were partially offset by increased investment purchases, net of sales.  The 2012 increase resulted from a decrease in investment sales, net of purchases, and increased property additions that were offset in part by proceeds from property sales.

Property additions account for most of the recurring spending in this category.  The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Property Additions

	2013	2012	2011	2010	2009
	($ in millions)

Road and other property	$1,421	$1,465	$1,222	$1,153	$1,128
Equipment	550	776	938	317	171

Total	$1,971	$2,241	$2,160	$1,470	$1,299

Track Structure Statistics (Capital and Maintenance)

	2013	2012	2011	2010	2009

Track miles of rail installed	549	509	484	422	434
Miles of track surfaced	5,475	5,642	5,441	5,326	5,568
New crossties installed (millions)	2.5	2.6	2.7	2.6	2.7

K31

Average Age of Owned Railway Equipment

	2013	2012	2011	2010	2009
	(years)

Freight cars	30.2	30.2	30.3	31.0	30.3
Locomotives	22.5	21.6	21.0	20.5	19.9
Retired locomotives	38.7	41.2	31.7	28.4	31.2

For 2014, we have budgeted $2.2 billion for property additions.  The anticipated spending includes $910 million for the normalized replacement of rail, ties and ballast and the improvement or replacement of bridges.  Planned equipment spending of $550 million includes new and rebuilt locomotives, coal cars, intermodal containers and chassis, covered and open coil cars, and multilevel automobile racks.  Investments in facilities and terminals are anticipated to be $210 million, and include intermodal terminals and equipment to add capacity to the intermodal network (including Crescent Corridor), continued progress on our multi-year project to expand the Bellevue Yard in northern Ohio, and mechanical service shops.  We have budgeted $220 million for the continued implementation of positive train control (PTC) and expect remaining additional PTC-related property additions to total at least $670 million.  We also expect to spend $50 million on infrastructure improvements to increase mainline capacity, accommodate business growth and provide our share of funding for various public/private partnership investments such as Crescent Corridor and the Chicago CREATE project.  Technology investments of $70 million are planned for new or upgraded systems and computers.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20,

I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we plan to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $309 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $315 million ($260 million of which has been spent to date) for the substantial completion of work on these projects, which is expected in 2015.  This includes planned investments for the Crescent Corridor that approximate $42 million in 2014 and $13 million in 2015.  If and when demand warrants, additional improvements and expansions beyond these amounts may be made to the Crescent Corridor.

Cash used in financing activities was $394 million in 2013, compared with $694 million in 2012, and $2.0 billion in 2011.  The change in 2013 includes lower share repurchases and reduced proceeds from borrowings, net of debt repayments.  The change in 2012 reflected lower share repurchases, increased proceeds from borrowings, reduced debt repayments and maturities, offset in part by higher dividends.

Share repurchases totaled $627 million in 2013, $1.3 billion in 2012, and $2.1 billion in 2011 for the purchase and retirement of 8.3 million, 18.8 million, and 30.2 million shares, respectively.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017, and 38.3 million shares remain under this authority as of December 31, 2013.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

K32

During the fourth quarter of 2013, we issued $400 million of 3.85% senior notes due 2024.  During the third quarter of 2013, we issued $500 million of 4.80% senior notes due 2043.  Our debt-to-total capitalization ratio was 45.6% at December 31, 2013, compared with 47.1% at December 31, 2012.

As of December 31, 2013, we had authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.  We have on file with the SEC a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at December 31, 2013, and are in compliance with all of its covenants.  In October 2013, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2014.  There was $200 million outstanding under this program at December 31, 2013, and $300 million outstanding at December 31, 2012 (Note 8).

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

Net pension expense, which is included in “Compensation and benefits” in the Consolidated Statements of Income, was $69 million for 2013.  In recording this amount, we assumed a long-term investment rate of return of 8.25%, which was supported by the long-term total rate of return on plan assets since inception, as well as our expectation of future returns.  A one-percentage point change to this rate of return assumption would result in a $18 million change in pension expense.  Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings, and mortality would not be expected to have a material effect on our net pension expense or net pension liability in the future.  The net pension liability is recorded at net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality

K33

corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $108 million for 2013.  In recording this expense and valuing the net liability for other postretirement benefits, we estimated future increases in healthcare costs.  These assumptions, along with the effect of a one-percentage point change in them, are described in Note 11.

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

We adjust our rates based on the results of these studies and implement the changes prospectively.  These studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  Depreciation expense for 2013 totaled $916 million.  Our composite depreciation rates for 2013 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $35 million increase (or decrease) to depreciation expense.  For 2013, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.40% to 33.33%.

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

K34

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

A retirement is considered abnormal if it does not occur in the normal course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements would be recognized in earnings; however, there were no such gains or losses in 2013, 2012, or 2011.

We review the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flow.  Assets that are deemed impaired as a result of such review would be recorded at the lesser of carrying amount or fair value; however, there were no such impairments in 2013, 2012, or 2011.

Personal Injury, Environmental, and Legal Liabilities

Casualties and other claims expense, included in “Materials and other,” totaled $90 million in 2013, $130 million in 2012, and $216 million in 2011. Historically, most of this expense relates to our accrual for personal injury liabilities; however, over the last few years our personal injury expense has decreased due to improved historical trend rates for prior years’ claims.  Environmental expenses, which are also included in this category, have increased over the last few years as a result of unfavorable developments and more aggressive remediation strategies.

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

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be estimated reasonably (Note 16).  Claims, if any, against third parties for recovery of cleanup costs we’ve incurred, are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  We have an Environmental Policy Council, composed of senior managers, to oversee and interpret our environmental policy.

K35

Operating expenses for environmental matters totaled $57 million in 2013, $40 million in 2012, and $32 million in 2011, and property additions for environmental matters totaled $8 million in 2013, $6 million in 2012, and $7 million in 2011.  Property additions for environmental matters in 2014 are expected to be about $11 million.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $58 million at December 31, 2013, and $42 million at December 31, 2012 (of which $15 million is classified as a current liability at December 31, 2013 and $12 million at December 31, 2012).  At December 31, 2013, the liability represents our estimate of the probable cleanup and remediation costs based on available information at 142 known locations and projects.  As of that date, ten sites accounted for $30 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 12 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

K36

Income Taxes

Our net long-term deferred tax liability totaled $8.5 billion at December 31, 2013 (Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We had a $32 million valuation allowance on $630 million of deferred tax assets as of December 31, 2013, reflecting the expectation that almost all of these assets will be realized.

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  We believe this liability for uncertain tax positions to be adequate.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  For every one half percent change in the 2013 effective tax rate, net income would have changed by $15 million.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

We and the NCCC have concluded the round of bargaining that began in November 2009 and reached agreements that extend through December 31, 2014 with all applicable labor unions.  With regard to the Wheelersburg (Ohio) Terminal workers who are represented by the Brotherhood of Maintenance of Way Employes Division (BMWED), negotiations are ongoing and mediation under the auspices of the National Mediation Board is expected to begin in the first quarter of 2014.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At December 31, 2013, debt subject to interest rate fluctuations totaled $200 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by approximately $2 million. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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

K37

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

K38

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Page

Report of Management	K40

Reports of Independent Registered Public Accounting Firm	K41

Consolidated Statements of Income Years ended December 31, 2013, 2012, and 2011	K43

Consolidated Statements of Comprehensive Income Years ended December 31, 2013, 2012, and 2011	K44

Consolidated Balance Sheets At December 31, 2013 and 2012	K45

Consolidated Statements of Cash Flows Years ended December 31, 2013, 2012, and 2011	K46

Consolidated Statements of Changes in Stockholders’ Equity Years ended December 31, 2013, 2012, and 2011	K47

Notes to Consolidated Financial Statements	K48

The Index to Consolidated Financial Statement Schedule in Item 15	K85

K39

Report of Management

February 14, 2014

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2013.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2013.

/s/Charles W. Moorman Charles W. Moorman Chairman and Chief Executive Officer	/s/Marta R. Stewart Marta R. Stewart Executive Vice President Finance and Chief Financial Officer	/s/Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller

K40

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 14, 2014

K41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 14, 2014

K42

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2013	2012	2011
	($ in millions, except per share amounts)

Railway operating revenues	$11,245	$11,040	$11,172

Railway operating expenses:
Compensation and benefits	3,002	2,960	2,974
Purchased services and rents	1,629	1,604	1,610
Fuel	1,613	1,577	1,589
Depreciation	916	916	862
Materials and other	828	859	924

Total railway operating expenses	7,988	7,916	7,959

Income from railway operations	3,257	3,124	3,213

Other income – net	233	129	160
Interest expense on debt	525	495	455

Income before income taxes	2,965	2,758	2,918

Provision for income taxes	1,055	1,009	1,002

Net income	$1,910	$1,749	$1,916

Per share amounts:
Net income
Basic	$6.10	$5.42	$5.52
Diluted	6.04	5.37	5.45

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2013	2012	2011
	($ in millions)

Net income	$1,910	$1,749	$1,916
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	1,122	(114)	(325)
Other comprehensive income (loss) of equity investees	42	(13)	(21)
Other comprehensive income (loss), before tax	1,164	(127)	(346)
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(436)	44	125
Other comprehensive income (loss), net of tax	728	(83)	(221)

Total comprehensive income	$2,638	$1,666	$1,695

See accompanying notes to consolidated financial statements.

K44

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

	At December 31,
	2013	2012
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,443	$653
Short-term investments	118	15
Accounts receivable - net	1,024	1,109
Materials and supplies	223	216
Deferred income taxes	180	167
Other current assets	87	82
Total current assets	3,075	2,242

Investments	2,439	2,300
Properties less accumulated depreciation of $10,387 and
$9,922, respectively	26,645	25,736
Other assets	324	64

Total assets	$32,483	$30,342

Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$1,265	$1,362
Short-term debt	100	200
Income and other taxes	225	206
Other current liabilities	270	263
Current maturities of long-term debt	445	50
Total current liabilities	2,305	2,081

Long-term debt	8,903	8,432
Other liabilities	1,444	2,237
Deferred income taxes	8,542	7,832
Total liabilities	21,194	20,582

Stockholdersʼ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 308,878,402 and 314,034,174 shares,
respectively, net of treasury shares	310	315
Additional paid-in capital	2,021	1,911
Accumulated other comprehensive loss	(381)	(1,109)
Retained income	9,339	8,643

Total stockholdersʼ equity	11,289	9,760

Total liabilities and stockholdersʼ equity	$32,483	$30,342

See accompanying notes to consolidated financial statements.

K45

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
	($ in millions)
Cash flows from operating activities:
Net income	$1,910	$1,749	$1,916
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	922	922	869
Deferred income taxes	262	366	527
Gains and losses on properties and investments	(104)	(6)	(32)
Changes in assets and liabilities affecting operations:
Accounts receivable	85	(64)	(215)
Materials and supplies	(7)	(7)	(40)
Other current assets	(5)	(6)	14
Current liabilities other than debt	5	82	68
Other – net	10	29	120
Net cash provided by operating activities	3,078	3,065	3,227

Cash flows from investing activities:
Property additions	(1,971)	(2,241)	(2,160)
Property sales and other transactions	144	192	84
Investments, including short-term	(130)	(23)	(135)
Investment sales and other transactions	63	78	439
Net cash used in investing activities	(1,894)	(1,994)	(1,772)

Cash flows from financing activities:
Dividends	(637)	(624)	(576)
Common Stock issued – net	131	89	120
Purchase and retirement of Common Stock	(627)	(1,288)	(2,051)
Proceeds from borrowings – net	989	1,491	1,101
Debt repayments	(250)	(362)	(600)
Net cash used in financing activities	(394)	(694)	(2,006)

Net increase (decrease) in cash and cash equivalents	790	377	(551)

Cash and cash equivalents:
At beginning of year	653	276	827

At end of year	$1,443	$653	$276

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$492	$473	$435
Income taxes (net of refunds)	735	618	289

See accompanying notes to consolidated financial statements.

K46

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

		Additional	Accum. Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2010	$358	$1,892	$(805)	$9,224	$10,669

Comprehensive income:
Net income				1,916	1,916
Other comprehensive loss			(221)		(221)
Total comprehensive income					1,695
Dividends on Common Stock,
$1.66 per share				(576)	(576)
Share repurchases	(30)	(159)		(1,862)	(2,051)
Stock-based compensation,
including tax benefit of $45	4	179		(9)	174

Balance at December 31, 2011	332	1,912	(1,026)	8,693	9,911

Comprehensive income:
Net income				1,749	1,749
Other comprehensive loss			(83)		(83)
Total comprehensive income					1,666
Dividends on Common Stock,
$1.94 per share				(624)	(624)
Share repurchases	(19)	(104)		(1,165)	(1,288)
Stock-based compensation,
including tax benefit of $42	2	103		(10)	95

Balance at December 31, 2012	315	1,911	(1,109)	8,643	9,760

Comprehensive income:
Net income				1,910	1,910
Other comprehensive income			728		728
Total comprehensive income					2,638
Dividends on Common Stock,
$2.04 per share				(637)	(637)
Share repurchases	(8)	(49)		(570)	(627)
Stock-based compensation,
including tax benefit of $38	3	159		(7)	155

Balance at December 31, 2013	$310	$2,021	$(381)	$9,339	$11,289

See accompanying notes to consolidated financial statements.

K47

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

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2013):  coal (23%); intermodal (21%); chemicals (15%); agriculture/consumer products/government (13%); metals/construction (12%); automotive (9%); and, paper/clay/forest products (7%).  Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Revenue Recognition

Transportation revenue is recognized proportionally as a shipment moves from origin to destination, and related expenses are recognized as incurred.  Refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of management’s best estimate of projected liability, which is based on historical activity, current shipment counts and the expectation of future activity.  We regularly monitor our contract refund liability and, historically, the estimates have not differed significantly from the amounts ultimately refunded.   Switching, demurrage and other incidental service revenues are recognized when the services are performed.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

K48

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $3 million at both December 31, 2013 and 2012.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

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

K49

including age, weight, condition (new or second hand) and type (curve or straight).  As a result, a composite depreciation rate is developed which is applied to the depreciable base.

We adjust our rates based on the results of these studies and implement the changes prospectively.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  For 2013, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.40% to 33.33%.

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

Required Accounting Changes

In the first quarter of 2013, we prospectively adopted Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update requires the disclosure of the effects of reclassifications out of Accumulated Other Comprehensive Loss on the respective line items in our Consolidated Statements of Income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  We don’t have any such items.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other required GAAP disclosures to provide additional detail about those amounts.  We include these disclosures in our “Stockholders’ Equity” (Note 13) footnote.  This update does not change the requirement to present the components of net income and other

K50

comprehensive income in either a single continuous statement or two separate consecutive statements, nor does it change the items currently reported in other comprehensive income.

2.  Other Income – Net

	2013	2012	2011
	($ in millions)
Income from natural resources:
Royalties from coal	$50	$72	$86
Nonoperating depletion and depreciation	(6)	(6)	(7)
Subtotal	44	66	79

Gains and losses from sale of properties	101	5	32
Rental income	61	54	51
Equity in earnings of Conrail Inc. (Note 5)	42	34	31
Corporate-owned life insurance – net	25	13	8
Interest income	8	8	9
Taxes on nonoperating property	(10)	(10)	(9)
Charitable contributions	(11)	(9)	(9)
Other interest expense – net	(12)	(9)	(3)
Other	(15)	(23)	(29)

Total	$233	$129	$160

“Other income – net” includes income and costs not part of rail operations and the income generated by the activities of our noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

3.  Income Taxes

Provisions for Income Taxes

	2013	2012	2011
	($ in millions)
Current:
Federal	$695	$569	$432
State	98	74	43
Total current taxes	793	643	475

Deferred:
Federal	270	339	506
State	(8)	27	21
Total deferred taxes	262	366	527

Provision for income taxes	$1,055	$1,009	$1,002

K51

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$1,038	35	$965	35	$1,021	35
State income taxes, net of federal tax effect	69	2	69	3	69	2
Internal Revenue Service (IRS) audit, settlement	-	-	(6)	-	(40)	(1)
State tax law changes, net of federal tax effect	(11)	-	(3)	-	(28)	(1)
Other, net	(41)	(1)	(16)	(1)	(20)	(1)

Provision for income taxes	$1,055	36	$1,009	37	$1,002	34

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$462	$834
Accruals, including casualty and other claims	114	139
Other	54	41
Total gross deferred tax assets	630	1,014
Less valuation allowance	(32)	(19)

Net deferred tax asset	598	995

Deferred tax liabilities:
Property	(8,494)	(8,188)
Other	(466)	(472)
Total gross deferred tax liabilities	(8,960)	(8,660)

Net deferred tax liability	(8,362)	(7,665)
Net current deferred tax asset	180	167

Net long-term deferred tax liability	$(8,542)	$(7,832)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.  The valuation allowance for 2013 also includes state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $13 million in 2013 and remained unchanged in 2012.

K52

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012
	($ in millions)

Balance at beginning of year	$63	$105

Additions based on tax positions related to the current year	3	6
Additions for tax positions of prior years	4	-
Reductions for tax positions of prior years	(1)	(20)
Settlements with taxing authorities	(2)	(23)
Lapse of statutes of limitations	(2)	(5)

Balance at end of year	$65	$63

Included in the balance of unrecognized tax benefits at December 31, 2013, are potential benefits of $25 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

IRS examinations have been completed for all years prior to 2011.  We expect the IRS to begin auditing our 2011 and 2012 consolidated income tax returns in early 2014. State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeals, or litigation.  We expect that the total amount of unrecognized tax benefits at December 31, 2013, will decrease by approximately $8 million in 2014 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years, but deductibility may become certain by the close of 2014.  We do not expect that the aforementioned potential change in unrecognized tax benefits will have a material effect on our financial position, results of operations, or liquidity.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” totaled $1 million of expense in 2013, $1 million of income in 2012, and $10 million of income in 2011.  There were no penalties related to tax matters in 2013, 2012, and 2011.  We have recorded a liability of $4 million at December 31, 2013, and $3 million at December 31, 2012, for the payment of interest on unrecognized tax benefits.  We have no liability recorded at December 31, 2013 and 2012, for the payment of penalties on unrecognized tax benefits.

K53

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012.

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

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$148	$177	$139	$174
Long-term debt, including current maturities	(9,348)	(10,673)	(8,482)	(10,734)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

K54

The following tables set forth the fair value of long-term investment and long-term debt balances disclosed above by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets or liabilities).

	December 31, 2013
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$47	$130	$177
Long-term debt, including current maturities	(10,449)	(224)	(10,673)

	December 31, 2012
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$41	$133	$174
Long-term debt, including current maturities	(10,450)	(284)	(10,734)

Sales of available-for-sale securities were zero for years ended December 31, 2013 and 2012, and $81 million for the year ended December 31, 2011.

5.  Investments

	December 31,
	2013	2012
	($ in millions)
Short-term investments:
Commercial paper, 2 months	$98	$-
Federal government bonds, held-to-maturity, with average
maturities of 3 and 5 months, respectively	20	15

Total short-term investments	$118	$15

Long-term investments:
Equity method investments:
Conrail Inc.	$1,075	$996
TTX Company	404	383
Meridian Speedway LLC	278	281
Pan Am Southern LLC	155	155
Other	90	82
Total equity method investments	2,002	1,897

Company-owned life insurance at net cash surrender value	289	264
Other investments	148	139

Total long-term investments	$2,439	$2,300

K55

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

At December 31, 2013, based on the funded status of Conrail’s pension plans, we increased our proportional investment in Conrail by $37 million.  This resulted in income of $34 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax liability of $3 million.

At December 31, 2012, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $7 million.  This resulted in a loss of $6 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax asset of $1 million.

At December 31, 2013, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $535 million.  Our equity in the earnings of Conrail, net of amortization, included in “Other income – net” was $42 million, $34 million, and $31 million in 2013, 2012, and 2011, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $146 million in 2013, $147 million in 2012, and $131 million in 2011. Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $35 million in each of 2014 through 2018 and $185 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $8 million annually.

“Accounts payable” includes $187 million at December 31, 2013, and $178 million at December 31, 2012, due to Conrail for the operation of the Shared Assets Areas.  In addition, “Other liabilities” includes $133 million at both December 31, 2013 and 2012, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

K56

6.  Properties

		Accumulated	Net Book	Depreciation
At December 31, 2013	Cost	Depreciation	Value	Rate	(1)
	($ in millions)

Land	$2,253	$-	$2,253	-

Roadway:
Rail and other track material	5,934	(1,782)	4,152	2.46%
Ties	4,464	(1,100)	3,364	3.24%
Ballast	2,244	(468)	1,776	2.65%
Construction in process	405	-	405	-
Other roadway	11,704	(2,814)	8,890	2.55%
Total roadway	24,751	(6,164)	18,587

Equipment:
Locomotives	4,814	(1,918)	2,896	3.42%
Freight cars	3,225	(1,429)	1,796	2.78%
Computers and software	513	(292)	221	11.07%
Construction in process	139	-	139	-
Other equipment	862	(316)	546	6.15%
Total equipment	9,553	(3,955)	5,598

Other property	475	(268)	207	1.15%

Total properties	$37,032	$(10,387)	$26,645

K57

		Accumulated	Net Book	Depreciation
At December 31, 2012	Cost	Depreciation	Value	Rate	(1)
	($ in millions)

Land	$2,240	$-	$2,240	-

Roadway:
Rail and other track material	5,699	(1,707)	3,992	2.48%
Ties	4,255	(1,027)	3,228	3.28%
Ballast	2,128	(437)	1,691	2.61%
Construction in process	378	-	378	-
Other roadway	11,223	(2,636)	8,587	2.57%
Total roadway	23,683	(5,807)	17,876

Equipment:
Locomotives	4,576	(1,798)	2,778	3.54%
Freight cars	3,214	(1,502)	1,712	2.95%
Computers and software	480	(270)	210	13.29%
Construction in process	177	-	177	-
Other equipment	817	(282)	535	5.99%
Total equipment	9,264	(3,852)	5,412

Other property	471	(263)	208	1.31%

Total properties	$35,658	$(9,922)	$25,736

(1) Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

Roadway and equipment property includes $8 million at December 31, 2013, and $9 million at December 31, 2012, of assets recorded pursuant to capital leases with accumulated amortization of $3 million at both December 31, 2013 and 2012.  Other property includes the costs of obtaining rights to natural resources of $336 million at both December 31, 2013 and 2012, with accumulated depletion of $195 million and $192 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $543 million in 2013, $515 million in 2012, and $474 million in 2011, of which $18 million, $20 million, and $19 million, respectively, was capitalized.

K58

7.  Current Liabilities

	December 31,
	2013	2012
	($ in millions)
Accounts payable:
Accounts and wages payable	$685	$777
Due to Conrail (Note 5)	187	178
Casualty and other claims (Note 16)	166	183
Vacation liability	130	129
Other	97	95

Total	$1,265	$1,362

Other current liabilities:
Interest payable	$121	$112
Postretirement and pension benefit obligations (Note 11)	64	70
Other	85	81

Total	$270	$263

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2013	2012
	($ in millions)
Notes and debentures:
6.16% maturing to 2018	$2,082	$2,082
6.16% maturing 2019 to 2021	1,397	1,397
3.22% maturing 2022 to 2024	1,600	1,200
6.93% maturing 2025 to 2037	1,402	1,403
4.81% maturing 2041 to 2043	1,833	1,333
6.39% maturing 2097 to 2111	1,328	1,328
Securitization borrowings, 1.23%	200	300
Other debt, 7.94% maturing 2024	101	151
Discounts and premiums, net	(495)	(512)
Total debt	9,448	8,682
Less current maturities and short-term debt	(545)	(250)

Long-term debt excluding current maturities and short-term debt	$8,903	$8,432

Long-term debt maturities subsequent to 2014 are as follows:
2015	$1
2016	500
2017	550
2018	600
2019 and subsequent years	7,252

Total	$8,903

During the third quarter of 2012, we issued $600 million of senior notes at 2.90% due 2023 and paid $115 million of premium in exchange for $521 million of our previously issued notes ($156 million at 7.25% due 2031,

K59

$140 million at 5.64% due 2029, $115 million at 5.59% due 2025, $72 million at 7.80% due 2027, and $38 million at 7.05% due 2037).  The premium is reflected as a reduction of debt in the Consolidated Balance Sheets, is included within “Debt repayments” in the 2012 Statement of Cash Flows, and is being amortized as additional interest expense over the term of the new debt.  No gain or loss was recognized as a result of the debt exchange.

We have in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.  Amounts received under the facility are accounted for as borrowings.  Under this facility, we received $100 million and repaid $200 million in 2013.

At December 31, 2013 and 2012, respectively, the amounts outstanding under the receivables securitization facility were $200 million at an average variable interest rate of 1.23% and $300 million at an average variable interest rate of 1.28%.  Our intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement (see below).  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $100 million outstanding at December 31, 2013 and

$200 million outstanding at December 31, 2012, are included in the line item “Short-term debt” in the Consolidated Balance Sheets.  The facility has a 364-day term which was renewed and amended in October 2013 to run until October 2014.  At December 31, 2013 and 2012, the receivables included in “Accounts receivable – net” serving as collateral for these borrowings totaled $747 million and $751 million, respectively.

Issuance of Debt or Equity Securities

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.

Credit Agreement, Debt Covenants, and Commercial Paper

We have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at December 31, 2013 and 2012, and we are in compliance with all of its covenants.

We have the ability to issue commercial paper supported by the $750 million credit agreement.  At December 31, 2013 and 2012, we had no outstanding commercial paper.

K60

9.  Lease Commitments

We are committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

	Operating	Capital
	Leases	Leases
	($ in millions)

2014	$80	$2
2015	74	1
2016	62	-
2017	54	-
2018	50	-
2019 and subsequent years	418	2

Total	$738	5
Less imputed interest on capital leases at an average rate of 5.50%		(1)

Present value of minimum lease payments included in debt		$4

Operating Lease Expense

	2013	2012	2011
	($ in millions)

Minimum rents	$121	$129	$150
Contingent rents	82	73	77

Total	$203	$202	$227

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.  Other Liabilities

	December 31,
	2013	2012
	($ in millions)

Net postretirement benefit obligations (Note 11)	$566	$1,049
Net pension benefit obligations (Note 11)	218	482
Casualty and other claims (Note 16)	214	258
Long-term advances from Conrail (Note 5)	133	133
Deferred compensation	120	118
Other	193	197

Total	$1,444	$2,237

K61

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2013	2012	2013	2012
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,285	$2,027	$1,311	$1,206
Service cost	41	34	16	15
Interest cost	81	89	50	54
Actuarial (gains) losses	(196)	253	(471)	82
Benefits paid	(120)	(118)	(51)	(46)
Benefit obligation at end of year	2,091	2,285	855	1,311

Change in plan assets:
Fair value of plan assets at beginning of year	1,791	1,670	205	186
Actual return on plan assets	432	227	34	19
Employer contribution	12	12	51	46
Benefits paid	(120)	(118)	(51)	(46)
Fair value of plan assets at end of year	2,115	1,791	239	205

Funded status at end of year	$24	$(494)	$(616)	$(1,106)

Amounts recognized in the Consolidated
Balance Sheets:
Noncurrent assets	$256	$1	$-	$-
Current liabilities	(14)	(13)	(50)	(57)
Noncurrent liabilities	(218)	(482)	(566)	(1,049)

Net amount recognized	$24	$(494)	$(616)	$(1,106)

Amounts recognized in other comprehensive
income (before tax):
Net (gain) loss	$585	$1,160	$(88)	$459
Prior service cost	4	4	-	-

K62

Our accumulated benefit obligation for our defined benefit pension plans is $1.9 billion and $2.1 billion at
December 31, 2013 and 2012, respectively.  Our unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $231 million at December 31, 2013, and $239 million at December 31, 2012, and had accumulated benefit obligations of $206 million at December 31, 2013, and $215 million at December 31, 2012.

Pension and Other Postretirement Benefit Cost Components

	2013	2012	2011
	($ in millions)

Pension benefits:
Service cost	$41	$34	$28
Interest cost	81	89	92
Expected return on plan assets	(142)	(138)	(140)
Amortization of net losses	89	75	67
Amortization of prior service cost	-	-	3

Net cost	$69	$60	$50

Other postretirement benefits:
Service cost	$16	$15	$14
Interest cost	50	54	58
Expected return on plan assets	(16)	(15)	(15)
Amortization of net losses	58	53	44

Net cost	$108	$107	$101

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2013
		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

Net gain arising during the year	$486	$489
Amortization of net losses	89	58

Total recognized in other comprehensive income	$575	$547
Total recognized in net periodic cost
and other comprehensive income	$506	$439

Net actuarial gains arising during the year to our pension benefits were due primarily to a higher than expected return on plan assets and an increase in our discount rate.  Net actuarial gains arising during the year related to our other postretirement benefits were due to changes in our estimate of the allocation of medical claims costs between our Medicare eligible and non-Medicare eligible populations, lower estimates of prescription drug costs and an increase in our discount rate.

The estimated net losses for the pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $54 million.  There is no expected amortization for the other postretirement benefit plans over the next year.

K63

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2013	2012	2011

Pension funded status:
Discount rate	4.60%	3.65%	4.50%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits funded status:
Discount rate	4.65%	3.80%	4.55%
Pension cost:
Discount rate	3.65%	4.50%	5.25%
Return on assets in plans	8.25%	8.25%	8.75%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits cost:
Discount rate	3.80%	4.55%	5.40%
Return on assets in plans	8.00%	8.00%	8.50%
Health care trend rate	7.33%	7.70%	8.10%

To determine the discount rates, we utilize analyses in which the projected annual cash flows from the pension and other postretirement benefit plans were matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2013, increases in the per capita cost of covered health care benefits were assumed to be 6.94% for 2014.  It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$11	$(9)
Postretirement benefit obligation	100	(84)

K64

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

Our pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Percentage of plan
	assets at December 31,
	2013	2012

Domestic equity securities	54%	52%
International equity securities	22%	22%
Debt securities	20%	24%
Cash and cash equivalents	4%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2013, of 65% in equity securities and 35% in debt securities compared with 58% in equity securities and 42% in debt securities at December 31, 2012.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. We assumed a rate of return on pension plan assets of 8.25% for both 2013 and 2012 and 8.75% for 2011.  A one-percentage point change to the rate of return assumption would result in an $18 million change to the net pension cost and, as a result, an equal change in “Compensation and benefits” expense.  For 2014, we assume an 8.25% return on pension plan assets.

K65

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

Municipal bonds:  Valued at an estimated price at which a dealer would pay for a security at year end using observable market-based inputs.

Commingled funds:  Valued at the NAV of shares held by the plan at year end, based on the quoted market prices of the underlying assets of the funds.  The investments are valued using NAV as a practical expedient for fair value.  The commingled funds hold equity securities.

Interest bearing cash:  Short-term bills or notes are valued at an estimated price at which a dealer would pay for the security at year end using observable market-based inputs; money market funds are valued at the closing price reported on the active market on which the funds are traded.

United States Government and agencies securities:  Valued at an estimated price at which a dealer would pay for a security at year end using observable as well as unobservable market-based inputs.  Inflation adjusted instruments utilize the appropriate index factor.

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

	December 31, 2013
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,245	$-	$1,245
Common collective trusts:
Debt securities	-	423	423
International equity securities	-	265	265
Commingled funds	-	95	95
Interest bearing cash	83	-	83
U.S. government and agencies securities	-	4	4

Total investments	$1,328	$787	$2,115

K66

	December 31, 2012
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,028	$-	$1,028
Common collective trusts:
Debt securities	-	433	433
International equity securities	-	211	211
Commingled funds	-	84	84
Interest bearing cash	31	-	31
U.S. government and agencies securities	-	3	3
Preferred stock	-	1	1

Total investments	$1,059	$732	$1,791

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of

$239 million and $205 million at December 31, 2013 and 2012, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 related assets.

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

Contributions and Estimated Future Benefit Payments

In 2014, we expect to contribute approximately $14 million to our unfunded pension plans for payments to pensioners and approximately $50 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2014.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
	($ in millions)

2014	$127	$50
2015	130	51
2016	133	52
2017	135	53
2018	137	54
Years 2019 – 2023	693	272

K67

The other postretirement benefits payments include an estimated average annual reduction due to the Medicare Part D subsidy of approximately $6 million.

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and totaled $41 million in 2013, $47 million in 2012, and $48 million in 2011.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, under these plans were $19 million in 2013, $18 million in 2012, and $17 million in 2011.

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

The number of shares remaining for issuance under LTIP is reduced (i) by 1 for each award granted as a stock option or stock-settled SAR, or (ii) by 1.61 for an award made in the form other than a stock option or stock-settled SAR.  Under the Board-approved Thoroughbred Stock Option Plan (TSOP), the Committee may grant stock options up to a maximum of 6,000,000 shares of Common Stock; as a broad-based stock option plan, stockholder approval of TSOP was not required.  We use newly issued shares to satisfy any exercises and awards under LTIP and TSOP.  Shares available for future grants are shown in the table below.

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

During the first quarter of 2013, the Committee granted stock options, RSUs and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.  Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

K68

Accounting Method

We account for our grants of stock options, RSUs, PSUs, and dividend equivalent payments in accordance with ASC 718 “Compensation-Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalent payments, which are all related to equity classified awards, are charged to retained income. Related compensation costs were $54 million in 2013, $45 million in 2012, and $61 million in 2011.  The total tax effects recognized in income in relation to stock-based compensation were benefits of $18 million in 2013, $14 million in 2012, and $20 million in 2011.

“Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011 includes tax benefits generated from tax deductions in excess of compensation costs recognized (excess tax benefits) for share-based awards of $38 million, $42 million, and $45 million, respectively.

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

In the first quarter of 2013, 748,200 options were granted under LTIP and 268,500 options were granted under TSOP.  In each case, the grant price was $69.83.  In the first quarter of 2012, 567,300 options were granted under LTIP and 210,300 options were granted under TSOP, each with a grant price of $75.14.   In the first quarter of 2011, 627,700 options were granted under LTIP and 257,000 options were granted under TSOP, each with a grant price of $62.75.   For all years, options granted under LTIP and TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee’s retirement or death.

Holders of the options granted under LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

K69

The fair value of each option awarded in 2013, 2012, and 2011 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including branches of the model that result in options expiring unexercised.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  For 2013, 2012, and 2011, a dividend yield of 2.86%, 2.30%, and 2.55%, respectively, was used for LTIP options for periods where no dividend equivalent payments are made, as well as for TSOP options, which do not receive dividend equivalents.  The assumptions for the LTIP and TSOP grants for the last three years are shown in the following table:

	2013	2012	2011

Expected volatility range	24% – 30%	27% – 29%	28% – 32%
Average expected volatility	26%	27%	28%
Average risk-free interest rate	1.88%	1.96%	3.42%
Average expected option term LTIP	9.0 years	8.9 years	8.5 years
Per-share grant-date fair value LTIP	$20.40	$23.84	$22.26
Average expected option term TSOP	8.9 years	8.8 years	8.5 years
Per-share grant-date fair value TSOP	$15.84	$19.55	$18.10
Options granted (LTIP and TSOP)	1,016,700	777,600	884,700

A summary of the status of changes in stock options is presented below:

	Stock	Weighted Avg.
	Options	Exercise Price

Outstanding at December 31, 2012	8,718,566	$47.61
Granted	1,016,700	69.83
Exercised	(2,570,088)	37.08
Forfeited	(13,000)	67.42

Outstanding at December 31, 2013	7,152,178	54.52

The aggregate intrinsic value of options outstanding at December 31, 2013, was $274 million with a weighted average remaining contractual term of 5.5 years.  Of these options outstanding, 4,105,878 were exercisable and had an aggregate intrinsic value of $188 million with a weighted average exercise price of $46.97 and a weighted average remaining contractual term of 3.7 years.

The following table provides information related to options exercised for the last three years:

	2013	2012	2011
	($ in millions)

Options exercised	2,570,088	1,809,770	2,845,677
Total intrinsic value	$106	$80	$127
Cash received upon exercise	93	47	75
Related excess tax benefits realized	31	28	42

At December 31, 2013, total unrecognized compensation related to options granted under LTIP and TSOP was $10 million, and is expected to be recognized over a weighted-average period of approximately 2.3 years.

K70

Restricted Stock Units

RSU grants and grant-date fair values were 162,000 and $69.83 in 2013; 140,000 and $75.14 in 2012; and 177,400 and $62.75 in 2011.  RSUs granted in all three years have a five-year restriction period and will be settled through issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.  During 2013, 298,400 of the RSUs granted in 2008 vested, with 178,991 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in RSUs is presented below:

		Weighted-
		Average
		Grant-Date
	RSUs	Fair Value

Nonvested at December 31, 2012	1,102,450	$51.75
Granted	162,000	69.83
Vested	(298,400)	50.47
Forfeited	(2,050)	61.33

Nonvested at December 31, 2013	964,000	55.17

At December 31, 2013, total unrecognized compensation related to RSUs granted under LTIP was $8 million, and is expected to be recognized over a weighted-average period of approximately 3.2 years.  The total related excess tax amounts realized in 2013, 2012, and 2011 were benefits of $2 million, $3 million, and $1 million, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals (total shareholder return, return on average invested capital and operating ratio) at the end of a three-year cycle.  PSU grants and grant-date fair values were 550,800 and $69.83 in 2013; 468,850 and $75.14 in 2012; and 580,900 and $62.75 in 2011.  PSUs granted in 2013, 2012, and 2011 will be paid in the form of shares of Common Stock.  During 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in PSUs is presented below:

		Weighted-
		Average
		Grant-Date
	PSUs	Fair Value

Balance at December 31, 2012	1,870,200	$59.27
Granted	550,800	69.83
Earned	(577,585)	47.76
Unearned	(244,015)	47.76
Forfeited	(3,600)	69.09

Balance at December 31, 2013	1,595,800	68.81

At December 31, 2013, total unrecognized compensation related to PSUs granted under LTIP was $7 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.  The total fair value of PSUs earned and paid in cash during 2011 totaled $27 million.  The total related excess tax amounts realized in 2013, 2012, and 2011 were benefits of $5 million, $11 million, and $2 million, respectively.

K71

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of LTIP and TSOP at December 31, were as follows:

	2013	2012	2011
Available for future grants:
LTIP	5,945,033	7,638,688	8,803,298
TSOP	1,172,256	1,434,356	1,640,456
Issued:
LTIP	2,765,986	2,337,179	3,077,739
TSOP	331,282	153,423	193,060

13.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2013 and 2012, amounted to 20,320,777, with a cost of $19 million for both 2013 and 2012.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

	Balance				Balance
	at Beginning	Net	Reclassification		at End
	of Year	Gain (Loss)	Adjustments		of Year
	($ in millions)
Year ended December 31, 2013
Pensions and other postretirement liabilities	$(999)	$600	$89	(1)	$(310)
Other comprehensive gain (loss)
of equity investees	(110)	39	-		(71)

Accumulated other comprehensive loss	$(1,109)	$639	$89		$(381)

Year ended December 31, 2012
Pensions and other postretirement liabilities	$(928)	$(149)	$78	(1)	$(999)
Other comprehensive loss of equity investees	(98)	(12)	-		(110)

Accumulated other comprehensive loss	$(1,026)	$(161)	$78		$(1,109)

(1)These items are included in the computation of net periodic pension and postretirement benefit costs.  See

   Note 11, “Pensions and Other Postretirement Benefits,” for additional information.

K72

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended December 31, 2013
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$975	$(375)	$600
Reclassification adjustments for costs
included in net income	147	(58)	89
Subtotal	1,122	(433)	689
Other comprehensive income of equity investees	42	(3)	39

Other comprehensive income	$1,164	$(436)	$728

Year ended December 31, 2012
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(242)	$93	$(149)
Reclassification adjustments for costs
included in net income	128	(50)	78
Subtotal	(114)	43	(71)
Other comprehensive loss of equity investees	(13)	1	(12)

Other comprehensive loss	$(127)	$44	$(83)

Year ended December 31, 2011
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(439)	$169	$(270)
Reclassification adjustments for costs
included in net income	114	(46)	68
Subtotal	(325)	123	(202)
Other comprehensive loss of equity investees	(21)	2	(19)

Other comprehensive loss	$(346)	$125	$(221)

14.  Stock Repurchase Program

We repurchased and retired 8.3 million, 18.8 million, and 30.2 million shares under our share repurchase program in 2013, 2012, and 2011, respectively, at a cost of $627 million, $1.3 billion, and $2.1 billion.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.  The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.   Since the beginning of 2006, we have repurchased and retired 136.7 million shares of Common Stock at a total cost of $8.1 billion.

K73

15.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2013	2012	2011	2013	2012	2011
	($ in millions except per share amounts, shares in millions)

Net income	$1,910	$1,749	$1,916	$1,910	$1,749	$1,916
Dividend equivalent payments	(7)	(9)	(9)	(4)	(4)	(2)

Income available to common stockholders	1,903	1,740	1,907	1,906	1,745	1,914

Weighted-average shares outstanding	311.9	320.9	345.5	311.9	320.9	345.5
Dilutive effect of outstanding options
and share-settled awards				3.6	4.3	5.8
Adjusted weighted-average shares outstanding				315.5	325.2	351.3

Earnings per share	$6.10	$5.42	$5.52	$6.04	$5.37	$5.45

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in 2013, 2 million in 2012, and none in 2011.

16.  Commitments and Contingencies

Lawsuits

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (“Sunbelt”), have rate reasonableness complaints pending before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable.  We dispute these allegations.  Since June 1, 2009, in the case of DuPont, and since April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates.  We presently expect resolution of these cases to occur in 2014 and believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

K74

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

K75

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $58 million at December 31, 2013, and $42 million at December 31, 2012 (of which $15 million is classified as a current liability at December 31, 2013 and $12 million at December 31, 2012).  At December 31, 2013, the liability represents our estimate of the probable cleanup and remediation costs based on available information at 142 known locations and projects compared with 146 locations and projects at December 31, 2012.  At December 31, 2013, ten sites accounted for $30 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 12 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

K76

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.0 billion per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $175 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

Purchase Commitments

At December 31, 2013, we had outstanding purchase commitments totaling approximately $353 million for long-term service contracts through 2019 as well as locomotives, track material, and freight cars, in connection with our capital programs through 2018.

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

At December 31, 2013, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.  Four other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

K77

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2013
Railway operating revenues	$2,738	$2,802	$2,824	$2,881
Income from railway operations	691	836	849	881
Net income	450	465	482	513
Earnings per share:
Basic	1.43	1.47	1.55	1.66
Diluted	1.41	1.46	1.53	1.64

2012
Railway operating revenues	$2,789	$2,874	$2,693	$2,684
Income from railway operations	745	934	731	714
Net income	410	524	402	413
Earnings per share:
Basic	1.24	1.62	1.26	1.31
Diluted	1.23	1.60	1.24	1.30

K78

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2013.  Based on such evaluation, our officers have concluded that, at December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In order to ensure that our internal control over financial reporting is effective, we regularly assess such controls and did so most recently for our financial reporting at December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, we have concluded that we maintained effective internal control over financial reporting at December 31, 2013.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2013.  These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2013, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

K79

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:

•         appearing under the subcaption “Compensation” under the caption “Board of Directors” for directors, including the “2013 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”

•         appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2013 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2013” and “Option Exercises and Stock Vested in 2013” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and

•         appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K80

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2013)

	Number of	Weighted-
	securities	average	Number of securities
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
Plan	outstanding options,	options, warrants	under equity
Category	warrants and rights	and rights	compensation plans (1)
	(a)	(b)	(c)
Equity compensation plans
approved by securities holders(2)	8,899,753 (4)	$53.32 (5)	5,945,033

Equity compensation plans
not approved by securities holders(3)	1,163,586	60.69	1,184,256 (6)

Total	10,063,339		7,129,289

(1)	Excludes securities reflected in column (a)
(2)	LTIP, excluding five million shares for broad-based issuance to non-officers.
(3)	LTIP’s five million shares for broad-based issuance to non-officers, TSOP and the Director’s Restricted Stock Plan.
(4)	Includes options, RSUs and PSUs granted under LTIP that may be settled in shares of stock.
(5)	Calculated without regard to 2,911,661, outstanding RSUs and PSUs at December 31, 2013.
(6)	Of the shares remaining available for grant under plans not approved by stockholders, 12,000 are available for grant as restricted stock under the Directors’ Restricted Stock Plan.

K81

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

Non-employee Directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Compensation Committee (Committee), or the Corporation’s chief executive officer to the Committee delegates award-making authority pursuant to LTIP, may grant incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, restricted shares, PSUs, and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs, and PSUs.  Awards under LTIP may be made subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

For options granted after May 13, 2010, the option price will be at least the higher of (i) the average of the high and low prices at which Common Stock is traded on the date of grant, or (ii) the closing price of Common Stock on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  LTIP specifically prohibits option repricing without stockholder approval, except that adjustments may be made in the event of changes in our capital structure or Common Stock.

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2013 PSU awards, corporate performance will be measured using three equally weighted standards established by the Committee:  (1) three-year average return on average capital invested, (2) three-year average operating ratio, and (3) total return to stockholders measured at the end of the three-year period.  For the 2013 PSU awards, PSUs will be settled in shares of Common Stock.

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

K82

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

Active full-time nonagreement employees residing in the United States or Canada are eligible for selection to receive TSOP awards.  Under TSOP, the Committee, or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to TSOP, may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

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

The restriction period applicable to restricted shares granted under the Plan begins on the date of the grant and ends on the earlier of the recipient’s death or the day after the recipient ceases to be a Director by reason of disability or retirement.  During the restriction period, shares may not be sold, pledged, or otherwise encumbered.  Directors will forfeit the restricted shares if they cease to serve as a Director of our company for reasons other than their disability, retirement, or death.

K83

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K84

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K40
		Reports of Independent Registered Public Accounting Firm	K41
		Consolidated Statements of Income, Years ended December 31, 2013, 2012, and 2011	K43
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2013, 2012, and 2011	K44
		Consolidated Balance Sheets at December 31, 2013 and 2012	K45
		Consolidated Statements of Cash Flows, Years ended December 31, 2013, 2012, and 2011	K46
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2013, 2012, and 2011	K47
		Notes to Consolidated Financial Statements	K48

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K99

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description

3		Articles of Incorporation and Bylaws –

3(i)		The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s 10-K filed on March 5, 2001.

K85

3(ii)	An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010.

3(iii)	The Bylaws of Norfolk Southern Corporation, as amended January 21, 2014, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on January 21, 2014.

4		Instruments Defining the Rights of Security Holders, Including Indentures:

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

K86

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

K87

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

(x)

Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013.

(y)

Fourth Supplemental Indenture, dated as of November 21, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400,000,000, is incorporated herein by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 21, 2013.

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

K88

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

(c)

Amendment No. 2 dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

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

K89

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

(s)*,**	Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010 and as amended September 27, 2011, April 26, 2012, and November 26, 2013.

K90

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

(y)

The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective
July 22, 2013, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013.

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

(cc)*

The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated herein by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

(dd)*,**	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective May 13, 2010, and as amended July 23, 2013, and November 26, 2013.

K91

(ee)

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

(ff)

Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad , is incorporated herein by reference to Exhibit 10(mm) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006.

(gg)

Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of
December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(hh)

Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(ii)*

Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, amended effective January 1, 2010, is incorporated herein by reference to Exhibit 10(rr) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(jj)	Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007.

(kk)

Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009.

(ll)

Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009.

(mm)

Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009.

(nn)

Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(oo)

Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010.

K92

(pp)

Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010.

(qq)

Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011.

(rr)

Amendment No. 9, dated as of October 18, 2012, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2012.

(ss)

Amendment No. 10, dated as of October 17, 2013, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 18, 2013.

(tt)

Dealer Agreement dated as of January 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s
Form 8-K filed on January 25, 2008.

(uu)

Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated herein by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(vv)

Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008.

(ww)

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

(xx)

Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated herein by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(yy)*

Directors’ Deferred Fee Plan of Norfolk Southern Corporation, as amended effective
January 1, 2009, is incorporated herein by reference to Exhibit 10.01 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(zz)*

Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective June 26, 2013, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013.

K93

(aaa)*

Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated herein by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(bbb)*

Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated herein by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(ccc)

Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2006.

(ddd)*

Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on
August 21, 2008, with an effective date of January 1, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008.

(eee)*

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

(fff)

Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(ggg)	Credit Agreement dated as of December 14, 2011, is incorporated herein by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

(hhh)*

Consulting Services Agreement between Norfolk Southern Corporation and John P. Rathbone, entered into on September 20, 2013, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on September 24, 2013.

(iii)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors approved by the Compensation Committee on November 25, 2013.

(jjj)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for incentive stock options approved by the Compensation Committee on November 25, 2013.

(kkk)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on November 25, 2013.

(lll)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Compensation Committee on November 25, 2013.

(mmm)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on November 25, 2013.

K94

(nnn)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on November 25, 2013.

(ooo)

Performance Criteria for bonuses payable in 2015 for the 2014 incentive year.  On January 20, 2014, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2015 for the 2014 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan:  50% based on operating income; 35% based on operating ratio; and 15% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

(ppp)

Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012.

(qqq)*

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

K95

101**

The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:  (i) the Consolidated Statements of Income of each of the years ended

December 31, 2013, 2012, and 2011; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2012, 2011, and 2010; (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2013, 2012, and 2011; and (vi) the Notes to Consolidated Financial Statements.

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

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination.  All exhibits are included in the 2013 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K96

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes James A. Hixon and Marta R. Stewart, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints James A. Hixon and Marta R. Stewart, or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2014.

/s/Charles W. Moorman
By:  Charles W. Moorman
       (Chairman and Chief Executive Officer)

K97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of February, 2014, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/Charles W. Moorman (Charles W. Moorman)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/Marta R. Stewart (Marta R. Stewart)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/Thomas E. Hurlbut (Thomas E. Hurlbut)	Vice President and Controller (Principal Accounting Officer)

/s/Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/Erskine B. Bowles (Erskine B. Bowles)	Director

/s/Robert A. Bradway (Robert A. Bradway)	Director

/s/Wesley G. Bush (Wesley G. Bush)	Director

/s/Daniel A. Carp (Daniel A. Carp)	Director

/s/Karen N. Horn (Karen N. Horn)	Director

/s/Burton M. Joyce (Burton M. Joyce)	Director

/s/Steven F. Leer (Steven F. Leer)	Director

/s/Michael D. Lockhart (Michael D. Lockhart)	Director

/s/Amy E. Miles (Amy E. Miles)	Director

/s/Martin H. Nesbitt (Martin H. Nesbitt)	Director

/s/James A. Squires (James A. Squires)	Director

/s/John R. Thompson (John R. Thompson)	Director

K98

Schedule II

Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2011, 2012, and 2013
($ in millions)

		Additions charged to:

	Beginning			Other				Ending
	Balance	Expenses		Accounts		Deductions		Balance

Year ended December 31, 2011
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$21	$-		$-		$2		$19
Casualty and other claims
included in other liabilities	261	102	(1)	1		89	(3)	275
Current portion of casualty and
other claims included in
accounts payable	254	16		133	(2)	202	(4)	201

Year ended December 31, 2012
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$19	$-		$-		$-		$19
Casualty and other claims
included in other liabilities	275	76	(1)	-		93	(3)	258
Current portion of casualty and
other claims included in
accounts payable	201	18		157	(2)	193	(4)	183

Year ended December 31, 2013
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$19	$13		$-		$-		$32
Casualty and other claims
included in other liabilities	258	33	(1)	-		77	(3)	214
Current portion of casualty and
other claims included in
accounts payable	183	15		101	(2)	133	(4)	166

(1)Includes adjustments for changes in estimates for prior years’ claims.

(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(3)Payments and reclassifications to/from accounts payable.

(4)Payments and reclassifications to/from other liabilities.

K99