Form 10-Q
period 2014-03-31
NORFOLK SOUTHERN CORP
filed 2014-04-23
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock ($1.00 par value per share)	309,646,086 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	First Quarter
	2014	2013
	($ in millions, except per
	share amounts)

Railway operating revenues	$2,689	$2,738

Railway operating expenses
Compensation and benefits	740	780
Purchased services and rents	392	393
Fuel	432	429
Depreciation	237	227
Materials and other	221	218

Total railway operating expenses	2,022	2,047

Income from railway operations	667	691

Other income – net	26	135
Interest expense on debt	139	129

Income before income taxes	554	697

Provision for income taxes	186	247

Net income	$368	$450

Per share amounts
Net income:
Basic	$1.18	$1.43
Diluted	1.17	1.41

Dividends	0.54	0.50

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	First Quarter
	2014	2013
	($ in millions)

Net income	$368	$450
Other comprehensive income, before tax:
Pension and other postretirement benefits	299	36
Other comprehensive income of equity investees	3	1
Other comprehensive income, before tax	302	37
Income tax expense related to items of other
comprehensive income	(114)	(14)
Other comprehensive income, net of tax	188	23

Total comprehensive income	$556	$473

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,522	$1,443
Short-term investments	10	118
Accounts receivable – net	1,109	1,024
Materials and supplies	240	223
Deferred income taxes	179	180
Other current assets	70	87
Total current assets	3,130	3,075

Investments	2,466	2,439
Properties less accumulated depreciation of $10,512 and
$10,387, respectively	26,768	26,645
Other assets	336	324

Total assets	$32,700	$32,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,194	$1,265
Short-term debt	-	100
Income and other taxes	323	225
Other current liabilities	359	270
Current maturities of long-term debt	445	445
Total current liabilities	2,321	2,305

Long-term debt	8,909	8,903
Other liabilities	1,130	1,444
Deferred income taxes	8,647	8,542
Total liabilities	21,007	21,194

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 309,646,086 and 308,878,402 shares,
respectively, net of treasury shares	311	310
Additional paid-in capital	2,085	2,021
Accumulated other comprehensive loss	(193)	(381)
Retained income	9,490	9,339

Total stockholders’ equity	11,693	11,289

Total liabilities and stockholders’ equity	$32,700	$32,483

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Quarter
	2014	2013
	($ in millions)
Cash flows from operating activities
Net income	$368	$450
Reconciliation of net income to net cash provided by operating activities:
Depreciation	238	228
Deferred income taxes	(8)	74
Gains and losses on properties and investments	(2)	(99)
Changes in assets and liabilities affecting operations:
Accounts receivable	(85)	(49)
Materials and supplies	(17)	(30)
Other current assets	17	17
Current liabilities other than debt	86	96
Other – net	(9)	36
Net cash provided by operating activities	588	723

Cash flows from investing activities
Property additions	(381)	(379)
Property sales and other transactions	22	19
Investments, including short-term	(3)	(5)
Investment sales and other transactions	108	(1)
Net cash used in investing activities	(254)	(366)

Cash flows from financing activities
Dividends	(167)	(157)
Common stock issued – net	62	55
Purchase and retirement of common stock	(50)	(33)
Debt repayments	(100)	(203)
Net cash used in financing activities	(255)	(338)

Net increase in cash and cash equivalents	79	19

Cash and cash equivalents
At beginning of period	1,443	653

At end of period	$1,522	$672

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$75	$62
Income taxes (net of refunds)	60	23

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at March 31, 2014, and December 31, 2013, our results of operations, comprehensive income, and cash flows for the first quarters of 2014 and 2013 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2014, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below. Stock-based compensation expense was $32 million and $37 million during the first quarters of 2014 and 2013, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $10 million and $12 million for the first quarters of 2014 and 2013, respectively.

Stock Options

In the first quarter of 2014, 515,240 options were granted under LTIP and 181,070 options were granted under TSOP. In each case, the grant price was $94.17, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under LTIP and TSOP in 2014 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively. Holders of the 2014 options granted under LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

The fair value of each option award in 2014 was measured on the date of grant using a lattice-based option valuation model. Expected volatilities are based on implied volatilities from traded options on, and historical volatility of, Common Stock. Historical data is used to estimate option exercises and employee terminations within the valuation model. The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. For options granted that include dividend equivalent payments, a dividend yield of zero was used. A dividend yield of 2.29% was used for LTIP options for periods where no dividend equivalent payments are made as well as for TSOP options, which do not receive dividend equivalents.

The assumptions for the 2014 LTIP and TSOP grants are shown in the following table:

Expected volatility range	23% - 27%
Average expected volatility	25%
Average risk-free interest rate	2.79%
Average expected option term LTIP	8.9 years
Per-share grant-date fair value LTIP	$29.87
Average expected option term TSOP	8.8 years
Per-share grant-date fair value TSOP	$24.38

For the first quarter of 2014, options relating to 880,744 shares were exercised, yielding $40 million of cash proceeds and $11 million of tax benefit recognized as additional paid-in capital. For the first quarter of 2013, options relating to 1,024,614 shares were exercised, yielding $35 million of cash proceeds and $13 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2014, there were 113,505 RSUs granted with a grant-date fair value of $94.17 and a five-year restriction period. The RSUs granted in 2014 will be settled through the issuance of shares of Common Stock.

During the first quarter of 2014, 318,150 of the RSUs granted in 2009 vested, with 187,449 shares of Common Stock issued net of withholding taxes.  For the first quarter of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $6 million and $2 million for the first quarters of 2014 and 2013, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are paid in the form of shares of Common Stock. During the first quarter of 2014, there were 399,530 PSUs granted.  PSUs will earn out based on the achievement of a return on average invested capital target (a performance condition) and a total shareholder return target (a market condition).  The grant-date fair values of the PSUs associated with the performance and market conditions were $94.17 and $50.31, respectively, with the market condition fair value measured on the date of grant using a Monte Carlo simulation model.

During the first quarter of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  For the first quarter of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million for the first quarter of both 2014 and 2013.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.  IRS examinations have been completed for all years prior to 2011, and we are not currently under audit for subsequent years.

3.  Earnings Per Share

	Basic		Diluted
	First Quarter
	2014	2013	2014	2013
	($ in millions except per share amounts,
	shares in millions)

Net income	$368	$450	$368	$450
Dividend equivalent payments	(2)	(2)	(1)	(1)

Income available to common stockholders	366	448	367	449

Weighted-average shares outstanding	309.5	314.5	309.5	314.5
Dilutive effect of outstanding options
and share-settled awards			3.1	3.6
Adjusted weighted-average shares outstanding			312.6	318.1

Earnings per share	$1.18	$1.43	$1.17	$1.41

During the first quarters of 2014 and 2013, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.7 million for 2014 and 0.8 million for 2013.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at March 31, 2014, and December 31, 2013, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)

December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income (loss):
Prior service benefit	367		-	367
Amounts reclassified into net income	12	(1)	-	12
Net gain (loss)	(80)		3	(77)
Tax expense	(114)		-	(114)
Other comprehensive income	185		3	188

March 31, 2014	$(125)		$(68)	$(193)

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)

December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income (loss):
Amounts reclassified into net income	36	(1)	-	36
Net gain	-		1	1
Tax expense	(14)		-	(14)
Other comprehensive income	22		1	23

March 31, 2013	$(977)		$(109)	$(1,086)

(1) These items are included in the computation of net periodic pension and postretirement benefit costs. See

     Note 7, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 0.5 million shares of Common Stock in each of the first quarters of 2014 and 2013 at a cost of $50 million and $33 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 137.3 million shares at a total cost of $8.2 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both March 31, 2014 and December 31, 2013.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $34 million for both the first quarter of 2014 and 2013.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $6 million the first quarter of 2014.  For the first quarter of 2013, this amounted to $9 million and was included in “Other income – net.”

“Accounts payable” includes $193 million at March 31, 2014, and $187 million at December 31, 2013, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both March 31, 2014, and December 31, 2013, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

7.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees. We also provide specific health care and life insurance benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, a defined percentage of health care expenses is covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies.

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2014	2013	2014	2013
	($ in millions)

Service cost	$9	$10	$2	$4
Interest cost	23	20	8	13
Expected return on plan assets	(38)	(35)	(4)	(4)
Amortization of net losses	14	22	-	14
Amortization of prior service benefit	-	-	(2)	-

Net cost	$8	$17	$4	$27

In the first quarter of 2014, we amended our retiree medical plan for participants who are Medicare eligible resulting in a remeasurement of our plan assets and obligations.  Effective July 1, 2014, participants who are Medicare-eligible will not be covered under the self-insured retiree health care plan but instead will be provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.  As required, the discount rate assumption was revised as a result of the remeasurement to 3.90% from 4.65% at December 31, 2013, and there were no significant changes to the expected return on plan assets, asset mix, mortality rates, or health care trend rates.   The prior service benefit associated with the plan amendment was $367 million and the actuarial losses associated with the change in discount rate were $80 million, resulting in a decrease in the benefit obligation of $287 million.  The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost during the remainder of the year is $18 million.

For the remainder of 2014, we expect to contribute approximately $39 million to our other postretirement benefit plans for retiree health and life insurance benefits.  Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Other
Postretirement
Benefits
($ in millions)

Remainder of 2014	$39
2015	47
2016	46
2017	45
2018	44
Years 2019 - 2023	201

8.  Fair Value

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

The asset’s or liability’s fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at March 31, 2014 or December 31, 2013.

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

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$149	$180	$148	$177
Long-term debt, including current maturities	(9,354)	(10,989)	(9,348)	(10,673)

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

	Level 1	Level 2	Total
	($ in millions)
March 31, 2014
Long-term investments	$49	$131	$180
Long-term debt, including current maturities	(10,763)	(226)	(10,989)

December 31, 2013
Long-term investments	$47	$130	$177
Long-term debt, including current maturities	(10,449)	(224)	(10,673)

9.  Commitments and Contingencies

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

Two of our customers, DuPont and Sunbelt Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable.  Since June 1, 2009, in the case of DuPont, and since April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates.  On March 14, 2014, the STB resolved DuPont’s rate reasonableness complaint in our favor.  The STB’s findings in the DuPont rate case remain subject to technical corrections, requests for reconsideration, and appeal.  We dispute the allegations of the Sunbelt complaint and presently expect resolution of that case to occur in 2014.  With respect to the Sunbelt case, we believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods, if and when, such adjustments are probable and estimable.

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation.  On June 21, 2012, the court certified the case as a class action.  The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration.  We believe the allegations in the complaints are without merit and intend to vigorously defend the cases.  We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.  A lawsuit containing similar allegations against us and four other major railroads that was filed on March 25, 2008, in the U.S. District Court for the District of Minnesota, was voluntarily dismissed by the plaintiff subject to a tolling agreement entered into in August 2008, and most recently extended in August 2013.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $57 million at March 31, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period). At March 31, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 145 known locations and projects compared with 142 locations and projects at December 31, 2013. At March 31, 2014, eleven sites accounted for $30 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability – for acts and omissions, past, present, and future – is inherent in the railroad business.  Some of the commodities we transport, particularly those classified as hazardous materials, pose special risks that we work diligently to minimize.  In addition, several of our subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.  Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that we will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on our financial position, results of operations, or liquidity in a particular year or quarter.

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

Purchase Commitments

At March 31, 2014, we had outstanding purchase commitments totaling approximately $656 million for freight cars and containers, locomotives, track material, vehicle fleet additions, and track and yard expansion projects in connection with our capital programs through 2018 as well as long-term service contracts through 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the three‑month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/KPMG LLP

KPMG LLP

Norfolk, Virginia
April 23, 2014

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

Reflecting the absence of the gain from the sale of certain assets to the Michigan Department of Transportation in 2013, in addition to lower coal volumes and the impact of severe weather on our network in the current year, our net income decreased 18% in the first quarter of 2014, compared with the same period of 2013, and earnings per share declined 17%.

Cash provided by operating activities for the first quarter of 2014 totaled $588 million, which along with cash on hand allowed for property additions, dividends, debt repayments, and share repurchases. In the first quarter of 2014, we repurchased 0.5 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $50 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 137.3 million shares of Common Stock at a total cost of $8.2 billion. At March 31, 2014, cash, cash equivalents, and short-term investments totaled $1.5 billion.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2014 net income was $368 million, down $82 million, or 18%, compared with the same period last year. The prior year reflected the gain from the sale of certain assets to the Michigan Department of Transportation, which benefited net income by $60 million and earnings per share by $0.19.  First quarter 2014 net income reflected a $24 million, or 3%, decrease in income from railway operations, primarily due to a $49 million, or 2%, decline in railway operating revenues, as softness in our coal markets and the effects of severe weather on our operations overshadowed growth in our intermodal and general merchandise businesses.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 75.2% for the first quarter of 2014, compared with 74.8% for the first quarter of 2013.

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, volume, and supplier costs, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the first quarter of 2014, excluding the impact of consumption, fuel surcharge revenue increased, whereas fuel expense decreased.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First quarter railway operating revenues were $2.7 billion in 2014, down $49 million, or 2%, compared with the first quarter of 2013.  As shown in the following table, the decrease for the quarter resulted from lower volume and average revenue per unit (which includes the effects of fuel surcharges).  Fuel surcharge revenue totaled $295 million for the first quarter of 2014 and $274 million for the first quarter of 2013.

First Quarter
2014 vs. 2013
(Decrease)
($ in millions)

Volume (units)	$(32)
Revenue per unit	(17)

Total	$(49)

Many of our negotiated fuel surcharges for coal and industrial products shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $17 million for the first quarter of 2014 and approximately $23 million for the first quarter of 2013.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable.  Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates.  On March 14, 2014, the STB resolved DuPont’s rate reasonableness complaint in our favor.  The STB’s findings in the DuPont rate case remain subject to technical corrections, requests for reconsideration, and appeal.  We dispute the allegations of the Sunbelt complaint and presently expect resolution of that case to occur in 2014.  With respect to the Sunbelt case, we believe the estimate of reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.

Revenues, units, and average revenue per unit for our market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2014	2013	2014	2013	2014	2013
	($ in millions)		(in thousands)		($ per unit)

Coal	$541	$635	299.7	343.2	$1,805	$1,850
General merchandise:
Chemicals	443	394	116.1	106.0	3,820	3,719
Agriculture/consumer/gov’t	361	361	147.1	147.9	2,457	2,441
Metals and construction	331	336	149.9	154.8	2,207	2,172
Automotive	227	244	92.3	98.7	2,455	2,467
Paper/clay/forest	190	195	72.4	76.6	2,620	2,539
General merchandise	1,552	1,530	577.8	584.0	2,686	2,619

Intermodal	596	573	885.1	856.4	673	669

Total	$2,689	$2,738	1,762.6	1,783.6	1,525	1,535

Coal

Coal revenues decreased $94 million, or 15%, in the first quarter, compared with the same period last year, reflecting a 13% decline in carload volume and a 2% decrease in average revenue per unit.  Coal tonnage by market was as follows:

	First Quarter
	2014	2013
	(tons in thousands)

Utility	21,196	23,958
Export	6,503	8,419
Domestic metallurgical	3,186	4,042
Industrial	1,971	1,800

Total	32,856	38,219

Utility coal tonnage decreased 12%, primarily due to the loss of business from a northern utility and customer sourcing changes.  Export coal tonnage declined 23%, as US coal suppliers faced strong competition in a well-supplied global market.  Domestic metallurgical coal tonnage was down 21% due to the impact of severe winter weather on our network (which led to lower network velocity that delayed equipment), facility shutdowns and curtailments related to weakened customer demand, and customer sourcing shifts.  Industrial coal tonnage increased 10% as a result of new business opportunities with existing customers.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower volumes and lower average revenue per unit.

General Merchandise

General merchandise revenues increased $22 million, or 1%, in the first quarter, compared with the same period last year, as a 3% improvement in average revenue per unit was partially offset by a 1% decrease in carload volume.

Chemicals volume increased 10%, largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields.  Additionally, the cold winter weather boosted demand for liquefied petroleum gas, but it also resulted in fewer shipments of liquid sulfur and asphalt.

Agriculture, consumer products, and government volume reflected a slight decline of 1%, as the late harvest and deferred purchases by farmers led to fewer shipments of fertilizer, in addition to lower more normalized soybean meal volumes.  These declines were partially offset by higher shipments of corn and wheat.

Metals and construction volume decreased 3%, reflecting fewer shipments of scrap metal as demand from mills declined, as well as reduced shipments of iron and steel as result of a plant closure and customer sourcing changes.

Automotive volume declined 6%, as the severe winter weather led to lower network velocity that produced equipment shortages.

Paper, clay, and forest products volume decreased 5%, reflecting the continued impact of the decline in demand for newsprint and paper, fewer shipments of miscellaneous wood driven by loss of business, and reduced carloads of pulp due to production issues and loss of business.

General merchandise revenues for the remainder of the year are expected to increase as compared to last year due to higher volumes and improved average revenue per unit.

Intermodal

Intermodal revenues increased $23 million, or 4%, in the first quarter, compared with the same period last year, reflecting a 3% increase in volumes and a 1% increase in average revenue per unit.

Domestic volume grew 4% as a result of continued highway conversions and growth associated with the Crescent Corridor.

International volume improved 1% due to growth with existing customers, as well as new service lanes.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases and improved average revenue per unit.

Railway Operating Expenses

First-quarter railway operating expenses were $2.0 billion in 2014, down $25 million, or 1%, compared with the same period last year, primarily due to lower postretirement and pension benefit costs.  These declines were partially offset by higher costs incurred as a result of more severe winter weather conditions which we estimate to be approximately $45 million.

Compensation and benefits expense decreased $40 million, or 5%, reflecting changes in:

•         postretirement and pension benefit costs (down $32 million) primarily due to net actuarial gains and the effects of plan amendments to our retiree medical plan,

•         lower employee activity levels (down $12 million) that offset increased weather-related labor costs,

•         health and welfare benefit costs (down $7 million), and

•         pay rates (up $14 million).

During the first quarter, we amended our retiree medical plan to provide for fixed contributions to retiree health reimbursement accounts.  We now expect expenses for postretirement and pension benefits to be about $40 million lower per quarter for the remainder of 2014.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses decreased $1 million, reflecting lower locomotive and equipment rents, in addition to lower professional services and consultant fees.  These favorable items were partially offset by higher weather-related expenses.

The following table shows the components of purchased services and rents expenses:

	First Quarter
	2014	2013
	($ in millions)

Purchased services	$324	$321
Equipment rents	68	72

Total	$392	$393

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased $3 million, or 1%, as higher locomotive fuel consumption (up 3%) was partially offset by lower fuel prices (down 3%).  The increase in fuel consumption was largely due to network inefficiencies caused by the severe winter weather.

Materials and other expenses increased $3 million, or 1%, as shown in the following table.

	First Quarter
	2014	2013
	($ in millions)

Materials	$108	$101
Casualties and other claims	30	35
Other	83	82

Total	$221	$218

In the first quarter, increased maintenance activity (partly due to weather) led to higher material costs that more than offset lower expenses for casualties and other claims (related to environmental matters).  Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental matters.

Depreciation expense increased $10 million, or 4%, due to the effects of a larger capital base.

Other Income – Net

Other income – net decreased $109 million in the first quarter of 2014, primarily due to the absence of the prior year $97 million land sale gain in Michigan.  The quarter also reflected reduced coal royalties and returns on corporate-owned life insurance.

Provision for Income Taxes

The first-quarter effective income tax rate was 33.6%, compared with 35.4% for the same period last year.  The decrease was primarily due to a $20 million favorable reduction in deferred tax expense for state law changes (which reduced the effective rate by three and a half percentage points), offset in part by the absence of $9 million in income tax benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2013 but has not been extended to 2014.  While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation will increase current income tax expense and the related cash outflows for the payment of income taxes in 2014 as compared to 2013.

IRS examinations have been completed for all years prior to 2011, and we are not currently under audit for subsequent years.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $588 million for the first quarter of 2014, compared with $723 million for the same period of 2013, primarily reflecting higher tax payments and lower operating income.

We had working capital of $809 million at March 31, 2014, compared with $770 million at December 31, 2013.  Cash, cash equivalents, and short-term investments totaled $1.5 billion at March 31, 2014, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first quarter of 2014, we committed to purchase approximately $270 million of freight cars and containers.  Other than these items, there have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2013.

Cash used in investing activities was $254 million for the first quarter of 2014, compared with $366 million in the same period last year, primarily reflecting an increase in investment maturities.

Cash used in financing activities was $255 million in the first quarter of 2014, compared with $338 million in the same period last year. The change includes reduced debt repayments, offset in part by higher share repurchase activity and increased dividends.  In the first quarters of 2014 and 2013, we repurchased 0.5 million shares of Common Stock, totaling $50 million and $33 million, respectively.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 44.4% at March 31, 2014, and 45.6% at December 31, 2013.

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at March 31, 2014, and are in compliance with all of our covenants.  In October 2013, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2014. There was $100 million and $200 million outstanding under this program at March 31, 2014 and December 31, 2013, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of our Board of Directors. There have been no significant changes to the application of critical accounting estimates disclosure contained in our Form 10-K at December 31, 2013.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC).  Moratorium provisions in the labor agreements govern when the railroads and the unions may propose change to the agreements.

We and the NCCC have concluded the round of bargaining that began in November 2009 and reached agreements that extend through December 31, 2014 with all applicable labor unions.  With regard to the Wheelersburg (Ohio) Terminal workers who are represented by the Brotherhood of Maintenance of Way Employes Division (BMWED), negotiations were concluded and an agreement was reached on February 27, 2014.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $57 million at March 31, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period).  At March 31, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 145 known locations and projects. At that date, eleven sites accounted for $30 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2014.  Based on such evaluation, our officers have concluded that, at March 31, 2014, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In or around 2012, a building located on non-operating property formerly leased to various tenants in Williamson, West Virginia, was demolished and the related debris and waste were disposed of at a local landfill.  Upon further investigation in March 2014, it became uncertain as to whether asbestos abatement was properly conducted on the building prior to demolition.  Although the matter is under further investigation, we have self-reported it to the West Virginia Department of Environmental Protection, and it is described here consistent with SEC rules and requirements concerns governmental proceedings with respect to environmental laws and regulations.  We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors

The risk factors included in our 2013 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

				(c) Total
				Number of		(d) Maximum
				Shares		Number (or
				(or Units)		Approximate
				Purchased		Dollar Value)
	(a) Total			as Part of		of Shares (or Units)
	Number		(b) Average	Publicly		that may yet be
	of Shares		Price Paid	Announced		purchased under
	(or Units)		per Share	Plans or		the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2)	Programs	(2)

January 1-31, 2014	5,109		91.74	-		38,278,367

February 1-28, 2014	257,258		91.96	252,650		38,025,717

March 1-31, 2014	284,225		95.67	279,932		37,745,785

	546,592			532,582

(1)	Of this amount, 14,010 represents shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)

Our Board of Directors authorized a share repurchase program, pursuant to which up to 125 million shares of Common Stock could be purchased through December 31, 2014.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

Item 6. Exhibits

See Exhibit Index beginning on page 31 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 23, 2014	/s/Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 23, 2014	/s/Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2014, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarters of 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the first quarters of 2014 and 2013; (iii) the Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the first quarters of 2014 and 2013; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.