Form 10-Q
period 2014-06-30
NORFOLK SOUTHERN CORP
filed 2014-07-23
CIK 702165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock ($1.00 par value per share)	309,515,208 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Second Quarter		First Six Months
	2014	2013	2014	2013
	($ in millions, except per share amounts)

Railway operating revenues	$3,042	$2,802	$5,731	$5,540

Railway operating expenses
Compensation and benefits	715	726	1,455	1,506
Purchased services and rents	414	410	806	803
Fuel	408	391	840	820
Depreciation	238	226	475	453
Materials and other	248	213	469	431

Total railway operating expenses	2,023	1,966	4,045	4,013

Income from railway operations	1,019	836	1,686	1,527

Other income – net	18	29	44	164
Interest expense on debt	139	128	278	257

Income before income taxes	898	737	1,452	1,434

Provision for income taxes	336	272	522	519

Net income	$562	$465	$930	$915

Per share amounts
Net income:
Basic	$1.81	$1.47	$2.99	$2.90
Diluted	1.79	1.46	2.97	2.87

Dividends	0.54	0.50	1.08	1.00

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Second Quarter		First Six Months
	2014	2013	2014	2013
	($ in millions)

Net income	$562	$465	$930	$915
Other comprehensive income, before tax:
Pension and other postretirement benefits	7	36	306	72
Other comprehensive income of equity investees	7	1	10	2
Other comprehensive income, before tax	14	37	316	74
Income tax expense related to items of other
comprehensive income	(4)	(14)	(118)	(28)
Other comprehensive income, net of tax	10	23	198	46

Total comprehensive income	$572	$488	$1,128	$961

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,667	$1,443
Short-term investments	-	118
Accounts receivable – net	1,122	1,024
Materials and supplies	251	223
Deferred income taxes	161	180
Other current assets	65	87
Total current assets	3,266	3,075

Investments	2,505	2,439
Properties less accumulated depreciation of $10,634 and
$10,387, respectively	26,927	26,645
Other assets	342	324

Total assets	$33,040	$32,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,245	$1,265
Short-term debt	-	100
Income and other taxes	359	225
Other current liabilities	331	270
Current maturities of long-term debt	433	445
Total current liabilities	2,368	2,305

Long-term debt	8,814	8,903
Other liabilities	1,122	1,444
Deferred income taxes	8,659	8,542
Total liabilities	20,963	21,194

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 309,515,208 and 308,878,402 shares,
respectively, net of treasury shares	311	310
Additional paid-in capital	2,113	2,021
Accumulated other comprehensive loss	(183)	(381)
Retained income	9,836	9,339

Total stockholders’ equity	12,077	11,289

Total liabilities and stockholders’ equity	$33,040	$32,483

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	First Six Months
	2014	2013
	($ in millions)
Cash flows from operating activities
Net income	$930	$915
Reconciliation of net income to net cash provided by operating activities:
Depreciation	478	456
Deferred income taxes	17	143
Gains and losses on properties and investments	(3)	(99)
Changes in assets and liabilities affecting operations:
Accounts receivable	(98)	37
Materials and supplies	(28)	(12)
Other current assets	30	28
Current liabilities other than debt	144	6
Other – net	(33)	32
Net cash provided by operating activities	1,437	1,506

Cash flows from investing activities
Property additions	(809)	(884)
Property sales and other transactions	44	68
Investments, including short-term	(3)	(7)
Investment sales and other transactions	121	16
Net cash used in investing activities	(647)	(807)

Cash flows from financing activities
Dividends	(335)	(315)
Common stock issued – net	82	80
Purchase and retirement of common stock	(100)	(314)
Debt repayments	(213)	(216)
Net cash used in financing activities	(566)	(765)

Net increase (decrease) in cash and cash equivalents	224	(66)

Cash and cash equivalents
At beginning of period	1,443	653

At end of period	$1,667	$587

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$255	$244
Income taxes (net of refunds)	313	238

See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at June 30, 2014, and December 31, 2013, our results of operations and comprehensive income for the second quarters and first six months of 2014 and 2013, and our cash flows for the first six months of 2014 and 2013 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2014, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $10 million and $6 million during the second quarters of 2014 and 2013, respectively.  For the first six months of 2014 and 2013, stock-based compensation was $42 million and $43 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $4 million and $2 million for the second quarters of 2014 and 2013, and net benefits of $14 million for the first six months of both 2014 and 2013.

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

For the second quarter of 2014, options relating to 353,327 shares were exercised, yielding $16 million of cash proceeds and $4 million of tax benefit recognized as additional paid-in capital. For the second quarter of 2013, options relating to 546,886 shares were exercised, yielding $18 million of cash proceeds and $7 million of tax benefit recognized as additional paid-in capital.

For the first six months of 2014, options relating to 1,234,071 shares were exercised, yielding $56 million of cash proceeds and $15 million of tax benefit recognized as additional paid-in capital. For the first six months of 2013, options relating to 1,571,500 shares were exercised, yielding $53 million of cash proceeds and $20 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2014, there were 113,505 RSUs granted with a grant-date fair value of $94.17 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.

No RSUs were earned or paid out in the second quarters of 2014 and 2013.  During the first six months of 2014, 318,150 of the RSUs granted in 2009 vested, with 187,449 shares of Common Stock issued net of withholding taxes.  For the first six months of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were less than $1 million for the second quarters of both 2014 and 2013 and $6 million and $2 million for the first six months of 2014 and 2013, respectively.

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

No PSUs were earned or paid out in the second quarters of 2014 and 2013.  During the first six months of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  For the first six months of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million for the first six months of both 2014 and 2013.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.  IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS.

3.  Earnings Per Share

	Basic		Diluted
	Second Quarter
	2014	2013	2014	2013
	($ in millions, except per share amounts,
	shares in millions)

Net income	$562	$465	$562	$465
Dividend equivalent payments	(2)	(1)	(1)	(1)

Income available to common stockholders	$560	$464	$561	$464

Weighted-average shares outstanding	309.5	314.1	309.5	314.1
Dilutive effect of outstanding options
and share-settled awards			3.3	3.7
Adjusted weighted-average shares outstanding			312.8	317.8

Earnings per share	$1.81	$1.47	$1.79	$1.46

	Basic		Diluted
	First Six Months
	2014	2013	2014	2013
	($ in millions, except per share amounts,
	shares in millions)

Net income	$930	$915	$930	$915
Dividend equivalent payments	(4)	(3)	(2)	(2)

Income available to common stockholders	$926	$912	$928	$913

Weighted-average shares outstanding	309.5	314.3	309.5	314.3
Dilutive effect of outstanding options
and share-settled awards			3.2	3.6
Adjusted weighted-average shares outstanding			312.7	317.9

Earnings per share	$2.99	$2.90	$2.97	$2.87

During the second quarters and first six months of 2014 and 2013, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.7 million and 0.8 million in the first quarters of 2014 and 2013, respectively, and zero for the second quarters of both 2014 and 2013.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at June 30, 2014, and December 31, 2013, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

“Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
Second Quarter
March 31, 2014	$(125)		$(68)	$(193)
Other comprehensive income:
Amounts reclassified into net income	7	(1)	-	7
Net gain	-		7	7
Tax expense	(3)		(1)	(4)
Other comprehensive income	4		6	10

June 30, 2014	$(121)		$(62)	$(183)

	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
Second Quarter
March 31, 2013	$(977)		$(109)	$(1,086)
Other comprehensive income:
Amounts reclassified into net income	36	(1)	-	36
Net gain	-		1	1
Tax expense	(14)		-	(14)
Other comprehensive income	22		1	23

June 30, 2013	$(955)		$(108)	$(1,063)

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
First Six Months
December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income:
Prior service benefit	367		-	367
Amounts reclassified into net income	19	(1)	-	19
Net gain (loss)	(80)		10	(70)
Tax expense	(117)		(1)	(118)
Other comprehensive income	189		9	198

June 30, 2014	$(121)		$(62)	$(183)

			Accumulated
	Pensions		Other	Accumulated
	and Other		Comprehensive	Other
	Postretirement		Loss of Equity	Comprehensive
	Benefits		Investees	Loss
	($ in millions)
First Six Months
December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income:
Amounts reclassified into net income	72	(1)	-	72
Net gain	-		2	2
Tax expense	(28)		-	(28)
Other comprehensive income	44		2	46

June 30, 2013	$(955)		$(108)	$(1,063)

(1) These items are included in the computation of net periodic pension and postretirement benefit costs. See

     Note 7, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 1.0 million and 4.2 million shares of Common Stock in each of the first six months of 2014 and 2013, respectively, at a cost of $100 million and $314 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 137.8 million shares at a total cost of $8.2 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both June 30, 2014 and December 31, 2013.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $34 million and $39 million for the second quarters of 2014 and 2013, respectively, and $68 million and $73 million for the first six months of 2014 and 2013, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $10 million and $16 million for the second quarter and the first six months of 2014, respectively.  For the second quarter and first six months of 2013, this amounted to $9 million and $18 million, respectively, and was included in “Other income – net.”

“Accounts payable” includes $192 million at June 30, 2014, and $187 million at December 31, 2013, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both June 30, 2014, and December 31, 2013, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

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

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2014	2013	2014	2013
	($ in millions)

Service cost	$8	$10	$2	$4
Interest cost	24	21	5	12
Expected return on plan assets	(38)	(36)	(5)	(4)
Amortization of net losses	13	22	-	14
Amortization of prior service benefit	-	-	(6)	-

Net cost (benefit)	$7	$17	$(4)	$26

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2014	2013	2014	2013
	($ in millions)

Service cost	$17	$20	$4	$8
Interest cost	47	41	13	25
Expected return on plan assets	(76)	(71)	(9)	(8)
Amortization of net losses	27	44	-	28
Amortization of prior service benefit	-	-	(8)	-

Net cost	$15	$34	$-	$53

In the first quarter of 2014, we amended our retiree medical plan for participants who are Medicare eligible resulting in a remeasurement of our plan assets and obligations.  Effective July 1, 2014, participants who are Medicare-eligible are not covered under the self-insured retiree health care plan but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.  As required, the discount rate assumption was revised as a result of the remeasurement to 3.90% from 4.65% at December 31, 2013, and there were no significant changes to the expected return on plan assets, asset mix, mortality rates, or health care trend rates.   The prior service benefit associated with the plan amendment was $367 million and the actuarial losses associated with the change in discount rate were $80 million, resulting in a decrease in the benefit obligation of $287 million.  The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost during the remainder of the year is $12 million.

For the remainder of 2014, we expect to contribute approximately $26 million to our other postretirement benefit plans for retiree health and life insurance benefits.  Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Other
Postretirement
Benefits
($ in millions)

Remainder of 2014	$26
2015	47
2016	46
2017	45
2018	44
Years 2019 - 2023	201

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

The asset’s or liability’s fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at June 30, 2014 or December 31, 2013.

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

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)

Long-term investments	$149	$182	$148	$177
Long-term debt, including current maturities	(9,247)	(11,102)	(9,348)	(10,673)

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

	Level 1	Level 2	Total
	($ in millions)
June 30, 2014
Long-term investments	$49	$133	$182
Long-term debt, including current maturities	(10,991)	(111)	(11,102)

December 31, 2013
Long-term investments	$47	$130	$177
Long-term debt, including current maturities	(10,449)	(224)	(10,673)

9.  Commitments and Contingencies

Lawsuits

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known and estimable.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates. On March 14, 2014, the STB resolved DuPont’s rate reasonableness complaint in our favor, and on June 20, 2014, the STB resolved Sunbelt’s rate case in our favor.  The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $65 million at June 30, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period). At June 30, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 147 known locations and projects compared with 142 locations and projects at December 31, 2013. At June 30, 2014, 11 sites accounted for $36 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

With respect to known environmental sites (whether identified by us or by the Environmental Protection Agency (EPA) or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites can change over time because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available cleanup technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.0 billion per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

Purchase Commitments

At June 30, 2014, we had outstanding purchase commitments totaling approximately $889 million for freight cars and containers, locomotives, track material, and track and yard expansion projects in connection with our capital programs through 2018 as well as long-term service contracts through 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Norfolk, Virginia
July 23, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the second quarter, increased revenues, driven primarily by higher volumes, outpaced growth in our operating expenses, resulting in record-setting financial results.  Net income for the second quarter was $562 million, or  $1.79 per diluted share (up $97 million, or $0.33 per diluted share, respectively) and our railway operating revenues reached $3.0 billion (up $240 million), all of which are all-time records.  Despite higher operating expenses (up $57 million, or 3%), we still achieved an all-time record low operating ratio of 66.5% for the quarter.

Cash provided by operating activities for the first six months of 2014 totaled $1.4 billion, which along with cash on hand allowed for property additions, dividends, debt repayments, and share repurchases. In the first six months of 2014, we repurchased 1.0 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $100 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 137.8 million shares of Common Stock at a total cost of $8.2 billion. At June 30, 2014, cash and cash equivalents totaled $1.7 billion.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2014 net income was $562 million, up 21% compared with the same period last year.  The increase in net income for the quarter reflected higher income from railway operations, up $183 million, or 22%, primarily due to a $240 million, or 9%, improvement in railway operating revenues as a result of an 8% rise in volumes.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 66.5% for the second quarter of 2014, compared with 70.2% for the second quarter of 2013.

For the first six months of 2014 net income was $930 million, up $15 million, or 2%, compared with the same period last year.  Prior year results included a gain from the sale of certain assets to the Michigan Department of Transportation, which benefited net income by $60 million and earnings per share by $0.19.  Current year results were favorably impacted by higher income from railway operations (up $159 million, or 10%).

Oil prices affect our results of operations in a variety of ways and can have an overall favorable or unfavorable impact in any particular period. In addition to the impact of oil prices on general economic conditions, volume, and supplier costs, oil prices directly affect our revenues through market-based fuel surcharges and contract escalators (see “Railway Operating Revenues”) and also affect fuel costs (see “Railway Operating Expenses”).  For the second quarter of 2014, excluding the impact of increased consumption, fuel surcharge revenue increased more than fuel expense.  For the first six months of 2014, excluding the impact of increased consumption, fuel surcharge revenue increased, whereas fuel expense decreased.  Future changes in oil prices may cause volatility in operating results that could be material to a particular year or quarter.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter railway operating revenues were $3.0 billion in 2014, up $240 million, or 9%, compared with the second quarter of 2013.  For the first six months of 2014, railway operating revenues were $5.7 billion, up $191 million, or 3%, compared with the same period last year.  As shown in the following table, the increases resulted from higher volume and average revenue per unit (which includes the effects of fuel surcharges).  Fuel surcharge revenue for the second quarters of 2014 and 2013 totaled $358 million and $306 million, respectively, and $653 million and $580 million for the first six months of 2014 and 2013, respectively.

	Second Quarter	First Six Months
	2014 vs. 2013	2014 vs. 2013
	Increase
	($ in millions)

Volume (units)	$221	$190
Revenue per unit	19	1

Total	$240	$191

Many of our negotiated fuel surcharges for coal and industrial products shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenue by approximately $11 million for the quarter and $28 million for the first six months of 2014.  This two-month lag decreased fuel surcharge revenue by approximately $4 million for the second quarter of 2013 and $27 million the first six months of 2013.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable.  Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates.  On March 14, 2014, the STB resolved DuPont’s rate reasonableness complaint in our favor, and on June 20, 2014, the STB resolved Sunbelt’s rate case in our favor.  The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal.  We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.  With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.

Revenues, units, and average revenue per unit for our market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2014	2013	2014	2013	2014	2013
	($ in millions)		(in thousands)		($ per unit)

Coal	$672	$626	350.5	341.4	$1,916	$1,833
General merchandise:
Chemicals	455	415	121.8	114.0	3,730	3,642
Agriculture/consumer/gov’t	386	366	155.6	147.9	2,479	2,475
Metals and construction	410	350	193.6	171.1	2,118	2,045
Automotive	270	261	109.5	106.4	2,469	2,456
Paper/clay/forest	199	196	76.0	76.4	2,628	2,570
General merchandise	1,720	1,588	656.5	615.8	2,620	2,580

Intermodal	650	588	976.1	881.0	666	667

Total	$3,042	$2,802	1,983.1	1,838.2	1,534	1,524

	First Six Months
	Revenues		Units		Revenue per Unit
	2014	2013	2014	2013	2014	2013
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,213	$1,261	650.2	684.6	$1,865	$1,841
General merchandise:
Chemicals	898	809	237.9	220.0	3,774	3,679
Agriculture/consumer/gov’t	747	727	302.7	295.8	2,468	2,458
Metals and construction	741	686	343.5	325.9	2,157	2,106
Automotive	497	505	201.8	205.1	2,462	2,461
Paper/clay/forest	389	391	148.4	153.0	2,624	2,554
General merchandise	3,272	3,118	1,234.3	1,199.8	2,651	2,599

Intermodal	1,246	1,161	1,861.2	1,737.4	670	668

Total	$5,731	$5,540	3,745.7	3,621.8	1,530	1,530

Coal

Coal revenues increased $46 million, or 7%, in the second quarter, but decreased $48 million, or 4%, for the first six months compared with the same periods last year.  The increase for the quarter resulted from a 5% improvement in average revenue per unit and a 3% rise in carload volume.  The decrease for the first six months was due to a 5% decline in carload volume, partially offset by 1% increase in average revenue per unit.  Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(tons in thousands)

Utility	25,968	24,319	47,164	48,277
Export	6,443	7,380	12,946	15,799
Domestic metallurgical	4,121	4,608	7,307	8,650
Industrial	2,260	1,810	4,231	3,610

Total	38,792	38,117	71,648	76,336

Utility coal tonnage increased 7% in the second quarter, but was down 2% for the first six months.  Both periods were positively impacted by higher demand for utility coal as utilities rebuilt their stockpiles in response to higher natural gas prices and increased electric demand as a result of the harsh winter.  This increase was partially offset by the loss of business from a northern utility and the first six months were also negatively impacted by severe weather disruptions during the first quarter.  Export coal tonnage declined 13% in the second quarter and 18% for the first six months, driven by strong competition that U.S. coal suppliers faced in a well-supplied global market.  Domestic metallurgical coal tonnage was down 11% in the second quarter and 16% for the first six months due to facility shutdowns and curtailments related to weakened customer demand and the impact of severe winter weather on our network in the first quarter.  Industrial coal tonnage increased 25% in the second quarter and 17% for the first six months as a result of new business opportunities with existing customers.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit and lower volumes.

General Merchandise

General merchandise revenues increased $132 million, or 8%, in the second quarter, compared with the same period last year, reflecting a 7% rise in carload volume and a 2% improvement in average revenue per unit.  For the first six months, general merchandise revenues grew $154 million, or 5%, reflecting a 3% increase in carload volume and 2% rise in average revenue per unit.

Chemicals volume increased 7% in the second quarter and 8% for the first six months, largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields.  Additionally, we handled higher volumes of liquefied petroleum gas.

Agriculture, consumer products, and government volume improved 5% in the second quarter and 2% for the first six months, reflecting more revenue shipments of empty railcars as part of a hopper re-body program, higher volumes of corn driven by increased demand for domestic ethanol production, and improved shipments of soybeans related to tight local supplies.  These improvements were partially offset for the first six months by fewer shipments of fertilizer due to the late harvest and the deferral of purchases by farmers.

Metals and construction volume rose 13% in the second quarter and 5% for the first six months reflecting higher shipments of fractionating sand for natural gas drilling, gains in our iron and steel business driven by higher import activity, and more coil shipments used to support growing demand in the automotive sector.  During the quarter, we also handled more scrap metal shipments as a result of higher demand for iron and steel products.

Automotive volume grew 3% in the second quarter, but decreased 2% for the first six months.  The improvement for the quarter was the result of increased North America light vehicle production.  During the first quarter, severe winter weather led to lower network velocity that produced equipment shortages which negatively impacted our volumes for the first six months.

Paper, clay, and forest products volume declined 1% in the second quarter and 3% for the first six months, reflecting reduced carloads of pulp due to production issues and reduced export demand, fewer shipments of miscellaneous wood driven by loss of business, and the continued impact of the decline in demand for newsprint and paper.  These decreases were partially offset by higher woodchip shipments due to the temporary customer sourcing changes prompted by the recent wet weather in the Southeast.

General merchandise revenues for the remainder of the year are expected to increase compared to last year due to higher volumes and improved average revenue per unit.

Intermodal

Intermodal revenues rose $62 million, or 11%, in the second quarter, compared with the same period last year, reflecting an 11% growth in volumes.  For the first six months, intermodal revenues increased $85 million, or 7%, reflecting a 7% improvement in carload volume.

Domestic volume improved 8% in the second quarter and 7% for the first six months, as a result of growth in strategic corridors, continued highway conversions, and higher demand for rail service from existing customers.

International volume increased 16% in the second quarter and 8% for the first six months, due to growth with existing customers, as well as new service lanes.  Both periods also benefited from accelerated shipping in anticipation of potential labor disruptions at West Coast ports.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases and higher average revenue per unit.

Railway Operating Expenses

Second-quarter railway operating expenses were $2.0 billion in 2014, up $57 million, or 3%, compared with the same period last year.  For the first six months, expenses were $4.0 billion, up $32 million, or 1%, compared to the same period last year.

Materials and other expenses increased $35 million, or 16%, in the second quarter and $38 million, or 9%, for the first six months as follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	($ in millions)

Materials	$124	$116	$232	$217
Casualties and other claims	42	20	72	55
Other	82	77	165	159

Total	$248	$213	$469	$431

Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental matters.  Both periods reflected higher casualty and other claims expense as the prior year benefitted from higher adjustments attributable to more favorable development in historical trend rates related to our personal injury liabilities.  Both periods also reflected increased locomotive maintenance and repair costs as a result of higher volumes in the second quarter and the impact of severe winter weather in the first quarter.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, rose $17 million, or 4%, in the second quarter and $20 million, or 2%, for the first six months, primarily the result of a 4% increase in locomotive fuel consumption for both periods.  Locomotive fuel prices were relatively flat for the quarter, but decreased 1% for the first six months.

Depreciation expense increased $12 million, or 5%, in the second quarter and $22 million, or 5%, for the first six months due to the effects of a larger capital base.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses grew $4 million, or 1%, in the second quarter and $3 million for the first six months, reflecting higher volume-related expenses (intermodal operations, equipment rents, and joint facilities), partially offset by the reduced expense associated with the shared asset areas (including equity in the earnings of Conrail, see Note 6), as well as lower professional services.  The first six months also included higher weather-related expenses incurred during the first quarter.

The following table shows the components of purchased services and rents expenses:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	($ in millions)

Purchased services	$342	$343	$666	$664
Equipment rents	72	67	140	139

Total	$414	$410	$806	$803

Compensation and benefits expense decreased $11 million, or 2%, in the second quarter and $51 million, or 3%, for the first six months, reflecting changes in:

•         postretirement and pension benefit costs (down $40 million for the quarter and $72 million for the first six months) primarily due to the amortization of lower net actuarial losses and the effects of plan amendments to our retiree medical plan,

•         health and welfare benefit costs (down $7 million for the quarter and $14 million for the first six months),

•         employee levels despite increased overtime (down $4 million for the quarter and $16 million for the first six months),

•         incentive and stock-based compensation (up $29 million for the quarter and $23 million for the first six months), and

•         pay rates (up $12 million for the quarter and $26 million for the first six months).

During the first quarter of 2014, we amended our retiree medical plan to provide for fixed contributions to retiree health reimbursement accounts.  We expect expenses for postretirement and pension benefits to be about $40 million lower per quarter for the remainder of 2014.

Other Income – Net

Other income – net decreased $11 million in the second quarter and $120 million for the first six months of 2014.

Both periods reflect decreased coal royalties, whereas the first six months also reflected the absence of the prior year $97 million land sale gain in Michigan.

Provision for Income Taxes

The second-quarter and year-to-date effective income tax rates were 37.4% and 36.0%, compared with 36.9% and 36.2%, respectively, for the same periods last year.  Both periods reflect the absence of tax credits that became available in 2013 as a result of the American Taxpayer Relief Act of 2012 (Act), which was enacted January 2, 2013.  The lower year-to-date effective tax rate also reflects a $20 million favorable reduction in deferred tax expense for state law changes, offset in part by the absence of $9 million in income tax benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the Act.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2013 but has not been extended to 2014.  While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation will increase current income tax expense and the related cash outflows for the payment of income taxes in 2014 as compared to 2013.

IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.4 billion for the first six months of 2014, compared with $1.5 billion for the same period of 2013, primarily reflecting higher tax payments.

We had working capital of $898 million at June 30, 2014, compared with $770 million at December 31, 2013, primarily due to an increase in cash on hand.  Cash and cash equivalents totaled $1.7 billion at June 30, 2014, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first six months of 2014, we increased our purchase commitment obligations by $536 million, primarily for the future purchase of coal cars, other freight cars, and intermodal equipment.  Other than these items, there have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2013.

Cash used in investing activities was $647 million for the first six months of 2014, compared with $807 million in the same period last year, primarily reflecting an increase in investment maturities and lower property additions.

Cash used in financing activities was $566 million in the first six months of 2014, compared with $765 million in the same period last year driven primarily by lower share repurchase activity.  We repurchased 1.0 million shares of Common Stock, totaling $100 million, in the first six months of 2014, compared to 4.2 million shares, totaling $314 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  Debt repayments were comparable for the first six months.  We expect to repay from cash on hand the $431 million debt maturing in the third quarter of 2014.

Our total debt-to-total capitalization ratio was 43.4% at June 30, 2014, and 45.6% at December 31, 2013.

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at June 30, 2014, and are in compliance with all of our covenants.  In October 2013, we renewed our $350 million accounts receivable securitization program with a 364-day term to run until October 2014. During the first six months of 2014, we repaid the $200 million outstanding under this program at December 31, 2013.  As of June 30, 2014, we had no floating-rate debt instruments outstanding subject to market risk.

On June 4, 2014, we terminated our commercial paper dealer agreement.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $65 million at June 30, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period).  At June 30, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 147 known locations and projects. At that date, 11 sites accounted for $36 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

With respect to known environmental sites (whether identified by us or the EPA, or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites can change over time because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available clean-up technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability. We estimate our environmental remediation liability on a site-by-site basis, using assumptions and judgments we deem appropriate for each site. As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments. We have consistently applied our methodology of estimating our environmental liabilities.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.”  This update, effective for us for annual and interim reporting periods beginning January 1, 2017, will replace most existing revenue recognition guidance in U.S. GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Early application is not permitted, but once effective, permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2014.  Based on such evaluation, our officers have concluded that, at June 30, 2014, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2012, we received a Notice of Violation (NOV) issued by the Tennessee Department of Environmental Conservation concerning soil runoff in connection with construction of the Memphis Regional Intermodal Facility in Rossville, Tennessee.  Although we will contest liability and the imposition of any penalties, this matter is described here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations.  We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

In or around 2012, a building located on non-operating property formerly leased to various tenants in Williamson, West Virginia, was demolished and the related debris and waste disposed of at a local landfill.  Upon further investigation in March 2014, it became uncertain as to whether asbestos abatement was properly conducted on the building prior to demolition.  Although the matter is under further investigation, we have self-reported it to the West Virginia Department of Environmental Protection, and it is described here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations.  We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors.

The risk factors included in our 2013 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

				(c) Total
				Number of		(d) Maximum
				Shares		Number (or
				(or Units)		Approximate
				Purchased		Dollar Value)
	(a) Total			as Part of		of Shares (or Units)
	Number		(b) Average	Publicly		that may yet be
	of Shares		Price Paid	Announced		purchased under
	(or Units)		per Share	Plans or		the Plans or
Period	Purchased	(1)	(or Unit)	Programs	(2)	Programs	(2)

April 1-30, 2014	169,883		95.45	165,744		37,580,041

May 1-31, 2014	175,389		97.09	174,713		37,405,328

June 1-30, 2014	170,242		101.68	169,241		37,236,087

	515,514			509,698

(1)	Of this amount, 5,816 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
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

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 23, 2014	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 23, 2014	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*

The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2014, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the second quarters and first six months of 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months of 2014 and 2013; (iii) the Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the first six months of 2014 and 2013; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.