Form 10-Q
period 2014-09-30
NORFOLK SOUTHERN CORP
filed 2014-10-22
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock ($1.00 par value per share)	309,441,867 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	($ in millions, except per share amounts)

Railway operating revenues	$3,023	$2,824	$8,754	$8,364

Railway operating expenses:
Compensation and benefits	728	735	2,183	2,241
Purchased services and rents	429	420	1,235	1,223
Fuel	387	390	1,227	1,210
Depreciation	236	230	711	683
Materials and other	245	200	714	631

Total railway operating expenses	2,025	1,975	6,070	5,988

Income from railway operations	998	849	2,684	2,376

Other income – net	32	30	76	194
Interest expense on debt	138	131	416	388

Income before income taxes	892	748	2,344	2,182

Provision for income taxes	333	266	855	785

Net income	$559	$482	$1,489	$1,397

Per share amounts:
Net income
Basic	$1.80	$1.55	$4.80	$4.45
Diluted	1.79	1.53	4.75	4.40

Dividends	0.57	0.52	1.65	1.52

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	($ in millions)

Net income	$559	$482	$1,489	$1,397
Other comprehensive income, before tax:
Pension and other postretirement benefits	8	38	314	110
Other comprehensive income of equity investees	—	—	10	2

Other comprehensive income, before tax	8	38	324	112
Income tax expense related to items of other
comprehensive income	(3)	(15)	(121)	(43)

Other comprehensive income, net of tax	5	23	203	69

Total comprehensive income	$564	$505	$1,692	$1,466

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,432	$1,443
Short-term investments	—	118
Accounts receivable – net	1,103	1,024
Materials and supplies	249	223
Deferred income taxes	178	180
Other current assets	50	87

Total current assets	3,012	3,075

Investments	2,610	2,439
Properties less accumulated depreciation of $10,740 and
$10,387, respectively	27,230	26,645
Other assets	354	324

Total assets	$33,206	$32,483

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,387	$1,265
Short-term debt	—	100
Income and other taxes	301	225
Other current liabilities	392	270
Current maturities of long-term debt	2	445

Total current liabilities	2,082	2,305

Long-term debt	8,919	8,903
Other liabilities	1,084	1,444
Deferred income taxes	8,682	8,542

Total liabilities	20,767	21,194

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 309,441,867 and 308,878,402 shares,
respectively, net of treasury shares	311	310
Additional paid-in capital	2,150	2,021
Accumulated other comprehensive loss	(178)	(381)
Retained income	10,156	9,339

Total stockholders’ equity	12,439	11,289

Total liabilities and stockholders’ equity	$33,206	$32,483

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2014	2013
	($ in millions)

Cash flows from operating activities:
Net income	$1,489	$1,397
Reconciliation of net income to net cash provided by operating activities:
Depreciation	715	687
Deferred income taxes	21	215
Gains and losses on properties and investments	(13)	(100)
Changes in assets and liabilities affecting operations:
Accounts receivable	(79)	26
Materials and supplies	(26)	(8)
Other current assets	47	48
Current liabilities other than debt	258	121
Other – net	(66)	18

Net cash provided by operating activities	2,346	2,404

Cash flows from investing activities:
Property additions	(1,379)	(1,470)
Property sales and other transactions	69	109
Investments, including short-term	(4)	(29)
Investment sales and other transactions	60	21

Net cash used in investing activities	(1,254)	(1,369)

Cash flows from financing activities:
Dividends	(511)	(476)
Common stock issued – net	119	92
Purchase and retirement of common stock	(166)	(564)
Proceeds from borrowings – net	100	492
Debt repayments	(645)	(248)

Net cash used in financing activities	(1,103)	(704)

Net increase (decrease) in cash and cash equivalents	(11)	331

Cash and cash equivalents:
At beginning of period	1,443	653

At end of period	$1,432	$984

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$340	$305
Income taxes (net of refunds)	733	485

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at September 30, 2014, and December 31, 2013, our results of operations and comprehensive income for the third quarters and first nine months of 2014 and 2013, and our cash flows for the first nine months of 2014 and 2013 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2014, a committee of non-employee directors of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $6 million and $4 million during the third quarters of 2014 and 2013, respectively.  For the first nine months of 2014 and 2013, stock-based compensation expense was $48 million and $47 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $2 million for the third quarters of both 2014 and 2013, and net benefits of $16 million for the first nine months of both 2014 and 2013, respectively.

Stock Options

In the first quarter of 2014, 515,240 options were granted under LTIP and 181,070 options were granted under TSOP. In each case, the grant price was $94.17, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of 10 years. The options granted under LTIP and TSOP in 2014 may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively. Holders of the 2014 options granted under LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

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

For the third quarter of 2014, options relating to 577,456 shares were exercised, yielding $28 million of cash proceeds and $9 million of tax benefit recognized as additional paid-in capital. For the third quarter of 2013, options relating to 207,233 shares were exercised, yielding $9 million of cash proceeds and $2 million of tax benefit recognized as additional paid-in capital.

For the first nine months of 2014, options relating to 1,811,527 shares were exercised, yielding $84 million of cash proceeds and $24 million of tax benefit recognized as additional paid-in capital. For the first nine months of 2013, options relating to 1,778,733 shares were exercised, yielding $62 million of cash proceeds and $22 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2014, there were 113,505 RSUs granted with a grant-date fair value of $94.17 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.

During the third quarter of 2014, 1,000 of the RSUs granted in 2009 vested, with 520 shares of Common Stock issued net of withholding taxes. No RSUs were earned or paid out in the third quarter of 2013.  During the first nine months of 2014, 319,150 of the RSUs granted in 2009 vested, with 187,969 shares of Common Stock issued net of withholding taxes.  For the first nine months of 2013, 298,400 of the RSUs granted in 2008 vested, with 178,250 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were less than $1 million and $1 million for the third quarters of 2014 and 2013, respectively, and $6 million and $3 million for the first nine months of 2014 and 2013, respectively.

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

No PSUs were earned or paid out in the third quarters of 2014 and 2013.  During the first nine months of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  For the first nine months of 2013, 577,585 of the PSUs granted in 2010 were earned, with 348,189 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $5 million for the first nine months of both 2014 and 2013.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.  IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS.

3.  Earnings Per Share

	Basic		Diluted
	Third Quarter
	2014	2013	2014	2013
	($ in millions, except per share amounts, shares in millions)

Net income	$559	$482	$559	$482
Dividend equivalent payments	(1)	(2)	(1)	(1)

Income available to common stockholders	$558	$480	$558	$481

Weighted-average shares outstanding	309.4	310.4	309.4	310.4
Dilutive effect of outstanding options
and share-settled awards			3.2	3.5

Adjusted weighted-average shares outstanding			312.6	313.9

Earnings per share	$1.80	$1.55	$1.79	$1.53

	Basic		Diluted
	First Nine Months
	2014	2013	2014	2013
	($ in millions, except per share amounts, shares in millions)

Net income	$1,489	$1,397	$1,489	$1,397
Dividend equivalent payments	(5)	(5)	(3)	(3)

Income available to common stockholders	$1,484	$1,392	$1,486	$1,394

Weighted-average shares outstanding	309.5	313.0	309.5	313.0
Dilutive effect of outstanding options
and share-settled awards			3.2	3.6

Adjusted weighted-average shares outstanding			312.7	316.6

Earnings per share	$4.80	$4.45	$4.75	$4.40

During the third quarters and first nine months of 2014 and 2013, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.7 million and 0.8 million in the first quarters of 2014 and 2013, respectively, and zero for the second and third quarters of both 2014 and 2013.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at September 30, 2014, and December 31, 2013, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

Changes in the components of other comprehensive income reported in the Consolidated Statements of Comprehensive Income and the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Accumulated Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Third Quarter
June 30, 2014	$(121)		$(62)	$(183)
Other comprehensive income:
Amounts reclassified into net income	8	(1)	—	8
Tax expense	(3)		—	(3)

Other comprehensive income	5		—	5

September 30, 2014	$(116)		$(62)	$(178)

	Pensions and Other Postretirement Benefits		Accumulated Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Third Quarter
June 30, 2013	$(955)		$(108)	$(1,063)
Other comprehensive income:
Amounts reclassified into net income	38	(1)	—	38
Tax expense	(15)		—	(15)

Other comprehensive income	23		—	23

September 30, 2013	$(932)		$(108)	$(1,040)

	Pensions and Other Postretirement Benefits		Accumulated Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Nine Months
December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income:
Prior service benefit	367		—	367
Amounts reclassified into net income	27	(1)	—	27
Net gain (loss)	(80)		10	(70)
Tax expense	(120)		(1)	(121)

Other comprehensive income	194		9	203

September 30, 2014	$(116)		$(62)	$(178)

	Pensions and Other Postretirement Benefits		Accumulated Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Nine Months
December 31, 2012	$(999)		$(110)	$(1,109)
Other comprehensive income:
Amounts reclassified into net income	110	(1)	—	110
Net gain	—		2	2
Tax expense	(43)		—	(43)

Other comprehensive income	67		2	69

September 30, 2013	$(932)		$(108)	$(1,040)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 7, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 1.7 million and 7.5 million shares of Common Stock in each of the first nine months of 2014 and 2013, respectively, at a cost of $166 million and $564 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 138.4 million shares at a total cost of $8.3 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both September 30, 2014 and December 31, 2013.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for the use of the Shared Assets Areas totaling $38 million and $42 million for the third quarters of 2014 and 2013, respectively, and $106 million and $115 million for the first nine months of 2014 and 2013, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $9 million and $25 million for the third quarter and the first nine months of 2014, respectively.  For the third quarter and first nine months of 2013, this amounted to $9 million and $27 million, respectively, and was included in “Other income – net.”

“Accounts payable” includes $206 million at September 30, 2014, and $187 million at December 31, 2013, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $133 million at both September 30, 2014, and December 31, 2013, for long-term advances from Conrail, maturing 2035, that bear interest at an average rate of 4.4%.

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

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2014	2013	2014	2013
	($ in millions)

Service cost	$8	$11	$2	$4
Interest cost	23	20	6	12
Expected return on plan assets	(37)	(35)	(5)	(4)
Amortization of net losses	14	22	—	16
Amortization of prior service benefit	—	—	(6)	—

Net cost (benefit)	$8	$18	$(3)	$28

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2014	2013	2014	2013
	($ in millions)

Service cost	$25	$31	$6	$12
Interest cost	70	61	19	37
Expected return on plan assets	(113)	(106)	(14)	(12)
Amortization of net losses	41	66	—	44
Amortization of prior service benefit	—	—	(14)	—

Net cost (benefit)	$23	$52	$(3)	$81

In the first quarter of 2014, we amended our retiree medical plan for participants who are Medicare eligible resulting in a remeasurement of our plan assets and obligations.  Effective July 1, 2014, participants who are Medicare-eligible are not covered under the self-insured retiree health care plan but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.  As required, the discount rate assumption was revised as a result of the remeasurement to 3.90% from 4.65% at December 31, 2013, and there were no significant changes to the expected return on plan assets, asset mix, mortality rates, or health care trend rates.   The prior service benefit associated with the plan amendment was $367 million and the actuarial losses associated with the change in discount rate were $80 million, resulting in a decrease in the benefit obligation of $287 million.  The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost during the remainder of the year is $6 million.

For the remainder of 2014, we expect to contribute approximately $13 million to our other postretirement benefit plans for retiree health and life insurance benefits.  Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Other Postretirement Benefits
($ in millions)

Remainder of 2014	$13
2015	47
2016	46
2017	45
2018	44
Years 2019 - 2023	201

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

The asset’s or liability’s fair value measurement level is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at September 30, 2014 or December 31, 2013.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$162	$193	$148	$177
Long-term debt, including current maturities	(8,921)	(10,718)	(9,348)	(10,673)

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

	Level 1	Level 2	Total
	($ in millions)

September 30, 2014
Long-term investments	$50	$143	$193
Long-term debt, including current maturities	(10,507)	(211)	(10,718)

December 31, 2013
Long-term investments	$47	$130	$177
Long-term debt, including current maturities	(10,449)	(224)	(10,673)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $66 million at September 30, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period). At September 30, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 147 known locations and projects compared with 142 locations and projects at December 31, 2013. At September 30, 2014, 14 sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.0 billion per occurrence and/o

r policy year for bodily injury and property damage to third parties and up to $25 million and above $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

Purchase Commitments

At September 30, 2014, we had outstanding purchase commitments totaling approximately $1.2 billion for locomotives, freight cars and containers, track material, and track and yard expansion projects in connection with our capital programs as well as long-term service contracts through 2018.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2014, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management.

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
October 22, 2014

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

Our third quarter results reflect a continuation of trends seen in the second quarter as demand for rail service remained high. The higher-than-expected volumes led to a deterioration in our network fluidity. As we continue to bring additional employee and equipment resources on line we expect network performance to improve. Strength in our intermodal and chemical volumes drove revenue growth of 7% and our continued focus on cost control resulted in an increase of only 3% in operating expenses for the quarter. Our net income for the third quarter was $559 million, or $1.79 per diluted share (up $77 million, or $0.26 per diluted share), and our operating ratio improved 2.9 percentage points to 67.0%. All three of these metrics represent third quarter records for our company.

Cash provided by operating activities for the first nine months of 2014 totaled $2.3 billion, which along with cash on hand allowed for property additions, debt repayments, dividends, and share repurchases. In the first nine months of 2014, we repurchased 1.7 million shares of Norfolk Southern common stock (Common Stock) at a total cost of $166 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 138.4 million shares of Common Stock at a total cost of $8.3 billion. At September 30, 2014, cash and cash equivalents totaled $1.4 billion.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2014 net income was $559 million, up 16% compared with the same period last year.  The increase in net income for the quarter reflected higher income from railway operations, up $149 million, or 18%, primarily due to a $199 million, or 7%, improvement in railway operating revenues as a result of an 8% rise in volumes.  The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved to 67.0% for the third quarter of 2014, compared with 69.9% for the third quarter of 2013.

For the first nine months of 2014 net income was $1.5 billion, up $92 million, or 7%, compared with the same period last year.  Prior year results included a gain from a land sale in Michigan, which benefited net income by $60 million and earnings per share by $0.19.  Current year results were favorably impacted by higher income from railway operations (up $308 million, or 13%).

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third-quarter railway operating revenues were $3.0 billion in 2014, up $199 million, or 7%, compared with the third quarter of 2013.  For the first nine months of 2014, railway operating revenues were $8.8 billion, up $390 million, or 5%, compared with the same period last year.  As shown in the following table, the increases resulted from higher volumes that were partially offset by lower average revenue per unit (which includes the effects of fuel surcharges).  Fuel surcharge revenue for the third quarters of 2014 and 2013 totaled $368 million and $321 million, respectively, and $1.0 billion and $901 million for the first nine months of 2014 and 2013, respectively.

	Third Quarter 2014 vs. 2013	First Nine Months 2014 vs. 2013
	Increase (Decrease)
	($ in millions)

Volume (units)	$219	$409
Revenue per unit	(20)	(19)

Total	$199	$390

Many of our negotiated fuel surcharges for coal and industrial products shipments are based on the monthly average price of West Texas Intermediate Crude Oil (WTI Average Price). These surcharges are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price increased fuel surcharge revenue by approximately $34 million for the quarter and $6 million for the first nine months of 2014.  This two-month lag decreased fuel surcharge revenue by approximately $41 million for the third quarter of 2013 and $68 million the first nine months of 2013.

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

Revenues, units, and average revenue per unit for our market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2014	2013	2014	2013	2014	2013
	($ in millions)		(in thousands)		($ per unit)

Coal	$626	$641	332.1	339.9	$1,885	$1,885

General merchandise:
Chemicals	488	429	132.0	113.1	3,697	3,787
Agriculture/consumer/gov’t	364	346	146.1	138.0	2,491	2,504
Metals and construction	414	372	202.1	180.5	2,050	2,060
Automotive	254	227	104.6	93.3	2,429	2,441
Paper/clay/forest	210	204	79.4	79.4	2,636	2,575

General merchandise	1,730	1,578	664.2	604.3	2,604	2,611

Intermodal	667	605	1,004.7	912.9	664	663

Total	$3,023	$2,824	2,001.0	1,857.1	1,511	1,521

	First Nine Months
	Revenues		Units		Revenue per Unit
	2014	2013	2014	2013	2014	2013
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,839	$1,902	982.3	1,024.5	$1,872	$1,856

General merchandise:
Chemicals	1,386	1,238	369.9	333.1	3,746	3,716
Agriculture/consumer/gov’t	1,111	1,073	448.8	433.8	2,476	2,473
Metals and construction	1,155	1,058	545.6	506.4	2,117	2,089
Automotive	751	732	306.4	298.4	2,451	2,455
Paper/clay/forest	599	595	227.8	232.4	2,628	2,561

General merchandise	5,002	4,696	1,898.5	1,804.1	2,635	2,603

Intermodal	1,913	1,766	2,865.9	2,650.3	668	666

Total	$8,754	$8,364	5,746.7	5,478.9	1,523	1,527

Coal

Coal revenues decreased $15 million, or 2%, in the third quarter and $63 million, or 3%, for the first nine months compared with the same periods last year.  The decreases for the quarter and first nine months were driven by a 2% and 4% fall in carload volumes, respectively. Average revenue per unit was flat for the quarter and improved a modest 1% for the first nine months.  Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(tons in thousands)

Utility	24,465	25,372	71,629	73,649
Export	5,491	6,512	18,437	22,311
Domestic metallurgical	4,542	4,357	11,849	13,007
Industrial	2,233	1,659	6,464	5,269

Total	36,731	37,900	108,379	114,236

Utility coal tonnage decreased 4% in the third quarter and 3% for the first nine months.  Both periods were negatively impacted by the loss of business from a northern utility. Third quarter shipments of utility coal softened as mild summer weather reduced cooling demand and lower natural gas prices allowed stockpiles to rebuild. For the first nine months, these declines were offset in part by increased volumes in the second quarter as utilities rebuilt their stockpiles in response to higher electric demand as a result of the harsh winter.  Export coal tonnage declined 16% in the third quarter and 17% for the first nine months, driven by strong competition that U.S. coal suppliers faced due to excess coal supply, depressed coal prices, and an Australian currency advantage.  Domestic metallurgical coal tonnage was up 4% in the third quarter, but down 9% for the first nine months. Both periods experienced increased shipments of coke, which were offset in part for the quarter, but in whole for the year, by lower metallurgical coal shipments due to plant curtailments and customer sourcing shifts. Industrial coal tonnage increased 35% in the third quarter and 23% for the first nine months as a result of new business opportunities with existing customers.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit and lower volumes.

General Merchandise

General merchandise revenues increased $152 million, or 10%, in the third quarter, compared with the same period last year, reflecting a 10% rise in volume.  For the first nine months, general merchandise revenues grew $306 million, or 7%, reflecting a 5% increase in carloads and a 1% rise in average revenue per unit.

Chemicals volume increased 17% in the third quarter and 11% for the first nine months, largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields.  Additionally, we handled higher volumes of liquefied petroleum gas.

Agriculture, consumer products, and government volume improved 6% in the third quarter and 3% for the first nine months, reflecting higher volumes of corn driven by increased demand for domestic ethanol production and more revenue shipments of empty railcars as part of a hopper re-body program.  These improvements were partially offset for the first nine months by fewer shipments of fertilizer due to production curtailments, the late harvest, and the deferral of purchases by farmers.

Metals and construction volume rose 12% in the third quarter and 8% for the first nine months, reflecting higher shipments of fractionating sand for natural gas drilling, gains in our iron and steel business driven by higher import activity, and more coil shipments used to support growing demand in the automotive sector.

Automotive volume grew 12% in the third quarter, and 3% for the first nine months, primarily driven by increased production of North American light vehicles. Additionally, the third quarter of 2014 was positively impacted by the summer shutdown period for automakers, which enabled us to handle the finished vehicle backlog that resulted from the impacts of severe winter weather on our network during the first quarter.

Paper, clay, and forest products volume was flat for the third quarter, but declined 2% for the first nine months, reflecting reduced carloads of municipal solid waste by loss of business, fewer shipments of newsprint and paper due to the continued decline in demand, and lower pulp volumes due to production issues and reduced export demand.  These decreases were partially offset by higher lumber shipments as demand for housing materials grew.

General merchandise revenues for the remainder of the year are expected to increase compared to last year due to higher volumes and improved average revenue per unit.

Intermodal

Intermodal revenues rose $62 million, or 10%, in the third quarter, compared with the same period last year, reflecting a 10% growth in volumes.  For the first nine months, intermodal revenues increased $147 million, or 8%, reflecting an 8% improvement in volumes.

Domestic volume improved 8% in the third quarter and 7% for the first nine months, a result of growth in strategic corridors, continued highway conversions, and higher demand for rail service from existing customers.

International volume increased 15% in the third quarter and 10% for the first nine months due to growth with existing customers, as well as new service lanes.  The first nine months also benefited from accelerated shipping in the first half of the year in anticipation of potential labor disruptions at West Coast ports.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases and higher average revenue per unit.

Railway Operating Expenses

Third-quarter railway operating expenses were $2.0 billion in 2014, up $50 million, or 3%, compared with the same period last year.  For the first nine months, expenses were $6.1 billion, up $82 million, or 1%.

Materials and other expenses increased $45 million, or 23%, in the third quarter and $83 million, or 13%, for the first nine months as follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	($ in millions)

Materials	$127	$100	$359	$317
Casualties and other claims	35	23	107	78
Other	83	77	248	236

Total	$245	$200	$714	$631

Both periods reflected increased locomotive maintenance and repair costs as a result of volume growth, in addition to higher loss and damage costs. Also, the impact of severe winter weather in the first quarter drove increases in maintenance activity which negatively impacted the comparison for the first nine months. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental matters.  Both periods also reflected higher casualty and other claims expense as the prior year benefited from higher adjustments attributable to more favorable development in historical trend rates related to our personal injury liabilities.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses grew $9 million, or 2%, in the third quarter and $12 million, or 1%, for the first nine months, reflecting higher volume-related expenses (intermodal operations, equipment rents, and joint facilities), partially offset by the reduced expense associated with the shared asset areas (including equity in the earnings of Conrail, see Note 6).  The first nine months also included higher weather-related expenses incurred during the first quarter.

The following table shows the components of purchased services and rents expenses:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	($ in millions)

Purchased services	$355	$349	$1,021	$1,013
Equipment rents	74	71	214	210

Total	$429	$420	$1,235	$1,223

Depreciation expense increased $6 million, or 3%, in the third quarter and $28 million, or 4%, for the first nine months due to the effects of a larger capital base.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $3 million, or 1%, in the quarter, primarily the result of a 6% drop in locomotive fuel prices, partially offset by a 4% increase in consumption. For the first nine months, fuel expense increased $17 million, or 1%, primarily the result of a 4% increase in consumption, partially offset by a 3% decline in locomotive fuel prices.

Compensation and benefits expense decreased $7 million, or 1%, in the third quarter and $58 million, or 3%, for the first nine months, reflecting changes in:

•
postretirement and pension benefit costs (down $40 million for the quarter and $112 million for the first nine months) primarily due to the amortization of lower net actuarial losses and the effects of plan amendments to our retiree medical plan (see Note 7),

•	health and welfare benefit costs (down $4 million for the quarter and $18 million for the first nine months),

•	employee levels including increased overtime (up $4 million for the quarter but down $12 million for the first nine months),

•	incentive and stock-based compensation (up $12 million for the quarter and $35 million for the first nine months), and

•	pay rates (up $16 million for the quarter and $42 million for the first nine months).

Other Income – Net

Other income – net increased $2 million in the third quarter, but decreased $118 million for the first nine months of 2014.  Higher gains from the sale of property, offset in part by lower returns from corporate-owned life insurance policies, drove the improvement in the third quarter. Additionally, both periods reflect decreased coal royalties, whereas the first nine months also reflected the absence of the prior year $97 million land sale gain in Michigan.

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 37.3% and 36.5%, compared with 35.6% and 36.0%, respectively, for the same periods last year.  The higher third-quarter effective tax rate reflects the absence of a reduction in deferred tax expense for state law changes last year.  Both periods reflect the absence of tax credits that became available in 2013 as a result of the American Taxpayer Relief Act of 2012 (Act), which was enacted January 2, 2013.  The higher year-to-date effective tax rate also reflects the absence of $9 million in income tax benefits we recognized in the first quarter of 2013 for certain tax credits retroactively reinstated by the Act.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2013 but has not been extended to 2014.  While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation increased current income tax expense and the related cash outflows for the payment of income taxes in 2014 as compared to 2013.
IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.3 billion for the first nine months of 2014, compared with $2.4 billion for the same period of 2013, primarily reflecting higher tax payments, offset in part by improved operating results.

We had working capital of $930 million at September 30, 2014, compared with $770 million at December 31, 2013, reflecting a decline in the current portion of long-term debt. Cash and cash equivalents totaled $1.4 billion at September 30, 2014, and were invested in accordance with our corporate investment policy as approved by our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first nine months of 2014, we increased our purchase commitment obligations by $829 million ($315 million of which relates to 2016 and beyond), primarily for locomotives, coal and other freight cars, intermodal equipment, and track material.  Other than these items, there have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2013.

Cash used in investing activities was $1.3 billion for the first nine months of 2014, compared with $1.4 billion in the same period last year, primarily reflecting lower property additions.

Cash used in financing activities was $1.1 billion in the first nine months of 2014, compared with $704 million in the same period last year driven primarily by higher debt repayments and lower debt issuances, partially offset by lower share repurchase activity.  We repurchased 1.7 million shares of Common Stock, totaling $166 million, in the first nine months of 2014, compared to 7.5 million shares, totaling $564 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 41.8% at September 30, 2014, and 45.6% at December 31, 2013.

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at September 30, 2014, and are in compliance with all of our covenants.  In October 2014, we renewed our $350 million accounts receivable securitization program with a two-year term to run until October 2016. There was $100 million and $200 million outstanding under this program at September 30, 2014 and December 31, 2013, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $66 million at September 30, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period).  At September 30, 2014, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information at 147 known locations and projects. At that date, 14 sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.”  This update, effective for our annual and interim reporting periods beginning January 1, 2017, will replace most existing revenue recognition guidance in U.S. GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Early application is not permitted, but once effective, permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2014.  Based on such evaluation, our officers have concluded that, at September 30, 2014, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2013 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2014	164,072	104.59	159,538	37,076,549
August 1-31, 2014	363,522	102.52	363,522	36,713,027
September 1-30, 2014	123,888	109.20	113,533	36,599,494

Total	651,482		636,593

(1)	Of this amount, 14,889 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

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

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 22, 2014	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 22, 2014	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended July 22, 2014, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2014.

10.1*	Directors’ Deferred Fee Plan of Norfolk Southern Corporation, as amended effective October 3, 2014.

10.2
Amendment No. 11, dated as of October 16, 2014, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 17, 2014.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2014, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarters and first nine months of 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months of 2014 and 2013; (iii) the Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2014 and 2013; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.