Form 10-K
period 2014-12-31
NORFOLK SOUTHERN CORP
filed 2015-02-11
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended DECEMBER 31, 2014

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
Large accelerated filer (X)        Accelerated filer (  )        Non-accelerated filer (  )        Smaller reporting company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2014, was $31,787,780,476 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2015: 307,411,965 (excluding 20,320,777 shares held by the registrant's consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statements to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

K 2

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 1.  Business and Item 2.  Properties

GENERAL – Our company, Norfolk Southern Corporation, is a Norfolk, Virginia based company that owns a major freight railroad, Norfolk Southern Railway Company.  We were incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  Our common stock (Common Stock) is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

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

We make available free of charge through our website, www.nscorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  In addition, the following documents are available on our website and in print to any shareholder who requests them:

•	Corporate Governance Guidelines

•	Charters of the Committees of the Board of Directors

•	The Thoroughbred Code of Ethics

•	Code of Ethical Conduct for Senior Financial Officers

•	Categorical Independence Standards for Directors

•	Norfolk Southern Corporation Bylaws

K 3

RAILROAD OPERATIONS – At December 31, 2014, our railroads operated approximately 20,000 miles of road in 22 states and the District of Columbia.

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

K 4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2014
	Miles of Road	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,991	2,754	1,974	8,274	27,993
Operated under lease, contract or trackage
rights	4,768	1,914	398	834	7,914

Total	19,759	4,668	2,372	9,108	35,907

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

The following table sets forth certain statistics relating to our railroads’ operations for the past 5 years:

	Years ended December 31,
	2014	2013	2012	2011	2010

Revenue ton miles (billions)	205	194	186	192	182
Freight train miles traveled (millions)	74.8	74.8	76.3	75.7	72.6
Revenue per ton mile	$0.0567	$0.0581	$0.0595	$0.0582	$0.0523
Revenue ton miles per employee-hour worked	3,576	3,376	3,153	3,207	3,218
Ratio of railway operating expenses to railway operating
revenues	69.2%	71.0%	71.7%	71.2%	71.9%

K 5

RAILWAY OPERATING REVENUES – Total railway operating revenues were $11.6 billion in 2014.  Following is an overview of our three major market groups.

COAL – Revenues from coal accounted for about 21% of our total railway operating revenues in 2014.  We handled 141.8 million tons, or 1.3 million carloads, in 2014, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 84 coal generation plants, as well as the export, metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lambert’s Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

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

•
Automotive includes finished vehicles for BMW, Chrysler, Ford, General Motors, Honda, Hyundai, Mercedes-Benz, Mitsubishi, Subaru, Toyota, and Volkswagen, and auto parts for BMW, Chrysler, Ford, General Motors, Honda, Hyundai, Mazda, Nissan, Subaru, Toyota, and Volkswagen.

•	Paper, clay and forest products includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

In 2014, 124 million tons of general merchandise freight, or approximately 61% of total general merchandise tonnage we handled, originated on our lines.  The balance of general merchandise freight was received from connecting carriers at interterritorial gateways.  Our principal interchange points for received freight included Chicago, New Orleans, East St. Louis, Memphis, Detroit, Toledo, Kansas City, Meridian, and Buffalo.  General merchandise carloads handled in 2014 were 2.5 million, the revenues from which accounted for 57% of our total railway operating revenues.

See the discussion of general merchandise revenues by commodity group in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERMODAL – Our intermodal market group consists of shipments moving in trailers, domestic and international containers, and RoadRailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2014 were 3.8 million, the revenues from which accounted for 22% of our total railway operating revenues.

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

In 2014, our railroads were found by the U.S. Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices, to be “revenue adequate” on an annual basis based on results for the year

K 6

2013.  The STB has not made its revenue adequacy determination for the year 2014.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

PASSENGER OPERATIONS – Amtrak operates regularly scheduled passenger trains on our lines between the following locations:

•	Alexandria and Lynchburg, Virginia

•	Alexandria, Virginia and New Orleans, Louisiana

•	Alexandria and Orange, Virginia

•	Petersburg and Norfolk, Virginia

•	Raleigh and Charlotte, North Carolina

•	Selma and Charlotte, North Carolina

•	Chicago, Illinois, and Porter, Indiana

•	Chicago, Illinois, and Cleveland, Ohio

•	Chicago, Illinois, and Pittsburgh, Pennsylvania

•	Pittsburgh and Harrisburg, Pennsylvania

A consortium of two transportation commissions of the Commonwealth of Virginia operate commuter trains on our line between Manassas and Alexandria.

We lease the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois (METRA).

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conduct freight operations over trackage owned or leased by:

•	Amtrak

•	New Jersey Transit

•	Southeastern Pennsylvania Transportation Authority

•	Metro-North Commuter Railroad Company

•	Maryland Department of Transportation

•	Michigan Department of Transportation

Amtrak and various commuter agencies conduct passenger operations over trackage owned by Conrail in the Shared Assets Areas (Note 5 to the Consolidated Financial Statements).

NONCARRIER OPERATIONS – Our noncarrier subsidiaries engage principally in the acquisition, leasing, and management of coal, oil, gas and minerals; the development of commercial real estate; telecommunications; and the leasing or sale of rail property and equipment.  In 2014, no such noncarrier subsidiary or industry segment grouping of noncarrier subsidiaries met the requirements for a reportable business segment under relevant authoritative accounting guidance.

K 7

RAILWAY PROPERTY

Our railroad system extends across 22 states and the District of Columbia.  The railroad infrastructure makes us capital intensive with net property of approximately $28 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows (including capitalized leases):

	2014	2013	2012	2011	2010
	($ in millions)

Road and all other property	$1,406	$1,421	$1,465	$1,222	$1,153
Equipment	712	550	776	938	317

Total	$2,118	$1,971	$2,241	$2,160	$1,470

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2015, we have budgeted $2.4 billion of property additions. See further discussion of our planned capital spending and replacement programs in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Financial Condition, Liquidity, and Capital Resources."

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

K 8

Equipment – At December 31, 2014, we owned or leased the following units of equipment:

	Owned(1)	Leased(2)	Total	Capacity of Equipment
				(Horsepower)
Locomotives:
Multiple purpose	4,019	3	4,022	14,957,100
Auxiliary units	147	—	147	—
Switching	99	—	99	148,750

Total locomotives	4,265	3	4,268	15,105,850

				(Tons)
Freight cars:
Gondola	30,368	3,335	33,703	3,669,559
Hopper	12,769	79	12,848	1,437,093
Box	11,046	1,366	12,412	1,039,594
Covered hopper	10,333	158	10,491	1,159,874
Flat	2,189	1,401	3,590	341,381
Other	4,596	14	4,610	221,362

Total freight cars	71,301	6,353	77,654	7,868,863

Other:
Containers	12,468	8,531	20,999
RoadRailer®	6,129	27	6,156
Work equipment	4,482	303	4,785
Vehicles	3,809	—	3,809
Miscellaneous	20,131	4,246	24,377

Total other	47,019	13,107	60,126

(1)	Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements, and capitalized leases.

(2)	Includes short-term and long-term operating leases.

K 9

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2014:

	2014	2013	2012	2011	2010	2005- 2009	2000- 2004	1999& Before	Total
Locomotives:
No. of units	73	50	60	90	42	362	663	2,925	4,265
% of fleet	2%	1%	1%	2%	1%	8%	16%	69%	100%

Freight cars:
No. of units	900	0	2,018	3,831	150	4,639	572	59,191	71,301
% of fleet	1%	0%	3%	5%	0%	7%	1%	83%	100%

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2014, and information regarding 2014 retirements:

	Locomotives	Freight Cars
Average age – in service	23.1 years	30.1 years
Retirements	11 units	2,953 cars
Average age – retired	35.3 years	43.5 years

Our ongoing locomotive and freight car maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment availability.  The locomotive bad order ratio includes all units (owned and leased) out of service for required periodic inspections, unscheduled maintenance and program work which includes such activity as overhauls.

	Annual Average Bad Order Ratio
	2014	2013	2012	2011	2010
Locomotives	8.0%	7.1%	7.1%	7.3%	6.7%
Freight cars	4.4%	4.9%	5.3%	5.7%	5.8%

Encumbrances – Certain railroad equipment is subject to the prior lien of equipment financing obligations totaling $1 million at December 31, 2014.

Track Maintenance – Of the 35,900 total miles of track we operate, we are responsible for maintaining 28,750 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 82% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 45% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2014.

K 10

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2014	2013	2012	2011	2010
Track miles of rail installed	507	549	509	484	422
Miles of track surfaced	5,248	5,475	5,642	5,441	5,326
New crossties installed (millions)	2.7	2.5	2.6	2.7	2.6

Microwave System – Our microwave system, consisting of approximately 6,983 radio route miles, 423 core stations, 30 secondary stations, and 5 passive repeater stations, provides communications between most operating locations.  We use the microwave system primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, and AEI data transmissions.

Traffic Control – Of the approximately 16,500 route miles we dispatch, about 11,025 miles are signalized, including 8,250 miles of centralized traffic control (CTC) and 2,775 miles of automatic block signals.  Of the 8,250 miles of CTC, approximately 7,447 miles are controlled by data radio originating at 345 base station radio sites.

Computers – A computer network consisting of a centralized production and backup data center and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations.  Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.  Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.  In addition, our computer systems assist us in the performance of a variety of functions and services, including payroll, car and revenue accounting, billing, sourcing, inventory management activities and controls, and special studies.

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

EMPLOYEES – The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2014	2013	2012	2011	2010

Average number of employees	29,482	30,103	30,943	30,329	28,559
Average wage cost per employee	$76,000	$72,000	$69,000	$71,000	$69,000
Average benefit cost per employee	$35,000	$40,000	$38,000	$39,000	$37,000

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

K 11

The relaxation of economic regulation of railroads, following the Staggers Rail Act of 1980, included exemption from STB regulation of the rates and most service terms for intermodal business (trailer-on-flat-car, container-on-flat-car), rail boxcar shipments, lumber, manufactured steel, automobiles, and certain bulk commodities such as sand, gravel, pulpwood, and wood chips for paper manufacturing.  Further, all shipments that we have under contract are effectively removed from regulation for the duration of the contract.  About 90% of our revenues comes from either exempt shipments or shipments moving under transportation contracts; the remainder comes from shipments moving under public tariff rates.

Efforts have been made over the past several years to re-subject the rail industry to increased federal economic regulation, and such efforts are expected to continue in 2015.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

SECURITY OF OPERATIONS - We continue to take measures to enhance the security of our rail system. Our comprehensive security plan is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.  The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as a terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas:  (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police.  All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our plan also complies with U.S. Department of Transportation (DOT) security regulations pertaining to training and security plans with respect to the transportation of hazardous materials.  As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and is integrated into hazardous material training programs.  Additionally, location-specific security plans are in place for certain metropolitan areas and each of the six port facilities we serve.  With respect to the ports, each facility plan has been approved by the applicable Captain of the Port and remains subject to inspection by the U.S. Coast Guard.

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the TSA, the Federal Bureau of Investigation (FBI), the FRA, the U.S. Coast Guard, U.S. Customs and Border Protection, and various state Homeland Security offices.

K 12

Similarly, we follow guidance from DHS and DOT regarding rail corridors in High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) substantially reducing the number of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local, and tribal governments to identify those locations where security risks are the highest.

In 2014, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, we provided rail accident response training to approximately 5,442 emergency responders, such as local police and fire personnel. Our other training efforts throughout 2014 included participation in drills for local, state, and federal agencies.  We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

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

K 13

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

We may be affected by general economic conditions. Prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities we carry may have an adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter. Economic conditions resulting in bankruptcies of one or more large customers could have a significant impact on our financial position, results of operations, or liquidity in a particular year or quarter,

We may be affected by energy prices. Volatility in energy prices could have an effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude and natural gas; fuel prices; and fuel surcharges. Any of these items could have a significant impact on our financial position, results of operations, or liquidity in a particular year or quarter.

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

K 14

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

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss  property damage, personal injury, and environmental liability could have a material adverse effect on our financial position, results of operations, or liquidity to the extent not covered by insurance.  We have obtained insurance for potential losses for third-party liability and first-party property damages.  Specified levels of risk are retained on a self-insurance basis (currently up to $50 million and above $1.2 billion per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control).  Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

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

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed 494 million gallons of diesel fuel in 2014. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging

K 15

foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors, could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter. Also, such an event could impact us as well as our customers and other transportation companies.

Due to the capital intensive nature, as well as the industry-specific requirements of the rail industry, high barriers of entry exist for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment. Additionally, we compete with other industries for available capacity and raw materials used in the production of locomotives and certain track and rolling stock materials. Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or significant shortages of materials that could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

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

K 16

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

Item 4. Mine Safety Disclosures

Not applicable.

K 17

Executive Officers of the Registrant

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2015, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Charles W. Moorman, 62, Chairman and Chief Executive Officer	Present position since February 1, 2006.

James A. Squires, 53, President
Present position since June 1, 2013.
Served as Executive Vice President – Administration from
August 1, 2012 to June 1, 2013. Served as Executive Vice President – Finance and Chief Financial Officer from July 1, 2007 to August 1, 2012.

Deborah H. Butler, 60, Executive Vice President – Planning and Chief Information Officer	Present position since June 1, 2007.

Cindy C. Earhart, 53, Executive Vice President – Administration	Present position since June 1, 2013. Served as Vice President Human Resources from March 1, 2007 to June 1, 2013.

James A. Hixon, 61, Executive Vice President – Law and Corporate Relations	Present position since October 1, 2005.

Mark D. Manion, 62, Executive Vice President and Chief Operating Officer	Present position since April 1, 2009.

Donald W. Seale, 62, Executive Vice President and Chief Marketing Officer	Present position since April 1, 2006.

Marta R. Stewart, 57, Executive Vice President – Finance and Chief Financial Officer	Present position since November 1, 2013. Served as Vice President and Treasurer from April 1, 2009 to November 1, 2013.

Thomas E. Hurlbut, 50, Vice President and Controller
Present position since November 1, 2013.
Served as Vice President Audit and Compliance from
February 1, 2010 to November 1, 2013.  Served as
Assistant Vice President Internal Audit from
February 1, 2008 to February 1, 2010.

K 18

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK PRICE AND DIVIDEND INFORMATION

Common Stock is owned by 29,575 stockholders of record as of December 31, 2014 and is traded on the New York Stock Exchange under the symbol “NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2014 and 2013.

	Quarter
2014	1st	2nd	3rd	4th
Market Price
High	$97.58	$104.09	$112.34	$117.24
Low	87.20	92.78	100.11	101.98
Dividends per share	0.54	0.54	0.57	0.57

2013	1st	2nd	3rd	4th
Market Price
High	$75.59	$79.32	$77.84	$92.87
Low	61.63	69.55	70.73	75.82
Dividends per share	0.50	0.50	0.52	0.52

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2014	228,550	$108.53	228,081	36,371,413
November 1-30, 2014	375,357	113.79	372,778	35,998,635
December 1-31, 2014	795,764	105.76	794,798	35,203,837

Total	1,399,671		1,395,657

(1)	Of this amount, 4,014 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan.

(2)
Our Board of Directors authorized a share repurchase program, pursuant to which up to 125 million shares of Common Stock could be purchased through December 31, 2014.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.

K 19

Item 6. Selected Financial Data

FIVE-YEAR FINANCIAL REVIEW

	2014	2013	2012	2011	2010
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$11,624	$11,245	$11,040	$11,172	$9,516
Railway operating expenses	8,049	7,988	7,916	7,959	6,840
Income from railway operations	3,575	3,257	3,124	3,213	2,676

Other income – net	104	233	129	160	153
Interest expense on debt	545	525	495	455	462
Income before income taxes	3,134	2,965	2,758	2,918	2,367

Provision for income taxes	1,134	1,055	1,009	1,002	871

Net income	$2,000	$1,910	$1,749	$1,916	$1,496

PER SHARE DATA
Net income – basic	$6.44	$6.10	$5.42	$5.52	$4.06
– diluted	6.39	6.04	5.37	5.45	4.00
Dividends	2.22	2.04	1.94	1.66	1.40
Stockholders’ equity at year end	40.25	36.55	31.08	30.00	29.85

FINANCIAL POSITION
Total assets	$33,241	$32,483	$30,342	$28,538	$28,199
Total debt	9,026	9,448	8,682	7,540	7,025
Stockholders’ equity	12,408	11,289	9,760	9,911	10,669

OTHER
Property additions	$2,118	$1,971	$2,241	$2,160	$1,470

Average number of shares outstanding (thousands)	309,367	311,916	320,864	345,484	366,522
Number of stockholders at year end	29,575	30,990	32,347	33,381	35,416
Average number of employees:
Rail	29,063	29,698	30,543	29,933	28,160
Nonrail	419	405	400	396	399

Total	29,482	30,103	30,943	30,329	28,559

See accompanying consolidated financial statements and notes thereto.

K 20

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

Strong volume growth in our intermodal and merchandise businesses driven by higher demand for rail services offset declines in our coal business, resulting in a $379 million, or 3%, improvement in our operating revenues. Our continued focus on cost control helped stem growth in operating expenses (up $61 million, or 1%) despite higher volumes and led to an all-time low operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 69.2% for 2014.

The unexpected volume growth and severe winter weather led to resource shortages and network delays during the year. We are committed to improving our service and have added resources to meet the needs of our network. As a result of these efforts, in the latter part of the year we saw improvement in operational metrics and expect this to continue in 2015.

Looking forward to 2015, we expect the impact of lower oil prices on our fuel surcharge revenue programs to be offset by increased volumes and higher rates.  We will continue to focus on safety, service levels, cost control, productivity, operational efficiency, and a market-based approach to pricing.

SUMMARIZED RESULTS OF OPERATIONS

2014 Compared with 2013

Net income in 2014 was $2.0 billion, or $6.39 per diluted share, up $90 million, or 5%, compared with $1.9 billion, or $6.04 per diluted share, in 2013, as a 10% increase in income from railway operations was only partially offset by the absence of a gain from a land sale in Michigan, which benefited net income by $60 million and earnings per share by $0.19 in 2013. Railway operating revenues rose 3%, while operating expenses increased only 1%, driven largely by higher volume-related expenses that were offset in part by lower compensation and benefits costs and fuel prices.

2013 Compared with 2012

Net income in 2013 was $1.9 billion, or $6.04 per diluted share, up $161 million, or 9%, compared with
$1.7 billion, or $5.37 per diluted share, in 2012, a reflection of a 4% increase in income from railway operations, in addition to the favorable impact of the recognition of the gain from a land sale in Michigan (see above). Railway operating revenues rose 2%, while operating expenses increased 1%, driven largely by higher volume-related expenses.

K 21

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $11.6 billion in 2014, $11.2 billion in 2013, and $11.0 billion in 2012.  The following table presents a three-year comparison of revenues, volumes, and average revenue per unit by market group.

	Revenues			Units			Revenue per Unit
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	($ in millions)			(in thousands)			($ per unit)

Coal	$2,382	$2,543	$2,879	1,284.4	1,346.7	1,414.1	$1,855	$1,888	$2,036
General merchandise:
Chemicals	1,863	1,667	1,467	502.6	449.2	388.8	3,707	3,711	3,772
Metals/construction	1,521	1,405	1,335	725.6	666.9	669.7	2,096	2,106	1,993
Agr./consumer/gov’t.	1,498	1,467	1,446	603.8	594.3	595.9	2,481	2,468	2,427
Automotive	1,004	984	897	410.1	402.1	374.6	2,447	2,448	2,395
Paper/clay/forest	794	795	775	303.2	309.4	305.8	2,619	2,570	2,536
General merchandise	6,680	6,318	5,920	2,545.3	2,421.9	2,334.8	2,624	2,609	2,536

Intermodal	2,562	2,384	2,241	3,845.2	3,572.3	3,358.3	666	667	667

Total	$11,624	$11,245	$11,040	7,674.9	7,340.9	7,107.2	$1,515	$1,532	$1,553

Revenues increased $379 million in 2014, and $205 million in 2013.  As reflected in the table below, the increase in 2014 resulted from higher volumes, partially offset by lower average revenue per unit as the effects of lower rates and changes in the mix of business more than offset higher fuel surcharges.  The increase in 2013 resulted from higher volumes, partially offset by lower average revenue per unit as lower market-based export coal rates, the effects of changes in the mix of business, and slightly lower fuel surcharges more than offset rate increases.

	Revenue Variance Analysis Increase (Decrease)
	2014 vs. 2013	2013 vs. 2012
	($ in millions)

Volume (units)	$512	$363
Revenue per unit	(133)	(158)

Total	$379	$205

Over 85% of our revenue base is covered by negotiated fuel surcharges, and revenues in 2014 included $1,329 million of such surcharges. This amount was divided about evenly between surcharges tied to the monthly average price of West Texas Intermediate Crude Oil (WTI) and surcharges tied to the weekly average price of On-Highway Diesel (OHD). More than two-thirds of the 2014 WTI-based surcharges were attributable to contracts with trigger prices above current WTI levels of about $50 per barrel (a predominant trigger price is $64 per barrel); therefore, if WTI prices remain below these triggers, traffic moving under these contracts will not be assessed any fuel surcharge. Almost all of the remaining WTI-based surcharges have trigger prices well below current WTI levels, and almost all of the OHD-based surcharges have trigger prices substantially below current OHD levels (of about $3 per gallon). As a result, if WTI and OHD prices remain at their current levels, traffic moving under these

K 22

contracts will continue to be assessed fuel surcharges; however, they will be substantially lower than those generated in 2014. Thus, total fuel surcharges for 2015 could be less than half of the amount in 2014. The WTI-related surcharges are reset the first day of each calendar month based on the WTI average price for the second preceding calendar month. This two-month lag in applying the WTI average price increased fuel surcharge revenue by approximately $84 million in 2014, decreased fuel surcharge revenue by approximately $29 million in 2013, and increased fuel surcharge revenue by approximately $39 million in 2012. Fuel surcharge revenue totaled $1,254 million in 2013, and $1,278 million in 2012.
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
COAL revenues decreased $161 million, or 6%, compared with 2013, reflecting a 5% decrease in carload volume.  Average revenue per unit was down 2%, the result of lower pricing (mainly market-based export coal) and the negative effect of changes in mix.

In 2013, coal revenues decreased $336 million, or 12%, compared with 2012, reflecting a 5% decrease in carload volume (tonnage hauled declined 4%).  Average revenue per unit was down 7%, the result of lower pricing (mainly market-based export coal) and decreased fuel surcharge revenue, partially offset by the positive effect of changes in mix.

For 2015, coal revenues are expected to decrease due to lower average revenue per unit (largely a result of lower fuel surcharge revenue) and decreased volumes.

Coal represented 21% of our revenues in 2014, and 79% of shipments handled originated on our lines.  As shown in the following table, tonnage decreased in our export, utility, and domestic metallurgical markets but increased in our industrial markets.

	Coal Tonnage by Market
	2014	2013	2012
	(tons in thousands)

Utility	93,884	97,146	101,636
Export	23,218	28,631	28,304
Domestic metallurgical	16,130	16,905	18,793
Industrial	8,599	7,388	7,376

Total	141,831	150,070	156,109

Utility coal tonnage was down 3% in 2014, compared with 2013.  Lower utility coal shipments to our northern region due to market share loss and competition from lower priced natural gas were offset in part by gains in our southern region, resulting from strong demand for electric generation and stockpile rebuilding after a harsh winter.

Utility coal tonnage was down 4% in 2013 as compared to 2012. Utility coal shipments in our southern region decreased due to lower demand as utility stockpiles remained high and natural gas prices remained low. This

K 23

decrease was partially offset by increased shipments in our northern region as higher coal burn necessitated stockpile replenishments to maintain targeted levels.

For 2015, we expect utility coal tonnage to decrease as we expect lower demand resulting from a decline in natural gas prices and reduced coal burn at southern utilities we serve.

Export coal tonnage decreased 19% in 2014, compared with 2013.  Strong competition in the global metallurgical and thermal coal markets resulting from excess coal supply, weakening economies in the global market, and a strong Australian currency advantage significantly reduced demand for U.S. export coal.  Volume through Norfolk was down 4.3 million tons, or 20%, and volume through Baltimore was down 0.5 million tons, or 8%.  Other export volume decreased 0.6 million tons, or 85%.

In 2013, export coal tonnage increased 1%, compared with 2012. Despite strong global competition, we handled higher export thermal and metallurgical coal shipments as an increase in steel production in developing markets offset weakness in the European market. Volume through Norfolk was up 2.1 million tons, or 11%, whereas Baltimore volume decreased 1.4 million tons, or 17%. Other export volume decreased 0.4 million tons, or 36%.

For 2015, export coal tonnage is expected to decrease as a result of strong competition in the overseas metallurgical coal market, in addition to soft demand for and an oversupply of thermal coal.

Domestic metallurgical coal tonnage was down 5% in 2014, compared with 2013, as lower metallurgical coal shipments resulting from plant curtailments and customer sourcing shifts were offset in part by higher shipments of coke.

In 2013, domestic metallurgical coal tonnage was down 10%, compared with 2012, due to weaker domestic steel production, sourcing shifts away from coal origins we serve, and the permanent closure of a steel plant in mid-2012 that impacted the year-over-year comparison for the first half of 2013.

For 2015, domestic metallurgical coal tonnage is expected to decline due to closure of a mine that we currently serve.

Industrial coal tonnage increased 16% in 2014, compared with 2013, as new business opportunities with existing customers was partially offset by declines in anthracite and petcoke shipments.

In 2013, industrial coal tonnage increased slightly compared with 2012, as increased shipments to existing customers were partially offset by weaker industrial demand in the print paper and cement sectors.

For 2015, industrial coal tonnage is expected to decrease, primarily due to conversions to natural gas.

GENERAL MERCHANDISE revenues in 2014 increased $362 million, or 6%, compared with 2013, reflecting 5% growth in carload volume and a 1% improvement in average revenue per unit that reflected favorable changes in fuel surcharge revenue and in mix.

In 2013, general merchandise revenues increased $398 million, or 7%, compared with 2012, reflecting 4% growth in carload volume and a 3% improvement in average revenue per unit that reflected favorable changes in mix as well as higher rates and fuel surcharges.

Chemicals revenues in 2014 increased 12%, compared with 2013, reflecting volume growth (up 12%) largely driven by higher shipments of crude oil originated from the Bakken and Canadian oil fields and growth in shipments of liquefied petroleum gas in the Utica Shale region.

K 24

In 2013, chemicals revenues increased 14%, compared with 2012, reflecting 16% growth in volume partially offset by a 2% decline in average revenue per unit that resulted from the negative effect of the changes in mix due to increased crude oil shipments.  The volume improvement was primarily the result of more carloads of crude oil from the Bakken and Canadian oil fields.  Additionally, there were more carloads of liquefied petroleum gas in the Utica Shale region.

For 2015, chemicals revenues are anticipated to increase, as we expect more shipments of crude oil and liquefied petroleum gas. However, a prolonged period of low oil prices could put pressure on demand for crude by rail. Average revenue per unit is expected to be lower, largely a result of the anticipated reduction in fuel surcharge revenue and the negative mix effect of the volume increase in lower-rated shipments.

Metals and construction revenues grew 8% in 2014, compared with 2013.  The revenue improvement resulted from a 9% increase in carloads, as we moved more shipments of fractionating sand for natural gas drilling, in addition to higher coil shipments to support growing demand in the automotive and energy sectors, and increased shipments of iron and steel as a result of higher import activity.

In 2013, metals and construction revenues increased 5% compared with 2012.  The improvement resulted from 6% higher average revenue per unit, which reflected the positive change in mix of business as we transported higher-rated shipments of slag and fractionating sand for natural gas drilling, higher rates, and increased fuel surcharges.  Although we moved more slag and fractionating carloads, volume declined modestly as we handled reduced shipments of iron and steel (driven by fewer import slabs and a steel plant closure during the third quarter of 2012) and scrap metal (a result of weakening demand).

For 2015, metals and construction revenues are expected to decline, reflecting lower average revenue per unit as a result of the anticipated decline in fuel surcharge revenue, partially offset by improved volumes. We currently anticipate higher shipments of fractionating sand and other materials used for natural gas drilling, as well as additional shipments of aggregates due to growth in road construction activity and steel used by the automotive and energy sectors.

Agriculture, consumer products, and government revenues increased 2% in 2014, compared with 2013, as a result of a 2% improvement in volume and a 1% improvement in average revenue per unit, due primarily to higher rates that were slightly offset by a negative change in mix.  The volume increase was driven by higher corn shipments due to increased demand for ethanol production, partially offset by fewer shipments of fertilizer due to production curtailments.

In 2013, agriculture, consumer products, and government revenues increased 1% compared with 2012, as a 2% improvement in average revenue per unit (reflecting pricing improvements that were slightly offset by a negative change in mix related to the increase of lower-rated shorter-haul movements of corn) was partially offset by a slight decrease in volume.  The volume decrease was driven by reduced shipments of soybeans and related products caused by tightened supplies of domestic beans and a strong South American crop, in addition to fewer revenue movements of empty equipment.  Carload volume declines were partially offset by higher shipments of food oils as we handled new business with existing customers and more biodiesel carloads in advance of the anticipated elimination of the biodiesel tax credit.  We also hauled more shipments of fertilizer due to a strong farm economy and increased planting activity.

For 2015, agriculture, consumer products, and government revenues are expected to be flat as we expect higher volumes will be offset by lower average revenue per unit reflecting lower fuel surcharges offset in part by pricing gains.  Volume growth is anticipated to come from higher shipments of soybeans as we return to a more normal crop cycle, more carloads of ethanol, and growth in feed product shipments as a result of increased export opportunities.

K 25

Automotive revenues rose 2% compared to 2013, reflecting 2% growth in volume due to increased vehicle production at plants we serve that was offset in part by the diversion of shipments to other modes of transportation as a result of equipment shortages and network delays.

In 2013, automotive revenues rose 10% compared to 2012, reflecting 7% growth in volume due to increased vehicle production at plants we serve and new business from existing customers (including both auto parts and finished vehicles).  Average revenue per unit improved 2%, reflecting improved pricing and higher fuel surcharges.

For 2015, automotive revenues are expected to slightly decrease as a result of lower average revenue per unit as lower fuel surcharges are expected to offset improved pricing. These average revenue per unit declines are expected to be partially offset by volume gains driven by a continued increase in domestic production at plants we serve and the return of diverted traffic.

Paper, clay and forest products revenues were flat as a 2% improvement in average revenue per unit (reflecting pricing gains and positive mix) was offset by a 2% decrease in volumes.  Volume declines were driven by reduced shipments of municipal solid waste resulting from loss of business, lower shipments of newsprint and paper due to mill and plant closures, and fewer pulp shipments due to production issues and reduced export demand. These declines were offset in part by higher lumber shipments resulting from the continued housing recovery and new business.

In 2013, paper, clay and forest products revenues increased 3% compared with 2012, reflecting 1% gains in both volume and average revenue per unit.  Volume increases for lumber, pulp, and pulpboard were offset by reduced demand for newsprint and paper.

For 2015, paper, clay, and forest products revenues are anticipated to decline reflecting lower fuel surcharge revenue and a negative mix of business, offset in part by slightly higher volumes. Volume growth is expected to be driven by higher woodchip, wood pellet, lumber, and pulp shipments as we anticipate the continued recovery of the housing market to increase demand, offset in part by lower municipal solid waste (loss of a customer) and newsprint and paper shipments as demand declines.

INTERMODAL revenues increased $178 million, or 7%, compared with 2013, reflecting an 8% growth in volume.

Domestic volume (including truckload and intermodal marketing companies, Triple Crown Services, and Premium business) improved 6%, a result of growth in strategic corridors, continued highway-to-rail conversions, and higher demand for rail service from existing customers.  International volume grew 10% due to increased demand from existing customers and expanded service opportunities.

In 2013, intermodal revenues increased $143 million, or 6%, compared with 2012, reflecting a 6% growth in volume.  Average revenue per unit was flat.  Domestic volume improved 7%, the result of continued highway-to-rail conversions and additional business associated with the opening of new intermodal terminals.  International volume grew 6% due to growth with existing customers as well as new service lanes.

For 2015, we anticipate higher intermodal revenues due to increased volumes as a result of continued highway conversions and growth associated with new and existing customers. Average revenue per unit is expected to be lower as pricing gains are offset by reduced fuel surcharge revenue.

Railway Operating Expenses

Railway operating expenses in 2014 were $8.0 billion, up $61 million, or 1%, compared to 2013.  Expenses in 2013 were $8.0 billion, up $72 million, or 1%, compared to 2012.  In 2014, increases in volume-related costs were offset in part by lower postretirement and pension benefit costs as well as lower fuel prices.  For 2013, higher wage rates and volume-related expense increases were offset in part by lower costs resulting from network efficiencies.

K 26

The following table shows the changes in railway operating expenses summarized by major classifications.

	Operating Expense Variances Increase (Decrease)
	2014 vs. 2013	2013 vs. 2012
	($ in millions)

Materials and other	$112	$(31)
Purchased services and rents	58	25
Depreciation	35	—
Fuel	(39)	36
Compensation and benefits	(105)	42

Total	$61	$72

Materials and other expenses increased $112 million, or 14%, in 2014, but decreased $31 million, or 4%, in 2013, as shown in the following table.

	2014	2013	2012
	($ in millions)

Materials	$470	$422	$408
Casualties and other claims	135	90	130
Other	335	316	321

Total	$940	$828	$859

Volume growth in 2014 and 2013 drove increases in locomotive and equipment maintenance and repair costs for both years. Additionally, the harsh winter weather experienced in the first quarter of 2014 resulted in increased maintenance activity, which negatively impacted the year-over-year comparison. Casualties and other claims expenses include the estimates of costs related to personal injury (PI), property damage, and environmental matters.  The increase in expense in 2014 reflected lower favorable PI reserve adjustments for prior years' claim amounts than those seen in 2013, which were driven by improved historical trend rates related to PI liabilities.

We maintain substantial amounts of insurance for potential third-party liability and property damage claims.  We also retain reasonable levels of risk through self-insurance. For further discussion of casualty claims and insurance see Note 16.

K 27

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.  This category of expenses increased $58 million, or 4%, in 2014, and $25 million, or 2%, in 2013.

	2014	2013	2012
	($ in millions)

Purchased services	$1,394	$1,353	$1,321
Equipment rents	293	276	283

Total	$1,687	$1,629	$1,604

The increase in 2014 for purchased services expense reflected the impact of higher volumes and reduced network velocity on intermodal operations and joint facilities costs. Additionally, higher maintenance and repair costs were offset in part by reduced expenses associated with the shared asset areas (including equity in the earnings of Conrail, see Note 5).  The increase in 2013 reflected higher volume-related activities and software expenses, partially offset by lower professional and consulting fees and travel expenses.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in 2014 as a result of higher volumes and network congestion, but decreased in 2013 as a result of increased velocity and improved equipment utilization.

Depreciation expense increased by $35 million, or 4%, in 2014, and was flat in 2013. Both periods reflected our larger roadway and equipment capital base as we continue to invest in our infrastructure and rolling stock.  In 2013, that increase was completely offset by the favorable impact of an equipment depreciation study that was completed during the first quarter of 2013.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $39 million, or 2%, in 2014 but increased $36 million, or 2%, in 2013.  The decrease in 2014 was principally the result of lower locomotive fuel prices (down 6%), offset in part by higher locomotive fuel consumption (up 4%). The increase in 2013 reflected higher locomotive fuel consumption (up 4%), offset in part by lower locomotive fuel prices (down 2%). We consumed approximately 494 million gallons of diesel fuel in 2014 compared with 476 million gallons in 2013. Should fuel prices remain at current levels, we would expect to see a significant savings in fuel expenses in 2015 as compared to 2014.

Compensation and benefits, which represents 36% of total operating expenses, decreased $105 million, or 3%, in 2014, reflecting changes in:

•	postretirement and pension benefit costs (down $152 million),

•	health and welfare benefit costs (down $25 million),

•	pay rates (up $57 million), and

•	payroll taxes (up $21 million).

In 2013, compensation and benefits increased $42 million, or 1% over 2012, reflecting changes in:

•	pay rates (up $59 million),

•	incentive and stock-based compensation (up $39 million),

•	lower activity levels (down $48 million) that reflected improved employee productivity, and

•	payroll taxes (down $16 million).

Our employment averaged 29,482 in 2014, compared with 30,103 in 2013, and 30,943 in 2012.  Looking forward to 2015, we expect employment levels to be higher than 2014 as we continue to add resources to our network.

K 28

Other Income – Net

Other income – net was $104 million in 2014, $233 million in 2013, and $129 million in 2012 (Note 2).  Both comparisons reflect the Michigan land sale ($97 million) that occurred in 2013.

Income Taxes

Income tax expense in 2014 was $1.1 billion, an effective rate of 36.2%, compared with 35.6% in 2013 and 36.6% in 2012.  The 2014 and 2013 years benefited from favorable reductions in deferred tax expense for state law changes and certain business tax credits.
The Tax Increase Prevention Act of 2014 (2014 Act), enacted on December 19, 2014, extended for the year 2014 fifty-percent bonus depreciation and certain business tax credits that benefit us. While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation will increase current income tax expense and the related cash outflows for the payment of income taxes. The effect of this tax legislation will be seen as a reduction in our 2015 cash outflows for income taxes as our required year-end estimated tax payment was due and paid before the 2014 Act was enacted.
IRS examinations have been completed for all years prior to 2011. Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate that the IRS will complete its examination in 2015. We do not expect that the resolution of the examination will have a material effect on our financial position, results of operations, or liquidity.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $2.9 billion in 2014 and $3.1 billion in both 2013 and 2012.  The decrease in 2014 reflected increased tax payments (see above), offset in part by improved operating results. We had working capital of $998 million at December 31, 2014, compared with $770 million at December 31, 2013, primarily reflecting reduced current maturities of long-term debt.  Cash, cash equivalents, and short-term investment balances totaled $973 million and $1.6 billion at December 31, 2014 and 2013, respectively, and were invested in accordance with our corporate investment policy as approved by the Board of Directors.  The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to these assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

K 29

Contractual obligations at December 31, 2014, were comprised of interest on fixed-rate long-term debt and capital leases, long-term debt and capital leases (Note 8), operating leases (Note 9), agreements with CRC (Note 5), unconditional purchase obligations (Note 16), long-term advances from Conrail (Note 5), and unrecognized tax benefits (Note 3):

	Total	2015	2016 - 2017	2018 - 2019	2020 and Subsequent	Other
	($ in millions)

Interest on fixed-rate long-term debt
and capital lease principal	$12,798	$515	$966	$822	$10,495	$—
Long-term debt and capital lease principal	9,400	2	1,050	1,185	7,163	—
Operating leases	711	83	140	105	383	—
Agreements with CRC	340	36	72	72	160	—
Unconditional purchase obligations	879	508	366	5	—	—
Long-term advances from Conrail	280	—	—	—	280	—
Unrecognized tax benefits*	61	29	—	—	—	32

Total	$24,469	$1,173	$2,594	$2,189	$18,481	$32

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

Cash used in investing activities was $2.0 billion in 2014, compared with $1.9 billion in 2013, and $2.0 billion in 2012.  The increase in 2014 primarily reflected increased use of cash for property additions and COLI investments, which were partially offset by higher short-term investment maturities. The decrease in 2013 resulted from lower property additions and property sales that were partially offset by increased investment purchases, net of sales.

Property additions account for most of the recurring spending in this category.  The following tables show capital spending (including capital leases) and track and equipment statistics for the past five years.

Property Additions

	2014	2013	2012	2011	2010
	($ in millions)

Road and other property	$1,406	$1,421	$1,465	$1,222	$1,153
Equipment	712	550	776	938	317

Total	$2,118	$1,971	$2,241	$2,160	$1,470

K 30

Track Structure Statistics (Capital and Maintenance)
	2014	2013	2012	2011	2010

Track miles of rail installed	507	549	509	484	422
Miles of track surfaced	5,248	5,475	5,642	5,441	5,326
New crossties installed (millions)	2.7	2.5	2.6	2.7	2.6

Average Age of Owned Railway Equipment
	2014	2013	2012	2011	2010
	(years)

Freight cars	30.1	30.2	30.2	30.3	31.0
Locomotives	23.1	22.5	21.6	21.0	20.5
Retired locomotives	35.3	38.7	41.2	31.7	28.4

For 2015, we have budgeted $2.4 billion for property additions.  The anticipated spending includes $930 million for the normalized replacement of rail, ties and ballast and the improvement or replacement of bridges.  Planned equipment spending of $640 million includes used and rebuilt locomotives, intermodal containers and chasis, coal cars, covered and open coil cars, mill gondolas, multilevel automobile racks, and covered hoppers.  Investments in facilities and terminals are anticipated to be $240 million and include terminals and equipment to add capacity to our intermodal network (including Crescent Corridor), new or expanded bulk transfer facilities, improvements to vehicle distribution facilities, and upgrades and expansions of our mechanical service shops.  For 2015, we have budgeted $220 million for the continued implementation of positive train control (PTC) and expect post-2015 PTC-related property additions to total over $450 million.  We also expect to spend $100 million on infrastructure improvements to increase mainline capacity, accommodate business growth and provide our share of funding for various public/private partnership investments such as Crescent Corridor and the Chicago CREATE project.  Technology investments of $70 million are planned for new or upgraded systems and computers.

Additionally, in November 2014 we announced a proposed transaction under which we would acquire 282 miles of the Delaware & Hudson Railway Co. (D&H) rail line between Sunbury, Pennsylvania and Schenectady, New York for $217 million. The acquisition of this property is subject to approval by the STB and if approved, expected to be completed in 2015.

The Crescent Corridor consists of a program of projects for infrastructure and other facility improvements geared toward creating a seamless, high-capacity intermodal route spanning 11 states from New Jersey to Louisiana and offering truck-competitive service along several major interstate highway corridors, including I-81, I-85, I-20, I-40, I-59, I-78, and I-75.  Based on the public benefits that stand to be derived in the form of highway congestion relief, we plan to implement certain elements of the Crescent Corridor through a series of public-private partnerships.  Currently, the Crescent Corridor has received or expects to receive a total of $312 million in public capital funding commitments from the Commonwealths of Pennsylvania and Virginia, the State of Tennessee, the federal TIGER Stimulus Program and other federal funding sources related to projects in Alabama, Pennsylvania, Tennessee, and North Carolina.  With respect to the private funding component, we currently anticipate spending up to $344 million ($291 million of which has been spent to date) for the substantial completion of work on these projects, which is expected in 2015.  This includes planned investments for the Crescent Corridor that approximate $42 million in 2015.  If and when demand warrants, additional improvements and expansions beyond these amounts may be made to the Crescent Corridor.

Cash used in financing activities was $1.3 billion in 2014, compared with $394 million in 2013, and $694 million in 2012.  The increase in 2014 was driven primarily by higher debt repayments and lower debt proceeds, partially

K 31

offset by reduced share repurchase activity (see Note 14).  The change in 2013 reflected lower share repurchases and reduced proceeds from borrowings, net of debt repayments.

Share repurchases totaled $318 million in 2014, $627 million in 2013, and $1.3 billion in 2012 for the purchase and retirement of 3.1 million, 8.3 million, and 18.8 million shares, respectively.  On August 1, 2012, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017, and 35.2 million shares remain under this authority as of December 31, 2014.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

During the fourth quarter of 2013, we issued $400 million of 3.85% senior notes due 2024.  During the third quarter of 2013, we issued $500 million of 4.80% senior notes due 2043.  Our debt-to-total capitalization ratio was 42.1% at December 31, 2014, compared with 45.6% at December 31, 2013.

We further discuss our current securities issuance authority from our our Board of Directors, our credit agreement, and our accounts receivable securitization program in Note 8 of our Notes to Consolidated Financial Statements, all of which provide for additional access to liquidity should the need arise.

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

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires us to make several estimates and assumptions (Note 11).  These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs, and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  We make these estimates based on our historical experience and other information that we deem pertinent under the circumstances (for example, expectations of future stock market performance).  We utilize an independent actuarial consulting firm’s studies to assist us in selecting appropriate actuarial assumptions and valuing related liabilities.

Net pension expense, which is included in “Compensation and benefits” in the Consolidated Statements of Income, was $31 million for 2014.  In recording this amount, we assumed a long-term investment rate of return of 8.25%, which was supported by the long-term total rate of return on plan assets since inception, as well as our expectation of future returns.  A one-percentage point change to this rate of return assumption would result in a $18 million change in pension expense.  During 2014, new mortality tables were released for consideration in determining defined benefit plan obligations. We analyzed the experience in our pension plans and updated our mortality rates accordingly, which resulted in an actuarial loss of approximately $165 million. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age,

K 32

projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using a discount rate that is based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Net benefit for other postretirement benefits, which is also included in “Compensation and benefits,” was $6 million for 2014. Historically, medical inflation has been a significant component of the estimate for postretirement benefits, however, its effect has been reduced substantially due to the plan amendment made in 2014 (Note 11).  Since there is a fixed benefit for Medicare-eligible retirees there is no medical inflation assumed for this population.  The medical inflation factor is still applicable for pre-Medicare-eligible retirees.

Properties and Depreciation

Most of our total assets are long-lived railway properties (Note 6).  As disclosed in Note 1, properties are depreciated using group depreciation.  The primary depreciation method for our asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources.  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives. See Note 1 for a more detailed discussion of the assumptions and estimates in this area.

Depreciation expense for 2014 totaled $951 million.  Our composite depreciation rates for 2014 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $36 million increase (or decrease) to depreciation expense.  For 2014, roadway depreciation rates ranged from 0.83% to 33.33% and equipment depreciation rates ranged from 1.55% to 33.33%.

Personal Injury, Environmental, and Legal Liabilities

Casualties and other claims expense, included in “Materials and other,” consists primarily of our accrual for personal injury liabilities and environmental remediation costs.

To aid in valuing personal injury liability and determining the amount to accrue during each period, we utilize studies prepared by an independent consulting actuarial firm.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. We adjust the liability quarterly based upon our assessment and the results of the study. Our estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events and as such the actual loss may vary from the estimated liability recorded.

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be estimated reasonably.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates. Additionally, our Environmental Policy Council (composed of senior managers) oversees and interprets our environmental policy. Operating expenses, included in "Materials and other" and "Purchased services and rents," for environmental matters totaled $45 million in 2014, $57 million in 2013, and $40 million in 2012, and property additions for environmental matters totaled $9 million in 2014, $8 million in 2013, and $6 million in 2012.  Property additions for environmental matters in 2015 are expected to be about $15 million.

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.

K 33

For a more detailed discussion of the assumptions and estimates in accounting for personal injury and environmental matters see Note 16.

Income Taxes

Our net long-term deferred tax liability totaled $8.8 billion at December 31, 2014 (Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We had a $33 million valuation allowance on $606 million of deferred tax assets as of December 31, 2014, reflecting the expectation that almost all of these assets will be realized.

In addition, we have a recorded liability for our estimate of uncertain tax positions taken or expected to be taken in a tax return.  Judgment is required in evaluating the application of federal and state tax laws and assessing whether it is more likely than not that a tax position will be sustained on examination and, if so, judgment is also required as to the measurement of the amount of tax benefit that will be realized upon settlement with the taxing authority.  We believe this liability for uncertain tax positions to be adequate.  Income tax expense is adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amounts recorded.  For every one half percent change in the 2014 effective tax rate, net income would have changed by $16 million.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes to the agreements. The moratorium provisions of the current agreements have now expired, formal proposals to change the agreements have been made, and negotiations with the various labor unions have begun. Separately, in January 2015 we reached an agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET) which represents approximately 4,600 of our locomotive engineers. Changes to the BLET benefit plan will be bargained nationally through the NCCC.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At December 31, 2014, debt subject to interest rate fluctuations totaled $200 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by approximately $2 million. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This update, effective for our annual and interim reporting periods beginning January 1, 2017, will replace most existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted, but once effective, permits the use of either the

K 34

retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

K 35

Item 8. Financial Statements and Supplementary Data

K 36

Report of Management

February 11, 2015

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that the Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2014.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2014.

/s/Charles W. Moorman	/s/Marta R. Stewart	/s/Thomas E. Hurlbut
Charles W. Moorman	Marta R. Stewart	Thomas E. Hurlbut
Chairman and	Executive Vice President Finance	Vice President and
Chief Executive Officer	and Chief Financial Officer	Controller

K 37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Norfolk Southern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Norfolk Southern Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 11, 2015

K 38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(A)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Norfolk Southern Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
KPMG LLP
Norfolk, Virginia
February 11, 2015

K 39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2014	2013	2012
	($ in millions, except per share amounts)

Railway operating revenues	$11,624	$11,245	$11,040

Railway operating expenses:
Compensation and benefits	2,897	3,002	2,960
Purchased services and rents	1,687	1,629	1,604
Fuel	1,574	1,613	1,577
Depreciation	951	916	916
Materials and other	940	828	859

Total railway operating expenses	8,049	7,988	7,916

Income from railway operations	3,575	3,257	3,124

Other income – net	104	233	129
Interest expense on debt	545	525	495

Income before income taxes	3,134	2,965	2,758

Provision for income taxes	1,134	1,055	1,009

Net income	$2,000	$1,910	$1,749

Per share amounts:
Net income
Basic	$6.44	$6.10	$5.42
Diluted	6.39	6.04	5.37

See accompanying notes to consolidated financial statements.
K 40

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2014	2013	2012
	($ in millions)

Net income	$2,000	$1,910	$1,749
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	(15)	1,122	(114)
Other comprehensive income (loss) of equity investees	(8)	42	(13)

Other comprehensive income (loss), before tax	(23)	1,164	(127)
Income tax benefit (expense) related to items of
other comprehensive income (loss)	6	(436)	44

Other comprehensive income (loss), net of tax	(17)	728	(83)

Total comprehensive income	$1,983	$2,638	$1,666

See accompanying notes to consolidated financial statements.
K 41

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2014	2013
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$973	$1,443
Short-term investments	—	118
Accounts receivable – net	1,055	1,024
Materials and supplies	236	223
Deferred income taxes	167	180
Other current assets	347	87
Total current assets	2,778	3,075

Investments	2,679	2,439
Properties less accumulated depreciation of $10,814 and
$10,387, respectively	27,694	26,645
Other assets	90	324

Total assets	$33,241	$32,483

Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$1,233	$1,265
Short-term debt	100	100
Income and other taxes	217	225
Other current liabilities	228	270
Current maturities of long-term debt	2	445
Total current liabilities	1,780	2,305

Long-term debt	8,924	8,903
Other liabilities	1,312	1,444
Deferred income taxes	8,817	8,542
Total liabilities	20,833	21,194

Stockholdersʼ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 308,240,130 and 308,878,402 shares,
respectively, net of treasury shares	310	310
Additional paid-in capital	2,148	2,021
Accumulated other comprehensive loss	(398)	(381)
Retained income	10,348	9,339

Total stockholdersʼ equity	12,408	11,289

Total liabilities and stockholdersʼ equity	$33,241	$32,483

See accompanying notes to consolidated financial statements.
K 42

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	($ in millions)
Cash flows from operating activities:
Net income	$2,000	$1,910	$1,749
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	956	922	922
Deferred income taxes	294	262	366
Gains and losses on properties and investments	(13)	(104)	(6)
Changes in assets and liabilities affecting operations:
Accounts receivable	(31)	85	(64)
Materials and supplies	(13)	(7)	(7)
Other current assets	(260)	(5)	(6)
Current liabilities other than debt	53	5	82
Other – net	(134)	10	29

Net cash provided by operating activities	2,852	3,078	3,065

Cash flows from investing activities:
Property additions	(2,118)	(1,971)	(2,241)
Property sales and other transactions	114	144	192
Investments, including short-term	(104)	(130)	(23)
Investment sales and other transactions	106	63	78

Net cash used in investing activities	(2,002)	(1,894)	(1,994)

Cash flows from financing activities:
Dividends	(687)	(637)	(624)
Common Stock issued	130	131	89
Purchase and retirement of Common Stock	(318)	(627)	(1,288)
Proceeds from borrowings – net	200	989	1,491
Debt repayments	(645)	(250)	(362)

Net cash used in financing activities	(1,320)	(394)	(694)

Net increase (decrease) in cash and cash equivalents	(470)	790	377

Cash and cash equivalents:
At beginning of year	1,443	653	276

At end of year	$973	$1,443	$653

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$522	$492	$473
Income taxes (net of refunds)	1,102	735	618

See accompanying notes to consolidated financial statements.
K 43

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2011	$332	$1,912	$(1,026)	$8,693	$9,911

Comprehensive income:
Net income				1,749	1,749
Other comprehensive loss			(83)		(83)
Total comprehensive income					1,666
Dividends on Common Stock,
$1.94 per share				(624)	(624)
Share repurchases	(19)	(104)		(1,165)	(1,288)
Stock-based compensation,
including tax benefit of $42	2	103		(10)	95

Balance at December 31, 2012	315	1,911	(1,109)	8,643	9,760

Comprehensive income:
Net income				1,910	1,910
Other comprehensive income			728		728
Total comprehensive income					2,638
Dividends on Common Stock,
$2.04 per share				(637)	(637)
Share repurchases	(8)	(49)		(570)	(627)
Stock-based compensation,
including tax benefit of $38	3	159		(7)	155

Balance at December 31, 2013	310	2,021	(381)	9,339	11,289

Comprehensive income:
Net income				2,000	2,000
Other comprehensive loss			(17)		(17)
Total comprehensive income					1,983
Dividends on Common Stock,
$2.22 per share				(687)	(687)
Share repurchases	(3)	(20)		(295)	(318)
Stock-based compensation,
including tax benefit of $37	3	147		(6)	144
Other				(3)	(3)

Balance at December 31, 2014	$310	$2,148	$(398)	$10,348	$12,408

See accompanying notes to consolidated financial statements.
K 44

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation (Norfolk Southern) is a Virginia-based holding company engaged principally in the rail transportation business, operating approximately 20,000 miles of road primarily in the East and Midwest.  These consolidated financial statements include Norfolk Southern and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is Norfolk Southern Railway Company (NSR).  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2014): intermodal (22%); coal (21%); chemicals (16%); metals/construction (13%); agriculture/consumer products/government (13%); automotive (8%); and, paper/clay/forest products (7%).  Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $6 million at December 31, 2014 and $3 million at December 31, 2013.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

K 45

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

Properties

“Properties” are stated principally at cost and are depreciated using the group method whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate.  This methodology treats each asset class as a pool of resources, not as singular items.  We use approximately 70 depreciable asset classes.  The primary depreciation method for our asset base is group life.  Units of production is the principal method of depreciation for rail in high density corridors and for depletion of natural resources (Note 2).  Remaining properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.  Depreciation in the Consolidated Statements of Cash Flows includes both depreciation and depletion.

Depreciation expense is based on our assumptions concerning expected service lives of our properties as well as the expected net salvage that will be received upon their retirement.  In developing these assumptions, we utilize periodic depreciation studies that are performed by an independent outside firm of consulting engineers and approved by the Surface Transportation Board (STB).  Our depreciation studies are conducted about every three years for equipment and every six years for track assets and other roadway property.  The frequency of these studies is consistent with guidelines established by the STB.  Key factors that are considered in developing average service life and salvage estimates include:

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

We adjust our rates based on the results of these studies and implement the changes prospectively.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property, as determined by the study.  For 2014, roadway depreciation rates ranged from 0.83% to 33.3% and equipment depreciation rates ranged from 1.55% to 33.33%.

K 46

We capitalize interest on major projects during the period of their construction.  Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and equipment, in addition to an allocable portion of indirect costs that clearly relate to a particular project. Due to the capital intensive nature of the railroad industry, a significant portion of annual capital spending relates to the replacement of self-constructed assets. Because removal activities occur in conjunction with replacement, removal costs are estimated based on an average percentage of time employees replacing assets spend on removal functions.  Costs related to repairs and maintenance activities that do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

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

Required Accounting Changes

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This update, effective for our annual and interim reporting periods beginning January 1, 2017, will replace most existing revenue recognition guidance in U.S. GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted, but once effective, the ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

K 47

2.  Other Income – Net

	2014	2013	2012
	($ in millions)

Income from natural resources:
Royalties from coal	$33	$50	$72
Nonoperating depletion and depreciation	(5)	(6)	(6)
Subtotal	28	44	66

Rental income	75	61	54
Corporate-owned life insurance – net	24	25	13
Gains and losses from sale of properties	13	101	5
Interest income	9	8	8
Equity in earnings of Conrail Inc. (Note 5)	—	42	34
Taxes on nonoperating property	(9)	(10)	(10)
Charitable contributions	(9)	(11)	(9)
Other interest expense – net	(12)	(12)	(9)
Other	(15)	(15)	(23)

Total	$104	$233	$129

“Other income – net” includes income and costs not part of rail operations and the income generated by the activities of our noncarrier subsidiaries as well as the costs incurred by those subsidiaries in their operations.

3.  Income Taxes

Provisions for Income Taxes

	2014	2013	2012
	($ in millions)
Current:
Federal	$729	$695	$569
State	111	98	74
Total current taxes	840	793	643

Deferred:
Federal	299	270	339
State	(5)	(8)	27
Total deferred taxes	294	262	366

Provision for income taxes	$1,134	$1,055	$1,009

Other current assets include prepaid income taxes of $248 million and zero, respectively, at December 31, 2014 and 2013.

K 48

Reconciliation of Statutory Rate to Effective Rate

The “Provision for income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$1,097	35	$1,038	35	$965	35
State income taxes, net of federal tax effect	88	3	69	2	69	3
Internal Revenue Service (IRS) audit, settlement	—	—	—	—	(6)	—
State tax law changes, net of federal tax effect	(20)	(1)	(11)	—	(3)	—
Other, net	(31)	(1)	(41)	(1)	(16)	(1)

Provision for income taxes	$1,134	36	$1,055	36	$1,009	37

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement	$454	$462
Accruals, including casualty and other claims	107	114
Other	45	54
Total gross deferred tax assets	606	630
Less valuation allowance	(33)	(32)

Net deferred tax asset	573	598

Deferred tax liabilities:
Property	(8,768)	(8,494)
Other	(455)	(466)
Total gross deferred tax liabilities	(9,223)	(8,960)

Net deferred tax liability	(8,650)	(8,362)
Net current deferred tax asset	167	180

Net long-term deferred tax liability	$(8,817)	$(8,542)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The

K 49

valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses that may not be utilized prior to their expiration.  The valuation allowance for 2014 also includes state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $1 million in 2014 and $13 million in 2013.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013
	($ in millions)

Balance at beginning of year	$65	$63

Additions based on tax positions related to the current year	6	3
Additions for tax positions of prior years	1	4
Reductions for tax positions of prior years	(8)	(1)
Settlements with taxing authorities	(1)	(2)
Lapse of statutes of limitations	(2)	(2)

Balance at end of year	$61	$65

Included in the balance of unrecognized tax benefits at December 31, 2014, are potential benefits of $28 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

IRS examinations have been completed for all years prior to 2011. Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate that the IRS will complete its examination in 2015. State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.  We expect that the total amount of unrecognized tax benefits at December 31, 2014, will decrease by approximately $6 million in 2015 due to tax positions for which there was an uncertainty about the timing of deductibility in earlier years, but deductibility may become certain by the close of 2015.  We do not expect that the aforementioned potential change in unrecognized tax benefits will have a material effect on our financial position, results of operations, or liquidity.

Interest related to unrecognized tax benefits, which is included in “Other income – net,” totaled $1 million of expense in both 2014 and 2013, and $1 million of income in 2012.  There were no penalties related to tax matters in 2014, 2013, and 2012.  We have recorded a liability of $6 million at December 31, 2014, and $4 million at December 31, 2013, for the payment of interest on unrecognized tax benefits.  We have no liability recorded at December 31, 2014 and 2013, for the payment of penalties on unrecognized tax benefits.

K 50

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013.

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

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$162	$193	$148	$177
Long-term debt, including current maturities	(8,926)	(10,962)	(9,348)	(10,673)

Underlying net assets were used to estimate the fair value of investments with the exception of notes receivable, which are based on future discounted cash flows.  The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity.

K 51

The following tables set forth the fair value of long-term investment and long-term debt balances disclosed above by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets or liabilities).

	December 31, 2014
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$50	$143	$193
Long-term debt, including current maturities	(10,754)	(208)	(10,962)

	December 31, 2013
	Level 1	Level 2	Total
	($ in millions)

Long-term investments	$47	$130	$177
Long-term debt, including current maturities	(10,449)	(224)	(10,673)

5.  Investments

	December 31,
	2014	2013
	($ in millions)
Short-term investments:
Commercial paper, 2 months	$—	$98
Federal government bonds, held-to-maturity, 3 months	—	20

Total short-term investments	$—	$118

Long-term investments:
Equity method investments:
Conrail Inc.	$1,102	$1,075
TTX Company	425	404
Meridian Speedway LLC	277	278
Pan Am Southern LLC	152	155
Other	91	90
Total equity method investments	2,047	2,002

Company-owned life insurance at net cash surrender value	470	289
Other investments	162	148

Total long-term investments	$2,679	$2,439

K 52

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

At December 31, 2014, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $12 million.  This resulted in expense of $11 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax asset of $1 million.

At December 31, 2013, based on the funded status of Conrail’s pension plans, we increased our proportional investment in Conrail by $37 million.  This resulted in income of $34 million recorded to “Other comprehensive income” and a combined federal and state deferred tax liability of $3 million.

At December 31, 2014, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $529 million.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $39 million for 2014. For 2013 and 2012, this amounted to $42 million and $34 million and was included in “Other income – net.”

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for operation of the Shared Assets Areas totaling $144 million in 2014, $146 million in 2013, and $147 million in 2012. Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $36 million in each of 2015 through 2019 and $160 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $8 million annually.

In 2014, we converted approximately $147 million of our accounts payable into the long-term advance from Conrail included in "Other Liabilities." “Accounts payable” includes $56 million at December 31, 2014, and $187 million at December 31, 2013, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $280 million and $133 million at December 31, 2014 and 2013 for long-term advances from Conrail, maturing 2044 and 2035 that bear interest at an average rate of 2.9% and 4.4%, respectively.

K 53

6.  Properties

		Accumulated	Net Book	Depreciation
At December 31, 2014	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,260	$—	$2,260	—

Roadway:
Rail and other track material	6,173	(1,848)	4,325	2.46%
Ties	4,628	(1,156)	3,472	3.25%
Ballast	2,360	(498)	1,862	2.63%
Construction in process	500	—	500	—
Other roadway	12,078	(2,989)	9,089	2.55%
Total roadway	25,739	(6,491)	19,248

Equipment:
Locomotives	5,120	(2,010)	3,110	3.27%
Freight cars	3,276	(1,411)	1,865	2.82%
Computers and software	487	(281)	206	11.60%
Construction in process	199	—	199	—
Other equipment	952	(349)	603	6.09%
Total equipment	10,034	(4,051)	5,983

Other property	475	(272)	203	1.04%

Total properties	$38,508	$(10,814)	$27,694

K 54

		Accumulated	Net Book	Depreciation
At December 31, 2013	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,253	$—	$2,253	—

Roadway:
Rail and other track material	5,934	(1,782)	4,152	2.46%
Ties	4,464	(1,100)	3,364	3.24%
Ballast	2,244	(468)	1,776	2.65%
Construction in process	405	—	405	—
Other roadway	11,704	(2,814)	8,890	2.55%
Total roadway	24,751	(6,164)	18,587

Equipment:
Locomotives	4,814	(1,918)	2,896	3.42%
Freight cars	3,225	(1,429)	1,796	2.78%
Computers and software	513	(292)	221	11.07%
Construction in process	139	—	139	—
Other equipment	862	(316)	546	6.15%
Total equipment	9,553	(3,955)	5,598

Other property	475	(268)	207	1.15%

Total properties	$37,032	$(10,387)	$26,645

(1)	Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

Roadway and equipment property included $8 million at both December 31, 2014 and 2013, of assets recorded pursuant to capital leases with accumulated amortization of $3 million at both December 31, 2014 and 2013.  Other property includes the costs of obtaining rights to natural resources of $336 million at both December 31, 2014 and 2013, with accumulated depletion of $196 million and $195 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $564 million in 2014, $543 million in 2013, and $515 million in 2012, of which $19 million, $18 million, and $20 million, respectively, was capitalized.

K 55

7.  Current Liabilities

	December 31,
	2014	2013
	($ in millions)
Accounts payable:
Accounts and wages payable	$748	$685
Casualty and other claims (Note 16)	187	166
Vacation liability	132	130
Due to Conrail (Note 5)	56	187
Other	110	97

Total	$1,233	$1,265

Other current liabilities:
Interest payable	$118	$121
Postretirement and pension benefit obligations (Note 11)	14	64
Other	96	85

Total	$228	$270

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2014	2013
	($ in millions)
Notes and debentures:
6.21% maturing to 2019	$2,150	$2,582
6.27% maturing 2020 to 2021	897	897
3.22% maturing 2022 to 2024	1,600	1,600
6.92% maturing 2025 to 2037	1,402	1,402
4.81% maturing 2041 to 2043	1,833	1,833
6.39% maturing 2097 to 2111	1,328	1,328
Securitization borrowings, 1.28%	200	200
Other debt, 8.14% maturing to 2024	90	101
Discounts and premiums, net	(474)	(495)
Total debt	9,026	9,448

Less current maturities and short-term debt	(102)	(545)

Long-term debt excluding current maturities and short-term debt	$8,924	$8,903

K 56

Long-term debt maturities subsequent to 2015 are as follows:
2016	$500
2017	550
2018	600
2019	585
2020 and subsequent years	6,689

Total	$8,924

We have in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles.  Amounts received under the facility are accounted for as borrowings.  Under this facility, we received $200 million and repaid $200 million in 2014.

At both December 31, 2014 and 2013, the amounts outstanding under the receivables securitization facility were $200 million at an average variable interest rate of 1.28% and 1.23%, respectively.  Our intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement (see below).  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $100 million outstanding at both December 31, 2014 and December 31, 2013, is included in the line item “Short-term debt” in the Consolidated Balance Sheets.  The facility has a two year term which was renewed and amended in October 2014 to run until October 2016.  At December 31, 2014 and 2013, the receivables included in “Accounts receivable – net” serving as collateral for these borrowings totaled $782 million and $747 million, respectively.

Issuance of Debt or Equity Securities

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.

Credit Agreement, Debt Covenants, and Commercial Paper

We have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at December 31, 2014 and 2013, and we are in compliance with all of its covenants.

On June 4, 2014, we terminated our commercial paper dealer agreement.

K 57

9.  Lease Commitments

We are committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

	Operating Leases	Capital Leases
	($ in millions)

2015	$83	$2
2016	75	—
2017	65	—
2018	58	—
2019	47	—
2020 and subsequent years	383	2

Total	$711	4

Less imputed interest on capital leases at an average rate of 5.6%		(1)

Present value of minimum lease payments included in debt		$3

Operating Lease Expense

	2014	2013	2012
	($ in millions)

Minimum rents	$109	$121	$129
Contingent rents	92	82	73

Total	$201	$203	$202

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

K 58

10.  Other Liabilities

	December 31,
	2014	2013
	($ in millions)

Net retiree other postretirement benefit obligations (Note 11)	$309	$566
Long-term advances from Conrail (Note 5)	280	133
Net pension benefit obligations (Note 11)	260	218
Casualty and other claims (Note 16)	199	214
Deferred compensation	116	120
Other	148	193

Total	$1,312	$1,444

11.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees.  We also provide specified health care and life insurance benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, for those participants who are not Medicare-eligible, a defined percentage of health care expenses is covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies.

In the first quarter of 2014, we amended our retiree medical plan for participants who are Medicare-eligible resulting in a remeasurement of our plan assets and obligations. Effective July 1, 2014, participants who are Medicare-eligible are not covered under the self-insured retiree health care plan but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses, and which is not subject to health care cost trends. The Medicare Part D subsidy no longer applies as Medicare-eligible participants are no longer covered under the self-insured retiree health care plan.

K 59

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,091	$2,285	$855	$1,311
Service cost	34	41	7	16
Interest cost	93	81	24	50
Actuarial losses (gains)	335	(196)	102	(471)
Plan amendments	—	—	(367)	—
Benefits paid	(124)	(120)	(50)	(51)
Benefit obligation at end of year	2,429	2,091	571	855

Change in plan assets:
Fair value of plan assets at beginning of year	2,115	1,791	239	205
Actual return on plan assets	163	432	26	34
Employer contribution	13	12	47	51
Benefits paid	(124)	(120)	(50)	(51)
Fair value of plan assets at end of year	2,167	2,115	262	239

Funded status at end of year	$(262)	$24	$(309)	$(616)

Amounts recognized in the Consolidated
Balance Sheets:
Noncurrent assets	$12	$256	$—	$—
Current liabilities	(14)	(14)	—	(50)
Noncurrent liabilities	(260)	(218)	(309)	(566)

Net amount recognized	$(262)	$24	$(309)	$(616)

Amounts incuded in accumulated other comprehensive
loss (before tax):
Net loss (gain)	$854	$585	$6	$(88)
Prior service cost (benefit)	3	4	(347)	—

Our accumulated benefit obligation for our defined benefit pension plans is $2.2 billion and $1.9 billion at December 31, 2014 and 2013, respectively.  Our unfunded pension plans, included above, which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets, had projected benefit obligations of $274 million at December 31, 2014, and $231 million at December 31, 2013, and had accumulated benefit obligations of $244 million at December 31, 2014, and $206 million at December 31, 2013.

K 60

Pension and Other Postretirement Benefit Cost Components

	2014	2013	2012
	($ in millions)

Pension benefits:
Service cost	$34	$41	$34
Interest cost	93	81	89
Expected return on plan assets	(151)	(142)	(138)
Amortization of net losses	54	89	75
Amortization of prior service cost	1	—	—

Net cost	$31	$69	$60

Other postretirement benefits:
Service cost	$7	$16	$15
Interest cost	24	50	54
Expected return on plan assets	(18)	(16)	(15)
Amortization of net losses	—	58	53
Amortization of prior service benefit	(20)	—	—

Net cost (benefit)	$(7)	$108	$107

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss

	2014
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net loss arising during the year	$323	$94
Prior service effect of plan amendment	—	(367)
Amortization of net losses	(54)	—
Amortization of prior service benefit (cost)	(1)	20

Total recognized in other comprehensive loss	$268	$(253)
Total recognized in net periodic cost
and other comprehensive loss	$299	$(260)

Net actuarial losses arising during the year to our pension and other postretirement benefits were due primarily to a decrease in our discount rate and a change in our mortality rate.

The estimated net losses for the pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $65 million.  The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $24 million.

K 61

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2014	2013	2012
Pension funded status:
Discount rate	3.95%	4.60%	3.65%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits funded status:
Discount rate	3.70%	4.65%	3.80%
Pension cost:
Discount rate	4.60%	3.65%	4.50%
Return on assets in plans	8.25%	8.25%	8.25%
Future salary increases	4.50%	4.50%	4.50%
Other postretirement benefits cost:
Discount rate[1]	3.90%	3.80%	4.55%
Return on assets in plans	8.00%	8.00%	8.00%
Health care trend rate	6.94%	7.33%	7.70%
1 Current year other postretirement benefits cost was based on a discount rate of 4.65% prior to our retiree medical plan amendment in the first quarter of 2014, and 3.90% after the plan amendment.

To determine the discount rates, we utilize analyses in which the projected annual cash flows from the pension and other postretirement benefit plans were matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2014, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.56% for 2015.  It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2019 and remain at that level thereafter.

Assumed health care cost trend rates affect the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	12	(11)

K 62

Asset Management

Ten investment firms manage our defined benefit pension plans’ assets under investment guidelines approved by our Benefits Investment Committee that is comprised of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plans’ assets.  The fixed income portfolio is invested in the Barclays Government/Credit Bond Index Fund, except that the Canadian earmarked portion of the portfolio is maintained in U.S. Treasury Bonds. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).  Investment managers’ returns are expected to meet or exceed selected market indices by prescribed margins.

Our pension plans’ weighted-average asset allocations, by asset category, were as follows:

	Percentage of plan assets at December 31,
	2014	2013

Domestic equity securities	50%	54%
Debt securities	25%	20%
International equity securities	23%	22%
Cash and cash equivalents	2%	4%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2014, of 66% in equity securities and 34% in debt securities compared with 65% in equity securities and 35% in debt securities at December 31, 2013.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historic returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a three-year period. We assumed a rate of return on pension plan assets of 8.25% for each 2014, 2013, and 2012.  A one-percentage point change to the rate of return assumption would result in an $18 million change to the net pension cost and, as a result, an equal change in “Compensation and benefits” expense.  For 2015, we assume an 8.25% return on pension plan assets.

K 63

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

Preferred stock:   Shares held by the plan at year end are valued at the most recent trade price of a security at the close of the active market or at an estimated price at which a dealer would pay for a similar security at year end using observable market-based inputs.

K 64

The following table sets forth the pension plans’ assets by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets).

	December 31, 2014
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,180	$—	$1,180
Common collective trusts:
Debt securities	—	532	532
International equity securities	—	327	327
Commingled funds	—	81	81
Interest bearing cash	41	—	41
U.S. government and agencies securities	—	4	4
Preferred stock	—	2	2

Total investments	$1,221	$946	$2,167

	December 31, 2013
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,245	$—	$1,245
Common collective trusts:
Debt securities	—	423	423
International equity securities	—	265	265
Commingled funds	—	95	95
Interest bearing cash	83	—	83
U.S. government and agencies securities	—	4	4

Total investments	$1,328	$787	$2,115

Following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  Valued at our share of the net assets of trust-owned life insurance issued by a major insurance company.  The underlying investments of that trust consist of a U.S. stock account and a U.S. bond account, and a loan asset account, but may retain cash at times as well. The U.S. stock account and U.S. bond account are valued based upon the aggregate market values of the underlying investments, and the loan asset account is valued at cash surrender value at the time of the loan, plus accrued interest.

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $262 million and $239 million at December 31, 2014 and 2013 respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 related assets.

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

K 65

Contributions and Estimated Future Benefit Payments

In 2015, we expect to contribute approximately $14 million to our unfunded pension plans for payments to pensioners and approximately $19 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2015.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2015	$130	$44
2016	134	43
2017	137	43
2018	139	43
2019	141	42
Years 2020 – 2024	718	194

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and totaled $36 million in 2014, $41 million in 2013, and $47 million in 2012.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, under these plans were $20 million in 2014, $19 million in 2013, and $18 million in 2012.

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

K 66

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

During the first quarter of 2014, the Committee granted stock options, RSUs and PSUs pursuant to LTIP and granted stock options pursuant to TSOP.  Receipt of an award under LTIP was made contingent upon the awardee’s execution of a non-compete agreement, and all awards under LTIP were made subject to forfeiture in the event the awardee “engages in competing employment” for a period of time following retirement.

Accounting Method

We account for our grants of stock options, RSUs, PSUs, and dividend equivalent payments in accordance with ASC 718 “Compensation-Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalent payments, which are all related to equity classified awards, are charged to retained income. Related compensation costs were $44 million in 2014, $54 million in 2013, and $45 million in 2012.  The total tax effects recognized in income in relation to stock-based compensation were benefits of $14 million in 2014, $18 million in 2013, and $14 million in 2012.

“Common stock issued – net” in the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012 includes tax benefits generated from tax deductions in excess of compensation costs recognized for share-based awards of $37 million, $38 million, and $42 million, respectively.

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

In the first quarter of 2014, 515,240 options were granted under LTIP and 181,070 options were granted under TSOP.  In each case, the grant price was $94.17.  In the first quarter of 2013, 748,200 options were granted under LTIP and 268,500 options were granted under TSOP, each with a grant price of $69.83.   In the first quarter of 2012, 567,300 options were granted under LTIP and 210,300 options were granted under TSOP, each with a grant price of $75.14.   For all years, options granted under LTIP and TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee’s retirement or death.

The fair value of each option awarded in 2014, 2013, and 2012 was measured on the date of grant using a lattice-based option valuation model.  Expected volatilities are based on implied volatilities from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including branches of the model that result in options expiring unexercised.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  For options granted that include dividend equivalent payments, a dividend yield of zero was used.  For 2014, 2013, and 2012, a dividend yield of 2.29%, 2.86%, and 2.30%, respectively, was used for LTIP options for periods where no dividend equivalent payments are made, as well as for TSOP options, which do not receive dividend equivalents.

K 67

The assumptions for the LTIP and TSOP grants for the last three years are shown in the following table:

	2014	2013	2012

Expected volatility range	23% – 27%	24% – 30%	27% – 29%
Average expected volatility	25%	26%	27%
Average risk-free interest rate	2.79%	1.88%	1.96%
Average expected option term LTIP	8.9 years	9.0 years	8.9 years
Per-share grant-date fair value LTIP	$29.87	$20.40	$23.84
Average expected option term TSOP	8.8 years	8.9 years	8.8 years
Per-share grant-date fair value TSOP	$24.38	$15.84	$19.55
Options granted (LTIP and TSOP)	696,310	1,016,700	777,600

A summary of the status of changes in stock options is presented below:

	Stock Options	Weighted Avg. Exercise Price

Outstanding at December 31, 2013	7,152,178	$54.52
Granted	696,310	94.17
Exercised	(2,009,461)	47.70
Forfeited	(7,710)	78.78

Outstanding at December 31, 2014	5,831,317	61.57

The aggregate intrinsic value of options outstanding at December 31, 2014, was $280 million with a weighted average remaining contractual term of 5.7 years.  Of these options outstanding, 3,091,117 were exercisable and had an aggregate intrinsic value of $188 million with a weighted average exercise price of $48.82 and a weighted average remaining contractual term of 3.9 years.

The following table provides information related to options exercised for the last three years:

	2014	2013	2012
	($ in millions)

Options exercised	2,009,461	2,570,088	1,809,770
Total intrinsic value	$106	$106	$80
Cash received upon exercise	93	93	47
Related tax benefits realized	26	31	28

At December 31, 2014, total unrecognized compensation related to options granted under LTIP and TSOP was $11 million, and is expected to be recognized over a weighted-average period of approximately 2.3 years.

K 68

Restricted Stock Units

RSU grants and grant-date fair values were 113,505 and $94.17 in 2014; 162,000 and $69.83 in 2013; and 140,000 and $75.14 in 2012.  RSUs granted in all three years have a five-year restriction period and will be settled through issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.  During 2014, 319,150 of the RSUs granted in 2009 vested, with 187,969 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2013	964,000	$55.17
Granted	113,505	94.17
Vested	(319,150)	38.72
Forfeited	(1,850)	60.76

Nonvested at December 31, 2014	756,505	67.94

At December 31, 2014, total unrecognized compensation related to RSUs granted under LTIP was $8 million, and is expected to be recognized over a weighted-average period of approximately 3.1 years.  The total related tax benefits realized in 2014, 2013, and 2012 were $6 million, $2 million, and $3 million, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. PSU grants were 399,530 in 2014 and grant-date fair values relating to performance and market conditions were $94.17 and $50.31, respectively, with the market condition fair value measured on the date of grant using a Monte Carlo simulation model. PSU grants were 550,800 and 468,850 in 2013 and 2012, respectively, and grant-date fair values relating to performance conditions were $69.83 and $75.14 in 2013 and 2012, respectively.  During 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  A summary of the status of and changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2013	1,595,800	$68.81
Granted	399,530	72.24
Earned	(374,099)	62.75
Unearned	(205,001)	62.75
Forfeited	(1,450)	75.14

Balance at December 31, 2014	1,414,780	72.26

K 69

At December 31, 2014, total unrecognized compensation related to PSUs granted under LTIP was $7 million, and is expected to be recognized over a weighted-average period of approximately 1.6 years. The total related tax benefits realized were $5 million in both 2014 and 2013, and $11 million in 2012.

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of LTIP and TSOP at December 31, were as follows:

	2014	2013	2012
Available for future grants:
LTIP	4,899,428	5,945,033	7,638,688
TSOP	998,896	1,172,256	1,434,356
Issued:
LTIP	2,168,641	2,765,986	2,337,179
TSOP	252,042	331,282	153,423

K 70

13.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2014 and 2013, amounted to 20,320,777, with a cost of $19 million for both 2014 and 2013.

Accumulated Other Comprehensive Loss
The components of "Other Comprehensive Income (Loss)" reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Gain (Loss)	Reclassification Adjustments		Balance at End of Year
	($ in millions)
Year ended December 31, 2014
Pensions and other postretirement
liabilities	$(310)	$(31)	$21	(1)	$(320)
Other comprehensive loss
of equity investees	(71)	(7)	—		(78)

Accumulated other comprehensive loss	$(381)	$(38)	$21		$(398)

Year ended December 31, 2013
Pensions and other postretirement
liabilities	$(999)	$600	$89	(1)	$(310)
Other comprehensive gain (loss)
of equity investees	(110)	39	—		(71)

Accumulated other comprehensive loss	$(1,109)	$639	$89		$(381)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 11, “Pensions and Other Postretirement Benefits,” for additional information.

K 71

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2014
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(50)	$19	$(31)
Reclassification adjustments for costs
included in net income	35	(14)	21

Subtotal	(15)	5	(10)

Other comprehensive loss of equity investees	(8)	1	(7)

Other comprehensive loss	$(23)	$6	$(17)

Year ended December 31, 2013
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$975	$(375)	$600
Reclassification adjustments for costs
included in net income	147	(58)	89

Subtotal	1,122	(433)	689

Other comprehensive income of equity investees	42	(3)	39

Other comprehensive income	$1,164	$(436)	$728

Year ended December 31, 2012
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(242)	$93	$(149)
Reclassification adjustments for costs
included in net income	128	(50)	78

Subtotal	(114)	43	(71)

Other comprehensive loss of equity investees	(13)	1	(12)

Other comprehensive loss	$(127)	$44	$(83)

14.  Stock Repurchase Program

We repurchased and retired 3.1 million, 8.3 million, and 18.8 million shares under our share repurchase program in 2014, 2013, and 2012, respectively, at a cost of $318 million, $627 million, and $1.3 billion.  On August 1, 2012,

K 72

our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2017.  The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors.  Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  Since the beginning of 2006, we have repurchased and retired 139.8 million shares of Common Stock at a total cost of $8.4 billion.

15.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2014	2013	2012	2014	2013	2012
	($ in millions except per share amounts, shares in millions)

Net income	$2,000	$1,910	$1,749	$2,000	$1,910	$1,749
Dividend equivalent payments	(6)	(7)	(9)	(4)	(4)	(4)

Income available to common stockholders	$1,994	$1,903	$1,740	$1,996	$1,906	$1,745

Weighted-average shares outstanding	309.4	311.9	320.9	309.4	311.9	320.9
Dilutive effect of outstanding options
and share-settled awards				3.1	3.6	4.3
Adjusted weighted-average shares outstanding				312.5	315.5	325.2

Earnings per share	$6.44	$6.10	$5.42	$6.39	$6.04	$5.37

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders.  The diluted calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in 2014 and 2013, and 2 million in 2012.

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

K 73

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

K 74

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $66 million at December 31, 2014, and $58 million at December 31, 2013 (of which $15 million is classified as a current liability at the end of each period).  At December 31, 2014, the liability represents our estimate of the probable cleanup and remediation costs based on available information at 146 known locations and projects compared with 142 locations and projects at December 31, 2013.  At December 31, 2014, 15 sites accounted for $39 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At 11 locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

The risk of incurring environmental liability – for acts and omissions, past, present, and future – is inherent in the railroad business.  Some of the commodities in our traffic mix, particularly those classified as hazardous materials, pose special risks that we work diligently to reduce.  In addition, several of our subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.  Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that we will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial position, results of operations, or liquidity in a particular year or quarter.

K 75

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.2 billion per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

Purchase Commitments

At December 31, 2014, we had outstanding purchase commitments totaling approximately $879 million for locomotives, freight cars and containers, track material, and track and yard expansion projects in connection with our capital programs as well as long-term service contracts through 2018.

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

At December 31, 2014, certain Norfolk Southern subsidiaries are contingently liable as guarantors with respect to $7 million of indebtedness, due in 2019, of an entity in which they have an ownership interest, the Terminal Railroad Association of St. Louis.  Four other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

K 76

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2014
Railway operating revenues	$2,689	$3,042	$3,023	$2,870
Income from railway operations	667	1,019	998	891
Net income	368	562	559	511
Earnings per share:
Basic	1.18	1.81	1.80	1.65
Diluted	1.17	1.79	1.79	1.64

2013
Railway operating revenues	$2,738	$2,802	$2,824	$2,881
Income from railway operations	691	836	849	881
Net income	450	465	482	513
Earnings per share:
Basic	1.43	1.47	1.55	1.66
Diluted	1.41	1.46	1.53	1.64

K 77

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2014.  Based on such evaluation, our officers have concluded that, at December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In order to ensure that our internal control over financial reporting is effective, we regularly assess such controls and did so most recently for our financial reporting at December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we have concluded that we maintained effective internal control over financial reporting at December 31, 2014.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2014.  These reports appear in Part II, Item 8 of this report on Form 10-K.

During the fourth quarter of 2014, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

K 78

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers, and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance,” and under the caption “Committees of the Board” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:

•	under the caption “Board of Directors”, including “Compensation of Directors”, the “2014 Non-Employee Director Compensation Table” and the “Narrative to Non-Employee Director Compensation Table;”

•
appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2014 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2014” and “Option Exercises and Stock Vested in 2014” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and

•	appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K 79

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Item 403 of Regulation S-K, Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2014)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	7,241,162	(4)	$60.28	(5)	4,899,428

Equity compensation plans
not approved by securities holders(3)	1,084,904		67.24		1,007,896	(6)

Total	8,326,066				5,907,324

(1)	Excludes securities reflected in column (a).

(2)	LTIP.

(3)	TSOP and the Director's Restricted Stock Plan.

(4)	Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of stock.

(5)	Calculated without regard to 2,495,249 outstanding RSUs and PSUs at December 31, 2014.

(6)	Of the shares remaining available for grant under plans not approved by stockholders, 9,000 are available for grant as restricted stock under the Directors’ Restricted Stock Plan.

K 80

Norfolk Southern Corporation Long-Term Incentive Plan (LTIP)

Established on June 28, 1983, and approved by our stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of our company by providing an opportunity for non-employee Directors, officers, and other key employees to acquire a proprietary interest in the Corporation.  The Board of Directors amended LTIP on January 26, 2010, which amendment was approved by shareholders on May 13, 2010, to include the reservation for issuance of an additional 8,100,000 shares of authorized but unissued Common Stock.

The amended LTIP adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled stock appreciation right, or (ii) by 1.61 for an award made in the form other than an option or stock-settled stock appreciation right.  Any shares of Common Stock subject to options, PSUs, restricted shares, or RSUs which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

Non-employee Directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Compensation Committee (Committee), or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to LTIP, may grant incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, restricted shares, PSUs, and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs, and PSUs.  Awards under LTIP may be made subject to forfeiture under certain circumstances and may establish such other terms and conditions for the awards as provided in LTIP.

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2014 PSU awards, corporate performance will be measured using two equally weighted standards established by the Committee:  (1) three-year average return on average capital invested and (2) total return to stockholders measured at the end of the three-year period.  For the 2014 PSU awards, PSUs will be settled in shares of Common Stock.

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

K 81

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

Effective January 23, 2015, the board amended the Plan to provide that no additional awards will be made under the Plan after the effective date. Prior to that amendment, only non-employee Directors who are not and never have been employees of our company were eligible to participate in the Plan.  Upon becoming a Director, each eligible Director received a one-time grant of 3,000 restricted shares of Common Stock.  No individual member of the Board exercised discretion concerning the eligibility of any Director or the number of shares granted.

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

K 82

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Transactions with Related Persons” and under the caption “Director Independence” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K 83

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements

		Report of Management	K 37
		Reports of Independent Registered Public Accounting Firm	K 38
		Consolidated Statements of Income, Years ended December 31, 2014, 2013, and 2012	K 40
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2014, 2013, and 2012	K 41
		Consolidated Balance Sheets at December 31, 2014 and 2013	K 42
		Consolidated Statements of Cash Flows, Years ended December 31, 2014, 2013, and 2012	K 43
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2014, 2013, and 2012	K 44
		Notes to Consolidated Financial Statements	K 45

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K 98

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

K 84

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

(b)
First Supplemental Indenture, dated May 19, 1997, between Norfolk Southern Corporation and First Trust of New York, National Association, as Trustee, related to the issuance of notes in the principal amount of $4.3 billion, is incorporated by reference to Exhibit 1.1(d) to Norfolk Southern Corporation’s Form 8-K filed on May 21, 1997.

(c)
Second Supplemental Indenture, dated April 26, 1999, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 1.1(c) to Norfolk Southern Corporation’s Form 8-K filed on April 30, 1999.

(d)
Fourth Supplemental Indenture, dated as of February 6, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on February 7, 2001.

(e)
Eighth Supplemental Indenture, dated as of September 17, 2004, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of 5.257% Notes due 2014 (Securities) in the aggregate principal amount of $441.5 million in connection with Norfolk Southern Corporation’s offer to exchange the Securities and cash for up to $400 million of its outstanding 7.350% Notes due 2007, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 23, 2004.

(f)
Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(1) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

(g)
First Supplemental Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004.

(h)
Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $300 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005.

K 85

(i)
Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $366.6 million, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation's Form 8-K filed on May 18, 2005

(j)
Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $350 million, is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005.

(k)
Twelfth Supplemental Indenture, dated as of August 26, 2010, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $250 million, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on August 26, 2010.

(l)
Indenture, dated as of April 4, 2008, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $600 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’sForm 8-K filed on April 9, 2008.

(m)
Indenture, dated as of January 15, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of$500 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’sForm 8-K filed on January 20, 2009.

(n)
Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009.

(o)
First Supplemental Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500 million, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009.

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

K 86

(s)
Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of two series of notes, one in the principal amount of $500 million and one in the principal amount of $100 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011.

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

(v)
Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012.

(w)
Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012.

(x)
Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013.

(y)
Fourth Supplemental Indenture, dated as of November 21, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 21, 2013.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10		Material Contracts -

(a)
The Transaction Agreement, dated as of June 10, 1997, by and among CSX and CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated by reference to Exhibit 10(a) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

K 87

(b)
Amendment No. 1 dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(c)
Amendment No. 2 dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(d)
Amendment No. 3 dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10(dd) to Norfolk Southern Corporation’s Form 10-Q filed on July 30, 2004.

(e)
Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(f)
Amendment No. 6 dated as of April 1, 2007, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(g)
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.4 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(h)
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(i)
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(j)
Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(h) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001

K 88

(k)
Amendment No. 2, dated as of January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(j) to Norfolk Southern Corporation’s Form 10-K filed on February 21, 2002.

(l)
Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003.

(m)
Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on July 1, 2005.

(n)
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto, is incorporated by reference from  -Exhibit 10.7 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999.

(o)
The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated by reference from Exhibit 10(i) to Norfolk Southern Corporation’s Form 10-K filed on March 6, 2000.

(p)
First Amendment, dated March 19, 2007, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated by reference to Exhibit 10.3 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(q)
Second Amendment, dated December 28, 2009, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated by reference to Exhibit 10(q) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010 (Exhibits, annexes and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request).

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

(s)*
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 13, 2010 and as amended September 27, 2011, April 26, 2012, and November 26, 2013, is incorporated by reference to Exhibit 10s to Norfolk Southern Corporation’s Form 10-K filed on February 2, 2014.

K 89

(t)*
The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated by reference to Exhibit 10(n) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001.

(u)*,**	The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2014.

(v)*,**	Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, and as amended and restated effective as of September 30, 2014.

(w)*
The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007.

(x)
The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective July 22, 2013, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013.

(y)*
The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009, is incorporated by reference to Exhibit 10(cc) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(z)
Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc., and PRR Newco, Inc., is incorporated by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(aa)
Tax Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, and Pennsylvania Lines LLC, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004.

(bb)*
The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005.

(cc)*,**	The Norfolk Southern Corporation Long-Term Incentive Plan, as amended effective May 13, 2010, and as amended July 23, 2013, November 26, 2013, and December 2, 2014.

K 90

(dd)
The Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company, is incorporated by reference to Exhibit 10(II) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006 (Exhibits, annexes, and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(ee)
Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad , is incorporated by reference to Exhibit 10(mm) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006.

(ff)
Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(gg)
Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006.

(hh)*,**	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, as amended and restated effective July 1, 2014.

(ii)	Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007.

(jj)
Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009.

(kk)
Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009.

(ll)
Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009.

(mm)
Amendment No. 5, dated as of December 23, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010.

(nn)
Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010.

K 91

(oo)
Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010.

(pp)
Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011.

(qq)
Amendment No. 9, dated as of October 18, 2012, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2012.

(rr)
Amendment No. 10, dated as of October 17, 2013, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 18, 2013.

(ss)
Dealer Agreement dated as of January 23, 2008, between the Registrant and J. P. Morgan Securities Inc. is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(tt)
Dealer Agreement dated as of January 23, 2008, between the Registrant and Goldman, Sachs & Co. is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on January 25, 2008.

(uu)
Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008.

(vv)
Transaction Agreement (Pan Am Transaction Agreement), dated May 15, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2008 (Exhibits, annexes and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request).

(ww)
Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(xx)*
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective October 3, 2014, is incorporated by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on October 22, 2014.

(yy)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective June 26, 2013, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013.

K 92

(zz)*
Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(aaa)*
Norfolk Southern Corporation Restricted Stock Unit Plan, as amended effective January 1, 2009, is incorporated by reference to Exhibit 10.05 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008.

(bbb)
Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2006.

(ccc)*
Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on August 21, 2008, with an effective date of January 1, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008.

(ddd)*
Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 2008 annual Meetings of Stockholders), is incorporated by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009.

(eee)
Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request).

(fff)	Credit Agreement dated as of December 14, 2011, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on December 15, 2011.

(ggg)*
Consulting Services Agreement between Norfolk Southern Corporation and John P. Rathbone, entered into on September 20, 2013, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K/A filed on September 24, 2013.

(hhh)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors approved by the Compensation Committee on November 25, 2013, and is incorporated by reference to Exhibit 10(iii) to Norfolk Southern Corporation's Form 10-K filed on February 14, 2014.

(iii)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for incentive stock options approved by the Compensation Committee on January 22, 2015.

(jjj)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on January 22, 2015.

(kkk)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Compensation Committee on January 22, 2015.

(lll)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on January 22, 2015.

K 93

(mmm)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on January 22, 2015.

(nnn)
Performance Criteria for bonuses payable in 2016 for the 2015 incentive year.  On January 22, 2015, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2016 for the 2015 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan:  50% based on operating income; 35% based on operating ratio; and 15% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

(ooo)
Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012.

(ppp)*
Form of Amendment to Amended and Restated Change in Control Agreements between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, and each of the Corporation’s Executive Vice Presidents, to eliminate the excise tax gross-up provision in the Agreements, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013.

12**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

99**	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

K 94

101**
The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes:  (i) the Consolidated Statements of Income of each of the years ended December 31, 2014, 2013, and 2012; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2014, 2013, and 2012; (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2014, 2013, and 2012; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination.  All exhibits are included in the 2014 Form 10-K posted on our website at www.nscorp.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K 95

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of February, 2015.

/s/Charles W. Moorman
By:	Charles W. Moorman
(Chairman and Chief Executive Officer)

K 96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 11th day of February, 2015, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

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

K 97

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2012, 2013, and 2014
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2012
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$19	$—		$—		$—		$19
Casualty and other claims
included in other liabilities	275	76	(1)	—		93	(3)	258
Current portion of casualty and
other claims included in
accounts payable	201	18		157	(2)	193	(4)	183

Year ended December 31, 2013
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$19	$13		$—		$—		$32
Casualty and other claims
included in other liabilities	258	33	(1)	—		77	(3)	214
Current portion of casualty and
other claims included in
accounts payable	183	15		101	(2)	133	(4)	166

Year ended December 31, 2014
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$32	$1		$—		$—		$33
Casualty and other claims
included in other liabilities	214	71	(1)	—		86	(3)	199
Current portion of casualty and
other claims included in
accounts payable	166	19		132	(2)	130	(4)	187

(1)	Includes adjustments for changes in estimates for prior years’ claims.

(2)	Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(3)	Payments and reclassifications to/from accounts payable.

(4)	Payments and reclassifications to/from other liabilities.

K 98