Form 10-Q
period 2015-03-31
NORFOLK SOUTHERN CORP
filed 2015-04-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock ($1.00 par value per share)	304,849,454 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2015	2014
	($ in millions, except per share amounts)

Railway operating revenues	$2,567	$2,689

Railway operating expenses:
Compensation and benefits	783	740
Purchased services and rents	423	392
Fuel	264	432
Depreciation	245	237
Materials and other	246	221

Total railway operating expenses	1,961	2,022

Income from railway operations	606	667

Other income – net	21	26
Interest expense on debt	132	139

Income before income taxes	495	554

Provision for income taxes	185	186

Net income	$310	$368

Per share amounts:
Net income
Basic	$1.01	$1.18
Diluted	1.00	1.17

Dividends	0.59	0.54

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2015	2014
	($ in millions)

Net income	$310	$368
Other comprehensive income, before tax:
Pension and other postretirement benefits	10	299
Other comprehensive income (loss) of equity investees	(4)	3

Other comprehensive income, before tax	6	302
Income tax expense related to items of other
comprehensive income	(3)	(114)

Other comprehensive income, net of tax	3	188

Total comprehensive income	$313	$556

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$524	$973
Accounts receivable – net	1,032	1,055
Materials and supplies	268	236
Deferred income taxes	118	167
Other current assets	173	347
Total current assets	2,115	2,778

Investments	2,701	2,679
Properties less accumulated depreciation of $11,020 and
$10,814, respectively	27,829	27,694
Other assets	130	90

Total assets	$32,775	$33,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,094	$1,233
Short-term debt	—	100
Income and other taxes	210	217
Other current liabilities	298	228
Current maturities of long-term debt	501	2
Total current liabilities	2,103	1,780

Long-term debt	8,429	8,924
Other liabilities	1,302	1,312
Deferred income taxes	8,783	8,817

Total liabilities	20,617	20,833

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 304,849,454 and 308,240,130 shares,
respectively, net of treasury shares	306	310
Additional paid-in capital	2,160	2,148
Accumulated other comprehensive loss	(395)	(398)
Retained income	10,087	10,348

Total stockholders’ equity	12,158	12,408

Total liabilities and stockholders’ equity	$32,775	$33,241

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2015	2014
	($ in millions)

Cash flows from operating activities:
Net income	$310	$368
Reconciliation of net income to net cash provided by operating activities:
Depreciation	246	238
Deferred income taxes	12	(8)
Gains and losses on properties and investments	(5)	(2)
Changes in assets and liabilities affecting operations:
Accounts receivable	23	(85)
Materials and supplies	(32)	(17)
Other current assets	176	17
Current liabilities other than debt	(97)	86
Other – net	(28)	(9)

Net cash provided by operating activities	605	588

Cash flows from investing activities:
Property additions	(392)	(381)
Property sales and other transactions	16	22
Investments, including short-term	(3)	(3)
Investment sales and other transactions	1	108

Net cash used in investing activities	(378)	(254)

Cash flows from financing activities:
Dividends	(181)	(167)
Common stock issued	21	62
Purchase and retirement of common stock	(415)	(50)
Debt repayments	(101)	(100)

Net cash used in financing activities	(676)	(255)

Net increase (decrease) in cash and cash equivalents	(449)	79

Cash and cash equivalents:
At beginning of year	973	1,443

At end of period	$524	$1,522

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$71	$75
Income taxes (net of refunds)	12	60

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at March 31, 2015, and December 31, 2014, our results of operations, comprehensive income, and cash flows for the first quarters of 2015 and 2014 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2015, a committee of non-employee members of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $31 million and $32 million during the first quarters of 2015 and 2014, respectively.  The total tax effects recognized in income in relation to stock-based compensation were net benefits of $10 million for the first quarters both of 2015 and 2014.

Stock Options

In the first quarter of 2015, 511,010 options were granted under LTIP and 181,320 options were granted under TSOP. In each case, the grant price was $104.23, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under LTIP and TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee's retirement or death. Holders of the 2015 options granted under LTIP who remain actively employed receive cash dividend equivalent payments during the four year vesting period in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

The fair value of each option award was measured on the date of grant using a lattice-based option valuation model. Expected volatilities are based on implied volatilities from traded options on, and historical volatility of, Common Stock. Historical data is used to estimate option exercises and employee terminations within the valuation model. The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. A dividend yield of zero was used for LTIP options during the vesting period.  A dividend yield of 2.27% was used for all vested LTIP options and all TSOP options.

The assumptions for the 2015 LTIP and TSOP grants are shown in the following table:

Expected volatility range	19% - 27%
Average expected volatility	25%
Average risk-free interest rate	1.83%
Average expected option term LTIP	9.3 years
Per-share grant-date fair value LTIP	$30.35
Average expected option term TSOP	9.1 years
Per-share grant-date fair value TSOP	$24.71

For the first quarter of 2015, options relating to 241,404 shares were exercised, yielding $12 million of cash proceeds and $3 million of tax benefit recognized as additional paid-in capital. For the first quarter of 2014, options relating to 880,744 shares were exercised, yielding $40 million of cash proceeds and $11 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2015, there were 101,470 RSUs granted with a grant-date fair value of $104.23 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.

During the first quarter of 2015, 166,750 of the RSUs granted in 2010 vested, with 99,337 shares of Common Stock issued net of withholding taxes. During the first quarter of 2014, 318,150 of the RSUs granted in 2009 vested, with 187,449 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $3 million and $6 million for the first quarters of 2015 and 2014, respectively.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. During the first quarter of 2015, there were 413,770 PSUs granted.  PSUs will earn out based on the achievement of a return on average invested capital target (a performance condition) and a total shareholder return target (a market condition).  The grant-date fair values of the PSUs associated with the performance and market conditions were $97.24 and $46.08, respectively, with the market condition fair value measured on the date of grant using a Monte Carlo simulation model.

During the first quarter of 2015, 236,601 of the PSUs granted in 2012 were earned, with 141,386 shares of Common Stock issued net of withholding taxes.  For the first quarter of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes. The total related tax benefits recognized as additional paid-in capital were $3 million and $5 million for the first quarters of 2015 and 2014, respectively.

2.  Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2014.  IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate that the IRS will complete its examination in 2015. We do not expect that the resolution of the examination will have a material effect on our financial position, results of operations, or liquidity.

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2015	2014	2015	2014
	($ in millions, except per share amounts, shares in millions)

Net income	$310	$368	$310	$368
Dividend equivalent payments	(2)	(2)	(1)	(1)

Income available to common stockholders	$308	$366	$309	$367

Weighted-average shares outstanding	306.8	309.5	306.8	309.5
Dilutive effect of outstanding options
and share-settled awards			2.8	3.1

Adjusted weighted-average shares outstanding			309.6	312.6

Earnings per share	$1.01	$1.18	$1.00	$1.17

During the first quarters of 2015 and 2014, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in 2015 and 0.7 million in 2014.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at March 31, 2015, and December 31, 2014, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss
The components of "Other comprehensive income" reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2014	$(320)		$(78)	$(398)
Other comprehensive income (loss):
Amounts reclassified into net income	10	(1)	—	10
Net loss	—		(4)	(4)
Tax expense	(3)		—	(3)

Other comprehensive income (loss)	7		(4)	3

March 31, 2015	$(313)		$(82)	$(395)

	Pensions and Other Postretirement Benefits		Other Comprehensive Gain (Loss) of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income:
Prior service benefit	367		—	367
Amounts reclassified into net income	12	(1)	—	12
Net gain (loss)	(80)		3	(77)
Tax expense	(114)		—	(114)

Other comprehensive income	185		3	188

March 31, 2014	$(125)		$(68)	$(193)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 7, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 3.9 million and 0.5 million shares of Common Stock under our stock repurchase program in the first quarters of 2015 and 2014, respectively, at a cost of $415 million and $50 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 143.7 million shares at a total cost of $8.8 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both March 31, 2015 and December 31, 2014.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for the operation of the Shared Assets Areas totaling $37 million and $34 million for the first quarters of 2015 and 2014, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $10 million and $6 million for the first quarters of 2015 and 2014, respectively.

“Accounts payable” includes $60 million at March 31, 2015, and $56 million at December 31, 2014, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $280 million at both March 31, 2015 and December 31, 2014, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

7.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees. We also provide specified health care and life insurance benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, for those participants who are not Medicare-eligible, a defined percentage of health care expenses is covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies. Those participants who are Medicare-eligible are not covered under the self-insured retiree health care plan, but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2015	2014	2015	2014
	($ in millions)

Service cost	$10	$9	$2	$2
Interest cost	24	23	5	8
Expected return on plan assets	(41)	(38)	(5)	(4)
Amortization of net losses	16	14	—	—
Amortization of prior service benefit	—	—	(6)	(2)

Net cost (benefit)	$9	$8	$(4)	$4

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at March 31, 2015 or December 31, 2014.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$163	$193	$162	$193
Long-term debt, including current maturities	(8,930)	(11,081)	(8,926)	(10,962)

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

	Level 1	Level 2	Total
	($ in millions)

March 31, 2015
Long-term investments	$51	$142	$193
Long-term debt, including current maturities	(10,870)	(211)	(11,081)

December 31, 2014
Long-term investments	$50	$143	$193
Long-term debt, including current maturities	(10,754)	(208)	(10,962)

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
Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved both rate reasonableness complaints in our favor. The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.
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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $69 million at March 31, 2015, and $66 million at December 31, 2014 (of which $15 million is classified as a current liability at the end of each period). At March 31, 2015, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 145 known locations and projects compared with 146 locations and projects at December 31, 2014. At March 31, 2015, 15 sites accounted for $43 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At March 31, 2015, we had outstanding purchase commitments totaling approximately $1.2 billion for freight cars and containers, locomotives, track material, and track and yard expansion projects in connection with our capital programs as well as long-term service contracts through 2018.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of March 31, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
April 29, 2015

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

Our net income for the first quarter of 2015 was $310 million, or $1.00 per diluted share (down $58 million, or $0.17 per diluted share), and our operating ratio rose 1.2 percentage points to 76.4%. The reduction in earnings was primarily due to a 9% decline in income from railway operations. First-quarter operating results were negatively impacted by continued weakness in coal markets, lower average revenue per unit related to the mix of traffic, and additional costs attributable to harsh weather and service recovery efforts. These factors more than offset the effects of volume increases and lower fuel prices.

Our network fluidity is improving, and we expect our metrics (train speed and terminal dwell) to approach 2012-2013 performance during the second half of the year.

Cash provided by operating activities for the first quarter of 2015 totaled $605 million, which along with cash on hand allowed for share repurchases, property additions, dividends, and debt repayments. In the first quarter of 2015, we repurchased 3.9 million shares of Common Stock at a total cost of $415 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 143.7 million shares of Common Stock at a total cost of $8.8 billion. At March 31, 2015, cash and cash equivalents totaled $524 million.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2015 net income was $310 million, down 16% compared with the same period last year.  The decrease in net income for the quarter reflected lower income from railway operations, down $61 million, or 9%, primarily due to a $122 million, or 5%, decline in railway operating revenues as a result of lower average revenue per unit (driven primarily by the decline in fuel surcharge revenue) and lower coal volumes.  This decline was offset in part by lower operating expenses (down $61 million, or 3%) resulting from the drop in oil prices which significantly reduced fuel expense for the quarter. Higher costs associated with increased intermodal and merchandise volumes and additional resources aimed at improving our service partially offset the reduction in fuel costs. The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 76.4% for the first quarter of 2015, compared with 75.2% for the first quarter of 2014.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First quarter railway operating revenues were $2.6 billion in 2015, down $122 million, or 5%, compared with the first quarter of 2014.  As shown in the following table, the decline in revenue resulted from lower average revenue per unit (primarily a result of lower fuel surcharges as well as changes in the mix of traffic) offset in part by higher volumes.

First Quarter 2015 vs. 2014
Increase (Decrease)
($ in millions)

Volume (units)	$60
Revenue per unit	(182)

Total	$(122)

Over 85% of our revenue base is covered by negotiated fuel surcharges, and revenues associated with these surcharges totaled $163 million and $295 million in the first quarters of 2015 and 2014, respectively. Fuel surcharge revenues are typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD). Although the revenue base covered by each program is split about evenly, because WTI price levels are below most surcharge trigger points, in the first quarter of 2015, about three-quarters were generated by OHD-based surcharges. Surcharges tied to WTI are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price increased fuel surcharge revenue by approximately $24 million for the first quarter of 2015, but decreased it by approximately $17 million for the first quarter of 2014.  Should the current fuel price environment persist for the remainder of the year, total fuel surcharges for 2015 could be less than half of the amount in 2014.

Two of our customers, DuPont and Sunbelt Chlor Alkai Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved both rate reasonableness complaints in our favor. The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.

Revenues, units, and average revenue per unit for our market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2015	2014	2015	2014	2015	2014
	($ in millions)		(in thousands)		($ per unit)

Coal	$455	$541	277.4	299.7	$1,642	$1,805

General merchandise:
Chemicals	432	443	127.3	116.1	3,390	3,820
Metals and construction	310	331	152.5	149.9	2,031	2,207
Agriculture/consumer/gov’t	374	361	150.0	147.1	2,495	2,457
Automotive	219	227	95.7	92.3	2,291	2,455
Paper/clay/forest	185	190	72.5	72.4	2,552	2,620

General merchandise	1,520	1,552	598.0	577.8	2,541	2,686

Intermodal	592	596	926.7	885.1	639	673

Total	$2,567	$2,689	1,802.1	1,762.6	1,425	1,525

Coal

Coal revenues decreased $86 million, or 16%, in the first quarter, compared with the same period last year, reflecting a 9% decrease in average revenue per unit (including fuel surcharges) and a 7% decline in carload volume. Coal tonnage by market was as follows:

	First Quarter
	2015	2014
	(tons in thousands)

Utility	20,114	21,196
Export	5,311	6,503
Domestic metallurgical	3,145	3,186
Industrial	1,983	1,971

Total	30,553	32,856

Utility coal tonnage decreased 5% in the first quarter as significantly lower natural gas prices and the impact of new environmental regulations reduced coal burn for electrical generation.  Export coal tonnage declined 18% in the first quarter of 2015, driven by strong competition that U.S. coal suppliers faced due to excess coal supply, depressed coal prices, and an Australian currency advantage.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to lower volumes and lower average revenue per unit (largely a result of lower fuel surcharge revenue).

General Merchandise

General merchandise revenues decreased $32 million, or 2%, in the first quarter, compared with the same period last year, reflecting a 5% decrease in average revenue per unit (primarily driven by lower fuel surcharge revenue), offset in part by a 3% rise in volume.

Chemicals volume rose 10% in the first quarter, largely driven by increased shipments of crude oil originated from the Bakken and Canadian oil fields and higher volumes of liquefied petroleum gas.

Metals and construction volume rose 2% in the first quarter, reflecting higher shipments of aggregates as a result of improved demand in the Southeast and increased shipments of fractionating sand for natural gas drilling. These increases were offset in part by fewer shipments of iron and steel as lower crude oil prices reduced demand for materials used in the construction of pipelines.

Agriculture, consumer products, and government volume improved 2% in the first quarter, reflecting higher volumes of corn and feed products driven by increased demand from poultry and beef producers.  These improvements were partially offset by fewer shipments of soybeans due to strong competition in the global market.

Automotive volume grew 4% in the first quarter, primarily driven by increased production of North American light vehicles.

Paper, clay, and forest products volume was flat for the first quarter, reflecting higher carloads of lumber as demand for housing materials grew, offset in part by lower wood chip volumes as a result of softened demand and customer sourcing changes.

General merchandise revenues for the remainder of the year are expected to decrease compared to last year due to lower average revenue per unit, resulting from lower fuel surcharge revenue, which is expected to be offset in part by higher volumes.

Intermodal

Intermodal revenues declined $4 million, or 1%, in the first quarter, compared with the same period last year as a 5% decline in average revenue per unit, the result of lower fuel surcharges, was mostly offset by a 5% improvement in volume.

Domestic volume improved 3% in the first quarter, a result of growth in strategic corridors, continued highway conversions, and higher demand for rail service from existing customers.  International volume increased 8% due to new business and increased demand from existing customers.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases, offset in part by lower average revenue per unit (driven by lower fuel surcharge revenue).

Railway Operating Expenses

First-quarter railway operating expenses were $2 billion in 2015. We estimate severe winter weather and a slower network added approximately $42 million of operating expenses to our first quarter 2015 results. For the remainder of the year, in connection with the recently announced closure of the Roanoke, VA office and subsequent relocation of employees, we expect to incur approximately $35 million in operating expenses beginning in the second quarter, with most of the costs impacting the third quarter.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances Increase (Decrease)
2015 vs. 2014
($ in millions)

Fuel	$(168)
Compensation and benefits	43
Purchased services and rents	31
Materials and other	25
Depreciation	8

Total	$(61)

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $168 million, or 39%, in the quarter, primarily the result of a 41% drop in locomotive fuel prices.

Compensation and benefits expense increased $43 million, or 6%, in the first quarter, reflecting:

•	pay rates, up $26 million,

•	payroll taxes, up $14 million,

•	employee levels, including increased overtime, up $14 million,

•	a labor agreement signing bonus, $11 million, and

•	incentive and stock-based compensation, down $12 million.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses grew $31 million, or 8%, in the first quarter, reflecting higher intermodal operations and equipment rents costs resulting from increased volumes and slower network velocity.

The following table shows the components of purchased services and rents expenses:

	First Quarter
	2015	2014
	($ in millions)

Purchased services	$341	$324
Equipment rents	82	68

Total	$423	$392

Materials and other expenses increased $25 million, or 11%, in the first quarter as follows:

	First Quarter
	2015	2014
	($ in millions)

Materials	$122	$108
Casualties and other claims	36	30
Other	88	83

Total	$246	$221

Volume growth resulted in increased locomotive maintenance and repair costs. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters.  Costs associated with environmental and personal injury rose as a result of more unfavorable development with respect to our environmental liabilities, and lower favorable development for our personal injury reserves. Additionally, increased travel costs, primarily for train service employees, contributed to the increase in other expense.

Depreciation expense increased $8 million, or 3%, in the first quarter due to the effects of a larger capital base.

Other Income – Net

Other income – net decreased $5 million in the first quarter of 2015, driven primarily by reduced coal royalties.

Provision for Income Taxes

The first quarter income tax rate was 37.4%, compared with 33.6% for the same period last year. The higher effective tax rate this year reflects the absence of a $20 million favorable reduction in deferred tax expense for state tax law changes (which reduced the effective tax rate by three and a half percentage points) in the first quarter of 2014.
Fifty-percent bonus depreciation was allowed for federal income taxes in 2014, but has not been extended to 2015. While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation will increase current income tax expense and the related cash outflows for the payment of income taxes in subsequent years.
Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate the IRS will complete its examination in 2015. We do not expect that the resolution of the examination will have a material effect on our financial position, results of operations, or liquidity.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $605 million for the first quarter of 2015, compared with $588 million for the same period of 2014, primarily reflecting reduced receivable balances and lower tax payments, offset in part by lower operating results and increased purchases of materials and supplies.

We had working capital of $12 million at March 31, 2015, compared with $998 million at December 31, 2014, reflecting an increase in the current portion of long-term debt and lower cash and cash equivalent balances resulting from higher share repurchase activity in the first quarter. Cash and cash equivalents totaled $524 million at March 31, 2015, and were invested in accordance with our corporate investment policy as approved by the Finance Committee of our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first quarter of 2015, we committed to purchase approximately $160 million of freight cars and containers. There have been no other material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2014.

Cash used in investing activities was $378 million for the first quarter of 2015, compared with $254 million in the same period last year, primarily reflecting the absence of short-term investment maturities.

Cash used in financing activities was $676 million in the first quarter of 2015, compared with $255 million in the same period last year driven primarily by higher share repurchase activity.  We repurchased 3.9 million shares of Common Stock, totaling $415 million, in the first quarter of 2015, compared to 0.5 million shares, totaling $50 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 42.3% at March 31, 2015, and 42.1% at December 31, 2014.

We have authority from our Board of Directors to issue an additional $800 million of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at March 31, 2015, and are in compliance with all of its covenants.  In October 2014, we renewed our $350 million accounts receivable securitization program with a two-year term to run until October 2016. There was $100 million and $200 million outstanding under this program at March 31, 2015 and December 31, 2014, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of our Board of Directors. There have been no significant changes to the application of critical accounting estimates disclosure contained in our Form 10-K at December 31, 2014.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes to the agreements. The moratorium provisions of the current agreements have now expired, formal proposals to change the agreements have been made, and negotiations with the various labor unions have begun. Separately, in January 2015 we reached an agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET), which represents approximately 4,600 of our locomotive engineers. Any changes to BLET benefits will be bargained nationally through the NCCC.

New Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.”  This update will replace most existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In April 2015, the FASB voted for a one-year deferral of the effective date of the new standard. If approved, the new standard will become effective for our annual and interim reporting periods beginning January 1, 2018. Early application would be permitted, but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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
However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which we have little or no control, including: transportation of hazardous materials as a common carrier by rail; acts of terrorism or war; general economic conditions including, but not limited to, fluctuation and competition within the industries of our customers; competition and consolidation within the transportation industry; the operations of carriers with which we interchange; disruptions to our technology infrastructure, including computer systems; labor difficulties, including strikes and work stoppages; commercial, operating, environmental, and climate change legislative and regulatory developments; results of litigation; natural events such as severe weather, hurricanes, and floods; unpredictable demand for rail services; fluctuation in supplies and prices of key materials, in particular diesel fuel; volatility in energy prices; and changes in securities and capital markets. For additional discussion of significant risk factors applicable to our business, see Part II, Item 1A “Risk Factors.” Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. We undertake no obligation to update or revise forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2015.  Based on such evaluation, our officers have concluded that, at March 31, 2015, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2015, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2014 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2015	1,160,291	103.06	1,160,291	34,043,546
February 1-28, 2015	1,151,558	108.94	1,149,496	32,894,050
March 1-31, 2015	1,586,688	107.89	1,581,933	31,312,117

Total	3,898,537		3,891,720

(1)	Of this amount, 6,817 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 29 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 29, 2015	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 29, 2015	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2015, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarters of 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the first quarters of 2015 and 2014; (iii) the Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the first quarters of 2015 and 2014; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.