Form 10-Q
period 2015-06-30
NORFOLK SOUTHERN CORP
filed 2015-07-27
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock ($1.00 par value per share)	301,386,849 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	($ in millions, except per share amounts)

Railway operating revenues	$2,713	$3,042	$5,280	$5,731

Railway operating expenses:
Compensation and benefits	724	715	1,507	1,455
Purchased services and rents	438	414	861	806
Fuel	255	408	519	840
Depreciation	247	238	492	475
Materials and other	235	248	481	469

Total railway operating expenses	1,899	2,023	3,860	4,045

Income from railway operations	814	1,019	1,420	1,686

Other income – net	19	18	40	44
Interest expense on debt	134	139	266	278

Income before income taxes	699	898	1,194	1,452

Provision for income taxes	266	336	451	522

Net income	$433	$562	$743	$930

Per share amounts:
Net income
Basic	$1.43	$1.81	$2.43	$2.99
Diluted	1.41	1.79	2.41	2.97

Dividends	0.59	0.54	1.18	1.08

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	($ in millions)

Net income	$433	$562	$743	$930
Other comprehensive income, before tax:
Pension and other postretirement benefits	11	7	21	306
Other comprehensive income (loss) of
equity investees	—	7	(4)	10

Other comprehensive income, before tax	11	14	17	316
Income tax expense related to items of other
comprehensive income	(5)	(4)	(8)	(118)

Other comprehensive income, net of tax	6	10	9	198

Total comprehensive income	$439	$572	$752	$1,128

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$889	$973
Accounts receivable – net	1,055	1,055
Materials and supplies	277	236
Deferred income taxes	125	167
Other current assets	67	347
Total current assets	2,413	2,778

Investments	2,724	2,679
Properties less accumulated depreciation of $11,188 and
$10,814, respectively	28,075	27,694
Other assets	98	49

Total assets	$33,310	$33,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,144	$1,233
Short-term debt	—	100
Income and other taxes	295	217
Other current liabilities	264	228
Current maturities of long-term debt	500	2
Total current liabilities	2,203	1,780

Long-term debt	8,890	8,883
Other liabilities	1,322	1,312
Deferred income taxes	8,818	8,817

Total liabilities	21,233	20,792

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 301,386,849 and 308,240,130 shares,
respectively, net of treasury shares	303	310
Additional paid-in capital	2,146	2,148
Accumulated other comprehensive loss	(389)	(398)
Retained income	10,017	10,348

Total stockholders’ equity	12,077	12,408

Total liabilities and stockholders’ equity	$33,310	$33,200

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2015	2014
	($ in millions)

Cash flows from operating activities:
Net income	$743	$930
Reconciliation of net income to net cash provided by operating activities:
Depreciation	494	478
Deferred income taxes	35	17
Gains and losses on properties and investments	(18)	(3)
Changes in assets and liabilities affecting operations:
Accounts receivable	—	(98)
Materials and supplies	(41)	(28)
Other current assets	282	30
Current liabilities other than debt	(1)	144
Other – net	(21)	(33)

Net cash provided by operating activities	1,473	1,437

Cash flows from investing activities:
Property additions	(886)	(809)
Property sales and other transactions	32	44
Investments, including short-term	(3)	(3)
Investment sales and other transactions	5	121

Net cash used in investing activities	(852)	(647)

Cash flows from financing activities:
Dividends	(360)	(335)
Common stock issued	28	82
Purchase and retirement of common stock	(765)	(100)
Proceeds from borrowings – net	494	—
Debt repayments	(102)	(213)

Net cash used in financing activities	(705)	(566)

Net increase (decrease) in cash and cash equivalents	(84)	224

Cash and cash equivalents:
At beginning of year	973	1,443

At end of period	$889	$1,667

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$249	$255
Income taxes (net of refunds)	55	313

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at June 30, 2015, and December 31, 2014, our results of operations and comprehensive income for the second quarters and first six months of 2015 and 2014, and our cash flows for the first six months of 2015 and 2014 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first and second quarters of 2015, a committee of non-employee members of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $4 million and $10 million during the second quarters of 2015 and 2014, respectively. For the first six months of 2015 and 2014, stock-based compensation was $35 million and $42 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $1 million and $4 million for the second quarters of 2015 and 2014, respectively, and net benefits of $11 million and $14 million for the first six months of 2015 and 2014, respectively.

Stock Options

In the first quarter of 2015, 511,010 options were granted under LTIP and 181,320 options were granted under TSOP. In the second quarter of 2015, 132,880 options were granted under LTIP. The grant prices were $104.23 and $92.76 for the options granted in the first and second quarters of 2015, respectively, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under LTIP and TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee's retirement or death. Holders of the 2015 options granted under LTIP who remain actively employed receive cash dividend equivalent payments during the four year vesting period in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

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

For the second quarter of 2015, options relating to 90,269 shares were exercised, yielding $5 million of cash proceeds and $1 million of tax benefit recognized as additional paid-in capital. For the second quarter of 2014, options relating to 353,327 shares were exercised, yielding $16 million of cash proceeds and $4 million of tax benefit recognized as additional paid-in capital.

For the first six months of 2015, options relating to 331,673 shares were exercised, yielding $17 million of cash proceeds and $4 million of tax benefit recognized as additional paid-in capital. For the first six months of 2014, options relating to 1,234,071 shares were exercised, yielding $56 million of cash proceeds and $15 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2015, there were 101,470 RSUs granted with a grant-date fair value of $104.23 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period commensurate with regular quarterly dividends paid on Common Stock.

No RSUs were earned or paid out during the second quarters of 2015 or 2014. During the first six months of 2015, 166,750 of the RSUs granted in 2010 vested, with 99,337 shares of Common Stock issued net of withholding taxes. For the first six months of 2014, 318,150 of the RSUs granted in 2009 vested, with 187,449 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were less than $1 million for the second quarters of both 2015 and 2014, and $4 million and $6 million for the first six months of 2015 and 2014, respectively.

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

No PSUs were earned or paid out in the second quarters of 2015 and 2014. During the first six months of 2015, 236,601 of the PSUs granted in 2012 were earned, with 141,386 shares of Common Stock issued net of withholding taxes. For the first six months of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $3 million and $5 million for the first six months of 2015 and 2014, respectively.

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

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2015	2014	2015	2014
	($ in millions, except per share amounts, shares in millions)

Net income	$433	$562	$433	$562
Dividend equivalent payments	(1)	(2)	(1)	(1)

Income available to common stockholders	$432	$560	$432	$561

Weighted-average shares outstanding	302.9	309.5	302.9	309.5
Dilutive effect of outstanding options
and share-settled awards			2.6	3.3

Adjusted weighted-average shares outstanding			305.5	312.8

Earnings per share	$1.43	$1.81	$1.41	$1.79

	Basic		Diluted
	First Six Months
	2015	2014	2015	2014
	($ in millions, except per share amounts, shares in millions)

Net income	$743	$930	$743	$930
Dividend equivalent payments	(3)	(4)	(2)	(2)

Income available to common stockholders	$740	$926	$741	$928

Weighted-average shares outstanding	304.8	309.5	304.8	309.5
Dilutive effect of outstanding options
and share-settled awards			2.7	3.2
Adjusted weighted-average shares outstanding			307.5	312.7

Earnings per share	$2.43	$2.99	$2.41	$2.97

During the second quarters and first six months of 2015 and 2014, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: none in the first quarter of 2015, 0.7 million in the first quarter of 2014, 0.7 million in the second quarter of 2015, and none in the second quarter of 2014.

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at June 30, 2015, and December 31, 2014, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss
The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Second Quarter
March 31, 2015	$(313)		$(82)	$(395)
Other comprehensive income:
Amounts reclassified into net income	11	(1)	—	11
Tax expense	(5)		—	(5)

Other comprehensive income	6		—	6

June 30, 2015	$(307)		$(82)	$(389)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Second Quarter
March 31, 2014	$(125)		$(68)	$(193)
Other comprehensive income:
Amounts reclassified into net income	7	(1)	—	7
Net gain	—		7	7
Tax expense	(3)		(1)	(4)

Other comprehensive income	4		6	10

June 30, 2014	$(121)		$(62)	$(183)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Six Months
December 31, 2014	$(320)		$(78)	$(398)
Other comprehensive income (loss):
Amounts reclassified into net income	21	(1)	—	21
Net loss	—		(4)	(4)
Tax expense	(8)		—	(8)

Other comprehensive income (loss)	13		(4)	9

June 30, 2015	$(307)		$(82)	$(389)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Six Months
December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income:
Prior service benefit	367		—	367
Amounts reclassified into net income	19	(1)	—	19
Net gain (loss)	(80)		10	(70)
Tax expense	(117)		(1)	(118)

Other comprehensive income	189		9	198

June 30, 2014	$(121)		$(62)	$(183)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 8, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 7.4 million and 1.0 million shares of Common Stock under our stock repurchase program in each of the first six months of 2015 and 2014, respectively, at a cost of $765 million and $100 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 147.2 million shares at a total cost of $9.2 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both June 30, 2015 and December 31, 2014.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for the operation of the Shared Assets Areas totaling $40 million and $34 million for the second quarters of 2015 and 2014, respectively, and $77 million and $68 million for the first six months of 2015 and 2014, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $13 million and $10 million for the second quarters of 2015 and 2014, respectively, and $23 million and $16 million for the first six months of 2015 and 2014, respectively.

“Accounts payable” includes $72 million at June 30, 2015, and $56 million at December 31, 2014, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $280 million at both June 30, 2015 and December 31, 2014, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

7.  Debt

In the first six months of 2015, NS repaid $100 million under its accounts receivable securitization facility.  At June 30, 2015 and December 31, 2014, the amounts outstanding under the facility were $100 million (at an average variable interest rate of 1.29%) and $200 million (at an average variable interest rate of 1.28%), respectively.  The facility has a two year term which was renewed and amended in October 2014 to run until October 2016.

During the second quarter of 2015, NS issued $500 million of 4.45% senior notes due 2045.

NS has authority from its Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale.

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

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2015	2014	2015	2014
	($ in millions)

Service cost	$10	$8	$2	$2
Interest cost	23	24	5	5
Expected return on plan assets	(42)	(38)	(5)	(5)
Amortization of net losses	17	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net cost (benefit)	$8	$7	$(4)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2015	2014	2015	2014
	($ in millions)

Service cost	$20	$17	$4	$4
Interest cost	47	47	10	13
Expected return on plan assets	(83)	(76)	(10)	(9)
Amortization of net losses	33	27	—	—
Amortization of prior service benefit	—	—	(12)	(8)

Net cost (benefit)	$17	$15	$(8)	$—

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

Fair Values of Financial Instruments

We have evaluated the fair values of financial instruments and methods used to determine those fair values. The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$165	$195	$162	$193
Long-term debt, including current maturities	(9,390)	(10,867)	(8,885)	(10,962)

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

	Level 1	Level 2	Total
	($ in millions)

June 30, 2015
Long-term investments	$51	$144	$195
Long-term debt, including current maturities	(10,661)	(206)	(10,867)

December 31, 2014
Long-term investments	$50	$143	$193
Long-term debt, including current maturities	(10,754)	(208)	(10,962)

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
Two of our customers, DuPont and Sunbelt Chlor Alkali Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved both rate reasonableness complaints in our favor. The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.
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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $70 million at June 30, 2015, and $66 million at December 31, 2014 (of which $15 million is classified as a current liability at both June 30, 2015 and December 31, 2014). At June 30, 2015, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 144 known locations and projects compared with 146 locations and projects at December 31, 2014. At June 30, 2015, 16 sites accounted for $43 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At June 30, 2015, we had outstanding purchase commitments totaling approximately $1.0 billion for locomotives, freight cars and containers, track material, and track and yard expansion projects in connection with our capital programs as well as long-term service contracts through 2018.

11. New Accounting Pronouncement

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a reduction from the related debt liability rather than as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We early adopted the provisions of this ASU during the second quarter of 2015 and applied it retrospectively. The adoption of ASU 2015-03 resulted in the presentation of $43 million of debt issuance costs as a reduction of “Long-term debt” at June 30, 2015. We retrospectively adjusted the December 31, 2014 consolidated balance sheet and related disclosures to reflect the reclassification of $41 million of debt issuance costs from “Other assets” to “Long-term debt.” There was no other impact on our consolidated financial statements from the adoption of ASU 2015-03.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of June 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
July 27, 2015

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

Net income for the second quarter of 2015 declined $129 million, or $0.38 per diluted share, as compared to the record-setting results of second-quarter 2014. Depressed oil prices that significantly reduced fuel surcharge revenues coupled with external constraints in the coal markets, which negatively impacted our coal volumes, drove declines in operating revenues. While operating expenses for the second quarter of 2015 improved as compared to the prior year (driven by lower fuel prices), they did not offset the decline in operating revenues, resulting in an increase in our operating ratio of 3.5 percentage points to 70.0%.

Network fluidity improved in the second quarter, and we expect this trend to continue in the second half of the year.

Cash provided by operating activities for the first six months of 2015 totaled $1.5 billion, which along with cash on hand allowed for property additions, share repurchases, dividends, and debt repayments. In the first six months of 2015, we repurchased 7.4 million shares of Common Stock at a total cost of $765 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 147.2 million shares of Common Stock at a total cost of $9.2 billion. At June 30, 2015, cash and cash equivalents totaled $889 million.

SUMMARIZED RESULTS OF OPERATIONS

Second quarter 2015 net income was $433 million, down $129 million, or 23%, compared with the same period last year.  The decrease in net income for the quarter reflected lower income from railway operations, down $205 million, or 20%, primarily due to a $329 million, or 11%, decline in railway operating revenues as a result of lower average revenue per unit (driven primarily by reduced fuel surcharge revenues) and depressed coal volumes.  This decrease was offset in part by lower operating expenses (down $124 million, or 6%) resulting from the drop in oil prices, which significantly reduced fuel expense for the quarter. The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 70.0%, compared with 66.5% for the second quarter of 2014.

For the first six months of 2015 net income was $743 million, down $187 million, or 20%, compared with the same period last year. The decrease was driven by lower railway operating revenues (down $451 million, or 8%), largely a result of lower fuel surcharge revenues and coal volumes, offset in part by reduced fuel expense (down $321 million, or 38%), and higher intermodal and general merchandise volumes.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Second quarter railway operating revenues were $2.7 billion in 2015, down $329 million, or 11%, compared with the second quarter of 2014.  For the first six months, railway operating revenues were $5.3 billion, down $451 million, or 8%, compared with the same period last year. As shown in the following table, the decline in revenue resulted from lower average revenue per unit (primarily a result of lower fuel surcharge revenues) and lower volumes (primarily driven by continued weakness in the coal markets).

	Decrease
	Second Quarter 2015 vs. 2014	First Six Months 2015 vs. 2014
	($ in millions)

Volume (units)	$(71)	$(10)
Revenue per unit	(258)	(441)

Total	$(329)	$(451)

Over 85% of our revenue base is covered by negotiated fuel surcharges, and revenues associated with these surcharges totaled $119 million and $358 million in the second quarters of 2015 and 2014, respectively, and $282 million and $653 million for the first six months of 2015 and 2014, respectively. Fuel surcharge revenues are typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD). Although the revenue base covered by each program is split about evenly, because WTI price levels have been below most of our surcharge trigger points, in the second quarter and first six months of 2015, about 85% of fuel surcharge revenues were generated by OHD-based surcharges. Surcharges tied to WTI are reset the first day of each calendar month based on the WTI Average Price for the second preceding calendar month. This two-month lag in applying WTI Average Price decreased fuel surcharge revenues by $5 million for the second quarter but increased fuel surcharge revenues by $19 million for the first six months of 2015. For 2014, this lag decreased fuel surcharge revenues by $11 million for the second quarter and $28 million for the first six months.  Should the current fuel price environment persist for the remainder of the year, we expect fuel surcharge revenues for the remainder of 2015 to be less than half of the amount generated during the last six months of 2014.

Two of our customers, DuPont and Sunbelt Chlor Alkali Partnership (Sunbelt), filed rate reasonableness complaints before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since June 1, 2009, in the case of DuPont, and April 1, 2011, in the case of Sunbelt, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved both rate reasonableness complaints in our favor. The STB’s findings in both cases remain subject to technical corrections, requests for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and estimable.

Revenues, units, and average revenue per unit for our market groups were as follows:

	Second Quarter
	Revenues		Units		Revenue per Unit
	2015	2014	2015	2014	2015	2014
	($ in millions)		(in thousands)		($ per unit)

Coal	$453	$672	275.7	350.5	$1,644	$1,916

General merchandise:
Chemicals	454	455	137.3	121.8	3,312	3,730
Metals and construction	344	410	182.1	193.6	1,889	2,118
Agriculture/consumer/gov’t	379	386	153.7	155.6	2,463	2,479
Automotive	254	270	111.2	109.5	2,278	2,469
Paper/clay/forest	196	199	77.2	76.0	2,545	2,628

General merchandise	1,627	1,720	661.5	656.5	2,459	2,620

Intermodal	633	650	999.9	976.1	633	666

Total	$2,713	$3,042	1,937.1	1,983.1	1,401	1,534

	First Six Months
	Revenues		Units		Revenue per Unit
	2015	2014	2015	2014	2015	2014
	($ in millions)		(in thousands)		($ per unit)

Coal	$908	$1,213	553.1	650.2	$1,643	$1,865

General merchandise:
Chemicals	886	898	264.6	237.9	3,349	3,774
Metals and construction	654	741	334.6	343.5	1,954	2,157
Agriculture/consumer/gov’t	753	747	303.7	302.7	2,479	2,468
Automotive	473	497	206.9	201.8	2,284	2,462
Paper/clay/forest	381	389	149.7	148.4	2,548	2,624

General merchandise	3,147	3,272	1,259.5	1,234.3	2,498	2,651

Intermodal	1,225	1,246	1,926.6	1,861.2	636	670

Total	$5,280	$5,731	3,739.2	3,745.7	1,412	1,530

Coal

Coal revenues decreased $219 million, or 33%, in the second quarter and decreased $305 million, or 25%, for the first six months compared with the same periods last year. Both declines reflected lower carload volumes, down 21% and 15%, respectively, as well as lower average revenue per unit, down 14% and 12%, respectively (largely due to lower fuel surcharge revenues).

Coal tonnage by market was as follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(tons in thousands)

Utility	20,189	25,968	40,303	47,164
Export	4,066	6,443	9,377	12,946
Domestic metallurgical	4,059	4,121	7,204	7,307
Industrial	2,192	2,260	4,175	4,231

Total	30,506	38,792	61,059	71,648

Utility coal tonnage decreased 22% in the second quarter and 15% for the first six months driven by reduced coal burn due to significantly lower natural gas prices.  Export coal tonnage declined 37% in the second quarter and 28% for the first six months, driven by strong competition that U.S. coal suppliers faced due to excess coal supply, depressed coal prices, and an Australian currency advantage.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to a decrease in volumes and a decline in average revenue per unit (largely a result of lower fuel surcharge revenues).

General Merchandise

General merchandise revenues decreased $93 million, or 5%, in the second quarter, compared with the same period last year, reflecting a 6% decline in average revenue per unit, the result of lower fuel surcharge revenues, offset in part by a 1% rise in volume.  For the first six months, general merchandise revenues decreased $125 million, or 4%, reflecting a 6% decrease in average revenue per unit (largely due to lower fuel surcharge revenues), but a 2% increase in volume.

Chemicals volume rose 13% in the second quarter and 11% for the first six months, largely driven by increased shipments of crude oil originated from the Bakken oil fields and higher volumes of liquefied petroleum gas.

Metals and construction volume decreased 6% in the second quarter and 3% for the first six months, reflecting declines in iron and steel shipments as a result of declining steel production due to global over-supply as well as lower energy prices which reduced demand for materials used in the construction of pipelines for drilling activity. The decreases were offset by increased shipments of aggregates as a result of improved demand in the Southeast in the second quarter and first six months. Fewer shipments of fractionating sand and ceramic proppant used in natural gas drilling also negatively impacted volumes in the second quarter.

Agriculture, consumer products, and government volume decreased 1% in the second quarter and was flat for the first six months, reflecting fewer revenue shipments of empty railcars as part of the conclusion of a hopper re-body program. These declines were offset in part by higher volumes of corn and feed products driven by increased demand from poultry and beef producers.  Additionally, lower volumes of fertilizer due to a plant curtailment, and a reduction in wheat shipments due to increased competition in the global market, offset in part by increases in ethanol shipments due to greater gasoline consumption, impacted the second quarter.

Automotive volume grew 2% in the second quarter and 3% for the first six months, primarily driven by increased production of North American light vehicles.

Paper, clay, and forest products volume grew 2% for the second quarter and 1% for the first six months, reflecting higher carloads of pulpboard, pulp, and lumber as demand grew, offset in part by lower kaolin, wood chip, and graphic paper volumes as a result of softened demand and customer sourcing changes.

General merchandise revenues for the remainder of the year are expected to decrease compared to last year due to lower average revenue per unit (resulting from lower fuel surcharge revenues) which is expected to be offset in part by higher volumes.

Intermodal

Intermodal revenues declined $17 million, or 3%, in the second quarter and decreased $21 million, or 2%, for the first six months compared with the same periods last year. Both declines reflected decreased revenue per unit of 5% in each period (the result of lower fuel surcharge revenues), partially offset by improvements in volume, up 2% and 4%, respectively.

Domestic volume was flat in the second quarter and improved 1% for the first six months. Increases for the first six months were a result of continued highway conversions and higher demand for rail service from existing customers.  International volume increased 8% in both the second quarter and first six months due to new business and increased demand from existing customers.

Intermodal revenues for the remainder of the year are expected to be higher compared to last year due to volume increases, offset in part by lower average revenue per unit (driven by lower fuel surcharge revenues).

Railway Operating Expenses

Second-quarter railway operating expenses were $1.9 billion in 2015, down $124 million, or 6%, compared with the same period last year.  For the first six months, expenses were $3.9 billion, down $185 million, or 5%. We estimate severe winter weather and service recovery efforts added approximately $67 million of operating expenses in the first six months, including $25 million in the second quarter. In connection with the announced closure of the Roanoke, VA office and subsequent relocation of employees, we incurred approximately $5 million in operating expenses in the first six months and expect to incur an additional $30 million in operating expenses, with most of the costs impacting the third quarter.

The following table shows the changes in railway operating expenses summarized by major classifications.

	Increase (Decrease)
	Second Quarter	First Six Months
	2015 vs. 2014	2015 vs. 2014
	($ in millions)

Fuel	$(153)	$(321)
Materials and other	(13)	12
Purchased services and rents	24	55
Compensation and benefits	9	52
Depreciation	9	17

Total	$(124)	$(185)

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $153 million, or 38%, in the second quarter and $321 million, or 38%, for the first six months, primarily the result of lower locomotive fuel prices, down 36% and 39%, respectively.

Materials and other expenses declined $13 million, or 5%, in the second quarter, but increased $12 million, or 3%, in the first six months as follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	($ in millions)

Materials	$117	$124	$239	$232
Casualties and other claims	26	42	62	72
Other	92	82	180	165

Total	$235	$248	$481	$469

Material usage costs, largely associated with locomotives, declined for the second quarter but increased for the first six months. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters.  Costs associated with personal injury and environmental decreased as a result of favorable experience with respect to our personal injury reserves and less unfavorable development for our environmental liabilities. Increased travel costs, primarily for train service employees, and employee relocation costs for the Roanoke, VA office closure contributed to the increase in other expense.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses grew $24 million, or 6%, in the second quarter and $55 million, or 7%, for the first six months, reflecting higher intermodal operations, equipment rents, and joint facilities costs resulting from increased intermodal volumes and service recovery efforts, in addition to higher information technology costs.

The following table shows the components of purchased services and rents expenses:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	($ in millions)

Purchased services	$363	$342	$704	$666
Equipment rents	75	72	157	140

Total	$438	$414	$861	$806

Compensation and benefits expense increased $9 million, or 1% in the second quarter and $52 million, or 4% for the first six months, reflecting changes in:

•	pay rates (up $27 million for the quarter and $53 million for the first six months),

•	payroll taxes (up $13 million for the quarter and $27 million for the first six months),

•	employee levels, including increased trainees and overtime (up $13 million for the quarter and $27 million for the first six months),

•	a labor agreement signing bonus in the first quarter ($11 million), and

•	incentive and stock-based compensation (down $47 million for the quarter and $59 million for the first six months).

Depreciation expense increased $9 million, or 4%, in the second quarter and $17 million, or 4%, in the first six months due to the effects of a larger capital base.

We are currently reviewing our intermodal traffic that moves using RoadRailer® trailers and considering whether to continue to use them or transition to conventional containers and trailers. Should we decide to phase out the RoadRailer® trailers, the remaining useful lives would be greatly reduced. The current net book value of these and related assets is approximately $65 million net of salvage.

Provision for Income Taxes

The second quarter and year-to-date effective income tax rates were 38.1% and 37.8%, compared with 37.4% and 36.0%, respectively, for the same periods last year. The increase for the second quarter reflects higher state taxes and lower net returns from corporate-owned life insurance. The year-to-date effective tax rate reflects the absence of a $20 million favorable reduction in deferred tax expense for state tax law changes.

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

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.5 billion for the first six months of 2015, compared with $1.4 billion for the same period of 2014, primarily reflecting lower tax payments, offset in part by lower operating results.

We had working capital of $210 million at June 30, 2015, compared with $998 million at December 31, 2014, reflecting an increase in the current portion of long-term debt and a reduction in prepaid income taxes. Cash and cash equivalents totaled $889 million at June 30, 2015, and were invested in accordance with our corporate investment policy as approved by the Finance Committee of our Board of Directors. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first six months of 2015, we committed to purchase approximately $150 million of freight cars and containers, and we issued $500 million of 4.45% senior notes due 2045. Other than these items, there have been no other material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2014.

Cash used in investing activities was $852 million for the first six months of 2015, compared with $647 million in the same period last year, primarily reflecting the absence of short-term investment maturities, and higher property additions. Property additions for 2015 are expected to total $2.3 billion. Additionally, we expect post-2015 PTC-related property additions to total over $800 million, based on increased scope of work and updated cost estimates.

Cash used in financing activities was $705 million in the first six months of 2015, compared with $566 million in the same period last year driven primarily by higher share repurchase activity, offset in part by proceeds received from the debt issuance during the second quarter, and lower debt repayments.  We repurchased 7.4 million shares of Common Stock, totaling $765 million, in the first six months of 2015, compared to 1.0 million shares, totaling $100 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 43.7% at June 30, 2015, and 42.0% at December 31, 2014 (Note 11).

We have authority from our Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at June 30, 2015, and are in compliance with all of its covenants.  We have a $350 million accounts receivable securitization program with a two-year term that runs until October 2016. There was $100 million and $200 million outstanding under this program at June 30, 2015 and December 31, 2014, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This update will replace most existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our annual and interim reporting periods beginning January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2015.  Based on such evaluation, our officers have concluded that, at June 30, 2015, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2015, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2012, we received a Notice of Violation (NOV) issued by the Tennessee Department of Environmental Conservation concerning soil runoff in connection with construction of the Memphis Regional Intermodal Facility in Rossville, Tennessee. Although we will contest liability and the imposition of any penalties - which could exceed $100,000 - this matter is described here consistent with SEC rules and requirements concerning governmental proceedings with respect to environmental laws and regulations. We do not believe that the outcome of this proceeding will have a material effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors.

The risk factors included in our 2014 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

April 1-30, 2015	1,600,467	102.29	1,600,467	29,711,650
May 1-31, 2015	1,163,324	98.44	1,163,324	28,548,326
June 1-30, 2015	789,083	91.05	788,000	27,760,326

Total	3,552,874		3,551,791

(1)	Of this amount, 1,083 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 34 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 27, 2015	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 27, 2015	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

10-A
The Norfolk Southern Corporation Executive Management Incentive Plan, effective May 14, 2015, is incorporated by reference herein from Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on May 19, 2015.

10-B*	The Norfolk Southern Corporation Long-Term Incentive Plan, effective May 14, 2015.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2015, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the second quarters and first six months of 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the second quarters and first six months of 2015 and 2014; (iii) the Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the first six months of 2015 and 2014; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.