Form 10-Q
period 2015-09-30
NORFOLK SOUTHERN CORP
filed 2015-10-28
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common Stock ($1.00 par value per share)	298,569,765 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	($ in millions, except per share amounts)

Railway operating revenues	$2,713	$3,023	$7,993	$8,754

Railway operating expenses:
Compensation and benefits	702	728	2,209	2,183
Purchased services and rents	451	429	1,312	1,235
Fuel	221	387	740	1,227
Depreciation	275	236	767	711
Materials and other	242	245	723	714

Total railway operating expenses	1,891	2,025	5,751	6,070

Income from railway operations	822	998	2,242	2,684

Other income – net	39	32	79	76
Interest expense on debt	137	138	403	416

Income before income taxes	724	892	1,918	2,344

Provision for income taxes	272	333	723	855

Net income	$452	$559	$1,195	$1,489

Per share amounts:
Net income
Basic	$1.50	$1.80	$3.93	$4.80
Diluted	1.49	1.79	3.90	4.75

Dividends	0.59	0.57	1.77	1.65

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	($ in millions)

Net income	$452	$559	$1,195	$1,489
Other comprehensive income, before tax:
Pension and other postretirement benefits	10	8	31	314
Other comprehensive income (loss) of
equity investees	—	—	(4)	10

Other comprehensive income, before tax	10	8	27	324
Income tax expense related to items of other
comprehensive income	(3)	(3)	(11)	(121)

Other comprehensive income, net of tax	7	5	16	203

Total comprehensive income	$459	$564	$1,211	$1,692

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$433	$973
Accounts receivable – net	1,103	1,055
Materials and supplies	288	236
Deferred income taxes	123	167
Other current assets	55	347
Total current assets	2,002	2,778

Investments	2,740	2,679
Properties less accumulated depreciation of $11,344 and
$10,814, respectively	28,682	27,694
Other assets	103	49

Total assets	$33,527	$33,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,160	$1,233
Short-term debt	100	100
Income and other taxes	273	217
Other current liabilities	334	228
Current maturities of long-term debt	500	2
Total current liabilities	2,367	1,780

Long-term debt	8,896	8,883
Other liabilities	1,295	1,312
Deferred income taxes	8,840	8,817

Total liabilities	21,398	20,792

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 298,569,765 and 308,240,130 shares,
respectively, net of treasury shares	300	310
Additional paid-in capital	2,132	2,148
Accumulated other comprehensive loss	(382)	(398)
Retained income	10,079	10,348

Total stockholders’ equity	12,129	12,408

Total liabilities and stockholders’ equity	$33,527	$33,200

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2015	2014
	($ in millions)

Cash flows from operating activities:
Net income	$1,195	$1,489
Reconciliation of net income to net cash provided by operating activities:
Depreciation	770	715
Deferred income taxes	56	21
Gains and losses on properties and investments	(20)	(13)
Changes in assets and liabilities affecting operations:
Accounts receivable	(48)	(79)
Materials and supplies	(52)	(26)
Other current assets	295	47
Current liabilities other than debt	59	258
Other – net	(76)	(66)

Net cash provided by operating activities	2,179	2,346

Cash flows from investing activities:
Property additions	(1,777)	(1,379)
Property sales and other transactions	43	69
Investments, including short-term	(5)	(4)
Investment sales and other transactions	32	60

Net cash used in investing activities	(1,707)	(1,254)

Cash flows from financing activities:
Dividends	(537)	(511)
Common stock issued	30	119
Purchase and retirement of common stock	(997)	(166)
Proceeds from borrowings – net	594	100
Debt repayments	(102)	(645)

Net cash used in financing activities	(1,012)	(1,103)

Net decrease in cash and cash equivalents	(540)	(11)

Cash and cash equivalents:
At beginning of year	973	1,443

At end of period	$433	$1,432

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$320	$340
Income taxes (net of refunds)	350	733

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial condition at September 30, 2015, and December 31, 2014, our results of operations and comprehensive income for the third quarters and first nine months of 2015 and 2014, and our cash flows for the first nine months of 2015 and 2014 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first and second quarters of 2015, a committee of non-employee members of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP) as discussed below.  Stock-based compensation expense was $3 million and $6 million during the third quarters of 2015 and 2014, respectively. For the first nine months of 2015 and 2014, stock-based compensation was $38 million and $48 million, respectively. The total tax effects recognized in income in relation to stock-based compensation were net benefits of $1 million and $2 million for the third quarters of 2015 and 2014, respectively, and net benefits of $12 million and $16 million for the first nine months of 2015 and 2014, respectively.

Stock Options

In the first quarter of 2015, 511,010 options were granted under LTIP and 181,320 options were granted under TSOP. In the second quarter of 2015, 132,880 options were granted under LTIP. The grant prices were $104.23 and $92.76 for the options granted in the first and second quarters of 2015, respectively, which was the greater of the average fair market value of Norfolk Southern common stock (Common Stock) or the closing price of Common Stock on the effective date of the grant, and the options have a term of ten years. The options granted under LTIP and TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee's retirement or death. Holders of options granted under LTIP who remain actively employed receive cash dividend equivalent payments during the four year vesting period in an amount equal to the regular quarterly dividends paid on Common Stock. Dividend equivalent payments are not made on TSOP options.

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

For the third quarter of 2015, options relating to 41,134 shares were exercised, yielding $2 million of cash proceeds and less than $1 million of tax benefit recognized as additional paid-in capital. For the third quarter of 2014, options relating to 577,456 shares were exercised, yielding $28 million of cash proceeds and $9 million of tax benefit recognized as additional paid-in capital.

For the first nine months of 2015, options relating to 372,807 shares were exercised, yielding $19 million of cash proceeds and $4 million of tax benefit recognized as additional paid-in capital. For the first nine months of 2014, options relating to 1,811,527 shares were exercised, yielding $84 million of cash proceeds and $24 million of tax benefit recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2015, there were 101,470 RSUs granted with a grant-date fair value of $104.23 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

No RSUs were earned or paid out during the third quarter of 2015. During the third quarter of 2014, 1,000 of the RSUs granted in 2009 vested, with 520 shares of Common Stock issued net of withholding taxes. During the first nine months of 2015, 166,750 of the RSUs granted in 2010 vested, with 99,337 shares of Common Stock issued net of withholding taxes. For the first nine months of 2014, 319,150 of the RSUs granted in 2009 vested, with 187,969 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were less than $1 million for the third quarters of both 2015 and 2014, respectively, and $4 million and $6 million for the first nine months of 2015 and 2014, respectively.

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

No PSUs were earned or paid out in the third quarters of 2015 and 2014. During the first nine months of 2015, 236,601 of the PSUs granted in 2012 were earned, with 141,386 shares of Common Stock issued net of withholding taxes. For the first nine months of 2014, 374,099 of the PSUs granted in 2011 were earned, with 223,253 shares of Common Stock issued net of withholding taxes.  The total related tax benefits recognized as additional paid-in capital were $3 million and $5 million for the first nine months of 2015 and 2014, respectively.

2.  Income Taxes

The balance for unrecognized tax benefits reported at December 31, 2014, decreased by $8 million during the third quarter due to settlement of a state tax audit.  IRS examinations have been completed for all years prior to 2011.  Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate that the IRS will complete its examination in the next six months. We do not expect that the resolution of the examination will have a material effect on our financial position, results of operations, or liquidity.

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2015	2014	2015	2014
	($ in millions, except per share amounts, shares in millions)

Net income	$452	$559	$452	$559
Dividend equivalent payments	(2)	(1)	(1)	(1)

Income available to common stockholders	$450	$558	$451	$558

Weighted-average shares outstanding	300.1	309.4	300.1	309.4
Dilutive effect of outstanding options
and share-settled awards			2.4	3.2

Adjusted weighted-average shares outstanding			302.5	312.6

Earnings per share	$1.50	$1.80	$1.49	$1.79

	Basic		Diluted
	First Nine Months
	2015	2014	2015	2014
	($ in millions, except per share amounts, shares in millions)

Net income	$1,195	$1,489	$1,195	$1,489
Dividend equivalent payments	(5)	(5)	(3)	(3)

Income available to common stockholders	$1,190	$1,484	$1,192	$1,486

Weighted-average shares outstanding	303.2	309.5	303.2	309.5
Dilutive effect of outstanding options
and share-settled awards			2.6	3.2

Adjusted weighted-average shares outstanding			305.8	312.7

Earnings per share	$3.93	$4.80	$3.90	$4.75

During the third quarters and first nine months of 2015 and 2014, dividend equivalent payments were made to holders of stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:

Period	2015	2014
	(in millions)
1st Quarter	—	0.7
2nd Quarter	0.7	—
3rd Quarter	1.5	—

4.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at September 30, 2015, and December 31, 2014, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss
The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Third Quarter
June 30, 2015	$(307)		$(82)	$(389)
Other comprehensive income:
Amounts reclassified into net income	10	(1)	—	10
Tax expense	(3)		—	(3)

Other comprehensive income	7		—	7

September 30, 2015	$(300)		$(82)	$(382)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
Third Quarter
June 30, 2014	$(121)		$(62)	$(183)
Other comprehensive income:
Amounts reclassified into net income	8	(1)	—	8
Tax expense	(3)		—	(3)

Other comprehensive income	5		—	5

September 30, 2014	$(116)		$(62)	$(178)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Nine Months
December 31, 2014	$(320)		$(78)	$(398)
Other comprehensive income (loss):
Amounts reclassified into net income	31	(1)	—	31
Net loss	—		(4)	(4)
Tax expense	(11)		—	(11)

Other comprehensive income (loss)	20		(4)	16

September 30, 2015	$(300)		$(82)	$(382)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)
First Nine Months
December 31, 2013	$(310)		$(71)	$(381)
Other comprehensive income:
Prior service benefit	367		—	367
Amounts reclassified into net income	27	(1)	—	27
Net gain (loss)	(80)		10	(70)
Tax expense	(120)		(1)	(121)

Other comprehensive income	194		9	203

September 30, 2014	$(116)		$(62)	$(178)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 8, “Pensions and Other Postretirement Benefits” for additional information.

5.  Stock Repurchase Program

We repurchased and retired 10.3 million and 1.7 million shares of Common Stock under our stock repurchase program in each of the first nine months of 2015 and 2014, respectively, at a cost of $997 million and $166 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 150.1 million shares at a total cost of $9.4 billion.

6.  Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.1 billion at both September 30, 2015 and December 31, 2014.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for the operation of the Shared Assets Areas totaling $39 million and $38 million for the third quarters of 2015 and 2014, respectively, and $116 million and $106 million for the first nine months of 2015 and 2014, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $9 million for the third quarters of both 2015 and 2014, and $32 million and $25 million for the first nine months of 2015 and 2014, respectively.

“Accounts payable” includes $83 million at September 30, 2015, and $56 million at December 31, 2014, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $280 million at both September 30, 2015 and December 31, 2014, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

7.  Debt

In the first nine months of 2015, NS repaid $100 million in the first quarter and borrowed $100 million in the third quarter under its accounts receivable securitization facility.  At both September 30, 2015 and December 31, 2014, the amounts outstanding under the facility were $200 million (at average variable interest rates of 1.32% and 1.28%, respectively).  Our intent is to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement.  Accordingly, these amounts outstanding are included in the line item “Long-term debt” and the remaining $100 million outstanding at both September 30, 2015 and December 31, 2014, is included in the line item “Short-term debt” in the Consolidated Balance Sheets.

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

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2015	2014	2015	2014
	($ in millions)

Service cost	$10	$8	$2	$2
Interest cost	23	23	5	6
Expected return on plan assets	(41)	(37)	(4)	(5)
Amortization of net losses	16	14	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net cost (benefit)	$8	$8	$(3)	$(3)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2015	2014	2015	2014
	($ in millions)

Service cost	$30	$25	$6	$6
Interest cost	70	70	15	19
Expected return on plan assets	(124)	(113)	(14)	(14)
Amortization of net losses	49	41	—	—
Amortization of prior service benefit	—	—	(18)	(14)

Net cost (benefit)	$25	$23	$(11)	$(3)

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$162	$188	$162	$193
Long-term debt, including current maturities	(9,396)	(10,805)	(8,885)	(10,962)

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

	Level 1	Level 2	Total
	($ in millions)

September 30, 2015
Long-term investments	$48	$140	$188
Long-term debt, including current maturities	(10,599)	(206)	(10,805)

December 31, 2014
Long-term investments	$50	$143	$193
Long-term debt, including current maturities	(10,754)	(208)	(10,962)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $70 million at September 30, 2015, and $66 million at December 31, 2014 (of which $15 million is classified as a current liability at both September 30, 2015 and December 31, 2014). At September 30, 2015, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 145 known locations and projects compared with 146 locations and projects at December 31, 2014. At September 30, 2015, 15 sites accounted for $42 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Purchase Commitments

At September 30, 2015, we had outstanding purchase commitments totaling approximately $852 million for locomotives, freight cars and containers, track material, and track and yard expansion projects in connection with our capital programs as well as long-term service contracts through 2020.

11. New Accounting Pronouncement

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs be presented in the balance sheet as a reduction from the related debt liability rather than as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We early adopted the provisions of this ASU during the second quarter of 2015 and applied it retrospectively. The adoption of ASU 2015-03 resulted in the presentation of $42 million of debt issuance costs as a reduction of “Long-term debt” at September 30, 2015. We retrospectively adjusted the December 31, 2014 consolidated balance sheet and related disclosures to reflect the reclassification of $41 million of debt issuance costs from “Other assets” to “Long-term debt.” There was no other impact on our consolidated financial statements from the adoption of ASU 2015-03.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Norfolk Southern Corporation:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Corporation and subsidiaries as of September 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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
October 28, 2015

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

Third quarter results reflect a continuation of the trends seen in the first half of the year. Depressed oil prices significantly reduced fuel surcharge revenues in excess of the decline in fuel expense. Continued significant weakness in the coal markets negatively impacted our coal volumes. Net income for the third quarter of 2015 decreased $107 million, or $0.30 per diluted share, as compared to third quarter 2014, and our operating ratio increased 2.7 percentage points to 69.7%.

Network fluidity continued to improve in the third quarter, and we expect this trend to continue for the remainder of the year.

Cash provided by operating activities for the first nine months of 2015 totaled $2.2 billion, which, along with cash on hand and proceeds from borrowings, allowed for property additions, share repurchases, dividends, and debt repayments. In the first nine months of 2015, we repurchased 10.3 million shares of Common Stock at a total cost of $997 million. Since inception of our stock repurchase program in 2006, we have repurchased and retired 150.1 million shares of Common Stock at a total cost of $9.4 billion. At September 30, 2015, cash and cash equivalents totaled $433 million.

SUMMARIZED RESULTS OF OPERATIONS

Third quarter 2015 net income was $452 million, down $107 million, or 19%, compared with the same period last year.  The decrease in net income for the quarter reflected lower income from railway operations, down $176 million, or 18%, primarily due to a $310 million, or 10%, decline in railway operating revenues as a result of lower average revenue per unit (driven primarily by reduced fuel surcharge revenues offset in part by price increases) and depressed coal volumes.  This decline in railway operating revenues was offset in part by lower operating expenses (down $134 million, or 7%) resulting from the drop in oil prices, which significantly reduced fuel expense for the quarter, in addition to decreases in incentive compensation expense. These expense reductions were offset in part by $37 million of costs associated with the restructuring of our Triple Crown Services (TCS) subsidiary and the closure of our Roanoke, Virginia, office, which reduced net income by $23 million, or $0.08 per diluted share.

During the third quarter we began restructuring our TCS subsidiary to focus on the transportation of automobile parts. TCS specializes in the use of RoadRailer® equipment in dedicated trains. TCS will continue to use RoadRailer® services for automobile parts between Detroit and Kansas City for the foreseeable future but will transition to containers in our other lanes.

For the first nine months of 2015 net income was $1.2 billion, down $294 million, or 20%, compared with the same period last year. The decrease was driven by lower railway operating revenues (down $761 million, or 9%), largely a result of lower fuel surcharge revenues and coal volumes, offset in part by higher general merchandise and intermodal volumes and reduced fuel expense (down $487 million, or 40%). The railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) rose to 72.0%, compared with 69.3% for the first nine months of 2014.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third quarter railway operating revenues were $2.7 billion in 2015, down $310 million, or 10%, compared with the third quarter of 2014.  For the first nine months, railway operating revenues were $8.0 billion, down $761 million, or 9%, compared with the same period last year. As shown in the following table, the declines in revenue resulted from lower average revenue per unit (primarily a result of reduced fuel surcharge revenues, which were down $255 million and $626 million, respectively) and decreased volumes (primarily driven by continued weakness in the coal markets).

	Decrease
	Third Quarter 2015 vs. 2014	First Nine Months 2015 vs. 2014
	($ in millions)

Revenue per unit	$(212)	$(653)
Volume (units)	(98)	(108)

Total	$(310)	$(761)

Over 85% of our revenue base is covered by negotiated fuel surcharges, and revenues associated with these surcharges totaled $113 million and $368 million in the third quarters of 2015 and 2014, and $395 million and $1.0 billion for the first nine months of 2015 and 2014, respectively. Fuel surcharge revenues are typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD). Although less than half of our revenue base subject to fuel surcharges is tied to OHD, because WTI price levels have been below most of our surcharge trigger points in the third quarter and first nine months of 2015, OHD accounts for about 85% of our fuel surcharge revenues. All of our WTI-related fuel surcharge revenue and about 20% of our OHD-related fuel surcharge revenue is on a two month lag. This two-month lag increased fuel surcharge revenues by $12 million for the third quarter and $31 million for the first nine months of 2015. For 2014, this lag increased fuel surcharge revenues by $34 million for the third quarter and $6 million for the first nine months.  Should the current fuel price environment persist for the remainder of the year, we expect fuel surcharge revenues for the remainder of 2015 to be less than $100 million.

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

Revenues, units, and average revenue per unit for our market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2015	2014	2015	2014	2015	2014
	($ in millions)		(in thousands)		($ per unit)

Coal	$482	$626	278.8	332.1	$1,726	$1,885

General merchandise:
Chemicals	451	488	134.3	132.0	3,356	3,697
Metals and construction	330	414	183.3	202.1	1,805	2,050
Agriculture/consumer/gov’t	380	364	152.9	146.1	2,488	2,491
Automotive	246	254	109.7	104.6	2,246	2,429
Paper/clay/forest	203	210	77.8	79.4	2,595	2,636

General merchandise	1,610	1,730	658.0	664.2	2,447	2,604

Intermodal	621	667	999.5	1,004.7	622	664

Total	$2,713	$3,023	1,936.3	2,001.0	1,401	1,511

	First Nine Months
	Revenues		Units		Revenue per Unit
	2015	2014	2015	2014	2015	2014
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,390	$1,839	831.9	982.3	$1,671	$1,872

General merchandise:
Chemicals	1,337	1,386	398.9	369.9	3,352	3,746
Metals and construction	984	1,155	517.9	545.6	1,901	2,117
Agriculture/consumer/gov’t	1,133	1,111	456.6	448.8	2,482	2,476
Automotive	719	751	316.6	306.4	2,271	2,451
Paper/clay/forest	584	599	227.5	227.8	2,564	2,628

General merchandise	4,757	5,002	1,917.5	1,898.5	2,481	2,635

Intermodal	1,846	1,913	2,926.1	2,865.9	631	668

Total	$7,993	$8,754	5,675.5	5,746.7	1,408	1,523

Coal

Coal revenues decreased $144 million, or 23%, in the third quarter and $449 million, or 24%, for the first nine months, compared with the same periods last year. Both declines reflected lower carload volumes, down 16% and 15%, respectively, as well as lower average revenue per unit, down 8% and 11%, respectively (primarily due to reduced fuel surcharge revenues, which lowered average revenue per unit by $161 and $135 per unit, respectively).

Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(tons in thousands)

Utility	21,930	24,465	62,233	71,629
Export	3,479	5,491	12,856	18,437
Domestic metallurgical	3,778	4,542	10,982	11,849
Industrial	1,989	2,233	6,164	6,464

Total	31,176	36,731	92,235	108,379

Utility coal tonnage decreased 10% in the third quarter and 13% for the first nine months driven by reduced coal burn due to significantly lower natural gas prices which caused utilities to shift from coal to natural gas generation.  Export coal tonnage declined 37% in the third quarter and 30% for the first nine months, driven by strong competition faced by U.S. coal suppliers due to excess coal supply, depressed coal prices, and a strong U.S. dollar.  Domestic metallurgical coal tonnage dropped 17% in the third quarter and 7% for the first nine months, driven by customer sourcing changes offset in part by new business with existing customers.

Coal revenues for the remainder of the year are expected to be lower compared to last year due to a decrease in volumes and a decline in average revenue per unit (largely a result of reduced fuel surcharge revenues).

General Merchandise

General merchandise revenues decreased $120 million, or 7%, in the third quarter and $245 million, or 5%, for the first nine months as compared with the same period last year, reflecting a 6% decline in average revenue per unit for both periods, the result of lower fuel surcharge revenues (which reduced average revenue per unit by $218 and $185 per unit, respectively). Volume decreased 1% for the third quarter, but increased 1% for the first nine months.

Chemicals volume rose 2% in the third quarter and 8% for the first nine months, largely driven by higher volumes of liquefied petroleum gas and strong demand for shipments of polypropylene. Shipments of crude oil originated from the Bakken oil fields were up for the first six months of the year but declined in the third quarter.

Metals and construction volume decreased 9% in the third quarter and 5% for the first nine months, reflecting declines in steel shipments, resulting from a decline in steel production due to global over-supply, and lower demand for materials used in the construction of pipelines for drilling activity due to a drop in energy prices. Fewer shipments of fractionating sand and ceramic proppant used in natural gas drilling also negatively impacted both periods, while fewer shipments of imported steel slabs also negatively impacted nine-month volume. The decreases were offset in part by increased shipments of aggregates as a result of higher demand in the Southeast for project work in the third quarter and first nine months.

Agriculture, consumer products, and government volume increased 5% in the third quarter and 2% for the first nine months, reflecting higher volumes of ethanol shipments due to greater gasoline consumption and increased soybean shipments due to increased demand for feed product. These increases were offset in part by fewer revenue shipments of empty railcars as part of the conclusion of a hopper re-body program.

Automotive volume grew 5% in the third quarter and 3% for the first nine months, primarily driven by increased production of North American light vehicles.

Paper, clay, and forest products volume fell 2% for the third quarter and was flat for the first nine months, reflecting lower waste, kaolin, and graphic paper volumes as a result of customer sourcing changes, softened demand, and mill closures, offset in part by higher carloads of pulpboard, and for the first nine months, lumber.

General merchandise revenues for the remainder of the year are expected to decrease compared to last year due to lower average revenue per unit (resulting from lower fuel surcharge revenues) and slightly lower volumes.

Intermodal

Intermodal revenues declined $46 million, or 7%, in the third quarter and $67 million, or 4%, for the first nine months compared with the same periods last year. The declines reflected decreased revenue per unit of 6% in each period (the result of lower fuel surcharge revenues, which decreased average revenue per unit by $54 and $49 per unit, respectively). Volume was down 1% for the third quarter and up 2% for the first nine months compared with the same periods last year.

Domestic volume decreased 5% in the third quarter and 1% for the first nine months. Both declines were the result of ongoing service challenges, an increase in available trucking capacity, and weaker overall demand, all partially offset by growth from continued highway conversions.  International volume increased 9% and 8%, in the third quarter and first nine months, respectively, due to increased demand from existing customers, new business, and transition from west to east coast ports.

Intermodal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit (driven by lower fuel surcharge revenues) and slightly lower volumes.

In connection with the TCS restructuring discussed above, we are working with our customers and business partners to convert business handled by TCS into our current intermodal network. As this transition occurs, we expect shipments previously handled by TCS to be absorbed by our domestic container line of business. While it is likely that not all of this TCS business will make this transition, we do not expect this restructuring to have a material effect on our railway operating revenues or income from railway operations.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.9 billion in 2015, down $134 million, or 7%, compared with the same period last year.  For the first nine months, expenses were $5.8 billion, down $319 million, or 5%. The announced TCS restructuring and closure of our Roanoke, Virginia office resulted in approximately $43 million in operating expenses in the first nine months (of which $37 million was in the third quarter) and we expect to incur approximately $45 million of such operating expenses during the fourth quarter.

The following table shows the changes in railway operating expenses summarized by major classifications.

	Increase (Decrease)
	Third Quarter	First Nine Months
	2015 vs. 2014	2015 vs. 2014
	($ in millions)

Fuel	$(166)	$(487)
Compensation and benefits	(26)	26
Materials and other	(3)	9
Depreciation	39	56
Purchased services and rents	22	77

Total	$(134)	$(319)

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $166 million, or 43%, in the third quarter and $487 million, or 40%, for the first nine months, primarily the result of lower locomotive fuel prices, down 42% and 40%, respectively.

Compensation and benefits expense decreased $26 million, or 4% in the third quarter, but increased $26 million, or 1% for the first nine months, reflecting changes in:

•	incentive compensation (down $51 million for the quarter and $110 million for the first nine months),

•	pay rates (up $17 million for the quarter and $70 million for the first nine months),

•	payroll taxes (up $9 million for the quarter and $36 million for the first nine months),

•	employee levels, including increased trainees and overtime (up $5 million for the quarter and $32 million for the first nine months), and

•	a labor agreement signing bonus in the first quarter ($11 million).

Materials and other expenses declined $3 million, or 1%, in the third quarter, but increased $9 million, or 1%, in the first nine months as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	($ in millions)

Materials	$117	$127	$356	$359
Casualties and other claims	27	35	89	107
Other	98	83	278	248

Total	$242	$245	$723	$714

Material usage costs, largely associated with locomotives and freight cars, declined for the third quarter and the first nine months. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters.  Declines in the third quarter were driven by lower derailment expenses and reduced environmental remediation costs as a result of less unfavorable development for our environmental liabilities. Casualties and other claims expense also decreased in the first nine months as a result of favorable experience with respect to our personal injury reserves. Higher relocation costs driven by the Roanoke,

Virginia office closure and increased travel costs for train service employees contributed to the increase in other expense.

Depreciation expense increased $39 million, or 17%, in the third quarter and $56 million, or 8%, in the first nine months due to the effects of accelerated depreciation on TCS assets and a larger capital base. As a result of our TCS restructuring, we recognized accelerated depreciation totaling approximately $26 million in the third quarter, and we expect to recognize about $28 million in the fourth quarter.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses grew $22 million, or 5%, in the third quarter and $77 million, or 6%, for the first nine months, reflecting higher costs associated with equipment rents, information technology, shared asset areas, and intermodal operations.

The following table shows the components of purchased services and rents expenses:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	($ in millions)

Purchased services	$370	$355	$1,074	$1,021
Equipment rents	81	74	238	214

Total	$451	$429	$1,312	$1,235

Other Income - Net

Other income - net increased $7 million in the third quarter and $3 million for the first nine months of 2015. Higher gains from sales of property, offset in part by decreased returns from corporate-owned life insurance and declines in coal royalties, drove both improvements.

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 37.6% and 37.7%, compared with 37.3% and 36.5%, respectively, for the same periods last year. The increase reflects lower net returns from corporate owned-life insurance. The year-to-date effective tax rate also reflects the absence of a $20 million favorable reduction in deferred tax expense for state tax law changes.

Fifty-percent bonus depreciation was allowed for federal income taxes in 2014, but has not been extended to 2015. While bonus depreciation does not affect our total provision for income taxes or effective rate, the absence of bonus depreciation will increase current income tax expense and the related cash outflows for the payment of income taxes in subsequent years.

Our consolidated federal income tax returns for 2011 and 2012 are currently being audited by the IRS. We anticipate the IRS will complete its examination in the next six months. We do not expect that the resolution of the examination will have a material effect on our financial position, results of operations, or liquidity.
FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.2 billion for the first nine months of 2015, compared with $2.3 billion for the same period of 2014, primarily reflecting a decline in operating results, offset in part by lower tax payments.

We had a working capital deficit of $365 million at September 30, 2015, compared with working capital of $998 million at December 31, 2014, reflecting a lower cash balance and an increase in the current portion of long-term debt. Cash and cash equivalents totaled $433 million at September 30, 2015, and were invested in accordance with our corporate investment policy. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.  During the first nine months of 2015, we issued $500 million of 4.45% senior notes due 2045. Other than this item, there have been no other material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2014.

Cash used in investing activities was $1.7 billion for the first nine months of 2015, compared with $1.3 billion in the same period last year, primarily reflecting higher property additions. Property additions for 2015 are expected to total $2.5 billion (including $215 million for the Delaware and Hudson Railway Co. (D&H) acquisition). Additionally, we expect post-2015 Positive Train Control (PTC) related property additions to total over $800 million, based on updated cost estimates and increased scope of work.

On September 18, 2015, we completed the acquisition of 282 miles of the D&H line between Sunbury, Pennsylvania and Schenectady, New York, for $215 million. The transaction is included in Property additions on the Statement of Cash Flows. The acquisition comprises land ($49 million), roadway, including bridges, tunnels, grading, rail, cross ties and other track material ($162 million), and other property including supplies ($4 million). The acquired lines connect with our network at Sunbury, Pennsylvania, and Binghamton, New York, and provide us single-line routes from Chicago and the southeastern United States to Albany, New York, and our intermodal terminals in Scranton, Pennsylvania and Mechanicville, New York. We also gain an enhanced connection to our Pan Am Southern LLC joint venture, which serves New England markets. We previously provided service over the D&H lines via trackage rights and haulage agreements. In addition, we hired, trained and qualified 152 former D&H employees.

Cash used in financing activities was $1.0 billion in the first nine months of 2015, compared with $1.1 billion in the same period last year, the decrease being driven primarily by lower debt repayments and proceeds received from the issuance of debt, offset in part by higher share repurchase activity. We repurchased 10.3 million shares of Common Stock, totaling $997 million, in the first nine months of 2015, compared to 1.7 million shares, totaling $166 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 43.9% at September 30, 2015, and 42.0% at December 31, 2014.

We have authority from our Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale.  We have on file with the Securities and Exchange Commission a Form S-3 automatic shelf registration statement for well-known seasoned issuers under which securities may be issued pursuant to this authority.

We also have in place and available a $750 million, five-year credit agreement expiring in December 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at September 30, 2015, and are in compliance with all of its covenants.  We have a $350 million accounts receivable securitization program with a two-year term that runs until October 2016. There was $200 million outstanding under this program at both September 30, 2015 and December 31, 2014, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

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

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. In accordance with the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Act are exhausted. We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC). Moratorium provisions in the labor agreements govern when the railroads and the unions may propose changes to the agreements. The moratorium provisions of the current agreements have now expired, formal proposals to change the agreements have been made, and negotiations with the various labor unions have begun. Separately, in January 2015 we reached an agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET), which represents approximately 4,600 of our locomotive engineers. Any changes to BLET benefits will be bargained nationally through the NCCC.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2015.  Based on such evaluation, our officers have concluded that, at September 30, 2015, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor, which is included in our 2014 Form 10-K, was amended to read as follows. The remaining risk factors included in our 2014 Form 10-K remain unchanged and are incorporated herein by reference.

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

Railroads are also subject to the enactment of laws by Congress and regulation by the U.S. Department of Transportation and the U.S. Department of Homeland Security (which regulate most aspects of our operations) related to safety and security. The Rail Safety Improvement Act of 2008 (RSIA) and the implementing regulations promulgated by the Federal Railroad Administration (FRA) require us and each other Class I railroad to implement an interoperable positive train control system (PTC) on certain of our respective lines by December 31, 2015. Despite our best efforts and substantial investment to meet this deadline, we - along with most other Class I railroads - will not have PTC fully implemented by the end of 2015. We have urged Congress to adopt a realistic extension, but no such action has been taken to date. Accordingly, on October 20, 2015, we issued a Notice of Cessation of Service (Notice) and will take the actions described therein, including the refusal of shipments of Poisonous-Inhalation-Hazard (PIH) commodities as of and after December 1, 2015. We are taking the measures set forth in the Notice in an effort to comply with RSIA and avoid being subjected to penalties that the FRA could levy on non-RSIA-compliant railroads, as well as any other actions the FRA might take with respect to violations of RSIA that could impact our operations, and to mitigate potential litigation risks associated with RSIA in the event of rail accidents. If other railroads over which we operate or with which we interchange traffic alter their service and/

or limit access to their respective systems for an extended period of time in response to RSIA, such actions could have a material adverse impact on our financial position, results of operations, or liquidity in a particular year or quarter.

On September 29, 2015, the American Chemistry Council, The Chlorine Institute and The Fertilizer Institute filed a complaint in the U.S. District Court for the District of Columbia seeking a declaratory judgment to the effect that railroads cannot lawfully refuse to transport PIH chemicals because of the PTC requirement and potential violations of RSIA. The plaintiffs filed a concurrent petition with the STB seeking an order of similar effect. If the plaintiffs are successful in either or both of these actions, we could face the risks outlined above that we are attempting to avoid or mitigate, which could have a material adverse impact on our financial position, results of operations, or liquidity in a particular year or quarter.

Additionally, full implementation of PTC in compliance with RSIA will result in additional operating costs and capital expenditures, and PTC implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2015	812,061	86.04	812,061	26,948,265
August 1-31, 2015	973,798	80.59	970,130	25,978,135
September 1-30, 2015	1,072,359	77.41	1,072,359	24,905,776

Total	2,858,218		2,854,550

(1)	Of this amount, 3,668 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 36 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 28, 2015	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 28, 2015	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended September 22, 2015, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on September 22, 2015.

15*	Letter regarding unaudited interim financial information.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2015, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarters and first nine months of 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months of 2015 and 2014; (iii) the Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2015 and 2014; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.