Form 10-Q
period 2016-03-31
NORFOLK SOUTHERN CORP
filed 2016-04-22
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock ($1.00 par value per share)	295,737,821 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2016	2015
	($ in millions, except per share amounts)

Railway operating revenues	$2,420	$2,567

Railway operating expenses:
Compensation and benefits	723	783
Purchased services and rents	379	423
Fuel	149	264
Depreciation	252	245
Materials and other	194	246

Total railway operating expenses	1,697	1,961

Income from railway operations	723	606

Other income – net	16	21
Interest expense on debt	139	132

Income before income taxes	600	495

Provision for income taxes	213	185

Net income	$387	$310

Per share amounts:
Net income
Basic	$1.30	$1.01
Diluted	1.29	1.00

Dividends	0.59	0.59

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2016	2015
	($ in millions)

Net income	$387	$310
Other comprehensive income, before tax:
Pension and other postretirement benefits	7	10
Other comprehensive loss of equity investees	(1)	(4)

Other comprehensive income, before tax	6	6
Income tax expense related to items of other comprehensive income	(3)	(3)

Other comprehensive income, net of tax	3	3

Total comprehensive income	$390	$313

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$589	$1,101
Accounts receivable – net	961	946
Materials and supplies	315	271
Other current assets	101	194
Total current assets	1,966	2,512

Investments	2,617	2,572
Properties less accumulated depreciation of $11,520 and
$11,478, respectively	29,135	28,992
Other assets	67	63

Total assets	$33,785	$34,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,119	$1,091
Short-term debt	100	200
Income and other taxes	299	203
Other current liabilities	313	237
Current maturities of long-term debt	—	500
Total current liabilities	1,831	2,231

Long-term debt	9,398	9,393
Other liabilities	1,344	1,385
Deferred income taxes	8,989	8,942
Total liabilities	21,562	21,951

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 295,737,821 and 297,795,016 shares,
respectively, net of treasury shares	297	299
Additional paid-in capital	2,147	2,143
Accumulated other comprehensive loss	(442)	(445)
Retained income	10,221	10,191

Total stockholders’ equity	12,223	12,188

Total liabilities and stockholders’ equity	$33,785	$34,139

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2016	2015
	($ in millions)

Cash flows from operating activities:
Net income	$387	$310
Reconciliation of net income to net cash provided by operating activities:
Depreciation	253	246
Deferred income taxes	44	12
Gains and losses on properties	(2)	(5)
Changes in assets and liabilities affecting operations:
Accounts receivable	(15)	23
Materials and supplies	(44)	(32)
Other current assets	84	176
Current liabilities other than debt	200	(71)
Other – net	(28)	(28)

Net cash provided by operating activities	879	631

Cash flows from investing activities:
Property additions	(398)	(392)
Property sales and other transactions	12	16
Investment purchases	(23)	(3)
Investment sales and other transactions	1	1

Net cash used in investing activities	(408)	(378)

Cash flows from financing activities:
Dividends	(176)	(181)
Common stock transactions	(7)	(5)
Purchase and retirement of common stock	(200)	(415)
Debt repayments	(600)	(101)

Net cash used in financing activities	(983)	(702)

Net decrease in cash and cash equivalents	(512)	(449)

Cash and cash equivalents:
At beginning of year	1,101	973

At end of period	$589	$524

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$70	$71
Income taxes (net of refunds)	2	12

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2016, and December 31, 2015, and our results of operations, comprehensive income, and cash flows for the first quarters of 2016 and 2015 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first quarter of 2016, a committee of non-employee members of our Board of Directors granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP), as discussed below. Stock-based compensation expense was $27 million and $31 million during the first quarters of 2016 and 2015, respectively. The total tax effects recognized in income in relation to stock-based compensation expense were net benefits of $10 million for the first quarters of both 2016 and 2015.

Stock Options

In the first quarter of 2016, 691,310 options were granted under the LTIP and 302,320 options were granted under the TSOP. In each case, the grant price was $70.32 on the effective date of the grant, and the options have a term that will not exceed ten years. The options granted under the LTIP and the TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee's retirement or death. Holders of options granted under the LTIP who remain actively employed receive cash dividend equivalent payments during the four year vesting period in an amount equal to the regular quarterly dividends paid on Norfolk Southern common stock (Common Stock). Dividend equivalent payments are not made on the TSOP options.

The fair value of each option award was measured on the date of grant using a lattice-based option valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock. Historical data is used to estimate option exercises and employee terminations within the valuation model. The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. A dividend yield of zero was used for LTIP options during the vesting period.  A dividend yield of 3.37% was used for all vested LTIP options and all TSOP options.

The assumptions for the 2016 LTIP and TSOP grants are shown in the following table:

Average expected volatility	27%
Average risk-free interest rate	2.00%
Average expected option term LTIP	8.9 years
Per-share grant-date fair value LTIP	$19.92
Average expected option term TSOP	8.6 years
Per-share grant-date fair value TSOP	$14.75

For the first quarter of 2016, options relating to 213,914 shares were exercised, yielding $10 million of cash proceeds and $1 million of excess tax benefit recognized in the “Provision for income taxes.” For the first quarter of 2015, options relating to 241,404 shares were exercised, yielding $12 million of cash proceeds and $3 million of excess tax benefit, which was recognized as additional paid-in capital.

Restricted Stock Units

During the first quarter of 2016, there were 135,390 RSUs granted with a grant-date fair value of $70.32 and a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

During the first quarter of 2016, 175,500 of the RSUs granted in 2011 vested, with 103,936 shares of Common Stock issued net of minimum withholding taxes. During the first quarter of 2015, 166,750 of the RSUs granted in 2010 vested, with 99,337 shares of Common Stock issued net of minimum withholding taxes.  The total related excess tax benefits were less than $1 million for the first quarter of 2016, which was recognized in the “Provision for income taxes,” and $3 million for the first quarter of 2015, which was recognized as additional paid-in capital.

Performance Share Units

PSUs provide for awards based on achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. During the first quarter of 2016, there were 1,036,120 PSUs granted. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The weighted-average grant-date fair value of the PSUs was $52.55, with the market condition fair value measured on the date of grant using a Monte Carlo simulation model.

During the first quarter of 2016, 406,038 of the PSUs granted in 2013 were earned, with 241,757 shares of Common Stock issued net of minimum withholding taxes. For the first quarter of 2015, 236,601 of the PSUs granted in 2012 were earned, with 141,386 shares of Common Stock issued net of minimum withholding taxes.  The total related excess tax benefits were $3 million for the first quarter of 2016, which was recognized in the “Provision for income taxes,” and $3 million for the first quarter of 2015, which was recognized as additional paid-in capital.

2.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2016	2015	2016	2015
	($ in millions, except per share amounts, shares in millions)

Net income	$387	$310	$387	$310
Dividend equivalent payments	(1)	(2)	(1)	(1)

Income available to common stockholders	$386	$308	$386	$309

Weighted-average shares outstanding	297.2	306.8	297.2	306.8
Dilutive effect of outstanding options
and share-settled awards			1.7	2.8

Adjusted weighted-average shares outstanding			298.9	309.6

Earnings per share	$1.30	$1.01	$1.29	$1.00

During the first quarters of 2016 and 2015, dividend equivalent payments were made to holders of LTIP stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of these stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 1.5 million in 2016 and none in 2015.

3.  Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at March 31, 2016, and December 31, 2015, amounted to 20,320,777 shares, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss
The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2015	$(367)		$(78)	$(445)
Other comprehensive income (loss):
Amounts reclassified into net income	7	(1)	—	7
Net loss	—		(1)	(1)
Tax expense	(3)		—	(3)

Other comprehensive income (loss)	4		(1)	3

March 31, 2016	$(363)		$(79)	$(442)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2014	$(320)		$(78)	$(398)
Other comprehensive income (loss):
Amounts reclassified into net income	10	(1)	—	10
Net loss	—		(4)	(4)
Tax expense	(3)		—	(3)

Other comprehensive income (loss)	7		(4)	3

March 31, 2015	$(313)		$(82)	$(395)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 6, “Pensions and Other Postretirement Benefits,” for additional information.

4.  Stock Repurchase Program

We repurchased and retired 2.6 million and 3.9 million shares of Common Stock under our stock repurchase program in the first quarters of 2016 and 2015, respectively, at a cost of $200 million and $415 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 153.7 million shares at a total cost of $9.7 billion.

5.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.2 billion at March 31, 2016 and $1.1 billion at December 31, 2015.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for the operation of the Shared Assets Areas totaling $39 million and $37 million for the first quarters of 2016 and 2015, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $11 million and $10 million for the first quarters of 2016 and 2015, respectively.

“Accounts payable” includes $85 million at March 31, 2016, and $71 million at December 31, 2015, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $280 million at both March 31, 2016 and December 31, 2015, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

Along with eight other railroads, we jointly own TTX Company (formerly Trailer Train Company). We have a 19.65% ownership interest in TTX, which is engaged in the business of managing a fleet of standardized types of railroad flatcars for railroads in the United States.

We pay TTX a monthly fee for use of certain equipment, included in “Purchased services and rents.” For the first quarters of 2016 and 2015, this amounted to $58 million and $53 million of expense, respectively. Offsetting these amounts, our equity in the earnings of TTX, also included in “Purchased services and rents” totaled $5 million and $2 million for the first quarters of 2016 and 2015, respectively.

6.  Pensions and Other Postretirement Benefits

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

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2016	2015	2016	2015
	($ in millions)

Service cost	$9	$10	$1	$2
Interest cost	20	24	4	5
Expected return on plan assets	(43)	(41)	(4)	(5)
Amortization of net losses	13	16	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net cost (benefit)	$(1)	$9	$(5)	$(4)

Effective January 1, 2016, we began using a spot rate approach to estimate the service cost and interest cost components of net periodic benefit cost for our pension and other postretirement benefits plans rather than a single weighted-average discount rate. This change in estimate resulted in a $6 million reduction in service and interest cost in the first quarter of 2016.

7.  Fair Value

Fair Value Measurements

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at March 31, 2016, or December 31, 2015.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$179	$206	$162	$190
Long-term debt, including current maturities	(9,398)	(11,117)	(9,893)	(11,124)

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

	Level 1	Level 2	Total
	($ in millions)

March 31, 2016
Long-term investments	$67	$139	$206
Long-term debt, including current maturities	(11,012)	(105)	(11,117)

December 31, 2015
Long-term investments	$49	$141	$190
Long-term debt, including current maturities	(11,022)	(102)	(11,124)

8.  Commitments and Contingencies

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

One of our customers, Sunbelt Chlor Alkali Partnership (Sunbelt), filed a rate reasonableness complaint before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor. The STB’s findings remain subject to technical corrections, request for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related accidental injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.

Employee personal injury claims – The largest component of casualties and other claims expense is employee personal injury costs. The independent actuarial firm engaged by us provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense. The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability, which includes amounts for incurred but unasserted claims. We adjust the liability quarterly based upon our assessment and the results of the study. Our estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes, and as such the actual loss may vary from the estimated liability recorded.

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

Third-party claims – We record a liability for third-party claims, including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage, and lading damage. The actuarial firm assists us with the calculation of potential liability for third-party claims, except lading damage, based upon our experience including the number and timing of incidents, amount of payments, settlement rates, number of open claims, and legal defenses. The actuarial estimate includes a provision for claims that have been incurred but not reported. We adjust the liability quarterly based upon our assessment and the results of the study. Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and its amount can be reasonably estimated.  Claims, if any, against third parties, for recovery of cleanup costs we have incurred are reflected as receivables (when collection is probable) in the Consolidated Balance Sheets and are not netted against the associated liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  We have an Environmental Policy Council, composed of senior managers, to oversee and interpret our environmental policy.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $68 million at March 31, 2016, and $69 million at December 31, 2015 (of which $15 million are classified as current liabilities at both March 31, 2016, and December 31, 2015). At March 31, 2016, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 143 known locations and projects compared with 145 locations and projects at December 31, 2015. At March 31, 2016, 14 sites accounted for $41 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  We are currently self-insured up to $50 million and above $1.1 billion ($1.5 billion for specific perils) per occurrence and/or policy year for bodily injury and property damage to third parties and up to $25 million and above $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

9. New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” We adopted the provisions of this ASU during the first quarter of 2016. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $4 million recognized in the “Provision for income taxes” line item. The classification requirements on the Consolidated Statements of Cash Flows for the adoption of ASU 2016-09 resulted in a $21 million increase in “Current liabilities other than debt” within the operating activities section and a corresponding decrease in “Common stock transactions” within the financing activities section for the first quarter of 2016. We retrospectively presented the Consolidated Statements of Cash Flows for the first quarter of 2015 to reflect a $26 million increase in “Current liabilities other than debt” within the operating activities section and a corresponding decrease in “Common stock transactions” within the financing activities section. ASU 2016-09 did not have a material effect on our consolidated financial statements or related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet rather than as separate current and noncurrent amounts. We adopted the provisions of this ASU during the first quarter of 2016 and applied it retrospectively. The adoption of ASU 2015-17 resulted in the presentation of $86 million of current deferred income tax assets as a reduction of “Deferred income taxes” in the long-term liabilities section of the Consolidated Balance Sheet at March 31, 2016. We retrospectively presented the December 31, 2015 Consolidated Balance Sheet and related disclosures to reflect the reclassification of $121 million of deferred income tax assets from “Deferred income taxes” in the current assets section of the balance sheet to “Deferred income taxes” in the long-term liabilities section of the balance sheet. There was no other impact on our consolidated financial statements or related disclosures from the adoption of ASU 2015-17.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements.  When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update will replace most existing revenue recognition guidance in GAAP and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our annual and interim reporting periods beginning January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Through continued focus on streamlining operations and improving network performance, we achieved a record first-quarter railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 70.1%. During the quarter we successfully combined two operating divisions and implemented multiple cost control initiatives, which allowed us to trim expenses across several categories while maintaining strong network fluidity and achieving near all-time best service levels. We continue to focus on executing our strategic plan and believe we are well positioned to achieve productivity savings of about $200 million and an operating ratio below 70% this year.

SUMMARIZED RESULTS OF OPERATIONS

First quarter 2016 net income was $387 million, up $77 million, or 25%, compared with the same period last year.  The increase in net income reflected higher income from railway operations, up $117 million, or 19%, primarily due to a $264 million, or 13%, decrease in railway operating expenses resulting from the drop in oil prices, which significantly reduced fuel expense, in addition to lower employee levels and less material usage driven primarily from service improvements and cost control initiatives. This decrease was partially offset by a decline in operating revenues as a result of depressed coal volumes and lower average revenue per unit (driven primarily by reduced fuel surcharge revenues offset in part by price increases).  The railway operating ratio improved to 70.1% for the first quarter of 2016, compared with 76.4% for the first quarter of 2015.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

First quarter railway operating revenues were $2.4 billion in 2016, down $147 million, or 6%, compared with the first quarter of 2015.  As shown in the following table, the decrease in revenue resulted from lower average revenue per unit (driven by reduced fuel surcharge revenues, which were down $114 million) and volume declines, primarily the result of lower coal volumes.

First Quarter
2016 vs. 2015
Decrease
($ in millions)

Revenue per unit	$(83)
Volume (units)	(64)

Total	$(147)

Over 85% of our revenue base is covered by negotiated fuel surcharges, and revenues associated with these surcharges totaled $49 million and $163 million in the first quarters of 2016 and 2015, respectively. Fuel surcharge revenues are typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD). Although the revenue base covered by each program is split about evenly, because WTI price levels were below most of our surcharge trigger points during the first quarter of 2016, OHD accounted for about 90% of our fuel surcharge revenues. All of our WTI-related fuel surcharge revenue and less than 10% of our OHD-related fuel surcharge revenue is on a two-month lag. This two-month lag increased fuel surcharge revenues by $3 million and $24 million for the first quarters of 2016 and 2015, respectively. Should the current fuel price environment persist for the remainder of the year, we expect fuel surcharge revenue to be lower than 2015.

Revenues, units, and average revenue per unit for our market groups were as follows:

	First Quarter
	Revenues		Units		Revenue per Unit
	2016	2015	2016	2015	2016	2015
	($ in millions)		(in thousands)		($ per unit)

Merchandise:
Chemicals	$419	$432	120.6	127.3	$3,476	$3,390
Agriculture/consumer/gov’t	386	374	151.4	150.0	2,550	2,495
Metals and construction	300	310	154.9	152.5	1,934	2,031
Automotive	254	219	113.3	95.7	2,241	2,291
Paper/clay/forest	190	185	73.0	72.5	2,603	2,552
Merchandise	1,549	1,520	613.2	598.0	2,526	2,541

Intermodal	522	592	929.1	926.7	562	639

Coal	349	455	214.8	277.4	1,626	1,642

Total	$2,420	$2,567	1,757.1	1,802.1	1,378	1,425

Merchandise

Merchandise revenues increased $29 million, or 2%, in the first quarter compared with the same period last year, reflecting 3% higher volumes, offset in part by a 1% decline in average revenue per unit (primarily due to reduced fuel surcharge revenues, which lowered average revenue per unit by $75, offset in part by pricing increases).

Automotive volume grew 18%, primarily driven by increased automotive parts business and growth in the production of North American light vehicles, against weak volumes in the first quarter of 2015.

Metals and construction volume increased 2%, reflecting more shipments of aggregates as a result of higher demand in the construction sector and milder winter weather allowing for inventory rebuilds. Coil steel carloads were also up over prior year from growth in the automotive market and commercial gains with key customers. Cement traffic rose as a result of more construction activity due to mild winter weather and market share gains. These increases were offset in part by declines in steel shipments, driven by reduced steel production due to global over-supply and imports, as well as lower demand for materials used in gas and oil drilling and pipeline construction.

Paper, clay, and forest products volume rose 1%, reflecting higher carloads of lumber, kaolin, and woodchips driven by growth in the construction sector, inventory restocking, and increases in export wood pellets, offset in part by declines in municipal waste and paper volumes as a result of market share loss and further contraction of the paper market.

Agriculture, consumer products, and government volume rose 1%, reflecting higher volumes of ethanol shipments due to greater gasoline consumption due to increased demand.  This increase was partially offset by declines in feed shipments due to market share losses and lower corn volumes resulting from customer sourcing changes.

Chemicals volume declined 5%, largely driven by fewer shipments of crude oil originated from the Bakken oil fields, partially offset by more shipments of liquefied petroleum gas and plastics.

One of our customers, Sunbelt, filed a rate reasonableness complaint before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011 we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor. The STB’s findings remain subject to technical corrections, request for reconsideration, and appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

Merchandise revenues for the remainder of the year are expected to increase compared to last year due to higher average revenue per unit (driven by higher prices offset in part by lower fuel surcharge revenue), notwithstanding lower volumes, primarily the result of decreased chemical and automotive shipments.

Intermodal

Intermodal revenues were $70 million, or 12%, lower in the first quarter compared with the same period last year. The decrease reflected a 12% decline in average revenue per unit, primarily the result of reduced fuel surcharge revenues (which lowered average revenue per unit by $54) and changes in the business mix due to the Triple Crown Services (TCS) subsidiary restructuring. Volume was relatively flat for the first quarter compared with the same period last year, as volume losses from the restructuring of our TCS subsidiary were offset by growth in our international business.

Intermodal units by market were as follows:

	First Quarter
	2016	2015
	(units in thousands)

Domestic (excluding Triple Crown)	550.8	548.9
Triple Crown	19.5	66.3
Total Domestic	570.3	615.2
International	358.8	311.5

Total	929.1	926.7

Total domestic volume decreased 7% in the first quarter of 2016. The decline was the result of the restructuring of our TCS subsidiary, offset in part by volume growth from continued highway conversions, growth in existing accounts, and new business.  International volume grew 15% in the first quarter due to increased demand from existing customers and market share gains.

Intermodal revenues for the remainder of the year are expected to be lower compared to last year due to lower average revenue per unit (a result of the restructuring of our TCS subsidiary and reduced fuel surcharge revenues, offset in part by price increases), partially offset by higher volumes.

Coal

Coal revenues decreased $106 million, or 23%, in the first quarter, compared with the same period last year, reflecting 23% lower volumes. Average revenue per unit declined just 1% despite the sharp drop in fuel surcharges (which lowered average revenue per unit by $64), reflecting the favorable impact of liquidated damages for volume deficits.

Coal tonnage by market was as follows:

	First Quarter
	2016	2015
	(tons in thousands)

Utility	15,404	20,114
Export	3,699	5,311
Domestic metallurgical	2,959	3,145
Industrial	1,675	1,983

Total	23,737	30,553

Utility coal tonnage decreased 23% in the first quarter driven by high stockpiles and limited coal burn due to mild winter weather and sustained lower natural gas prices.  Export coal tonnage declined 30%, driven by strong competition faced by U.S. coal suppliers as excess coal supply, depressed coal prices, and a strong U.S. dollar continued to further reduce demand for U.S. export coal.  Domestic metallurgical coal tonnage dropped 6%, reflecting customer sourcing changes. Industrial coal tonnage fell 16% as a result of natural gas conversions and decreased coal burn.

Coal revenues for the remainder of the year are expected to be lower than last year due to a decrease in volumes.

Railway Operating Expenses

First-quarter railway operating expenses were $1.7 billion in 2016, down $264 million, or 13%, compared with the same period last year.

The following table shows the changes in railway operating expenses summarized by major classifications:

First Quarter
2016 vs. 2015
Increase (Decrease)
($ in millions)

Fuel	$(115)
Compensation and benefits	(60)
Materials and other	(52)
Purchased services and rents	(44)
Depreciation	7

Total	$(264)

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $115 million, or 44%, primarily the result of lower locomotive fuel prices (down 37%) and reduced locomotive fuel consumption (down 4%).

Compensation and benefits expense decreased $60 million, or 8%, reflecting changes in:

•	employee levels, including decreased overtime and trainees (down $45 million),

•	payroll taxes (down $13 million),

•	labor agreement signing bonus in first-quarter 2015 ($11 million),

•	pension costs (down $10 million), and

•	health and welfare benefit costs for agreement employees (up $15 million).

Average rail headcount for the quarter was down by about 1,900 compared with first quarter 2015. We expect to modestly increase headcount as business levels increase sequentially in the coming quarters, and we now expect average headcount for the full year to be about 1,500 below the 2015 average.

Materials and other expenses declined $52 million, or 21%, as follows:

	First Quarter
	2016	2015
	($ in millions)

Materials	$80	$122
Casualties and other claims	33	36
Other	81	88

Total	$194	$246

Material usage costs decreased primarily due to a decline in locomotive, freight car and roadway repair costs associated with cost control initiatives and improved asset utilization. Going forward, we expect continued favorability in the year-over-year comparison for materials expenses of about $10 million per quarter, reflecting a more normalized level of maintenance activities. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters.  Declines in the first quarter were driven by reduced environmental remediation costs as a result of less unfavorable development for our environmental liabilities. Lower travel costs drove the decrease in other expense.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. This category of expenses declined $44 million, or 10%, driven primarily by lower TCS operational costs and decreased maintenance and repair expense.

The following table shows the components of purchased services and rents expenses:

	First Quarter
	2016	2015
	($ in millions)

Purchased services	$300	$341
Equipment rents	79	82

Total	$379	$423

Other Income - Net

Other income - net decreased $5 million in the first quarter of 2016. The decrease reflects higher legal and advisory fees offset in part by increased returns from corporate-owned life insurance.

Provision for Income Taxes

The first-quarter effective income tax rate was 35.5%, compared with 37.4% for the same period last year. The lower effective tax rate this year reflects favorable tax benefits on stock-based compensation, a favorable reduction in deferred taxes for state tax law changes, and higher corporate-owned life insurance proceeds. For the remaining quarters of the year, we continue to expect about a 37% effective income tax rate.

IRS examinations have been completed for all years prior to 2013.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $879 million for the first quarter of 2016, compared with $631 million for the same period of 2015, primarily reflecting reduced incentive compensation payments and improved operating results.

We had working capital of $135 million at March 31, 2016, compared with working capital of $281 million at December 31, 2015, reflecting the use of cash on hand to pay down debt. Cash and cash equivalents totaled $589 million at March 31, 2016, and were invested in accordance with our corporate investment policy. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. There have been no material changes to the information on our future obligations contained in our Form 10-K for the year ended December 31, 2015.

Cash used in investing activities was $408 million for the first quarter of 2016, compared with $378 million in the same period last year, primarily reflecting higher investments in corporate-owned life insurance. Property additions for 2016 are expected to total $2.0 billion.

Cash used in financing activities was $983 million in the first quarter of 2016, compared with $702 million in the same period last year, the increase being driven primarily by higher debt repayments offset in part by lower share repurchase activity. We repurchased 2.6 million shares of Common Stock, totaling $200 million, in the first quarter of 2016, compared to 3.9 million shares, totaling $415 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 43.7% at March 31, 2016, and 45.3% at December 31, 2015.

We also have in place and available a $750 million, five-year credit agreement expiring in December 2016, which provides for borrowings at prevailing rates and includes covenants.  We had no amounts outstanding under this facility at March 31, 2016 and December 31, 2015, and are in compliance with all of its covenants.  We have a $350 million accounts receivable securitization program with a two-year term that runs until October 2016. There was $100 million and $200 million outstanding under this program at March 31, 2016, and December 31, 2015, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of our Board of Directors. There have been no significant changes to the application of critical accounting estimates disclosure contained in our Form 10-K at December 31, 2015.

OTHER MATTERS

Labor Agreements

More than 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act (Act), these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC).  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

Beginning in late 2014, the NCCC and the various unions exchanged new proposals to begin the current round of national negotiations.  The unions have formed three separate bargaining coalitions and negotiations are ongoing with all three coalitions.  In the case of the Transportation Communications Union led coalition, the negotiations are being assisted by mediators from the National Mediation Board.  Separately, in January 2015 we reached an agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET) which represents approximately 20% of our union workforce.  Changes to the BLET benefit plan will be bargained nationally through the NCCC.

New Accounting Pronouncements

For a detailed discussion of new accounting pronouncements, see Note 9.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections.  While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed under “Risk Factors” in our latest Form 10-K, as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Copies of our press releases and additional information about us is available at www.norfolksouthern.com, or you can contact Norfolk Southern Corporation Investor Relations by calling 757-629-2861.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2016.  Based on such evaluation, our officers have concluded that, at March 31, 2016, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2015 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2016	133,078	70.52	129,091	23,789,424
February 1-29, 2016	1,259,668	72.25	1,259,668	22,529,756
March 1-31, 2016	1,251,695	80.19	1,248,321	21,281,435

Total	2,644,441		2,637,080

(1)	Of this amount, 7,361 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 29 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 22, 2016	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 22, 2016	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended February 22, 2016, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on February 22, 2016.

10.1*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on February 18, 2016.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2016, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarters of 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the first quarters of 2016 and 2015; (iii) the Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the first quarters of 2016 and 2015; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.