Form 10-Q
period 2016-09-30
NORFOLK SOUTHERN CORP
filed 2016-10-26
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common Stock ($1.00 par value per share)	291,942,235 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES (NS)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	($ in millions, except per share amounts)

Railway operating revenues	$2,524	$2,713	$7,398	$7,993

Railway operating expenses:
Compensation and benefits	691	702	2,081	2,209
Purchased services and rents	386	451	1,149	1,312
Fuel	181	221	504	740
Depreciation	258	275	767	767
Materials and other	188	242	584	723

Total railway operating expenses	1,704	1,891	5,085	5,751

Income from railway operations	820	822	2,313	2,242

Other income – net	29	39	49	79
Interest expense on debt	144	137	421	403

Income before income taxes	705	724	1,941	1,918

Provision for income taxes	245	272	689	723

Net income	$460	$452	$1,252	$1,195

Per share amounts:
Net income
Basic	$1.56	$1.50	$4.23	$3.93
Diluted	1.55	1.49	4.21	3.90

Dividends	0.59	0.59	1.77	1.77

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	($ in millions)

Net income	$460	$452	$1,252	$1,195
Other comprehensive income, before tax:
Pension and other postretirement benefits	7	10	20	31
Other comprehensive loss of equity
investees	—	—	—	(4)

Other comprehensive income, before tax	7	10	20	27
Income tax expense related to items of other
comprehensive income	(3)	(3)	(8)	(11)

Other comprehensive income, net of tax	4	7	12	16

Total comprehensive income	$464	$459	$1,264	$1,211

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$984	$1,101
Accounts receivable – net	960	946
Materials and supplies	301	271
Other current assets	72	194
Total current assets	2,317	2,512

Investments	2,779	2,572
Properties less accumulated depreciation of $11,663 and
$11,478, respectively	29,467	28,992
Other assets	69	63

Total assets	$34,632	$34,139

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,131	$1,091
Short-term debt	—	200
Income and other taxes	218	203
Other current liabilities	333	237
Current maturities of long-term debt	550	500
Total current liabilities	2,232	2,231

Long-term debt	9,555	9,393
Other liabilities	1,322	1,385
Deferred income taxes	9,127	8,942
Total liabilities	22,236	21,951

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 291,942,235 and 297,795,016 shares,
respectively, net of treasury shares	293	299
Additional paid-in capital	2,169	2,143
Accumulated other comprehensive loss	(433)	(445)
Retained income	10,367	10,191

Total stockholders’ equity	12,396	12,188

Total liabilities and stockholders’ equity	$34,632	$34,139

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2016	2015
	($ in millions)

Cash flows from operating activities:
Net income	$1,252	$1,195
Reconciliation of net income to net cash provided by operating activities:
Depreciation	770	770
Deferred income taxes	177	56
Gains and losses on properties and investments	(38)	(20)
Changes in assets and liabilities affecting operations:
Accounts receivable	8	(48)
Materials and supplies	(30)	(52)
Other current assets	130	295
Current liabilities other than debt	149	88
Other – net	(106)	(76)

Net cash provided by operating activities	2,312	2,208

Cash flows from investing activities:
Property additions	(1,304)	(1,777)
Property sales and other transactions	87	43
Investment purchases	(119)	(5)
Investment sales and other transactions	6	32

Net cash used in investing activities	(1,330)	(1,707)

Cash flows from financing activities:
Dividends	(523)	(537)
Common stock transactions	33	1
Purchase and retirement of common stock	(603)	(997)
Proceeds from borrowings – net	594	594
Debt repayments	(600)	(102)

Net cash used in financing activities	(1,099)	(1,041)

Net decrease in cash and cash equivalents	(117)	(540)

Cash and cash equivalents:
At beginning of year	1,101	973

At end of period	$984	$433

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$337	$320
Income taxes (net of refunds)	409	350

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2016, and December 31, 2015, our results of operations and comprehensive income for the third quarters and first nine months of 2016 and 2015, and our cash flows for the first nine months of 2016 and 2015 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

During the first, second, and third quarters of 2016, a committee of non-employee members of our Board of Directors (and the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP), as discussed below. Stock-based compensation expense was $7 million and $3 million during the third quarters of 2016 and 2015, respectively. Stock-based compensation expense was $42 million and $38 million for the first nine months of 2016 and 2015, respectively. The total tax effects recognized in income in relation to stock-based compensation expense were net benefits of $2 million and $1 million for the third quarters of 2016 and 2015, respectively, and net benefits of $15 million and $12 million for the first nine months of 2016 and 2015, respectively.

Stock Options

In the first quarter of 2016, 691,310 options were granted under the LTIP and 302,320 options were granted under the TSOP, each with a grant price of $70.32 on the effective date of the grant. In the third quarter of 2016, 2,980 options were granted under the LTIP with a grant price of $89.48 on the effective date of the grant. In each case, the options have a term that will not exceed ten years.  The options granted under the LTIP and the TSOP may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before the anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee's retirement or death. Holders of options granted under the LTIP who remain actively employed receive cash dividend equivalent payments during the four year vesting period in an amount equal to the regular quarterly dividends paid on Norfolk Southern common stock (Common Stock). Dividend equivalent payments are not made on the TSOP options.

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

For the third quarter of 2016, options relating to 633,931 shares were exercised, yielding $32 million of cash proceeds and $6 million of excess tax benefit recognized in the “Provision for income taxes.” For the third quarter of 2015, options relating to 41,134 shares were exercised, yielding $2 million of cash proceeds and less than $1 million of excess tax benefit, which was recognized as additional paid-in capital.

For the first nine months of 2016, options relating to 1,003,848 shares were exercised, yielding $50 million of cash proceeds and $8 million of tax benefit recognized in the “Provision for income taxes.” For the first nine months of 2015, options relating to 372,807 shares were exercised, yielding $19 million of cash proceeds and $4 million of tax benefit, which was recognized as additional paid-in capital.

Restricted Stock Units

During the first and third quarters of 2016, there were 135,390 and 860 RSUs granted, respectively, with grant-date fair values of $70.32 and $89.48, respectively. In each case, the RSUs have a five-year restriction period that will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

No RSUs were earned or paid out during the third quarters of 2016 or 2015. During the first nine months of 2016, 175,500 of the RSUs granted in 2011 vested, with 103,936 shares of Common Stock issued net of minimum withholding taxes. For the first nine months of 2015, 166,750 of the RSUs granted in 2010 vested, with 99,337 shares of Common Stock issued net of minimum withholding taxes.  The total related excess tax benefits were less than $1 million and $1 million for the third quarter and first nine months of 2016, respectively, and were recognized in the “Provision for income taxes,” and less than $1 million and $4 million for the third quarter and first nine months of 2015, respectively, recognized as additional paid-in capital.

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

No PSUs were earned or paid out in the third quarters of 2016 and 2015. During the first nine months of 2016, 406,038 of the PSUs granted in 2013 were earned, with 241,757 shares of Common Stock issued net of minimum withholding taxes. For the first nine months of 2015, 236,601 of the PSUs granted in 2012 were earned, with 141,386 shares of Common Stock issued net of minimum withholding taxes.  The total related excess tax benefits were $3 million for the first nine months of 2016, which was recognized in the “Provision for income taxes,” and $3 million for the first nine months of 2015, which was recognized as additional paid-in capital.

2.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2016	2015	2016	2015
	($ in millions, except per share amounts, shares in millions)

Net income	$460	$452	$460	$452
Dividend equivalent payments	(3)	(2)	(2)	(1)

Income available to common stockholders	$457	$450	$458	$451

Weighted-average shares outstanding	292.7	300.1	292.7	300.1
Dilutive effect of outstanding options
and share-settled awards			2.0	2.4

Adjusted weighted-average shares outstanding			294.7	302.5

Earnings per share	$1.56	$1.50	$1.55	$1.49

	Basic		Diluted
	First Nine Months
	2016	2015	2016	2015
	($ in millions, except per share amounts, shares in millions)

Net income	$1,252	$1,195	$1,252	$1,195
Dividend equivalent payments	(5)	(5)	(4)	(3)

Income available to common stockholders	$1,247	$1,190	$1,248	$1,192

Weighted-average shares outstanding	294.9	303.2	294.9	303.2
Dilutive effect of outstanding options
and share-settled awards			1.8	2.6

Adjusted weighted-average shares outstanding			296.7	305.8

Earnings per share	$4.23	$3.93	$4.21	$3.90

During the third quarters and first nine months of 2016 and 2015, dividend equivalent payments were made to holders of LTIP stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of these stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:

Period	2016	2015
	(in millions)
1st Quarter	1.5	—
2nd Quarter	1.5	0.7
3rd Quarter	1.5	1.5

3. Accumulated Other Comprehensive Loss
The components of “Other comprehensive income” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2015	$(367)		$(78)	$(445)

Other comprehensive income (loss):
Amounts reclassified into net income	7	(1)	—	7
Net loss	—		(1)	(1)
Tax expense	(3)		—	(3)

Other comprehensive income (loss)	4		(1)	3

March 31, 2016	$(363)		$(79)	$(442)

Other comprehensive income (loss):
Amounts reclassified into net income	6	(1)	—	6
Net gain	—		1	1
Tax expense	(2)		—	(2)

Other comprehensive income	4		1	5

June 30, 2016	$(359)		$(78)	$(437)

Other comprehensive income (loss):
Amounts reclassified into net income	7	(1)	—	7
Tax expense	(3)		—	(3)

Other comprehensive income	4		—	4

September 30, 2016	$(355)		$(78)	$(433)

	Pensions and Other Postretirement Benefits		Other Comprehensive Loss of Equity Investees	Accumulated Other Comprehensive Loss
	($ in millions)

December 31, 2014	$(320)		$(78)	$(398)

Other comprehensive income (loss):
Amounts reclassified into net income	10	(1)	—	10
Net loss	—		(4)	(4)
Tax expense	(3)		—	(3)

Other comprehensive income (loss)	7		(4)	3

March 31, 2015	$(313)		$(82)	$(395)

Other comprehensive income (loss):
Amounts reclassified into net income	11	(1)	—	11
Tax expense	(5)		—	(5)

Other comprehensive income	6		—	6

June 30, 2015	$(307)		$(82)	$(389)

Other comprehensive income (loss):
Amounts reclassified into net income	$10	(1)	$—	$10
Tax expense	(3)		—	(3)

Other comprehensive income	7		—	7

September 30, 2015	$(300)		$(82)	$(382)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 7, “Pensions and Other Postretirement Benefits,” for additional information.

4.  Stock Repurchase Program

We repurchased and retired 7.2 million and 10.3 million shares of Common Stock under our stock repurchase program in the first nine months of 2016 and 2015, respectively, at a cost of $603 million and $997 million, respectively. The timing and volume of purchases is guided by our assessment of market conditions and other pertinent factors. Any near-term share repurchases are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings. Since the beginning of 2006, we have repurchased and retired 158.3 million shares at a total cost of $10.1 billion.

5.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.2 billion at September 30, 2016, and $1.1 billion at December 31, 2015.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses for amounts due to CRC for the operation of the Shared Assets Areas totaling $38 million and $39 million for the third quarters of 2016 and 2015, respectively, and $113 million and $116 million for the first nine months of 2016 and 2015, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $15 million and $9 million for the third quarters of 2016 and 2015, respectively, and $37 million and $32 million for the first nine months of 2016 and 2015, respectively.

“Accounts payable” includes $118 million at September 30, 2016, and $71 million at December 31, 2015, due to Conrail for the operation of the Shared Assets Areas. In addition, “Other liabilities” includes $280 million at both September 30, 2016, and December 31, 2015, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents.” This amounted to $56 million of expense for the third quarters of both 2016 and 2015, and $170 million and $162 million for the first nine months of 2016 and 2015, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $8 million and $6 million for the third quarters of 2016 and 2015, respectively, and $18 million and $15 million for the first nine months of 2016 and 2015, respectively.

6.  Debt

During the second quarter of 2016, NS issued $600 million of 2.9% senior notes due 2026. In May 2016, we renewed our five-year credit agreement, extending the facility until May 2021. In June 2016, we renewed and amended our accounts receivable securitization facility, extending it until June 2018.

7.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees. We also provide specified health care and life insurance benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, for those participants who are not Medicare-eligible, a defined percentage of health care expenses is covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies. Those participants who are Medicare-eligible are not covered under the self-insured retiree health care plan, but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses. Pension and postretirement benefit cost components for the third quarter and first nine months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2016	2015	2016	2015
	($ in millions)

Service cost	$9	$10	$2	$2
Interest cost	20	23	4	5
Expected return on plan assets	(43)	(41)	(4)	(4)
Amortization of net losses	13	16	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net cost (benefit)	$(1)	$8	$(4)	$(3)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2016	2015	2016	2015
	($ in millions)
Service cost	$27	$30	$5	$6
Interest cost	61	70	12	15
Expected return on plan assets	(129)	(124)	(13)	(14)
Amortization of net losses	38	49	—	—
Amortization of prior service benefit	—	—	(18)	(18)

Net cost (benefit)	$(3)	$25	$(14)	$(11)

Effective January 1, 2016, we began using a spot rate approach to estimate the service cost and interest cost components of net periodic benefit cost for our pension and other postretirement benefits plans rather than a single weighted-average discount rate. This change in estimate resulted in reductions in service and interest cost of $6 million and $19 million in the third quarter and first nine months of 2016, respectively.

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at September 30, 2016, or December 31, 2015.

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$186	$211	$162	$190
Long-term debt, including current maturities	(10,105)	(12,307)	(9,893)	(11,124)

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

	Level 1	Level 2	Total
	($ in millions)

September 30, 2016
Long-term investments	$73	$138	$211
Long-term debt, including current maturities	(12,104)	(203)	(12,307)

December 31, 2015
Long-term investments	$49	$141	$190
Long-term debt, including current maturities	(11,022)	(102)	(11,124)

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

One of our chemical customers, Sunbelt Chlor Alkali Partnership (Sunbelt), filed a rate reasonableness complaint before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor. In June 2016, the STB resolved petitions for reconsideration.  The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $64 million at September 30, 2016, and $69 million at December 31, 2015 (of which $15 million are classified as current liabilities at both September 30, 2016, and December 31, 2015). At September 30, 2016, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 137 known locations and projects, compared with 145 known locations and projects at December 31, 2015. At September 30, 2016, 15 sites accounted for $41 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At ten locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

10. New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” We adopted the provisions of this ASU during the first quarter of 2016. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $12 million recognized in the “Provision for income taxes” line item for the nine months ended September 30, 2016. The classification requirements on the Consolidated Statements of Cash Flows for the adoption of ASU 2016-09 resulted in a $29 million increase in “Current liabilities other than debt” within the operating activities section and a corresponding decrease in “Common stock transactions” within the financing activities section for the first nine months of 2016. We retrospectively presented the Consolidated Statements of Cash Flows for the first nine months of 2015 to reflect a $29 million increase in “Current liabilities other than debt” within the operating activities section and a corresponding decrease in “Common stock transactions” within the financing activities section.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet rather than as separate current and noncurrent amounts. We adopted the provisions of this ASU during the first quarter of 2016 and applied it retrospectively. The adoption of ASU 2015-17 resulted in the presentation of $121 million of current deferred income tax assets as a reduction of “Deferred income taxes” in the long-term liabilities section of the Consolidated Balance Sheet at September 30, 2016. We retrospectively presented the December 31, 2015, Consolidated Balance Sheet to reflect the reclassification of $121 million of deferred income tax assets from “Deferred income taxes” in the current assets section of the balance sheet to “Deferred income taxes” in the long-term liabilities section of the balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  This update will replace most existing revenue recognition guidance in GAAP and require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our annual and interim reporting periods beginning January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are still evaluating the effects of ASU 2014-09, but we do not currently expect adoption of the standard will have a material effect on our consolidated financial statements.

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

Our third-quarter results reflect the continuing progress towards achieving the goals set forth in our strategic plan. Despite economic challenges, our third-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) improved 220 basis points over the same period last year, and our first nine-months operating ratio was record-setting. Sustaining a disciplined cost-control focus has allowed for additional expense reductions while maintaining near all-time best service levels and strong network fluidity. We remain committed to executing our strategic plan and believe we are well positioned to achieve productivity savings of about $250 million and an operating ratio below 70% this year.

SUMMARIZED RESULTS OF OPERATIONS

Third-quarter 2016 net income was $460 million, up $8 million, or 2%, compared with the same period last year, driven by lower operating expenses and reduced income taxes, offset in part by a decline in operating revenues. The operating expense decrease (down $187 million, or 10%) was primarily driven by cost control initiatives, lower fuel expense, the absence of restructuring costs incurred in 2015, and gains from the sale of surplus operating properties. The decline in operating revenues (down $189 million, or 7%) resulted from volume declines, primarily driven by reductions in energy-related markets and the restructuring of our Triple Crown Services (TCS) subsidiary, as well as lower average revenue per unit, driven by reduced fuel surcharges offset in part by price increases. The operating ratio improved to 67.5% for the third quarter of 2016, compared with 69.7% for the third quarter of 2015.

For the first nine months of 2016 net income was $1.3 billion, up $57 million, or 5%, compared with the same period last year. The increase was driven by lower operating expenses (down $666 million, or 12%), largely due to cost control initiatives, lower fuel expense, and service improvements, offset in part by lower railway operating revenues (down $595 million, or 7%) as a result of depressed coal volumes, restructuring of our TCS subsidiary, and lower average revenue per unit (driven primarily by reduced fuel surcharge revenues). The operating ratio improved to an all-time best 68.7% for the first nine months of 2016, compared with 72.0% for the same period of 2015.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Third-quarter railway operating revenues were $2.5 billion in 2016, down $189 million, or 7%, compared with last year.  For the first nine months, railway operating revenues were $7.4 billion, down $595 million, or 7%, compared with the same period last year.  As shown in the following table, the decreases in revenue resulted from volume declines, primarily driven by reductions in energy-related markets and the restructuring of our TCS subsidiary, as well as lower average revenue per unit, as the effects of reduced fuel surcharges and change in traffic mix more than offset price increases.

	Decrease
	Third Quarter	First Nine Months
	2016 vs. 2015	2016 vs. 2015
	($ in millions)

Volume (units)	$(104)	$(360)
Revenue per unit	(85)	(235)

Total	$(189)	$(595)

Our contracts include negotiated fuel surcharges, typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD).  Over 85% of our revenue base is covered by these negotiated fuel surcharges, with more than half tied to OHD. Revenues associated with these surcharges totaled $67 million and $113 million in the third quarters of 2016 and 2015, respectively, and $166 million and $395 million for the first nine months of 2016 and 2015, respectively. In both the third quarter and first nine months of 2016, OHD accounted for about 90% of our fuel surcharge revenue, primarily the result of WTI price levels below most of our surcharge trigger points. Should the current fuel price environment persist for the remainder of the year, we expect fuel surcharge revenue to continue to be lower than 2015, but to a lesser extent than in the first nine months.

Revenues, units, and average revenue per unit for our market groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2016	2015	2016	2015	2016	2015
	($ in millions)		(in thousands)		($ per unit)

Merchandise:
Chemicals	$408	$451	117.5	134.3	$3,473	$3,356
Agriculture/consumer/gov’t	380	380	147.6	152.9	2,577	2,488
Metals and construction	337	330	186.9	183.3	1,802	1,805
Automotive	236	246	106.8	109.7	2,217	2,246
Paper/clay/forest	191	203	71.7	77.8	2,655	2,595
Merchandise	1,552	1,610	630.5	658.0	2,462	2,447

Intermodal	575	621	993.5	999.5	579	622

Coal	397	482	238.2	278.8	1,666	1,726

Total	$2,524	$2,713	1,862.2	1,936.3	1,355	1,401

	First Nine Months
	Revenues		Units		Revenue per Unit
	2016	2015	2016	2015	2016	2015
	($ in millions)		(in thousands)		($ per unit)

Merchandise:
Chemicals	$1,253	$1,337	360.9	398.9	$3,472	$3,352
Agriculture/consumer/gov’t	1,149	1,133	447.0	456.6	2,571	2,482
Metals and construction	971	984	525.4	517.9	1,848	1,901
Automotive	738	719	332.8	316.6	2,219	2,271
Paper/clay/forest	567	584	216.3	227.5	2,620	2,564
Merchandise	4,678	4,757	1,882.4	1,917.5	2,485	2,481

Intermodal	1,635	1,846	2,874.4	2,926.1	569	631

Coal	1,085	1,390	663.0	831.9	1,636	1,671

Total	$7,398	$7,993	5,419.8	5,675.5	1,365	1,408

Merchandise

Merchandise revenues decreased $58 million, or 4%, in the third quarter and $79 million, or 2%, for the first nine months compared with the same periods last year, primarily driven by 4% and 2% declines in volumes, respectively. Average revenue per unit increased by 1% in the third quarter and was up slightly in the first nine months driven by price increases, offset in part by reduced fuel surcharge revenues (which lowered average revenue per unit by $20 and $41, respectively).

Chemicals volume declined 13% in the third quarter and 10% for the first nine months, reflecting fewer shipments of crude oil originated from the Bakken oil fields, in addition to decreased chlor-alkali and rock salt traffic as the result of market consolidations and softened demand. For the first nine months, these declines were partially offset by more shipments of coal ash and plastics.

One of our chemical customers, Sunbelt, filed a rate reasonableness complaint before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor. In June 2016, the STB resolved petitions for reconsideration. The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

Agriculture, consumer products, and government volume decreased 3% in the third quarter and 2% for the first nine months, reflecting weaker demand for feed shipments and lower corn volumes resulting from customer sourcing changes, offset in part by higher food oil volumes as a result of service improvements. The third quarter was further impacted by lower wheat shipments as a result of market share loss. For the first nine months, these declines were offset in part by higher ethanol volumes as a result of market share gains and greater gasoline consumption.

Metals and construction volume increased 2% in the third quarter and 1% in the first nine months, reflecting more aggregates and cement shipments as a result of higher demand in the construction sector, in addition to increased coil steel volume due to customer sourcing changes. The third quarter was also impacted by higher iron and steel carloads due to improved market demand. Both periods were offset in part by lower demand for scrap metal and materials used in natural gas and oil drilling as a result of depressed commodity prices.

Automotive volume declined 3% for the third quarter but increased 5% for the first nine months. The drop in the third quarter was primarily driven by passenger car production declines, offset in part by growth in our automotive parts business. The increase in the first nine months was driven by higher automotive parts shipments and growth in the production of North American light vehicles.

Paper, clay, and forest products volume declined 8% in the third quarter and 5% for the first nine months. Both periods reflect reduced pulpboard and paper volumes driven by lower demand and further contraction of the paper market. The third quarter also reflected lower woodchip volumes as a result of softened demand, offset in part by higher shipments of municipal waste.

Merchandise revenues for the remainder of the year are expected to remain relatively flat compared to last year reflecting higher average revenue per unit (driven primarily by price increases) offset by lower volumes.

Intermodal

Intermodal revenues decreased $46 million, or 7%, in the third quarter and $211 million, or 11%, for the first nine months compared with the same periods last year. The decreases reflect the effects of the TCS subsidiary restructuring as well as reduced fuel surcharge revenues (which together lowered average revenue per unit by $54 for the third quarter and by $69 for the first nine months), offset by price increases. Volume was down 1% and 2% for the third quarter and first nine months, respectively, compared with the same periods last year, as volume losses from the restructuring of our TCS subsidiary were offset in part by growth in our domestic and international business.

Intermodal units by market were as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(units in thousands)

Domestic (excluding Triple Crown)	601.7	555.4	1,723.3	1,683.3
Triple Crown	14.5	72.3	52.5	210.3
Total Domestic	616.2	627.7	1,775.8	1,893.6
International	377.3	371.8	1,098.6	1,032.5

Total	993.5	999.5	2,874.4	2,926.1

Total domestic volume decreased 2% in the third quarter and 6% for the first nine months of 2016, the result of the restructuring of our TCS subsidiary, offset in part by volume growth from continued highway conversions, growth in existing accounts, and market share gains. International volume grew 1% in the third quarter and 6% for the first nine months of 2016 due to increased demand from existing customers and market share gains.

Intermodal revenues for the remainder of the year are expected to increase compared to last year driven by higher volumes and price increases, offset in part by the effects of restructuring our TCS subsidiary.

Coal

Coal revenues decreased $85 million, or 18%, in the third quarter and $305 million, or 22%, for the first nine months compared with the same periods last year, reflecting 15% and 20% drops in volumes, respectively. Average revenue per unit fell 3% and 2%, respectively, largely impacted by the decline in fuel surcharges (which lowered average revenue per unit by $29 and $41, respectively).

Coal tonnage by market was as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(tons in thousands)

Utility	18,357	21,930	48,097	62,233
Export	2,567	3,479	9,949	12,856
Domestic metallurgical	3,816	3,778	10,355	10,982
Industrial	1,589	1,989	4,785	6,164

Total	26,329	31,176	73,186	92,235

Utility coal tonnage decreased 16% in the third quarter and 23% for the first nine months, driven by high stockpiles and limited coal burn due to mild winter weather and sustained lower natural gas prices. Export coal tonnage declined 26% in the third quarter and 23% for the first nine months, a result of strong competition faced by U.S. coal suppliers as excess coal supply, depressed coal prices, and a strong U.S. dollar continued to further reduce demand for U.S. export coal.  Domestic metallurgical coal tonnage increased 1% in the third quarter but decreased 6% for the first nine months, as customer-specific gains during the quarter are being offset by softness in the metallurgical coal market. Industrial coal tonnage fell 20% in the third quarter and 22% for the first nine months reflecting decreased coal burn and natural gas conversions.

Coal revenues for the remainder of the year are expected to be lower than last year primarily due to a continued decrease in volumes.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.7 billion in 2016, down $187 million, or 10%, compared with the same period last year. For the first nine months, railway operating expenses were $5.1 billion, down $666 million, or 12%. In the third quarter of 2015, we incurred $37 million in expenses associated with the restructuring of our TCS subsidiary and closure of our Roanoke, VA office.

The following table shows the changes in railway operating expenses summarized by major classifications:

	Decrease
	Third Quarter	First Nine Months
	2016 vs. 2015	2016 vs. 2015
	($ in millions)

Purchased services and rents	$(65)	$(163)
Materials and other	(54)	(139)
Fuel	(40)	(236)
Depreciation	(17)	—
Compensation and benefits	(11)	(128)

Total	$(187)	$(666)

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads, and the net cost of equipment rentals. This category of expenses declined $65 million, or 14%, in the third quarter and $163 million, or 12%, for the first nine months as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	($ in millions)

Purchased services	$312	$370	$921	$1,074
Equipment rents	74	81	228	238

Total	$386	$451	$1,149	$1,312

Purchased services decreased in the third quarter and first nine months reflecting lower TCS operational costs, reduced repair and maintenance expenses, and lower expenses associated with the Shared Asset Areas (including equity in earnings of Conrail, see Note 5). The first nine months also reflects lower transportation activity costs and reduced haulage expenses.

Materials and other expenses declined $54 million, or 22%, in the third quarter and $139 million, or 19%, for the first nine months as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	($ in millions)

Materials	$102	$117	$273	$356
Casualties and other claims	36	27	101	89
Other	50	98	210	278

Total	$188	$242	$584	$723

Material usage costs decreased for the third quarter and first nine months primarily due to a decline in locomotive, roadway, and freight car repair costs associated with cost-control initiatives and improved asset utilization. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters. Costs associated with personal injuries increased in the third quarter and first nine months as a result of less favorable experience with respect to our personal injury reserves. Other expense this year reflects $28 million of gains from the sale of two operating properties. In addition, lower travel and relocation costs contributed to the decrease in other expense in both periods. In 2015, we incurred higher than normal expenses relocating employees in connection with the closure of the Roanoke, VA office.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased $40 million, or 18%, in the third quarter and $236 million, or 32%, for the first nine months, primarily the result of lower locomotive fuel prices (down 12% and 25%, respectively) and reduced locomotive fuel consumption (down 4% and 5%, respectively).

Depreciation expense decreased $17 million, or 6%, in the third quarter and was flat for the first nine months, primarily due to the effects of accelerated depreciation on TCS assets recognized last year as a result of the restructuring, offset by a larger capital base.

Compensation and benefits expense decreased $11 million, or 2%, in the third quarter and $128 million, or 6%, for the first nine months, reflecting changes in:

•	employee levels, including decreased overtime and trainees (down $47 million for the quarter and $142 million for the first nine months),

•	pension costs (down $9 million for the quarter and $28 million for the first nine months),

•	payroll taxes (down $5 million for the quarter and $26 million for the first nine months),

•	labor agreement signing bonus in first-quarter 2015 ($11 million),

•
health and welfare benefit costs for agreement employees (up $6 million for the quarter and $31 million for the first nine months), which reflected higher rates, offset in part by favorability from reduced headcount,

•	pay rates (up $14 million for the quarter and $18 million for the first nine months), and

•	incentive compensation (up $39 million for the quarter and $42 million for the first nine months).

Average rail headcount for the quarter was down by about 2,400 compared with third-quarter 2015. We expect headcount to remain relatively flat for the remainder of the year.

Other Income - Net

Other income - net decreased $10 million in the third quarter and $30 million for the first nine months of 2016. Both periods reflect lower gains from the sales of non-operating property, offset in part by increased returns from corporate-owned life insurance. The first nine months was also impacted by higher legal and advisory fees.

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 34.8% and 35.5%, compared with 37.6% and 37.7% for the same periods last year. The lower effective tax rates this year reflect favorable tax benefits from higher returns from corporate-owned life insurance, excess tax benefits associated with stock-based compensation, and tax credits. The first nine months effective tax rate also reflects a favorable reduction in deferred taxes for state tax law changes. For the full year, we expect about a 36% effective income tax rate.

IRS examinations have been completed for all years prior to 2013.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.3 billion for the first nine months of 2016, compared with $2.2 billion for the same period of 2015, reflecting improved operating results offset in part by higher income tax payments.

We had working capital of $85 million at September 30, 2016, compared with working capital of $281 million at December 31, 2015. Cash and cash equivalents totaled $984 million at September 30, 2016, and were invested in accordance with our corporate investment policy. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to the assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

During the second quarter of 2016, we issued $600 million of 2.9% senior notes due 2026. Other than this item, there have been no material changes to the information on future obligations contained in our Form 10-K for the year ended December 31, 2015.

Cash used in investing activities was $1.3 billion for the first nine months of 2016, compared with $1.7 billion in the same period last year, primarily reflecting lower cash outflows for property additions, offset in part by higher corporate-owned life insurance investments.

Cash used in financing activities was $1.1 billion in the first nine months of 2016, compared with $1.0 billion in the same period last year, the increase being driven primarily by higher debt repayments offset in part by lower share repurchase activity. We repurchased 7.2 million shares of Common Stock, totaling $603 million, in the first nine months of 2016, compared to 10.3 million shares, totaling $997 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 44.9% at September 30, 2016, and 45.3% at December 31, 2015.

In May 2016, we renewed our five-year credit agreement, extending the facility until May 2021. The credit facility provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both September 30, 2016 and December 31, 2015, and are in compliance with all of its covenants. In June 2016, we renewed and amended our $350 million accounts receivable securitization program with a two-year term to run until June 2018. There was $100 million and $200 million outstanding under this program at September 30, 2016, and December 31, 2015, respectively.  Other than this, we have no other floating-rate debt instruments outstanding subject to market risk.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2016.  Based on such evaluation, our officers have concluded that, at September 30, 2016, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factor, which is included in our 2015 Form 10-K, was amended to read as follows. The remaining risk factors included in our 2015 Form 10-K remain unchanged and are incorporated herein by reference.

We face competition from other transportation providers.  We are subject to competition from motor carriers, railroads and, to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and quality and reliability of service.  While we have used primarily internal resources to build or acquire and maintain our rail system, trucks and barges have been able to use public rights-of-way maintained by public entities.  Any future improvements, expenditures, legislation, or regulation materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which we operate (such as granting materially greater latitude for motor carriers with respect to size or weight limitations or adoption of autonomous commercial vehicles) could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2016	677,151	89.06	677,151	18,250,569
August 1-31, 2016	883,215	90.26	881,025	17,369,544
September 1-30, 2016	681,097	93.20	681,097	16,688,447

Total	2,241,463		2,239,273

(1)	Of this amount, 2,190 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 31 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 26, 2016	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 26, 2016	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended July 29, 2016, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on August 1, 2016.

10.1*	Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016.

10.2*	Clarifying Amendment to 2010-2016 Award Agreements under the Norfolk Southern Corporation Long-Term Incentive Plan and the Associated Non-Compete Agreements, distributed on September 9, 2016.

10.3*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on January 22, 2015, and incorporating language of clarifying amendment distributed on September 9, 2016.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2016, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarters and first nine months of 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the third quarters and first nine months of 2016 and 2015; (iii) the Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2016 and 2015; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.