Form 10-Q
period 2017-03-31
NORFOLK SOUTHERN CORP
filed 2017-04-26
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2017

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [   ]  Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock ($1.00 par value per share)	289,782,660 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2017	2016
	($ in millions, except per share amounts)

Railway operating revenues	$2,575	$2,420

Railway operating expenses:
Compensation and benefits	743	723
Purchased services and rents	377	379
Fuel	213	149
Depreciation	259	252
Materials and other	210	194

Total railway operating expenses	1,802	1,697

Income from railway operations	773	723

Other income – net	24	16
Interest expense on debt	142	139

Income before income taxes	655	600

Provision for income taxes	222	213

Net income	$433	$387

Per share amounts:
Net income
Basic	$1.49	$1.30
Diluted	1.48	1.29

Dividends	0.61	0.59

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2017	2016
	($ in millions)

Net income	$433	$387
Other comprehensive income, before tax:
Reclassification adjustments for costs included in net income	7	7
Other comprehensive loss of equity investees	(2)	(1)
Other comprehensive income, before tax	5	6

Income tax expense related to reclassification adjustments
for costs included in net income	(3)	(3)

Other comprehensive income, net of tax	2	3

Total comprehensive income	$435	$390

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$955	$956
Accounts receivable – net	998	945
Materials and supplies	281	257
Other current assets	93	133
Total current assets	2,327	2,291

Investments	2,809	2,777
Properties less accumulated depreciation of $11,872 and
$11,737, respectively	29,927	29,751
Other assets	82	73

Total assets	$35,145	$34,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,211	$1,215
Short-term debt	—	100
Income and other taxes	379	245
Other current liabilities	303	229
Current maturities of long-term debt	550	550
Total current liabilities	2,443	2,339

Long-term debt	9,569	9,562
Other liabilities	1,407	1,442
Deferred income taxes	9,199	9,140
Total liabilities	22,618	22,483

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 289,782,660 and 290,417,610 shares,
respectively, net of treasury shares	291	292
Additional paid-in capital	2,228	2,179
Accumulated other comprehensive loss	(485)	(487)
Retained income	10,493	10,425

Total stockholders’ equity	12,527	12,409

Total liabilities and stockholders’ equity	$35,145	$34,892

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2017	2016
	($ in millions)

Cash flows from operating activities:
Net income	$433	$387
Reconciliation of net income to net cash provided by operating activities:
Depreciation	260	253
Deferred income taxes	56	44
Gains and losses on properties	(9)	(2)
Changes in assets and liabilities affecting operations:
Accounts receivable	(53)	(15)
Materials and supplies	(24)	(44)
Other current assets	31	84
Current liabilities other than debt	188	200
Other – net	(36)	(28)

Net cash provided by operating activities	846	879

Cash flows from investing activities:
Property additions	(438)	(398)
Property sales and other transactions	35	12
Investment purchases	(2)	(23)
Investment sales and other transactions	1	1

Net cash used in investing activities	(404)	(408)

Cash flows from financing activities:
Dividends	(177)	(176)
Common stock transactions	34	(7)
Purchase and retirement of common stock	(200)	(200)
Debt repayments	(100)	(600)

Net cash used in financing activities	(443)	(983)

Net decrease in cash and cash equivalents	(1)	(512)

Cash and cash equivalents:
At beginning of year	956	1,101

At end of period	$955	$589

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$70	$70
Income taxes (net of refunds)	12	2

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2017, and December 31, 2016, and our results of operations, comprehensive income, and cash flows for the first quarters of 2017 and 2016 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

	First Quarter
	2017	2016
	($ in millions)
Stock-based compensation expense	$27	$27
Total tax benefit	30	14

During the first quarter of 2017, a committee of nonemployee members of our Board of Directors (or the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP), as follows:

	Granted	Weighted-Average Grant-Date Fair Value
Stock options:
LTIP	341,120	$37.73
TSOP	144,440	31.33
Total	485,560

Restricted stock units	80,360	120.25
Performance share units	284,953	86.91

Stock Options

The options granted under the LTIP and the TSOP have a term that will not exceed ten years and may not be exercised prior to the fourth and third anniversaries of the date of grant, respectively, or if the optionee retires or dies before that anniversary date, may not be exercised before the later of one year after the grant date or the date of the optionee’s retirement or death. Holders of the options granted under the LTIP who remain actively employed receive cash dividend equivalent payments for four years in an amount equal to the regular quarterly dividends paid on Norfolk Southern common stock (Common Stock). Dividend equivalent payments are not made on the TSOP options.

The fair value of each option award was measured on the date of grant using a binomial lattice-based option valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock. Historical data is used to estimate option exercises within the valuation model. The average expected option life is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. A dividend yield of zero was used for the LTIP options during the vesting period.  A dividend yield of 2.04% was used for all vested LTIP options and all TSOP options.

The assumptions for the 2017 LTIP and TSOP grants are shown in the following table:

Average expected volatility	26%
Average risk-free interest rate	2.51%
Average expected option term LTIP	8.6 years
Average expected option term TSOP	8.3 years
Per-share grant price LTIP and TSOP	$120.25

	First Quarter
	2017	2016
	($ in millions)
Stock options exercised	885,722	213,914
Cash received upon exercise	$49	$10
Related tax benefit realized	$16	$1

Restricted Stock Units

RSUs primarily have a five-year restriction period and will be settled through the issuance of shares of Common Stock. The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

	First Quarter
	2017	2016
	($ in millions)
RSUs vested	137,200	175,500
Common Stock issued net of tax withholding	81,318	103,936
Related tax benefit realized	$3	$—

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

	First Quarter
	2017	2016
	($ in millions)
PSUs earned	171,080	406,038
Common Stock issued net of tax withholding	99,805	241,757
Related tax benefit realized	$1	$3

2.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2017	2016	2017	2016
	($ in millions, except per share amounts, shares in millions)

Net income	$433	$387	$433	$387
Dividend equivalent payments	(1)	(1)	(1)	(1)

Income available to common stockholders	$432	$386	$432	$386

Weighted-average shares outstanding	290.3	297.2	290.3	297.2
Dilutive effect of outstanding options
and share-settled awards			2.5	1.7

Adjusted weighted-average shares outstanding			292.8	298.9

Earnings per share	$1.49	$1.30	$1.48	$1.29

During the first quarters of 2017 and 2016, dividend equivalent payments were made to holders of LTIP stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of these stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.5 million in 2017 and 1.5 million in 2016.

3. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Loss	Reclassification Adjustments		Balance at End of Period
	($ in millions)
Three months ended March 31, 2017
Pensions and other postretirement
liabilities	$(414)	$—	$4	(1)	$(410)
Other comprehensive loss
of equity investees	(73)	(2)	—		(75)

Accumulated other comprehensive loss	$(487)	$(2)	$4		$(485)

Three months ended March 31, 2016
Pensions and other postretirement
liabilities	$(367)	$—	$4	(1)	$(363)
Other comprehensive loss
of equity investees	(78)	(1)	—		(79)

Accumulated other comprehensive loss	$(445)	$(1)	$4		$(442)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 6, “Pensions and Other Postretirement Benefits,” for additional information.

4.  Stock Repurchase Program

We repurchased and retired 1.7 million and 2.6 million shares of Common Stock under our stock repurchase program in the first quarters of 2017 and 2016, respectively, at a cost of $200 million in each period. Since the beginning of 2006, we have repurchased and retired 162.0 million shares at a total cost of $10.5 billion.

5.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.2 billion at both March 31, 2017, and December 31, 2016.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $35 million and $39 million for the first quarters of 2017 and 2016, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $10 million and $11 million for the first quarters of 2017 and 2016, respectively.

“Other liabilities” includes $280 million at both March 31, 2017, and December 31, 2016, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts payable to TTX for use of equipment are included in “Purchased services and rents” and amounted to $57 million and $58 million of expense for the first quarters of 2017 and 2016, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $8 million and $5 million for the first quarters of 2017 and 2016, respectively.

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

Pension and postretirement benefit cost components for the first quarter are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2017	2016	2017	2016
	($ in millions)

Service cost	$9	$9	$2	$1
Interest cost	20	20	4	4
Expected return on plan assets	(43)	(43)	(4)	(4)
Amortization of net losses	13	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(1)	$(1)	$(4)	$(5)

7.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2017, or December 31, 2016. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$116	$138	$116	$141
Long-term debt, including current maturities	(10,119)	(11,661)	(10,112)	(11,626)

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

	Level 1	Level 2	Total
	($ in millions)

March 31, 2017
Long-term investments	$4	$134	$138
Long-term debt, including current maturities	(11,463)	(198)	(11,661)

December 31, 2016
Long-term investments	$4	$137	$141
Long-term debt, including current maturities	(11,427)	(199)	(11,626)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $67 million at both March 31, 2017, and December 31, 2016 (of which $15 million are classified as current liabilities at both March 31, 2017, and December 31, 2016). At both dates, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 134 known locations and projects. At March 31, 2017, 17 sites accounted for $44 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

9. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This update will replace most existing revenue recognition guidance in GAAP and require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for our annual and interim reporting periods beginning January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are still evaluating the effects of ASU 2014-09, but we do not currently expect that adoption of the standard will have a material effect on our consolidated financial statements. There will be no change to our pattern of revenue recognition related to transportation revenue, which will continue to be recognized proportionally as a shipment moves from origin to destination. Certain additional financial statement disclosure requirements are mandated by the new standard including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue, which we expect to be similar to our current disclosures within the “Railway Operating Revenues” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not plan to adopt the standard early and we have not yet determined which transition method we will use.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases greater than twelve months and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. We disclosed $614 million in operating lease obligations in our lease commitments footnote in our most recent Form 10-K and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. We do not plan to adopt the standard early.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update, effective for annual and interim reporting periods beginning January 1, 2018, will require segregation of these net benefit costs between operating and non-operating expenses. Currently, we report the net benefit costs associated with our defined benefit and postretirement plans in the “Compensation and benefits” line item of the Consolidated Statements of Income, as disclosed in Note 6, “Pensions and Other Postretirement Benefits.” When the ASU is implemented, only the service cost component of defined benefit pension cost and postretirement benefit cost will be reported within compensation costs, while all other components of net benefit cost will be presented within the “Other income - net” line item on the Consolidated Statements of Income. The standard requires retrospective application, and as such the adoption of this standard will result in offsetting increases in “Compensation and benefits” expense and “Other income-net” of the Consolidated Statements of Income for all periods of 2017 and 2016, with no impact on net income. We will not adopt the standard early.

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

We delivered record-setting first quarter results through sustained commitment to high-quality service and cost control. Through these efforts we achieved revenue growth and set first-quarter records for income from railway operations, operating ratio (a measure of the amount of operating revenues consumed by operating expenses), and diluted earnings per share. We remain dedicated to executing our strategic plan and improving our full-year operating ratio from last year’s record-setting result.

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
			2017
	2017	2016	vs. 2016
	($ in millions, except per share amounts)		(% change)

Income from railway operations	$773	$723	7%
Net income	$433	$387	12%
Diluted earnings per share	$1.48	$1.29	15%
Railway operating ratio	70.0	70.1	—

The increases in both income from railway operations and net income in the first quarter compared to the same period last year were largely the result of higher railway operating revenues which more than offset increases in railway operating expenses driven by higher fuel prices. Volumes rose across all three of our major commodity categories and higher average revenue per unit was the result of higher fuel surcharge revenues and pricing gains. First quarter net income and diluted earnings per share also benefited from a lower effective income tax rate of 33.9% that reflected tax benefits on stock-based compensation.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of first quarter revenues, volumes (units), and average revenue per unit by market group.

	First Quarter
	Revenues		2017
	2017	2016	vs. 2016
	($ in millions)		(% change)
Merchandise:
Chemicals	$427	$419	2%
Agr./consumer/gov’t	384	386	(1%)
Metals/construction	340	300	13%
Automotive	246	254	(3%)
Paper/clay/forest	187	190	(2%)
Merchandise	1,584	1,549	2%
Intermodal	571	522	9%
Coal	420	349	20%
Total	$2,575	$2,420	6%

	First Quarter
	Units		2017
	2017	2016	vs. 2016
	(in thousands)		(% change)
Merchandise:
Chemicals	118.6	120.6	(2%)
Agr./consumer/gov’t	149.5	151.4	(1%)
Metals/construction	168.4	154.9	9%
Automotive	110.5	113.3	(2%)
Paper/clay/forest	70.6	73.0	(3%)
Merchandise	617.6	613.2	1%
Intermodal	969.4	929.1	4%
Coal	259.6	214.8	21%
Total	1,846.6	1,757.1	5%

	First Quarter
	Revenue per Unit		2017
	2017	2016	vs. 2016
	($ per unit)		(% change)
Merchandise:
Chemicals	$3,599	$3,476	4%
Agr./consumer/gov’t	2,568	2,550	1%
Metals/construction	2,020	1,934	4%
Automotive	2,221	2,241	(1%)
Paper/clay/forest	2,651	2,603	2%
Merchandise	2,564	2,526	2%
Intermodal	589	562	5%
Coal	1,617	1,626	(1%)
Total	1,394	1,378	1%

First-quarter railway operating revenues increased $155 million over the same period last year.  As reflected in the table below, the growth was primarily the result of higher volumes and fuel surcharge revenues.

	First Quarter
	2017 vs. 2016
	Increase (Decrease)

	Merchandise	Intermodal	Coal
	($ in millions)

Volume (units)	$11	$23	$73
Fuel surcharge revenue	5	22	4
Rate, mix and other	19	4	(6)

Total	$35	$49	$71

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with more than half tied to OHD. In the first quarter of 2017, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue, as price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with these surcharges totaled $80 million and $49 million in the first quarters of 2017 and 2016, respectively.

Merchandise

Merchandise revenues increased compared with the same period last year, the result of higher average revenue per unit as well as volume growth. The increase in average revenue per unit primarily reflects rate increases as well as liquidated damages for volume deficits in the first quarter of 2017.

Chemicals volume declined in the first quarter, reflecting reduced shipments of liquefied petroleum gas and lower shipments of crude oil from the Bakken oil fields. These declines were partially offset by increased shipments of higher-rated plastics, increased rock salt shipments due to weather and replenishing of stockpiles, and increased coal ash shipments.

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

Agriculture, consumer products, and government volume was down slightly in the first quarter, reflecting lower ethanol shipments. These volume losses more than offset gains in export soybean and feed shipments.

Metals and construction volume grew in the first quarter compared to the same period last year, a result of higher iron, steel, and scrap metal shipments driven by continued improvement in construction activity and increased frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions.

Automotive volume declined in the first quarter, driven by a decrease in U.S. light vehicle production.

Paper, clay, and forest products volume was lower in the first quarter, a result of lower pulpboard and woodchip volumes, primarily due to customer sourcing changes and truck competition. This was partially offset by more shipments of miscellaneous waste and pulp driven by growth at both new and existing customers.

Merchandise revenues for the remainder of the year are expected to increase, reflecting higher average revenue per unit (driven by pricing gains and increased fuel surcharge revenues) as volumes are expected to remain relatively flat.

Intermodal

Intermodal revenues increased in the first quarter compared with the same period last year, largely the result of higher traffic volumes and fuel surcharges.

Intermodal units by market were as follows:

	First Quarter
			2017
	2017	2016	vs. 2016
	(units in thousands)		(% change)

Domestic	600.9	570.3	5%
International	368.5	358.8	3%

Total	969.4	929.1	4%

Total domestic volume increases were the result of continued highway conversions, growth in existing accounts, and market share gains. International volume grew due to increased demand from existing customers.

Intermodal revenues for the remainder of the year are expected to increase compared to last year driven by volume growth and higher average revenue per unit, due to higher fuel surcharge revenues and pricing gains.

Coal

Coal revenues increased in the first quarter compared with the prior year, a result of higher volumes, primarily in the export and utility markets. Lower average revenue per unit reflected the absence of liquidated damages for volume deficits that benefited the prior year as well as unfavorable changes in the mix of traffic, which more than offset the effects of rate increases.

Coal tonnage by market was as follows:

	First Quarter
			2017
	2017	2016	vs. 2016
	(tons in thousands)		(% change)

Utility	17,602	15,404	14%
Export	6,343	3,699	71%
Domestic metallurgical	3,367	2,959	14%
Industrial	1,471	1,675	(12%)

Total	28,783	23,737	21%

Utility coal tonnage increased in the first quarter, driven by market share gains and higher natural gas prices. Export coal tonnage increased substantially, as a continued tightening of international coal supply drove incremental production increases and higher demand for U.S. coals. Domestic metallurgical coal tonnage rose as customer-specific gains more than offset supply issues driven by increased demand in the export markets. Industrial coal tonnage fell in the first quarter reflecting continued pressure from natural gas conversions and customer sourcing changes.

Coal revenues for the remainder of the year are expected to be higher than last year primarily due to continued export and utility volume increases and improving average revenue per unit (driven by pricing gains).

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

	First Quarter
			2017
	2017	2016	vs. 2016
	($ in millions)		(% change)

Compensation and benefits	$743	$723	3%
Purchased services and rents	377	379	(1)%
Fuel	213	149	43%
Depreciation	259	252	3%
Materials and other	210	194	8%

Total	$1,802	$1,697	6%

Compensation and benefits expense increased reflecting changes in:

•	pay rates (up $16 million),

•	health and welfare benefit rates for agreement employees (up $15 million), and

•	employment levels (down $12 million).

Average rail headcount for the quarter was down by about 600 compared with first-quarter 2016. We expect employment levels to remain fairly steady for the remainder of the year.

Purchased services and rents includes the costs of services provided by outside contractors, the net costs of operating joint (or leased) facilities with other railroads, and the net cost of equipment rentals. This category of expenses decreased in the first quarter compared to the same period last year as follows:

	First Quarter
			2017
	2017	2016	vs. 2016
	($ in millions)		(% change)

Purchased services	$304	$300	1%
Equipment rents	73	79	(8)%

Total	$377	$379	(1)%

Purchased services were up slightly reflecting higher intermodal volume-related costs, while equipment rents decreased largely due to lower automotive volumes.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices (up 46%), offset in part by improved locomotive fuel efficiency (consumption was 1% lower despite the 5% increase in traffic volume).

Materials and other expenses increased in the first quarter compared to the same period last year as follows:

	First Quarter
			2016
	2017	2016	vs. 2017
	($ in millions)		(% change)

Materials	$92	$80	15%
Casualties and other claims	40	33	21%
Other	78	81	(4)%

Total	$210	$194	8%

Material usage costs rose as a result of higher locomotive and roadway repairs. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters. Higher costs associated with personal injuries reflected $9 million of case-specific third-party injury accruals. Other expense was lower, reflecting more gains from the sale of operating properties in the current year.

Other Income - Net

Other income - net increased $8 million in the first quarter compared to the same period last year, primarily due to lower advisory fees.

Provision for Income Taxes

The first-quarter effective income tax rate was 33.9%, compared with 35.5% for the same period last year. The lower effective tax rate this year reflects more tax benefits on stock-based compensation, offset in part by the absence of prior year state law changes and certain tax credits.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $846 million and $879 million for the first three months of 2017 and 2016, respectively. We had working capital deficits of $116 million at March 31, 2017, compared with $48 million at December 31, 2016. Cash and cash equivalents totaled $955 million at March 31, 2017. The portfolio contains securities that are subject to market risk.  There are no limits or restrictions on our access to these assets.  We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. There have been no material changes to the information on future obligations contained in our Form 10-K for the year ended December 31, 2016.

Cash used in investing activities was $404 million and $408 million for the first three months of 2017 and 2016, respectively. Higher property additions in 2017 were offset by lower corporate-owned life insurance investments.

Cash used in financing activities was $443 million in the first three months of 2017, compared with $983 million in the same period last year, the result of lower debt repayments. We repurchased 1.7 million shares of Common Stock, totaling $200 million, in the first three months of 2017, compared to 2.6 million shares, totaling $200 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 44.7% at March 31, 2017, and 45.1% at December 31, 2016.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both

March 31, 2017 and December 31, 2016, and are in compliance with all of its covenants. We have a $350 million accounts receivable securitization program with a two-year term expiring June 2018. There was $100 million and $200 million outstanding under this program at March 31, 2017, and December 31, 2016, respectively.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  We regularly discuss the development, selection, and disclosures concerning critical accounting estimates with the Audit Committee of our Board of Directors. There have been no significant changes to the application of critical accounting estimates disclosure contained in our Form 10-K at December 31, 2016.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act (the Act), these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC).  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

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

Inflation

In preparing financial statements, GAAP requires the use of historical cost that disregards the effects of inflation on the replacement cost of property.  We are a capital-intensive company with most of our capital invested in long-lived assets.  The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2017.  Based on such evaluation, our officers have concluded that, at March 31, 2017, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2017, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2016 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2017	549,568	112.67	548,187	14,156,328
February 1-28, 2017	525,684	121.18	516,102	13,640,226
March 1-31, 2017	652,889	116.61	649,456	12,990,770

Total	1,728,141		1,713,745

(1)	Of this amount, 14,396 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 26 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 26, 2017	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 26, 2017	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended March 28, 2017, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on March 28, 2017.

10.1	Restricted Stock Unit Award for Marta R. Stewart, granted on January 23, 2017, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 27, 2017.

10(u)**
The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2014, is incorporated by reference to exhibit 10(u) to Norfolk Southern Corporation’s Form 10-K filed on February 11, 2015.

10(v)**
Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, and as amended and restated effective as of September 30, 2014, is incorporated by reference to exhibit 10(v) to Norfolk Southern Corporation’s Form 10-K filed on February 11, 2015.

10(bbb)
Amendment No. 1 to Transfer and Administration Agreement dated as of October 22, 2008, and effective as of October 23, 2008, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2008.

10(ooo)**
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who did not enter into a change in control agreement before 2016, is incorporated by reference to exhibit 10(ooo) to Norfolk Southern Corporation’s Form 10-K filed on February 8, 2016.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2017, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarters of 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the first quarters of 2017 and 2016; (iii) the Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the first quarters of 2017 and 2016; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory arrangement.