Form 10-Q
period 2017-06-30
NORFOLK SOUTHERN CORP
filed 2017-07-26
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2017

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [   ]  Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock ($1.00 par value per share)	288,181,852 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2017	2016	2017	2016
	($ in millions, except per share amounts)

Railway operating revenues	$2,637	$2,454	$5,212	$4,874

Railway operating expenses:
Compensation and benefits	703	667	1,446	1,390
Purchased services and rents	392	384	769	763
Fuel	190	174	403	323
Depreciation	264	257	523	509
Materials and other	200	202	410	396

Total railway operating expenses	1,749	1,684	3,551	3,381

Income from railway operations	888	770	1,661	1,493

Other income – net	32	4	56	20
Interest expense on debt	140	138	282	277

Income before income taxes	780	636	1,435	1,236

Provision for income taxes	283	231	505	444

Net income	$497	$405	$930	$792

Per share amounts:
Net income
Basic	$1.72	$1.37	$3.20	$2.67
Diluted	1.71	1.36	3.18	2.65

Dividends	0.61	0.59	1.22	1.18

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2017	2016	2017	2016
	($ in millions)

Net income	$497	$405	$930	$792
Other comprehensive income, before tax:
Reclassification adjustments for costs
included in net income	7	6	14	13
Other comprehensive income (loss) of
equity investees	1	1	(1)	—
Other comprehensive income, before tax	8	7	13	13

Income tax expense related to reclassification
adjustments for costs included in net income	(3)	(2)	(6)	(5)

Other comprehensive income, net of tax	5	5	7	8

Total comprehensive income	$502	$410	$937	$800

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$642	$956
Accounts receivable – net	926	945
Materials and supplies	289	257
Other current assets	79	133
Total current assets	1,936	2,291

Investments	2,848	2,777
Properties less accumulated depreciation of $11,984 and
$11,737, respectively	30,033	29,751
Other assets	105	73

Total assets	$34,922	$34,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,223	$1,215
Short-term debt	—	100
Income and other taxes	268	245
Other current liabilities	252	229
Current maturities of long-term debt	600	550
Total current liabilities	2,343	2,339

Long-term debt	9,273	9,562
Other liabilities	1,385	1,442
Deferred income taxes	9,259	9,140
Total liabilities	22,260	22,483

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 288,181,852 and 290,417,610 shares,
respectively, net of treasury shares	290	292
Additional paid-in capital	2,228	2,179
Accumulated other comprehensive loss	(480)	(487)
Retained income	10,624	10,425

Total stockholders’ equity	12,662	12,409

Total liabilities and stockholders’ equity	$34,922	$34,892

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2017	2016
	($ in millions)

Cash flows from operating activities:
Net income	$930	$792
Reconciliation of net income to net cash provided by operating activities:
Depreciation	525	511
Deferred income taxes	114	101
Gains and losses on properties	(20)	(7)
Changes in assets and liabilities affecting operations:
Accounts receivable	(12)	(17)
Materials and supplies	(32)	(35)
Other current assets	48	103
Current liabilities other than debt	93	25
Other – net	(70)	(41)

Net cash provided by operating activities	1,576	1,432

Cash flows from investing activities:
Property additions	(883)	(932)
Property sales and other transactions	60	40
Investment purchases	(4)	(23)
Investment sales and other transactions	3	3

Net cash used in investing activities	(824)	(912)

Cash flows from financing activities:
Dividends	(354)	(350)
Common stock transactions	42	1
Purchase and retirement of common stock	(402)	(400)
Proceeds from borrowings – net	298	594
Debt repayments	(650)	(600)

Net cash used in financing activities	(1,066)	(755)

Net decrease in cash and cash equivalents	(314)	(235)

Cash and cash equivalents:
At beginning of year	956	1,101

At end of period	$642	$866

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$270	$260
Income taxes (net of refunds)	341	251

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2017, and December 31, 2016, our results of operations and comprehensive income for the second quarters and first six months of 2017 and 2016, and our cash flows for the first six months of 2017 and 2016 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

	Second Quarter		First Six Months
	2017	2016	2017	2016
	($ in millions)
Stock-based compensation expense	$5	$8	$32	$35
Total tax benefit	4	5	34	19

During 2017, a committee of nonemployee members of our Board of Directors (or the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Stock options:
LTIP	—	$—	341,120	$37.73
TSOP	—	—	144,440	31.33
Total	—		485,560

Restricted stock units	2,970	117.75	83,330	120.16
Performance share units	10,648	116.48	295,601	87.97

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

The assumptions for the 2017 LTIP and TSOP grants are shown in the following table:

Average expected volatility	26%
Average risk-free interest rate	2.51%
Average expected option term LTIP	8.6 years
Average expected option term TSOP	8.3 years
Per-share grant price LTIP and TSOP	$120.25

	Second Quarter		First Six Months
	2017	2016	2017	2016
	($ in millions)
Stock options exercised	125,593	156,003	1,011,315	369,917
Cash received upon exercise	$8	$8	$57	$18
Related tax benefit realized	$3	$1	$19	$2

Restricted Stock Units

RSUs primarily have a five-year restriction period and will be settled through the issuance of shares of Common Stock. The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock. The total related tax benefits were less than $1 million for the second quarter of 2017 and $1 million for the second quarter of 2016. No RSUs vested or were paid out during the second quarters of 2017 or 2016.

	First Six Months
	2017	2016
	($ in millions)
RSUs vested	137,200	175,500
Common Stock issued net of tax withholding	81,318	103,936
Related tax benefit realized	$3	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2017 or 2016.

	First Six Months
	2017	2016
	($ in millions)
PSUs earned	171,080	406,038
Common Stock issued net of tax withholding	99,805	241,757
Related tax benefit realized	$1	$3

2.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2017	2016	2017	2016
	($ in millions, except per share amounts, shares in millions)

Net income	$497	$405	$497	$405
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$496	$404	$497	$404

Weighted-average shares outstanding	289.0	294.7	289.0	294.7
Dilutive effect of outstanding options
and share-settled awards			2.2	1.9

Adjusted weighted-average shares outstanding			291.2	296.6

Earnings per share	$1.72	$1.37	$1.71	$1.36

	Basic		Diluted
	First Six Months
	2017	2016	2017	2016
	($ in millions, except per share amounts, shares in millions)
Net income	$930	$792	$930	$792
Dividend equivalent payments	(2)	(2)	(1)	(2)

Income available to common stockholders	$928	$790	$929	$790

Weighted-average shares outstanding	289.6	296.0	289.6	296.0
Dilutive effect of outstanding options
and share-settled awards			2.4	1.7

Adjusted weighted-average shares outstanding			292.0	297.7

Earnings per share	$3.20	$2.67	$3.18	$2.65

During the second quarters and first six months of 2017 and 2016, dividend equivalent payments were made to holders of LTIP stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of these stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.5 million in each of the first and second quarters of 2017 and 1.5 million in each of the first and second quarters of 2016.

3. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Loss	Reclassification Adjustments		Balance at End of Period
	($ in millions)
Six months ended June 30, 2017
Pensions and other postretirement
liabilities	$(414)	$—	$8	(1)	$(406)
Other comprehensive loss
of equity investees	(73)	(1)	—		(74)

Accumulated other comprehensive loss	$(487)	$(1)	$8		$(480)

Six months ended June 30, 2016
Pensions and other postretirement
liabilities	$(367)	$—	$8	(1)	$(359)
Other comprehensive loss
of equity investees	(78)	—	—		(78)

Accumulated other comprehensive loss	$(445)	$—	$8		$(437)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 7, “Pensions and Other Postretirement Benefits,” for additional information.

4.  Stock Repurchase Program

We repurchased and retired 3.4 million and 5.0 million shares of Common Stock under our stock repurchase program in the first six months of 2017 and 2016, respectively, at a cost of $402 million and $400 million, respectively. Since the beginning of 2006, we have repurchased and retired 163.7 million shares at a total cost of $10.7 billion.

5.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.2 billion at both June 30, 2017, and December 31, 2016.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $37 million and $36 million for the second quarters of 2017 and 2016, respectively, and $72 million and $75 million for the first six months of 2017 and 2016, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $10 million and $11 million for the second quarters of 2017 and 2016, respectively, and $20 million and $22 million for the first six months of 2017 and 2016, respectively.

“Other liabilities” includes $280 million at both June 30, 2017, and December 31, 2016, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts payable to TTX for use of equipment are included in “Purchased services and rents” and amounted to $58 million and $56 million of expense for the second quarters of 2017 and 2016, respectively, and $115 million and $114 million for the first six months of 2017 and 2016, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $10 million and $5 million for the second quarters of 2017 and 2016, respectively, and $18 million and $10 million for the first six months of 2017 and 2016, respectively.

6.  Debt

During the second quarter of 2017, NS issued $300 million of 3.15% senior notes due 2027.

We have in place a $350 million receivables securitization facility which expires in June 2018. At June 30, 2017, the amount outstanding under the facility was $100 million and was included within “Long-term debt” due to our intent to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement.

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

Pension and postretirement benefit cost components for the second quarter and first six months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2017	2016	2017	2016
	($ in millions)

Service cost	$10	$9	$2	$2
Interest cost	20	21	4	4
Expected return on plan assets	(43)	(43)	(4)	(5)
Amortization of net losses	13	12	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$—	$(1)	$(4)	$(5)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2017	2016	2017	2016
	($ in millions)
Service cost	$19	$18	$4	$3
Interest cost	40	41	8	8
Expected return on plan assets	(86)	(86)	(8)	(9)
Amortization of net losses	26	25	—	—
Amortization of prior service benefit	—	—	(12)	(12)

Net benefit	$(1)	$(2)	$(8)	$(10)

8.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2017, or December 31, 2016. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$115	$139	$116	$141
Long-term debt, including current maturities	(9,873)	(11,675)	(10,112)	(11,626)

Underlying net assets and future discounted cash flows were used to estimate the fair value of investments. The fair values of long-term debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, credit rating, and remaining maturity.

The following table sets forth the fair value of long-term investment and long-term debt balances disclosed above by valuation technique level, within the fair value hierarchy (there were no level 3 valued assets or liabilities).

	Level 1	Level 2	Total
	($ in millions)

June 30, 2017
Long-term investments	$4	$135	$139
Long-term debt, including current maturities	(11,478)	(197)	(11,675)

December 31, 2016
Long-term investments	$4	$137	$141
Long-term debt, including current maturities	(11,427)	(199)	(11,626)

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

One of our chemical customers, Sunbelt Chlor Alkali Partnership (Sunbelt), filed a rate reasonableness complaint before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor, and in June 2016, the STB resolved petitions for reconsideration. The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

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

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and reasonably estimable. Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $65 million and $67 million at June 30, 2017, and December 31, 2016, respectively (of which $15 million are classified as current liabilities at both dates). At June 30, 2017, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 131 known locations and projects compared with 134 locations and projects at December 31, 2016. At June 30, 2017, 16 sites accounted for $42 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update, effective for annual and interim reporting periods beginning January 1, 2018, will require segregation of these net benefit costs between operating and non-operating expenses. Currently, we report the net benefit costs associated with our defined benefit and postretirement plans in the “Compensation and benefits” line item of the Consolidated Statements of Income, as disclosed in Note 7, “Pensions and Other Postretirement Benefits.” When the ASU is implemented, only the service cost component of defined benefit pension cost and postretirement benefit cost will be reported within compensation costs, while all other components of net benefit cost will be presented within the “Other income – net” line item on the Consolidated Statements of Income. The standard requires retrospective application, and as such the adoption of this standard will result in offsetting increases in “Compensation and benefits” expense and “Other income – net” of the Consolidated Statements of Income for all periods of 2017 and 2016, with no impact on net income. We did not adopt the standard early.

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

Our strong second quarter results demonstrated continued success in the execution of our strategic plan. We achieved an all-time record low operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 66.3% in the second quarter, and first six-month records for both operating ratio and diluted earnings per share. Through the focused execution of our plan, we were able to sustain revenue growth and disciplined cost control to mitigate the effects of volume and inflation-related expenses.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change
Income from railway operations	$888	$770	15%	$1,661	$1,493	11%
Net income	$497	$405	23%	$930	$792	17%
Diluted earnings per share	$1.71	$1.36	26%	$3.18	$2.65	20%
Railway operating ratio	66.3	68.6	(3%)	68.1	69.4	(2%)

Higher net income for both periods was driven by increased income from railway operations, a result of higher railway operating revenues, offset in part by increases in railway operating expenses. Traffic volume was up 6% for both comparisons, and average revenue per unit growth was driven by pricing gains and higher fuel surcharge revenues in each period.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by market group.

	Second Quarter			First Six Months
Revenues	2017	2016	% change	2017	2016	% change
Merchandise:
Chemicals	$406	$426	(5%)	$833	$845	(1%)
Agr./consumer/gov’t	384	383	—	768	769	—
Metals/construction	371	334	11%	711	634	12%
Automotive	249	248	—	495	502	(1%)
Paper/clay/forest	187	186	1%	374	376	(1%)
Merchandise	1,597	1,577	1%	3,181	3,126	2%
Intermodal	593	538	10%	1,164	1,060	10%
Coal	447	339	32%	867	688	26%
Total	$2,637	$2,454	7%	$5,212	$4,874	7%

Units
Merchandise:
Chemicals	114.8	122.8	(7%)	233.4	243.4	(4%)
Agr./consumer/gov’t	145.7	148.0	(2%)	295.2	299.4	(1%)
Metals/construction	193.4	183.6	5%	361.8	338.5	7%
Automotive	111.4	112.7	(1%)	221.9	226.0	(2%)
Paper/clay/forest	70.3	71.6	(2%)	140.9	144.6	(3%)
Merchandise	635.6	638.7	—	1,253.2	1,251.9	—
Intermodal	1,009.1	951.8	6%	1,978.5	1,880.9	5%
Coal	266.1	210.0	27%	525.7	424.8	24%
Total	1,910.8	1,800.5	6%	3,757.4	3,557.6	6%

Revenue per Unit
Merchandise:
Chemicals	$3,536	$3,467	2%	$3,568	$3,471	3%
Agr./consumer/gov’t	2,637	2,587	2%	2,602	2,568	1%
Metals/construction	1,919	1,822	5%	1,966	1,874	5%
Automotive	2,244	2,198	2%	2,232	2,220	1%
Paper/clay/forest	2,653	2,603	2%	2,652	2,603	2%
Merchandise	2,514	2,469	2%	2,538	2,497	2%
Intermodal	587	565	4%	588	564	4%
Coal	1,679	1,611	4%	1,649	1,619	2%
Total	1,380	1,362	1%	1,387	1,370	1%

Second-quarter railway operating revenues increased $183 million over the same period last year.  For the first six months, railway operating revenues increased $338 million. The table below reflects the components of the revenue change by commodity over the same period last year ($ in millions).

	Second Quarter			First Six Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(8)	$32	$90	$3	$55	$163
Fuel surcharge
revenue	10	19	6	15	41	10
Rate, mix and
other	18	4	12	37	8	6

Total	$20	$55	$108	$55	$104	$179

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with more than half tied to OHD. In the second quarter and first six months of 2017, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue, as price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with these surcharges totaled $85 million and $50 million in the second quarters of 2017 and 2016, respectively, and $165 million and $99 million for the first six months of 2017 and 2016, respectively.

Merchandise

Merchandise revenue increases for both periods were primarily the result of higher average revenue per unit, driven by pricing gains and higher fuel surcharges. Total merchandise volumes were relatively flat as gains in the metals and construction group were offset by declines in the remaining groups.

Chemicals volume declined in both periods, driven by reduced shipments of crude oil from the Bakken oil fields and lower shipments of liquefied petroleum gas. The decrease in the first six months was partially offset by more shipments of higher-rated plastics, and increased rock salt shipments due to weather and replenishing of stockpiles.

One of our chemical customers, Sunbelt, filed a rate reasonableness complaint before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor and in June 2016, the STB resolved petitions for reconsideration. The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

Agriculture, consumer products, and government volume was down in both periods, reflecting lower ethanol shipments, partially offset by increased corn shipments.

Metals and construction volume grew in both periods, a result of increased frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions and higher iron and steel shipments driven by continued improvement in construction activity. These increases were partially offset by declines in cement traffic due to customer sourcing changes.

Automotive volume declined in both periods, driven mainly by decreases in U.S. light vehicle production.

Paper, clay, and forest products volume declined in both periods, a result of lower pulpboard and woodchip shipments, primarily due to customer sourcing changes and truck competition. This was partially offset by more shipments of miscellaneous waste driven by growth with existing customers.

Merchandise revenues for the remainder of the year are expected to increase compared to last year, reflecting higher average revenue per unit (driven by pricing gains and increased fuel surcharge revenues) as volumes are expected to be slightly lower compared with the second half of 2016.

Intermodal

Intermodal revenues increased for both periods, largely the result of higher traffic volumes and average revenue per unit, primarily driven by higher fuel surcharges.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change

Domestic	627.1	589.3	6%	1,228.0	1,159.6	6%
International	382.0	362.5	5%	750.5	721.3	4%

Total	1,009.1	951.8	6%	1,978.5	1,880.9	5%

Domestic volume increases in both periods were the result of continued highway conversions, growth in existing accounts, and market share gains. International volume grew in both periods due to increased demand from existing customers.

Intermodal revenues for the remainder of the year are expected to increase compared to last year driven by higher average revenue per unit (due to higher fuel surcharge revenues and pricing gains) and volume growth.

Coal

Coal revenues increased in both periods, a result of higher volumes, primarily in the export and utility markets, and higher average revenue per unit, reflecting pricing gains and increased fuel surcharges.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change

Utility	17,587	14,336	23%	35,189	29,740	18%
Export	6,566	3,683	78%	12,909	7,382	75%
Domestic metallurgical	3,982	3,580	11%	7,349	6,539	12%
Industrial	1,331	1,521	(12%)	2,802	3,196	(12%)

Total	29,466	23,120	27%	58,249	46,857	24%

Utility coal tonnage increases in both periods were driven by a market share gain and higher natural gas prices. Export coal tonnage grew significantly over prior periods, as a continued tightening of international coal supply drove incremental production increases and higher demand for U.S. coals. Domestic metallurgical coal tonnage rose as customer-specific gains more than offset supply issues driven by increased demand in the export markets in both periods. Industrial coal tonnage fell in both periods, reflecting continued pressure from natural gas conversions and customer sourcing changes.

Coal revenues for the remainder of the year are expected to be higher than last year primarily due to export volume increases and improving average revenue per unit driven by pricing gains.

Railway Operating Expenses

Railway operating expenses ($ in millions) summarized by major classifications were as follows:

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change

Compensation and benefits	$703	$667	5%	$1,446	$1,390	4%
Purchased services and rents	392	384	2%	769	763	1%
Fuel	190	174	9%	403	323	25%
Depreciation	264	257	3%	523	509	3%
Materials and other	200	202	(1)%	410	396	4%

Total	$1,749	$1,684	4%	$3,551	$3,381	5%

Compensation and benefits expense increased in both periods, reflecting changes in:

•	incentive and stock-based compensation (up $21 million for the quarter and $23 million for the first six months),

•	pay rates (up $20 million for the quarter and $36 million for the first six months),

•	health and welfare benefit rates for agreement employees (up $15 million for the quarter and $30 million for the first six months), and

•	employment levels (down $16 million for the quarter and $31 million for the first six months).

Average rail headcount for the quarter was down by about 800 compared with second-quarter 2016. We expect employment levels to remain fairly steady for the remainder of the year.

Purchased services and rents increased for both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change

Purchased services	$318	$309	3%	$622	$609	2%
Equipment rents	74	75	(1)%	147	154	(5)%

Total	$392	$384	2%	$769	$763	1%

Purchased services increases reflected higher intermodal volume-related costs, while the declines in equipment rents were mostly due to lower automotive volume.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased for both periods, due to higher locomotive fuel prices (up 11% in the second quarter and 27% in the first six months), offset in part by improved locomotive fuel efficiency (consumption was 2% lower during both the second quarter and first six months despite the 6% increase in traffic volume in both periods).

Materials and other expenses declined in the second quarter, but increased for the first six months as follows ($ in millions):

	Second Quarter			First Six Months
	2017	2016	% change	2017	2016	% change

Materials	$87	$91	(4)%	$179	$171	5%
Casualties and other claims	35	32	9%	75	65	15%
Other	78	79	(1)%	156	160	(3)%

Total	$200	$202	(1)%	$410	$396	4%

Material usage costs, largely associated with locomotive and freight car repairs, declined in the second quarter but rose in the first six months. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters. Cost associated with personal injury increased in the second quarter and first six months as a result of less favorable experience with respect to personal injury reserves, including $9 million of case-specific third-party injury accruals recorded in the first quarter of 2017.

Other Income – Net

Other income – net increased $28 million in the second quarter and $36 million for the first six months compared with the same periods last year. The increases in both periods were due to higher returns from corporate-owned life insurance, increased income associated with our coal mining properties. Both periods further benefited from the absence of advisory fees incurred last year.

Provision for Income Taxes

The second-quarter and year-to-date effective income tax rates were 36.3% and 35.2%, compared with 36.3% and 35.9% for the same periods last year. The lower six-month effective tax rate this year reflects more tax benefits on stock-based compensation, offset in part by the absence of certain tax credits.

On July 6, 2017, Illinois enacted legislation increasing their corporate tax rate that will cause an increase to deferred tax expense of approximately $13 million in the third quarter.  We expect our full-year effective income tax rate to be around 37%.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.6 billion for the first six months of 2017, compared with $1.4 billion for the same period of 2016, reflecting improved operating results. We had working capital deficits of $407 million at June 30, 2017, compared with $48 million at December 31, 2016. Cash and cash equivalents totaled $642 million at June 30, 2017. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

During the second quarter of 2017, we issued $300 million of 3.15% senior notes due 2027. Other than this item, there have been no material changes to the information on future obligations contained in our Form 10-K for the year ended December 31, 2016.

Cash used in investing activities was $824 million for the first six months of 2017, compared with $912 million in the same period last year, primarily due to decreased property additions and increased property sale proceeds.
Cash used in financing activities was $1.1 billion in the first six months of 2017, compared with $755 million in the same period last year, the result of lower debt proceeds. We repurchased 3.4 million shares of Common Stock, totaling $402 million, in the first six months of 2017, compared to 5.0 million shares, totaling $400 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.  We anticipate repurchasing shares totaling $1.0 billion during 2017.

Our total debt-to-total capitalization ratio was 43.8% at June 30, 2017, and 45.1% at December 31, 2016.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both June 30, 2017 and December 31, 2016, and are in compliance with all of its covenants. We have a $350 million accounts receivable securitization program with a two-year term expiring June 2018. There was $100 million and $200 million outstanding under this program at June 30, 2017, and December 31, 2016, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2017.  Based on such evaluation, our officers have concluded that, at June 30, 2017, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2017, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2016 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

April 1-30, 2017	504,254	115.15	504,254	12,486,516
May 1-31, 2017	629,093	116.76	628,220	11,858,296
June 1-30, 2017	591,424	120.00	591,424	11,266,872

Total	1,724,771		1,723,898

(1)	Of this amount, 873 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2017.

Item 6. Exhibits.

See Exhibit Index beginning on page 27 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 26, 2017	/s/ Thomas E. Hurlbut Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 26, 2017	/s/ Denise W. Hutson Denise W. Hutson Corporate Secretary (Signature)

EXHIBIT INDEX

4.1
Fourth Supplemental Indenture, dated as of May 31, 2017, between the Registrant and U.S. Bank National Association, as trustee, is incorporated by reference to exhibit 4.1 to the Corporation’s Form 8-K filed May 31, 2017.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2017, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2017 and 2016; (iii) the Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the first six months of 2017 and 2016; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.