Form 10-Q
period 2017-09-30
NORFOLK SOUTHERN CORP
filed 2017-10-25
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2017

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock ($1.00 par value per share)	286,148,766 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	($ in millions, except per share amounts)

Railway operating revenues	$2,670	$2,524	$7,882	$7,398

Railway operating expenses:
Compensation and benefits	755	691	2,201	2,081
Purchased services and rents	377	386	1,146	1,149
Fuel	198	181	601	504
Depreciation	265	258	788	767
Materials and other	164	188	574	584

Total railway operating expenses	1,759	1,704	5,310	5,085

Income from railway operations	911	820	2,572	2,313

Other income – net	23	29	79	49
Interest expense on debt	134	144	416	421

Income before income taxes	800	705	2,235	1,941

Provision for income taxes	294	245	799	689

Net income	$506	$460	$1,436	$1,252

Per share amounts:
Net income
Basic	$1.76	$1.56	$4.96	$4.23
Diluted	1.75	1.55	4.93	4.21

Dividends	0.61	0.59	1.83	1.77

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	($ in millions)

Net income	$506	$460	$1,436	$1,252
Other comprehensive income, before tax:
Reclassification adjustments for costs
included in net income	7	7	21	20
Other comprehensive loss of
equity investees	—	—	(1)	—
Other comprehensive income, before tax	7	7	20	20

Income tax expense related to reclassification
adjustments for costs included in net income	(2)	(3)	(8)	(8)

Other comprehensive income, net of tax	5	4	12	12

Total comprehensive income	$511	$464	$1,448	$1,264

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$724	$956
Accounts receivable – net	973	945
Materials and supplies	245	257
Other current assets	57	133
Total current assets	1,999	2,291

Investments	2,888	2,777
Properties less accumulated depreciation of $11,987 and
$11,737, respectively	30,163	29,751
Other assets	103	73

Total assets	$35,153	$34,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,287	$1,215
Short-term debt	—	100
Income and other taxes	206	245
Other current liabilities	320	229
Current maturities of long-term debt	600	550
Total current liabilities	2,413	2,339

Long-term debt	9,280	9,562
Other liabilities	1,366	1,442
Deferred income taxes	9,367	9,140
Total liabilities	22,426	22,483

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 286,148,766 and 290,417,610 shares,
respectively, net of treasury shares	288	292
Additional paid-in capital	2,249	2,179
Accumulated other comprehensive loss	(475)	(487)
Retained income	10,665	10,425

Total stockholders’ equity	12,727	12,409

Total liabilities and stockholders’ equity	$35,153	$34,892

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2017	2016
	($ in millions)

Cash flows from operating activities:
Net income	$1,436	$1,252
Reconciliation of net income to net cash provided by operating activities:
Depreciation	791	770
Deferred income taxes	219	177
Gains and losses on properties	(62)	(38)
Changes in assets and liabilities affecting operations:
Accounts receivable	(59)	8
Materials and supplies	12	(30)
Other current assets	68	130
Current liabilities other than debt	165	149
Other – net	(105)	(106)

Net cash provided by operating activities	2,465	2,312

Cash flows from investing activities:
Property additions	(1,315)	(1,304)
Property sales and other transactions	137	87
Investment purchases	(4)	(119)
Investment sales and other transactions	8	6

Net cash used in investing activities	(1,174)	(1,330)

Cash flows from financing activities:
Dividends	(529)	(523)
Common stock transactions	75	33
Purchase and retirement of common stock	(712)	(603)
Proceeds from borrowings – net	293	594
Debt repayments	(650)	(600)

Net cash used in financing activities	(1,523)	(1,099)

Net decrease in cash and cash equivalents	(232)	(117)

Cash and cash equivalents:
At beginning of year	956	1,101

At end of period	$724	$984

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$345	$337
Income taxes (net of refunds)	594	409

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2017, and December 31, 2016, our results of operations and comprehensive income for the third quarters and first nine months of 2017 and 2016, and our cash flows for the first nine months of 2017 and 2016 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	($ in millions)
Stock-based compensation expense	$7	$7	$39	$42
Total tax benefit	13	8	47	27

During 2017, a committee of nonemployee members of our Board of Directors (or the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP) and granted stock options pursuant to the Thoroughbred Stock Option Plan (TSOP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Stock options:
LTIP	—	$—	341,120	$37.73
TSOP	—	—	144,440	31.33
Total	—		485,560

Restricted stock units	—	—	83,330	120.16
Performance share units	1,775	119.73	297,376	88.16

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

The fair value of each option award was measured on the date of grant using a binomial lattice-based option valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock. Historical data is used to estimate option exercises within the valuation model. The average expected option term is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. A dividend yield of zero was used for the LTIP options during the vesting period.  A dividend yield of 2.04% was used for all vested LTIP options and all TSOP options.

The assumptions for the 2017 LTIP and TSOP grants are shown in the following table:

Average expected volatility	26%
Average risk-free interest rate	2.51%
Average expected option term LTIP	8.6 years
Average expected option term TSOP	8.3 years
Per-share grant price LTIP and TSOP	$120.25

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	($ in millions)
Stock options exercised	527,543	633,931	1,538,858	1,003,848
Cash received upon exercise	$33	$32	$90	$50
Related tax benefit realized	$10	$6	$29	$8

Restricted Stock Units

RSUs primarily have a five-year restriction period and will be settled through the issuance of shares of Common Stock. The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock. The total related tax benefits were less than $1 million for the third quarter of 2017 and 2016. No RSUs vested or were paid out during the second or third quarters of 2017 or 2016.

	First Nine Months
	2017	2016
	($ in millions)
RSUs vested	137,200	175,500
Common Stock issued net of tax withholding	81,318	103,936
Related tax benefit realized	$3	$1

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second or third quarters of 2017 or 2016.

	First Nine Months
	2017	2016
	($ in millions)
PSUs earned	171,080	406,038
Common Stock issued net of tax withholding	99,805	241,757
Related tax benefit realized	$1	$3

2.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2017	2016	2017	2016
	($ in millions, except per share amounts, shares in millions)

Net income	$506	$460	$506	$460
Dividend equivalent payments	(1)	(3)	—	(2)

Income available to common stockholders	$505	$457	$506	$458

Weighted-average shares outstanding	287.1	292.7	287.1	292.7
Dilutive effect of outstanding options
and share-settled awards			2.4	2.0

Adjusted weighted-average shares outstanding			289.5	294.7

Earnings per share	$1.76	$1.56	$1.75	$1.55

	Basic		Diluted
	First Nine Months
	2017	2016	2017	2016
	($ in millions, except per share amounts, shares in millions)
Net income	$1,436	$1,252	$1,436	$1,252
Dividend equivalent payments	(3)	(5)	(1)	(4)

Income available to common stockholders	$1,433	$1,247	$1,435	$1,248

Weighted-average shares outstanding	288.8	294.9	288.8	294.9
Dilutive effect of outstanding options
and share-settled awards			2.4	1.8

Adjusted weighted-average shares outstanding			291.2	296.7

Earnings per share	$4.96	$4.23	$4.93	$4.21

During the third quarters and first nine months of 2017 and 2016, dividend equivalent payments were made to holders of LTIP stock options and RSUs. For purposes of computing basic earnings per share, dividend equivalent payments made to holders of these stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is the more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows:

Period	2017	2016
	(in millions)
1st Quarter	0.5	1.5
2nd Quarter	0.5	1.5
3rd Quarter	—	1.5

3. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Loss	Reclassification Adjustments		Balance at End of Period
	($ in millions)
Nine Months Ended September 30, 2017
Pensions and other postretirement
liabilities	$(414)	$—	$13	(1)	$(401)
Other comprehensive loss
of equity investees	(73)	(1)	—		(74)

Accumulated other comprehensive loss	$(487)	$(1)	$13		$(475)

Nine Months Ended September 30, 2016
Pensions and other postretirement
liabilities	$(367)	$—	$12	(1)	$(355)
Other comprehensive loss
of equity investees	(78)	—	—		(78)

Accumulated other comprehensive loss	$(445)	$—	$12		$(433)

(1)	These items are included in the computation of net periodic pension and postretirement benefit costs. See Note 7, “Pensions and Other Postretirement Benefits,” for additional information.

4.  Stock Repurchase Program

We repurchased and retired 6.0 million and 7.2 million shares of Common Stock under our stock repurchase program in the first nine months of 2017 and 2016, respectively, at a cost of $712 million and $603 million, respectively. Since the beginning of 2006, we have repurchased and retired 166.3 million shares at a total cost of $11.0 billion.

5.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.2 billion at both September 30, 2017, and December 31, 2016.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $34 million and $38 million for the third quarters of 2017 and 2016, respectively, and $106 million and $113 million for the first nine months of 2017 and 2016, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $10 million and $15 million for the third quarters of 2017 and 2016, respectively, and $30 million and $37 million for the first nine months of 2017 and 2016, respectively.

“Other liabilities” includes $280 million at both September 30, 2017, and December 31, 2016, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts payable to TTX for use of equipment are included in “Purchased services and rents” and amounted to $58 million and $56 million of expense for the third quarters of 2017 and 2016, respectively, and $173 million and $170 million for the first nine months of 2017 and 2016, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $14 million and $8 million for the third quarters of 2017 and 2016, respectively, and $32 million and $18 million for the first nine months of 2017 and 2016, respectively.

6.  Debt

We have in place a $350 million receivables securitization facility which expires in June 2018. At September 30, 2017, the amount outstanding under the facility was $100 million and was included within “Long-term debt” due to our intent to refinance $100 million of these borrowings on a long-term basis, which is supported by our $750 million credit agreement.

During the third quarter of 2017, we issued $750 million of senior notes at 4.050% due 2052 in exchange for $551 million of its previously issued notes ($48 million at 7.9% due 2097, $378 million at 6% due 2111, and $125 million at 6% due 2105).  No gain or loss was recognized as a result of the debt exchange.

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

Pension and postretirement benefit cost components for the third quarter and first nine months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2017	2016	2017	2016
	($ in millions)

Service cost	$9	$9	$2	$2
Interest cost	20	20	4	4
Expected return on plan assets	(43)	(43)	(4)	(4)
Amortization of net losses	13	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(1)	$(1)	$(4)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2017	2016	2017	2016
	($ in millions)
Service cost	$28	$27	$6	$5
Interest cost	60	61	12	12
Expected return on plan assets	(129)	(129)	(12)	(13)
Amortization of net losses	39	38	—	—
Amortization of prior service benefit	—	—	(18)	(18)

Net benefit	$(2)	$(3)	$(12)	$(14)

8.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2017, or December 31, 2016. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$114	$136	$116	$141
Long-term debt, including current maturities	(9,880)	(11,774)	(10,112)	(11,626)

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

	Level 1	Level 2	Total
	($ in millions)

September 30, 2017
Long-term investments	$4	$132	$136
Long-term debt, including current maturities	(11,576)	(198)	(11,774)

December 31, 2016
Long-term investments	$4	$137	$141
Long-term debt, including current maturities	(11,427)	(199)	(11,626)

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

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. On June 21, 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $62 million and $67 million at September 30, 2017, and December 31, 2016, respectively (of which $15 million are classified as current liabilities at both dates). At September 30, 2017, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 131 known locations and projects compared with 134 locations and projects at December 31, 2016. At September 30, 2017, 17 sites accounted for $41 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At thirteen locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

10. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This update will replace most existing revenue recognition guidance in GAAP and require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will be effective for our annual and interim reporting periods beginning January 1, 2018. ASU 2014-09 permits the use of either the retrospective or modified retrospective transition method. Freight revenue will continue to be recognized proportionally as a shipment moves from origin to destination and other revenues will be recognized as performance obligations are satisfied.  We have substantially completed our analysis and do not expect that adoption of the standard will have a material effect on our financial position and results of operations. Certain additional financial statement disclosure requirements are mandated by the new standard including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue, which we expect to be similar to our current disclosures within the “Railway Operating Revenues” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not plan to adopt the standard early and will use the modified retrospective transition method.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update, effective for annual and interim reporting periods beginning January 1, 2018, will require segregation of these net benefit costs between operating and non-operating expenses. Currently, we report the net benefit costs associated with our defined benefit and postretirement plans in the “Compensation and benefits” line item of the Consolidated Statements of Income, as disclosed in Note 7, “Pensions and Other Postretirement Benefits.” When the ASU is implemented, only the service cost component of defined benefit pension cost and postretirement benefit cost will be reported within compensation costs, while all other components of net benefit cost will be presented within the “Other income – net” line item on the Consolidated Statements of Income. The standard requires retrospective application, and as such the adoption of this standard will result in offsetting increases in “Compensation and benefits” expense and “Other income – net” on the Consolidated Statements of Income for all periods of 2017 and 2016, with no impact on net income. We did not adopt the standard early.

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

Record-setting results in the third quarter were the result of the sustained execution of our strategic plan. We achieved an all-time record quarterly operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 65.9% in the third quarter, and first nine-month records for both operating ratio and diluted earnings per share. We are in a position to support additional volume growth and manage higher volume-related expenses and inflationary headwinds while continuing to improve productivity.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change
Income from railway operations	$911	$820	11%	$2,572	$2,313	11%
Net income	$506	$460	10%	$1,436	$1,252	15%
Diluted earnings per share	$1.75	$1.55	13%	$4.93	$4.21	17%
Railway operating ratio (percent)	65.9	67.5	(2%)	67.4	68.7	(2%)

The rise in net income for both periods was driven by increased income from railway operations, a result of higher railway operating revenues, offset in part by increases in railway operating expenses. Traffic volume was up 4% for the third quarter and 5% for the first nine months compared to the same periods last year, and average revenue per unit growth was driven by pricing gains and higher fuel surcharge revenues in both periods.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by market group.

	Third Quarter			First Nine Months
Revenues	2017	2016	% change	2017	2016	% change
Merchandise:
Chemicals	$418	$408	2%	$1,251	$1,253	—
Agr./consumer/gov’t	388	380	2%	1,156	1,149	1%
Metals/construction	378	337	12%	1,089	971	12%
Automotive	218	236	(8%)	713	738	(3%)
Paper/clay/forest	198	191	4%	572	567	1%
Merchandise	1,600	1,552	3%	4,781	4,678	2%
Intermodal	621	575	8%	1,785	1,635	9%
Coal	449	397	13%	1,316	1,085	21%
Total	$2,670	$2,524	6%	$7,882	$7,398	7%

Units
Merchandise:
Chemicals	115.2	117.5	(2%)	348.6	360.9	(3%)
Agr./consumer/gov’t	147.8	147.6	—	443.0	447.0	(1%)
Metals/construction	194.2	186.9	4%	556.0	525.4	6%
Automotive	96.6	106.8	(10%)	318.5	332.8	(4%)
Paper/clay/forest	73.4	71.7	2%	214.3	216.3	(1%)
Merchandise	627.2	630.5	(1%)	1,880.4	1,882.4	—
Intermodal	1,035.2	993.5	4%	3,013.7	2,874.4	5%
Coal	266.6	238.2	12%	792.3	663.0	20%
Total	1,929.0	1,862.2	4%	5,686.4	5,419.8	5%

Revenue per Unit
Merchandise:
Chemicals	$3,624	$3,473	4%	$3,586	$3,472	3%
Agr./consumer/gov’t	2,626	2,577	2%	2,610	2,571	2%
Metals/construction	1,945	1,802	8%	1,959	1,848	6%
Automotive	2,256	2,217	2%	2,239	2,219	1%
Paper/clay/forest	2,699	2,655	2%	2,668	2,620	2%
Merchandise	2,550	2,462	4%	2,542	2,485	2%
Intermodal	600	579	4%	592	569	4%
Coal	1,687	1,666	1%	1,662	1,636	2%
Total	1,384	1,355	2%	1,386	1,365	2%

Third-quarter railway operating revenues increased $146 million over the same period last year.  For the first nine months, railway operating revenues increased $484 million. The table below reflects the components of the revenue change by major market group over the same period last year ($ in millions).

	Third Quarter			First Nine Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(8)	$24	$47	$(5)	$79	$212
Fuel surcharge
revenue	7	10	—	22	51	10
Rate, mix and
other	49	12	5	86	20	9

Total	$48	$46	$52	$103	$150	$231

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with more than half tied to OHD. In the third quarter and first nine months of 2017, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue, as price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with these surcharges totaled $84 million and $67 million in the third quarters of 2017 and 2016, respectively, and $249 million and $166 million for the first nine months of 2017 and 2016, respectively.

Merchandise

Merchandise revenue increased for both periods reflecting higher average revenue per unit, driven by pricing gains. Total merchandise volumes were down less than 1% in both periods as gains in the metals and construction group and paper, clay, and forest products in the third quarter were more than offset by declines in automotive and chemicals traffic.

Chemicals volume declined in both periods, driven by reduced shipments of crude oil from the Bakken oil fields and lower shipments of coal ash, partially offset by more shipments of higher-rated plastics. The first nine months were also impacted by decreased shipments of liquefied petroleum gas, partially offset by increased rock salt shipments due to weather and replenishing of stockpiles.

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

Agriculture, consumer products, and government volume was flat in the third quarter and down in the first nine months, reflecting lower ethanol shipments, partially offset by increased fertilizer and corn shipments.

Metals and construction volume grew in both periods, a result of increased frac sand shipments for use in natural gas drilling in the Marcellus, Utica, and Permian regions and higher iron and steel shipments driven by continued improvement in construction activity. These increases were partially offset by declines in coil and cement traffic, due to customer sourcing changes.

Automotive volume declined in both periods, driven mainly by decreases in U.S. light vehicle production.

Paper, clay, and forest products volume increased in the third quarter and decreased in the first nine months. Both periods reflected higher pulp and municipal waste shipments as a result of increased consumer demand and growth with existing customers, partially offset by lower woodchip volume due to customer sourcing changes. The first nine months were also impacted by lower pulpboard volume due to increased truck competition.

Merchandise revenues for the remainder of the year are expected to increase compared to last year, reflecting higher average revenue per unit driven by pricing gains, and higher volumes.

Intermodal

Intermodal revenues increased for both periods due to higher traffic volumes and average revenue per unit, primarily driven by pricing gains and higher fuel surcharges.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change

Domestic	662.6	616.2	8%	1,890.6	1,775.8	6%
International	372.6	377.3	(1%)	1,123.1	1,098.6	2%

Total	1,035.2	993.5	4%	3,013.7	2,874.4	5%

Domestic volume increases in both periods were the result of continued highway conversions, growth in existing accounts, and market share gains. International volume declined slightly in the third quarter. Demand from existing customers and new business awards drove the increase in the first nine months.

Intermodal revenues for the remainder of the year are expected to increase compared to last year, driven by volume growth and higher average revenue per unit due to higher fuel surcharge revenues and pricing gains.

Coal

Coal revenues increased in both periods, a result of higher volumes, primarily in the export market, and higher average revenue per unit, the result of pricing gains. The first nine months were also impacted by higher fuel surcharge revenue.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change

Utility	17,410	18,357	(5%)	52,599	48,097	9%
Export	6,280	2,567	145%	19,189	9,949	93%
Domestic metallurgical	4,298	3,816	13%	11,647	10,355	12%
Industrial	1,457	1,589	(8%)	4,259	4,785	(11%)

Total	29,445	26,329	12%	87,694	73,186	20%

Utility coal tonnage decreased in the third quarter, but increased in the first nine months. The third quarter drop was driven primarily by weakened demand for coal driven by sustained low natural gas prices and plant outages. Market share gains contributed to the increase in the first nine months. Export coal tonnage grew significantly over prior periods, as a continued tightening of international coal supply drove incremental production increases and higher demand for U.S. coal. Domestic metallurgical coal tonnage rose as customer-specific gains more than offset supply issues driven by increased demand in the export markets in both periods. Industrial coal tonnage fell in both periods, reflecting continued pressure from natural gas conversions and customer sourcing changes.

Coal revenues for the remainder of the year are expected to be slightly above last year primarily due to export volume increases, partially offset by lower average revenue per unit due to negative mix.

Railway Operating Expenses

Railway operating expenses ($ in millions) summarized by major classifications were as follows:

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change

Compensation and benefits	$755	$691	9%	$2,201	$2,081	6%
Purchased services and rents	377	386	(2%)	1,146	1,149	—
Fuel	198	181	9%	601	504	19%
Depreciation	265	258	3%	788	767	3%
Materials and other	164	188	(13%)	574	584	(2%)

Total	$1,759	$1,704	3%	$5,310	$5,085	4%

Compensation and benefits expense increased in both periods, reflecting changes in:

•	incentive and stock-based compensation (up $47 million for the quarter and $70 million for the first nine months),

•	health and welfare benefit rates for agreement employees (up $16 million for the quarter and $46 million for the first nine months),

•	pay rates (up $13 million for the quarter and $49 million for the first nine months), and

•	employment levels (down $26 million for the quarter and $57 million for the first nine months).

Average rail headcount for the quarter was down by about 1,100 compared with third-quarter 2016 and approximately 300 sequentially. We expect to enter 2018 with employment levels flat to slightly higher than third-quarter 2017.

Purchased services and rents decreased for both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change

Purchased services	$309	$312	(1%)	$931	$921	1%
Equipment rents	68	74	(8%)	215	228	(6%)

Total	$377	$386	(2%)	$1,146	$1,149	—

The decline in equipment rents in both periods is the result of lower automotive volumes and improved network fluidity. Purchased services decreased slightly in the third quarter. The increase for the first nine months was due to higher intermodal volume-related costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased for both periods, due to higher locomotive fuel prices (up 12% in the third quarter and 22% in the first nine months), offset in part by improved locomotive fuel efficiency (consumption was 2% lower during the third quarter and first nine months despite the 4% and 5% increases in traffic volume, respectively).

Materials and other expenses declined in the third quarter and for the first nine months as follows ($ in millions):

	Third Quarter			First Nine Months
	2017	2016	% change	2017	2016	% change

Materials	$85	$102	(17%)	$264	$273	(3%)
Casualties and other claims	39	36	8%	114	101	13%
Other	40	50	(20%)	196	210	(7%)

Total	$164	$188	(13%)	$574	$584	(2%)

Material usage costs decreased in both periods, a result of lower locomotive and freight car repairs. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters. Cost associated with personal injury increased in the third quarter and first nine months as a result of unfavorable developments in personal injury cases. Other expense decreases in both periods reflect higher gains from the sale of operating properties.

Other Income – Net

Other income – net decreased $6 million in the third quarter, but rose $30 million for the first nine months compared with the same periods last year. The decline in the third quarter was driven by lower returns on corporate-owned life insurance and debt exchange fees, partially offset by higher gains from the sale of non-operating properties. The first nine months increase was a result of the absence of advisory fees incurred last year, increased income associated with our coal mining properties, and higher returns from corporate-owned life insurance.

Provision for Income Taxes

The third-quarter and year-to-date effective income tax rates were 36.8% and 35.7%, compared with 34.8% and 35.5% for the same periods last year. The higher effective tax rate for the quarter was due to Illinois-enacted legislation which increased deferred tax expense by $12 million.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.5 billion for the first nine months of 2017, compared with $2.3 billion for the same period of 2016, largely the result of improved operating results. We had a working capital deficit of $414 million at September 30, 2017, compared to $48 million at December 31, 2016. Cash and cash equivalents totaled $724 million at September 30, 2017. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

In May of 2017, we issued $300 million of 3.15% senior notes due 2027. In August of 2017, we issued$750 million of 4.050% senior notes due 2052 as part of a debt exchange for $551 million of previously issued notes (See Note 6). Other than these items, there have been no material changes to the information on future obligations contained in our Form 10-K for the year ended December 31, 2016.

Cash used in investing activities was $1.2 billion for the first nine months of 2017, compared with $1.3 billion in the same period last year, the decrease driven primarily due to lower corporate-owned life insurance investments.

Cash used in financing activities was $1.5 billion in the first nine months of 2017, compared with $1.1 billion in the same period last year, primarily the result of lower debt proceeds and higher repurchases of common stock. We repurchased 6.0 million shares of Common Stock, totaling $712 million, in the first nine months of 2017, compared to 7.2 million shares, totaling $603 million, in the same period last year.  On September 26, 2017, our Board of

Directors authorized the repurchase of up to an additional 50 million shares of Common stock through December 31, 2022. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 43.7% at September 30, 2017, and 45.1% at December 31, 2016.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both September 30, 2017, and December 31, 2016, and are in compliance with all of its covenants. We have a $350 million accounts receivable securitization program expiring June 2018. There was $100 million and $200 million outstanding under this program at September 30, 2017, and December 31, 2016, respectively.

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

Beginning in late 2014, the NCCC and the various unions exchanged new proposals to begin the current round of national negotiations.  The unions have formed three separate bargaining coalitions. The NCCC has reached a tentative agreement with one coalition that represents approximately 60% of the unionized workforce. That agreement is subject to ratification by the union membership. Negotiations with the other two coalitions are ongoing with the assistance of mediators from the National Mediation Board. Separately, in January 2015, we reached an agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET), which represents approximately 20% of our union workforce.  Changes to the BLET benefit plan are covered by the national tentative agreement currently pending membership ratification.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2017.  Based on such evaluation, our officers have concluded that, at September 30, 2017, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2017, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 6, 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. On June 21, 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors.

The risk factors included in our 2016 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2017	602,443	119.18	602,443	10,664,429
August 1-31, 2017	1,110,444	117.34	1,109,602	9,554,827
September 1-30, 2017	847,742	127.51	846,969	58,707,858

Total	2,560,629		2,559,014

(1)	Of this amount, 1,615 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	On September 26, 2017, our Board of Directors authorized a share repurchase program, pursuant to which up to 50 million shares of Common Stock could be purchased through December 31, 2022.

Item 6. Exhibits.

4.1
Indenture dated as of August 15, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. SEC File No. 001-08339

4.2
Registration Rights Agreement dated as of August 15, 2017. The Agreement is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. SEC File No. 001-08339

10.1*,**	The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2015.

10.2*,**	Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, as amended and restated effective as of June 26, 2015.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

101**
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2017, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2017 and 2016; (iii) the Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2017 and 2016; and (v) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 25, 2017	/s/ Thomas E. Hurlbut
Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 25, 2017	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)