Form 10-K
period 2017-12-31
NORFOLK SOUTHERN CORP
filed 2018-02-05
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (X)   No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer (X)    Accelerated filer (  )   Non-accelerated filer (  )   Smaller reporting company (  ) Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes (  )   No (X)

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2017, was $35,044,199,563 (based on the closing price as quoted on the New York Stock Exchange on that date).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2018: 283,997,242 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

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

We make available free of charge through our website, www.norfolksouthern.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  In addition, the following documents are available on our website and in print to any shareholder who requests them:

•	Corporate Governance Guidelines

•	Charters of the Committees of the Board of Directors

•	The Thoroughbred Code of Ethics

•	Code of Ethical Conduct for Senior Financial Officers

•	Categorical Independence Standards for Directors

•	Norfolk Southern Corporation Bylaws

K 3

RAILROAD OPERATIONS – At December 31, 2017, our railroad operated approximately 19,500 miles of road in 22 states and the District of Columbia.

Our system reaches many manufacturing plants, electric generating facilities, mines, distribution centers, transload facilities, and other businesses located in our service area.

Corridors with heaviest freight volume:

•	New York City area to Chicago (via Allentown and Pittsburgh)

•	Chicago to Macon (via Cincinnati, Chattanooga, and Atlanta)

•	Central Ohio to Norfolk (via Columbus and Roanoke)

•	Birmingham to Meridian

•	Memphis to Chattanooga

•	Cleveland to Kansas City

K 4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2017
	Miles of Road	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,711	2,753	1,952	8,320	27,736
Operated under lease, contract or trackage
rights	4,756	1,932	398	835	7,921

Total	19,467	4,685	2,350	9,155	35,657

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Maryland Department of Transportation, and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our railroads’ operations for the past five years:

	Years ended December 31,
	2017		2016	2015	2014	2013

Revenue ton miles (billions)	201		191	200	205	194
Revenue per thousand revenue ton miles	$52.38		$51.91	$52.63	$56.70	$58.10
Revenue ton miles (thousands) per railroad employee	7,474		6,838	6,645	7,054	6,517
Ratio of railway operating expenses to railway operating
revenues	67.4%	[1]	68.9%	72.6%	69.2%	71.0%

1Note: See reconciliation to U.S. Generally Accepted Accounting Principles (GAAP) in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RAILWAY OPERATING REVENUES – Total railway operating revenues were $10.6 billion in 2017.  Following is an overview of our three major market groups. See the discussion of merchandise revenues by commodity group, intermodal revenues, and coal revenues and tonnage in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, sand, and minerals.

•	Automotive includes finished motor vehicles and automotive parts.

K 5

•	Paper, clay and forest products includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, and clay.

Merchandise carloads handled in 2017 were 2.5 million, the revenues from which accounted for 60% of our total railway operating revenues.

INTERMODAL – Our intermodal market group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers, and other shippers.  Intermodal units handled in 2017 were 4.1 million, the revenues from which accounted for 23% of our total railway operating revenues.

COAL – Revenues from coal accounted for 17% of our total railway operating revenues in 2017.  We handled 116 million tons, or 1.0 million carloads, in 2017, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 76 coal generation plants, as well as the export, domestic metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lamberts Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

In 2017, our railroad was found by the U.S. Surface Transportation Board (STB), the regulatory board that has broad jurisdiction over railroad practices, to be “revenue adequate” on an annual basis based on results for the year 2016.  The STB has not made its revenue adequacy determination for the year 2017.  A railroad is “revenue adequate” on an annual basis under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital.  This determination is made pursuant to a statutory requirement.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net property of approximately $30 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2017	2016	2015	2014	2013
	($ in millions)

Road and other property	$1,210	$1,292	$1,514	$1,406	$1,421
Equipment	513	595	658	712	550
Delaware & Hudson acquisition	—	—	213	—	—

Total	$1,723	$1,887	$2,385	$2,118	$1,971

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.  For 2018, we have budgeted $1.8 billion of property additions.

K 6

Equipment – At December 31, 2017, we owned or leased the following units of equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,911	14	3,925	14,948,800
Auxiliary units	175	—	175	—
Switching	55	—	55	82,050

Total locomotives	4,141	14	4,155	15,030,850

Freight cars:				(Tons)
Gondola	25,265	2,549	27,814	3,086,465
Hopper	11,266	—	11,266	1,272,224
Covered hopper	9,061	85	9,146	1,013,837
Box	8,248	1,362	9,610	829,014
Flat	1,776	1,484	3,260	316,534
Other	1,606	4	1,610	74,100

Total freight cars	57,222	5,484	62,706	6,592,174

Other:
Chassis	28,710	—	28,710
Containers	16,190	1,738	17,928
Work equipment	7,213	287	7,500
Vehicles	4,072	156	4,228
Miscellaneous	2,387	189	2,576

Total other	58,572	2,370	60,942

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2017:

	2017	2016	2015	2014	2013	2008- 2012	2003- 2007	2002 & Before	Total
Locomotives:
No. of units	53	66	8	83	50	231	624	3,026	4,141
% of fleet	1%	2%	—%	2%	1%	6%	15%	73%	100%

Freight cars:
No. of units	470	775	2,091	897	—	8,889	1,658	42,442	57,222
% of fleet	1%	1%	4%	1%	—%	16%	3%	74%	100%

K 7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2017, and information regarding 2017 retirements:

	Locomotives	Freight Cars
Average age – in service	24.4 years	28.5 years
Retirements	180 units	6,947 units
Average age – retired	33.2 years	44.7 years

Track Maintenance – Of the approximately 35,700 total miles of track on which we operate, we are responsible for maintaining approximately 28,500 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 83% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 46% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2017.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2017	2016	2015	2014	2013
Track miles of rail installed	466	518	523	507	549
Miles of track surfaced	5,368	4,984	5,074	5,248	5,475
Crossties installed (millions)	2.5	2.3	2.4	2.7	2.5

Traffic Control – Of the approximately 16,400 route miles we dispatch, about 11,300 miles are signalized, including 8,500 miles of centralized traffic control (CTC) and 2,800 miles of automatic block signals.  Of the 8,500 miles of CTC, approximately 7,600 miles are controlled by data radio originating at 355 base station radio sites.

ENVIRONMENTAL MATTERS – Compliance with federal, state, and local laws and regulations relating to the protection of the environment is one of our principal goals.  To date, such compliance has not had a material effect on our financial position, results of operations, liquidity, or competitive position. See Note 16 to the Consolidated Financial Statements.

EMPLOYEES – The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2017	2016	2015	2014	2013

Average number of employees	27,110	28,044	30,456	29,482	30,103
Average wage cost per employee	$79,000	$76,000	$77,000	$76,000	$72,000
Average benefit cost per employee	$42,000	$35,000	$32,000	$35,000	$40,000

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K 8

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

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts are expected to continue in 2018.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

Our primary rail competitor is CSX Corporation (CSX); both NS and CSX operate throughout much of the same territory. Other railroads also operate in parts of the territory.  We also compete with motor carriers, water carriers, and with shippers who have the additional options of handling their own goods in private carriage, sourcing products from different geographic areas, and using substitute products.

Certain marketing strategies to expand reach and shipping options among railroads and between railroads and motor carriers enable railroads to compete more effectively in specific markets.

SECURITY OF OPERATIONS – We continue to enhance the security of our rail system. Our comprehensive security plan is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001.  The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry as a terrorist threat increases or decreases.  The Alert Level actions include countermeasures that will be applied in three general areas:  (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police.  All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our plan also complies with U.S. Department of Transportation (DOT) security regulations pertaining to training and security plans with respect to the transportation of hazardous materials.  As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and is integrated into hazardous material training programs.  Additionally, location-specific security plans are in place for certain metropolitan areas and each of the six facilities we operate that are under U.S. Coast Guard (USCG)

K 9

Maritime Security Regulations.  With respect to these facilities, each facility’s security plan has been approved by the applicable Captain of the Port and remains subject to inspection by the USCG.

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the Transportation Security Administration, the Federal Bureau of Investigation, the Federal Railroad Administration (FRA), the USCG, U.S. Customs and Border Protection, the Department of Defense, and various state Homeland Security offices.  Similarly, we follow guidance from DHS and DOT regarding rail corridors in High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in HTUA by:  (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) substantially reducing the number of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local, and tribal governments to identify those locations where security risks are the highest.

In 2017, through participation in the Transportation Community Awareness and Emergency Response (TRANSCAER) Program, we provided rail accident response training to approximately 8,185 emergency responders, such as local police and fire personnel. Our other training efforts throughout 2017 included participation in drills for local, state, and federal agencies.  We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

Item 1A. Risk Factors

The risks set forth in the following risk factors could have a materially adverse effect on our financial condition, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. The information set forth in this Item 1A. “Risk Factors” should be read in conjunction with the rest of the information included in this annual report, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

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

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT and the DHS (which regulate most aspects of our operations) related to safety and security. The Rail Safety Improvement Act of 2008 (RSIA), the Surface Transportation Extension Act of 2015, and the implementing regulations promulgated by the FRA (collectively “the PTC laws and regulations”) require us (and each other Class I railroad) to implement, on certain mainline track where intercity and commuter passenger railroads operate and where TIH hazardous materials are transported, an interoperable positive train control system (PTC). PTC is a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments, and certain other accidents caused by human error, but PTC will not prevent all types of train accidents or incidents. The PTC laws and regulations require us to install all hardware and to implement the PTC system on some of those rail lines by December 31, 2018, and to implement such system on the remainder of those rail lines by December 31, 2020.

Full implementation of PTC in compliance with RSIA, as amended, will result in additional operating costs and capital expenditures, and PTC implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

K 10

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

In addition, legislation and regulation related to GHGs could negatively affect the markets we serve and our customers. Even without legislation or regulation, government incentives and adverse publicity relating to GHGs could negatively affect the markets for certain of the commodities we carry and our customers that (1) use commodities that we carry to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities we carry, or (3) manufacture or produce goods that consume significant amounts of energy.

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

Significant increases in demand for rail services could result in the unavailability of qualified personnel and locomotives. In addition, workforce demographics and training requirements, particularly for engineers and conductors, could have a negative impact on our ability to meet short-term demand for rail service. Unpredicted increases in demand for rail services may exacerbate such risks.

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

K 11

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

The vast majority of our employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect our operations. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. If unionized workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for health care, wages, and other benefits.

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

K 12

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

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed approximately 458 million gallons of diesel fuel in 2017. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could impact us as well as our customers and other transportation companies.

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

The state of capital markets could adversely affect our liquidity. We rely on the capital markets to provide some of our capital requirements, including the issuance of debt instruments, as well as the sale of certain receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or eliminate our access to, and/or significantly increase the cost of, various financing sources, including bank credit facilities and issuance of corporate bonds. Instability or disruptions of the capital markets and deterioration of our financial condition, alone or in combination, could also result in a reduction in our credit rating to below investment grade, which could prohibit or restrict us from accessing external sources of short- and long-term debt financing and/or significantly increase the associated costs.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification; the findings are subject to appeal. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

K 13

Executive Officers of the Registrant

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2018, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

James A. Squires, 56, Chairman, President and Chief Executive Officer
Present position since October 1, 2015.
Served as CEO since June 1, 2015. Served as President since June 1, 2013. Served as Executive Vice President – Administration from August 1, 2012 to June 1, 2013. Served as Executive Vice President – Finance and Chief Financial Officer from July 1, 2007 to August 1, 2012.

Cynthia C. Earhart, 56, Executive Vice President – Finance and Chief Financial Officer
Present position since August 15, 2017.
Served as Executive Vice President - Administration and Chief Information Officer from October 1, 2015 to August 15, 2017.  Served as Executive Vice President - Administration from June 1, 2013 to October 1, 2015. Served as Vice President Human Resources from March 1, 2007 to June 1, 2013.

William A. Galanko, 61, Executive Vice President – Law and Administration
Present position since October 1, 2017.
Served as Senior Vice President - Law and Corporate Communications from December 1, 2016 to October 1, 2017. Served as Vice President Law from April 1, 2006 to December 1, 2016.

Alan H. Shaw, 50, Executive Vice President and Chief Marketing Officer
Present position since May 16, 2015.
Served as Vice President Intermodal Operations from
November 1, 2013 to May 16, 2015. Served as Group Vice President Industrial Products from November 16, 2009 to November 1, 2013.

Michael J. Wheeler, 55, Executive Vice President and Chief Operating Officer
Present position since February 1, 2016.
Served as Senior Vice President Operations from October 1, 2015 to February 1, 2016. Served as Vice President Engineering from November 1, 2012 to October 1, 2015. Served as Vice President Transportation from February 1, 2009 to November 1, 2012.

Thomas E. Hurlbut, 53, Vice President and Controller	Present position since November 1, 2013. Served as Vice President Audit and Compliance from February 1, 2010 to November 1, 2013.

K 14

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK PRICE AND DIVIDEND INFORMATION

Common Stock is owned by 25,737 stockholders of record as of December 31, 2017, and is traded on the New York Stock Exchange under the symbol “NSC.”   The following table shows the high and low sales prices as reported by Bloomberg L.P. on its internet-based service and dividends per share, by quarter, for 2017 and 2016.

	Quarter
2017	1st	2nd	3rd	4th
Market Price
High	$123.77	$124.51	$133.04	$145.82
Low	107.39	112.07	112.28	126.45
Dividends per share	0.61	0.61	0.61	0.61

2016	1st	2nd	3rd	4th
Market Price
High	$85.37	$93.15	$96.83	$110.52
Low	66.41	78.93	83.89	90.77
Dividends per share	0.59	0.59	0.59	0.59

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2017	776,328	$131.53	772,572	57,935,286
November 1-30, 2017	786,387	129.44	785,106	57,150,180
December 1-31, 2017	679,945	142.33	679,945	56,470,235

Total	2,242,660		2,237,623

(1)	Of this amount, 5,037 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2017, 56.5 million shares remain authorized for repurchase.

K 15

Item 6. Selected Financial Data

FIVE-YEAR FINANCIAL REVIEW

	2017	2016	2015	2014	2013
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$10,551	$9,888	$10,511	$11,624	$11,245
Railway operating expenses	6,965	6,814	7,627	8,049	7,988
Income from railway operations	3,586	3,074	2,884	3,575	3,257

Other income – net	92	71	103	104	233
Interest expense on debt	550	563	545	545	525
Income before income taxes	3,128	2,582	2,442	3,134	2,965

Income taxes	(2,276)	914	886	1,134	1,055

Net income	$5,404	$1,668	$1,556	$2,000	$1,910

PER SHARE DATA
Net income – basic	$18.76	$5.66	$5.13	$6.44	$6.10
– diluted	18.61	5.62	5.10	6.39	6.04
Dividends	2.44	2.36	2.36	2.22	2.04
Stockholders’ equity at year end	57.57	42.73	40.93	40.26	36.55

FINANCIAL POSITION
Total assets	$35,711	$34,892	$34,139	$33,033	$32,259
Total debt	9,836	10,212	10,093	8,985	9,404
Stockholders’ equity	16,359	12,409	12,188	12,408	11,289

OTHER
Property additions	$1,723	$1,887	$2,385	$2,118	$1,971

Average number of shares outstanding (thousands)	287,861	293,943	301,873	309,367	311,916
Number of stockholders at year end	25,737	27,288	28,443	29,575	30,990
Average number of employees:
Rail	26,955	27,856	30,057	29,063	29,698
Nonrail	155	188	399	419	405
Total	27,110	28,044	30,456	29,482	30,103

Note:  In 2017, as a result of the enactment of tax reform, “Railway operating expenses” includes a $151 million benefit and “Income taxes” includes a $3,331 million benefit, which added $3,482 million to “Net income” and $12.00 to “Diluted earnings per share.”
See accompanying consolidated financial statements and notes thereto.

K 16

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

Throughout 2017 we further pursued our strategic plan, focused on a balanced approach of growth, increasing efficiency, and delivering a strong customer service product. We achieved a record-setting railway operating ratio for the year (a measure of the amount of operating revenues consumed by operating expenses) and delivered approximately $150 million of productivity savings, the direct result of our commitment to achieving the targets set forth in our plan. Operational leverage allowed us to grow our business by providing a competitive service product to our customers while simultaneously driving productivity.

In 2018, we will continue to implement our balanced, dynamic strategic plan. We remain committed to consistently providing high levels of rail service and increasing the efficiency of our resources, thereby generating higher returns on capital and increasing shareholder value.

SUMMARIZED RESULTS OF OPERATIONS

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ in millions, except per share amounts			% change

Income from railway operations	$3,586	$3,074	$2,884	17%	7%
Net income	$5,404	$1,668	$1,556	224%	7%
Diluted earnings per share	$18.61	$5.62	$5.10	231%	10%
Railway operating ratio	66.0	68.9	72.6	(4%)	(5%)

On December 22, 2017, the Tax Cuts and Jobs Act (“tax reform”) was signed into law. For more information on the impact of tax reform, see Note 3. As a result of the enactment of this law, “Purchased services and rents” includes a $151 million benefit and “Income taxes” includes a $3,331 million benefit, which added $3,482 million to “Net income” and $12.00 to “Diluted earnings per share.” The operating ratio was favorably impacted by 1.4 percentage points.

The following table adjusts our GAAP financial results to exclude the effects of tax reform (specifically, the effects of remeasurement of net deferred tax liabilities related to the reduction of the federal tax rate from 35% to 21%). We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the effects of tax reform. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

K 17

Reconciliation of Non-GAAP Financial Measures

	Reported results (GAAP)	Tax reform	Adjusted results (non-GAAP)
	$ in millions, except per share amounts

Income from railway operations	$3,586	$(151)	$3,435
Net income	$5,404	$(3,482)	$1,922
Diluted earnings per share	$18.61	$(12.00)	$6.61
Railway operating ratio	66.0	1.4	67.4

In the table below and the paragraph following, references to 2017 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	Adjusted			Adjusted
	2017			2017 vs. 2016	2016
	(non-GAAP)	2016	2015	(non-GAAP)	vs. 2015
	$ in millions, except per share amounts			% change

Income from railway operations	$3,435	$3,074	$2,884	12%	7%
Net income	$1,922	$1,668	$1,556	15%	7%
Diluted earnings per share	$6.61	$5.62	$5.10	18%	10%
Railway operating ratio	67.4	68.9	72.6	(2%)	(5%)

The increases in net income for both comparisons resulted from higher income from railway operations. For 2017, a 7% increase in revenues was partially offset by a 4% rise in adjusted operating expenses. For 2016, an 11% decline in operating expenses more than offset a 6% decrease in revenues. The higher percentage increases in diluted earnings per share compared with the percentage increases in net income for both years was largely the result of our share repurchase program.

K 18

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by market group.

	Revenues			2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ in millions			% change
Merchandise:
Chemicals	$1,668	$1,648	$1,760	1%	(6%)
Agr./consumer/gov’t.	1,547	1,548	1,516	—	2%
Metals/construction	1,426	1,267	1,263	13%	—
Automotive	955	975	969	(2%)	1%
Paper/clay/forest	761	744	771	2%	(4%)
Merchandise	6,357	6,182	6,279	3%	(2%)
Intermodal	2,452	2,218	2,409	11%	(8%)
Coal	1,742	1,488	1,823	17%	(18%)
Total	$10,551	$9,888	$10,511	7%	(6%)

	Units			2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	in thousands			% change
Merchandise:
Chemicals	467.2	475.7	527.6	(2%)	(10%)
Agr./consumer/gov’t.	589.0	601.2	609.0	(2%)	(1%)
Metals/construction	727.5	685.8	672.4	6%	2%
Automotive	423.1	440.5	429.3	(4%)	3%
Paper/clay/forest	284.6	284.0	299.9	—	(5%)
Merchandise	2,491.4	2,487.2	2,538.2	—	(2%)
Intermodal	4,074.1	3,870.4	3,861.0	5%	—
Coal	1,046.0	902.1	1,079.7	16%	(16%)
Total	7,611.5	7,259.7	7,478.9	5%	(3%)

	Revenue per Unit			2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ per unit			% change
Merchandise:
Chemicals	$3,571	$3,465	$3,335	3%	4%
Agr./consumer/gov’t.	2,627	2,575	2,489	2%	3%
Metals/construction	1,960	1,847	1,879	6%	(2%)
Automotive	2,257	2,213	2,258	2%	(2%)
Paper/clay/forest	2,673	2,620	2,573	2%	2%
Merchandise	2,552	2,486	2,474	3%	—
Intermodal	602	573	624	5%	(8%)
Coal	1,665	1,650	1,688	1%	(2%)
Total	1,386	1,362	1,405	2%	(3%)

K 19

Revenues increased $663 million in 2017, following a $623 million decline in 2016. As reflected in the table below, the rise in 2017 was largely the result of increased volume, particularly in our coal and intermodal markets, coupled with pricing gains. The decline in 2016 reflected lower revenue per unit, the effects of reduced fuel surcharges and changes in traffic mix, which more than offset price increases, as well as lower volume, primarily driven by reductions in energy-related markets and the restructuring of our Triple Crown Services (TCS) subsidiary.

	Revenue Variance Analysis Increase (Decrease)
	2017 vs. 2016	2016 vs. 2015
	$ in millions

Revenue per unit	$184	$(315)
Volume (units)	479	(308)

Total	$663	$(623)

Fuel surcharge revenues	$123	$(241)

Most of our contracts include negotiated fuel surcharges, typically tied to either West Texas Intermediate Crude Oil (WTI) or On-Highway Diesel (OHD). Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with about two-thirds tied to OHD. For both 2017 and 2016, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue, as oil price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with fuel surcharges totaled $359 million, $236 million, and $477 million in 2017, 2016, and 2015, respectively.

MERCHANDISE revenues increased in 2017, but decreased in 2016, compared with the years before. In 2017, the growth was a result of higher average revenue per unit, driven by pricing gains. Volume was relatively flat compared to the prior year, as gains in the metals and construction group were offset by declines in automotive, agriculture, and chemicals traffic. In 2016, the effects of lower volume were offset in part by a slight increase in average revenue per unit. Price increases were tempered by reduced fuel surcharge revenues and unfavorable changes in traffic mix.

For 2018, merchandise revenues are expected to increase, primarily the result of pricing gains and higher fuel surcharge revenues.

Chemicals revenues were modestly higher in 2017, following a decline in 2016. The increase in 2017 was due to higher average revenue per unit, a result of favorable mix and price improvements, which outweighed declines in volume. Both periods reflected fewer shipments of crude oil from the Bakken oil fields, and 2017 reflected lower shipments of coal ash; in both periods, these reductions were partially offset by more shipments of plastics. The 2016 volume decline also reflected lower chlor-alkali and rock salt traffic, the result of market consolidations and softened demand. The 2016 volume decrease was offset in part by higher average revenue per unit, due to favorable mix as increased volumes of higher-rated plastics more than offset reduced fuel surcharge revenues.

For 2018, chemicals revenues are anticipated to increase, as average revenue per unit is expected to be higher, the effect of favorable mix influenced by increased volumes of higher-rated plastics and organic chemicals, as well as, overall pricing gains. We expect carload declines of liquefied petroleum gas to be offset by gains in plastics, industrial chemicals, and crude oil.

One of our chemical customers, Sunbelt Chlor Alkali Partnerships (Sunbelt), filed in 2011 a rate reasonableness complaint before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the

K 20

STB resolved this rate reasonableness complaint in our favor and in June 2016, the STB resolved petitions for reconsideration. The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity.

Agriculture, consumer products, and government revenues were flat in 2017 after rising in 2016. In 2017, lower traffic volume was offset by higher revenue per unit, driven by pricing gains. Volume declines in ethanol and soybeans, reflecting reduced market demand, more than offset increases in fertilizer. The improvement in 2016 was driven by higher average revenue per unit, primarily the result of pricing gains, offset in part by lower fuel surcharge revenues. Volumes decreased in 2016, driven by weaker demand for feed shipments and the effects of customer sourcing changes on corn volumes, offset in part by an increase in soybean export shipments and higher food oil volumes driven by service improvements.

For 2018, agriculture, consumer products, and government revenues are expected to increase, driven by more shipments of ethanol, corn and feed products, and by increased average revenue per unit, primarily a result of pricing gains.

Metals and construction revenues rose in both periods, reflecting higher traffic volume and, for 2017, higher average revenue per unit. In 2017, volume growth was a result of more frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions and more iron and steel shipments driven by continued improvement in construction activity. These increases were partially offset by a decline in coil steel traffic due to customer sourcing changes. Revenue per unit growth in 2017 was driven by favorable changes in traffic mix. The volume increase in 2016 was driven by higher demand for aggregates and iron and steel shipments, and more coil steel traffic due to customer sourcing changes. These increases were offset in part by lower demand for materials used in natural gas and oil drilling as a result of depressed commodity prices. Average revenue per unit declined in 2016, driven by lower fuel surcharge revenues and changes in traffic mix.

For 2018, metals and construction revenues are expected to rise, primarily driven by increased revenue per unit, a result of pricing gains and positive mix. Traffic volume growth should result from the continued rise in frac sand shipments in addition to more shipments of steel related products.

Automotive revenues fell in 2017, but rose in 2016. The decline in 2017 was driven mainly by decreases in U.S. light vehicle production, as well as temporary shutdowns for retooling of several NS-served facilities. Average revenue per unit increased for the year, driven by pricing gains and higher fuel surcharge revenue. In 2016, volumes increased as a result of higher automotive parts shipments and growth in the production of U.S. light vehicles. Lower fuel surcharge revenues offset in part by pricing gains drove the decrease in average revenue per unit in 2016.

For 2018, automotive revenues are expected to increase as a result of higher revenue per unit driven by price increases and higher fuel surcharge, partially offset by volume declines due to reduced customer demand.

Paper, clay and forest products revenues rose in 2017 following a decline in 2016. The increase in 2017 was due to higher revenue per unit, a result of pricing gains and changes in the traffic mix. Traffic was flat for the year as increases in waste and pulp shipments were offset by continued losses in woodchip volume due to customer sourcing changes. The decline in 2016 reflected volume decreases in our pulpboard and woodchip markets due to customer sourcing changes, in addition to lower paper shipments as a result of decreased demand and further contraction of the paper market. Average revenue per unit increased in 2016 driven by pricing gains, offset in part by lower fuel surcharge revenues.

For 2018, paper, clay, and forest products revenues are anticipated to increase, reflecting pricing gains and increased volume, driven by growth in pulpboard as a result of tightening truck capacity, lumber due to more construction activity, and our miscellaneous waste markets. These increases may be partially offset by weaker export demand for kaolin shipments, and further contraction of the paper market.

K 21

INTERMODAL revenues increased in 2017, but declined in 2016, compared to the prior years. The 2017 increase resulted from higher traffic volume and higher average revenue per unit, driven by fuel surcharge revenue and pricing gains. The decline in 2016 was due to lower average revenue per unit that more than offset a small volume increase. Reduced fuel surcharge revenues and the effects of the TCS subsidiary restructuring (which together lowered average revenue per unit $57) offset the effects of price increases.

For 2018, we expect higher intermodal revenues due to increased average revenue per unit, driven by higher fuel surcharge revenues and rate increases, as well as, higher volumes.

Intermodal units by market were as follows:

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	units in thousands			% change

Domestic	2,585.0	2,416.2	2,500.4	7%	(3%)
International	1,489.1	1,454.2	1,360.6	2%	7%

Total	4,074.1	3,870.4	3,861.0	5%	—

Total domestic volume increased in 2017, but decreased 2016, a result of the restructuring of our TCS subsidiary which decreased overall domestic volume. Domestic volumes in both years benefitted from continued highway conversions and growth from new and existing accounts.

For 2018, we expect higher domestic volumes driven by strong demand due to favorable economic conditions combined with continued highway conversions.

International volume increased in both years reflecting increased demand from existing customers and market share gains.

For 2018, we expect continued growth in our international volume largely driven by more traffic from both new and existing customers.

COAL revenues increased in 2017, but decreased in 2016, compared with the prior years. The increase in 2017 was a result of higher volume, primarily in the export market, and higher revenue per unit, driven by fuel surcharge revenue and pricing gains. The 2016 decline was a result of lower carload volumes across all markets and decreased average revenue per unit, primarily due to reduced fuel surcharge revenues that lowered average revenue per unit by $34 in 2016.

For 2018, coal revenues are expected to decline, driven by lower export and utility volumes, in addition to decreased revenue per unit, primarily the result of lower pricing in our export market.

K 22

As shown in the following table, tonnage increased in 2017, but decreased in 2016.

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	tons in thousands			% change

Utility	67,899	65,033	81,137	4%	(20%)
Export	26,460	14,608	16,193	81%	(10%)
Domestic metallurgical	15,675	13,884	14,450	13%	(4%)
Industrial	5,545	6,152	8,201	(10%)	(25%)

Total	115,579	99,677	119,981	16%	(17%)

Utility coal tonnage increased in 2017, driven by market share gains. Both years were affected by limited coal burn due to milder weather and sustained lower natural gas prices. The decline in 2016 was additionally impacted by residual customer stockpile overhang.

For 2018, we expect utility tonnage to decrease, the result of continued pressure from natural gas prices and new renewable and natural gas capacity.

Export coal tonnage grew significantly in 2017 as continued tightening of international coal supply drove incremental production increases and higher demand for U.S. coal. In 2016, the decrease was a result of strong competition faced by U.S. coal suppliers as excess coal supply, weak seaborne coal prices, and a strong U.S. dollar reduced demand. Volume through Norfolk was up 5.5 million tons, or 57%, in 2017, following a drop of 1.7 million tons, or 15%, in 2016. Volume through Baltimore was up 6.4 million tons, or 129%, in 2017 and was up slightly in 2016.

For 2018, we expect export coal tonnage to decrease due to expected contraction of the elevated 2017 market.

Domestic metallurgical coal tonnage was up in 2017, but down in 2016. In 2017, the increase was a result of market share gains while the 2016 decline was largely driven by softness in the metallurgical market.

For 2018, domestic metallurgical coal tonnage is expected to remain relatively flat year-over-year.

Industrial coal tonnage decreased in both years, a result of plant outages, natural gas conversions and decreased coal burn.

For 2018, industrial coal tonnage is expected to increase driven by increased customer demand, but will continue to face pressure due to natural gas conversions and customer sourcing changes.

K 23

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ in millions			% change

Compensation and benefits	$2,915	$2,743	$2,911	6%	(6%)
Purchased services and rents	1,414	1,548	1,752	(9%)	(12%)
Fuel	840	698	934	20%	(25%)
Depreciation	1,055	1,026	1,054	3%	(3%)
Materials and other	741	799	976	(7%)	(18%)

Total	$6,965	$6,814	$7,627	2%	(11%)

In 2017, we experienced an overall increase in expense compared to the prior year, reflecting higher fuel expense, incentive compensation, inflationary increases, and volume-related costs, partially offset by improved productivity and increased equity in earnings of certain investees as a result of the enactment of tax reform. In 2016, expenses were lower across all categories driven largely from cost-control initiatives, lower fuel expense, the absence of restructuring costs incurred in 2015, and service improvements.

Compensation and benefits increased in 2017, reflecting changes in:

•	incentive and stock-based compensation (up $125 million)

•	higher health and welfare benefit rates for agreement employees (up $62 million),

•	pay rates (up $43 million),

•	increased overtime (up $24 million), and

•	employment levels (down $81 million).

In 2016, compensation and benefits decreased, a result of changes in:

•	employment levels, including overtime and trainees (down $184 million),

•	pension costs (down $38 million),

•	payroll taxes (down $27 million),

•	labor agreement payments in 2015 ($24 million),

•	pay rates (up $34 million),

•	health and welfare benefit costs for agreement employees (up $35 million), which reflected higher rates, offset in part by favorability from reduced headcount, and

•	bonus accruals (up $59 million).

Our employment averaged 27,110 in 2017, compared with 28,044 in 2016, and 30,456 in 2015.

K 24

Purchased services and rents includes the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals. As previously discussed, this line item includes a $151 million benefit from the enactment of tax reform ($36 million in purchased services and $115 million in equipment rents) in the form of higher income of certain equity investees.

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ in millions			% change

Purchased services	$1,233	$1,242	$1,433	(1%)	(13%)
Equipment rents	181	306	319	(41%)	(4%)

Total	$1,414	$1,548	$1,752	(9%)	(12%)

The remaining increase in purchased services expense was a result of higher intermodal volume-related costs. The 2016 decrease reflected lower TCS operational costs, reduced repair and maintenance expenses, and decreased transportation activity costs, offset in part by higher intermodal volume-related costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, decreased in both 2017 and 2016. In 2017, in addition to the effects of tax reform, the decline was a result of lower automotive volume. In 2016, the decrease was largely from improved network velocity, partly offset by higher rates and conventional intermodal volumes.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in 2017, but decreased in 2016. The change in both years was principally due to locomotive fuel prices (up 22% in 2017 and down 18% in 2016). Locomotive fuel consumption decreased 1% in 2017 despite an increase in volume of 5% and declined 5% in 2016 with a volume decrease of 3%, both the direct result of our strategic initiative to increase fuel efficiency. We consumed approximately 458 million gallons of diesel fuel in 2017, compared with 462 million gallons in 2016 and 487 million gallons in 2015.

Depreciation expense increased in 2017, but decreased in 2016. Both periods reflect growth in our roadway and equipment capital base as we continue to invest in our infrastructure and rolling stock. In 2016, the decrease was a result of the effects of $63 million in accelerated depreciation related to the TCS restructuring in 2015.

Materials and other expenses decreased in both periods as shown in the following table.

				2017	2016
	2017	2016	2015	vs. 2016	vs. 2015
	$ in millions			% change

Materials	$348	$364	$469	(4%)	(22%)
Casualties and other claims	145	150	137	(3%)	9%
Other	248	285	370	(13%)	(23%)

Total	$741	$799	$976	(7%)	(18%)

Material usage declined in both periods, a result of lower freight car repairs associated with cost-control initiatives and improved asset utilization.

K 25

Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental matters. The decrease in 2017 was the result of lower loss and damage, offset in part by unfavorable developments in personal injury cases. The increase in 2016 was primarily driven by higher derailment expenses.

Both declines in other expenses reflected more gains from the sale of operating properties (up $42 million in 2017 and $37 million in 2016). The 2016 decline was also driven by the absence of expenses that occurred in 2015 for relocating employees in connection with the closure of our Roanoke, Virginia office.

Income Taxes

Income taxes in 2017 includes a benefit of $3,331 million related to the effects of the enactment of tax reform from the reduction in our net deferred tax liabilities driven by the change in the federal rate. Our tax benefit on 2017 income resulted in an effective rate of negative 72.8%, which includes negative 106.5% related to tax reform, compared with 35.4% in 2016 and 36.3% in 2015. Both 2017 and 2016 benefited from favorable tax benefits associated with stock-based compensation and higher returns from corporate-owned life insurance. The 2016 and 2015 years also benefited from favorable reductions in deferred taxes for state tax law changes and certain business tax credits.

We expect our effective tax rate to approximate 24% on a go-forward basis. In addition, we expect cash paid for income taxes to be approximately 25% lower than 2017 levels, which is less than the percentage decline in the effective rate, as 2017 benefited from accelerated tax deductions related to our two debt exchanges (see Note 8).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $3.3 billion in 2017, $3.0 billion in 2016, and $2.9 billion in 2015. The increases in both 2017 and 2016 were primarily the result of improved operating results. We had working capital deficits of $396 million and $48 million at December 31, 2017 and 2016, respectively. Cash and cash equivalents totaled $690 million and $956 million at December 31, 2017 and 2016, respectively. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

Contractual obligations at December 31, 2017, were comprised of long-term debt, interest on fixed-rate long-term debt (Note 8), unconditional purchase obligations (Note 16), operating leases (Note 9), agreements with Consolidated Rail Corporation (CRC) and long-term advances from Conrail (Note 5), and unrecognized tax benefits (Note 3):

	Total	2018	2019 - 2020	2021 - 2022	2023 and Subsequent	Other
	$ in millions

Long-term debt principal	$10,584	$600	$899	$1,184	$7,901	$—
Interest on fixed-rate long-term debt	10,105	493	884	782	7,946	—
Unconditional purchase obligations	1,050	438	315	297	—	—
Operating leases	660	69	126	106	359	—
Agreements with CRC	281	38	76	76	91	—
Long-term advances from Conrail	280	—	—	—	280	—
Unrecognized tax benefits*	17	—	—	—	—	17

Total	$22,977	$1,638	$2,300	$2,445	$16,577	$17

* This amount is shown in the Other column because the year of settlement cannot be reasonably estimated.

K 26

Off balance sheet arrangements consist of obligations related to operating leases, which are included in the table of contractual obligations above and disclosed in Note 9.

Cash used in investing activities was $1.5 billion in 2017, compared with $1.8 billion in 2016, and $2.1 billion in 2015.  Both year-over-year comparisons reflected lower cash outflows for property additions. A decline in corporate-owned life insurance investments additionally impacted 2017. The decrease in 2016 is also a reflection of lower proceeds from corporate-owned life insurance investments.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2018, we expect capital spending to total $1.8 billion.

Cash used in financing activities was $2.0 billion in 2017, compared with $1.3 billion in 2016, and $693 million in 2015.  Both year-over-year comparisons reflected lower debt proceeds. In 2017, the rise was further affected by increased repurchases of common stock. Contributing to the increase in 2016 were higher debt repayments, partially offset by lower repurchases of common stock.

Share repurchases totaled $1.0 billion in 2017, $803 million in 2016, and $1.1 billion in 2015 for the purchase and retirement of 8.2 million, 9.2 million, and 11.3 million shares, respectively.  On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2017, 56.5 million shares remain authorized for repurchase.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

In May of 2017, we issued $300 million of 3.15% senior notes due 2027. In August of 2017, we issued $750 million of 4.05% senior notes due 2052 as part of a debt exchange for $551 million of previously issued notes. In November of 2017, we issued $750 million of senior notes at 3.94% due 2047 and paid $52 million of premium in exchange for $613 million of previously issued notes (see Note 8).

We discuss our credit agreement and our accounts receivable securitization program in Note 8, and we have authority from our Board of Directors to issue an additional $1.2 billion of debt or equity securities through public or private sale, all of which provide for access to additional liquidity should the need arise. Our debt-to-total capitalization ratio was 37.5% at December 31, 2017, compared with 45.1% at December 31, 2016.

Upcoming annual debt maturities are disclosed in Note 8.  Overall, our goal is to maintain a capital structure with appropriate leverage to support our business strategy and provide flexibility through business cycles.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions.  Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  The following critical accounting policies are a subset of our significant accounting policies described in Note 1.

K 27

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

In recording our net pension benefit, we assumed a long-term investment rate of return of 8.25%, which was supported by the long-term total rate of return on plan assets since inception, as well as our expectation of future returns. A one-percentage point change to this rate of return assumption would result in a $22 million change in pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans.

Properties and Depreciation

Most of our assets are long-lived railway properties (Note 6).  As disclosed in Note 1, the primary depreciation method for our asset base is group life.  See Note 1 for a more detailed discussion of the assumptions and estimates in this area.

Depreciation expense for 2017 totaled $1.1 billion.  Our composite depreciation rates for 2017 are disclosed in
Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $40 million increase (or decrease) to depreciation expense.  For 2017, roadway depreciation rates ranged from 0.83% to 29.12% and equipment depreciation rates ranged from 1.38% to 33%.

Personal Injury

Casualties and other claims expense, included in “Materials and other” in the Consolidated Statements of Income, includes our accrual for personal injury liabilities.

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

For a more detailed discussion of the assumptions and estimates in accounting for personal injury see Note 16.

Income Taxes

Our net deferred tax liability totaled $6.3 billion at December 31, 2017 (Note 3).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the

K 28

federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $44 million valuation allowance on $366 million of deferred tax assets as of December 31, 2017, reflecting the expectation that almost all of these assets will be realized. See discussion of tax reform in Note 3.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee (NCCC).  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

Beginning in late 2014, the NCCC and the various unions exchanged new proposals to begin the current round of national negotiations.  The unions formed three separate bargaining coalitions and the NCCC has reached agreements with 2 of these coalitions representing 10 separate unions and approximately 80% of the unionized workforce. Some of these agreements (applicable to approximately 10% of the unionized workforce) are still pending ratification by the union membership while the rest have already been ratified and are now final. Negotiations with the other coalition is ongoing with the assistance of mediators from the National Mediation Board.  In accordance with the Railway Labor Act, current agreements will remain in effect during the statutory bargaining process. Separately, NS has reached agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET), which represents approximately 4,600 NS engineers.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments. At December 31, 2017, debt subject to interest rate fluctuations totaled $100 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by approximately $1 million. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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

K 29

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections.  While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed in Part I, Item 1A. “Risk Factors,” may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Copies of our press releases and additional information about us is available at www.norfolksouthern.com, or you can contact Norfolk Southern Corporation Investor Relations Department by calling 757-629-2861.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

K 30

Item 8. Financial Statements and Supplementary Data

K 31

Report of Management

February 5, 2018

To the Stockholders
Norfolk Southern Corporation

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2017.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2017.

/s/ James A. Squires	/s/ Cynthia C. Earhart	/s/ Thomas E. Hurlbut
James A. Squires	Cynthia C. Earhart	Thomas E. Hurlbut
Chairman, President and	Executive Vice President Finance	Vice President and
Chief Executive Officer	and Chief Financial Officer	Controller

K 32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Norfolk Southern Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Norfolk Southern Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the “consolidated financial statements”), and our report dated February 5, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

K 33

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP
Norfolk, Virginia
February 5, 2018

K 34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Norfolk Southern Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1982.

Norfolk, Virginia
February 5, 2018

K 35

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2017	2016	2015
	($ in millions, except per share amounts)

Railway operating revenues	$10,551	$9,888	$10,511

Railway operating expenses:
Compensation and benefits	2,915	2,743	2,911
Purchased services and rents	1,414	1,548	1,752
Fuel	840	698	934
Depreciation	1,055	1,026	1,054
Materials and other	741	799	976

Total railway operating expenses	6,965	6,814	7,627

Income from railway operations	3,586	3,074	2,884

Other income – net	92	71	103
Interest expense on debt	550	563	545

Income before income taxes	3,128	2,582	2,442

Income taxes	(2,276)	914	886

Net income	$5,404	$1,668	$1,556

Per share amounts:
Net income
Basic	$18.76	$5.66	$5.13
Diluted	18.61	5.62	5.10

See accompanying notes to consolidated financial statements.
K 36

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2017	2016	2015
	($ in millions)

Net income	$5,404	$1,668	$1,556
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	155	(74)	(76)
Other comprehensive income of equity investees	19	5	—

Other comprehensive income (loss), before tax	174	(69)	(76)
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(43)	27	29

Other comprehensive income (loss), net of tax	131	(42)	(47)

Total comprehensive income	$5,535	$1,626	$1,509

See accompanying notes to consolidated financial statements.
K 37

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2017	2016
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$690	$956
Accounts receivable – net	955	945
Materials and supplies	222	257
Other current assets	282	133
Total current assets	2,149	2,291

Investments	2,981	2,777
Properties less accumulated depreciation of $11,909 and
$11,737, respectively	30,330	29,751
Other assets	251	73

Total assets	$35,711	$34,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,401	$1,215
Short-term debt	100	100
Income and other taxes	211	245
Other current liabilities	233	229
Current maturities of long-term debt	600	550
Total current liabilities	2,545	2,339

Long-term debt	9,136	9,562
Other liabilities	1,347	1,442
Deferred income taxes	6,324	9,140
Total liabilities	19,352	22,483

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 284,157,187 and 290,417,610 shares,
respectively, net of treasury shares	285	292
Additional paid-in capital	2,254	2,179
Accumulated other comprehensive loss	(356)	(487)
Retained income	14,176	10,425

Total stockholders’ equity	16,359	12,409

Total liabilities and stockholders’ equity	$35,711	$34,892

See accompanying notes to consolidated financial statements.
K 38

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	($ in millions)
Cash flows from operating activities:
Net income	$5,404	$1,668	$1,556
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	1,059	1,030	1,059
Deferred income taxes	(2,859)	227	320
Gains and losses on properties	(92)	(46)	(30)
Changes in assets and liabilities affecting operations:
Accounts receivable	(41)	23	109
Materials and supplies	35	42	(35)
Other current assets	(71)	82	192
Current liabilities other than debt	135	158	(152)
Other – net	(317)	(150)	(111)

Net cash provided by operating activities	3,253	3,034	2,908

Cash flows from investing activities:
Property additions	(1,723)	(1,887)	(2,385)
Property sales and other transactions	202	130	63
Investment purchases	(7)	(123)	(5)
Investment sales and other transactions	47	48	240

Net cash used in investing activities	(1,481)	(1,832)	(2,087)

Cash flows from financing activities:
Dividends	(703)	(695)	(713)
Common Stock transactions	89	57	12
Purchase and retirement of Common Stock	(1,012)	(803)	(1,075)
Proceeds from borrowings – net of issuance costs	290	694	1,185
Debt repayments	(702)	(600)	(102)

Net cash used in financing activities	(2,038)	(1,347)	(693)

Net increase (decrease) in cash and cash equivalents	(266)	(145)	128

Cash and cash equivalents:
At beginning of year	956	1,101	973

At end of year	$690	$956	$1,101

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$528	$543	$518
Income taxes (net of refunds)	705	593	386

See accompanying notes to consolidated financial statements.
K 39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2014	$310	$2,148	$(398)	$10,348	$12,408

Comprehensive income:
Net income				1,556	1,556
Other comprehensive loss			(47)		(47)
Total comprehensive income					1,509
Dividends on Common Stock,
$2.36 per share				(713)	(713)
Share repurchases	(11)	(75)		(989)	(1,075)
Stock-based compensation,
including tax benefit of $14		70		(8)	62
Other				(3)	(3)

Balance at December 31, 2015	299	2,143	(445)	10,191	12,188

Comprehensive income:
Net income				1,668	1,668
Other comprehensive loss			(42)		(42)
Total comprehensive income					1,626
Dividends on Common Stock,
$2.36 per share				(695)	(695)
Share repurchases	(9)	(63)		(731)	(803)
Stock-based compensation	2	99		(6)	95
Other				(2)	(2)

Balance at December 31, 2016	292	2,179	(487)	10,425	12,409

Comprehensive income:
Net income				5,404	5,404
Other comprehensive income			131		131
Total comprehensive income					5,535
Dividends on Common Stock,
$2.44 per share				(703)	(703)
Share repurchases	(8)	(59)		(945)	(1,012)
Stock-based compensation	1	134		(5)	130

Balance at December 31, 2017	$285	$2,254	$(356)	$14,176	$16,359

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

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2017): intermodal (23%); coal (17%); chemicals (16%); agriculture/consumer products/government (15%); metals/construction (13%); automotive (9%); and, paper/clay/forest products (7%).  Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal containers) may be outside the U.S.  Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $7 million at December 31, 2017 and $4 million at December 31, 2016.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

K 41

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

The composite depreciation rate for rail in high density corridors is derived based on consideration of annual gross tons as compared to the total or ultimate capacity of rail in these corridors.  Our experience has shown that traffic density is a leading factor in the determination of the expected service life of rail in high density corridors.  In developing the respective depreciation rate, consideration is also given to several rail characteristics including age, weight, condition (new or second hand) and type (curve or straight).

We capitalize interest on major projects during the period of their construction.  Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and equipment, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of annual capital spending relates to the replacement of self-constructed assets. Removal activities occur in conjunction with replacement and are estimated based on the average percentage of time employees replacing assets spend on removal functions. Costs related to repairs and maintenance activities that do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

K 42

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.
2014-09, “Revenue from Contracts with Customers.” This update will replace most existing revenue recognition guidance in GAAP and require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Freight revenue will continue to be recognized proportionally as a shipment moves from origin to destination and other revenues will be recognized as performance obligations are satisfied. We adopted the standard on January 1, 2018 using the modified retrospective transition method and the adoption did not have a material effect on our financial position and results of operations. Certain additional financial statement disclosures are required beginning with 2018 reporting, including disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue, which we expect to be similar to our current disclosures within the “Railway Operating Revenues” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In February 2016, the FASB issued ASU 2016-02, “Leases.” This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to measure and record leases at the present value of the remaining lease payments as of the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures. We currently disclose approximately $660 million in undiscounted operating lease obligations in our lease commitments footnote (Note 9) and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. We do not anticipate a material impact on our results of operations and we do not plan to adopt the standard early.

In June 2016, the FASB issued ASU 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1,

K 43

2019. Because credit losses associated from our trade receivables have historically been insignificant, we do not expect this standard to have a material effect on our financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and
Net Periodic Postretirement Benefit Cost.” This update, effective for annual and interim reporting periods beginning January 1, 2018, will require segregation of these net benefit costs between operating and non-operating expenses. Currently, we report the net benefit costs associated with our defined benefit and postretirement plans in the “Compensation and benefits” line item of the Consolidated Statements of Income, as disclosed in Note 11, “Pensions and Other Postretirement Benefits.” When the ASU is implemented, only the service cost component of defined benefit pension cost and postretirement benefit cost will be reported within compensation costs, while all other components of net benefit cost will be presented within the “Other income – net” line item on the Consolidated Statements of Income. The standard requires retrospective application, and as such the adoption of this standard will result in offsetting increases in “Compensation and benefits” expense and “Other income – net” on the Consolidated Statements of Income for all periods of 2017 and 2016, with no impact on net income. We did not adopt the standard early.

2.  Other Income – Net

	2017	2016	2015
	($ in millions)

Rental income	$87	$93	$80
Corporate-owned life insurance – net	33	20	(1)
Royalties from coal	19	10	19
Interest income	13	10	8
Gains from sale of properties (including joint venture sales)	13	9	55
External advisor costs	—	(20)	(8)
Nonoperating depletion and depreciation	(4)	(4)	(5)
Taxes on nonoperating property	(11)	(11)	(10)
Charitable contributions	(15)	(9)	(9)
Other interest expense – net (including debt exchange fees)	(17)	(6)	(4)
Other	(26)	(21)	(22)

Total	$92	$71	$103

3.  Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“tax reform”) was signed into law. Tax reform lowered the Federal corporate tax rate from 35% to 21% and made numerous other tax law changes. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.  As a result, “Purchased services and rents” includes a $151 million benefit for earnings generated from reductions to net deferred tax liabilities at certain equity investees and “Income taxes” includes a $3,331 million benefit primarily due to the remeasurement of our net deferred tax liabilities to reflect the lower rate. Reasonable estimates were made based on our analysis of tax reform. These provisional amounts may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect our provisional amounts would include further clarification and guidance on how the IRS will implement tax reform, including guidance with respect to 100% bonus depreciation on self-constructed assets, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, any changes

K 44

made by our equity method investees, and the potential for additional guidance from the SEC or the FASB related to tax reform.

	2017	2016	2015
	($ in millions)
Current:
Federal	$500	$612	$505
State	83	75	61
Total current taxes	583	687	566

Deferred:
Federal	(2,924)	206	292
State	65	21	28
Total deferred taxes	(2,859)	227	320

Income taxes	$(2,276)	$914	$886

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” in the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$1,095	35.0	$904	35.0	$855	35.0
State income taxes, net of federal tax effect	88	2.8	70	2.8	72	3.0
Excess tax benefits on stock-based compensation	(39)	(1.2)	(17)	(0.7)	—	—
Equity in earnings related to tax reform	(38)	(1.2)	—	—	—	—
Other, net	(51)	(1.7)	(43)	(1.7)	(41)	(1.7)
Tax reform	(3,331)	(106.5)	—	—	—	—

Income taxes	$(2,276)	(72.8)	$914	35.4	$886	36.3

K 45

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement benefits	$235	$464
Accruals, including casualty and other claims	64	102
Other	67	62
Total gross deferred tax assets	366	628
Less valuation allowance	(44)	(39)

Net deferred tax assets	322	589

Deferred tax liabilities:
Property	(6,212)	(9,301)
Other	(434)	(428)
Total deferred tax liabilities	(6,646)	(9,729)

Deferred income taxes	$(6,324)	$(9,140)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $5 million in 2017 and $4 million in 2016.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016
	($ in millions)

Balance at beginning of year	$27	$25

Additions based on tax positions related to the current year	4	3
Additions for tax positions of prior years	2	—
Reductions for tax positions of prior years	(2)	—
Settlements with taxing authorities	(11)	—
Lapse of statutes of limitations	(3)	(1)

Balance at end of year	$17	$27

K 46

Included in the balance of unrecognized tax benefits at December 31, 2017, are potential benefits of $11 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

IRS examinations have been completed for all years prior to 2013. We have amended our 2012 income tax return to request a refund of $46 million, which is not included in the above balance of unrecognized tax benefits. State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

4.  Fair Value Measurements

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

The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Other than those assets and liabilities described below that approximate fair value, there were no assets or liabilities measured at fair value on a recurring basis at December 31, 2017 or 2016.

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

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$26	$49	$116	$141
Long-term debt, including current maturities	(9,736)	(11,771)	(10,112)	(11,626)

K 47

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

	Level 1	Level 2	Total
	($ in millions)
December 31, 2017
Long-term investments	$4	$45	$49
Long-term debt, including current maturities	(11,676)	(95)	(11,771)

December 31, 2016
Long-term investments	$4	$137	$141
Long-term debt, including current maturities	(11,427)	(199)	(11,626)

5.  Investments

	December 31,
	2017	2016
	($ in millions)
Long-term investments:
Equity method investments:
Conrail Inc.	$1,293	$1,199
TTX Company	629	471
Meridian Speedway LLC	272	274
Pan Am Southern LLC	154	155
Other	77	77
Total equity method investments	2,425	2,176

Corporate-owned life insurance at net cash surrender value	530	485
Other investments	26	116

Total long-term investments	$2,981	$2,777

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

K 48

At December 31, 2017, based on the funded status of Conrail’s pension plans, we increased our proportional investment in Conrail by $19 million.  This resulted in income of $17 million recorded to “Other comprehensive income” and a combined federal and state deferred tax liability of $2 million.

At December 31, 2016, based on the funded status of Conrail’s pension plans, we increased our proportional investment in Conrail by $5 million.  This resulted in income of $5 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax liability of less than $1 million.

At December 31, 2017, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $519 million.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $75 million (including $33 million related to the enactment of tax reform - see Note 3) for 2017, $47 million for 2016, and $42 million for 2015. Equity in earnings are included in the “Other - net” line item within operating activities in the Consolidated Statements of Cash Flows.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $141 million in 2017, $151 million in 2016, and $154 million in 2015. Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows:  $38 million in each of 2018 through 2022 and $91 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $8 million annually.

“Accounts payable” includes $146 million at December 31, 2017, and $129 million at December 31, 2016, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $280 million at both December 31, 2017 and 2016 for long-term advances from Conrail, maturing in 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX). NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents.” This amounted to $237 million, $229 million, and $219 million of expense, respectively, for the years ended December 31, 2017, 2016 and 2015. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $158 million (including $115 million related to the enactment of tax reform - see Note 3) for 2017, $26 million for 2016, and $21 million for 2015.

K 49

6.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2017	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,342	$—	$2,342	—

Roadway:
Rail and other track material	6,730	(1,961)	4,769	2.28%
Ties	5,181	(1,374)	3,807	3.37%
Ballast	2,654	(624)	2,030	2.71%
Construction in process	447	—	447	—
Other roadway	13,636	(3,523)	10,113	2.59%
Total roadway	28,648	(7,482)	21,166

Equipment:
Locomotives	5,658	(2,158)	3,500	3.77%
Freight cars	3,256	(1,286)	1,970	2.48%
Computers and software	610	(334)	276	10.61%
Construction in process	247	—	247	—
Other equipment	1,004	(366)	638	5.06%
Total equipment	10,775	(4,144)	6,631

Other property	474	(283)	191	0.77%

Total properties	$42,239	$(11,909)	$30,330

K 50

		Accumulated	Net Book	Depreciation
December 31, 2016	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,330	$—	$2,330	—

Roadway:
Rail and other track material	6,632	(1,997)	4,635	2.46%
Ties	5,011	(1,314)	3,697	3.25%
Ballast	2,559	(584)	1,975	2.64%
Construction in process	664	—	664	—
Other roadway	13,096	(3,361)	9,735	2.51%
Total roadway	27,962	(7,256)	20,706

Equipment:
Locomotives	5,525	(2,199)	3,326	3.65%
Freight cars	3,377	(1,345)	2,032	2.51%
Computers and software	552	(329)	223	10.40%
Construction in process	295	—	295	—
Other equipment	972	(329)	643	4.71%
Total equipment	10,721	(4,202)	6,519

Other property	475	(279)	196	0.83%

Total properties	$41,488	$(11,737)	$29,751

(1)	Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

Other property includes the costs of obtaining rights to natural resources of $336 million at both December 31, 2017 and December 31, 2016, with accumulated depletion of $200 million and $199 million, respectively.

Capitalized Interest

Total interest cost incurred on debt was $570 million in 2017, $583 million in 2016, and $566 million in 2015, of which $20 million in both 2017 and 2016 and $21 million in 2015 was capitalized.

K 51

7.  Current Liabilities

	December 31,
	2017	2016
	($ in millions)
Accounts payable:
Accounts and wages payable	$822	$650
Casualty and other claims (Note 16)	187	192
Due to Conrail (Note 5)	146	129
Vacation liability	133	134
Other	113	110

Total	$1,401	$1,215

Other current liabilities:
Interest payable	$115	$119
Pension benefit obligations (Note 11)	17	16
Other	101	94

Total	$233	$229

8.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2017	2016
	($ in millions)
Notes and debentures:
5.32% maturing to 2022	$2,682	$3,232
4.42% maturing 2023 to 2031	2,965	2,746
4.54% maturing 2037 to 2052	4,404	3,190
6.81% maturing 2097 to 2111	531	1,328
Securitization borrowings and capital leases	102	202
Discounts, premiums, and debt issuance costs	(848)	(486)
Total debt	9,836	10,212

Less current maturities and short-term debt	(700)	(650)

Long-term debt excluding current maturities and short-term debt	$9,136	$9,562

K 52

Long-term debt maturities subsequent to 2018 are as follows:
2019	$585
2020	314
2021	584
2022	600
2023 and subsequent years	7,053

Total	$9,136

During the fourth quarter of 2017, we issued $750 million of senior notes at 3.94% due 2047 and paid $52 million of premium in exchange for $613 million of previously issued notes ($241 million at 6% due 2105, $208 million at 4.8% due 2043, $78 million at 7.05% due 2037, $49 million at 7.8% due 2027, $32 million at 7.25% due 2031 and $5 million at 6% due 2111). The premium is reflected as a reduction of debt in the Consolidated Balance Sheet and within “Debt repayments” in the Consolidated Statement of Cash Flows and will be amortized as additional interest expense over the term of the new debt. No gain or loss was recognized as a result of the debt exchange.

During the third quarter of 2017, we issued $750 million of senior notes at 4.05% due 2052 in exchange for $551 million of previously issued notes ($48 million at 7.9% due 2097, $378 million at 6% due 2111, and $125 million at 6% due 2105). No gain or loss was recognized as a result of the debt exchange.

During the second quarter of 2017, we issued $300 million of 3.15% senior notes due 2027.

We have in place a $350 million receivables securitization facility under which NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles. Amounts received under the facility are accounted for as borrowings. Under this facility, we received $100 million in 2016, and paid $100 million in both 2017 and 2016. The facility expires in June 2018. At December 31, 2017, the amount outstanding under the facility was $100 million (at an average variable interest rate of 3.21%). Our intent is to pay the remaining balance by the June 2018 expiration, therefore, this amount was included within “Short-term debt” at December 31, 2017. At December 31, 2016, the amount outstanding was $200 million (at an average variable interest rate of 2.47%), with $100 million included within “Long-term debt” and the remaining $100 million outstanding included in “Short-term debt” in the Consolidated Balance Sheet. At December 31, 2017 and 2016, the receivables included in “Accounts receivable-net” serving as collateral for these borrowings totaled $751 million and $704 million, respectively. These borrowings are supported by our $750 million credit agreement (see below).

Credit Agreement and Debt Covenants

We have in place and available a $750 million, five-year credit agreement which expires in May 2021 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at December 31, 2017 and 2016, and we are in compliance with all of its covenants.

K 53

9.  Lease Commitments

We are committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.  The following amounts do not include payments to CRC under the Shared Assets Areas agreements (Note 5).  Future minimum lease payments and operating lease expense are as follows:

Future Minimum Lease Payments

Operating Leases
($ in millions)

2018	$69
2019	66
2020	60
2021	55
2022	51
2023 and subsequent years	359

Total	$660

Operating Lease Expense

	2017	2016	2015
	($ in millions)

Minimum rents	$90	$98	$111
Contingent rents	79	73	84

Total	$169	$171	$195

Contingent rents are primarily comprised of usage-based rent paid to other railroads for joint facility operations.

10.  Other Liabilities

	December 31,
	2017	2016
	($ in millions)

Net other postretirement benefit obligations (Note 11)	$309	$346
Net pension benefit obligations (Note 11)	296	333
Long-term advances from Conrail (Note 5)	280	280
Casualty and other claims (Note 16)	179	178
Deferred compensation	113	112
Other	170	193

Total	$1,347	$1,442

K 54

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,420	$2,372	$528	$536
Service cost	38	36	7	7
Interest cost	80	82	15	16
Actuarial losses	143	66	6	14
Benefits paid	(140)	(136)	(46)	(45)
Benefit obligation at end of year	2,541	2,420	510	528

Change in plan assets:
Fair value of plan assets at beginning of year	2,073	2,040	182	189
Actual return on plan assets	423	152	40	17
Employer contribution[1]	17	17	25	21
Benefits paid	(140)	(136)	(46)	(45)
Fair value of plan assets at end of year	2,373	2,073	201	182

Funded status at end of year	$(168)	$(347)	$(309)	$(346)

Amounts recognized in the Consolidated
Balance Sheets:
Noncurrent assets	$145	$2	$—	$—
Current liabilities	(17)	(16)	—	—
Noncurrent liabilities	(296)	(333)	(309)	(346)

Net amount recognized	$(168)	$(347)	$(309)	$(346)

Amounts included in accumulated other comprehensive
loss (before tax):
Net loss	$781	$940	$11	$30
Prior service cost (benefit)	2	3	(283)	(307)

1Norfolk Southern is eligible to receive reimbursement from the Norfolk Southern Corporation Post-Retirement Benefits Trust (Trust), and the Trust had an outstanding liability to Norfolk Southern of $1 million at December 31, 2017 and $13 million at December 31, 2016.

K 55

Our accumulated benefit obligation for our defined benefit pension plans is $2.3 billion and $2.2 billion at December 31, 2017 and December 31, 2016, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $313 million at December 31, 2017 and $286 million at December 31, 2016, and had accumulated benefit obligations of $267 million and $252 million at December 31, 2017 and December 31, 2016, respectively.

Pension and Other Postretirement Benefit Cost Components

	2017	2016	2015
	($ in millions)

Pension benefits:
Service cost	$38	$36	$41
Interest cost	80	82	93
Expected return on plan assets	(172)	(173)	(165)
Amortization of net losses	51	51	65
Amortization of prior service cost	1	—	—

Net cost (benefit)	$(2)	$(4)	$34

Other postretirement benefits:
Service cost	$7	$7	$7
Interest cost	15	16	21
Expected return on plan assets	(15)	(17)	(19)
Amortization of prior service benefit	(24)	(24)	(24)

Net benefit	$(17)	$(18)	$(15)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2017
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net gain arising during the year	$(108)	$(19)
Amortization of net losses	(51)	—
Amortization of prior service benefit (cost)	(1)	24

Total recognized in other comprehensive income	$(160)	$5
Total recognized in net periodic cost
and other comprehensive income	$(162)	$(12)

Net actuarial gains arising during the year for pension and other postretirement benefits were due primarily to higher actual returns on plan assets, partially offset by a decrease in discount rate.

K 56

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

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2017	2016	2015
Pension funded status:
Discount rate	3.74%	4.05%	4.30%
Future salary increases	4.21%	4.21%	4.50%
Other postretirement benefits funded status:
Discount rate	3.57%	3.83%	4.02%
Pension cost:
Discount rate - service cost	4.31%	4.64%	3.95%
Discount rate - interest cost	3.43%	3.51%	3.95%
Return on assets in plans	8.25%	8.25%	8.25%
Future salary increases	4.21%	4.50%	4.50%
Other postretirement benefits cost:
Discount rate - service cost	4.17%	4.36%	3.70%
Discount rate - interest cost	3.14%	3.15%	3.70%
Return on assets in plans	8.00%	8.00%	8.00%
Health care trend rate	6.56%	6.30%	6.56%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2017, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.3% for 2018.  It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2023 and remain at that level thereafter.

K 57

Assumed health care cost trend rates affect the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	10	(9)

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

Our pension plans’ weighted average asset allocations, by asset category, were as follows:

	Percentage of plan assets at December 31,
	2017	2016

Domestic equity securities	49%	51%
International equity securities	25%	24%
Debt securities	24%	23%
Cash and cash equivalents	2%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2017 of 61% in equity securities and 39% in debt securities compared with 67% in equity securities and 33% in debt securities at December 31, 2016.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2018, we assume an 8.25% return on pension plan assets.

Fair Value of Plan Assets

Following is a description of the valuation methodologies used for pension plan assets measured at fair value.

Common stock:  Shares held by the plan at year end are valued at the official closing price as defined by the exchange or at the most recent trade price of a security at the close of the active market.

K 58

Common collective trusts:  The readily determinable fair value is based on the published fair value per unit of the trusts.  The common collective trusts hold equity securities, fixed income securities and cash and cash equivalents.

Commingled funds:  The readily determinable fair value is based on the published fair value per unit of the funds.  The commingled funds hold equity securities.

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

	December 31, 2017
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,154	$—	$1,154
Common collective trusts:
Debt securities	—	562	562
International equity securities	—	397	397
Commingled funds	—	233	233
Interest bearing cash	23	—	23
U.S. government and agencies securities	—	4	4

Total investments	$1,177	$1,196	$2,373

	December 31, 2016
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,142	$—	$1,142
Common collective trusts:
Debt securities	—	481	481
International equity securities	—	324	324
Commingled funds	—	79	79
Interest bearing cash	43	—	43
U.S. government and agencies securities	—	4	4

Total investments	$1,185	$888	$2,073

K 59

Following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  Valued at our share of the net assets of trust-owned life insurance issued by a major insurance company.  The underlying investments of that trust consist of a U.S. stock account and a U.S. bond account but may retain cash at times as well. The U.S. stock account and U.S. bond account are valued based on readily determinable fair values.

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $201 million and $182 million at December 31, 2017 and 2016 respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2018, we expect to contribute approximately $17 million to our unfunded pension plans for payments to pensioners and approximately $43 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2018.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2018	$143	$42
2019	143	41
2020	143	40
2021	144	38
2022	145	37
Years 2023 – 2027	731	169

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and totaled $44 million in 2017, $37 million in 2016, and $32 million in 2015.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, under these plans were $23 million in 2017 and $21 million in both 2016 and 2015.

12.  Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), the Compensation Committee (Committee), which is made up of nonemployee members of the Board of Directors, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of

K 60

104,125,000 shares of our Common Stock, of which 8,774,768 remain available for future grants as of December 31, 2017.

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

The LTIP also permits the payment, on a current or a deferred basis and in cash or in stock, of dividend equivalents on shares of Common Stock covered by stock options, RSUs, or PSUs in an amount commensurate with regular quarterly dividends paid on Common Stock.  With respect to stock options, if employment of the participant is terminated for any reason, including retirement, disability, or death, we have no further obligation to make any dividend equivalent payments.  Regarding RSUs, we have no further obligation to make any dividend equivalent payments unless employment of the participant is terminated as a result of qualifying retirement or disability. Should an employee terminate employment, they are not required to forfeit dividend equivalent payments already received.  Outstanding PSUs do not receive dividend equivalent payments.

The Committee granted stock options, RSUs and PSUs pursuant to the LTIP and granted stock options pursuant to the TSOP for the last three years as follows:

	2017		2016		2015
	Granted	Weighted Average Grant-Date Fair Value	Granted	Weighted Average Grant-Date Fair Value	Granted	Weighted Average Grant-Date Fair Value
Stock options:
LTIP	341,120	$37.73	694,290	$19.92	643,890	$30.35
TSOP	144,440	31.33	302,320	14.75	181,320	24.71
Total	485,560		996,610		825,210

Restricted stock units	83,330	120.16	136,250	70.44	101,470	104.23
Performance share units	300,334	88.56	1,042,628	52.75	413,770	71.66

Receipt of an LTIP award is contingent on the recipient having executed a non-compete agreement with the company.

We account for our grants of stock options, RSUs, PSUs, and dividend equivalent payments in accordance with ASC 718, “Compensation - Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalent payments, which are all related to equity classified awards, are charged to retained income. Related compensation costs and tax benefits during the year were:

	2017	2016	2015
	($ in millions)

Stock-based compensation expense	$45	$42	$42
Total tax benefit	54	31	13

K 61

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

The fair value of each option awarded in 2017, 2016, and 2015 was measured on the date of grant using a binomial lattice-based option valuation model.  Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The average expected option term is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2017, 2016, and 2015, a dividend yield of 2.04%, 3.37%, and 2.27%, respectively, was used for all vested LTIP options and all TSOP options.

The assumptions for the LTIP and TSOP grants for the last three years are shown in the following table:

	2017	2016	2015

Average expected volatility	26%	27%	25%
Average risk-free interest rate	2.51%	2.00%	1.83%
Average expected option term LTIP	8.6 years	8.9 years	9.3 years
Average expected option term TSOP	8.3 years	8.6 years	9.1 years

A summary of changes in stock options is presented below:

	Stock Options	Weighted Avg. Exercise Price

Outstanding at December 31, 2016	5,554,054	$72.57
Granted	485,560	120.25
Exercised	(1,789,939)	60.28
Forfeited	(15,608)	90.05

Outstanding at December 31, 2017	4,234,067	83.17

The aggregate intrinsic value of options outstanding at December 31, 2017, was $261 million with a weighted average remaining contractual term of 6.2 years.  Of these options outstanding, 2,221,577 were exercisable and had

K 62

an aggregate intrinsic value of $157 million with a weighted average exercise price of $74.06 and a weighted average remaining contractual term of 4.8 years.

The following table provides information related to options exercised for the last three years:

	2017	2016	2015
	($ in millions)

Options exercised	1,789,939	1,466,721	589,081
Total intrinsic value	$114	$60	$27
Cash received upon exercise	104	74	29
Related tax benefits realized	35	13	7

At December 31, 2017, total unrecognized compensation related to options granted under the LTIP and the TSOP was $10 million, and is expected to be recognized over a weighted-average period of approximately 2.2 years. Tax benefits realized in both 2017 and 2016 are recognized in “Income taxes.” Tax benefits realized in 2015 were recognized as “Additional paid-in capital.”

Restricted Stock Units

RSUs granted in all three years have a five-year restriction period and will be settled through the issuance of shares of Common Stock.  The RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

	2017	2016	2015
	($ in millions)

RSUs vested	137,200	175,500	166,750
Common Stock issued net of tax witholding	81,318	103,936	99,337
Related tax benefit realized	$3	$1	$4

Tax benefits realized in both 2017 and 2016 are recognized in “Income taxes.” Tax benefits realized in 2015 were recognized as “Additional paid-in capital.”

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2016	645,645	$80.68
Granted	83,330	120.16
Vested	(137,200)	75.14
Forfeited	(3,370)	108.47

Nonvested at December 31, 2017	588,405	87.40

K 63

At December 31, 2017, total unrecognized compensation related to RSUs was $8 million, and is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

	2017	2016	2015
	($ in millions)

PSUs earned	171,080	406,038	236,601
Common Stock issued net of tax witholding	99,805	241,757	141,386
Related tax benefit realized	$1	$3	$3

Tax benefits realized in both 2017 and 2016 are recognized in “Income taxes.” Tax benefits realized in 2015 were recognized as “Additional paid-in capital.”

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2016	1,849,008	$61.17
Granted	300,334	88.56
Earned	(171,080)	68.67
Unearned	(226,780)	74.93
Forfeited	(2,730)	58.09

Balance at December 31, 2017	1,748,752	63.36

At December 31, 2017, total unrecognized compensation related to PSUs granted under the LTIP was $6 million, and is expected to be recognized over a weighted-average period of approximately 1.8 years.

K 64

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2017	2016	2015
Available for future grants:
LTIP	8,774,768	9,385,674	11,769,796
TSOP	410,895	544,217	832,676
Issued:
LTIP	1,679,547	1,511,645	708,059
TSOP	291,515	300,769	121,745

13. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2017 and 2016 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2017
Pensions and other postretirement
liabilities	$(414)	$95	$19	$(300)
Other comprehensive income
of equity investees	(73)	17	—	(56)

Accumulated other comprehensive loss	$(487)	$112	$19	$(356)

Year ended December 31, 2016
Pensions and other postretirement
liabilities	$(367)	$(64)	$17	$(414)
Other comprehensive income
of equity investees	(78)	5	—	(73)

Accumulated other comprehensive loss	$(445)	$(59)	$17	$(487)

K 65

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2017
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$127	$(32)	$95
Reclassification adjustments for costs
included in net income	28	(9)	19

Subtotal	155	(41)	114

Other comprehensive income of equity investees	19	(2)	17

Other comprehensive income	$174	$(43)	$131

Year ended December 31, 2016
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(101)	$37	$(64)
Reclassification adjustments for costs
included in net income	27	(10)	17

Subtotal	(74)	27	(47)

Other comprehensive income of equity investees	5	—	5

Other comprehensive loss	$(69)	$27	$(42)

Year ended December 31, 2015
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(117)	$45	$(72)
Reclassification adjustments for costs
included in net income	41	(16)	25

Other comprehensive loss	$(76)	$29	$(47)

14.  Stock Repurchase Program

We repurchased and retired 8.2 million, 9.2 million, and 11.3 million shares of Common Stock under our stock repurchase program in 2017, 2016, and 2015, respectively, at a cost of $1.0 billion, $803 million, and $1.1 billion, respectively.  On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2017, 56.5 million shares remain authorized for repurchase. Since the beginning of 2006, we have repurchased and retired 168.5 million shares at a total cost of $11.3 billion.

K 66

15.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2017	2016	2015	2017	2016	2015
	($ in millions except per share amounts, shares in millions)

Net income	$5,404	$1,668	$1,556	$5,404	$1,668	$1,556
Dividend equivalent payments	(4)	(5)	(6)	(2)	(4)	(5)

Income available to common stockholders	$5,400	$1,663	$1,550	$5,402	$1,664	$1,551

Weighted-average shares outstanding	287.9	293.9	301.9	287.9	293.9	301.9
Dilutive effect of outstanding options
and share-settled awards				2.4	2.1	2.5
Adjusted weighted-average shares outstanding				290.3	296.0	304.4

Earnings per share	$18.76	$5.66	$5.13	$18.61	$5.62	$5.10

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of 0.2 million, 1.3 million, and 0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

One of our chemical customers, Sunbelt, filed in 2011 a rate reasonableness complaint before the STB alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor, and in June 2016, the STB resolved petitions for reconsideration. The matter remains decided in our favor; however, the findings are still subject to appeal. We believe the estimate of any

K 67

reasonably possible loss will not have a material effect on our financial position, results of operations, or liquidity. With regard to rate cases, we record adjustments to revenues in the periods if and when such adjustments are probable and reasonably estimable.

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification; the findings are subject to appeal. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related personal injury and occupational claims are subject to the FELA, which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.

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

K 68

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $58 million at December 31, 2017, and $67 million at December 31, 2016, (of which $15 million is classified as a current liability at the end of both 2017 and 2016).  At December 31, 2017, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 127 known locations and projects compared with 134 locations and projects at December 31, 2016.  At December 31, 2017, 15 sites accounted for $37 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

K 69

Purchase Commitments

At December 31, 2017, we had outstanding purchase commitments totaling approximately $1.1 billion for locomotives, track material, long-term service contracts, track and yard expansion projects in connection with our capital programs as well as freight cars and containers through 2022.

Change-In-Control Arrangements

We have compensation agreements with certain officers and key employees that become operative only upon a change in control of Norfolk Southern, as defined in those agreements.  The agreements provide generally for payments based on compensation at the time of a covered individual’s involuntary or other specified termination and for certain other benefits.

Indemnifications

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

K 70

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2017
Railway operating revenues	$2,575	$2,637	$2,670	$2,669
Income from railway operations	773	888	911	1,014
Net income	433	497	506	3,968
Earnings per share:
Basic	1.49	1.72	1.76	13.91
Diluted	1.48	1.71	1.75	13.79

2016
Railway operating revenues	$2,420	$2,454	$2,524	$2,490
Income from railway operations	723	770	820	761
Net income	387	405	460	416
Earnings per share:
Basic	1.30	1.37	1.56	1.43
Diluted	1.29	1.36	1.55	1.42

Note:  In the fourth quarter of 2017, as a result of the enactment of tax reform, “Income from railway operations” includes a $151 million benefit and income taxes includes a $3,331 million benefit, which added $3,482 million to “Net income,” $12.21 to “Earnings per share - basic,” and $12.10 to “Earnings per share - diluted.”

K 71

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2017.  Based on such evaluation, our officers have concluded that, at December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting, and internal control.  The Audit Committee of our Board of Directors is comprised of five outside directors who are independent of management.  The independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2017.  These reports appear in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2017, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

K 72

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” under the caption “Corporate Governance and the Board,” under the caption “Committees of the Board,” under the caption “Shareholder Recommendations and Nominations,” and under the caption “The Thoroughbred Code of Ethics” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:

•	under the caption “Corporate Governance and the Board”, including “Compensation of Directors” and “Non-Employee Director Compensation;”

•
appearing under the caption “Executive Compensation” for executives, including the “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2017 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2017” and “Option Exercises and Stock Vested in 2017” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and

•	appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K 73

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2017)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	5,916,679	(4)	$83.00	(5)	8,774,768

Equity compensation plans
not approved by securities holders(3)	959,376		83.77		419,895	(6)

Total	6,876,055				9,194,663

(1)	Excludes securities reflected in column (a).

(2)	LTIP.

(3)	TSOP and the Director’s Restricted Stock Plan.

(4)	Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of stock.

(5)	Calculated without regard to 2,641,988 outstanding RSUs and PSUs at December 31, 2017.

(6)	Reflects shares remaining available for grant under TSOP.

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

K 74

Non-employee Directors, officers, and other key employees residing in the United States or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Committee, or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to LTIP, may grant incentive stock options, nonqualified stock options, stock appreciation rights, RSUs, restricted shares, PSUs, and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs, and PSUs.  Awards under LTIP may be made subject to forfeiture under certain circumstances and the Committee may establish such other terms and conditions for the awards as provided in LTIP.

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the regular 2017 PSU awards, corporate performance will be measured using two equally weighted standards established by the Committee:  (1) three-year average return on average capital invested and (2) total return to stockholders measured at the end of the three-year period.  For the 2017 PSU awards, PSUs will be settled in shares of Common Stock. In 2016, the committee also granted an “accelerated turnaround incentive” award in the form of a PSU with a three-year performance that is based on equally weighted standards established by the Committee for operating ratio and earnings per share.

RSUs are payable in cash or in shares of Common Stock at the end of a restriction period.  During the restriction period, the holder of the RSUs has no beneficial ownership interest in the Common Stock represented by the RSUs and has no right to vote the shares represented by the units or to receive dividends (except for dividend equivalent payment rights that may be awarded with respect to the RSUs).  The Committee at its discretion may waive the restriction period, but settlement of any RSUs will occur on the same settlement date as would have applied absent a waiver of restrictions, if no performance goals were imposed. For the 2017 RSU awards, RSUs will be settled in shares of Common Stock.

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

K 75

Norfolk Southern Corporation Directors’ Restricted Stock Plan (Plan)

The Plan was adopted on January 1, 1994, and was designed to increase ownership of Common Stock by our non-employee Directors so as to further align their ownership interest in our company with that of our stockholders.  The Plan has not been and is not required to have been approved by our stockholders.

Effective January 23, 2015, the Board amended the Plan to provide that no additional awards will be made under the Plan. Prior to that amendment, only non-employee Directors who are not and never have been employees of our company were eligible to participate in the Plan.  Upon becoming a Director, each eligible Director received a one-time grant of 3,000 restricted shares of Common Stock. No additional shares may be granted under the Plan.  No individual member of the Board exercised discretion concerning the eligibility of any Director or the number of shares granted.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Related Persons Transactions” and under the caption “Director Independence” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K 76

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
Item 15.  Exhibits, Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K 32
		Reports of Independent Registered Public Accounting Firm	K 33
		Consolidated Statements of Income, Years ended December 31, 2017, 2016, and 2015	K 36
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2017, 2016, and 2015	K 37
		Consolidated Balance Sheets at December 31, 2017 and 2016	K 38
		Consolidated Statements of Cash Flows, Years ended December 31, 2017, 2016, and 2015	K 39
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2017, 2016, and 2015	K 40
		Notes to Consolidated Financial Statements	K 41

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K 90

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

	3.	Exhibits

Exhibit Number		Description
2.1
Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc., and PRR Newco, Inc., is incorporated by reference to Exhibit 2.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004. (SEC File No. 001-08339)

K 77

3	Articles of Incorporation and Bylaws –

(i)(a)
The Restated Articles of Incorporation of Norfolk Southern Corporation are incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s 10-K filed on March 5, 2001. (SEC File No. 001-08339)

(i)(b)
An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010. (SEC File No. 001-08339)

(ii)
The Bylaws of Norfolk Southern Corporation, as amended January 22, 2018, are incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on January 22, 2018. (SEC File No. 001-08339)

4	Instruments Defining the Rights of Security Holders, Including Indentures:

(a)
Indenture, dated as of January 15, 1991, from Norfolk Southern Corporation to First Trust of New York, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Registration Statement on Form S-3 (SEC File No. 33-38595).

(b)
First Supplemental Indenture, dated May 19, 1997, between Norfolk Southern Corporation and First Trust of New York, National Association, as Trustee, related to the issuance of notes in the principal amount of $4.3 billion, is incorporated by reference to Exhibit 1.1(d) to Norfolk Southern Corporation’s Form 8-K filed on May 21, 1997. (SEC File No. 001-08339)

(c)
Second Supplemental Indenture, dated April 26, 1999, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 1.1(c) to Norfolk Southern Corporation’s Form 8-K filed on April 30, 1999. (SEC File No. 001-08339)

(d)
Fourth Supplemental Indenture, dated as of February 6, 2001, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $1 billion, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on February 7, 2001. (SEC File No. 001-08339)

(e)
Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(1) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004. (SEC File No. 001-08339)

(f)
First Supplemental Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated by reference to Exhibit 4(m) to Norfolk Southern Corporation’s Form 10-Q filed on October 28, 2004. (SEC File No. 001-08339)

(g)
Ninth Supplemental Indenture, dated as of March 11, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $300 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2005. (SEC File No. 001-08339)

(h)
Tenth Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $366.6 million, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005. (SEC File No. 001-08339)

K 78

(i)
Eleventh Supplemental Indenture, dated as of May 17, 2005, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $350 million, is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2005. (SEC File No. 001-08339)

(j)
Twelfth Supplemental Indenture, dated as of August 26, 2010, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $250 million, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on August 26, 2010. (SEC File No. 001-08339)

(k)
Indenture, dated as of April 4, 2008, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $600 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2008. (SEC File No. 001-08339)

(l)
Indenture, dated as of January 15, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of$500 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on January 20, 2009. (SEC File No. 001-08339)

(m)
Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009. (SEC File No. 001-08339)

(n)
First Supplemental Indenture, dated as of June 1, 2009, between Norfolk Southern Corporation and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500 million, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2009. (SEC File No. 001-08339)

(o)
Second Supplemental Indenture, dated as of May 23, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011. (SEC File No. 001-08339)

(p)
Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $595,504,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

(q)
Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $4,492,000, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

(r)
Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of two series of notes, one in the principal amount of $500 million and one in the principal amount of $100 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011. (SEC File No. 001-08339)

(s)
Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012. (SEC File No. 001-08339)

(t)
First Supplemental Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012. (SEC File No. 001-08339)

K 79

(u)
Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012. (SEC File No. 001-08339)

(v)
Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012. (SEC File No. 001-08339)

(w)
Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013. (SEC File No. 001-08339)

(x)
Fourth Supplemental Indenture, dated as of November 21, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 21, 2013. (SEC File No. 001-08339)

(y)
Indenture dated as of June 2, 2015, between Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(z)
First Supplemental Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(aa)
Second Supplemental Indenture, dated as of November 3, 2015, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 3, 2015. (SEC File No. 001-08339)

(bb)
Third Supplemental Indenture, dated as of June 3, 2016, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 3, 2016. (SEC File No. 001-08339)

(cc)
Fourth Supplemental Indenture, dated as of May 31, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed May 31, 2017. (SEC File No. 001-08339)

(dd)
Indenture dated as of August 15, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. (SEC File No. 001-08339)

(ee)
Registration Rights Agreement dated as of August 15, 2017. The Agreement is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. (SEC File No. 001-08339)

(ff)
Indenture, dated as of November 16, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed November 16, 2017. (SEC File No. 001-08339)

(gg)
Registration Rights Agreement, dated as of November 16, 2017, between Norfolk Southern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed November 16, 2017. (SEC File No. 001-08339)

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

K 80

10	Material Contracts -

(a)
The Transaction Agreement, dated as of June 10, 1997, by and among CSX and CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated by reference to Exhibit 10(a) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003. (SEC File No. 001-08339)

(b)
Amendment No. 1 dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(c)
Amendment No. 2 dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(d)
Amendment No. 3 dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference from Exhibit 10(dd) to Norfolk Southern Corporation’s Form 10-Q filed on July 30, 2004. (SEC File No. 001-08339)

(e)
Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on September 2, 2004. (SEC File No. 001-08339)

(f)
Amendment No. 6 dated as of April 1, 2007, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Railway Company, Conrail, Inc., Consolidated Rail Corporation, and CRR Holdings LLC, is incorporated by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007. (SEC File No. 001-08339)

(g)
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.4 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(h)
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(i)
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto, is incorporated by reference from Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(j)
Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(h) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001. (SEC File No. 001-08339)

K 81

(k)
Amendment No. 2, dated as of January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(j) to Norfolk Southern Corporation’s Form 10-K filed on February 21, 2002. (SEC File No. 001-08339)

(l)
Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on February 24, 2003. (SEC File No. 001-08339)

(m)
Amendment No. 4, dated as of June 1, 2005, and executed in late June 2005, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibits thereto, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on July 1, 2005. (SEC File No. 001-08339)

(n)
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto, is incorporated by reference from  -Exhibit 10.7 to Norfolk Southern Corporation’s Form 10-Q filed on August 11, 1999. (SEC File No. 001-08339)

(o)
The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated by reference from Exhibit 10(i) to Norfolk Southern Corporation’s Form 10-K filed on March 6, 2000. (SEC File No. 001-08339)

(p)
Second Amendment, dated December 28, 2009, to the Master Agreement dated July 27, 1999, by and between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated by reference to Exhibit 10(q) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010 (Exhibits, annexes and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request). (SEC File No. 001-08339)

(q)
The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) – extending and amending a Lease, dated as of October 11, 1881 – is incorporated by reference to Exhibit 10(k) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001. (SEC File No. 001-08339)

(r)*
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, is incorporated by reference to Exhibit 10-A to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2015. (SEC File No. 001-08339)

(s)*
The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective September 26, 2000, is incorporated by reference to Exhibit 10(n) to Norfolk Southern Corporation’s Form 10-K filed on March 5, 2001. (SEC File No. 001-08339)

(t)*
The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2015, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2017. (SEC File No. 001-08339)

(u)*
Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, as amended and restated effective as of June 26, 2015, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2017. (SEC File No. 001-08339)

K 82

(v)*
Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, as amended and restated effective January 1, 2016, is incorporated by reference to Exhibit 10(hh) to Norfolk Southern Corporation’s Form 10-K file on February 6, 2017. (SEC File No. 001-08339)

(w)*
The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007. (SEC File No. 001-08339)

(x)
The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective July 22, 2013, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013. (SEC File No. 001-08339)

(y)*
The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 1, 2009, is incorporated by reference to Exhibit 10(cc) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010. (SEC File No. 001-08339)

(z)*
The description of Norfolk Southern Corporation’s executive physical reimbursement for non-employee directors and certain executives is incorporated by reference to Norfolk Southern Corporation’s Form 8-K filed on July 28, 2005; but no reimbursements will be made for physical examinations performed for non-employee directors after July 30, 2016. (SEC File No. 001-08339)

(aa)*,**	The Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016, November 29, 2016, and November 28, 2017. (SEC File No. 001-08339)

(bb)
The Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company, is incorporated by reference to Exhibit 10(II) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006 (Exhibits, annexes, and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request). (SEC File No. 001-08339)

(cc)
Amendment No. 1, dated as of January 17, 2006, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railroad , is incorporated by reference to Exhibit 10(mm) to Norfolk Southern Corporation’s Form 10-K filed on February 23, 2006. (SEC File No. 001-08339)

(dd)
Amendment No. 2, dated as of May 1, 2006, to the Transaction Agreement, dated as of December 1, 2005, by and among Norfolk Southern Corporation, The Alabama Great Southern Railroad Company, Kansas City Southern, and The Kansas City Southern Railway Company is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006. (SEC File No. 001-08339)

(ee)
Limited Liability Agreement of Meridian Speedway, LLC, dated as of May 1, 2006, by and among the Alabama Great Southern Railroad Company and Kansas City Southern, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed on May 4, 2006. (SEC File No. 001-08339)

(ff)
Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on November 14, 2007. (SEC File No. 001-08339)

(gg)
Amendment No. 1 to Transfer and Administration Agreement dated as of November 8, 2007, and effective as of October 22, 2008, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 23, 2008. (SEC File No. 001-08339)

(hh)
Amendment No. 2, dated as of May 19, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 31, 2009. (SEC File No. 001-08339)

K 83

(ii)
Amendment No. 3, dated as of August 21, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 30, 2009. (SEC File No. 001-08339)

(jj)
Amendment No. 4, dated as of October 22, 2009, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2009. (SEC File No. 001-08339)

(kk)
Amendment No. 5, dated as of January 5, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 17, 2010. (SEC File No. 001-08339)

(ll)
Amendment No. 6, dated as of August 30, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 29, 2010. (SEC File No. 001-08339)

(mm)
Amendment No. 7, dated as of October 21, 2010, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2010. (SEC File No. 001-08339)

(nn)
Amendment No. 8, dated as of October 20, 2011, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 20, 2011. (SEC File No. 001-08339)

(oo)
Amendment No. 9, dated as of October 18, 2012, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 99 to Norfolk Southern Corporation’s Form 8-K filed on October 22, 2012. (SEC File No. 001-08339)

(pp)
Amendment No. 10, dated as of October 17, 2013, to Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 18, 2013. (SEC File No. 001-08339)

(qq)
Amendment No. 11 to Transfer and Administration Agreement dated as of October 16, 2014, is hereby incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on October 17, 2014. (SEC File No. 001-08339)

(rr)
Amendment No. 12 to Transfer and Administration Agreement dated as of June 3, 2016 (Schedules III and IV omitted. The Registrant will furnish supplementary copies of such materials to the SEC upon request), is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on June 6, 2016. (SEC File No. 001-08339)

(ss)
Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008. (SEC File No. 001-08339)

(tt)
Transaction Agreement (Pan Am Transaction Agreement), dated May 15, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2008 (Exhibits, annexes and schedules omitted.  The Registrant will furnish supplementary copies of such materials to the SEC upon request). (SEC File No. 001-08339)

K 84

(uu)
Letter Agreement, dated October 21, 2008, by and among Norfolk Southern Railway Company, Pan Am Railways, Inc., Boston and Maine Corporation, and Springfield Terminal Railway Company amending certain terms of the Pan Am Transaction Agreement, is incorporated by reference to Exhibit 10(rrr) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009. (SEC File No. 001-08339)

(vv)*
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective October 3, 2014, is incorporated by reference to Exhibit 10 to Norfolk Southern Corporation’s Form 10-Q filed on October 22, 2014. (SEC File No. 001-08339)

(ww)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended effective June 26, 2013, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013. (SEC File No. 001-08339)

(xx)*
Amendment to Norfolk Southern Corporation Officers’ Deferred Compensation Plan, effective January 1, 2008, is incorporated by reference to Exhibit 10.03 to Norfolk Southern Corporation’s Form 8-K filed on July 24, 2008. (SEC File No. 001-08339)

(yy)*
Stock Unit Plan of Norfolk Southern Corporation dated as of July 24, 2001, as amended on August 21, 2008, with an effective date of January 1, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 24, 2008. (SEC File No. 001-08339)

(aaa)*
Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and certain executive officers (including those defined as “named executive officers” and identified in the Corporation’s Proxy Statement for the 2016 annual Meeting of Stockholders), is incorporated by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009. (SEC File No. 001-08339)

(bbb)
Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request). (SEC File No. 001-08339)

(ccc)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors as approved by the Compensation Committee on November 28, 2016, is incorporated by reference to Exhibit 10(ggg) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2017. (SEC File No. 001-08339)

(ddd)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on November 27, 2017. (SEC File No. 001-08339)

(eee)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Compensation Committee on November 27, 2017. (SEC File No. 001-08339)

(fff)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on November 27, 2017. (SEC File No. 001-08339)

(ggg)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on November 28, 2016, is incorporated by reference to Exhibit 10(kkk) to Norfolk Southern Corporation’s 10-K filed on February 6, 2017. (SEC File No. 001-08339)

K 85

(hhh)
Performance Criteria for bonuses payable in 2019 for the 2018 incentive year. On November 27, 2017, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2019 for the 2018 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan: 50% based on operating income; 35% based on operating ratio; and 15% based on a composite of three transportation service measures, consisting of adherence to operating plan, connection performance, and train performance.

(iii)
Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012. (SEC File No. 001-08339)

(jjj)*
Form of Amendment to Amended and Restated Change in Control Agreements between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, and each of the Corporation’s Executive Vice Presidents, to eliminate the excise tax gross-up provision in the Agreements, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013. (SEC File No. 001-08339)

(kkk)*
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who did not enter into a change in control agreement before 2016, is incorporated by reference to Exhibit 10(ooo) to Norfolk Southern Corporation’s Form 10-K filed on February 8, 2016. (SEC File No. 001-08339)

(lll)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Performance Share Unit Incentive for Accelerated Five-Year Plan approved by the Compensation Committee on November 28, 2016, is incorporated by reference to Exhibit 10(ppp) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2017. (SEC File No. 001-08339)

(mmm)
Credit Agreement dated as of May 26, 2016, establishing a 5-year, $750 million, unsecured revolving credit facility of the Registrant, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 27, 2016. (SEC File No. 001-08339)

12**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

99**	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

101**
The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes:  (i) the Consolidated Statements of Income of each of the years ended December 31, 2017, 2016, and 2015; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2017, 2016, and 2015; (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016, and 2015; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2017, 2016, and 2015; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.

K 86

** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, 32, and 99 are included in copies assembled for public dissemination. All exhibits are included in the 2017 Form 10-K posted on our website at www.norfolksouthern.com under “Investors” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219
Item 16.  Form 10-K Summary

Not applicable.

K 87

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes William A. Galanko and Cynthia C. Earhart, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints William A. Galanko and Cynthia C. Earhart, or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of February, 2018.

/s/ James A. Squires
By:	James A. Squires
(Chairman, President and Chief Executive Officer)

K 88

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of February, 2018, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ James A. Squires (James A. Squires)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Cynthia C. Earhart (Cynthia C. Earhart)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas E. Hurlbut (Thomas E. Hurlbut)	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Erskine B. Bowles (Erskine B. Bowles)	Director

/s/ Wesley G. Bush (Wesley G. Bush)	Director

/s/ Daniel A. Carp (Daniel A. Carp)	Director

/s/ Mitchell E. Daniels, Jr. (Mitchell E. Daniels, Jr.)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ Amy E. Miles (Amy E. Miles)	Director

/s/ Martin H. Nesbitt (Martin H. Nesbitt)	Director

/s/ Jennifer F. Scanlon (Jennifer F. Scanlon)	Director

/s/ John R. Thompson (John R. Thompson)	Director

K 89

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2015, 2016, and 2017
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2015
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$33	$2		$—		$—		$35
Casualty and other claims
included in other liabilities	199	66	(1)	—		74	(3)	191
Current portion of casualty and
other claims included in
accounts payable	187	19		119	(2)	151	(4)	174

Year ended December 31, 2016
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$35	$4		$—		$—		$39
Casualty and other claims
included in other liabilities	191	68	(1)	—		81	(3)	178
Current portion of casualty and
other claims included in
accounts payable	174	25		101	(2)	108	(4)	192

Year ended December 31, 2017
Valuation allowance (included net in
deferred tax liability) for deferred
tax assets	$39	$5		$—		$—		$44
Casualty and other claims
included in other liabilities	178	83	(1)	—		82	(3)	179
Current portion of casualty and
other claims included in
accounts payable	192	17		124	(2)	146	(4)	187

(1)	Includes adjustments for changes in estimates for prior years’ claims.

(2)	Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(3)	Payments and reclassifications to/from accounts payable.

(4)	Payments and reclassifications to/from other liabilities.

K 90