Form 10-Q
period 2018-03-31
NORFOLK SOUTHERN CORP
filed 2018-04-25
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2018

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [   ]  Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock ($1.00 par value per share)	282,541,886 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2018	2017
	($ in millions, except per share amounts)

Railway operating revenues	$2,717	$2,575

Railway operating expenses:
Compensation and benefits	737	759
Purchased services and rents	401	377
Fuel	266	213
Depreciation	272	259
Materials and other	206	210

Total railway operating expenses	1,882	1,818

Income from railway operations	835	757

Other income – net	8	40
Interest expense on debt	136	142

Income before income taxes	707	655

Income taxes	155	222

Net income	$552	$433

Per share amounts:
Net income
Basic	$1.94	$1.49
Diluted	1.93	1.48

Dividends	0.72	0.61

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2018	2017
	($ in millions)

Net income	$552	$433
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit (expense)	(7)	7
Other comprehensive income (loss) of equity investees	1	(2)
Other comprehensive income (loss), before tax	(6)	5

Income tax benefit (expense) related to items of
other comprehensive income (loss)	2	(3)

Other comprehensive income (loss), net of tax	(4)	2

Total comprehensive income	$548	$435

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,072	$690
Accounts receivable – net	973	955
Materials and supplies	245	222
Other current assets	189	282
Total current assets	2,479	2,149

Investments	3,020	2,981
Properties less accumulated depreciation of $12,076 and
$11,909, respectively	30,396	30,330
Other assets	267	251

Total assets	$36,162	$35,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,217	$1,401
Short-term debt	50	100
Income and other taxes	217	211
Other current liabilities	304	233
Current maturities of long-term debt	600	600
Total current liabilities	2,388	2,545

Long-term debt	9,637	9,136
Other liabilities	1,352	1,347
Deferred income taxes	6,367	6,324
Total liabilities	19,744	19,352

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 282,541,886 and 284,157,187 shares,
respectively, net of treasury shares	284	285
Additional paid-in capital	2,255	2,254
Accumulated other comprehensive loss	(448)	(356)
Retained income	14,327	14,176

Total stockholders’ equity	16,418	16,359

Total liabilities and stockholders’ equity	$36,162	$35,711

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2018	2017
	($ in millions)

Cash flows from operating activities:
Net income	$552	$433
Reconciliation of net income to net cash provided by operating activities:
Depreciation	272	260
Deferred income taxes	45	56
Gains and losses on properties	(8)	(9)
Changes in assets and liabilities affecting operations:
Accounts receivable	(26)	(53)
Materials and supplies	(23)	(24)
Other current assets	13	31
Current liabilities other than debt	12	188
Other – net	(21)	(36)

Net cash provided by operating activities	816	846

Cash flows from investing activities:
Property additions	(383)	(438)
Property sales and other transactions	13	35
Investment purchases	(2)	(2)
Investment sales and other transactions	1	1

Net cash used in investing activities	(371)	(404)

Cash flows from financing activities:
Dividends	(205)	(177)
Common stock transactions	(1)	34
Purchase and retirement of common stock	(300)	(200)
Proceeds from borrowings – net of issuance costs	543	—
Debt repayments	(100)	(100)

Net cash used in financing activities	(63)	(443)

Net increase (decrease) in cash and cash equivalents	382	(1)

Cash and cash equivalents:
At beginning of year	690	956

At end of period	$1,072	$955

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$69	$70
Income taxes (net of refunds)	7	12

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2018, and December 31, 2017, our results of operations and comprehensive income for the first quarters of 2018 and 2017, and our cash flows for the first three months of 2018 and 2017 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and related amendments which are jointly referred to as Accounting Standards Codification (ASC) Topic 606. This update replaced most existing revenue recognition guidance in GAAP and requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. FASB ASC Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We adopted the provisions of this standard on January 1, 2018, using the modified retrospective method. There was no cumulative effect of initially applying ASC Topic 606, nor is there any material difference in first quarter 2018 revenue as compared with the GAAP that was in effect prior to January 1, 2018.

The following table disaggregates our revenues by major commodity group (in millions):

First Quarter
2018
Merchandise:
Chemicals	$443
Agr./consumer/gov’t	393
Metals/construction	338
Automotive	243
Paper/clay/forest	188
Merchandise	1,605
Intermodal	678
Coal	434
Total	$2,717

A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each major commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of March 31, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows ($ millions):

	March 31, 2018	December 31, 2017
	($ in millions)
Customer	$751	$703
Non-customer	222	252
Accounts receivable - net	$973	$955

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” includes non-current customer receivables of $47 million and $39 million at March 31, 2018 and December 31, 2017, respectively.  We do not have any material contract assets or liabilities.

Certain of our contracts contain refunds (which are primarily volume-based incentives) that are recorded as a reduction to revenue. Refunds are recorded on the basis of management’s best estimate of projected liability, which is based on historical activity, current shipment counts and expectation of future activity.

Certain accessorial services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents approximately 4% of total “Railway operating revenues.”

2.  Stock-Based Compensation

	First Quarter
	2018	2017
	($ in millions)
Stock-based compensation expense	$16	$27
Total tax benefit	14	30

During the first quarter of 2018, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Granted	Weighted-Average Grant-Date Fair Value

Stock options	40,960	$41.70
Restricted stock units	215,880	148.32
Performance share units	91,914	91.55

Beginning in 2018, recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to October 1st will forfeit awards received in the current year.

Stock Options

	First Quarter
	2018	2017
	($ in millions)
Stock options exercised	254,982	885,722
Cash received upon exercise	$17	$49
Related tax benefit realized	$4	$16

Restricted Stock Units

RSUs primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock).  Compensation cost for the award is recognized on a straight-line basis over the requisite service period for the entire award.  Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2018	2017
	($ in millions)
RSUs vested	160,200	137,200
Common Stock issued net of tax withholding	99,968	81,318
Related tax benefit realized	$3	$3

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

	First Quarter
	2018	2017
	($ in millions)
PSUs earned	154,189	171,080
Common Stock issued net of tax withholding	94,399	99,805
Related tax benefit realized	$3	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2018	2017	2018	2017
	($ in millions, except per share amounts, shares in millions)

Net income	$552	$433	$552	$433
Dividend equivalent payments	(1)	(1)	(1)	(1)

Income available to common stockholders	$551	$432	$551	$432

Weighted-average shares outstanding	283.5	290.3	283.5	290.3
Dilutive effect of outstanding options
and share-settled awards			2.4	2.5

Adjusted weighted-average shares outstanding			285.9	292.8

Earnings per share	$1.94	$1.49	$1.93	$1.48

During the first quarters of 2018 and 2017, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero and 0.5 million for the quarters ended March 31, 2018 and 2017, respectively.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three Months Ended March 31, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$6	$(391)
Other comprehensive income
(loss) of equity investees	(56)	1	(2)	—	(57)

Accumulated other comprehensive loss	$(356)	$(10)	$(88)	$6	$(448)

Three Months Ended March 31, 2017
Pensions and other
postretirement liabilities	$(414)	$—	$—	$4	$(410)
Other comprehensive loss
of equity investees	(73)	(2)	—	—	(75)

Accumulated other comprehensive loss	$(487)	$(2)	$—	$4	$(485)

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update is intended to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (“tax reform”) that was enacted on December 22, 2017 from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in AOCI and the amount that would have been charged or credited directly to other comprehensive income using the newly enacted U.S. federal corporate income tax rate. In the first quarter of 2018, we adopted the provisions of ASU 2018-02 resulting in an increase to “Accumulated other comprehensive loss” of $88 million and a corresponding increase to “Retained income,” with no impact on “Total stockholders’ equity.”

5.  Stock Repurchase Program

We repurchased and retired 2.1 million and 1.7 million shares of Common Stock under our stock repurchase program in the first quarters of 2018 and 2017, respectively, at a cost of $300 million and $200 million, respectively. Since the beginning of 2006, we have repurchased and retired 170.6 million shares at a total cost of $11.6 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.3 billion at both March 31, 2018, and December 31, 2017.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $38 million and $35 million for the first quarters of 2018 and 2017, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $16 million and $10 million for the first quarters of 2018 and 2017, respectively.

“Other liabilities” includes $280 million at both March 31, 2018, and December 31, 2017, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts payable to TTX for use of equipment are included in “Purchased services and rents” and amounted to $66 million and $57 million of expense for the first quarters of 2018 and 2017, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $16 million and $8 million for the first quarters of 2018 and 2017, respectively.

7.  Debt

During the first quarter of 2018, we issued $500 million of 4.15% senior notes due 2048.

We have a $350 million accounts receivable securitization program expiring in June 2018.  There was $50 million and $100 million outstanding under this program at March 31, 2018, and December 31, 2017, respectively, reflected as “Short-term debt” on the Consolidated Balance Sheets.

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

Pension and postretirement benefit cost components for the first quarters are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2018	2017	2018	2017
	($ in millions)

Service cost	$10	$9	$2	$2
Interest cost	20	20	4	4
Expected return on plan assets	(44)	(43)	(4)	(4)
Amortization of net losses	14	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$—	$(1)	$(4)	$(4)

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This update requires segregation of net benefit costs between operating and non-operating expenses and also requires retrospective application.  We adopted the standard on January 1, 2018.  Under the new standard, only the service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income, whereas under the previous standard all components were included in “Compensation and benefits.”

The retrospective application resulted in an offsetting increase of $16 million in “Compensation and benefits” expense and an increase in “Other income – net” on the Consolidated Statements of Income for the first quarter of 2017, with no impact on “Net income.”

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2018, or December 31, 2017. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$26	$43	$26	$43
Long-term debt, including current maturities	(10,237)	(11,780)	(9,736)	(11,771)

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

	Level 1	Level 2	Total
	($ in millions)

March 31, 2018
Long-term investments	$4	$39	$43
Long-term debt, including current maturities	(11,685)	(95)	(11,780)

December 31, 2017
Long-term investments	$4	$39	$43
Long-term debt, including current maturities	(11,676)	(95)	(11,771)

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

One of our chemical customers, Sunbelt Chlor Alkali Partnerships (Sunbelt), filed in 2011 a rate reasonableness complaint before the Surface Transportation Board (STB) alleging that our tariff rates for transportation of regulated movements are unreasonable. Since April 1, 2011, we have been billing and collecting amounts based on the challenged tariff rates. In 2014, the STB resolved this rate reasonableness complaint in our favor and, in June 2016, the STB resolved petitions for reconsideration. Sunbelt’s appeal of the STB’s decision to the United States Court of Appeal for the 11th Circuit was denied on January 26, 2018. This matter did not have a material effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $56 million and $58 million at March 31, 2018, and December 31, 2017, respectively (of which $15 million is classified as a current liability at both dates). At March 31, 2018, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 128 known locations and projects compared with 127 locations and projects at December 31, 2017. At March 31, 2018, 15 sites accounted for $35 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

11. New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.”  This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. When implemented, lessees will be required to measure and record leases at the present value of the remaining lease payments. The FASB approved amendments that permit the use of the effective date as the date of initial application or a modified retrospective transition approach, with application in all comparative periods presented. We are evaluating which transition approach to adopt. We are currently evaluating the effects ASU 2016-02 will have on our consolidated financial statements and related disclosures.  We disclosed $660 million in undiscounted operating lease obligations in our lease commitments footnote in our most recent 10-K and we will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new standard. We are in the process of implementing a lease management system to support the new reporting requirements. We do not anticipate a material impact on our results of operations and we do not plan to adopt the standard early.

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

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 19,500 miles of road in 22 states and the District of Columbia, with service to every major container port in the eastern United States, and provides efficient connections to other rail carriers.  We operate the most extensive intermodal network in the East and are a major transporter of coal, automotive, and industrial products.

We continued to make progress towards the goals in our strategic plan, posting record results in the first quarter. The operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 69.3% was a first-quarter record, as was income from railway operations, net income and diluted earnings per share. We are progressing with initiatives to improve the fluidity and resilience of our network while simultaneously positioning it for additional growth and efficiency.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	First Quarter
	2018	2017	% change
Income from railway operations	$835	$757	10%
Net income	$552	$433	27%
Diluted earnings per share	$1.93	$1.48	30%
Railway operating ratio (percent)	69.3	70.6	(2%)

The increase in income from railway operations was a result of increased railway operating revenues. Traffic volume was up 3% and average revenue per unit growth was driven by pricing gains and higher fuel surcharge revenues, partially offset by mix related impacts due to increased intermodal volume. The rise in revenues was offset in part by increased railway operating expenses, driven by higher fuel expense and costs associated with overall lower network velocity. Net income and diluted earnings per share also benefited from a lower effective tax rate, primarily due to the enactment of tax reform in 2017.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by market group.

	First Quarter
Revenues	2018	2017	% change
Merchandise:
Chemicals	$443	$427	4%
Agr./consumer/gov’t	393	384	2%
Metals/construction	338	340	(1%)
Automotive	243	246	(1%)
Paper/clay/forest	188	187	1%
Merchandise	1,605	1,584	1%
Intermodal	678	571	19%
Coal	434	420	3%
Total	$2,717	$2,575	6%

Units
Merchandise:
Chemicals	120.8	118.6	2%
Agr./consumer/gov’t	148.3	149.5	(1%)
Metals/construction	164.6	168.4	(2%)
Automotive	102.8	110.5	(7%)
Paper/clay/forest	69.6	70.6	(1%)
Merchandise	606.1	617.6	(2%)
Intermodal	1,049.2	969.4	8%
Coal	249.1	259.6	(4%)
Total	1,904.4	1,846.6	3%

Revenue per Unit
Merchandise:
Chemicals	$3,663	$3,599	2%
Agr./consumer/gov’t	2,650	2,568	3%
Metals/construction	2,053	2,020	2%
Automotive	2,362	2,221	6%
Paper/clay/forest	2,704	2,651	2%
Merchandise	2,647	2,564	3%
Intermodal	647	589	10%
Coal	1,743	1,617	8%
Total	1,427	1,394	2%

First-quarter railway operating revenues increased $142 million over the same period last year. The table below reflects the components of the revenue change by major market group ($ in millions).

	First Quarter
	Increase (Decrease)

	Merchandise	Intermodal	Coal

Volume	$(30)	$47	$(17)
Fuel surcharge revenue	18	31	2
Rate, mix and other	33	29	29

Total	$21	$107	$14

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with almost 75% tied to OHD. In the first quarter of 2018, contracts tied to OHD accounted for about 95% of our fuel surcharge revenue, as price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with these surcharges totaled $131 million and $80 million in the first quarters of 2018 and 2017, respectively.

Merchandise

Merchandise revenues increased in the first quarter as a result of higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenues, offset by volume declines, as gains in chemicals shipments were more than offset by declines in the remaining groups.

Chemicals volume rose, driven by higher shipments of liquefied petroleum gas due to colder winter weather and increased shipments of plastics, partially offset by lower shipments of coal ash.

Agriculture, consumer products, and government volume was down slightly due to reduced network velocity as well as lower soybean shipments due to export market contraction and decreased corn shipments, partially offset by increased ethanol shipments.

Metals and construction volume declined, a result of lower aggregates, coil steel, and aluminum products traffic related to reduced network velocity. These decreases were partially offset by increased frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions.

Automotive volume declined, driven by shortages in availability of multilevel equipment, reduced network velocity and decreases in U.S. light vehicle production.

Paper, clay, and forest products volume decreased in the first quarter. Woodchip volumes fell due to customer sourcing changes, in addition to a drop in lumber and graphic paper traffic. These declines were partially offset by increases in pulpboard and municipal waste shipments, a result of tightened truck capacity and growth with existing customers, respectively.

Merchandise revenues for the remainder of the year are expected to increase compared to last year, reflecting higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenues, and higher volumes.

Intermodal

Intermodal revenues increased driven by higher average revenue per unit, a result of increased fuel surcharge revenues and pricing gains, and volume growth.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2018	2017	% change

Domestic	671.7	600.9	12%
International	377.5	368.5	2%

Total	1,049.2	969.4	8%

Domestic volume increases were the result of continued highway conversions due to tighter capacity in the truck market, higher truckload pricing, and growth in existing accounts. International volume rose due to increased demand from existing accounts.

Intermodal revenues for the remainder of the year are expected to increase compared to last year, driven by greater volume in addition to higher average revenue per unit due to increased fuel surcharge revenues and pricing gains.

Coal

Coal revenues increased, as higher average revenue per unit, the result of pricing gains and positive mix due to increased export traffic, was partially offset by volume decreases in the other markets.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2018	2017	% change

Utility	15,865	17,602	(10%)
Export	7,238	6,343	14%
Domestic metallurgical	3,147	3,367	(7%)
Industrial	1,260	1,471	(14%)

Total	27,510	28,783	(4%)

The decline in utility coal tonnage was driven primarily by network velocity issues and inclement weather. Export coal tonnage growth was a result of higher demand for U.S. coal. Domestic metallurgical coal tonnage decreased, driven by customer sourcing changes. Industrial coal tonnage fell, reflecting continued pressure from natural gas conversions and customer sourcing changes.

Coal revenues for the remainder of the year are expected to be flat as average revenue per unit will be lower due to market conditions that will influence pricing and changes in the mix of traffic.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	First Quarter
	2018	2017	% change

Compensation and benefits	$737	$759	(3%)
Purchased services and rents	401	377	6%
Fuel	266	213	25%
Depreciation	272	259	5%
Materials and other	206	210	(2%)

Total	$1,882	$1,818	4%

Compensation and benefits expense decreased, reflecting changes in:

•	employment levels (down $24 million),

•	health and welfare benefit rates for agreement employees (down $8 million),

•	incentive and stock-based compensation (down $8 million), and

•	overtime and recrews (up $19 million).

Average rail headcount for the quarter was down by about 1,000 compared with the first-quarter 2017. Going forward, headcount is expected to remain relatively flat for the full year, as train and engine employee hiring will be largely offset by headcount reductions in other areas.

Purchased services and rents increased as follows ($ in millions):

	First Quarter
	2018	2017	% change

Purchased services	$318	$304	5%
Equipment rents	83	73	14%

Total	$401	$377	6%

The increase was primarily due to higher intermodal volume-related costs and decreased network velocity.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due primarily to higher locomotive fuel prices (up 21%) as well as increased consumption (up 2%).

Materials and other expenses declined as follows ($ in millions):

	First Quarter
	2018	2017	% change

Materials	$90	$92	(2%)
Casualties and other claims	47	40	18%
Other	69	78	(12%)

Total	$206	$210	(2%)

Materials costs decreased modestly, as lower roadway repairs were tempered by increased freight car and locomotive repairs. Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental remediation matters. The increase was a result of higher damages related to derailments during the quarter. Other expense decreased, reflecting the inclusion of $18 million of net rental income from operating property within railway operating expenses previously included in “Other income – net.”

Other Income – Net

Other income – net declined $32 million in the first quarter driven primarily by lower returns on corporate-owned life insurance and the absence of net rental income as discussed above.

Income Taxes

The first-quarter effective tax rate was 21.9% compared with 33.9% for the same period last year.  The decline is a result of the effects of the enactment of tax reform in 2017 that lowered the federal corporate income tax rate, as well as income tax benefits for certain 2017 tax credits enacted retroactively by the Bipartisan Budget Act of 2018, which was signed into law on February 9, 2018. We expect our full year effective rate to be around 24%.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $816 million for the first three months of 2018, compared with $846 million for the same period of 2017, the result of increased incentive compensation payments partially offset by improved operating results. We had working capital of $91 million at March 31, 2018, compared with a working capital deficit of $396 million at December 31, 2017. Cash and cash equivalents totaled $1.1 billion at March 31, 2018. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

During the first quarter of 2018, we issued $500 million of 4.15% senior notes due 2048. Other than this item, there have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2017.

Cash used in investing activities was $371 million for the first three months of 2018, compared with $404 million in the same period last year, the decrease driven primarily by lower property additions.

Cash used in financing activities was $63 million in the first three months of 2018, compared with $443 million in the same period last year, primarily the result of increased proceeds from borrowing, partially offset by higher repurchases of common stock. We repurchased 2.1 million shares of Common Stock, totaling $300 million, in the first three months of 2018, compared to 1.7 million shares, totaling $200 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 38.5% at March 31, 2018, and 37.5% at December 31, 2017.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both March 31, 2018, and December 31, 2017, and are in compliance with all of its covenants. We have a $350 million accounts receivable securitization program expiring in June 2018. There was $50 million and $100 million outstanding under this program at March 31, 2018, and December 31, 2017, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies disclosure contained in our Form 10-K at December 31, 2017.

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

Beginning in late 2014, the NCCC and the various unions exchanged new proposals to begin the current round of national negotiations.  The unions formed three separate bargaining coalitions and the NCCC has reached agreements with 2 of these coalitions representing 10 separate unions and approximately 80% of the unionized workforce.  Two of these agreements (applicable to approximately 10% of the unionized workforce) are still pending ratification by the union membership while the remainder are already final.  The NCCC and the third coalition have agreed to resolve their contract dispute through binding arbitration. That arbitration decision is expected in late May and the contract will be final at that time.  In accordance with the Railway Labor Act, current agreements will remain in effect during the statutory bargaining process.  Separately, NS has reached agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen (BLET), which represents approximately 4,600 NS engineers.

New Accounting Pronouncements

For a detailed discussion of new accounting pronouncements, see Note 11.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections.  While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed under “Risk Factors” in our latest Form 10-K and herein, as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Copies of our press releases and additional information about us is available at www.norfolksouthern.com, or you can contact Norfolk Southern Corporation Investor Relations by calling 757-629-2861.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2018.  Based on such evaluation, our officers have concluded that, at March 31, 2018, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2017 Form 10-K remain unchanged and are incorporated herein by reference with the exception of the following:

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

Railroads are also subject to the enactment of laws by Congress and regulation by the Department of Transportation and the Department of Homeland Security (which regulate most aspects of our operations) related to safety and security. The Rail Safety Improvement Act of 2008 (RSIA), the Surface Transportation Extension Act of 2015, and the implementing regulations promulgated by the Federal Railroad Association (collectively “the PTC laws and regulations”) require us (and each other Class I railroad) to implement, on certain mainline track where intercity and commuter passenger railroads operate and where toxic inhalation hazardous materials are transported, an interoperable positive train control system (PTC). PTC is a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments, and certain other accidents caused by human error, but PTC will not prevent all types of train accidents or incidents. The PTC laws and regulations require us to install all hardware and to implement the PTC system on some of those rail lines by December 31, 2018, and to implement such system on the remainder of those rail lines by December 31, 2020. In addition, other railroads’ implementation schedules could impose additional interoperability requirements and accelerated timelines on us, which could impact our operations over other railroads if not met.

Full implementation of PTC will result in additional operating costs and capital expenditures, and PTC implementation may result in reduced operational efficiency and service levels, as well as increased compensation and benefits expenses, and increased claims and litigation costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2018	661,196	151.24	661,196	55,809,039
February 1-28, 2018	670,296	142.08	668,527	55,140,512
March 1-31, 2018	757,034	138.77	756,616	54,383,896

Total	2,088,526		2,086,339

(1)	Of this amount, 2,187 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of March 31, 2018, 54.4 million shares remain authorized for repurchase.

Item 6. Exhibits.

3(ii)
The Bylaws of Norfolk Southern Corporation, as amended January 22, 2018, are incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on January 22, 2018. SEC File No. 001-08339.

4.1
Indenture dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. SEC File No. 001-08339.

4.2
First Supplemental Indenture dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. SEC File No. 001-08339.

10.1*,**	Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended March 27, 2018.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

101**
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2018, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2018 and 2017; (iii) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the first three months of 2018 and 2017; and (v) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 25, 2018	/s/ Thomas E. Hurlbut
Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 25, 2018	/s/ John M. Scheib
John M. Scheib Executive Vice President Law and Administration and Chief Legal Officer (Signature)