Form 10-Q
period 2018-06-30
NORFOLK SOUTHERN CORP
filed 2018-07-25
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2018

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock ($1.00 par value per share)	280,029,764 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	($ in millions, except per share amounts)

Railway operating revenues	$2,898	$2,637	$5,615	$5,212

Railway operating expenses:
Compensation and benefits	706	719	1,443	1,478
Purchased services and rents	430	392	831	769
Fuel	272	190	538	403
Depreciation	273	264	545	523
Materials and other	191	200	397	410

Total railway operating expenses	1,872	1,765	3,754	3,583

Income from railway operations	1,026	872	1,861	1,629

Other income – net	29	48	37	88
Interest expense on debt	131	140	267	282

Income before income taxes	924	780	1,631	1,435

Income taxes	214	283	369	505

Net income	$710	$497	$1,262	$930

Per share amounts:
Net income
Basic	$2.52	$1.72	$4.46	$3.20
Diluted	2.50	1.71	4.43	3.18

Dividends	0.72	0.61	1.44	1.22

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	($ in millions)

Net income	$710	$497	$1,262	$930
Other comprehensive income, before tax:
Pension and other postretirement benefit	8	7	1	14
Other comprehensive income (loss) of equity investees	1	1	2	(1)
Other comprehensive income, before tax	9	8	3	13

Income tax expense related to items of
other comprehensive income	(2)	(3)	—	(6)

Other comprehensive income, net of tax	7	5	3	7

Total comprehensive income	$717	$502	$1,265	$937

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$430	$690
Accounts receivable – net	1,035	955
Materials and supplies	260	222
Other current assets	179	282
Total current assets	1,904	2,149

Investments	3,058	2,981
Properties less accumulated depreciation of $12,175 and
$11,909, respectively	30,540	30,330
Other assets	286	251

Total assets	$35,788	$35,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,323	$1,401
Short-term debt	—	100
Income and other taxes	269	211
Other current liabilities	260	233
Current maturities of long-term debt	500	600
Total current liabilities	2,352	2,545

Long-term debt	9,146	9,136
Other liabilities	1,317	1,347
Deferred income taxes	6,414	6,324
Total liabilities	19,229	19,352

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 280,029,764 and 284,157,187 shares,
respectively, net of treasury shares	281	285
Additional paid-in capital	2,263	2,254
Accumulated other comprehensive loss	(441)	(356)
Retained income	14,456	14,176

Total stockholders’ equity	16,559	16,359

Total liabilities and stockholders’ equity	$35,788	$35,711

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2018	2017
	($ in millions)

Cash flows from operating activities:
Net income	$1,262	$930
Reconciliation of net income to net cash provided by operating activities:
Depreciation	546	525
Deferred income taxes	89	114
Gains and losses on properties	(14)	(20)
Changes in assets and liabilities affecting operations:
Accounts receivable	(92)	(12)
Materials and supplies	(38)	(32)
Other current assets	19	48
Current liabilities other than debt	134	93
Other – net	(80)	(70)

Net cash provided by operating activities	1,826	1,576

Cash flows from investing activities:
Property additions	(836)	(883)
Property sales and other transactions	48	60
Investment purchases	(4)	(4)
Investment sales and other transactions	6	3

Net cash used in investing activities	(786)	(824)

Cash flows from financing activities:
Dividends	(408)	(354)
Common stock transactions	15	42
Purchase and retirement of common stock	(700)	(402)
Proceeds from borrowings – net of issuance costs	543	298
Debt repayments	(750)	(650)

Net cash used in financing activities	(1,300)	(1,066)

Net decrease in cash and cash equivalents	(260)	(314)

Cash and cash equivalents:
At beginning of year	690	956

At end of period	$430	$642

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$246	$270
Income taxes (net of refunds)	126	341

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2018, and December 31, 2017, our results of operations and comprehensive income for the second quarters and first six months of 2018 and 2017, and our cash flows for the first six months of 2018 and 2017 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and related amendments which are jointly referred to as Accounting Standards Codification (ASC) Topic 606. This update replaced most existing revenue recognition guidance in GAAP and requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We adopted the provisions of this standard on January 1, 2018, using the modified retrospective method. There was no cumulative effect of initially applying ASC Topic 606, nor is there any material difference in revenue in the second quarter and first six months of 2018 as compared with the GAAP that was in effect prior to January 1, 2018.

The following table disaggregates our revenues by major commodity group:

	Second Quarter	First Six Months
	2018	2018
Merchandise:	($ in millions)
Chemicals	$452	$895
Agr./consumer/gov’t	423	816
Metals/construction	389	727
Automotive	253	496
Paper/clay/forest	201	389
Merchandise	1,718	3,323
Intermodal	714	1,392
Coal	466	900
Total	$2,898	$5,615

A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each major commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of June 30, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2018	December 31, 2017
	($ in millions)
Customer	$773	$703
Non-customer	262	252
Accounts receivable – net	$1,035	$955

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $51 million and $39 million at June 30, 2018 and December 31, 2017, respectively.  We do not have any material contract assets or liabilities.

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

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2018	2017	2018	2017
	($ in millions)
Stock-based compensation expense	$13	$5	$29	$32
Total tax benefit	6	4	20	34

During 2018, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	40,960	$41.70
RSUs	840	147.58	216,720	148.31
PSUs	—	—	91,914	91.55

Beginning in 2018, recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to October 1st will forfeit awards received in the current year.

Stock Options

	Second Quarter		First Six Months
	2018	2017	2018	2017
	($ in millions)
Stock options exercised	215,132	125,593	470,114	1,011,315
Cash received upon exercise	$16	$8	$33	$57
Related tax benefit realized	$3	$3	$7	$19

Restricted Stock Units

RSUs primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock).  Compensation cost for the award is recognized on a straight-line basis over the requisite service period for the entire award.  Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.  No RSUs vested or were paid out during the second quarters of 2018 or 2017.

	First Six Months
	2018	2017
	($ in millions)
RSUs vested	160,200	137,200
Common Stock issued net of tax withholding	99,968	81,318
Related tax benefit realized	$3	$3

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2018 or 2017.

	First Six Months
	2018	2017
	($ in millions)
PSUs earned	154,189	171,080
Common Stock issued net of tax withholding	94,399	99,805
Related tax benefit realized	$3	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2018	2017	2018	2017
	($ in millions, except per share amounts, shares in millions)

Net income	$710	$497	$710	$497
Dividend equivalent payments	(1)	(1)	—	—

Income available to common stockholders	$709	$496	$710	$497

Weighted-average shares outstanding	281.3	289.0	281.3	289.0
Dilutive effect of outstanding options
and share-settled awards			2.4	2.2

Adjusted weighted-average shares outstanding			283.7	291.2

Earnings per share	$2.52	$1.72	$2.50	$1.71

	Basic		Diluted
	First Six Months
	2018	2017	2018	2017
	($ in millions, except per share amounts, shares in millions)

Net income	$1,262	$930	$1,262	$930
Dividend equivalent payments	(2)	(2)	(1)	(1)

Income available to common stockholders	$1,260	$928	$1,261	$929

Weighted-average shares outstanding	282.4	289.6	282.4	289.6
Dilutive effect of outstanding options
and share-settled awards			2.4	2.4

Adjusted weighted-average shares outstanding			284.8	292.0

Earnings per share	$4.46	$3.20	$4.43	$3.18

During the second quarters and first six months of 2018 and 2017, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero and 0.5 million for the first six months ended June 30, 2018 and 2017, respectively.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six Months Ended June 30, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$12	$(385)
Other comprehensive income
(loss) of equity investees	(56)	2	(2)	—	(56)

Accumulated other comprehensive loss	$(356)	$(9)	$(88)	$12	$(441)

Six Months Ended June 30, 2017
Pensions and other
postretirement liabilities	$(414)	$—	$—	$8	$(406)
Other comprehensive loss
of equity investees	(73)	(1)	—	—	(74)

Accumulated other comprehensive loss	$(487)	$(1)	$—	$8	$(480)

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

5.  Stock Repurchase Program

We repurchased and retired 4.8 million and 3.4 million shares of Common Stock under our stock repurchase program in the first six months of 2018 and 2017, respectively, at a cost of $700 million and $402 million, respectively. Since the beginning of 2006, we have repurchased and retired 173.3 million shares at a total cost of $12.0 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.3 billion at both June 30, 2018, and December 31, 2017.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $36 million and $37 million for the second quarters of 2018 and 2017, respectively, and $74 million and $72 million for the first six months of 2018 and 2017, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $18 million and $10 million for the second quarters of 2018 and 2017, respectively, and $34 million and $20 million for the first six months of 2018 and 2017, respectively.

“Other liabilities” includes $280 million at both June 30, 2018, and December 31, 2017, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $67 million and $58 million of expense for the second quarters of 2018 and 2017, respectively, and $133 million and $115 million for the first six months of 2018 and 2017, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $17 million and $10 million for the second quarters of 2018 and 2017, respectively, and $33 million and $18 million for the first six months of 2018 and 2017, respectively.

7.  Debt

In June 2018, we renewed and amended our accounts receivable securitization program from $350 million to $400 million on a 364-day term to run through May 2019.  We had no amounts outstanding under this program at June 30, 2018 and $100 million outstanding at December 31, 2017, reflected as “Short-term debt” on the Consolidated Balance Sheets.

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

Pension and postretirement benefit cost components for the second quarters and first six months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2018	2017	2018	2017
	($ in millions)

Service cost	$10	$10	$2	$2
Interest cost	22	20	4	4
Expected return on plan assets	(45)	(43)	(4)	(4)
Amortization of net losses	14	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net expense (benefit)	$1	$—	$(4)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2018	2017	2018	2017
	($ in millions)

Service cost	$20	$19	$4	$4
Interest cost	42	40	8	8
Expected return on plan assets	(89)	(86)	(8)	(8)
Amortization of net losses	28	26	—	—
Amortization of prior service benefit	—	—	(12)	(12)

Net expense (benefit)	$1	$(1)	$(8)	$(8)

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

The retrospective application resulted in an offsetting increase in “Compensation and benefits” expense and an increase in “Other income – net” on the Consolidated Statements of Income of $16 million and $32 million for the second quarter and first six months of 2017, respectively, with no impact on “Net income.”

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2018, or December 31, 2017. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$21	$38	$26	$43
Long-term debt, including current maturities	(9,646)	(10,894)	(9,736)	(11,771)

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

	Level 1	Level 2	Total
	($ in millions)

June 30, 2018
Long-term investments	$—	$38	$38
Long-term debt, including current maturities	(10,801)	(93)	(10,894)

December 31, 2017
Long-term investments	$4	$39	$43
Long-term debt, including current maturities	(11,676)	(95)	(11,771)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $58 million at both June 30, 2018, and December 31, 2017, (of which $15 million is classified as a current liability at both dates). At June 30, 2018, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 125 known locations and projects compared with 127 locations and projects at December 31, 2017. At June 30, 2018, 17 sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At twelve locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

11. New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.”  This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. When implemented, lessees will be required to measure and record leases at the present value of the remaining lease payments. In March 2018, the FASB approved amendments that permit the use of the effective date as the date of initial application (simplified approach), or a modified retrospective transition approach with application in all comparative periods presented. Although the amendments are not yet codified, we expect to adopt the simplified approach.  We disclosed $660 million in undiscounted operating lease obligations in our lease commitments footnote in our most recent 10-K, and have evaluated those contracts. We continue to evaluate other existing arrangements to determine if they qualify for lease accounting under the new standard. We are in the process of implementing a lease management system to support the new reporting requirements. We do not anticipate a material impact on our results of operations, and we will not adopt the standard early.

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

Record-setting second-quarter results highlight the commitment to our strategic plan. We achieved a record low second-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 64.6%, in addition to an all-time record for income from railway operations and second-quarter records for net income and diluted earnings per share. We remain focused on strategies that deliver financial performance that benefits shareholders and service that benefits customers.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change
Income from railway operations	$1,026	$872	18%	$1,861	$1,629	14%
Net income	$710	$497	43%	$1,262	$930	36%
Diluted earnings per share	$2.50	$1.71	46%	$4.43	$3.18	39%
Railway operating ratio (percent)	64.6	66.9	(3%)	66.9	68.7	(3%)

Growth in income from railway operations in both periods was a result of increased railway operating revenues. Traffic volume was up 6% in the second quarter and 4% for the first six months. Average revenue per unit growth was driven by pricing gains and higher fuel surcharge revenues, partially offset by mix-related impacts due to increased intermodal volume. The increase in revenues was offset in part by increased railway operating expenses, driven by higher fuel prices, higher incentive compensation, and increased costs associated with overall lower network velocity, partially offset by refund claims for prior years’ employment taxes paid on equity awards. Net income and diluted earnings per share also benefited from a lower effective tax rate, primarily due to the enactment of tax reform in late 2017.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2018	2017	% change	2018	2017	% change
Merchandise:
Chemicals	$452	$406	11%	$895	$833	7%
Agr./consumer/gov’t	423	384	10%	816	768	6%
Metals/construction	389	371	5%	727	711	2%
Automotive	253	249	2%	496	495	—
Paper/clay/forest	201	187	7%	389	374	4%
Merchandise	1,718	1,597	8%	3,323	3,181	4%
Intermodal	714	593	20%	1,392	1,164	20%
Coal	466	447	4%	900	867	4%
Total	$2,898	$2,637	10%	$5,615	$5,212	8%

Units
Merchandise:
Chemicals	127.1	114.8	11%	247.9	233.4	6%
Agr./consumer/gov’t	158.3	145.7	9%	306.6	295.2	4%
Metals/construction	193.7	193.4	—	358.3	361.8	(1%)
Automotive	104.7	111.4	(6%)	207.5	221.9	(6%)
Paper/clay/forest	71.7	70.3	2%	141.3	140.9	—
Merchandise	655.5	635.6	3%	1,261.6	1,253.2	1%
Intermodal	1,091.8	1,009.1	8%	2,141.0	1,978.5	8%
Coal	273.6	266.1	3%	522.7	525.7	(1%)
Total	2,020.9	1,910.8	6%	3,925.3	3,757.4	4%

Revenue per Unit
Merchandise:
Chemicals	$3,557	$3,536	1%	$3,609	$3,568	1%
Agr./consumer/gov’t	2,675	2,637	1%	2,663	2,602	2%
Metals/construction	2,008	1,919	5%	2,029	1,966	3%
Automotive	2,421	2,244	8%	2,392	2,232	7%
Paper/clay/forest	2,795	2,653	5%	2,750	2,652	4%
Merchandise	2,621	2,514	4%	2,634	2,538	4%
Intermodal	654	587	11%	650	588	11%
Coal	1,704	1,679	1%	1,723	1,649	4%
Total	1,434	1,380	4%	1,430	1,387	3%

Railway operating revenues increased $261 million in the second quarter and $403 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Increase			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$50	$49	$13	$21	$96	$(5)
Fuel surcharge
revenue	25	45	2	43	76	4
Rate, mix and
other	46	27	4	78	56	34

Total	$121	$121	$19	$142	$228	$33

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with almost 75% tied to OHD. In the second quarter and first six months of 2018, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue, as price levels were below most of our surcharge trigger points in contracts tied to WTI. Revenues associated with these surcharges totaled $157 million and $85 million in the second quarters of 2018 and 2017, respectively, and $288 million and $165 million for the first six months of 2018 and 2017, respectively.

Merchandise

Merchandise revenue grew in both periods. Second quarter volume increased in all commodity groups with the exception of automotive. Growth in average revenue per unit for both periods was driven by pricing gains and increased fuel surcharge revenue.

Chemicals volume grew significantly, driven by increased shipments of crude oil, liquefied petroleum gas, and plastics. Lower shipments of coal ash, particularly in the first quarter, tempered volume growth in the first six months.

Agriculture, consumer products, and government volume rose in both periods as increases in ethanol and fertilizer shipments were partially offset by fewer corn shipments.

Metals and construction volume was relatively flat in the second quarter, but down slightly in the first six months reflecting lower aggregates volume as well as decreases in iron, steel and aluminum products traffic. These decreases were partially offset by increased frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions.

Automotive volume fell in both periods, driven by shortages in availability of multilevel equipment, automotive parts supplier production interruptions, and scheduled automotive plant downtime.

Paper, clay, and forest products volume increased in the second quarter and was relatively flat for the first six months. Increases in pulpboard and municipal waste shipments, a result of tightened truck capacity and growth with existing customers, respectively, were partially offset by decreases in woodchip volumes due to customer sourcing changes and lower graphic paper traffic volume.

Merchandise revenues for the remainder of the year are expected to continue to increase year over year, reflecting higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenues as well as higher volumes.

Intermodal

Intermodal revenues increased in both periods driven by higher average revenue per unit, a result of increased fuel surcharge revenues and pricing gains, and volume growth.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change

Domestic	706.5	627.1	13%	1,378.2	1,228.0	12%
International	385.3	382.0	1%	762.8	750.5	2%

Total	1,091.8	1,009.1	8%	2,141.0	1,978.5	8%

Domestic volumes rose in both periods as a result of continued highway conversions due to tighter capacity in the truck market, higher truckload pricing, and growth in existing accounts. International volume rose due to increased demand from existing accounts.

Intermodal revenues for the remainder of the year are expected to continue to increase compared to last year, driven by greater volume in addition to higher average revenue per unit due to increased fuel surcharge revenues and pricing gains.

Coal

Coal revenues rose in both periods. The second quarter increase was the result of traffic increases and higher average revenue per unit, reflecting pricing gains, offset in part by negative mix. For the first six months, higher average revenue per unit, largely due to pricing gains, was partially offset by decreased volumes.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change

Utility	16,695	17,587	(5%)	32,560	35,189	(7%)
Export	7,916	6,566	21%	15,154	12,909	17%
Domestic metallurgical	4,251	3,982	7%	7,398	7,349	1%
Industrial	1,457	1,331	9%	2,717	2,802	(3%)

Total	30,319	29,466	3%	57,829	58,249	(1%)

Utility coal tonnage declined in both periods, driven by lower network velocity and weakened demand due to sustained low natural gas prices and, for the first six months, inclement weather in the first quarter. Export coal tonnage grew considerably over both prior periods, a result of strong seaborne pricing and higher demand for U.S. coal. Domestic metallurgical coal tonnage rose in both periods due to increased market demand; however, volume for the first six months was tempered by customer sourcing changes. Industrial coal tonnage rose in the second quarter, but declined in the first six months. The second quarter increase was driven by heightened customer demand, but could not offset the overall decline in the first six months driven by customer sourcing changes and pressure from natural gas conversions.

Coal revenues for the remainder of the year are expected to continue to increase compared to last year, a result of increased volumes, primarily in the export market, and higher average revenue per unit largely due to favorable mix and pricing gains.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change

Compensation and benefits	$706	$719	(2%)	$1,443	$1,478	(2%)
Purchased services and rents	430	392	10%	831	769	8%
Fuel	272	190	43%	538	403	33%
Depreciation	273	264	3%	545	523	4%
Materials and other	191	200	(5%)	397	410	(3%)

Total	$1,872	$1,765	6%	$3,754	$3,583	5%

Compensation and benefits expense decreased in both periods, as follows:

•	employment tax refund ($31 million benefit for both the quarter and first six months),

•	employment levels (down $17 million for the quarter and $41 million for the first six months),

•	health and welfare benefit rates for agreement employees (down $9 million for the quarter and $17 million for the first six months),

•	overtime and recrews (up $13 million for the quarter and $32 million for the first six months), and

•	incentive and stock-based compensation (up $34 million for the quarter and $26 million for the first six months).

Average rail headcount for the quarter was down by about 550 compared with the second quarter 2017, and up about 100 sequentially as we have increased our train and engine employee hiring while decreasing headcount in other areas. We expect average headcount to continue to trend sequentially up slightly in the last half of the year.

Purchased services and rents increased as follows ($ in millions):

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change

Purchased services	$342	$318	8%	$660	$622	6%
Equipment rents	88	74	19%	171	147	16%

Total	$430	$392	10%	$831	$769	8%

The increase in purchased services in both periods was largely the result of higher intermodal volume-related costs, more track and bridge repairs, and increased transportation costs for train and engine employees. Equipment rents rose in both periods, the result of higher volume-related costs and lower network velocity.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due primarily to higher locomotive fuel prices (up 38% in the second quarter and 29% in the first six months) which increased expenses $71 million and $114 million, respectively, as well as increased consumption (up 5% in the second quarter and 3% in the first six months).

Materials and other expenses declined as follows ($ in millions):

	Second Quarter			First Six Months
	2018	2017	% change	2018	2017	% change

Materials	$92	$87	6%	$182	$179	2%
Casualties and other claims	38	35	9%	85	75	13%
Other	61	78	(22%)	130	156	(17%)

Total	$191	$200	(5%)	$397	$410	(3%)

Materials costs increased in both periods, due primarily to locomotive repairs. Casualties and other claims expenses increased in the second quarter, largely due to higher environmental remediation costs. For the first six months, the increase was primarily the result of higher damages related to derailments. Other expense decreased in both periods, reflecting the inclusion of $20 million and $38 million for the second quarter and first six months, respectively, of net rental income from operating property previously included in “Other income – net.”

Other Income – Net

Other income – net decreased $19 million in the second quarter and $51 million for the first six months. The decline in both periods was driven by the absence of net rental income as discussed above. The first six months were additionally impacted by lower returns on corporate-owned life insurance during the first quarter.

Income Taxes

The second-quarter and year-to-date effective income tax rates were 23.2% and 22.6%, respectively, compared with 36.3% and 35.2% for the same periods last year, respectively. The declines resulted from the effects of the enactment of tax reform in late 2017 that lowered the federal corporate income tax rate.  The current year-to-date effective tax rate also benefited from certain 2017 tax credits that were retroactively enacted by the Bipartisan Budget Act of 2018, which was signed into law in early 2018.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.8 billion for the first six months of 2018, compared with $1.6 billion for the same period of 2017, primarily a reflection of improved operating results. We had working capital deficits of $448 million at June 30, 2018, compared with $396 million at December 31, 2017. Cash and cash equivalents totaled $430 million at June 30, 2018. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

During the first quarter of 2018, we issued $500 million of 4.15% senior notes due 2048. Other than this item, there have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2017.

Cash used in investing activities was $786 million for the first six months of 2018, compared with $824 million in the same period last year, reflecting lower property additions.

Cash used in financing activities was $1.3 billion in the first six months of 2018, compared with $1.1 billion in the same period last year, largely the result of higher repurchases of Common Stock, debt repayments, and dividend payments partially offset by increased proceeds from borrowings. We repurchased 4.8 million shares of Common Stock, totaling $700 million, in the first six months of 2018, compared to 3.4 million shares, totaling $402 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total debt-to-total capitalization ratio was 36.8% at June 30, 2018, and 37.5% at December 31, 2017.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both June 30, 2018, and December 31, 2017, and are in compliance with all of its covenants. In June 2018, we renewed and amended our accounts receivable securitization program from $350 million to $400 million on a 364-day term expiring in May 2019. We had no amounts outstanding under this program at June 30, 2018 and $100 million outstanding at December 31, 2017.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies disclosure contained in our Form 10-K at December 31, 2017.

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

Beginning in late 2014, the NCCC and 12 rail unions exchanged new proposals to begin the current round of national negotiations.  The NCCC has now reached agreements with all but one of those unions. The agreements that we have reached are final and cover 95% of our unionized employees. The NCCC and the International Association of Machinists and Aerospace Workers (IAM) remain in mediation under the auspices of the National Mediation Board. In accordance with the Railway Labor Act, current agreements will remain in effect during the statutory bargaining process.  All of the newly negotiated agreements have moratorium  provisions that will reopen the agreements for negotiation beginning January 1, 2020.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2018.  Based on such evaluation, our officers have concluded that, at June 30, 2018, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2018, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

April 1-30, 2018	750,953	136.16	747,376	53,636,520
May 1-31, 2018	1,021,696	149.62	1,019,707	52,616,813
June 1-30, 2018	954,605	152.60	954,513	51,662,300

Total	2,727,254		2,721,596

(1)	Of this amount, 5,658 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of June 30, 2018, 51.7 million shares remain authorized for repurchase.

Item 6. Exhibits.

10.1
Amendment No. 13 to Transfer and Administration Agreement dated as of June 1, 2018, renewing the Registrant’s receivables securitization facility. The Amendment is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed June 4, 2018.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2018, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2018 and 2017; (iii) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the first six months of 2018 and 2017; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 25, 2018	/s/ Thomas E. Hurlbut
Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 25, 2018	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)