Form 10-Q
period 2018-09-30
NORFOLK SOUTHERN CORP
filed 2018-10-24
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2018

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock ($1.00 par value per share)	272,346,940 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	($ in millions, except per share amounts)

Railway operating revenues	$2,947	$2,670	$8,562	$7,882

Railway operating expenses:
Compensation and benefits	725	771	2,168	2,249
Purchased services and rents	450	377	1,281	1,146
Fuel	274	198	812	601
Depreciation	276	265	821	788
Materials and other	202	164	599	574

Total railway operating expenses	1,927	1,775	5,681	5,358

Income from railway operations	1,020	895	2,881	2,524

Other income – net	30	39	67	127
Interest expense on debt	142	134	409	416

Income before income taxes	908	800	2,539	2,235

Income taxes	206	294	575	799

Net income	$702	$506	$1,964	$1,436

Per share amounts:
Net income
Basic	$2.54	$1.76	$7.00	$4.96
Diluted	2.52	1.75	6.95	4.93

Dividends	0.80	0.61	2.24	1.83

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	($ in millions)

Net income	$702	$506	$1,964	$1,436
Other comprehensive income, before tax:
Pension and other postretirement benefit	8	7	9	21
Other comprehensive income (loss) of equity investees	—	—	2	(1)
Other comprehensive income, before tax	8	7	11	20

Income tax expense related to items of
other comprehensive income	(2)	(2)	(2)	(8)

Other comprehensive income, net of tax	6	5	9	12

Total comprehensive income	$708	$511	$1,973	$1,448

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$729	$690
Accounts receivable – net	1,043	955
Materials and supplies	267	222
Other current assets	70	282
Total current assets	2,109	2,149

Investments	3,109	2,981
Properties less accumulated depreciation of $12,276 and
$11,909, respectively	30,712	30,330
Other assets	392	251

Total assets	$36,322	$35,711

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,394	$1,401
Short-term debt	—	100
Income and other taxes	230	211
Other current liabilities	317	233
Current maturities of long-term debt	500	600
Total current liabilities	2,441	2,545

Long-term debt	10,635	9,136
Other liabilities	1,302	1,347
Deferred income taxes	6,464	6,324
Total liabilities	20,842	19,352

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 272,346,940 and 284,157,187 shares,
respectively, net of treasury shares	274	285
Additional paid-in capital	1,996	2,254
Accumulated other comprehensive loss	(435)	(356)
Retained income	13,645	14,176

Total stockholders’ equity	15,480	16,359

Total liabilities and stockholders’ equity	$36,322	$35,711

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2018	2017
	($ in millions)

Cash flows from operating activities:
Net income	$1,964	$1,436
Reconciliation of net income to net cash provided by operating activities:
Depreciation	822	791
Deferred income taxes	138	219
Gains and losses on properties	(26)	(62)
Changes in assets and liabilities affecting operations:
Accounts receivable	(102)	(59)
Materials and supplies	(45)	12
Other current assets	45	68
Current liabilities other than debt	173	165
Other – net	(85)	(105)

Net cash provided by operating activities	2,884	2,465

Cash flows from investing activities:
Property additions	(1,326)	(1,315)
Property sales and other transactions	93	137
Investment purchases	(4)	(4)
Investment sales and other transactions	96	8

Net cash used in investing activities	(1,141)	(1,174)

Cash flows from financing activities:
Dividends	(627)	(529)
Common stock transactions	38	75
Purchase and retirement of common stock	(2,300)	(712)
Proceeds from borrowings – net of issuance costs	2,023	293
Debt repayments	(750)	(650)

Net cash used in financing activities	(1,616)	(1,523)

Net increase (decrease) in cash, cash equivalents,
and restricted cash	127	(232)

Cash, cash equivalents, and restricted cash:
At beginning of year	690	956

At end of period	$817	$724

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$327	$345
Income taxes (net of refunds)	314	594

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2018, and December 31, 2017, our results of operations and comprehensive income for the third quarters and first nine months of 2018 and 2017, and our cash flows for the first nine months of 2018 and 2017 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and related amendments which are jointly referred to as Accounting Standards Codification (ASC) Topic 606. This update replaced most existing revenue recognition guidance in GAAP and requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We adopted the provisions of this standard on January 1, 2018, using the modified retrospective method. There was no cumulative effect of initially applying ASC Topic 606, nor is there any material difference in revenue in the third quarter and first nine months of 2018 as compared with the GAAP that was in effect prior to January 1, 2018.

The following table disaggregates our revenues by major commodity group:

	Third Quarter	First Nine Months
	2018	2018
Merchandise:	($ in millions)
Chemicals	$468	$1,363
Agriculture/consumer/government	428	1,244
Metals/construction	383	1,110
Automotive	245	741
Paper/clay/forest	213	602
Merchandise	1,737	5,060
Intermodal	746	2,138
Coal	464	1,364
Total	$2,947	$8,562

A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each major commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of September 30, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2018	December 31, 2017
	($ in millions)
Customer	$781	$703
Non-customer	262	252
Accounts receivable – net	$1,043	$955

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $53 million and $39 million at September 30, 2018 and December 31, 2017, respectively.  We do not have any material contract assets or liabilities.

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

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	($ in millions)
Stock-based compensation expense	$12	$7	$41	$39
Total tax benefit	9	13	29	47

During 2018, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	40,960	$41.70
RSUs	570	172.19	217,290	148.37
PSUs	400	103.36	92,314	91.60

Beginning in 2018, recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to October 1st will forfeit awards received in the current year.

Stock Options

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	($ in millions)
Stock options exercised	327,275	527,543	797,389	1,538,858
Cash received upon exercise	$23	$33	$56	$90
Related tax benefit realized	$7	$10	$14	$29

Restricted Stock Units

RSUs primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock).  Compensation cost for the award is recognized on a straight-line basis over the requisite service period for the entire award.  Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.  No RSUs vested or were paid out during the second or third quarters of 2018 or 2017.

	First Nine Months
	2018	2017
	($ in millions)
RSUs vested	160,200	137,200
Common Stock issued net of tax withholding	99,968	81,318
Related tax benefit realized	$3	$3

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second or third quarters of 2018 or 2017.

	First Nine Months
	2018	2017
	($ in millions)
PSUs earned	154,189	171,080
Common Stock issued net of tax withholding	94,399	99,805
Related tax benefit realized	$3	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2018	2017	2018	2017
	($ in millions, except per share amounts, shares in millions)

Net income	$702	$506	$702	$506
Dividend equivalent payments	(2)	(1)	—	—

Income available to common stockholders	$700	$505	$702	$506

Weighted-average shares outstanding	275.5	287.1	275.5	287.1
Dilutive effect of outstanding options
and share-settled awards			2.7	2.4

Adjusted weighted-average shares outstanding			278.2	289.5

Earnings per share	$2.54	$1.76	$2.52	$1.75

	Basic		Diluted
	First Nine Months
	2018	2017	2018	2017
	($ in millions, except per share amounts, shares in millions)

Net income	$1,964	$1,436	$1,964	$1,436
Dividend equivalent payments	(4)	(3)	(1)	(1)

Income available to common stockholders	$1,960	$1,433	$1,963	$1,435

Weighted-average shares outstanding	280.1	288.8	280.1	288.8
Dilutive effect of outstanding options
and share-settled awards			2.5	2.4

Adjusted weighted-average shares outstanding			282.6	291.2

Earnings per share	$7.00	$4.96	$6.95	$4.93

During the third quarters and first nine months of 2018 and 2017, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero and 0.3 million for the first nine months ended September 30, 2018 and 2017, respectively.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine Months Ended September 30, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$18	$(379)
Other comprehensive income
(loss) of equity investees	(56)	2	(2)	—	(56)

Accumulated other
comprehensive loss	$(356)	$(9)	$(88)	$18	$(435)

Nine Months Ended September 30, 2017
Pensions and other
postretirement liabilities	$(414)	$—	$—	$13	$(401)
Other comprehensive loss
of equity investees	(73)	(1)	—	—	(74)

Accumulated other
comprehensive loss	$(487)	$(1)	$—	$13	$(475)

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

5.  Stock Repurchase Programs

We repurchased and retired 12.8 million shares (5.7 million shares under an accelerated stock repurchase program (ASR) and 7.1 million shares under our ongoing program) and 6.0 million shares of Common Stock under our stock repurchase programs in the first nine months of 2018 and 2017, respectively, at a cost of $2.1 billion and $712 million, respectively. We entered into an ASR on August 2, 2018 with two third-party financial institutions to repurchase Common Stock, at which time we made a payment of $1.2 billion to the financial institutions and received an initial delivery of 5.7 million shares valued at $960 million. The remaining balance of $240 million, included in “Additional paid-in capital” on the Consolidated Balance Sheets, will be settled no later than the end of January 2019, with the final number of shares to be delivered by the financial institutions equal to the volume-weighted average price per share of Common Stock over the ASR term, less a negotiated discount.

Since the beginning of 2006, we have repurchased and retired 181.3 million shares at a total cost of $13.4 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.3 billion at both September 30, 2018, and December 31, 2017.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $38 million and $34 million for the third quarters of 2018 and 2017, respectively, and $112 million and $106 million for the first nine months of 2018 and 2017, respectively.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $12 million and $10 million for the third quarters of 2018 and 2017, respectively, and $46 million and $30 million for the first nine months of 2018 and 2017, respectively.

“Other liabilities” includes $280 million at both September 30, 2018, and December 31, 2017, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $43 million and $58 million of expense for the third quarters of 2018 and 2017, respectively, and $176 million and $173 million for the first nine months of 2018 and 2017, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $16 million and $14 million for the third quarters of 2018 and 2017, respectively, and $49 million and $32 million for the first nine months of 2018 and 2017, respectively.

7.  Debt

During the third quarter of 2018, we issued $300 million of 3.65% senior notes due 2025, $400 million of 3.80% senior notes due 2028, $200 million of 4.15% senior notes due 2048, and $600 million of 5.10% senior notes due 2118.

In June of 2018, we renewed and amended our accounts receivable securitization program from $350 million to $400 million on a 364-day term to run through May 2019.  We had no amounts outstanding under this program at September 30, 2018 and $100 million outstanding at December 31, 2017, reflected as “Short-term debt” on the Consolidated Balance Sheets.

During the first quarter of 2018, we issued $500 million of 4.15% senior notes due 2048.

The “Cash, cash equivalents, and restricted cash” line item in the Consolidated Statements of Cash Flows includes restricted cash of $88 million at September 30, 2018 which reflects deposits held by a third party bond agent as collateral for certain debt obligations maturing in 2019. The restricted cash balance is included as part of “Other assets” on the Consolidated Balance Sheets.

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

Pension and postretirement benefit cost components for the third quarters and first nine months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2018	2017	2018	2017
	($ in millions)

Service cost	$9	$9	$2	$2
Interest cost	21	20	4	4
Expected return on plan assets	(44)	(43)	(4)	(4)
Amortization of net losses	14	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$—	$(1)	$(4)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2018	2017	2018	2017
	($ in millions)

Service cost	$29	$28	$6	$6
Interest cost	63	60	12	12
Expected return on plan assets	(133)	(129)	(12)	(12)
Amortization of net losses	42	39	—	—
Amortization of prior service benefit	—	—	(18)	(18)

Net expense (benefit)	$1	$(2)	$(12)	$(12)

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

The retrospective application resulted in an offsetting increase in “Compensation and benefits” expense and an increase in “Other income – net” on the Consolidated Statements of Income of $16 million and $48 million for the third quarter and first nine months of 2017, respectively, with no impact on “Net income.”

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. Other than these assets and liabilities that approximate fair value, there are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2018, or December 31, 2017. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method, consisted of the following:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term investments	$21	$39	$26	$43
Long-term debt, including current maturities	(11,135)	(12,397)	(9,736)	(11,771)

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

	Level 1	Level 2	Total
	($ in millions)

September 30, 2018
Long-term investments	$—	$39	$39
Long-term debt, including current maturities	(12,304)	(93)	(12,397)

December 31, 2017
Long-term investments	$4	$39	$43
Long-term debt, including current maturities	(11,676)	(95)	(11,771)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $59 million and $58 million at September 30, 2018 and December 31, 2017, respectively of which $15 million is classified as a current liability at both dates. At September 30, 2018, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 120 known locations and projects compared with 127 locations and projects at December 31, 2017. At September 30, 2018, 15 sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

11. New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.”  This update, effective for our annual and interim reporting periods beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. When implemented, lessees will be required to measure and record leases at the present value of the remaining lease payments.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which created a new, optional transition method for implementing ASU 2016-02. We expect to use this new transition method, which permits the use of the effective date as the date of initial application. We disclosed $660 million in undiscounted operating lease obligations in our lease commitments footnote in our most recent 10-K, and have evaluated those contracts. We continue to evaluate other existing arrangements to determine if they qualify for lease accounting under the new standard. We are in the process of implementing a lease management system to support the new reporting requirements. We do not anticipate a material impact on our results of operations, and we will not adopt the standard early.

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

We achieved a record low third-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 65.4%, in addition to third-quarter records for income from railway operations, net income, and diluted earnings per share. These record results were driven by strong revenue growth and demonstrate continued progress on our long-range objectives.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change
Income from railway operations	$1,020	$895	14%	$2,881	$2,524	14%
Net income	$702	$506	39%	$1,964	$1,436	37%
Diluted earnings per share	$2.52	$1.75	44%	$6.95	$4.93	41%
Railway operating ratio (percent)	65.4	66.5	(2%)	66.4	68.0	(2%)

Income from railway operations rose in both periods as a result of increased railway operating revenues that more than offset higher expenses. Average revenue per unit grew due to higher fuel surcharge revenues and pricing gains, partially offset by the mix-related impacts of increased intermodal volume and decreased coal volume. Volumes rose 5% in both the third quarter and first nine months. Railway operating expense increases included higher fuel prices as well as volume-related increases and costs associated with overall lower network velocity in both periods. Net income and diluted earnings per share also benefited from a lower effective tax rate, primarily due to the enactment of tax reform in late 2017.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2018	2017	% change	2018	2017	% change
Merchandise:
Chemicals	$468	$418	12%	$1,363	$1,251	9%
Agr./consumer/gov’t	428	388	10%	1,244	1,156	8%
Metals/construction	383	378	1%	1,110	1,089	2%
Automotive	245	218	12%	741	713	4%
Paper/clay/forest	213	198	8%	602	572	5%
Merchandise	1,737	1,600	9%	5,060	4,781	6%
Intermodal	746	621	20%	2,138	1,785	20%
Coal	464	449	3%	1,364	1,316	4%
Total	$2,947	$2,670	10%	$8,562	$7,882	9%

Units
Merchandise:
Chemicals	127.9	115.2	11%	375.8	348.6	8%
Agr./consumer/gov’t	155.3	147.8	5%	461.9	443.0	4%
Metals/construction	189.7	194.2	(2%)	548.0	556.0	(1%)
Automotive	98.4	96.6	2%	305.9	318.5	(4%)
Paper/clay/forest	74.5	73.4	1%	215.8	214.3	1%
Merchandise	645.8	627.2	3%	1,907.4	1,880.4	1%
Intermodal	1,116.2	1,035.2	8%	3,257.2	3,013.7	8%
Coal	255.8	266.6	(4%)	778.5	792.3	(2%)
Total	2,017.8	1,929.0	5%	5,943.1	5,686.4	5%

Revenue per Unit
Merchandise:
Chemicals	$3,661	$3,624	1%	$3,626	$3,586	1%
Agr./consumer/gov’t	2,756	2,626	5%	2,694	2,610	3%
Metals/construction	2,018	1,945	4%	2,025	1,959	3%
Automotive	2,486	2,256	10%	2,422	2,239	8%
Paper/clay/forest	2,867	2,699	6%	2,791	2,668	5%
Merchandise	2,690	2,550	5%	2,653	2,542	4%
Intermodal	669	600	12%	656	592	11%
Coal	1,812	1,687	7%	1,752	1,662	5%
Total	1,461	1,384	6%	1,441	1,386	4%

Railway operating revenues increased $277 million in the third quarter and $680 million for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$47	$49	$(18)	$68	$144	$(23)
Fuel surcharge
revenue	41	49	8	84	125	12
Rate, mix and
other	49	27	25	127	84	59

Total	$137	$125	$15	$279	$353	$48

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with almost 75% tied to OHD. In the third quarter and first nine months of 2018, contracts tied to OHD accounted for about 90% of our fuel surcharge revenue. Revenues associated with these surcharges totaled $182 million and $84 million in the third quarters of 2018 and 2017, respectively, and $470 million and $249 million for the first nine months of 2018 and 2017, respectively.

Merchandise

Merchandise revenue grew in both periods. Higher average revenue per unit in both periods was driven by pricing gains and increased fuel surcharge revenue, and volume increased in all commodity groups with the exception of metals and construction and, for the year-to-date, automotive.

Chemicals volume grew significantly in both periods, driven by increased shipments of crude oil, rock salt, liquefied petroleum gas, and plastics. Lower shipments of coal ash in the first half of the year tempered volume growth for the first nine months.

Agriculture, consumer products, and government volume rose in both periods as increases in ethanol and fertilizer shipments more than offset declines in corn and soybean shipments.

Metals and construction traffic was down in both periods, the result of lower aggregates volume as well as decreases in iron and steel, scrap metal, and aluminum products traffic. Increased frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions partially offset these decreases in the first nine months.

Automotive volume rose in the third quarter, but declined for the first nine months. The quarter’s growth was the result of increased equipment availability and shifts in shipment timing. The first nine months were negatively impacted by shortages in availability of multilevel equipment, automotive parts supplier production interruptions, and scheduled automotive plant downtime.

Paper, clay, and forest products volume increased slightly in both periods. Gains in pulpboard and municipal waste shipments, a result of tightened truck capacity and growth with existing customers, respectively, were partially offset by decreases in pulp, woodchip and graphic paper traffic.

Merchandise revenues for the fourth quarter are expected to continue to be higher year-over-year, reflecting higher average revenue per unit, driven by pricing gains and fuel surcharge revenues as well as higher volumes.

Intermodal

Intermodal revenues increased 20% in both periods driven by higher average revenue per unit, a result of increased fuel surcharge revenues and pricing gains, as well as strong volume growth.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change

Domestic	704.0	662.6	6%	2,082.2	1,890.6	10%
International	412.2	372.6	11%	1,175.0	1,123.1	5%

Total	1,116.2	1,035.2	8%	3,257.2	3,013.7	8%

Domestic volumes rose in both periods as a result of continued highway conversions due to tighter capacity in the truck market, higher truckload pricing, and growth in existing accounts. International volumes rose due to increased demand from existing accounts.

Intermodal revenues for the fourth quarter are expected to continue to increase compared to last year, driven by volume growth in addition to higher average revenue per unit due to increased fuel surcharge revenues and pricing gains.

Coal

Coal revenues rose in both periods, as higher average revenue per unit, primarily the result of pricing gains, was partially offset by volume decreases.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change

Utility	16,213	17,410	(7%)	48,773	52,599	(7%)
Export	6,621	6,280	5%	21,775	19,189	13%
Domestic metallurgical	4,226	4,298	(2%)	11,624	11,647	—
Industrial	1,352	1,457	(7%)	4,069	4,259	(4%)

Total	28,412	29,445	(4%)	86,241	87,694	(2%)

Utility coal tonnage declined in both periods, driven by plant outages, decreased coal supply, lower network velocity and, for the first nine months, inclement weather in the first quarter. Export coal tonnage grew in both periods, a result of strong seaborne pricing that resulted in higher demand for U.S. coal. Domestic metallurgical coal tonnage dropped in the third quarter and was relatively flat for the first nine months due to customer sourcing changes. Increased market demand in the first half of the year tempered the decrease. Industrial coal tonnage decreased in both periods reflecting customer sourcing changes and pressure from natural gas conversions.

Coal revenues for the fourth quarter are expected to continue to increase compared to last year, a result of increased volumes, primarily in the export and utility markets, and higher average revenue per unit largely due to favorable mix and pricing gains.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change

Compensation and benefits	$725	$771	(6%)	$2,168	$2,249	(4%)
Purchased services and rents	450	377	19%	1,281	1,146	12%
Fuel	274	198	38%	812	601	35%
Depreciation	276	265	4%	821	788	4%
Materials and other	202	164	23%	599	574	4%

Total	$1,927	$1,775	9%	$5,681	$5,358	6%

Compensation and benefits expense decreased in both periods, as follows:

•	incentive and stock-based compensation (down $45 million for the quarter and $19 million for the first nine months),

•	employment levels (down $10 million for the quarter and $51 million for the first nine months),

•	health and welfare benefit rates for agreement employees (down $8 million for the quarter and $25 million for the first nine months),

•	employment tax refund ($31 million benefit for the first nine months), and

•	overtime and recrews (up $15 million for the quarter and $47 million for the first nine months).

Average rail headcount for the quarter was down by about 320 compared with the third quarter 2017, and down almost 100 sequentially, as we have increased our train and engine employee hiring while decreasing headcount in other areas.

Purchased services and rents increased as follows ($ in millions):

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change

Purchased services	$347	$309	12%	$1,007	$931	8%
Equipment rents	103	68	51%	274	215	27%

Total	$450	$377	19%	$1,281	$1,146	12%

The increase in purchased services in both periods was largely the result of higher intermodal volume-related costs, additional transportation and engineering activities as well as higher technology costs. Equipment rents rose in both periods, reflecting slower network velocity, the cost of additional short-term locomotive resources as well as growth in volume. We expect about half of these additional third quarter equipment rent cost increases to not occur in the fourth quarter.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due primarily to higher locomotive fuel prices (up 33% in the third quarter and 30% in the first nine months) which increased expenses $65 million and $179 million, respectively, as well as increased consumption (up 4% in the third quarter and 3% in the first nine months).

Materials and other expenses increased as follows ($ in millions):

	Third Quarter			First Nine Months
	2018	2017	% change	2018	2017	% change

Materials	$95	$85	12%	$277	$264	5%
Casualties and other claims	46	39	18%	131	114	15%
Other	61	40	53%	191	196	(3%)

Total	$202	$164	23%	$599	$574	4%

Materials costs increased in both periods, due primarily to higher locomotive repair costs. Casualties and other claims expenses increased in both periods, largely a result of higher derailment-related costs. Other expense increased in the third quarter, but declined for the first nine months.  Both periods reflected the inclusion of net rental income from operating property previously included in “Other income - net” of $20 million and $58 million, respectively.  However, gains from sales of operating property were approximately $36 million higher for both periods of the prior year.

Other Income – Net

Other income – net decreased $9 million in the third quarter and $60 million for the first nine months. The decline in both periods was driven by the absence of net rental income as discussed above. An increase in non-operating property sales in the third quarter of 2018 mitigated the absence of net rental income.

Income Taxes

The third-quarter and year-to-date effective income tax rates were 22.7% and 22.6%, respectively, compared with 36.8% and 35.7% for the same periods last year, respectively. The declines resulted from the effects of the enactment of tax reform in late 2017 that lowered the federal corporate income tax rate.  The current year-to-date effective tax rate also benefited from certain 2017 tax credits that were retroactively enacted by the Bipartisan Budget Act of 2018, which was signed into law in early 2018.
FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.9 billion for the first nine months of 2018, compared with $2.5 billion for the same period of 2017, primarily a reflection of improved operating results. We had working capital deficits of $332 million at September 30, 2018, compared with $396 million at December 31, 2017. Cash and cash equivalents totaled $729 million at September 30, 2018. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

In August of 2018, we issued $300 million of 3.65% senior notes due 2025, $400 million of 3.80% senior notes due 2028, $200 million of 4.15% senior notes due 2048, and $600 million of 5.10% senior notes due 2118. In February of 2018, we issued $500 million of 4.15% senior notes due 2048 (see Note 7). Other than these items, there have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2017.

Cash used in investing activities was $1.1 billion for the first nine months of 2018, compared with $1.2 billion in the same period last year, reflecting higher investment sales.

Cash used in financing activities was $1.6 billion in the first nine months of 2018, compared with $1.5 billion in the same period last year, largely the result of higher repurchases of Common Stock, debt repayments, and dividend payments partially offset by increased proceeds from borrowings. We repurchased 12.8 million shares of Common Stock, (including shares retired under the ASR program, see Note 5) totaling $2.1 billion, in the first nine months of 2018, compared to 6.0 million shares, totaling $712 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 41.8% at September 30, 2018, and 37.5% at December 31, 2017.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both September 30, 2018, and December 31, 2017, and are in compliance with all of its covenants. In June of 2018, we renewed and amended our accounts receivable securitization program from $350 million to $400 million on a 364-day term expiring in May 2019. We had no amounts outstanding under this program at September 30, 2018, and $100 million outstanding at December 31, 2017.

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

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

The 2015 bargaining round is now complete with finalized agreements in place with all employees.  All of the newly negotiated agreements have moratorium provisions that will reopen the agreements for negotiation beginning January 1, 2020.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2018.  Based on such evaluation, our officers have concluded that, at September 30, 2018, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2018, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2) (3)	Programs (3)

July 1-31, 2018	659,655	157.04	657,377	51,004,923
August 1-31, 2018	6,548,145	169.93	6,544,993	44,459,930
September 1-30, 2018	802,299	180.29	801,933	43,657,997

Total	8,010,099		8,004,303

(1)	Of this amount, 5,796 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)	Total number of shares purchased as part of publicly announced plans or programs includes 5.7 million shares purchased under the ASR (see Note 5).

(3)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of September 30, 2018, 43.7 million shares remain authorized for repurchase.

Item 6. Exhibits.

4.1
Second Supplemental Indenture, dated as of August 2, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 2, 2018. SEC File No. 001-08339.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2018, formatted in Extensible Business Reporting Language (XBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2018 and 2017; (iii) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2018 and 2017; and (v) the Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 24, 2018	/s/ Thomas E. Hurlbut
Thomas E. Hurlbut Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 24, 2018	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)