Form 10-Q
period 2019-03-31
NORFOLK SOUTHERN CORP
filed 2019-04-24
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Stock ($1.00 par value per share)	265,967,039	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2019	2018
	($ in millions, except per share amounts)

Railway operating revenues	$2,840	$2,717

Railway operating expenses:
Compensation and benefits	727	737
Purchased services and rents	424	401
Fuel	250	266
Depreciation	283	272
Materials and other	190	206

Total railway operating expenses	1,874	1,882

Income from railway operations	966	835

Other income – net	44	8
Interest expense on debt	149	136

Income before income taxes	861	707

Income taxes	184	155

Net income	$677	$552

Earnings per share:
Basic	$2.53	$1.94
Diluted	2.51	1.93

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2019	2018
	($ in millions)

Net income	$677	$552
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits (expense)	5	(7)
Other comprehensive income (loss) of equity investees	(1)	1
Other comprehensive income (loss), before tax	4	(6)

Income tax benefit (expense) related to items of
other comprehensive income (loss)	(1)	2

Other comprehensive income (loss), net of tax	3	(4)

Total comprehensive income	$680	$548

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$411	$358
Accounts receivable – net	1,048	1,009
Materials and supplies	228	207
Other current assets	235	288
Total current assets	1,922	1,862

Investments	3,198	3,109
Properties less accumulated depreciation of $12,374
at both periods	31,158	31,091
Other assets	784	177

Total assets	$37,062	$36,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,334	$1,505
Short-term debt	250	—
Income and other taxes	338	255
Other current liabilities	378	246
Current maturities of long-term debt	585	585
Total current liabilities	2,885	2,591

Long-term debt	10,569	10,560
Other liabilities	1,759	1,266
Deferred income taxes	6,518	6,460

Total liabilities	21,731	20,877

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 265,967,039 and 268,098,472 shares,
respectively, net of treasury shares	267	269
Additional paid-in capital	2,213	2,216
Accumulated other comprehensive loss	(560)	(563)
Retained income	13,411	13,440

Total stockholders’ equity	15,331	15,362

Total liabilities and stockholders’ equity	$37,062	$36,239

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2019	2018
	($ in millions)

Cash flows from operating activities:
Net income	$677	$552
Reconciliation of net income to net cash provided by operating activities:
Depreciation	283	272
Deferred income taxes	57	45
Gains and losses on properties	(18)	(8)
Changes in assets and liabilities affecting operations:
Accounts receivable	(39)	(26)
Materials and supplies	(21)	(23)
Other current assets	12	13
Current liabilities other than debt	(27)	12
Other – net	(43)	(21)

Net cash provided by operating activities	881	816

Cash flows from investing activities:
Property additions	(467)	(383)
Property sales and other transactions	152	13
Investment purchases	(2)	(2)
Investment sales and other transactions	(33)	1

Net cash used in investing activities	(350)	(371)

Cash flows from financing activities:
Dividends	(230)	(205)
Common stock transactions	2	(1)
Purchase and retirement of common stock	(500)	(300)
Proceeds from borrowings – net of issuance costs	250	543
Debt repayments	—	(100)

Net cash used in financing activities	(478)	(63)

Net increase in cash, cash equivalents,
and restricted cash	53	382

Cash, cash equivalents, and restricted cash:
At beginning of year	446	690

At end of period	$499	$1,072

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$112	$69
Income taxes (net of refunds)	9	7

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2018	$269	$2,216	$(563)	$13,440	$15,362

Comprehensive income:
Net income				677	677
Other comprehensive income			3		3
Total comprehensive income					680
Dividends on common stock,
$0.86 per share				(230)	(230)
Share repurchases	(3)	(22)		(475)	(500)
Stock-based compensation	1	19		(1)	19

Balance at March 31, 2019	$267	$2,213	$(560)	$13,411	$15,331

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2017	$285	$2,254	$(356)	$14,176	$16,359

Comprehensive income:
Net income				552	552
Other comprehensive loss			(4)		(4)
Total comprehensive income					548
Dividends on common stock,
$0.72 per share				(205)	(205)
Share repurchases	(2)	(16)		(282)	(300)
Stock-based compensation	1	17		(2)	16
Reclassification of stranded
tax effects			(88)	88	—

Balance at March 31, 2018	$284	$2,255	$(448)	$14,327	$16,418

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2019, and December 31, 2018, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2019 and 2018, and our cash flows for the first three months of 2019 and 2018 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2019	2018
Merchandise:	($ in millions)
Chemicals	$452	$454
Agriculture products	385	357
Metals and construction	385	356
Automotive	251	243
Forest and consumer	213	195
Merchandise	1,686	1,605
Intermodal	719	678
Coal	435	434

Total	$2,840	$2,717

At the beginning of 2019, we recategorized certain commodities within Merchandise major commodity groups to better align with how we internally manage these commodities. Prior period amounts have been reclassified to conform to the current presentation with no net impact to overall Merchandise revenue or total railway operating revenues. Specifically, certain commodities were shifted between Chemicals, Agriculture products, Metals and construction, and Forest and consumer.

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of March 31, 2019 or December 31, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2019	December 31, 2018
	($ in millions)
Customer	$793	$740
Non-customer	255	269

Accounts receivable – net	$1,048	$1,009

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $55 million at both March 31, 2019 and December 31, 2018.  We do not have any material contract assets or liabilities.

Certain ancillary services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents approximately 5% and 4% of total “Railway operating revenues” on the Consolidated Statements of Income for the quarters ended March 31, 2019 and 2018, respectively.

2.  Stock-Based Compensation

	First Quarter
	2019	2018
	($ in millions)
Stock-based compensation expense	$16	$16
Total tax benefit	23	14

During the first quarter 2019, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	42,380	$45.61
RSUs	208,320	163.33
PSUs	93,710	97.75

Stock Options

	First Quarter
	2019	2018
	($ in millions)
Stock options exercised	406,371	254,982
Cash received upon exercise	$28	$17
Related tax benefit realized	9	4

Restricted Stock Units

Beginning in 2018, RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). RSUs granted in previous years have a five-year restriction period and will also be settled through the issuance of shares of Common Stock. Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2019	2018
	($ in millions)
RSUs vested	165,549	160,200
Common Stock issued net of tax withholding	118,881	99,968
Related tax benefit realized	$2	$3

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

	First Quarter
	2019	2018
	($ in millions)
PSUs earned	331,099	154,189
Common Stock issued net of tax withholding	221,241	94,399
Related tax benefit realized	$9	$3

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in millions)

Net income	$677	$552	$677	$552
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$676	$551	$677	$551

Weighted-average shares outstanding	267.1	283.5	267.1	283.5
Dilutive effect of outstanding options
and share-settled awards			2.3	2.4

Adjusted weighted-average shares outstanding			269.4	285.9

Earnings per share	$2.53	$1.94	$2.51	$1.93

During the first quarter of 2019 and 2018, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero for the quarters ended March 31, 2019 and 2018.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three Months Ended March 31, 2019
Pensions and other
postretirement liabilities	$(497)	$—	$—	$4	$(493)
Other comprehensive loss
of equity investees	(66)	(1)	—	—	(67)

Accumulated other
comprehensive loss	$(563)	$(1)	$—	$4	$(560)

Three Months Ended March 31, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$6	$(391)
Other comprehensive income
(loss) of equity investees	(56)	1	(2)	—	(57)

Accumulated other
comprehensive loss	$(356)	$(10)	$(88)	$6	$(448)

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” We adopted the provisions of ASU 2018-02 in the first quarter of 2018 resulting in an increase to “Accumulated other comprehensive loss” of $88 million and a corresponding increase to “Retained income,” with no impact on “Total stockholders’ equity.”

5.  Stock Repurchase Program

We repurchased and retired 2.9 million shares and 2.1 million shares of Common Stock under our stock repurchase program in the first three months of 2019 and 2018, respectively, at a cost of $500 million and $300 million, respectively.

Since the beginning of 2006, we have repurchased and retired 188.5 million shares at a total cost of $14.6 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.3 billion at both March 31, 2019, and December 31, 2018.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $37 million and $38 million for the first quarters of 2019 and 2018, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $8 million and $16 million for the first quarters of 2019 and 2018, respectively.

“Other liabilities” includes $280 million at both March 31, 2019, and December 31, 2018, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $62 million and $66 million of expense for the first quarters of 2019 and 2018, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $13 million and $16 million for the first quarters of 2019 and 2018, respectively.

7.  Debt

We have a $400 million accounts receivable securitization program expiring in May 2019.  We had $250 million outstanding under this program at March 31, 2019, reflected as “Short-term debt” on the Consolidated Balance Sheets, and no amounts outstanding at December 31, 2018.

The “Cash, cash equivalents, and restricted cash” line item in the Consolidated Statements of Cash Flows includes restricted cash of $88 million at March 31, 2019 and December 31, 2018 reflecting deposits held by a third-party bond agent as collateral for certain debt obligations maturing in 2019. The restricted cash balance is included as part of “Other current assets” on the Consolidated Balance Sheets in both periods.

8. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. There were no adjustments to “Retained income” on adoption.
The new standard provides a number of optional practical expedients for transition. We elected the package of practical expedients under the transition guidance which permitted us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under FASB Accounting Standards Codification (ASC) 842. We also elected the practical expedient related to land easements, which allowed us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we do not recognize ROU assets or lease liabilities.
We are committed under long-term lease agreements for equipment, lines of road, and other property. Some of these agreements contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. These variable lease agreements include usage-based payments for equipment under service contracts, lines of road, and other property. Our long-term lease agreements do not contain any material restrictive covenants.
Our equipment leases have remaining terms of less than 1 year to 9 years and our lines of road and property leases have remaining terms of less than 1 year to 138 years. Some of these leases may include options to extend the leases for up to 99 years, and some may include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components.

Operating lease amounts included in the Consolidated Balance Sheet are as follows:

		March 31, 2019
Assets	Classification	($ in millions)
ROU assets	Other assets	$593

Liabilities
Current lease liabilities	Other current liabilities	$93
Non-current lease liabilities	Other liabilities	500

Total lease liabilities		$593

The components of operating lease expense, primarily included in “Purchased services and rents,” were as follows:

First Quarter
2019
($ in millions)
Operating lease expense	$27
Variable lease expense	12
Short-term lease expense	2

Total lease expense	$41

At March 31, 2019, we do not have any material finance lease assets or liabilities, nor do we have any material subleases.

During March 2019, we entered into a non-cancellable lease for an office building with an estimated construction cost of $550 million. The lease will commence upon completion of the construction (for which we are a construction agent) of the office building which is expected to be in 2021. The initial term of the lease is five years, with options to renew, purchase, or sell the office building at the end of the lease term. Upon lease commencement, the ROU asset and lease liability will be determined and recorded. The lease also contains a residual value guarantee of up to ninety percent of the total construction cost.
Other information related to operating leases was as follows:

First Quarter
2019
($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27

Right-of-use assets obtained in exchange for new operating lease liabilities	29

Weighted-average remaining lease term (years) on operating leases	8.68

Weighted-average discount rates on operating leases	3.52%

During the first quarter, cash proceeds from a sale and leaseback transaction were $82 million and the gain on the transaction was $15 million.
Future minimum lease payments under non-cancellable operating leases were as follows:

March 31, 2019
($ in millions)
2019 - 9 months	$84
2020	105
2021	99
2022	76
2023	68
2024 and subsequent years	266
Total lease payments	$698
Less: Interest	105

Present value of lease liabilities	$593

Undiscounted future minimum lease payments under non-cancellable operating leases accounted for under ASC 840 “Leases” were as follows:

December 31, 2018
($ in millions)
2019	$101
2020	95
2021	88
2022	75
2023	69
2024 and subsequent years	267

Total	$695

9.  Pensions and Other Postretirement Benefits

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

Pension and postretirement benefit cost components for the first quarter are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2019	2018	2019	2018
	($ in millions)

Service cost	$9	$10	$2	$2
Interest cost	23	20	4	4
Expected return on plan assets	(45)	(44)	(4)	(4)
Amortization of net losses	11	14	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(2)	$—	$(4)	$(4)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(11,154)	$(12,698)	$(11,145)	$(12,203)

11.  Commitments and Contingencies

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $58 million and $55 million at March 31, 2019 and December 31, 2018, respectively, of which $15 million is classified as a current liability at both dates. At March 31, 2019, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 112 known locations and projects compared with 114 locations and projects at December 31, 2018. At March 31, 2019, fifteen sites accounted for $39 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

12. New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. Because credit losses associated from our accounts receivables have historically been insignificant, we do not expect this standard to have a material effect on our financial statements. We will not adopt the standard early.

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

Our first quarter 2019 results reflect the initial steps in the implementation of our new strategic plan that we unveiled in February. We achieved a record low first-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 66.0%, in addition to first-quarter records for railway operating revenues, income from railway operations, net income, and diluted earnings per share. We have started the year with positive momentum as we build a stronger company for our shareholders, customers, and employees.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	First Quarter
	2019	2018	% change
Income from railway operations	$966	$835	16%
Net income	$677	$552	23%
Diluted earnings per share	$2.51	$1.93	30%
Railway operating ratio (percent)	66.0	69.3	(5%)

Income from railway operations rose as a result of increased railway operating revenues, driven by higher average revenue per unit, reflecting pricing gains, higher fuel surcharge revenue, and increased accessorial charges. Overall volumes were flat, as gains in intermodal were tempered by declines in coal and merchandise. Railway operating expenses were relatively flat as fuel price declines, decreased compensation expense, and lower expenses due to increased network velocity were offset by increases in purchased services. Our share repurchase program resulted in diluted earnings per share growth that exceeded that of net income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group. At the beginning of 2019, we made changes in the categorization of certain commodity groups within Merchandise. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation (see Note 1).

	First Quarter
Revenues	2019	2018	% change
Merchandise:
Chemicals	$452	$454	—
Agriculture products	385	357	8%
Metals and construction	385	356	8%
Automotive	251	243	3%
Forest and consumer	213	195	9%
Merchandise	1,686	1,605	5%
Intermodal	719	678	6%
Coal	435	434	—

Total	$2,840	$2,717	5%

Units
Merchandise:
Chemicals	125.9	126.6	(1%)
Agriculture products	130.9	129.9	1%
Metals and construction	173.9	175.9	(1%)
Automotive	98.1	102.8	(5%)
Forest and consumer	69.4	70.9	(2%)
Merchandise	598.2	606.1	(1%)
Intermodal	1,071.0	1,049.2	2%
Coal	236.3	249.1	(5%)

Total	1,905.5	1,904.4	—

Revenue per Unit
Merchandise:
Chemicals	$3,587	$3,585	—
Agriculture products	2,945	2,744	7%
Metals and construction	2,217	2,023	10%
Automotive	2,557	2,362	8%
Forest and consumer	3,070	2,755	11%
Merchandise	2,819	2,647	6%
Intermodal	671	647	4%
Coal	1,839	1,743	6%
Total	1,490	1,427	4%

Railway operating revenues increased $123 million in the first quarter over the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Increase (Decrease)

	Merchandise	Intermodal	Coal

Volume	$(21)	$14	$(22)
Fuel surcharge revenue	14	9	(1)
Rate, mix and other	88	18	24

Total	$81	$41	$1

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with over 75% tied to OHD. In the first quarter of 2019, contracts tied to OHD accounted for about 95% of our fuel surcharge revenue. Revenues associated with these surcharges totaled $153 million and $131 million in the first quarters of 2019 and 2018, respectively.

Merchandise

Merchandise revenue grew in the first quarter, as higher average revenue per unit was driven by pricing gains and increased fuel surcharge revenue. Overall volumes fell, as gains in agriculture products were offset by declines in the remaining groups.

Chemicals volume decreased driven by reduced shipments of liquefied petroleum gas, crude oil, and plastics partially offset by gains in municipal waste and petroleum shipments.

Agriculture products volume rose, as increases in corn and feed shipments more than offset declines in ethanol, primarily due to severe flooding in the Midwest, and wheat traffic.

Metals and construction volume fell, largely the result of decreases in iron and steel traffic, partially offset by higher aggregate shipments due to an extended shipping season.

Automotive volume declined as a result of decreases in U.S. light vehicle production and railcar availability, due to disruptions across the U.S. multilevel network.

Forest and consumer volume declined, reflecting decreases in kaolin, lumber, and graphic paper traffic.

Merchandise revenues for the remainder of the year are expected to continue to be higher year-over-year, reflecting higher average revenue per unit, driven by pricing gains.

Intermodal

Intermodal revenue increased, driven by higher average revenue per unit, a result of pricing gains and increased fuel surcharge revenues, as well as volume growth.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2019	2018	% change

Domestic	656.3	671.7	(2%)
International	414.7	377.5	10%

Total	1,071.0	1,049.2	2%

Domestic volumes fell as a result of inclement winter weather in the Midwest and trailer lane rationalizations. International volumes rose due to increased demand from existing accounts.

Intermodal revenues for the remainder of the year are expected to continue to increase, driven by volume growth in addition to higher average revenue per unit due to pricing gains.

Coal

Coal revenues were relatively flat, as higher average revenue per unit, the result of pricing gains, was tempered by volume decreases.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2019	2018	% change

Utility	15,755	15,865	(1%)
Export	6,388	7,238	(12%)
Domestic metallurgical	2,931	3,147	(7%)
Industrial	1,222	1,260	(3%)

Total	26,296	27,510	(4%)

Utility coal tonnage was relatively flat as volume declines due to plant outages and inclement weather were offset by higher volumes from increased network velocity and demand to replenish low stockpiles. Export coal tonnage dropped as a result of a decline in coal availability and weak thermal seaborne pricing. Domestic metallurgical coal tonnage fell due to customer sourcing changes and plant outages. Industrial coal tonnage decreased as a result of customer sourcing changes and pressure from natural gas conversions.

Coal revenues for the remainder of the year are expected to decline.   Utility demand continues to be impacted by lower natural gas prices.  Export will be impacted by a lower average revenue per unit, mainly the result of softening seaborne metallurgical prices, and reduced volume due to weak thermal seaborne pricing and supply issues.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	First Quarter
	2019	2018	% change

Compensation and benefits	$727	$737	(1%)
Purchased services and rents	424	401	6%
Fuel	250	266	(6)%
Depreciation	283	272	4%
Materials and other	190	206	(8%)

Total	$1,874	$1,882	—

Compensation and benefits expense decreased as follows:

•	employment levels (down $11 million),

•	higher capitalized labor ($8 million),

•	overtime and recrews (down $6 million),

•	payroll taxes on stock-based compensation (down $4 million),

•	other (down $1 million), and

•	increased pay rates (up $20 million).

Average rail headcount for the quarter was down by about 175 compared with the first quarter 2018 and down by about 375 sequentially. We expect that headcount for the remainder of the year will continue to decline and that our year-end headcount will be down at least 500 as compared to prior year.

Purchased services and rents increased as follows ($ in millions):

	First Quarter
	2019	2018	% change

Purchased services	$346	$318	9%
Equipment rents	78	83	(6%)

Total	$424	$401	6%

The rise in purchased services was largely the result of higher intermodal-related costs, increased technology-related expenses, and lower earnings in equity affiliates. Equipment rents fell, the result of increased network velocity.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased primarily due to lower locomotive fuel prices (down 4%), as well as decreased consumption (down 1%).

Materials and other expenses decreased as follows ($ in millions):

	First Quarter
	2019	2018	% change

Materials	$87	$90	(3%)
Casualties and other claims	49	47	4%
Other	54	69	(22%)

Total	$190	$206	(8%)

Materials costs decreased due primarily to lower locomotive repair costs. Casualties and other claims expenses increased, largely a result of higher costs related to environmental remediation matters, partially offset by lower derailment-related costs. Other expense decreased, reflecting higher gains from the sale of operating property.

Other Income – Net

Other income – net increased $36 million in the first quarter primarily driven by higher investment returns on corporate-owned life insurance.

Income Taxes

The first-quarter effective tax rate was 21.4% compared with 21.9% for the same period last year.  Both periods reflect favorable tax benefits on stock-based compensation. The current year also benefited from higher returns on corporate-owned life insurance, while the prior year included benefits of certain 2017 tax credits enacted retroactively by the Bipartisan Budget Act of 2018.
FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $881 million for the first three months of 2019, compared with $816 million for the same period of 2018, primarily the result of improved operating results partially offset by increased interest payments. We had working capital deficits of $963 million at March 31, 2019, compared with $729 million at December 31, 2018. Cash, cash equivalents, and restricted cash totaled $499 million at March 31, 2019. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2018 with the exception of additional lease obligations (see Note 8).

Cash used in investing activities was $350 million for the first three months of 2019, compared with $371 million in the same period last year, reflecting increased property sale proceeds partially offset by higher property additions.

Cash used in financing activities was $478 million in the first three months of 2019, compared with $63 million in the same period last year, largely the result of lower proceeds from borrowing and higher repurchases of Common Stock. We repurchased 2.9 million shares of Common Stock, totaling $500 million, in the first three months of 2019, compared to 2.1 million shares, totaling $300 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 42.7% at March 31, 2019, and 42.0% at December 31, 2018.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both March 31, 2019, and December 31, 2018, and are in compliance with all of its covenants. We have a $400 million account receivable securitization program expiring in May 2019. We had $250 million outstanding under this program at March 31, 2019, and no amounts outstanding at December 31, 2018.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies disclosure contained in our Form 10-K at December 31, 2018.

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

New Accounting Pronouncements

For a detailed discussion of new accounting pronouncements, see Note 12.

Inflation

In preparing financial statements, GAAP requires the use of historical cost that disregards the effects of inflation on the replacement cost of property.  As a capital-intensive company with most of our capital invested in long-lived assets.  The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2019.  Based on such evaluation, our officers have concluded that, at March 31, 2019, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, we implemented controls to support the adoption of the new lease accounting standard ASU No. 2016-02, “Leases (Topic 842).” We have not identified any other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2018 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2019	1,089,814	160.66	1,089,201	38,278,718
February 1-28, 2019	928,331	177.68	921,840	37,356,878
March 1-31, 2019	894,511	180.45	893,393	36,463,485

Total	2,912,656		2,904,434

(1)	Of this amount, 8,222 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of March 31, 2019, 36.5 million shares remain authorized for repurchase.

Item 6. Exhibits.

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended March 26, 2019, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on March 26, 2019.

10.1
A Construction Agency Agreement, dated March 1, 2019, between Norfolk Southern Railway Company (“NSRC”) and BA Leasing BSC, LLS.  This Agreement is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019.

10.2
A Lease Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLS. This Agreement is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019.

10.3
A Participation Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLS, Bank of America, N.A. as Administrative Agent, and each of the Rent Assignees listed on Schedule II thereto. This Agreement is incorporated by reference herein to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019.

10.4
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation.  This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019.

10.5*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Non-Qualified Stock Options as approved by the Compensation Committee on April 23, 2019.

10.6*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Performance Share Units as approved by the Compensation Committee on April 23, 2019.

10.7*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Restricted Stock Units as approved by the Compensation Committee on April 23, 2019.

10.8*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2019 is incorporated by reference to Exhibit 10(ww) to Norfolk Southern’s Form 10-K filed on February 8, 2019.  (See SEC File No. 001-08339)

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

101**
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2019 and 2018; (iii) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the first three months of 2019 and 2018; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 24, 2019	/s/ Jason A. Zampi
Jason A. Zampi Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 24, 2019	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)