Form 10-Q
period 2019-06-30
NORFOLK SOUTHERN CORP
filed 2019-07-24
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended JUNE 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to___________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		52-1188014
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
Three Commercial Place		23510-2191
Norfolk,	Virginia
(Address of principal executive offices)		(Zip Code)
(757)		629-2680
(Registrant’s telephone number, including area code)
No Change
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Norfolk Southern Corporation Common Stock (Par Value $1.00)	NSC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                             Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒     Accelerated filer    ☐    Non-accelerated filer     ☐
Smaller reporting company     ☐     Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock ($1.00 par value per share)	263,406,773	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	($ in millions, except per share amounts)

Railway operating revenues	$2,925	$2,898	$5,765	$5,615

Railway operating expenses:
Compensation and benefits	712	706	1,439	1,443
Purchased services and rents	418	430	842	831
Fuel	254	272	504	538
Depreciation	284	273	567	545
Materials and other	192	191	382	397

Total railway operating expenses	1,860	1,872	3,734	3,754

Income from railway operations	1,065	1,026	2,031	1,861

Other income – net	22	29	66	37
Interest expense on debt	153	131	302	267

Income before income taxes	934	924	1,795	1,631

Income taxes	212	214	396	369

Net income	$722	$710	$1,399	$1,262

Earnings per share:
Basic	$2.72	$2.52	$5.25	$4.46
Diluted	2.70	2.50	5.21	4.43

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	($ in millions)

Net income	$722	$710	$1,399	$1,262
Other comprehensive income, before tax:
Pension and other postretirement benefits	5	8	10	1
Other comprehensive income (loss) of equity investees	—	1	(1)	2
Other comprehensive income, before tax	5	9	9	3

Income tax expense related to items of
other comprehensive income	(2)	(2)	(3)	—

Other comprehensive income, net of tax	3	7	6	3

Total comprehensive income	$725	$717	$1,405	$1,265

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$274	$358
Accounts receivable – net	1,039	1,009
Materials and supplies	256	207
Other current assets	345	288
Total current assets	1,914	1,862

Investments	3,301	3,109
Properties less accumulated depreciation of $12,372
and $12,374, respectively	31,201	31,091
Other assets	756	177

Total assets	$37,172	$36,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,407	$1,505
Income and other taxes	270	255
Other current liabilities	373	246
Current maturities of long-term debt	401	585
Total current liabilities	2,451	2,591

Long-term debt	11,076	10,560
Other liabilities	1,738	1,266
Deferred income taxes	6,596	6,460

Total liabilities	21,861	20,877

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 263,406,773 and 268,098,472 shares,
respectively, net of treasury shares	265	269
Additional paid-in capital	2,226	2,216
Accumulated other comprehensive loss	(557)	(563)
Retained income	13,377	13,440

Total stockholders’ equity	15,311	15,362

Total liabilities and stockholders’ equity	$37,172	$36,239

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2019	2018
	($ in millions)

Cash flows from operating activities:
Net income	$1,399	$1,262
Reconciliation of net income to net cash provided by operating activities:
Depreciation	567	546
Deferred income taxes	133	89
Gains and losses on properties	(7)	(14)
Changes in assets and liabilities affecting operations:
Accounts receivable	(30)	(92)
Materials and supplies	(49)	(38)
Other current assets	55	19
Current liabilities other than debt	(30)	134
Other – net	(86)	(80)

Net cash provided by operating activities	1,952	1,826

Cash flows from investing activities:
Property additions	(979)	(836)
Property sales and other transactions	214	48
Investment purchases	(12)	(4)
Investment sales and other transactions	(75)	6

Net cash used in investing activities	(852)	(786)

Cash flows from financing activities:
Dividends	(458)	(408)
Common stock transactions	18	15
Purchase and retirement of common stock	(1,050)	(700)
Proceeds from borrowings – net of issuance costs	1,054	543
Debt repayments	(750)	(750)

Net cash used in financing activities	(1,186)	(1,300)

Net decrease in cash, cash equivalents,
and restricted cash	(86)	(260)

Cash, cash equivalents, and restricted cash:
At beginning of year	446	690

At end of period	$360	$430

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$271	$246
Income taxes (net of refunds)	215	126

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2018	$269	$2,216	$(563)	$13,440	$15,362

Comprehensive income:
Net income				677	677
Other comprehensive income			3		3
Total comprehensive income					680
Dividends on common stock,
$0.86 per share				(230)	(230)
Share repurchases	(3)	(22)		(475)	(500)
Stock-based compensation	1	19		(1)	19

Balance at March 31, 2019	267	2,213	(560)	13,411	15,331

Comprehensive income:
Net income				722	722
Other comprehensive income			3		3
Total comprehensive income					725
Dividends on common stock,
$0.86 per share				(228)	(228)
Share repurchases	(2)	(22)		(526)	(550)
Stock-based compensation		35		(2)	33

Balance at June 30, 2019	$265	$2,226	$(557)	$13,377	$15,311

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2017	$285	$2,254	$(356)	$14,176	$16,359

Comprehensive income:
Net income				552	552
Other comprehensive loss			(4)		(4)
Total comprehensive income					548
Dividends on common stock,
$0.72 per share				(205)	(205)
Share repurchases	(2)	(16)		(282)	(300)
Stock-based compensation	1	17		(2)	16
Reclassification of stranded
tax effects			(88)	88	—

Balance at March 31, 2018	284	2,255	(448)	14,327	16,418

Comprehensive income:
Net income				710	710
Other comprehensive income			7		7
Total comprehensive income					717
Dividends on common stock,
$0.72 per share				(203)	(203)
Share repurchases	(3)	(20)		(377)	(400)
Stock-based compensation		28		(1)	27

Balance at June 30, 2018	$281	$2,263	$(441)	$14,456	$16,559

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2019, and December 31, 2018, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2019 and 2018, and our cash flows for the first six months of 2019 and 2018 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2019	2018	2019	2018
Merchandise:	($ in millions)
Chemicals	$473	$465	$925	$919
Agriculture products	406	379	791	736
Metals and construction	416	413	801	769
Automotive	251	253	502	496
Forest and consumer	210	208	423	403
Merchandise	1,756	1,718	3,442	3,323
Intermodal	701	714	1,420	1,392
Coal	468	466	903	900

Total	$2,925	$2,898	$5,765	$5,615

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

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of June 30, 2019 or December 31, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2019	December 31, 2018
	($ in millions)
Customer	$767	$740
Non-customer	272	269

Accounts receivable – net	$1,039	$1,009

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $55 million at both June 30, 2019 and December 31, 2018.  We do not have any material contract assets or liabilities.

Certain ancillary services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents approximately 4% of total “Railway operating revenues” on the Consolidated Statements of Income for both of the second quarters and first six months of 2019 and 2018.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2019	2018	2019	2018
	($ in millions)
Stock-based compensation expense	$20	$13	$36	$29
Total tax benefit	8	6	31	20

During 2019, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	1,540	$54.83	43,920	$45.93
RSUs	2,870	203.25	211,190	163.87
PSUs	3,060	189.57	96,770	160.24

Stock Options

	Second Quarter		First Six Months
	2019	2018	2019	2018
	($ in millions)
Stock options exercised	215,546	215,132	621,917	470,114
Cash received upon exercise	$16	$16	$44	$33
Related tax benefit realized	6	3	15	7

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

	Second Quarter		First Six Months
	2019	2018	2019	2018
	($ in millions)
RSUs vested	506	—	166,055	160,200
Common Stock issued net of tax withholding	363	—	119,244	99,968
Related tax benefit realized	$—	$—	$2	$3

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2019 or 2018.

	First Six Months
	2019	2018
	($ in millions)
PSUs earned	331,099	154,189
Common Stock issued net of tax withholding	221,241	94,399
Related tax benefit realized	$9	$3

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in millions)

Net income	$722	$710	$722	$710
Dividend equivalent payments	(2)	(1)	—	—

Income available to common stockholders	$720	$709	$722	$710

Weighted-average shares outstanding	264.8	281.3	264.8	281.3
Dilutive effect of outstanding options
and share-settled awards			2.3	2.4

Adjusted weighted-average shares outstanding			267.1	283.7

Earnings per share	$2.72	$2.52	$2.70	$2.50

	Basic		Diluted
	First Six Months
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in millions)

Net income	$1,399	$1,262	$1,399	$1,262
Dividend equivalent payments	(3)	(2)	—	(1)

Income available to common stockholders	$1,396	$1,260	$1,399	$1,261

Weighted-average shares outstanding	265.9	282.4	265.9	282.4
Dilutive effect of outstanding options
and share-settled awards			2.4	2.4

Adjusted weighted-average shares outstanding			268.3	284.8

Earnings per share	$5.25	$4.46	$5.21	$4.43

During the second quarters and first six months of 2019 and 2018, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero for the first six months ended June 30, 2019 and 2018.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six Months Ended June 30, 2019
Pensions and other
postretirement liabilities	$(497)	$—	$—	$7	$(490)
Other comprehensive loss
of equity investees	(66)	(1)	—	—	(67)

Accumulated other
comprehensive loss	$(563)	$(1)	$—	$7	$(557)

Six Months Ended June 30, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$12	$(385)
Other comprehensive income
(loss) of equity investees	(56)	2	(2)	—	(56)

Accumulated other
comprehensive loss	$(356)	$(9)	$(88)	$12	$(441)

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

5.  Stock Repurchase Program

We repurchased and retired 5.7 million shares and 4.8 million shares of Common Stock under our stock repurchase program in the first six months of 2019 and 2018, respectively, at a cost of $1.1 billion and $700 million, respectively.

Since the beginning of 2006, we have repurchased and retired 191.3 million shares at a total cost of $15.2 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.4 billion at June 30, 2019, and $1.3 billion at December 31, 2018.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $38 million and $36 million for the second quarters of 2019 and 2018, respectively, and $75 million and $74 million for the first six months of 2019 and 2018, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $15 million and $18 million for the second quarters of 2019 and 2018, respectively, and $23 million and $34 million for the first six months of 2019 and 2018, respectively.

“Other liabilities” includes $280 million at both June 30, 2019, and December 31, 2018, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $60 million and $67 million of expense for the second quarters of 2019 and 2018, respectively, and $122 million and $133 million for the first six months of 2019 and 2018, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $12 million and $17 million for the second quarters of 2019 and 2018, respectively, and $25 million and $33 million for the first six months of 2019 and 2018, respectively.

7.  Debt

During the second quarter of 2019, we issued $200 million of 3.80% senior notes due 2028, $400 million of 4.10% senior notes due 2049, and $200 million of 5.10% senior notes due 2118.

In May 2019, we renewed and amended our accounts receivable securitization program, increasing borrowing capacity from $400 million to $450 million with a term expiring in May 2020. We had no amounts outstanding at June 30, 2019, and December 31, 2018.

The “Cash, cash equivalents, and restricted cash” line item in the Consolidated Statements of Cash Flows includes restricted cash of $86 million and $88 million at June 30, 2019 and December 31, 2018, respectively, reflecting deposits held by a third-party bond agent as collateral for certain debt obligations maturing in 2019. The restricted cash balance is included as part of “Other current assets” on the Consolidated Balance Sheets in both periods.

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
Our equipment leases have remaining terms of less than 1 year to 9 years and our lines of road and land leases have remaining terms of less than 1 year to 138 years. Some of these leases may include options to extend the leases for up to 99 years, and some may include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components.

Operating lease amounts included in the Consolidated Balance Sheet are as follows:

		June 30, 2019
Assets	Classification	($ in millions)
ROU assets	Other assets	$586

Liabilities
Current lease liabilities	Other current liabilities	$98
Non-current lease liabilities	Other liabilities	488

Total lease liabilities		$586

The components of total lease expense, primarily included in “Purchased services and rents,” were as follows:

	Second Quarter	First Six Months
	2019	2019
	($ in millions)
Operating lease expense	$29	$56
Variable lease expense	16	28
Short-term lease expense	1	3

Total lease expense	$46	$87

At June 30, 2019, we do not have any material finance lease assets or liabilities, nor do we have any material subleases.
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
Other information related to operating leases was as follows:

June 30, 2019

Weighted-average remaining lease term (years) on operating leases	8.43

Weighted-average discount rates on operating leases	3.51%

As the rates implicit in most of our leases are not readily determinable, we use a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. We use the portfolio approach and group leases into short, medium, and long-term categories, applying the corresponding incremental borrowing rates to these categories of leases.
During the first six months of 2019, right-of-use assets obtained in exchange for new operating lease liabilities were $46 million. During the first six months of 2019, cash paid for amounts included in the measurement of lease liabilities was $56 million in operating cash flows from operating leases. During the first quarter, cash proceeds from a sale and leaseback transaction were $82 million and the gain on the transaction was $15 million.

Future minimum lease payments under non-cancellable operating leases were as follows:

June 30, 2019
($ in millions)
2019 - 6 months	$58
2020	110
2021	104
2022	79
2023	70
2024 and subsequent years	266
Total lease payments	687
Less: Interest	101

Present value of lease liabilities	$586

Undiscounted future minimum lease payments under non-cancellable operating leases accounted for under ASC 840 “Leases” were as follows:

December 31, 2018
($ in millions)
2019	$101
2020	95
2021	88
2022	75
2023	69
2024 and subsequent years	267

Total	$695

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

Pension and postretirement benefit cost components for the second quarter and first six months are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2019	2018	2019	2018
	($ in millions)

Service cost	$8	$10	$1	$2
Interest cost	23	22	5	4
Expected return on plan assets	(44)	(45)	(3)	(4)
Amortization of net losses	11	14	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net expense (benefit)	$(2)	$1	$(3)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2019	2018	2019	2018
	($ in millions)

Service cost	$17	$20	$3	$4
Interest cost	46	42	9	8
Expected return on plan assets	(89)	(89)	(7)	(8)
Amortization of net losses	22	28	—	—
Amortization of prior service benefit	—	—	(12)	(12)

Net expense (benefit)	$(4)	$1	$(7)	$(8)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2019 or December 31, 2018. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(11,477)	$(13,638)	$(11,145)	$(12,203)

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

Third-party claims – We record a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, property damage, and lading damage.  The actuarial firm assists us with the calculation of potential liability for third-party claims, except lading damage, based upon our experience including the number and timing of incidents, amount of payments, settlement rates, number of open claims, and legal defenses. We adjust the liability quarterly based upon our assessment and the results of the study.  Given the inherent uncertainty in regard to the ultimate outcome of third-party claims, it is possible that the actual loss may differ from the estimated liability recorded.

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and reasonably estimable. Environmental specialists regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $63 million and $55 million at June 30, 2019 and December 31, 2018, respectively, of which $15 million is classified as a current liability at both dates. At June 30, 2019, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 113 known locations and projects compared with 114 locations and projects at December 31, 2018. At June 30, 2019, sixteen sites accounted for $44 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Our second quarter 2019 results reflect the commitment to the implementation of our new strategic plan that we unveiled in February. We achieved a record low second-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 63.6%, in addition to second-quarter records for income from railway operations, net income, and diluted earnings per share.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change
Income from railway operations	$1,065	$1,026	4%	$2,031	$1,861	9%
Net income	$722	$710	2%	$1,399	$1,262	11%
Diluted earnings per share	$2.70	$2.50	8%	$5.21	$4.43	18%
Railway operating ratio (percent)	63.6	64.6	(2%)	64.8	66.9	(3%)

Income from railway operations increased in both periods, primarily a result of increased railway operating revenues, driven by higher average revenue per unit, reflecting pricing gains. Traffic volumes were down 4% for the second quarter and 2% for the first six months. Railway operating expenses decreased as declines in fuel prices and lower expenses due to increased network velocity were offset by an increase in depreciation. Our share repurchase program resulted in diluted earnings per share growth that exceeded that of net income.

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

	Second Quarter			First Six Months
Revenues	2019	2018	% change	2019	2018	% change
Merchandise:
Chemicals	$473	$465	2%	$925	$919	1%
Agriculture products	406	379	7%	791	736	7%
Metals and construction	416	413	1%	801	769	4%
Automotive	251	253	(1%)	502	496	1%
Forest and consumer	210	208	1%	423	403	5%
Merchandise	1,756	1,718	2%	3,442	3,323	4%
Intermodal	701	714	(2%)	1,420	1,392	2%
Coal	468	466	—%	903	900	—%

Total	$2,925	$2,898	1%	$5,765	$5,615	3%

Units
Merchandise:
Chemicals	129.8	133.0	(2%)	255.7	259.6	(2%)
Agriculture products	141.3	137.4	3%	272.2	267.3	2%
Metals and construction	196.7	206.8	(5%)	370.6	382.7	(3%)
Automotive	101.8	104.7	(3%)	199.9	207.5	(4%)
Forest and consumer	68.6	73.6	(7%)	138.0	144.5	(4%)
Merchandise	638.2	655.5	(3%)	1,236.4	1,261.6	(2%)
Intermodal	1,048.5	1,091.8	(4%)	2,119.5	2,141.0	(1%)
Coal	258.3	273.6	(6%)	494.6	522.7	(5%)

Total	1,945.0	2,020.9	(4%)	3,850.5	3,925.3	(2%)

Revenue per Unit
Merchandise:
Chemicals	$3,646	$3,495	4%	$3,617	$3,539	2%
Agriculture products	2,870	2,759	4%	2,906	2,752	6%
Metals and construction	2,112	1,997	6%	2,161	2,009	8%
Automotive	2,471	2,421	2%	2,513	2,392	5%
Forest and consumer	3,057	2,825	8%	3,064	2,790	10%
Merchandise	2,751	2,621	5%	2,784	2,634	6%
Intermodal	668	654	2%	670	650	3%
Coal	1,815	1,704	7%	1,826	1,723	6%
Total	1,504	1,434	5%	1,497	1,430	5%

Railway operating revenues increased $27 million in the second quarter and $150 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(45)	$(28)	$(26)	$(66)	$(14)	$(48)
Fuel surcharge revenue	—	(5)	(8)	14	4	(9)
Rate, mix and other	83	20	36	171	38	60

Total	$38	$(13)	$2	$119	$28	$3

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with over 75% tied to OHD. In the second quarter and first six months of 2019, contracts tied to OHD accounted for about 95% of our fuel surcharge revenue. Revenues associated with these surcharges totaled $144 million and $157 million in the second quarters of 2019 and 2018, respectively, and $297 million and $288 million for the first six months of 2019 and 2018, respectively.

Merchandise

Merchandise revenue grew in both periods, as higher average revenue per unit was driven by pricing gains. The first six months also benefited from increased fuel surcharge revenue. Overall volumes fell, as gains in agriculture products were more than offset by declines in the remaining groups.

Chemicals volume decreased in both periods driven by reduced shipments of natural gas liquids and plastics, which were partially offset by gains in municipal waste shipments.

Agriculture products volume rose in both periods, with increases in corn and feed shipments. These increases were partially offset by declines in fertilizer traffic during the second quarter. During the first six months, the growth was tempered by decreased ethanol shipments.

Metals and construction volume fell in both periods, largely the result of decreases in shipments of iron and steel, coil, and frac sand. These declines were partially offset by higher aggregates traffic due to improved service and an extended shipping season.

Automotive volume declined in the second quarter due to flooding. The first six months were also impacted by decreased U.S. light vehicle production and railcar availability during the first quarter due to disruptions across the U.S. multilevel network.

Forest and consumer volume declined in both periods, reflecting decreases in pulpboard, kaolin, lumber, and graphic paper traffic.

Merchandise revenues for the remainder of the year are expected to increase, reflecting higher average revenue per unit, driven by pricing gains, and modest volume growth in the fourth quarter.

Intermodal

Intermodal revenue decreased for the quarter but increased in the first six months. Both periods benefited from higher average revenue per unit, a result of pricing gains. Volume declined in both periods.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change

Domestic	635.8	706.5	(10%)	1,292.1	1,378.2	(6%)
International	412.7	385.3	7%	827.4	762.8	8%

Total	1,048.5	1,091.8	(4%)	2,119.5	2,141.0	(1%)

Domestic volumes fell in both periods, the result of stronger over-the-road competition, weaker customer demand, and severe weather in the Midwest. The first six months were also impacted by trailer lane rationalizations. International volumes rose in both periods due to increased demand from existing and new accounts.

Intermodal revenues for the remainder of the year are expected to increase, driven by modest volume growth in addition to higher average revenue per unit due to pricing gains.

Coal

Coal revenues were flat in both periods, as higher average revenue per unit, the result of pricing gains, was offset by volume decreases.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change

Utility	17,129	16,695	3%	32,884	32,560	1%
Export	6,626	7,916	(16%)	13,014	15,154	(14%)
Domestic metallurgical	3,851	4,251	(9%)	6,782	7,398	(8%)
Industrial	1,181	1,457	(19%)	2,403	2,717	(12%)

Total	28,787	30,319	(5%)	55,083	57,829	(5%)

Utility coal tonnage grew in both periods due to increased network velocity and customer demand to replenish low stockpiles. Gains in the first six months were partially offset due to plant issues and inclement weather along with declining natural gas prices. Export coal tonnage dropped in both periods as a result of coal supply issues and weak thermal seaborne pricing. Domestic metallurgical coal and coke tonnage fell in both periods due to softening domestic steel demand, customer sourcing changes, and plant outages. Industrial coal tonnage decreased in both periods as a result of customer sourcing changes and pressure from natural gas conversions.

Coal revenues for the remainder of the year are expected to decline. Utility demand continues to be impacted by lower natural gas prices and increased renewable energy generating capacity.  Export will be impacted by a lower average revenue per unit, mainly the result of softening seaborne metallurgical prices, and reduced volume due to weak thermal seaborne pricing and supply issues. Domestic metallurgical coal and coke volumes will continue to be impacted by softening domestic steel demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change

Compensation and benefits	$712	$706	1%	$1,439	$1,443	—%
Purchased services and rents	418	430	(3%)	842	831	1%
Fuel	254	272	(7%)	504	538	(6%)
Depreciation	284	273	4%	567	545	4%
Materials and other	192	191	1%	382	397	(4%)

Total	$1,860	$1,872	(1%)	$3,734	$3,754	(1%)

Compensation and benefits expense increased in the second quarter, but decreased for the first six months as follows:

•	2018 employment tax refund ($31 million unfavorable in both the quarter and first six months),

•	increased pay rates (up $22 million for the quarter and $42 million for the first six months),

•	incentive and stock-based compensation (down $19 million for the quarter and $22 million for the first six months),

•	employment levels (down $13 million for the quarter and $24 million for the first six months),

•	overtime and recrews (down $11 million for the quarter and $17 million for the first six months),

•	higher capitalized labor ($3 million for the quarter and $11 million for the first six months), and

•	other (down $1 million for the quarter and $3 million for the first six months).

Average rail headcount for the quarter was down by about 1,500 compared with the second quarter 2018 and down by about 1,200 sequentially. We expect headcount to continue to decline for the remainder of the year.

Purchased services and rents declined in the second quarter, but increased for the first six months as follows ($ in millions):

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change

Purchased services	$347	$342	1%	$693	$660	5%
Equipment rents	71	88	(19%)	149	171	(13%)

Total	$418	$430	(3%)	$842	$831	1%

The rise in purchased services in both periods was largely the result of increased technology-related expenses, and lower earnings in equity affiliates. Additionally, there were higher intermodal-related costs for the first six months. Equipment rents fell in both periods, primarily the result of increased network velocity.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both periods primarily due to lower locomotive fuel prices (down 6% in the second quarter and 5% in the first six months), as well as decreased consumption (down 1% in both the second quarter and the first six months).

Materials and other expenses increased slightly in the second quarter, but decreased for the first six months as follows ($ in millions):

	Second Quarter			First Six Months
	2019	2018	% change	2019	2018	% change

Materials	$82	$92	(11%)	$169	$182	(7%)
Casualties and other claims	50	38	32%	99	85	16%
Other	60	61	(2%)	114	130	(12%)

Total	$192	$191	1%	$382	$397	(4%)

Materials costs decreased in both periods, due primarily to lower locomotive repair costs as a result of fewer locomotives in service. Casualties and other claims expenses increased in the second quarter driven by higher environmental and derailment costs. For the first six months, the increase is largely a result of higher costs related to environmental remediation matters. Other expense decreased for the first six months, reflecting higher gains from the sale of operating property.

Other Income – Net

Other income – net decreased $7 million in the second quarter and increased $29 million for the first six months. We seek to monetize assets that are no longer core to our business in support of our strategic plan.  During the second quarter, we recorded a $28 million impairment loss related to our natural resource assets that we are actively marketing to sell.  In addition, we recognized gains on the sale of non-operating property and, when coupled with higher investment returns on corporate-owned life insurance, helped partially offset the impairment loss.  The increase for the first six months was driven by higher investment returns on corporate-owned life insurance, which more than offset the impairment loss.

Income Taxes

The second-quarter effective tax rates were 22.7% and 23.2% for 2019 and 2018, respectively. The current quarter reflects increased tax benefits on stock-based compensation and higher returns on corporate-owned life insurance. The year-to-date effective tax rates were 22.1% and 22.6% for the first six months of 2019 and 2018, respectively.  The current year-to-date effective rate reflects increased tax benefits on stock-based compensation and higher returns on corporate-owned life insurance, while the prior year benefited from certain 2017 tax credits that were retroactively enacted and signed into law in early 2018.
FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.0 billion for the first six months of 2019, compared with $1.8 billion for the same period of 2018, primarily due to improved operating results. We had working capital deficits of $537 million at June 30, 2019, compared with $729 million at December 31, 2018. Cash and cash equivalents totaled $274 million at June 30, 2019. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

In May 2019, we issued $200 million of 3.80% senior notes due 2028, $400 million of 4.10% senior notes due 2049, and $200 million of 5.10% senior notes due 2118. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2018, with the exception of additional senior notes (see Note 7) and lease obligations (see Note 8).

Cash used in investing activities was $852 million for the first six months of 2019, compared with $786 million in the same period last year, reflecting higher property additions and increased corporate owned life insurance activity partially offset by higher property sales and other transactions.

Cash used in financing activities was $1.2 billion in the first six months of 2019, compared with $1.3 billion in the same period last year, largely the result of higher proceeds from borrowing, partially offset by higher repurchases of Common Stock. We repurchased 5.7 million shares of Common Stock, totaling $1.1 billion, in the first six months of 2019, compared to 4.8 million shares, totaling $700 million, in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 42.8% at June 30, 2019, and 42.0% at December 31, 2018.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both June 30, 2019, and December 31, 2018, and are in compliance with all of its covenants. In May 2019, we renewed and amended our accounts receivable securitization program, increasing borrowing capacity from $400 million to $450 million with a term expiring in May 2020.  We had no amounts outstanding under this program at June 30, 2019, and December 31, 2018.

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

OTHER MATTERS

Labor Agreements

Over 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2019.  Based on such evaluation, our officers have concluded that, at June 30, 2019, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2019, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors included in our 2018 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

April 1-30, 2019	850,568	196.64	842,318	35,621,167
May 1-31, 2019	1,003,400	200.80	1,002,633	34,618,534
June 1-30, 2019	930,227	197.03	928,945	33,689,589

Total	2,784,195		2,773,896

(1)	Of this amount, 10,299 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of June 30, 2019, 33.7 million shares remain authorized for repurchase.

Item 6. Exhibits.

4.1
Third Supplemental Indenture, dated as of May 8, 2019, between Norfolk Southern Corporation and U.S. Bank National Association, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 8, 2019.

10.1
Amendment No. 14, dated as of May 31, 2019, to Transfer and Administration Agreement, dated as of November 8, 2007, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on June 3, 2019.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2019 and 2018; (iii) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the first six months of 2019 and 2018; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 24, 2019	/s/ Jason A. Zampi
Jason A. Zampi Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 24, 2019	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)