Form 10-Q
period 2019-09-30
NORFOLK SOUTHERN CORP
filed 2019-10-23
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock ($1.00 par value per share)	260,746,663	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	($ in millions, except per share amounts)

Railway operating revenues	$2,841	$2,947	$8,606	$8,562

Railway operating expenses:
Compensation and benefits	682	725	2,121	2,168
Purchased services and rents	423	450	1,265	1,281
Fuel	226	274	730	812
Depreciation	286	276	853	821
Materials and other	228	202	610	599

Total railway operating expenses	1,845	1,927	5,579	5,681

Income from railway operations	996	1,020	3,027	2,881

Other income – net	22	30	88	67
Interest expense on debt	150	142	452	409

Income before income taxes	868	908	2,663	2,539

Income taxes	211	206	607	575

Net income	$657	$702	$2,056	$1,964

Earnings per share:
Basic	$2.50	$2.54	$7.76	$7.00
Diluted	2.49	2.52	7.70	6.95

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	($ in millions)

Net income	$657	$702	$2,056	$1,964
Other comprehensive income, before tax:
Pension and other postretirement benefits	5	8	15	9
Other comprehensive income (loss) of equity investees	—	—	(1)	2
Other comprehensive income, before tax	5	8	14	11

Income tax expense related to items of
other comprehensive income	(1)	(2)	(4)	(2)

Other comprehensive income, net of tax	4	6	10	9

Total comprehensive income	$661	$708	$2,066	$1,973

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$452	$358
Accounts receivable – net	973	1,009
Materials and supplies	266	207
Other current assets	325	288
Total current assets	2,016	1,862

Investments	3,376	3,109
Properties less accumulated depreciation of $12,381
and $12,374, respectively	31,394	31,091
Other assets	714	177

Total assets	$37,500	$36,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,407	$1,505
Short-term debt	350	—
Income and other taxes	202	255
Other current liabilities	401	246
Current maturities of long-term debt	401	585
Total current liabilities	2,761	2,591

Long-term debt	11,085	10,560
Other liabilities	1,727	1,266
Deferred income taxes	6,689	6,460

Total liabilities	22,262	20,877

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 260,746,663 and 268,098,472 shares,
respectively, net of treasury shares	262	269
Additional paid-in capital	2,219	2,216
Accumulated other comprehensive loss	(553)	(563)
Retained income	13,310	13,440

Total stockholders’ equity	15,238	15,362

Total liabilities and stockholders’ equity	$37,500	$36,239

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2019	2018
	($ in millions)

Cash flows from operating activities:
Net income	$2,056	$1,964
Reconciliation of net income to net cash provided by operating activities:
Depreciation	854	822
Deferred income taxes	225	138
Gains and losses on properties	(4)	(26)
Changes in assets and liabilities affecting operations:
Accounts receivable	34	(102)
Materials and supplies	(59)	(45)
Other current assets	40	45
Current liabilities other than debt	(72)	173
Other – net	(77)	(85)

Net cash provided by operating activities	2,997	2,884

Cash flows from investing activities:
Property additions	(1,494)	(1,326)
Property sales and other transactions	282	93
Investment purchases	(12)	(4)
Investment sales and other transactions	(99)	96

Net cash used in investing activities	(1,323)	(1,141)

Cash flows from financing activities:
Dividends	(705)	(627)
Common stock transactions	21	38
Purchase and retirement of common stock	(1,550)	(2,300)
Proceeds from borrowings – net of issuance costs	1,404	2,023
Debt repayments	(750)	(750)

Net cash used in financing activities	(1,580)	(1,616)

Net increase in cash, cash equivalents,
and restricted cash	94	127

Cash, cash equivalents, and restricted cash:
At beginning of year	446	690

At end of period	$540	$817

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$392	$327
Income taxes (net of refunds)	404	314

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2018	$269	$2,216	$(563)	$13,440	$15,362

Comprehensive income:
Net income				677	677
Other comprehensive income			3		3
Total comprehensive income					680
Dividends on common stock,
$0.86 per share				(230)	(230)
Share repurchases	(3)	(22)		(475)	(500)
Stock-based compensation	1	19		(1)	19

Balance at March 31, 2019	267	2,213	(560)	13,411	15,331

Comprehensive income:
Net income				722	722
Other comprehensive income			3		3
Total comprehensive income					725
Dividends on common stock,
$0.86 per share				(228)	(228)
Share repurchases	(2)	(22)		(526)	(550)
Stock-based compensation		35		(2)	33

Balance at June 30, 2019	265	2,226	(557)	13,377	15,311

Comprehensive income:
Net income				657	657
Other comprehensive income			4		4
Total comprehensive income					661
Dividends on common stock,
$0.94 per share				(247)	(247)
Share repurchases	(3)	(21)		(476)	(500)
Stock-based compensation		14		(1)	13

Balance at September 30, 2019	$262	$2,219	$(553)	$13,310	$15,238

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2017	$285	$2,254	$(356)	$14,176	$16,359

Comprehensive income:
Net income				552	552
Other comprehensive loss			(4)		(4)
Total comprehensive income					548
Dividends on common stock,
$0.72 per share				(205)	(205)
Share repurchases	(2)	(16)		(282)	(300)
Stock-based compensation	1	17		(2)	16
Reclassification of stranded
tax effects			(88)	88	—

Balance at March 31, 2018	284	2,255	(448)	14,327	16,418

Comprehensive income:
Net income				710	710
Other comprehensive income			7		7
Total comprehensive income					717
Dividends on common stock,
$0.72 per share				(203)	(203)
Share repurchases	(3)	(20)		(377)	(400)
Stock-based compensation		28		(1)	27

Balance at June 30, 2018	281	2,263	(441)	14,456	16,559

Comprehensive income:
Net income				702	702
Other comprehensive income			6		6
Total comprehensive income					708
Dividends on common stock,
$0.80 per share				(219)	(219)
Share repurchases	(8)	(300)		(1,292)	(1,600)
Stock-based compensation	1	33		(2)	32

Balance at September 30, 2018	$274	$1,996	$(435)	$13,645	$15,480

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2019, and December 31, 2018, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2019 and 2018, and our cash flows for the first nine months of 2019 and 2018 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2019	2018	2019	2018
Merchandise:	($ in millions)
Chemicals	$481	$481	$1,406	$1,400
Agriculture products	394	388	1,185	1,124
Metals and construction	391	401	1,192	1,170
Automotive	247	245	749	741
Forest and consumer	218	222	641	625
Merchandise	1,731	1,737	5,173	5,060
Intermodal	707	746	2,127	2,138
Coal	403	464	1,306	1,364

Total	$2,841	$2,947	$8,606	$8,562

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

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of September 30, 2019 or December 31, 2018.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2019	December 31, 2018
	($ in millions)
Customer	$720	$740
Non-customer	253	269

Accounts receivable – net	$973	$1,009

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million and $55 million at September 30, 2019 and December 31, 2018, respectively.  During the third quarter of 2019, we wrote off a $32 million non-current customer receivable resulting from a legal dispute and this expense is included in “Materials and other” on the Consolidated Statements of Income.   We do not have any material contract assets or liabilities.

Certain ancillary services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarter and first nine months of 2019 and 4% for the third quarter and first nine months of 2018.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	($ in millions)
Stock-based compensation expense	$10	$12	$46	$41
Total tax benefit	3	9	34	29

During 2019, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer under delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	1,190	$40.98	45,110	$45.80
RSUs	5,610	176.40	216,800	164.20
PSUs	2,090	168.73	98,860	160.42

Stock Options

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	($ in millions)
Stock options exercised	55,155	327,275	677,072	797,389
Cash received upon exercise	$3	$23	$47	$56
Related tax benefit realized	1	7	16	14

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

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	($ in millions)
RSUs vested	142	—	166,197	160,200
Common Stock issued net of tax withholding	102	—	119,346	99,968
Related tax benefit realized	$—	$—	$2	$3

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2019 or 2018.

	First Nine Months
	2019	2018
	($ in millions)
PSUs earned	331,099	154,189
Common Stock issued net of tax withholding	221,241	94,399
Related tax benefit realized	$9	$3

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in millions)

Net income	$657	$702	$657	$702
Dividend equivalent payments	(1)	(2)	—	—

Income available to common stockholders	$656	$700	$657	$702

Weighted-average shares outstanding	262.1	275.5	262.1	275.5
Dilutive effect of outstanding options
and share-settled awards			2.2	2.7

Adjusted weighted-average shares outstanding			264.3	278.2

Earnings per share	$2.50	$2.54	$2.49	$2.52

	Basic		Diluted
	First Nine Months
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in millions)

Net income	$2,056	$1,964	$2,056	$1,964
Dividend equivalent payments	(4)	(4)	—	(1)

Income available to common stockholders	$2,052	$1,960	$2,056	$1,963

Weighted-average shares outstanding	264.6	280.1	264.6	280.1
Dilutive effect of outstanding options
and share-settled awards			2.3	2.5

Adjusted weighted-average shares outstanding			266.9	282.6

Earnings per share	$7.76	$7.00	$7.70	$6.95

During the third quarters and first nine months of 2019 and 2018, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no awards outstanding that were antidilutive for both the third quarters and first nine months ended September 30, 2019 and 2018.

4. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported on the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine Months Ended September 30, 2019
Pensions and other
postretirement liabilities	$(497)	$—	$—	$11	$(486)
Other comprehensive loss
of equity investees	(66)	(1)	—	—	(67)

Accumulated other
comprehensive loss	$(563)	$(1)	$—	$11	$(553)

Nine Months Ended September 30, 2018
Pensions and other
postretirement liabilities	$(300)	$(11)	$(86)	$18	$(379)
Other comprehensive income
(loss) of equity investees	(56)	2	(2)	—	(56)

Accumulated other
comprehensive loss	$(356)	$(9)	$(88)	$18	$(435)

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

5.  Stock Repurchase Program

We repurchased and retired 8.4 million shares of Common Stock under our stock repurchase program during the first nine months of 2019, at a cost of $1.6 billion. During the first nine months of 2018, we repurchased and retired 12.8 million shares (5.7 million under an accelerated share repurchase program and 7.1 million shares under our ongoing program) at a cost of $2.1 billion.

Since the beginning of 2006, we have repurchased and retired 194.0 million shares at a total cost of $15.7 billion.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.4 billion at September 30, 2019, and $1.3 billion at December 31, 2018.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $37 million and $38 million for the third quarters of 2019 and 2018, respectively, and $112 million for both the first nine months of 2019 and 2018. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents” was $13 million and $12 million for the third quarters of 2019 and 2018, respectively, and $36 million and $46 million for the first nine months of 2019 and 2018, respectively.

“Other liabilities” includes $280 million at both September 30, 2019, and December 31, 2018, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $61 million and $64 million of expense for the third quarters of 2019 and 2018, respectively, and $183 million and $197 million for the first nine months of 2019 and 2018, respectively. Our equity in the earnings of TTX, also included in “Purchased services and rents,” totaled $19 million and $16 million for the third quarters of 2019 and 2018, respectively, and $44 million and $49 million for the first nine months of 2019 and 2018, respectively.

7.  Debt

In May 2019, we issued $200 million of 3.80% senior notes due 2028, $400 million of 4.10% senior notes due 2049, and $200 million of 5.10% senior notes due 2118.

In May 2019, we renewed and amended our accounts receivable securitization program, increasing borrowing capacity from $400 million to $450 million with a term expiring in May 2020. We had $350 million outstanding at September 30, 2019 reflected as “Short-term debt” on the Consolidated Balance Sheets, and no amounts outstanding at December 31, 2018.

The “Cash, cash equivalents, and restricted cash” line item on the Consolidated Statements of Cash Flows includes restricted cash of $88 million at both September 30, 2019 and December 31, 2018, reflecting deposits held by a third-party bond agent as collateral for certain debt obligations maturing in October 2019. The restricted cash balance is included as part of “Other current assets” on the Consolidated Balance Sheets in both periods.

8. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Upon adoption of the standard, we recognized ROU assets and corresponding lease liabilities of $586 million on the Consolidated Balance Sheets as of January 1, 2019. There were no adjustments to “Retained income” on adoption.

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

Our equipment leases have remaining terms of less than 1 year to 9 years and our lines of road and land leases have remaining terms of less than 1 year to 138 years. Some of these leases include options to extend the leases for up to 99 years, and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components.

Operating lease amounts included on the Consolidated Balance Sheet were as follows:

		September 30, 2019
Assets	Classification	($ in millions)
ROU assets	Other assets	$561

Liabilities
Current lease liabilities	Other current liabilities	$97
Non-current lease liabilities	Other liabilities	464

Total lease liabilities		$561

The components of total lease expense, primarily included in “Purchased services and rents,” were as follows:

	Third Quarter	First Nine Months
	2019	2019
	($ in millions)
Operating lease expense	$29	$85
Variable lease expense	15	43
Short-term lease expense	1	4

Total lease expense	$45	$132

At September 30, 2019, we do not have any material finance lease assets or liabilities, nor do we have any material subleases.

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

Other information related to operating leases was as follows:

September 30, 2019

Weighted-average remaining lease term (years) on operating leases	8.32

Weighted-average discount rates on operating leases	3.52%

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

During the first nine months of 2019, right-of-use assets obtained in exchange for new operating lease liabilities were $47 million. During the first nine months of 2019, cash paid for amounts included in the measurement of lease liabilities was $85 million in operating cash flows from operating leases. During the first quarter, cash proceeds from a sale and leaseback transaction were $82 million and the gain on the transaction was $15 million.

Future minimum lease payments under non-cancellable operating leases were as follows:

September 30, 2019
($ in millions)
2019 - 3 months	$30
2020	110
2021	103
2022	79
2023	69
2024 and subsequent years	266
Total lease payments	657
Less: Interest	96

Present value of lease liabilities	$561

Undiscounted future minimum lease payments under non-cancellable operating leases accounted for under ASC 840 “Leases” were as follows:

December 31, 2018
($ in millions)
2019	$101
2020	95
2021	88
2022	75
2023	69
2024 and subsequent years	267

Total	$695

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

Pension and postretirement benefit cost components for the third quarters and first nine months were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2019	2018	2019	2018
	($ in millions)

Service cost	$9	$9	$2	$2
Interest cost	24	21	4	4
Expected return on plan assets	(45)	(44)	(4)	(4)
Amortization of net losses	11	14	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(1)	$—	$(4)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2019	2018	2019	2018
	($ in millions)

Service cost	$26	$29	$5	$6
Interest cost	70	63	13	12
Expected return on plan assets	(134)	(133)	(11)	(12)
Amortization of net losses	33	42	—	—
Amortization of prior service benefit	—	—	(18)	(18)

Net expense (benefit)	$(5)	$1	$(11)	$(12)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2019 or December 31, 2018. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(11,486)	$(14,131)	$(11,145)	$(12,203)

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

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $60 million and $55 million at September 30, 2019 and December 31, 2018, respectively, of which $15 million is classified as a current liability at both dates. At September 30, 2019, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 113 known locations and projects compared with 114 locations and projects at December 31, 2018. At September 30, 2019, sixteen sites accounted for $42 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

12. New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which will replace the current incurred loss impairment method with a method that reflects expected credit losses. The new standard is effective as of January 1, 2020, and early adoption is permitted as of January 1, 2019. Because credit losses associated from our accounts receivables have historically been insignificant, we do not expect this standard to have a material effect on our financial statements. We will not adopt the standard early.

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

Our third quarter 2019 results reflect the commitment to the implementation of our new strategic plan that we unveiled in February. We achieved a record low third-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 64.9%. The new operating plan drove improvements in the velocity and fluidity of the network allowing for reduced operating expenses.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change
Income from railway operations	$996	$1,020	(2%)	$3,027	$2,881	5%
Net income	$657	$702	(6%)	$2,056	$1,964	5%
Diluted earnings per share	$2.49	$2.52	(1%)	$7.70	$6.95	11%
Railway operating ratio (percent)	64.9	65.4	(1%)	64.8	66.4	(2%)

Income from railway operations decreased in the third quarter, but increased for the first nine months.  The decrease in the third quarter was primarily the result of lower operating revenues partially offset by decreased compensation expense, lower equipment rents, and declines in fuel prices.  Additionally, we wrote off a $32 million receivable as a result of a legal dispute.  Railway operating revenues decreased in the third quarter, driven by lower volumes, partially offset by higher average revenue per unit due to increased pricing.  Diluted earnings per share was down 1% in the third quarter as the 6% decline in net income was partially offset by a lower share count due to our ongoing share repurchase program.

For the first nine months, the increase in income from railway operations was primarily a result of increased pricing and decreased operating expenses. Railway operating revenues increased for the first nine months, driven by higher average revenue per unit, reflecting pricing gains, which more than offset volume declines.  Decreased operating expenses were driven by declines in fuel prices, lower equipment rents, and decreased compensation expense that were partially offset by an increase in depreciation and the aforementioned write-off. Our share repurchase program resulted in diluted earnings per share growth that exceeded that of net income.

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

	Third Quarter			First Nine Months
Revenues	2019	2018	% change	2019	2018	% change
Merchandise:
Chemicals	$481	$481	—%	$1,406	$1,400	—%
Agriculture products	394	388	2%	1,185	1,124	5%
Metals and construction	391	401	(2%)	1,192	1,170	2%
Automotive	247	245	1%	749	741	1%
Forest and consumer	218	222	(2%)	641	625	3%
Merchandise	1,731	1,737	—%	5,173	5,060	2%
Intermodal	707	746	(5%)	2,127	2,138	(1%)
Coal	403	464	(13%)	1,306	1,364	(4%)

Total	$2,841	$2,947	(4%)	$8,606	$8,562	1%

Units
Merchandise:
Chemicals	130.1	134.7	(3%)	385.8	394.3	(2%)
Agriculture products	132.1	136.8	(3%)	404.3	404.1	—%
Metals and construction	191.0	199.9	(4%)	561.6	582.6	(4%)
Automotive	99.5	98.4	1%	299.4	305.9	(2%)
Forest and consumer	69.2	76.0	(9%)	207.2	220.5	(6%)
Merchandise	621.9	645.8	(4%)	1,858.3	1,907.4	(3%)
Intermodal	1,059.9	1,116.2	(5%)	3,179.4	3,257.2	(2%)
Coal	218.7	255.8	(15%)	713.3	778.5	(8%)

Total	1,900.5	2,017.8	(6%)	5,751.0	5,943.1	(3%)

Revenue per Unit
Merchandise:
Chemicals	$3,699	$3,573	4%	$3,645	$3,551	3%
Agriculture products	2,986	2,837	5%	2,932	2,781	5%
Metals and construction	2,045	2,006	2%	2,122	2,008	6%
Automotive	2,480	2,486	—%	2,502	2,422	3%
Forest and consumer	3,145	2,929	7%	3,091	2,838	9%
Merchandise	2,783	2,690	3%	2,784	2,653	5%
Intermodal	668	669	—%	669	656	2%
Coal	1,842	1,812	2%	1,831	1,752	5%
Total	1,495	1,461	2%	1,496	1,441	4%

Railway operating revenues decreased $106 million in the third quarter but increased $44 million for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(64)	$(38)	$(67)	$(130)	$(51)	$(114)
Fuel surcharge revenue	(10)	(12)	(14)	4	(8)	(23)
Rate, mix and other	68	11	20	239	48	79

Total	$(6)	$(39)	$(61)	$113	$(11)	$(58)

Most of our contracts include negotiated fuel surcharges, typically tied to either On-Highway Diesel (OHD) or West Texas Intermediate Crude Oil (WTI).  Approximately 90% of our revenue base is covered by these negotiated fuel surcharges, with about 80% tied to OHD. In the third quarter and first nine months of 2019, contracts tied to OHD accounted for over 95% of our fuel surcharge revenue. Revenues associated with these surcharges totaled $146 million and $182 million in the third quarters of 2019 and 2018, respectively, and $443 million and $470 million for the first nine months of 2019 and 2018, respectively.

Merchandise

Merchandise revenue decreased for the quarter but increased in the first nine months. Both periods benefited from higher average revenue per unit, a result of pricing gains. Volume declined in both periods.

Chemicals volume decreased in both periods driven by reduced shipments of natural gas liquids and inorganic chemicals, which were partially offset by gains in crude oil and municipal waste shipments.

Agriculture products volume declined in the third quarter largely driven by declines in ethanol and corn which more than offset an increase in soybeans. The first nine months remained flat with increases in corn and feed shipments offset by decreased ethanol shipments.

Metals and construction volume fell in both periods, largely the result of decreases in shipments of iron and steel, coil, scrap metal, and frac sand. These declines were partially offset by higher aggregates traffic due to improved service and an extended shipping season.

Automotive volume rose in the third quarter due to capacity from improved network fluidity, increased railcar availability, and increased truck and SUV production. Volume declined in the first nine months driven by decreased U.S. light vehicle production and railcar availability during the first quarter due to disruptions across the U.S. multilevel network.

Forest and consumer volume declined in both periods, reflecting decreases in pulpboard, lumber, kaolin, pulp, and graphic paper traffic.

Merchandise revenues for the remainder of the year are expected to decline, reflecting lower volume partially offset by higher average revenue per unit, driven by pricing gains.

Intermodal

Intermodal revenue decreased in both periods, primarily driven by volume decreases. The third quarter average revenue per unit remained flat, with pricing gains offset by declines in fuel surcharge revenue and negative mix associated with increased International volume. Revenue per unit for the first nine months increased driven by pricing gains partially offset by negative mix associated with increased International volume and declines in fuel surcharge revenue.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change

Domestic	643.2	704.0	(9%)	1,935.3	2,082.2	(7%)
International	416.7	412.2	1%	1,244.1	1,175.0	6%

Total	1,059.9	1,116.2	(5%)	3,179.4	3,257.2	(2%)

Domestic volumes fell in both periods, the result of stronger over-the-road competition and weaker customer demand. The first nine months were also impacted by severe weather in the Midwest earlier in the year. International volumes rose in both periods due to increased demand from existing and new accounts.

Intermodal revenues for the remainder of the year are expected to decrease, driven by volume declines partially offset by higher average revenue per unit due to pricing gains.

Coal

Coal revenues decreased in both periods, as volume declines were partially offset by higher average revenue per unit, the result of pricing gains.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change

Utility	14,124	16,213	(13%)	47,008	48,773	(4%)
Export	5,403	6,621	(18%)	18,417	21,775	(15%)
Domestic metallurgical	3,649	4,226	(14%)	10,431	11,624	(10%)
Industrial	1,125	1,352	(17%)	3,528	4,069	(13%)

Total	24,301	28,412	(14%)	79,384	86,241	(8%)

Utility coal tonnage declined in both periods due to low natural gas prices and additional renewable energy generating capacity. Export coal tonnage dropped in both periods as a result of weak thermal seaborne pricing and coal supply disruptions at select mines. Domestic metallurgical coal and coke fell in both periods due to softening domestic steel demand, customer sourcing changes, and plant outages. Industrial coal tonnage decreased in both periods as a result of customer sourcing changes and pressure from natural gas conversions.

Coal revenues for the remainder of the year are expected to decline. Utility demand continues to be negatively impacted by lower natural gas prices and increased renewable energy generating capacity.  Export will be impacted by a lower average revenue per unit, as a result of softening seaborne metallurgical prices, and reduced volume due to weak thermal seaborne pricing. Domestic metallurgical coal and coke volumes will continue to be impacted by softening domestic steel demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change

Compensation and benefits	$682	$725	(6%)	$2,121	$2,168	(2%)
Purchased services and rents	423	450	(6%)	1,265	1,281	(1%)
Fuel	226	274	(18%)	730	812	(10%)
Depreciation	286	276	4%	853	821	4%
Materials and other	228	202	13%	610	599	2%

Total	$1,845	$1,927	(4%)	$5,579	$5,681	(2%)

Compensation and benefits expense decreased in both periods as follows:

•	employment levels (down $34 million for the quarter and $58 million for the first nine months),

•	overtime and recrews (down $13 million for the quarter and $30 million for the first nine months),

•	incentive and stock-based compensation (down $4 million for the quarter and $26 million for the first nine months),

•	higher capitalized labor ($3 million for the quarter and $14 million for the first nine months),

•	increased pay rates (up $17 million for the quarter and $59 million for the first nine months),

•	2018 employment tax refund ($31 million unfavorable in the first nine months), and

•	other (down $6 million for the quarter and $9 million for the first nine months).

Average rail headcount for the quarter was down by about 2,400 compared with the third quarter 2018 and down by about 1,000 sequentially. We expect headcount at the end of the year to approximate 23,300.

Purchased services and rents declined in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change

Purchased services	$355	$347	2%	$1,048	$1,007	4%
Equipment rents	68	103	(34%)	217	274	(21%)

Total	$423	$450	(6%)	$1,265	$1,281	(1%)

The rise in purchased services in both periods was largely the result of increased technology-related expenses, headquarter relocation expenses, and intermodal-related costs, while the first nine months were also impacted by lower earnings in equity affiliates. These increases in both periods were partially offset by decreased transportation expenses. Equipment rents fell in both periods, primarily the result of increased network velocity and the absence of short-term locomotive resource costs incurred in the prior year.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both periods primarily due to lower locomotive fuel prices (down 13% in the third quarter and 8% in the first nine months), as well as decreased consumption (down 5% in the third quarter and 2% in the first nine months).

Materials and other expenses increased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2019	2018	% change	2019	2018	% change

Materials	$85	$95	(11%)	$254	$277	(8%)
Casualties and other claims	48	46	4%	147	131	12%
Other	95	61	56%	209	191	9%

Total	$228	$202	13%	$610	$599	2%

Materials costs decreased in both periods, due primarily to lower locomotive repair costs as a result of fewer locomotives in service. Casualties and other claims expenses increased slightly in the third quarter driven by higher personal injury costs partially offset by lower derailment costs. For the first nine months, the increase is largely a result of higher costs related to environmental remediation matters. Other expense increased in both periods due to the write off of a $32 million receivable as a result of a legal dispute. Other expense for the first nine months benefited from higher gains associated with property sales.

Other Income – Net

Other income – net decreased $8 million in the third quarter but increased $21 million for the first nine months. The decrease in the third quarter is primarily driven by lower gains on sales of non-operating property. The increase for the first nine months was driven by higher investment returns on corporate-owned life insurance, which more than offset a $28 million impairment loss recognized in the second quarter related to our natural resource assets that we are actively marketing to sell.

Income Taxes

The third-quarter effective tax rates were 24.3% and 22.7% for 2019 and 2018, respectively. The current quarter reflects decreased tax benefits on stock-based compensation. The year-to-date effective tax rates were 22.8% and 22.6% for the first nine months of 2019 and 2018, respectively.  The current year-to-date effective rate reflects increased tax benefits on stock-based compensation and higher returns on corporate-owned life insurance, while the prior year benefited from certain 2017 tax credits that were retroactively enacted and signed into law in early 2018.
FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $3.0 billion for the first nine months of 2019, compared with $2.9 billion for the same period of 2018, primarily due to improved operating results. We had working capital deficits of $745 million at September 30, 2019 and $729 million at December 31, 2018. Cash and cash equivalents totaled $452 million at September 30, 2019. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

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

Cash used in investing activities was $1.3 billion for the first nine months of 2019, compared with $1.1 billion in the same period last year, reflecting higher property additions and increased corporate owned life insurance activity partially offset by higher proceeds from property sales and other transactions.

Cash used in financing activities was $1.6 billion for the first nine months of 2019 and 2018. For the first nine months of 2019, there were lower repurchases of Common Stock, offset by lower proceeds from borrowing. We repurchased Common Stock totaling $1.6 billion in the first nine months of 2019 compared to $2.3 billion in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 43.7% at September 30, 2019, and 42.0% at December 31, 2018.

We have in place and available a $750 million credit agreement expiring in May 2021, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both September 30, 2019, and December 31, 2018, and are in compliance with all of its covenants. In May 2019, we renewed and amended our accounts receivable securitization program, increasing borrowing capacity from $400 million to $450 million with a term expiring in May 2020.  We had $350 million outstanding under this program at September 30, 2019, and no amounts outstanding at December 31, 2018.

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

OTHER MATTERS

Labor Agreements

Over 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The next round of bargaining will commence on November 1, 2019 with both management and the unions serving their formal proposals for changes to the collective bargaining agreements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2019.  Based on such evaluation, our officers have concluded that, at September 30, 2019, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2019, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

Item 1A. Risk Factors.

The risk factors included in our 2018 Form 10-K remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2019	930,199	$197.38	928,847	32,760,742
August 1-31, 2019	965,416	175.97	965,088	31,795,654
September 1-30, 2019	819,752	179.23	819,203	30,976,451

Total	2,715,367		2,713,138

(1)	Of this amount, 2,229 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.

(2)
On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of September 30, 2019, 31.0 million shares remain authorized for repurchase.

Item 6. Exhibits.

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended September 24, 2019, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on September 24, 2019.

10.1*,**	The description of Norfolk Southern Corporation optional executive physical reimbursement program, as amended effective July 26, 2019.

10.2*,**	The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective July 26, 2019.

10.3*	Offer Letter for Mark R. George, dated August 26, 2019, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019.

10.4*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Performance-Based Restricted Stock Units is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019.

10.5*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Restricted Stock Units is incorporated by reference to Exhibit 99.3 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019.

10.6*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

101**
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2019 and 2018; (iii) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2019 and 2018; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2019 and 2018; and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory arrangement.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 23, 2019	/s/ Jason A. Zampi
Jason A. Zampi Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 23, 2019	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)