Form 10-K
period 2019-12-31
NORFOLK SOUTHERN CORP
filed 2020-02-06
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended DECEMBER 31, 2019

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to___________
Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		52-1188014
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
Three Commercial Place		23510-2191
Norfolk,	Virginia
(Address of principal executive offices)		(Zip Code)
(757)		629-2680
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Norfolk Southern Corporation Common Stock (Par Value $1.00)	NSC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2019 was $52,456,511,032 (based on the closing price as quoted on the New York Stock Exchange on June 28, 2019).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2020: 257,844,180 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

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

We make available free of charge through our website, www.norfolksouthern.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  In addition, the following documents are available on our website and in print to any shareholder who requests them:
•Corporate Governance Guidelines
•Charters of the Committees of the Board of Directors
•The Thoroughbred Code of Ethics
•Code of Ethical Conduct for Senior Financial Officers
•Categorical Independence Standards for Directors
•Norfolk Southern Corporation Bylaws

K3

RAILROAD OPERATIONS – At December 31, 2019, our railroad operated approximately 19,500 route miles in 22 states and the District of Columbia.

Our system reaches many manufacturing plants, electric generating facilities, mines, distribution centers, transload facilities, and other businesses located in our service area.

Corridors with heaviest freight volume:
•New York City area to Chicago (via Allentown and Pittsburgh)
•Chicago to Macon (via Cincinnati, Chattanooga, and Atlanta)
•Central Ohio to Norfolk (via Columbus and Roanoke)
•Birmingham to Meridian
•Cleveland to Kansas City
•Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2019
	Route Miles	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,655	2,677	2,008	8,320	27,660
Operated under lease, contract or trackage
rights	4,796	1,889	407	840	7,932

Total	19,451	4,566	2,415	9,160	35,592

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Maryland Department of Transportation, and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our railroads’ operations for the past five years:

	Years ended December 31,
	2019	2018	2017	2016	2015

Revenue ton miles (billions)	194	207	201	191	200
Revenue per thousand revenue ton miles	$58.21	$55.25	$52.38	$51.91	$52.63
Revenue ton miles (thousands) per railroad employee	7,939	7,822	7,474	6,838	6,645
Ratio of railway operating expenses to railway
operating revenues (Railway operating ratio)	64.7%	65.4%	66.6%	69.6%	72.8%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $11.3 billion in 2019.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K5

MERCHANDISE – Our merchandise commodity group is composed of five groupings:
•Chemicals includes sulfur and related chemicals, petroleum products (including crude oil), chlorine and bleaching compounds, plastics, rubber, industrial chemicals, and chemical wastes.
•Agriculture products includes soybeans, wheat, corn, fertilizer, livestock and poultry feed, food products, food oils, flour, sweeteners, and ethanol.
•Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, sand, minerals, transportation equipment, and items for the U.S. military.
•Automotive includes finished motor vehicles and automotive parts.
•Forest and consumer includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, clay, beverages, canned goods, and consumer products

Merchandise carloads handled in 2019 were 2.4 million, the revenues from which accounted for 60% of our total railway operating revenues.

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers and asset owning companies. Intermodal units handled in 2019 were 4.2 million, the revenues from which accounted for 25% of our total railway operating revenues.

COAL – Revenues from coal accounted for 15% of our total railway operating revenues in 2019.  We handled 102 million tons, or 0.9 million carloads, in 2019, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 60 coal generation plants, as well as the export, domestic metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lamberts Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net property of approximately $32 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2019	2018	2017	2016	2015
	($ in millions)

Road and other property	$1,371	$1,276	$1,210	$1,292	$1,514
Equipment	648	675	513	595	658
Delaware & Hudson acquisition	—	—	—	—	213

Total	$2,019	$1,951	$1,723	$1,887	$2,385

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – At December 31, 2019, we owned or leased the following units of equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,711	—	3,711	14,234,300
Auxiliary units	178	—	178	—
Switching	17	—	17	23,800

Total locomotives	3,906	—	3,906	14,258,100

Freight cars:				(Tons)
Gondola	22,081	3,541	25,622	2,476,401
Hopper	9,877	—	9,877	1,109,777
Covered hopper	6,320	—	6,320	699,985
Box	4,432	747	5,179	388,615
Flat	1,572	387	1,959	190,213
Other	1,592	4	1,596	73,203

Total freight cars	45,874	4,679	50,553	4,938,194

Other:
Chassis	33,861	—	33,861
Containers	18,920	—	18,920
Work equipment	5,754	258	6,012
Vehicles	3,349	59	3,408
Miscellaneous	2,391	—	2,391

Total other	64,275	317	64,592

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2019:

	2019	2018	2017	2016	2015	2010- 2014	2005- 2009	2004 & Before	Total
Locomotives:
No. of units	35	15	55	66	8	325	359	3,043	3,906
% of fleet	1%	—%	2%	2%	—%	8%	9%	78%	100%

Freight cars:
No. of units	200	—	470	775	2,090	6,841	4,760	30,738	45,874
% of fleet	—%	—%	1%	2%	5%	15%	10%	67%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2019, and information regarding 2019 retirements:

	Locomotives	Freight Cars
Average age – in service	25.7 years	27.0 years
Retirements	250 units	8,825 units
Average age – retired	29.8 years	42.6 years

Track Maintenance – Of the approximately 35,600 total miles of track on which we operate, we are responsible for maintaining approximately 28,400 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 84% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 44% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2019.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2019	2018	2017	2016	2015
Track miles of rail installed	449	416	466	518	523
Miles of track surfaced	5,012	4,594	5,368	4,984	5,074
Crossties installed (millions)	2.4	2.2	2.5	2.3	2.4

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

EMPLOYEES – The following table shows the average number of employees and the average cost per employee for wages and benefits:

	2019	2018	2017	2016	2015

Average number of employees	24,587	26,662	27,110	28,044	30,456
Average wage cost per employee	$85,000	$83,000	$79,000	$76,000	$77,000
Average benefit cost per employee	$40,000	$39,000	$42,000	$35,000	$32,000

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

K8

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

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts are expected to continue in 2020.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

Government regulations are further discussed within Item 1A “Risk Factors” and the safety and security of our railroads are discussed within the “Security of Operations” section contained herein.

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

SECURITY OF OPERATIONS – We continue to enhance the security of our rail system. Our comprehensive security plan is modeled on and was developed in conjunction with the security plan prepared by the Association of American Railroads (AAR) post September 11, 2001. The AAR Security Plan defines four Alert Levels and details the actions and countermeasures that are being applied across the railroad industry to mitigate the risk of terrorist, violent extremist or seriously disruptive cyber-attack increases or decreases. The Alert Level actions include countermeasures that will be applied in three general areas: (1) operations (including transportation, engineering, and mechanical); (2) information technology and communications; and, (3) railroad police. All of our Operations Division employees are advised by their supervisors or train dispatchers, as appropriate, of any change in Alert Level and any additional responsibilities they may incur due to such change.

Our security plan also complies with U.S. Department of Transportation (DOT) security regulations pertaining to training and security plans with respect to the transportation of hazardous materials. As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety,
K9

and is integrated into hazardous material training programs. Additionally, location-specific security plans are in place for rail corridors in certain metropolitan areas referred to as High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in a HTUA by: (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) reducing the number of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local, and tribal governments to identify those locations where security risks are the highest.

We also operate six facilities that are under U.S. Coast Guard (USCG) Maritime Security Regulations. With respect to these facilities, each facility’s security plan has been approved by the applicable Captain of the Port and remains subject to inspection by the USCG.

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

In 2019, through the Norfolk Southern Operation Awareness and Response Program as well as participation in the Transportation Community Awareness and Emergency Response Program, we provided rail accident response training to approximately 5,700 emergency responders, such as local police and fire personnel. Our other training efforts throughout 2019 included participation in tabletop and full scale exercises for local, state, and federal agencies. We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Course conducted at the AAR Transportation Technology Center in Pueblo, Colorado.

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

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT and the DHS, which regulate most aspects of our operations related to safety and security. The Rail Safety Improvement Act of 2008, the Surface Transportation Extension Act of 2015, and the implementing regulations promulgated by the FRA (collectively “the PTC laws and regulations”) require us (and each other Class I railroad) to implement, on certain mainline track where intercity and commuter passenger railroads operate and where TIH hazardous materials are
K10

transported, an interoperable positive train control system (PTC). PTC is a set of highly advanced technologies designed to prevent train-to-train collisions, speed-related derailments, and certain other accidents caused by human error, but PTC will not prevent all types of train accidents or incidents. We met the deadline under the PTC laws and regulations to install all hardware and to implement PTC on some of those rail lines, and we are required to fully implement PTC on the remainder of those rail lines by December 31, 2020. In addition, other railroads’ implementation schedules could impose additional interoperability requirements and accelerated timelines on us, which could impact our operations over other railroads if not met.

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
K11

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
K12

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

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed approximately 451 million gallons of diesel fuel in 2019. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could impact us as well as our customers and other transportation companies.

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

K13

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

Item 4. Mine Safety Disclosures

Not applicable.

K14

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2020, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

James A. Squires, 58, Chairman, President and Chief Executive Officer	Present position since October 1, 2015. Served as CEO since June 1, 2015. Served as President since June 1, 2013.

Ann A. Adams, 49, Executive Vice President and Chief Transformation Officer
Present position since April 1, 2019.
Served as Vice President Human Resources from April 1, 2016 to April 1, 2019. Served as Assistant Vice President Human Resources from July 1, 2012 to April 1, 2016.

Mark R. George, 52, Executive Vice President – Finance and Chief Financial Officer
Present position since November 1, 2019.
Prior to joining Norfolk Southern, served as Vice President, Finance and Chief Financial Officer at segments of United Technologies Corporation. The positions were Vice President Finance, Strategy, IT and Chief Financial Officer at Otis Elevator Company from October 2015 to May 2019, and Vice President Finance and Chief Financial Officer at Carrier Corporation from September 2008 until September 2015, and again June 2019 until joining Norfolk Southern.

John M. Scheib, 48, Executive Vice President and Chief Strategy Officer
Present position since April 1, 2019.
Served as Executive Vice President – Law and Administration and Chief Legal Officer from March 1, 2018 to April 1, 2019. Served as Senior Vice President Law and Corporate Relations from October 1, 2017, to March 1, 2018. Served as Vice President Law from December 1, 2016, to October 1, 2017. Served as General Counsel from August 16, 2010, to December 1, 2016.

Alan H. Shaw, 52, Executive Vice President and Chief Marketing Officer	Present position since May 16, 2015. Served as Vice President Intermodal Operations from November 1, 2013 to May 16, 2015.

Michael J. Wheeler, 57, Executive Vice President and Chief Operating Officer
Present position since February 1, 2016.
Served as Senior Vice President Operations from October 1, 2015 to February 1, 2016. Served as Vice President Engineering from November 1, 2012 to October 1, 2015.

Jason A. Zampi, 45, Vice President and Controller
Present position since December 16, 2018.
Served as Assistant Vice President Corporate Accounting from April 1, 2016 to December 16, 2018. Served as Director Accounting Research and Analysis from May 1, 2014 to April 1, 2016.

K15

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 23,273 stockholders of record as of December 31, 2019, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2019	1,024,028	$178.89	1,020,083	29,956,368
November 1-30, 2019	923,726	192.84	922,109	29,034,259
December 1-31, 2019	987,478	191.40	987,478	28,046,781

Total	2,935,232		2,929,670

(1)Of this amount, 5,562 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2019, 28.0 million shares remain authorized for repurchase.
K16

Item 6. Selected Financial Data
FIVE-YEAR FINANCIAL REVIEW

	2019	2018	2017	2016	2015
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$11,296	$11,458	$10,551	$9,888	$10,511
Railway operating expenses	7,307	7,499	7,029	6,879	7,656
Income from railway operations	3,989	3,959	3,522	3,009	2,855

Other income – net	106	67	156	136	132
Interest expense on debt	604	557	550	563	545
Income before income taxes	3,491	3,469	3,128	2,582	2,442

Income taxes	769	803	(2,276)	914	886
Net income	$2,722	$2,666	$5,404	$1,668	$1,556

PER SHARE DATA
Basic earnings per share	$10.32	$9.58	$18.76	$5.66	$5.13
Diluted earnings per share	10.25	9.51	18.61	5.62	5.10
Dividends	3.60	3.04	2.44	2.36	2.36
Stockholders’ equity at year-end	58.87	57.30	57.57	42.73	40.93

FINANCIAL POSITION
Total assets	$37,923	$36,239	$35,711	$34,892	$34,139
Total debt	12,196	11,145	9,836	10,212	10,093
Stockholders’ equity	15,184	15,362	16,359	12,409	12,188

OTHER
Property additions	$2,019	$1,951	$1,723	$1,887	$2,385

Average number of shares outstanding (thousands)	263,270	277,708	287,861	293,943	301,873
Number of stockholders at year-end	23,273	24,475	25,737	27,288	28,443
Average number of employees:
Rail	24,442	26,512	26,955	27,856	30,057
Nonrail	145	150	155	188	399
Total	24,587	26,662	27,110	28,044	30,456

Note 1:  In 2017, as a result of the enactment of tax reform, “Railway operating expenses” included a $151 million benefit and “Income taxes” included a $3,331 million benefit, which added $3,482 million to “Net income” and $12.00 to “Diluted earnings per share.”
Note 2: On January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months. As a result of the adoption, the Consolidated Balance Sheets at December 31, 2019 includes the recognition of ROU assets of $539 million and corresponding lease liabilities of $538 million.

See accompanying consolidated financial statements and notes thereto.
K17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 19,500 route miles in 22 states and the District of Columbia, serves every major container port in the eastern United States, and provides efficient connections to other rail carriers.  Norfolk Southern is a major transporter of industrial products, including chemicals, agriculture, and metals and construction materials. In addition, we operate the most extensive intermodal network in the East and are a principal carrier of coal, automobiles, and automotive parts.

The execution of the initiatives in our strategic plan allowed us to achieve records for income from railway operations and railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) for the year. We continued our focus on improving the efficiency of our operations and utilization of our assets, allowing us to reduce our operating expenses by 3% in the face of a 1% revenue decline.

SUMMARIZED RESULTS OF OPERATIONS

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ in millions, except per share amounts)			(% change)

Income from railway operations	$3,989	$3,959	$3,522	1%	12%
Net income	$2,722	$2,666	$5,404	2%	(51%)
Diluted earnings per share	$10.25	$9.51	$18.61	8%	(49%)
Railway operating ratio (percent)	64.7	65.4	66.6	(1%)	(2%)

Income from railway operations rose in 2019 as a 3% reduction in railway operating expenses more than offset the impact of a 1% decline in railway operating revenues. In addition to higher income from railway operations, net income and diluted earnings per share growth in 2019 also benefited from a lower effective tax rate. Our continuing share repurchase program contributed to diluted earnings per share growth that exceeded that of net income.

On December 22, 2017, the Tax Cuts and Jobs Act (“tax reform”) was signed into law. The following table adjusts our 2017 U.S. Generally Accepted Accounting Principles (GAAP) financial results to exclude the effects of tax reform, specifically, the effects of remeasurement of net deferred tax liabilities related to the reduction of the federal tax rate from 35% to 21% (the “2017 tax adjustments”). We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2017 tax adjustments. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

K18

Reconciliation of Non-GAAP Financial Measures

	Reported 2017 (GAAP)	2017 tax adjustments	Adjusted 2017 (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$3,522	$(151)	$3,371
Net income	$5,404	$(3,482)	$1,922
Diluted earnings per share	$18.61	$(12.00)	$6.61
Railway operating ratio (percent)	66.6	1.5	68.1

In the table below and the paragraph following, references to 2017 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

					2018 vs.
			Adjusted		Adjusted
			2017	2019	2017
	2019	2018	(non-GAAP)	vs. 2018	(non-GAAP)
	($ in millions, except per share amounts)			(% change)

Income from railway operations	$3,989	$3,959	$3,371	1%	17%
Net income	$2,722	$2,666	$1,922	2%	39%
Diluted earnings per share	$10.25	$9.51	$6.61	8%	44%
Railway operating ratio (percent)	64.7	65.4	68.1	(1%)	(4%)

Income from railway operations increased in 2018 as compared to 2017, as a 9% increase in railway operating revenues more than offset a 4% increase in adjusted operating expenses. In addition to higher income from railway operations, net income and diluted earnings per share growth in 2018 also benefited from a lower effective tax rate, primarily due to the enactment of tax reform. Finally, our share repurchase program resulted in diluted earnings per share growth that exceeded that of net income.

K19

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by major commodity group.  At the beginning of 2019, we made changes in the categorization of certain commodity groups within Merchandise. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation (see Note 2).

	Revenues			2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ in millions)			(% change)
Merchandise:
Chemicals	$1,874	$1,858	$1,710	1%	9%
Agriculture products	1,567	1,514	1,416	4%	7%
Metals and construction	1,522	1,539	1,481	(1%)	4%
Automotive	994	991	955	—%	4%
Forest and consumer	846	842	795	—%	6%
Merchandise	6,803	6,744	6,357	1%	6%
Intermodal	2,824	2,893	2,452	(2%)	18%
Coal	1,669	1,821	1,742	(8%)	5%
Total	$11,296	$11,458	$10,551	(1%)	9%

	Units			2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	(in thousands)			(% change)
Merchandise:
Chemicals	514.9	523.3	488.6	(2%)	7%
Agriculture products	528.5	538.9	524.8	(2%)	3%
Metals and construction	721.3	759.7	761.2	(5%)	—%
Automotive	394.7	403.9	423.1	(2%)	(5%)
Forest and consumer	273.0	293.3	293.7	(7%)	—%
Merchandise	2,432.4	2,519.1	2,491.4	(3%)	1%
Intermodal	4,207.2	4,375.7	4,074.1	(4%)	7%
Coal	914.0	1,033.5	1,046.0	(12%)	(1%)
Total	7,553.6	7,928.3	7,611.5	(5%)	4%

	Revenue per Unit			2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ per unit)			(% change)
Merchandise:
Chemicals	$3,640	$3,551	$3,501	3%	1%
Agriculture products	2,964	2,809	2,697	6%	4%
Metals and construction	2,110	2,026	1,946	4%	4%
Automotive	2,517	2,453	2,257	3%	9%
Forest and consumer	3,101	2,870	2,706	8%	6%
Merchandise	2,797	2,677	2,552	4%	5%
Intermodal	671	661	602	2%	10%
Coal	1,826	1,762	1,665	4%	6%
Total	1,495	1,445	1,386	3%	4%
K20

Revenues decreased $162 million in 2019 but increased $907 million in 2018 compared to the prior years. As reflected in the table below, lower 2019 revenues were the result of decreased volumes, partially offset by higher average revenue per unit, driven by pricing gains. The rise in 2018 revenues was the result of higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue, partially offset by the mix-related impacts of increased intermodal volume and decreased coal volume. In addition, overall volume also increased.

The table below reflects the components of the revenue change by major commodity group.

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(232)	$(111)	$(210)	$71	$182	$(21)
Fuel surcharge
revenue	(14)	(30)	(35)	119	159	20
Rate, mix and
other	305	72	93	197	100	80

Total	$59	$(69)	$(152)	$387	$441	$79

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. These revenues totaled $578 million, $657 million, and $359 million in 2019, 2018, and 2017, respectively.

For 2020, merchandise and intermodal revenues are expected to increase, while coal revenues are anticipated to decline, resulting in overall revenues that are expected to be flat.

MERCHANDISE revenues increased in both 2019 and 2018 compared with the prior years. In 2019, revenues grew due to higher average revenue per unit, driven by pricing gains, which were partially offset by volume declines in all commodity groups. In 2018, revenues grew due to higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue, as well as higher volumes. Volume gains in chemicals and agriculture products were partially offset by declines in automotive traffic.

Chemicals revenues rose in both 2019 and 2018 compared with the prior years. In 2019, the rise was the result of higher average revenue per unit, due to pricing gains, which were partially offset by volume declines. Volume declines in natural gas, petroleum products, organic and inorganic chemicals, and plastics were partially offset by gains in crude oil and municipal waste. In 2018, the rise was the result of higher volume and higher average revenue per unit, due to pricing gains and higher fuel surcharge revenue. Volumes grew due to increased shipments of crude oil, liquefied petroleum gas, plastics, and municipal waste shipments, partially offset by a decrease in coal ash shipments.

Agriculture products revenues rose in both 2019 and 2018 compared to the prior years. Growth in 2019 was due to higher average revenue per unit, a result of pricing gains, which more than offset volume declines. Volumes were down due to decreased shipments of ethanol, soybeans, and fertilizer, partially offset by increases in corn shipments. Growth in 2018 was due to higher average revenue per unit, a result of pricing gains and higher fuel surcharge revenues, and higher volume. Higher ethanol and fertilizer shipments more than offset declines in soybean and corn shipments.

Metals and construction revenues declined in 2019 but increased in 2018 compared to the prior years. In 2019, volume declines were largely offset by higher average revenue per unit, the result of pricing gains. Volume declines in iron and steel, coil, sand, and scrap metal were partially offset by increases in aggregates shipments due to improved service and market strength. In 2018, higher average revenue per unit, the result of pricing gains and
K21

higher fuel surcharge revenue, drove the increase while volumes remained flat. Volume increases in frac sand shipments for use in natural gas drilling in the Marcellus and Utica regions were offset by declines in aggregates, cement, aluminum, and iron and steel.

Automotive revenues were flat in 2019 and increased in 2018 compared to the prior years. In 2019, higher average revenue per unit, driven by price increases, offset volume declines that were primarily the result of decreases in U.S. light vehicle production and the United Automobile Workers strike in the fourth quarter. In 2018, higher average revenue per unit, driven by price increases and higher fuel surcharge revenues, more than offset volume declines. Traffic declines were the result of shortages of availability of multilevel equipment and scheduled automotive plant downtime.

Forest and consumer revenues were flat in 2019 and increased in 2018 compared to the prior years. In 2019, higher average revenue per unit, the result of pricing gains, offset volume declines. Volume declines were primarily driven by reduced shipments of pulpboard, lumber and wood, and kaolin. In 2018, higher average revenue per unit, the result of pricing gains and higher fuel surcharge revenue drove the increase while volumes remained flat. Gains in pulpboard, a result of tightened truck capacity, were offset by decreases in pulp, woodchip, and graphic paper.

INTERMODAL revenues decreased in 2019, but increased considerably in 2018 compared to the prior years. The decline in 2019 was driven by lower volumes, which were partially offset by higher average revenue per unit, a result of pricing gains. The rise in 2018 was driven by higher average revenue per unit, a result of increased fuel surcharge revenue and pricing gains, and higher volume.

Intermodal units by market were as follows:

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	(units in thousands)			(% change)

Domestic	2,593.5	2,801.1	2,585.0	(7%)	8%
International	1,613.7	1,574.6	1,489.1	2%	6%

Total	4,207.2	4,375.7	4,074.1	(4%)	7%

Domestic volume fell in 2019 but increased in 2018. Volume was challenged in 2019 by stronger over-the-road competition. The rise in 2018 benefited from continued highway conversions due to tighter capacity in the truck market, higher truckload pricing, and growth from existing accounts.

International volume increased in both periods reflecting increased demand from new and existing customers, despite 2019 volume being somewhat tempered by tariff concerns.

COAL revenues decreased in 2019, but increased in 2018 compared with the prior years. The decrease in 2019 was a result of lower volume, which was partially offset by higher average revenue per unit, driven by pricing gains. Revenue growth in 2018 was the result of higher average revenue per unit, largely the result of pricing gains, which more than offset volume declines.

K22

As shown in the following table, total tonnage decreased in both periods.

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	(tons in thousands)			(% change)

Utility	60,278	65,688	67,899	(8%)	(3%)
Export	23,324	28,046	26,460	(17%)	6%
Domestic metallurgical	13,562	15,500	15,675	(13%)	(1%)
Industrial	4,655	5,410	5,545	(14%)	(2%)

Total	101,819	114,644	115,579	(11%)	(1%)

Utility coal tonnage declined in both periods from continued headwinds from low natural gas prices as well as additional natural gas and renewable energy generating capacity, that were slightly offset by our service improvements and customer inventory rebuilding.

Export coal tonnage decreased in 2019 but increased in 2018. The decline in 2019 was a result of weak thermal seaborne pricing and coal supply disruptions at certain mines. The increase in 2018 was due to strong seaborne pricing that resulted in higher demand for U.S. coal.

Domestic metallurgical coal tonnage was down in both years. The decline in 2019 was a reflection of challenging overall market conditions including softening domestic steel demand, customer sourcing changes, and plant outages. The decline in 2018 was a reflection of customer sourcing changes.

Industrial coal tonnage decreased in both years driven by customer sourcing changes and pressure from natural gas conversions.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ in millions)			(% change)

Compensation and benefits	$2,751	$2,925	$2,979	(6%)	(2%)
Purchased services and rents	1,725	1,730	1,414	—%	22%
Fuel	953	1,087	840	(12%)	29%
Depreciation	1,138	1,102	1,055	3%	4%
Materials and other	740	655	741	13%	(12%)

Total	$7,307	$7,499	$7,029	(3%)	7%

In 2019, expenses fell as our strategic initiatives to improve productivity resulted in lower compensation, equipment rents, and materials expense. These decreases along with lower fuel prices and consumption were partially offset by lower gains on property sales, increased depreciation, and a write-off of a $32 million receivable as a result of a legal dispute. In 2018, expenses rose due to higher fuel prices as well as volume-related increases and costs associated with overall lower network velocity, partially offset by higher gains on property sales.
K23

Compensation and benefits decreased in 2019, reflecting changes in:

•employment levels (down $117 million),
•incentive and stock-based compensation (down $83 million),
•overtime and recrews (down $45 million),
•higher capitalized labor ($9 million),
•2018 employment tax refund ($31 million unfavorable in 2019),
•pay rates (up $76 million), and
•other (down $27 million).

In 2018, compensation and benefits decreased, a result of changes in:
•employment levels (down $61 million),
•health and welfare benefit rates for agreement employees (down $34 million),
•employment tax refund ($31 million benefit),
•incentive and stock-based compensation (down $7 million),
•pay rates (up $34 million),
•overtime and recrews (up $58 million), and
•other (down $13 million).

Our employment averaged 24,587 in 2019, compared with 26,662 in 2018, and 27,110 in 2017.

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

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ in millions)			(% change)

Purchased services	$1,434	$1,367	$1,233	5%	11%
Equipment rents	291	363	181	(20%)	101%

Total	$1,725	$1,730	$1,414	—%	22%

The increase in purchased services in 2019 was the result of increased technology-related expenses, expenses associated with our headquarters relocation, and increased intermodal-related costs partially offset by decreased transportation activities. The increase in purchased services in 2018 was largely the result of the absence of the benefit from the 2017 tax adjustments, higher intermodal volume-related costs, additional transportation and engineering activities as well as higher technology costs.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, decreased in 2019, but increased in 2018. In 2019, the decrease was largely due to improved network velocity and the absence of short-term locomotive resource costs incurred in the prior year. In 2018, the rise was due to the absence of the benefits from the 2017 tax adjustments, the impact of slower network velocity, the cost of additional short-term locomotive resources as well as growth in volume.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in 2019, but increased in 2018. The change in both years was principally due to locomotive fuel prices (down 8% in 2019 and up 25% in 2018) which decreased expenses $82 million in 2019 but increased expenses $208 million in 2018. Locomotive fuel consumption decreased 4% in 2019, but increased 3% in 2018. We consumed
K24

approximately 451 million gallons of diesel fuel in 2019, compared with 472 million gallons in 2018 and 458 million gallons in 2017.

Depreciation expense increased in both periods, a reflection of growth in our roadway and equipment capital base as we continue to invest in our infrastructure and rolling stock, and technology.

Materials and other expenses increased in 2019 but decreased in 2018 as shown in the following table.

				2019	2018
	2019	2018	2017	vs. 2018	vs. 2017
	($ in millions)			(% change)

Materials	$327	$362	$348	(10%)	4%
Casualties and other claims	193	176	145	10%	21%
Other	220	117	248	88%	(53%)

Total	$740	$655	$741	13%	(12%)

Materials expense decreased in 2019, due primarily to lower locomotive repair costs as a result of fewer locomotives in service. In 2018, the increase was primarily a result of higher locomotive repair costs.

Casualties and other claims expenses include the estimates of costs related to personal injury, property damage, and environmental matters. The 2019 expense increased, primarily the result of higher costs related to environmental remediation matters and higher personal injury costs. The 2018 expense increased, primarily the result of higher derailment-related costs.

Other expense increased in 2019 but decreased in 2018, largely a result of gains from sales of operating properties. Gains from operating property sales amounted to $64 million, $158 million, and $79 million in 2019, 2018, and 2017, respectively. In 2019, the increase was additionally impacted by the write-off of a $32 million receivable as a result of a legal dispute. In 2018, the decline was also impacted by the inclusion of net rental income from operating property previously included in “Other income – net” of $78 million, partially offset by increased costs as a result of the relocation of our train dispatchers to Atlanta, Georgia.

Other income – net

Other income – net increased in 2019 but decreased in 2018. The increase in 2019 was driven by higher returns on corporate-owned life insurance (COLI) investments and increased gains on sales of non-operating property, which more than offset a $49 million impairment loss related to our natural resource assets that we are actively marketing to sell. The decline in 2018 was driven by the absence of net rental income as discussed above and unfavorable returns from COLI investments.

Income Taxes

The effective income tax rate was 22.0% in 2019, compared with 23.1% in 2018 and negative 72.8% in 2017.  Both 2019 and 2018 benefited from favorable reductions in deferred taxes for state tax law changes and certain business tax credits, while 2019 and 2017 benefited from higher returns from COLI. Income taxes in 2018 benefited from the effects of the enactment of tax reform in late 2017 that lowered the federal corporate income tax rate. Income taxes in 2017 included a benefit of $3,331 million related to the effects of the enactment of tax reform from the reduction in our net deferred tax liabilities driven by the change in the federal rate. All three years benefited from favorable tax benefits associated with stock-based compensation.

K25

For 2020, we expect the effective income tax rate to range from 23% to 24%.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $3.9 billion in 2019, $3.7 billion in 2018, and $3.3 billion in 2017. The increases in both 2019 and 2018 were primarily the result of improved operating results. We had working capital deficits of $219 million and $729 million at December 31, 2019, and 2018, respectively. Cash, cash equivalents, and restricted cash totaled $580 million and $446 million at December 31, 2019, and 2018, respectively. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations.

Contractual obligations at December 31, 2019, include interest on fixed-rate long-term debt, long-term debt (Note 9), unconditional purchase obligations (Note 17), operating leases (Note 10), long-term advances from Conrail and agreements with Consolidated Rail Corporation (CRC) (Note 6), and unrecognized tax benefits (Note 4):

	Total	2020	2021 - 2022	2023 - 2024	2025 and Subsequent	Other
	($ in millions)

Interest on fixed-rate long-term debt	$15,285	$568	$1,070	$988	$12,659	$—
Long-term debt principal	13,005	316	1,189	1,000	10,500	—
Unconditional purchase obligations	1,225	499	521	82	123	—
Operating leases	630	110	183	131	206	—
Long-term advances from Conrail	280	—	—	—	280	—
Agreements with CRC	176	40	80	56	—	—
Unrecognized tax benefits*	24	—	—	—	—	24

Total	$30,625	$1,533	$3,043	$2,257	$23,768	$24

* This amount is shown in the Other column because the year of settlement cannot be reasonably estimated.

Off balance sheet arrangements consist primarily of unrecognized obligations, including unconditional purchase obligations and future interest payments on fixed-rate long-term debt, which are included in the table above. In addition, we entered into a synthetic lease during 2019 which is discussed further in Note 10.

Cash used in investing activities was $1.8 billion in 2019, compared with $1.7 billion in 2018, and $1.5 billion in 2017.  In 2019, increased corporate owned life insurance activity and higher property additions were partially offset by increased proceeds from property sales. In 2018, higher property additions drove the increase.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2020, we expect capital spending to approximate 16% to 18% of revenues.

Cash used in financing activities was $2.0 billion in 2019, compared with $2.3 billion in 2018, and $2.0 billion in 2017. Both year-over-year comparisons reflect higher debt repayments and increased dividends. In 2019, the decrease was also impacted by fewer repurchases of common stock. In 2018, the increase was also impacted by increased repurchases of common stock, but tempered by increased proceeds from borrowings.

Share repurchases totaled $2.1 billion in 2019, $2.8 billion in 2018, and $1.0 billion in 2017 for the purchase and retirement of 11.3 million, 17.1 million (including 7.0 million shares repurchased for $1.2 billion under the Accelerated Share Repurchase (ASR) program), and 8.2 million shares, respectively.  As of December 31, 2019, 28.0 million shares remain authorized by our Board of Directors for repurchase.  The timing and volume of future
K26

share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

In May 2019, we issued $200 million of 3.80% senior notes due 2028, $400 million of 4.10% senior notes due 2049, and $200 million of 5.10% senior notes due 2118. In November 2019, we issued $400 million of 2.55% senior notes due 2029, and $400 million of 3.40% senior notes due 2049.

In May 2019, we also renewed and amended our accounts receivable securitization program, increasing our maximum borrowing capacity from $400 million to $450 million with a term expiring in May 2020. We had no amounts outstanding at both December 31, 2019 and 2018.
We discuss our credit agreement and our accounts receivable securitization program in Note 9, and we have authority from our Board of Directors to issue an additional $1.6 billion of debt or equity securities through public or private sale, all of which provide for access to additional liquidity should the need arise. Our debt-to-total capitalization ratio was 44.5% at December 31, 2019, compared with 42.0% at December 31, 2018.

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

In recording our net pension benefit, we assumed a long-term investment rate of return of 8.25%, which was supported by the long-term total rate of return on plan assets since inception, as well as our expectation of future returns. A one-percentage point change to this rate of return assumption would result in a $23 million change in pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point change to this discount rate assumption would result in about an $18 million change in pension expense.
K27

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

Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor, and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of our annual capital spending relates to the replacement of self-contructed assets. Costs related to repairs and maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

Depreciation expense for 2019 totaled $1.1 billion.  Our composite depreciation rates for 2019 are disclosed in
Note 7; a one year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $40 million decrease (or increase) to depreciation expense.

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

Income Taxes

Our net deferred tax liability totaled $6.8 billion at December 31, 2019 (Note 4).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $54 million valuation allowance on $513 million of deferred tax assets as of December 31, 2019, reflecting the expectation that almost all of these assets will be realized.

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
K28

The next round of bargaining commenced on November 1, 2019 with both management and the unions serving their formal proposals for changes to the collective bargaining agreements.

Market Risks

At December 31, 2019, we had no outstanding debt subject to interest rate fluctuations. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one percentage point decrease in interest rates as of December 31, 2019, and amounts to an increase of approximately $2.1 billion to the fair value of our debt at December 31, 2019. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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

K29

Item 8. Financial Statements and Supplementary Data

K30

Report of Management

February 6, 2020

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern Corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2019.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, independent registered public accounting firm, has audited the Corporation’s financial statements and issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2019.

/s/ James A. Squires	/s/ Mark R. George	/s/ Jason A. Zampi
James A. Squires	Mark R. George	Jason A. Zampi
Chairman, President and	Executive Vice President – Finance	Vice President and
Chief Executive Officer	and Chief Financial Officer	Controller

K31

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Norfolk Southern Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements), and our report dated February 6, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

K32

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
February 6, 2020
K33

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) and related amendments.

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

K34

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $31,614 million in net book value of properties at December 31, 2019 and has recorded $2,019 million in property additions for the year ended December 31, 2019. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company's annual capital spending relates to the replacement of self-constructed assets. Costs related to repair and maintenance activities, that in the Company's judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

We identified the assessment of capitalization of property expenditures as a critical audit matter. A higher degree of auditor judgment was required in determining procedures and evaluating audit results related to the capitalization or expense treatment of purchased services and compensation due to their usage for both self-constructed assets and repairs and maintenance.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s capitalization process, including controls that establish whether a project is a capital or repair expenditure and the appropriateness of accumulated charges to capitalized projects. We selected a sample of capital projects and assessed the capital nature of the project. We obtained support for a sample of property addition expenditures and tested the classification of the related expenditure as capital, which included inquiry with Company personnel regarding the relevance of the sampled expenditure to the capital project.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1982.

Atlanta, Georgia
February 6, 2020
K35

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2019	2018	2017
	($ in millions, except per share amounts)

Railway operating revenues	$11,296	$11,458	$10,551

Railway operating expenses:
Compensation and benefits	2,751	2,925	2,979
Purchased services and rents	1,725	1,730	1,414
Fuel	953	1,087	840
Depreciation	1,138	1,102	1,055
Materials and other	740	655	741

Total railway operating expenses	7,307	7,499	7,029

Income from railway operations	3,989	3,959	3,522

Other income – net	106	67	156
Interest expense on debt	604	557	550

Income before income taxes	3,491	3,469	3,128

Income taxes	769	803	(2,276)

Net income	$2,722	$2,666	$5,404

Earnings per share:
Basic	$10.32	$9.58	$18.76
Diluted	10.25	9.51	18.61

See accompanying notes to consolidated financial statements.

K36

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2019	2018	2017
	($ in millions)

Net income	$2,722	$2,666	$5,404
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	101	(148)	155
Other comprehensive income (loss) of equity investees	(4)	(9)	19

Other comprehensive income (loss), before tax	97	(157)	174
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(25)	38	(43)

Other comprehensive income (loss), net of tax	72	(119)	131

Total comprehensive income	$2,794	$2,547	$5,535

See accompanying notes to consolidated financial statements.

K37

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2019	2018
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$580	$358
Accounts receivable – net	920	1,009
Materials and supplies	244	207
Other current assets	337	288
Total current assets	2,081	1,862

Investments	3,428	3,109
Properties less accumulated depreciation of $11,982 and
$12,374, respectively	31,614	31,091
Other assets	800	177

Total assets	$37,923	$36,239

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,428	$1,505
Income and other taxes	229	255
Other current liabilities	327	246
Current maturities of long-term debt	316	585
Total current liabilities	2,300	2,591

Long-term debt	11,880	10,560
Other liabilities	1,744	1,266
Deferred income taxes	6,815	6,460
Total liabilities	22,739	20,877

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 257,904,956 and 268,098,472 shares,
respectively, net of treasury shares	259	269
Additional paid-in capital	2,209	2,216
Accumulated other comprehensive loss	(491)	(563)
Retained income	13,207	13,440

Total stockholders’ equity	15,184	15,362

Total liabilities and stockholders’ equity	$37,923	$36,239

See accompanying notes to consolidated financial statements.

K38

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	($ in millions)
Cash flows from operating activities:
Net income	$2,722	$2,666	$5,404
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	1,139	1,104	1,059
Deferred income taxes	330	173	(2,859)
Gains and losses on properties	(42)	(171)	(92)
Changes in assets and liabilities affecting operations:
Accounts receivable	87	(70)	(41)
Materials and supplies	(37)	15	35
Other current assets	(4)	(46)	(71)
Current liabilities other than debt	(185)	223	135
Other – net	(118)	(168)	(317)

Net cash provided by operating activities	3,892	3,726	3,253

Cash flows from investing activities:
Property additions	(2,019)	(1,951)	(1,723)
Property sales and other transactions	377	204	202
Investment purchases	(18)	(10)	(7)
Investment sales and other transactions	(104)	99	47

Net cash used in investing activities	(1,764)	(1,658)	(1,481)

Cash flows from financing activities:
Dividends	(949)	(844)	(703)
Common Stock transactions	27	40	89
Purchase and retirement of Common Stock	(2,099)	(2,781)	(1,012)
Proceeds from borrowings – net of issuance costs	2,192	2,023	290
Debt repayments	(1,188)	(750)	(702)
Other	23	—	—

Net cash used in financing activities	(1,994)	(2,312)	(2,038)

Net increase (decrease) in cash, cash equivalents, and restricted cash	134	(244)	(266)

Cash, cash equivalents, and restricted cash:
At beginning of year	446	690	956

At end of year	$580	$446	$690

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$555	$496	$528
Income taxes (net of refunds)	543	519	705

See accompanying notes to consolidated financial statements.

K39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2016	$292	$2,179	$(487)	$10,425	$12,409

Comprehensive income:
Net income				5,404	5,404
Other comprehensive income			131		131
Total comprehensive income					5,535
Dividends on Common Stock,
$2.44 per share				(703)	(703)
Share repurchases	(8)	(59)		(945)	(1,012)
Stock-based compensation	1	134		(5)	130

Balance at December 31, 2017	285	2,254	(356)	14,176	16,359

Comprehensive income:
Net income				2,666	2,666
Other comprehensive loss			(119)		(119)
Total comprehensive income					2,547
Dividends on Common Stock,
$3.04 per share				(844)	(844)
Share repurchases	(17)	(125)		(2,639)	(2,781)
Stock-based compensation	1	87		(7)	81
Reclassification of stranded
tax effects			(88)	88	—

Balance at December 31, 2018	269	2,216	(563)	13,440	15,362

Comprehensive income:
Net income				2,722	2,722
Other comprehensive income			72		72
Total comprehensive income					2,794
Dividends on Common Stock,
$3.60 per share				(949)	(949)
Share repurchases	(11)	(88)		(2,000)	(2,099)
Stock-based compensation	1	81		(6)	76

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

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

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2019): intermodal (25%); chemicals (17%); coal (15%); agriculture products (14%); metals and construction (13%); automotive (9%); and, forest and consumer (7%).  Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S.  Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $9 million and $7 million at December 31, 2019 and 2018, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

K41

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
Key factors that are considered in developing average service life and salvage estimates include:

•statistical analysis of historical retirement data and surviving asset records;
•review of historical salvage received and current market rates;
•review of our operations including expected changes in technology, customer demand, maintenance practices and asset management strategies;
•review of accounting policies and assumptions; and
•industry review and analysis.

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

We capitalize interest on major projects during the period of their construction.  Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor, and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of our annual capital spending relates to the replacement of self-constructed assets. Removal activities occur in conjunction with replacement and are estimated based on the average percentage of time employees replacing assets spend on removal functions. Costs related to repairs and maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

K42

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

New Accounting Pronouncements

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and related amendments, which are jointly referred to as Accounting Standards Codification (ASC) Topic 606. This standard replaced most existing revenue recognition guidance in GAAP and requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. A performance obligation is defined as a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We adopted the provisions of this standard on January 1, 2018, using the modified retrospective method. There was no cumulative effect of initially applying the standard, nor was there any material difference in revenue for the year ended December 31, 2018, as compared with GAAP that was in effect prior to January 1, 2018. See Note 2 for additional information.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This update requires segregation of net benefit costs between operating and nonoperating expenses and requires retrospective application.  We adopted the standard on January 1, 2018.  Under the new standard, only the service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income, whereas under the previous standard all components were included in “Compensation and benefits.” The retrospective application resulted in an increase to “Compensation and benefits” expense and an offsetting increase to “Other income – net” on the Consolidated Statements of Income of $64 million for the year ended December 31, 2017, with no impact on “Net income.”

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
K43

“Accumulated other comprehensive loss” of $88 million and a corresponding increase to “Retained income,” with no impact on “Total stockholders’ equity.”

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. See Note 10 for additional information.

In June 2016, the FASB issued ASU 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment method with a method that reflects expected credit losses. We adopted the standard on January 1, 2020. Because credit losses associated from our trade receivables have historically been insignificant, we do not expect this standard to have a material effect on our financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes, changes the accounting for certain income tax transactions, and makes other minor changes. The new standard is effective as of January 1, 2021, and early adoption is permitted for any interim period for which financial statements have not been issued. We do not expect this standard to have a material effect on our financial statements. We will not adopt the standard early.

2. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2019	2018
	($ in millions)
Merchandise:
Chemicals	$1,874	$1,858
Agriculture products	1,567	1,514
Metals and construction	1,522	1,539
Automotive	994	991
Forest and consumer	846	842
Merchandise	6,803	6,744
Intermodal	2,824	2,893
Coal	1,669	1,821

Total	$11,296	$11,458

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

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service
K44

completed to total transit days. We had no material remaining performance obligations at December 31, 2019 and 2018.

Revenue related to interline transportation services that involve another railroad is reported on a net basis. Therefore, the portion of the amount that relates to another party is not reflected in revenue.

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2019	2018
	($ in millions)

Customer	$682	$740
Non-customer	238	269

Accounts receivable – net	$920	$1,009

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million and $55 million at December 31, 2019 and 2018, respectively.  In 2019, we wrote off a $32 million non-current customer receivable resulting from a legal dispute and this expense is included in “Materials and other” on the Consolidated Statements of Income. We do not have any material contract assets or liabilities at December 31, 2019 and 2018.

Certain accessorial services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents approximately 5% and 4% of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, respectively.

3.  Other Income – Net

	2019	2018	2017
	($ in millions)

Corporate-owned life insurance – net	$69	$(10)	$33
Net pension and other postretirement benefit cost (Note 12)	63	61	64
Rental income	4	5	87
Other	(30)	11	(28)

Total	$106	$67	$156

K45

4.  Income Taxes

	2019	2018	2017
	($ in millions)
Current:
Federal	$356	$499	$500
State	83	131	83
Total current taxes	439	630	583

Deferred:
Federal	280	156	(2,924)
State	50	17	65
Total deferred taxes	330	173	(2,859)

Income taxes	$769	$803	$(2,276)

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$733	21.0	$728	21.0	$1,095	35.0
State income taxes, net of federal tax effect	110	3.1	120	3.5	88	2.8
Equity in earnings related to tax reform	—	—	—	—	(38)	(1.2)
Tax reform	—	—	—	—	(3,331)	(106.5)
Excess tax benefits on stock-based compensation	(29)	(0.8)	(22)	(0.7)	(39)	(1.2)
Other, net	(45)	(1.3)	(23)	(0.7)	(51)	(1.7)

Income Taxes	$769	22.0	$803	23.1	$(2,276)	(72.8)

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
K46

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement benefits	$222	$284
Accruals, including casualty and other claims	89	69
Other	202	72
Total gross deferred tax assets	513	425
Less valuation allowance	(54)	(50)
Net deferred tax assets	459	375

Deferred tax liabilities:
Property	(6,714)	(6,422)
Other	(560)	(413)
Total deferred tax liabilities	(7,274)	(6,835)

Deferred income taxes	$(6,815)	$(6,460)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $4 million in 2019, $6 million in 2018, and $5 million in 2017.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
	($ in millions)

Balance at beginning of year	$21	$17

Additions based on tax positions related to the current year	4	5
Lapse of statutes of limitations	(1)	(1)

Balance at end of year	$24	$21

Included in the balance of unrecognized tax benefits at December 31, 2019 are potential benefits of $19 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

K47

The statute of limitations on Internal Revenue Service examinations has expired for all years prior to 2015. We have amended our 2012 income tax return to request a refund of $46 million, which is not included in the above balance of unrecognized tax benefits. We would recognize a tax benefit of around $18 million if the refund is allowed. State income tax returns generally are subject to examination for a period of three to four years after filing of the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

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

The asset or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2019 or 2018. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following at December 31:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,196)	$(14,806)	$(11,145)	$(12,203)
K48

6.  Investments

	December 31,
	2019	2018
	($ in millions)
Long-term investments:
Equity method investments:
Conrail Inc.	$1,387	$1,337
TTX Company	749	692
Meridian Speedway LLC	271	271
Pan Am Southern LLC	154	155
Other	85	77
Total equity method investments	2,646	2,532

Corporate-owned life insurance at net cash surrender value	767	556
Other investments	15	21

Total long-term investments	$3,428	$3,109

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

At December 31, 2019, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $3 million.  This resulted in a loss of $3 million recorded to “Other comprehensive loss”.

At December 31, 2018, based on the funded status of Conrail’s pension plans, we decreased our proportional investment in Conrail by $11 million.  This resulted in a loss of $10 million recorded to “Other comprehensive loss” and a combined federal and state deferred tax liability of $1 million.

At December 31, 2019, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $497 million.  Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents,” which offsets the costs of operating the Shared Assets Areas, was $53 million for 2019, $55 million for 2018, and $75 million for 2017 (including $33 million related to the enactment of tax reform – see Note 4). Equity in earnings are included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $149 million in 2019, $150 million in 2018, and $141 million in 2017. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $40 million in each of 2020 through 2023 and $16 million thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $6 million annually.

K49

“Accounts payable” includes $264 million at December 31, 2019, and $202 million at December 31, 2018, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $280 million at both December 31, 2019 and 2018 for long-term advances from Conrail, maturing in 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX). NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents.” This amounted to $244 million, $262 million, and $237 million of expense, respectively, for the years ended December 31, 2019, 2018 and 2017. Our equity in the earnings of TTX, which offset the costs and are also included in “Purchased services and rents,” totaled $58 million for 2019, $61 million for 2018, and $158 million for 2017 (including $115 million related to the enactment of tax reform – see Note 4).

7.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2019	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,385	$—	$2,385	—

Roadway:
Rail and other track material	7,024	(1,905)	5,119	2.30%
Ties	5,536	(1,496)	4,040	3.37%
Ballast	2,868	(723)	2,145	2.72%
Construction in process	360	—	360	—
Other roadway	14,261	(3,786)	10,475	2.71%
Total roadway	30,049	(7,910)	22,139

Equipment:
Locomotives	5,973	(2,112)	3,861	3.66%
Freight cars	2,988	(1,148)	1,840	2.45%
Computers and software	732	(355)	377	9.68%
Construction in process	291	—	291	—
Other equipment	1,082	(388)	694	4.89%
Total equipment	11,066	(4,003)	7,063

Other property	96	(69)	27	1.05%

Total properties	$43,596	$(11,982)	$31,614

K50

		Accumulated	Net Book	Depreciation
December 31, 2018	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,337	$—	$2,337	—

Roadway:
Rail and other track material	6,888	(1,951)	4,937	2.29%
Ties	5,346	(1,448)	3,898	3.36%
Ballast	2,759	(676)	2,083	2.70%
Construction in process	442	—	442	—
Other roadway	14,072	(3,737)	10,335	2.64%
Total roadway	29,507	(7,812)	21,695

Equipment:
Locomotives	5,870	(2,262)	3,608	3.77%
Freight cars	3,183	(1,288)	1,895	2.47%
Computers and software	623	(365)	258	10.65%
Construction in process	437	—	437	—
Other equipment	1,071	(380)	691	4.94%
Total equipment	11,184	(4,295)	6,889

Other property	437	(267)	170	0.78%

Total properties	$43,465	$(12,374)	$31,091

(1)Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

“Other current assets” on the Consolidated Balance Sheets at December 31, 2019 includes natural resource assets of $88 million, reflecting their status as held for sale. In 2019, we recorded a $49 million impairment loss related to our natural resource assets that we are actively marketing to sell. The impairment loss is reflected in “Gains and losses on properties” in the Consolidated Statements of Cash Flows for the year ended December 31, 2019. At December 31, 2018, these assets were reflected in other property within “Properties” on the Consolidated Balance Sheets, reflecting costs of obtaining rights to natural resources of $336 million, with associated accumulated depletion of $200 million.

Capitalized Interest

Total interest cost incurred on debt was $620 million, $574 million, and $570 million during 2019, 2018 and 2017, respectively, of which $16 million, $17 million, and $20 million were capitalized during 2019, 2018, and 2017, respectively.
K51

8.  Current Liabilities

	December 31,
	2019	2018
	($ in millions)
Accounts payable:
Accounts and wages payable	$710	$828
Due to Conrail (Note 6)	264	202
Casualty and other claims (Note 17)	212	213
Vacation liability	136	140
Other	106	122

Total	$1,428	$1,505

Other current liabilities:
Interest payable	$149	$139
Current operating lease liability (Note 10)	97	—
Pension benefit obligations (Note 12)	18	18
Other	63	89

Total	$327	$246

9.  Debt

Debt with weighted average interest rates and maturities is presented below:

	December 31,
	2019	2018
	($ in millions)
Notes and debentures:
4.22% maturing to 2024	$2,497	$3,082
4.35% maturing 2025 to 2031	3,265	2,665
4.38% maturing 2037 to 2052	5,904	5,104
5.79% maturing 2097 to 2118	1,331	1,131
Financing leases	8	2
Discounts, premiums, and debt issuance costs	(809)	(839)
Total debt	12,196	11,145

Less current maturities	(316)	(585)

Long-term debt excluding current maturities	$11,880	$10,560

K52

Long-term debt maturities subsequent to 2020 are as follows:
2021	$586
2022	603
2023	600
2024	400
2025 and subsequent years	9,691

Total	$11,880

In May 2019, we issued $200 million of 3.80% senior notes due 2028, $400 million of 4.10% senior notes due 2049, and $200 million of 5.10% senior notes due 2118. In November 2019, we issued $400 million of 2.55% senior notes due 2029 and $400 million of 3.40% senior notes due 2049.

In May 2019, we also renewed and amended our accounts receivable securitization program, increasing the program’s maximum borrowing capacity from $400 million to $450 million with a term expiring in May 2020. Under this facility, NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles. Under this facility, we received $600 million in 2019 and $50 million in 2018, and paid $600 million and $150 million during 2019 and 2018, respectively. We had no amounts outstanding at both December 31, 2019 and 2018, and our available borrowing capacity was $429 million and $400 million, respectively.

The January 1, 2019 and December 31, 2018 “Cash, cash equivalents, and restricted cash” line item in the Consolidated Statements of Cash Flows includes restricted cash of $88 million which reflects deposits held by a third-party bond agent as collateral for certain debt obligations, which matured on October 1, 2019. The restricted cash balance is included as part of “Other current assets” on the Consolidated Balance Sheets at December 31, 2018.

Credit Agreement and Debt Covenants

We have in place and available a $750 million, five-year credit agreement which expires in May 2021 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both December 31, 2019 and 2018, and we are in compliance with all of its covenants.

10.  Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize ROU assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Upon adoption of the standard, we recognized ROU assets and corresponding lease liabilities of $586 million on the Consolidated Balance Sheets as of January 1, 2019. There were no adjustments to “Retained income” on adoption.

The new standard provides a number of optional practical expedients for transition. We elected the package of practical expedients under the transition guidance which permitted us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. We also elected the practical expedient related to land easements, which allowed us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

K53

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

Our equipment leases have remaining terms of less than 1 year to 9 years and our lines of road and land leases have remaining terms of less than 1 year to 138 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease amounts included on the Consolidated Balance Sheet were as follows:

		December 31, 2019
		($ in millions)
Assets	Classification
ROU assets	Other assets	$539

Liabilities
Current lease liabilities	Other current liabilities	$97
Non-current lease liabilities	Other liabilities	441

Total lease liabilities		$538

The components of total lease expense, primarily included in “Purchased services and rents,” were as follows:

December 31, 2019
($ in millions)

Operating lease expense	$114
Variable lease expense	57
Short-term lease expense	5

Total lease expense	$176

At December 31, 2019, we do not have any material finance lease assets or liabilities, nor do we have any material subleases.

K54

In March 2019, we entered into a non-cancellable lease for an office building with an estimated construction cost of $550 million. The lease will commence upon completion of the construction (for which we are a construction agent) of the office building which is expected to be in 2021. The initial term of the lease is five years with options to renew, purchase, or sell the office building at the end of the lease term. Upon lease commencement, the ROU asset and lease liability will be determined and recorded. The lease also contains a residual value guarantee of up to ninety percent of the total construction cost.

Other information related to operating leases was as follows:

December 31, 2019

Weighted-average remaining lease term (years) on operating leases	8.25

Weighted-average discount rates on operating leases	3.52%

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

During 2019, ROU assets obtained in exchange for new operating lease liabilities were $49 million. During 2019, cash paid for amounts included in the measurement of lease liabilities was $114 million and is included in operating cash flows. During 2019, cash proceeds from a sale and leaseback transaction were $82 million and the gain on the transaction was $15 million.

Future minimum lease payments under non-cancellable operating leases were as follows:

December 31, 2019
($ in millions)

2020	$110
2021	104
2022	79
2023	70
2024	61
2025 and subsequent years	206
Total lease payments	630
Less: Interest	92

Present value of lease liabilities	$538

K55

Undiscounted future minimum lease payments under non-cancellable operating leases accounted for under ASC 840 “Leases” were as follows:

December 31, 2018
($ in millions)

2019	$101
2020	95
2021	88
2022	75
2023	69
2024 and subsequent years	267

Total	$695

Operating lease expense accounted for under ASC 840 “Leases” was as follows:

	2018	2017
	($ in millions)

Minimum rents	$102	$96
Contingent rents	102	54

Total	$204	$150

Contingent rents are primarily comprised of usage-based payments for equipment under service contracts.

11.  Other Liabilities

	December 31,
	2019	2018
	($ in millions)

Non-current operating lease liability (Note 10)	$441	$—
Net pension benefit obligations (Note 12)	302	278
Net other postretirement benefit obligations (Note 12)	287	308
Long-term advances from Conrail (Note 6)	280	280
Casualty and other claims (Note 17)	171	158
Deferred compensation	104	106
Other	159	136

Total	$1,744	$1,266

K56

12.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering principally salaried employees. We also provide specified health care and life insurance benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, for those participants who are not Medicare-eligible, certain health care expenses are covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies.  Those participants who are Medicare-eligible are not covered under the self-insured retiree health care plan, but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,371	$2,541	$466	$510
Service cost	35	39	6	7
Interest cost	93	83	17	15
Actuarial losses (gains)	235	(149)	28	(24)
Plan amendment	—	—	(18)	—
Benefits paid	(146)	(143)	(42)	(42)
Benefit obligation at end of year	2,588	2,371	457	466

Change in plan assets:
Fair value of plan assets at beginning of year	2,105	2,373	158	201
Actual return on plan assets	485	(143)	34	(19)
Employer contribution	18	18	20	18
Benefits paid	(146)	(143)	(42)	(42)
Fair value of plan assets at end of year	2,462	2,105	170	158

Funded status at end of year	$(126)	$(266)	$(287)	$(308)

Amounts recognized in the Consolidated
Balance Sheets:
Other assets	$194	$30	$—	$—
Other current liabilities	(18)	(18)	—	—
Other liabilities	(302)	(278)	(287)	(308)

Net amount recognized	$(126)	$(266)	$(287)	$(308)

Amounts included in accumulated other comprehensive
loss (before tax):
Net loss	$781	$895	$29	$21
Prior service cost (benefit)	1	2	(253)	(259)

K57

Our accumulated benefit obligation for our defined benefit pension plans is $2.3 billion and $2.2 billion at December 31, 2019 and 2018, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $320 million and $296 million at December 31, 2019 and 2018, respectively, and had accumulated benefit obligations of $292 million and $263 million at December 31, 2019 and 2018, respectively.

Pension and Other Postretirement Benefit Cost Components

	2019	2018	2017
	($ in millions)

Pension benefits:
Service cost	$35	$39	$38
Interest cost	93	83	80
Expected return on plan assets	(179)	(177)	(172)
Amortization of net losses	43	57	51
Amortization of prior service cost	1	—	1

Net cost (benefit)	$(7)	$2	$(2)

Other postretirement benefits:
Service cost	$6	$7	$7
Interest cost	17	15	15
Expected return on plan assets	(14)	(15)	(15)
Amortization of prior service benefit	(24)	(24)	(24)

Net benefit	$(15)	$(17)	$(17)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2019
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net loss (gain) arising during the year	$(71)	$8
Prior service effect of plan amendment	—	(18)
Amortization of net losses	(43)	—
Amortization of prior service (cost) benefit	(1)	24

Total recognized in other comprehensive income	$(115)	$14
Total recognized in net periodic cost
and other comprehensive income	$(122)	$(1)

Net gains arising during the year for pension benefits were due primarily to higher actual returns on plan assets, partially offset by a decrease in discount rates. Net losses arising during the year for other postretirement benefits were due primarily to a decrease in discount rates, partially offset by higher actual returns on plan assets.
K58

The estimated net losses for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $52 million.  The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $25 million.

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2019	2018	2017
Pension funded status:
Discount rate	3.38%	4.33%	3.74%
Future salary increases	4.21%	4.21%	4.21%
Other postretirement benefits funded status:
Discount rate	3.13%	4.18%	3.57%
Pension cost:
Discount rate - service cost	4.55%	4.01%	4.31%
Discount rate - interest cost	3.99%	3.33%	3.43%
Return on assets in plans	8.25%	8.25%	8.25%
Future salary increases	4.21%	4.21%	4.21%
Other postretirement benefits cost:
Discount rate - service cost	4.39%	3.83%	4.17%
Discount rate - interest cost	3.83%	3.13%	3.14%
Return on assets in plans	8.00%	8.00%	8.00%
Health care trend rate	6.50%	6.30%	6.56%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2019, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.25% for 2020.  It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2025 and remain at that level thereafter.

K59

Assumed health care cost trend rates affect the amounts reported in the consolidated financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	8	(7)

Asset Management

Eleven investment firms manage our defined benefit pension plans’ assets under investment guidelines approved by our Benefits Investment Committee that is composed of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plans’ assets.  Fixed income investments must consist predominantly of securities rated investment grade or higher. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).

Our pension plans’ weighted average asset allocations, by asset category, were as follows:

	Percentage of plan assets at December 31,
	2019	2018

Domestic equity securities	50%	49%
International equity securities	24%	23%
Debt securities	24%	25%
Cash and cash equivalents	2%	3%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2019 of 67% in equity securities and 33% in debt securities compared with 64% in equity securities and 36% in debt securities at December 31, 2018.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2020, we assume an 8.25% return on pension plan assets.

K60

Fair Value of Plan Assets

The following is a description of the valuation methodologies used for pension plan assets measured at fair value.

Common stock:  Shares held by the plan at year end are valued at the official closing price as defined by the exchange or at the most recent trade price of the security at the close of the active market.

Common collective trusts:  The readily determinable fair value is based on the published fair value per unit of the trusts.  The common collective trusts hold equity securities, fixed income securities and cash and cash equivalents.

Fixed income securities:  Valued based on quotes received from independent pricing services or at an estimated price at which a dealer would pay for the security at year end using observable market-based inputs.

Commingled funds:  The readily determinable fair value is based on the published fair value per unit of the funds.  The commingled funds hold equity securities.

Cash and cash equivalents:  Short-term Treasury bills or notes are valued at an estimated price at which a dealer would pay for the security at year end using observable market-based inputs; money market funds are valued at the closing price reported on the active market on which the funds are traded.

The following table sets forth the pension plans’ assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2019 or 2018.

	December 31, 2019
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,329	$—	$1,329
Common collective trusts:
International equity securities	—	377	377
Debt securities	—	303	303
Fixed income securities:
Government and agencies securities	—	172	172
Corporate bonds	—	84	84
Mortgage and other asset-backed securities	—	26	26
Commingled funds	—	121	121
Cash and cash equivalents	50	—	50

Total investments	$1,379	$1,083	$2,462

K61

	December 31, 2018
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,106	$—	$1,106
Common collective trusts:
International equity securities	—	314	314
Debt securities	—	287	287
Fixed income securities:
Government and agencies securities	—	89	89
Corporate bonds	—	83	83
Mortgage and other asset-backed securities	—	62	62
Commingled funds	—	92	92
Cash and cash equivalents	72	—	72

Total investments	$1,178	$927	$2,105

The following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  Valued at our share of the net assets of trust-owned life insurance issued by a major insurance company.  The underlying investments of that trust consist of a U.S. stock account and a U.S. bond account but may retain cash at times as well. The U.S. stock account and U.S. bond account are valued based on readily determinable fair values.

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $170 million and $158 million at December 31, 2019 and 2018, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2020, we expect to contribute approximately $18 million to our unfunded pension plans for payments to pensioners and approximately $37 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2020.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2020	$144	$37
2021	144	36
2022	144	34
2023	144	33
2024	144	32
Years 2025 – 2029	719	148

K62

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.  Premiums under this plan are expensed as incurred and totaled $31 million in 2019, $35 million in 2018, and $44 million in 2017.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, under these plans were $22 million in 2019 and $23 million in both 2018 and 2017.

13.  Stock-Based Compensation

Under the stockholder-approved Long-Term Incentive Plan (LTIP), the Compensation Committee (Committee), which is made up of nonemployee members of the Board of Directors, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 9,294,726 remain available for future grants as of December 31, 2019.

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

The Committee granted stock options, RSUs and PSUs pursuant to the LTIP and granted stock options pursuant to the TSOP for the last three years as follows:

	2019		2018		2017
	Granted	Weighted Average Grant-Date Fair Value	Granted	Weighted Average Grant-Date Fair Value	Granted	Weighted Average Grant-Date Fair Value
Stock options:
LTIP	47,360	$45.74	40,960	$41.70	341,120	$37.73
TSOP	—	—	—	—	144,440	31.33
Total	47,360		40,960		485,560

RSUs	219,710	164.47	217,290	148.37	83,330	120.16
PSUs	102,250	160.97	92,314	147.47	300,334	88.56
K63

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

	2019	2018	2017
	($ in millions)

Stock-based compensation expense	$53	$47	$45
Total tax benefit	37	33	54

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

The fair value of each option awarded in 2019 and 2018 was measured on the date of grant using the Black-Scholes valuation model. The fair value of each option awarded in 2017 was measured on the date of grant using a binomial lattice-based option valuation model.  Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. For the 2019 and 2018 grant years, historical exercise data is used to estimate the average expected option term. For the 2017 grant year, the average expected option term is derived from the output of the valuation model and represents the period of time that all options granted are expected to be outstanding, including the branches of the model that result in options expiring unexercised.  The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2019, 2018, and 2017, a dividend yield of 2.06%, 1.94%, and 2.04%, respectively, was used for all vested LTIP options and all TSOP options.

The assumptions for the LTIP and TSOP grants for the last three years are shown in the following table:

	2019	2018	2017

Average expected volatility	23%	24%	26%
Average risk-free interest rate	2.56%	2.55%	2.51%
Average expected option term LTIP	7.2 years	7.2 years	8.6 years
Average expected option term TSOP	—	—	8.3 years

K64

A summary of changes in stock options is presented below:

	Stock Options	Weighted Avg. Exercise Price

Outstanding at December 31, 2018	3,419,644	$86.66
Granted	47,360	168.36
Exercised	(770,597)	74.39
Forfeited	(18,958)	105.28

Outstanding at December 31, 2019	2,677,449	91.51

The aggregate intrinsic value of options outstanding at December 31, 2019 was $275 million with a weighted average remaining contractual term of 5 years.  Of these options outstanding, 1,856,019 were exercisable and had an aggregate intrinsic value of $196 million with a weighted average exercise price of $88.48 and a weighted average remaining contractual term of 2.9 years.

The following table provides information related to options exercised for the last three years:

	2019	2018	2017
	($ in millions)

Options exercised	770,597	840,175	1,789,939
Total intrinsic value	$86	$72	$114
Cash received upon exercise	53	58	104
Related tax benefits realized	18	16	35

At December 31, 2019, total unrecognized compensation related to options granted under the LTIP and the TSOP was $2 million, and is expected to be recognized over a weighted-average period of approximately 1.6 years.

Restricted Stock Units

Beginning in 2018, RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Common Stock. RSUs granted prior to 2018 have a five-year restriction period and will also be settled through the issuance of shares of Common Stock.  Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

	2019	2018	2017
	($ in millions)

RSUs vested	166,197	160,200	137,200
Common Stock issued net of tax withholding	119,346	99,968	81,318
Related tax benefit realized	$2	$3	$3

K65

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2018	637,035	$111.87
Granted	219,710	164.47
Vested	(166,197)	111.79
Forfeited	(24,376)	152.17

Nonvested at December 31, 2019	666,172	127.77

At December 31, 2019, total unrecognized compensation related to RSUs was $25 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

	2019	2018	2017
	($ in millions)

PSUs earned	331,099	154,189	171,080
Common Stock issued net of tax withholding	221,241	94,399	99,805
Related tax benefit realized	$9	$3	$1

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2018	1,426,826	$66.35
Granted	102,250	160.97
Earned	(331,099)	42.70
Unearned	(735,048)	60.02
Forfeited	(6,419)	126.92

Balance at December 31, 2019	456,510	114.04

At December 31, 2019, total unrecognized compensation related to PSUs granted under the LTIP was $6 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.

K66

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2019	2018	2017
Available for future grants:
LTIP	9,294,726	8,644,108	8,774,768
TSOP	434,401	422,973	410,895
Issued:
LTIP	852,869	820,746	1,679,547
TSOP	258,315	213,796	291,515

14. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2019 and 2018 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification of Stranded Tax Effects	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2019
Pensions and other postretirement
liabilities	$(497)	$61	$—	$15	$(421)
Other comprehensive loss
of equity investees	(66)	(4)	—	—	(70)

Accumulated other comprehensive
loss	$(563)	$57	$—	$15	$(491)

Year ended December 31, 2018
Pensions and other postretirement
liabilities	$(300)	$(136)	$(86)	$25	$(497)
Other comprehensive loss
of equity investees	(56)	(8)	(2)	—	(66)

Accumulated other comprehensive
loss	$(356)	$(144)	$(88)	$25	$(563)
K67

The adoption of FASB ASU 2018-02 (see Note 1) resulted in an increase to “Accumulated other comprehensive loss” of $88 million and a corresponding increase to “Retained income,” with no impact on “Total stockholders’ equity.”

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2019
Net gain arising during the year:
Pensions and other postretirement benefits	$81	$(20)	$61
Reclassification adjustments for costs
included in net income	20	(5)	15

Subtotal	101	(25)	76

Other comprehensive loss of equity investees	(4)	—	(4)

Other comprehensive income	$97	$(25)	$72

Year ended December 31, 2018
Net gain (loss) arising during the year:
Pensions and other postretirement benefits	$(181)	$45	$(136)
Reclassification adjustments for costs
included in net income	33	(8)	25

Subtotal	(148)	37	(111)

Other comprehensive loss of equity investees	(9)	1	(8)

Other comprehensive loss	$(157)	$38	$(119)

Year ended December 31, 2017
Net gain arising during the year:
Pensions and other postretirement benefits	$127	$(32)	$95
Reclassification adjustments for costs
included in net income	28	(9)	19

Subtotal	155	(41)	114

Other comprehensive income of equity investees	19	(2)	17

Other comprehensive income	$174	$(43)	$131

K68

15.  Stock Repurchase Programs

We repurchased and retired 11.3 million, 17.1 million (7.0 million shares under the ASR and 10.1 million shares under our ongoing open-market program), and 8.2 million shares of Common Stock under our stock repurchase programs in 2019, 2018, and 2017, respectively, at a cost of $2.1 billion, $2.8 billion, and $1.0 billion, respectively.

On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2019, 28.0 million shares remain authorized for repurchase. Since the beginning of 2006, we have repurchased and retired 196.9 million shares at a total cost of $16.2 billion.

16.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2019	2018	2017	2019	2018	2017
	($ in millions except per share amounts, shares in millions)

Net income	$2,722	$2,666	$5,404	$2,722	$2,666	$5,404
Dividend equivalent payments	(5)	(6)	(4)	—	(1)	(2)

Income available to common stockholders	$2,717	$2,660	$5,400	$2,722	$2,665	$5,402

Weighted-average shares outstanding	263.3	277.7	287.9	263.3	277.7	287.9
Dilutive effect of outstanding options
and share-settled awards				2.3	2.5	2.4
Adjusted weighted-average shares outstanding				265.6	280.2	290.3

Earnings per share	$10.32	$9.58	$18.76	$10.25	$9.51	$18.61

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock of zero for the years ended December 31, 2019 and 2018, and 0.2 million for the year ended December 31, 2017.

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
K69

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

Occupational claims – Occupational claims include injuries and illnesses alleged to be caused by exposures which occur over time as opposed to injuries or illnesses caused by a specific accident or event. Types of occupational claims commonly seen allege exposure to asbestos and other claimed toxic substances resulting in respiratory diseases or cancer. Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon our history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon judgments we make as to the specific case reserves as well as judgments of the actuarial firm in the quarterly studies.  The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting our experience. We adjust the liability quarterly based upon our assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – We record a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, property damage, and lading damage. The actuarial firm assists us with the calculation
K70

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $56 million at December 31, 2019, and $55 million at December 31, 2018, of which $15 million is classified as a current liability at the end of both 2019 and 2018.  At December 31, 2019, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 110 known locations and projects compared with 114 locations and projects at December 31, 2018.  At December 31, 2019, sixteen sites accounted for $40 million of the liability, and no individual site was considered to be material.  We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

K71

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  With limited exceptions, we are currently insured above $75 million and below $1.1 billion ($1.5 billion for specific perils) per occurrence and/or policy year for bodily injury and property damage to third parties and above $25 million and below $200 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

Purchase Commitments

At December 31, 2019, we had outstanding purchase commitments totaling approximately $1.2 billion for locomotives, track material, long-term service contracts, track and yard expansion projects in connection with our capital programs as well as freight cars and containers through 2024.

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

K72

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2019
Railway operating revenues	$2,840	$2,925	$2,841	$2,690
Income from railway operations	966	1,065	996	962
Net income	677	722	657	666
Earnings per share:
Basic	2.53	2.72	2.50	2.56
Diluted	2.51	2.70	2.49	2.55

2018
Railway operating revenues	$2,717	$2,898	$2,947	$2,896
Income from railway operations	835	1,026	1,020	1,078
Net income	552	710	702	702
Earnings per share:
Basic	1.94	2.52	2.54	2.59
Diluted	1.93	2.50	2.52	2.57

K73

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2019.  Based on such evaluation, our officers have concluded that, at December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2019.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2019, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.
K74

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Delinquent Section 16(a) Reports,” under the caption “Committees of the Board,” under the caption “Shareholder Recommendations and Nominations,” and under the caption “The Thoroughbred Code of Ethics” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:
•under the caption “Compensation of Directors;”
•appearing under the caption “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2019 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2019” and “Option Exercises and Stock Vested in 2019” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and
•appearing under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K75

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2019)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	3,577,895	(3)	$91.86	(5)	9,294,726

Equity compensation plans
not approved by securities holders	463,759	(4)	89.81		434,401	(6)

Total	4,041,654				9,729,127

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of stock.
(4)TSOP.
(5)Calculated without regard to 1,364,205 outstanding RSUs and PSUs at December 31, 2019.
(6)Reflects shares remaining available for grant under TSOP.

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

The amended LTIP adopted a fungible share reserve ratio so that, for awards granted after May 13, 2010, the number of shares remaining for issuance under the amended LTIP will be reduced (i) by 1 for each award granted as an option or stock-settled SAR, or (ii) by 1.61 for an award made in the form other than an option or stock-settled SAR.  Any shares of Common Stock subject to options, PSUs, restricted shares, or RSUs which are not issued as Common Stock will again be available for award under LTIP after the expiration or forfeiture of an award.

K76

Non-employee Directors, officers, and other key employees residing in the United States of America or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Committee, or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to LTIP, may grant incentive stock options, nonqualified stock options, SARs, RSUs, restricted shares, PSUs, and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs, and PSUs.  Awards under LTIP may be made subject to forfeiture under certain circumstances and the Committee may establish such other terms and conditions for the awards as provided in LTIP.

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2019 PSU awards, corporate performance will be based directly on return on average capital invested, with total return to stockholders serving as a modifier, and will be settled in shares of Common Stock. In 2016, the Committee also granted an “accelerated turnaround incentive” award in the form of a PSU with a three-year performance that was based on equally weighted standards established by the Committee for operating ratio and earnings per share. We did not meet the performance criteria for operating ratio and therefore no payout for the accelerated turnaround incentive award was achieved.

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

K77

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Related Persons Transactions” and under the caption “Director Independence” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K78

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
Item 15.  Exhibits, Financial Statement Schedules

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K31
		Reports of Independent Registered Public Accounting Firm	K32
		Consolidated Statements of Income, Years ended December 31, 2019, 2018, and 2017	K36
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2019, 2018, and 2017	K37
		Consolidated Balance Sheets at December 31, 2019 and 2018	K38
		Consolidated Statements of Cash Flows, Years ended December 31, 2019, 2018, and 2017	K39
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2019, 2018, and 2017	K40
		Notes to Consolidated Financial Statements	K41

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K91

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
The Bylaws of Norfolk Southern Corporation, as amended September 24, 2019, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on September 24, 2019. (SEC File No. 001-08339)

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

K80

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

K81

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
Second Supplemental Indenture, dated as of August 2, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 2, 2018. (SEC File No. 001-08339)

(ff)
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019.

(gg)
Fourth Supplemental Indenture, dated as of October 24, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 4, 2019.

(hh)**	Description of the Registrant’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

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

K82

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

K83

(r)*
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended effective March 27, 2018, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 25, 2018. (SEC File No. 001-08339)

(s)*
The Norfolk Southern Corporation Officers’ Deferred Compensation Plan, as amended effective July 26, 2019, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on October 23, 2019. (SEC File No. 001-08339)

(t)*
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
The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective December 1, 2018, is incorporated by reference to Exhibit 10(y) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

(z)*
The description of Norfolk Southern Corporation’s optional executive physical reimbursement program, as amended effective July 26, 2019, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 23, 2019. (SEC File No. 001-08339)

(aa)*,**
The Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016, November 29, 2016, November 28, 2017, November 27, 2018, and November 19, 2019.

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

K84

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
Amendment No. 13 to Transfer and Administration Agreement dated as of June 1, 2018 is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2018 (SEC File No. 001-8339)

(tt)
Amendment No. 14 to Transfer and Administration Agreement dated as of May 31, 2019 is hereby incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 3, 2019 (SEC File No. 001-8339)

(uu)
Omnibus Amendment, dated as of March 18, 2008, to the Transfer and Administration Agreement dated as of November 8, 2007, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 23, 2008. (SEC File No. 001-08339)

K85

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

(xx)*,**	Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective December 1, 2019.

(yy)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2019, is incorporated by reference to Exhibit 10(ww) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

(zz)*
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
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for restricted stock units and deferral election form as approved by the Compensation Committee on December 4, 2019.

(eee)*
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
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on November 27, 2017, is incorporated by reference to Exhibit 10(fff) to Norfolk Southern Corporation’s Form 10-K filed on February 5, 2018. (SEC File No. 001-08339)

(hhh)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on November 28, 2016, is incorporated by reference to Exhibit 10(kkk) to Norfolk Southern Corporation’s 10-K filed on February 6, 2017. (SEC File No. 001-08339)

K86

(iii)*	Performance Criteria for bonuses payable in 2021 for the 2020 incentive year. On January 27, 2020, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2021 for the 2020 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan: 40% based on operating income, and 60% based on operating ratio.

(jjj)
Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012. (SEC File No. 001-08339)

(kkk)*
Form of Amendment to Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, to eliminate the excise tax gross-up provision in the Agreement, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013. (SEC File No. 001-08339)

(lll)*
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who did not enter into a change in control agreement before 2016, is incorporated by reference to Exhibit 10(ooo) to Norfolk Southern Corporation’s Form 10-K filed on February 8, 2016. (SEC File No. 001-08339)

(mmm)
Credit Agreement dated as of May 26, 2016, establishing a 5-year, $750 million, unsecured revolving credit facility of the Registrant, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on May 27, 2016. (SEC File No. 001-08339)

(nnn)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Non-Qualified Stock Options as approved by the Compensation Committee on April 23, 2019, in incorporated by reference to Exhibit 10.5 to Norfolk Southern Corporation’s Form 10-Q filed on April 24, 2019. (SEC File No. 001-08339)

(ooo)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Performance Share Units as approved by the Compensation Committee on April 23, 2019, in incorporated by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on April 24, 2019. (SEC File No. 001-08339)

(ppp)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Restricted Stock Units as approved by the Compensation Committee on April 23, 2019, in incorporated by reference to Exhibit 10.7 to Norfolk Southern Corporation’s Form 10-Q filed on April 24, 2019. (SEC File No. 001-08339)

(qqq)*	Offer Letter for Mark R. George, dated August 26, 2019, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(rrr)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Performance-Based Restricted Stock Units is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(sss)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Restricted Stock Units is incorporated by reference to Exhibit 99.3 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(ttt)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(uuu)
A Construction Agency Agreement, dated March 1, 2019, between Norfolk Southern Railway Company (“NSRC”) and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(vvv)
A Lease Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

K87

(www)
A Participation Agreement, dated March 1, 2019, between NSRC, BA Leasing BSC, LLC, Bank of America, N.A. as Administrative Agent, and each of the Rent Assignees listed on Schedule II thereto. This Agreement is incorporated by reference herein to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(xxx)
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation. This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2019, 2018, and 2017; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2019, 2018, and 2017; (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2019, 2018, and 2017; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2019, 2018, and 2017; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2019 Form 10-K posted on our website at www.norfolksouthern.com under “Invest in NS” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

Item 16.  Form 10-K Summary

Not applicable.

K88

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes Vanessa Allen Sutherland and Mark R. George, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints Vanessa Allen Sutherland and Mark R. George, or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of February, 2020.

/s/ James A. Squires
By:	James A. Squires
(Chairman, President and Chief Executive Officer)

K89

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of February, 2020, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ James A. Squires (James A. Squires)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark R. George (Mark R. George)	Executive Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Jason A. Zampi (Jason A. Zampi)	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Daniel A. Carp (Daniel A. Carp)	Director

/s/ Mitchell E. Daniels, Jr. (Mitchell E. Daniels, Jr.)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ Thomas C. Kelleher (Thomas C. Kelleher)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ Amy E. Miles (Amy E. Miles)	Director

/s/ Claude Mongeau (Claude Mongeau)	Director

/s/ Jennifer F. Scanlon (Jennifer F. Scanlon)	Director

/s/ John R. Thompson (John R. Thompson)	Director

K90

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2019, 2018, and 2017
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2019
Current portion of casualty and
other claims included in
accounts payable	$213	$22		$131	(2)	$154	(3)	$212
Casualty and other claims
included in other liabilities	158	89	(1)	—		76	(4)	171

Year ended December 31, 2018
Current portion of casualty and
other claims included in
accounts payable	$187	$32		$145	(2)	$151	(3)	$213
Casualty and other claims
included in other liabilities	179	85	(1)	—		106	(4)	158

Year ended December 31, 2017
Current portion of casualty and
other claims included in
accounts payable	$192	$17		$124	(2)	$146	(3)	$187
Casualty and other claims
included in other liabilities	178	83	(1)	—		82	(4)	179

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from other liabilities.
(4)Payments and reclassifications to/from accounts payable.
K91