Form 10-Q
period 2020-03-31
NORFOLK SOUTHERN CORP
filed 2020-04-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2020
Common Stock ($1.00 par value per share)	256,179,130	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2020	2019
	($ in millions, except per share amounts)

Railway operating revenues	$2,625	$2,840

Railway operating expenses:
Compensation and benefits	622	727
Purchased services and rents	403	424
Fuel	189	250
Depreciation	292	283
Materials and other	166	190
Loss on asset disposal	385	—

Total railway operating expenses	2,057	1,874

Income from railway operations	568	966

Other income – net	22	44
Interest expense on debt	154	149

Income before income taxes	436	861

Income taxes	55	184

Net income	$381	$677

Earnings per share:
Basic	$1.48	$2.53
Diluted	1.47	2.51

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2020	2019
	($ in millions)

Net income	$381	$677
Other comprehensive income, before tax:
Pension and other postretirement benefits	7	5
Other comprehensive income (loss) of equity investees	5	(1)
Other comprehensive income, before tax	12	4

Income tax expense related to items of
other comprehensive income	(2)	(1)

Other comprehensive income, net of tax	10	3

Total comprehensive income	$391	$680

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$608	$580
Accounts receivable – net	889	920
Materials and supplies	265	244
Other current assets	240	337
Total current assets	2,002	2,081

Investments	3,470	3,428
Properties less accumulated depreciation of $11,794
and $11,982, respectively	31,179	31,614
Other assets	787	800

Total assets	$37,438	$37,923

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,284	$1,428
Income and other taxes	200	229
Other current liabilities	352	327
Current maturities of long-term debt	400	316
Total current liabilities	2,236	2,300

Long-term debt	11,807	11,880
Other liabilities	1,683	1,744
Deferred income taxes	6,828	6,815

Total liabilities	22,554	22,739

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 256,179,130 and 257,904,956 shares,
respectively, net of treasury shares	258	259
Additional paid-in capital	2,205	2,209
Accumulated other comprehensive loss	(481)	(491)
Retained income	12,902	13,207

Total stockholders’ equity	14,884	15,184

Total liabilities and stockholders’ equity	$37,438	$37,923

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2020	2019
	($ in millions)

Cash flows from operating activities:
Net income	$381	$677
Reconciliation of net income to net cash provided by operating activities:
Depreciation	292	283
Deferred income taxes	11	57
Gains and losses on properties	(8)	(18)
Loss on asset disposal	385	—
Changes in assets and liabilities affecting operations:
Accounts receivable	32	(39)
Materials and supplies	(21)	(21)
Other current assets	(33)	12
Current liabilities other than debt	(40)	(27)
Other – net	(44)	(43)

Net cash provided by operating activities	955	881

Cash flows from investing activities:
Property additions	(366)	(467)
Property sales and other transactions	158	152
Investment purchases	—	(2)
Investment sales and other transactions	(25)	(33)

Net cash used in investing activities	(233)	(350)

Cash flows from financing activities:
Dividends	(242)	(230)
Common stock transactions	14	2
Purchase and retirement of common stock	(466)	(500)
Proceeds from borrowings	—	250

Net cash used in financing activities	(694)	(478)

Net increase in cash, cash equivalents, and restricted cash	28	53

Cash, cash equivalents, and restricted cash:
At beginning of year	580	446

At end of period	$608	$499

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$121	$112
Income taxes (net of refunds)	16	9

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

Comprehensive income:
Net income				381	381
Other comprehensive income			10		10
Total comprehensive income					391
Dividends on common stock,
$0.94 per share				(242)	(242)
Share repurchases	(2)	(21)		(443)	(466)
Stock-based compensation	1	17		(1)	17

Balance at March 31, 2020	$258	$2,205	$(481)	$12,902	$14,884

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2018	$269	$2,216	$(563)	$13,440	$15,362

Comprehensive income:
Net income				677	677
Other comprehensive income			3		3
Total comprehensive income					680
Dividends on common stock,
$0.86 per share				(230)	(230)
Share repurchases	(3)	(22)		(475)	(500)
Stock-based compensation	1	19		(1)	19

Balance at March 31, 2019	$267	$2,213	$(560)	$13,411	$15,331

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2020, and December 31, 2019, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2020 and 2019, and our cash flows for the first three months of 2020 and 2019 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2020	2019
Merchandise:	($ in millions)
Agriculture, forest and consumer products	$551	$558
Chemicals	520	507
Metals and construction	367	370
Automotive	234	251
Merchandise	1,672	1,686
Intermodal	655	719
Coal	298	435

Total	$2,625	$2,840

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Specifically, certain commodities were shifted between agriculture, forest, and consumer products; chemicals; and metals and construction. These changes were made as a result of organizational initiatives to better align with how we manage these commodities. Prior period railway operating revenues have been reclassified to conform to the current presentation.

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of March 31, 2020 or December 31, 2019.

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

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2020	December 31, 2019
	($ in millions)
Customer	$665	$682
Non-customer	224	238

Accounts receivable – net	$889	$920

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both March 31, 2020 and December 31, 2019. We do not have any material contract assets or liabilities at March 31, 2020 or December 31, 2019.

Certain ancillary services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents 5% of total “Railway operating revenues” on the Consolidated Statements of Income for both the first quarter of 2020 and 2019.

2.  Stock-Based Compensation

	First Quarter
	2020	2019
	($ in millions)
Stock-based compensation expense	$2	$16
Total tax benefit	26	23

During the first quarter of 2020, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	42,720	$52.37
RSUs	164,160	210.77
PSUs	76,790	213.38

Stock Options

	First Quarter
	2020	2019
	($ in millions)
Stock options exercised	523,238	406,371
Cash received upon exercise	$43	$28
Related tax benefit realized	13	9

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2020	2019
	($ in millions)
RSUs vested	202,299	165,549
Common Stock issued net of tax withholding	143,712	118,881
Related tax benefit realized	$5	$2

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

	First Quarter
	2020	2019
	($ in millions)
PSUs earned	235,935	331,099
Common Stock issued net of tax withholding	156,450	221,241
Related tax benefit realized	$7	$9

3. Loss on Asset Disposal

In the first quarter of 2020, in connection with our initiatives to increase operational fluidity and asset utilization and improve labor and fuel efficiency, we committed to a plan to dispose of certain locomotives deemed excess and no longer needed for railroad operations. When depreciable operating road and equipment assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings. A retirement is considered abnormal if it does not occur in the ordinary course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates. We evaluated the planned locomotive retirements and concluded they were abnormal. Accordingly, a $385 million loss was recorded to adjust their carrying amount to their estimated fair value, which resulted in a $97 million tax benefit. During the first quarter, we sold 297 of 703 locomotives under the plan. The carrying amount of the remaining assets held for sale of $44 million is classified as “Other current assets” in the Consolidated Balance Sheets at March 31, 2020.

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in millions)

Net income	$381	$677	$381	$677
Dividend equivalent payments	(1)	(1)	(1)	—

Income available to common stockholders	$380	$676	$380	$677

Weighted-average shares outstanding	257.3	267.1	257.3	267.1
Dilutive effect of outstanding options
and share-settled awards			1.4	2.3

Adjusted weighted-average shares outstanding			258.7	269.4

Earnings per share	$1.48	$2.53	$1.47	$2.51

During the first quarter of 2020 and 2019, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no awards outstanding that were antidilutive for the first quarters ended March 31, 2020 and 2019.

5. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three Months Ended March 31, 2020
Pensions and other
postretirement liabilities	$(421)	$—	$5	$(416)
Other comprehensive income (loss)
of equity investees	(70)	5	—	(65)

Accumulated other
comprehensive loss	$(491)	$5	$5	$(481)

Three Months Ended March 31, 2019
Pensions and other
postretirement liabilities	$(497)	$—	$4	$(493)
Other comprehensive loss
of equity investees	(66)	(1)	—	(67)

Accumulated other
comprehensive loss	$(563)	$(1)	$4	$(560)

6.  Stock Repurchase Program

We repurchased and retired 2.6 million and 2.9 million shares of Common Stock under our stock repurchase program during the first three months of 2020 and 2019, respectively, at a cost of $466 million and $500 million, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.4 billion at both March 31, 2020 and December 31, 2019.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $35 million and $37 million for the first quarters of 2020 and 2019, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents,” which offsets the costs of operating the Shared Assets Areas, was $9 million and $8 million for the first quarters of 2020 and 2019, respectively.

“Other liabilities” includes $280 million at both March 31, 2020, and December 31, 2019, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $60 million and $62 million of expense for the first quarters of 2020 and 2019, respectively. Our equity in the earnings of TTX, which offset the costs and are also included in “Purchased services and rents,” totaled $4 million and $13 million for the first quarters of 2020 and 2019, respectively.

8.  Debt

We have in place an accounts receivable securitization program with maximum borrowing capacity of $450 million and a term expiring in May 2020. We had no amounts outstanding at both March 31, 2020, and December 31, 2019, and our available borrowing capacity was $412 million and $429 million, respectively.

In March 2020, we renewed and amended our five-year credit agreement which expires in May 2025 and provides for borrowings at prevailing rates and includes covenants. We increased the program’s borrowing capacity from $750 million to $800 million. We had no amounts outstanding under this facility at both March 31, 2020, and December 31, 2019.

The “Cash, cash equivalents, and restricted cash” line item on the Consolidated Statements of Cash Flows includes restricted cash of $88 million in 2019, reflecting deposits held by a third-party bond agent as collateral for certain debt obligations, which matured on October 1, 2019.

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

Pension and postretirement benefit cost components for the first quarter were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2020	2019	2020	2019
	($ in millions)

Service cost	$10	$9	$1	$2
Interest cost	19	23	3	4
Expected return on plan assets	(48)	(45)	(3)	(4)
Amortization of net losses	13	11	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(6)	$(2)	$(5)	$(4)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,207)	$(14,630)	$(12,196)	$(14,806)

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. It is reasonably possible that we could incur a loss in the case; however, we intend to vigorously defend the case and believe that we will prevail. The potential range of loss cannot be estimated at this time.

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related personal injury and occupational claims are subject to the Federal Employer’s Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.
Employee personal injury claims – The largest component of claims expense is employee personal injury costs.  The independent actuarial firm engaged by us provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. Our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $56 million at both March 31, 2020 and December 31, 2019 of which $15 million is classified as a current liability at both dates. At March 31, 2020, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 109 known locations and projects compared with 110 locations and projects at December 31, 2019. At March 31, 2020, fifteen sites accounted for $39 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

12. New Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaced the current incurred loss impairment method with a method that reflects expected credit losses. Historically, losses associated from the inability to collect on accounts receivable have been insignificant, with little divergence in collection trends through varying economic cycles. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. There was no material impact to the financial statements upon adoption.

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes, changes the accounting for certain income tax transactions, and makes other minor changes. The new standard is effective as of January 1, 2021, and early adoption is permitted for any interim period for which financial statements have not been issued. We do not expect this standard to have a material effect on our financial statements. We will not adopt the standard early.

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

During the first quarter of 2020, the execution of our strategic plan, including our new operating plan, continued to deliver financial and operational efficiencies. However, the rapidly developing COVID-19 pandemic has generated significant uncertainty in the economy and our outlook for the remainder of 2020 and could have a material adverse impact on our results of operations, financial condition, and liquidity. While the magnitude and duration of the outbreak, including its impact on our customers and general economic conditions, is uncertain, we experienced volume declines that accelerated through the end of the quarter and have continued to accelerate in the weeks subsequent to the quarter-end. As a result, we expect overall revenues for the full year to decline, driven by volume declines in merchandise, intermodal, and coal, with the magnitude of the decline unknown. The pandemic has influenced, and will continue to influence, the demand for our services and affect our revenues, with year-over-year volume declines in the first several weeks of April approximating 30%. As a result, the impact on the full year 2020 railway operating ratio (a measure of the amount of operating revenues consumed by operating expense) is uncertain.

Our immediate response to the COVID-19 pandemic included protecting our employees and continuing to provide an excellent transportation service product for our customers. We are continuing to monitor the impact of the pandemic on the availability of our employee base, which was not significantly adversely affected in the first quarter of 2020. We proactively established procedures to protect our employees, including implementing social distancing, transitioning to remote work for certain office employees, and establishing rigorous cleaning protocols for their work environments.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	First Quarter
	2020	2019	% change
Income from railway operations	$568	$966	(41%)
Net income	$381	$677	(44%)
Diluted earnings per share	$1.47	$2.51	(41%)
Railway operating ratio (percent)	78.4	66.0	19%

First quarter 2020 results were adversely impacted by a $385 million loss on asset disposal. During the first quarter of 2020, we recorded a charge related to the loss on sale of approximately 300 locomotives disposed of in the first quarter, and a write-down of approximately 400 additional locomotives that we are actively marketing to sell. For more information on the impact of the charge, see Note 3.

The following table adjusts our 2020 GAAP financial results to exclude the effects of the charge. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charge. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Quarter
	Reported 2020 (GAAP)	2020 Loss on Asset Disposal	Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,057	$(385)	$1,672
Income from railway operations	$568	$385	$953
Net income	$381	$288	$669
Diluted earnings per share	$1.47	$1.11	$2.58
Railway operating ratio (percent)	78.4	(14.7)	63.7

In the table below and the paragraph below, references to 2020 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Quarter
	Adjusted 2020 (non-GAAP)	2019	Adjusted 2020 (non-GAAP) vs. 2019
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,672	$1,874	(11%)
Income from railway operations	$953	$966	(1%)
Net income	$669	$677	(1%)
Diluted earnings per share	$2.58	$2.51	3%
Railway operating ratio (percent)	63.7	66.0	(3%)

Railway operating revenues decreased 8%, driven by an 11% decline in volumes partially offset by increased revenue per unit. Nearly offsetting the revenue decline was an 11% reduction in adjusted railway operating expenses, and the resulting decline in adjusted income from railway operations was $13 million, or 1%. Adjusted diluted earnings per share was up 3% as the 1% decline in adjusted net income was more than offset by a lower share count due to our share repurchase program. Our adjusted railway operating ratio improved to 63.7 percent.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2020	2019	% change
Merchandise:
Agriculture, forest and consumer products	$551	$558	(1%)
Chemicals	520	507	3%
Metals and construction	367	370	(1%)
Automotive	234	251	(7%)
Merchandise	1,672	1,686	(1%)
Intermodal	655	719	(9%)
Coal	298	435	(31%)
Total	$2,625	$2,840	(8%)

Units
Merchandise:
Agriculture, forest and consumer products	181.5	190.7	(5%)
Chemicals	142.3	145.0	(2%)
Metals and construction	154.9	164.4	(6%)
Automotive	90.4	98.1	(8%)
Merchandise	569.1	598.2	(5%)
Intermodal	955.1	1,071.0	(11%)
Coal	163.5	236.3	(31%)
Total	1,687.7	1,905.5	(11%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,036	$2,927	4%
Chemicals	3,653	3,495	5%
Metals and construction	2,370	2,255	5%
Automotive	2,593	2,557	1%
Merchandise	2,939	2,819	4%
Intermodal	685	671	2%
Coal	1,826	1,839	(1%)
Total	1,556	1,490	4%

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Specifically, certain commodities were shifted between agriculture, forest, and consumer products; chemicals; and metals and construction. These changes were made as a result of organizational initiatives to better align with how we manage these commodities. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation.

Railway operating revenues decreased $215 million in the first quarter compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Increase (Decrease)

	Merchandise	Intermodal	Coal

Volume	$(82)	$(78)	$(134)
Fuel surcharge revenue	(6)	(10)	(6)
Rate, mix and other	74	24	3

Total	$(14)	$(64)	$(137)

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $131 million and $153 million in the first quarters of 2020 and 2019, respectively.

Merchandise

Merchandise revenue decreased for the quarter as lower volumes were partially offset by higher average revenue per unit driven by pricing gains. Overall, volumes fell in all merchandise commodity groups.

Agriculture, forest and consumer products volume decreased, largely driven by declines in shipments of corn, soybeans, wood chips, sweeteners, and feed products, with an increase in wheat shipments. Chemicals volume decreased, driven by reduced shipments of sand, natural gas liquids and inorganic chemicals, which were partially offset by gains in crude oil shipments. Metals and construction volume fell, largely the result of decreases in shipments of aggregates, iron and steel, coil, and scrap metal. These declines were partially offset by higher cement shipments. Automotive volume declined due to unplanned automotive plant shutdowns, including those associated with the COVID-19 pandemic.

Intermodal

Intermodal revenue declined, the result of decreased volumes partially offset by higher revenue per unit. Revenue per unit increased, a result of pricing gains.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2020	2019	% change

Domestic	598.3	656.3	(9%)
International	356.8	414.7	(14%)

Total	955.1	1,071.0	(11%)

Domestic and international volumes fell, the result of stronger over-the-road competition and supply chain disruption resulting from COVID-19 related shutdowns.

Coal

Coal revenues decreased, primarily driven by volume declines.
Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2020	2019	% change

Utility	8,898	15,755	(44%)
Export	6,069	6,388	(5%)
Domestic metallurgical	2,276	2,931	(22%)
Industrial	981	1,222	(20%)

Total	18,224	26,296	(31%)

Utility coal tonnage declined due to low natural gas prices, additional renewable energy generating capacity, and mild winter weather. Export coal tonnage declined as a result of weak thermal seaborne pricing. Domestic metallurgical coal and coke tonnage fell due to softening domestic steel demand, customer sourcing changes, and idled customer facilities. Industrial coal tonnage decreased as a result of customer sourcing changes and continued pressure from natural gas conversions.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	First Quarter
	2020	2019	% change

Compensation and benefits	$622	$727	(14%)
Purchased services and rents	403	424	(5%)
Fuel	189	250	(24%)
Depreciation	292	283	3%
Materials and other	166	190	(13%)
Loss on asset disposal	385	—

Total	$2,057	$1,874	10%

Compensation and benefits expense decreased as follows:

•employment levels (down $76 million),
•health and welfare benefits for agreement employees (down $18 million),
•overtime and recrews (down $17 million),
•stock-based and incentive compensation (down $17 million),
•lower capitalized labor ($10 million of additional expense),
•increased pay rates (up $16 million), and
•other (down $3 million).

Average rail headcount for the quarter was down by about 5,000 compared with the first quarter 2019.

Purchased services and rents declined as follows ($ in millions):

	First Quarter
	2020	2019	% change

Purchased services	$321	$346	(7%)
Equipment rents	82	78	5%

Total	$403	$424	(5%)

The decline in purchased services was largely the result of decreased intermodal-related costs and decreased transportation expenses. Equipment rents increased, primarily the result of lower TTX equity earnings partially offset by decreased intermodal volume-related expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased primarily due to decreased consumption (down 15%), as well as lower locomotive fuel prices (down 12%).

Materials and other expenses decreased as follows ($ in millions):

	First Quarter
	2020	2019	% change

Materials	$72	$87	(17%)
Claims	42	49	(14%)
Other	52	54	(4%)

Total	$166	$190	(13%)

Materials costs decreased, due primarily to lower locomotive repair costs as a result of fewer locomotives in service. Claims expenses decreased, driven by lower costs related to environmental remediation matters. Other expense decreased slightly, as lower gains from sales of operating properties were fully offset by lower travel-related expenses. Gains from operating property sales amounted to $11 million and $17 million in 2020 and 2019, respectively.

Other income – Net

Other income – net decreased $22 million, primarily driven by lower investment returns on corporate-owned life insurance. Coal royalties were also lower due to the completed sale of the natural resource assets in the first quarter of 2020. In 2019, coal royalties were $24 million for the full year.

Income taxes

The first-quarter effective tax rate was 12.6% compared with 21.4% for the same period last year. Both periods benefited from favorable tax benefits on stock-based compensation. The current year reflects a $97 million tax benefit associated with the loss on asset disposal. The current quarter also benefited by a $19 million reduction of taxes upon the resolution of our 2012 amended federal return.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $955 million for the first three months of 2020, compared with $881 million for the same period of 2019. We had negative working capital of $234 million at March 31, 2020 and $219 million at December 31, 2019. Cash and cash equivalents totaled $608 million at March 31, 2020.

Cash used in investing activities was $233 million for the first three months of 2020, compared with $350 million in the same period last year. The decrease was primarily driven by lower property additions in 2020.

Cash used in financing activities was $694 million for the first three months of 2020, compared with $478 million in the same period last year, reflecting lower proceeds from borrowing, partially offset by lower repurchases of Common Stock. We repurchased 2.6 million shares of Common Stock totaling $466 million in the first three months of 2020 compared to 2.9 million shares, totaling $500 million in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 45.1% at March 31, 2020, and 44.5% at December 31, 2019.

In March 2020, we renewed and amended our five-year credit agreement which expires in May 2025 and provides for borrowings at prevailing rates and includes covenants. We increased the program’s borrowing capacity from $750 million to $800 million. We had no amounts outstanding under this facility at both March 31, 2020, and December 31, 2019, and we are in compliance with all of its covenants. We have in place an accounts receivable securitization program with maximum borrowing capacity of $450 million and a term expiring in May 2020, which we intend to renew. We had no amounts outstanding at both March 31, 2020, and December 31, 2019, and our available borrowing capacity was $412 million and $429 million, respectively. In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow up to $652 million against these policies at March 31, 2020.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. We are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. However, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce expenditures on property additions and shareholder distributions, including share repurchases, will allow us to meet our cash flow needs. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2019.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies disclosure contained in our Form 10-K at December 31, 2019.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019 with both management and the unions serving their formal proposals for changes to the collective bargaining agreements.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections.  While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including the risks and uncertainties related to the COVID-19 pandemic and those discussed under “Risk Factors” in our latest Form 10-K, as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2020.  Based on such evaluation, our officers have concluded that, at March 31, 2020, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks set forth in “Risk Factors” included in our 2019 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference and are updated to include the following risk.

The COVID-19 pandemic could impact us, our customers, our supply chain and our operations. The pandemic is rapidly developing and generating significant uncertainty in the economy, and it could have a material adverse impact on our financial position, results of operations, or liquidity, dependent on numerous uncertainties. The magnitude and duration of the outbreak, its impact on our customers and general economic conditions, and the extent of social distancing measures and non-essential business shutdowns will influence the demand for our services and affect our revenues. In addition, COVID-19 could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if governmental orders prevent our operating employees or critical suppliers from working. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in our 2019 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

January 1-31, 2020	864,012	$202.17	861,977	27,184,804
February 1-29, 2020	665,607	204.15	664,679	26,520,125
March 1-31, 2020	1,067,802	146.63	1,067,254	25,452,871

Total	2,597,421		2,593,910

(1)Of this amount, 3,511 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of March 31, 2020, 25.5 million shares remain authorized for repurchase.

Item 6. Exhibits.

3(ii)	The Bylaws of Norfolk Southern Corporation, as amended March 23, 2020, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on March 24, 2020.

10.1
Credit Agreement dated as of March 27, 2020, establishing a 5-year, $800 million, unsecured revolving credit facility of the Registrant is incorporated by reference herein from Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on March 30, 2020.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2020 and 2019; (iii) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (iv) the Consolidated Statements of Cash Flows for the first three months of 2020 and 2019; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 29, 2020	/s/ Jason A. Zampi
Jason A. Zampi Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 29, 2020	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)