Form 10-Q
period 2020-06-30
NORFOLK SOUTHERN CORP
filed 2020-07-29
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended JUNE 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to___________

Commission file number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		52-1188014
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
Three Commercial Place		23510-2191
Norfolk,	Virginia
(Address of principal executive offices)		(Zip Code)
(757)		629-2680
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Common Stock ($1.00 par value per share)	255,109,247	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2020	2019	2020	2019
	($ in millions, except per share amounts)

Railway operating revenues	$2,085	$2,925	$4,710	$5,765

Railway operating expenses:
Compensation and benefits	586	712	1,208	1,439
Purchased services and rents	372	418	775	842
Fuel	84	254	273	504
Depreciation	282	284	574	567
Materials and other	151	192	317	382
Loss on asset disposal	—	—	385	—

Total railway operating expenses	1,475	1,860	3,532	3,734

Income from railway operations	610	1,065	1,178	2,031

Other income – net	49	22	71	66
Interest expense on debt	156	153	310	302

Income before income taxes	503	934	939	1,795

Income taxes	111	212	166	396

Net income	$392	$722	$773	$1,399

Earnings per share:
Basic	$1.53	$2.72	$3.01	$5.25
Diluted	1.53	2.70	3.00	5.21

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2020	2019	2020	2019
	($ in millions)

Net income	$392	$722	$773	$1,399
Other comprehensive income, before tax:
Pension and other postretirement benefits	6	5	13	10
Other comprehensive income (loss) of equity investees	1	—	6	(1)
Other comprehensive income, before tax	7	5	19	9

Income tax expense related to items of
other comprehensive income	(1)	(2)	(3)	(3)

Other comprehensive income, net of tax	6	3	16	6

Total comprehensive income	$398	$725	$789	$1,405

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
	($ in millions)

Assets
Current assets:
Cash and cash equivalents	$1,143	$580
Accounts receivable – net	822	920
Materials and supplies	257	244
Other current assets	128	337
Total current assets	2,350	2,081

Investments	3,590	3,428
Properties less accumulated depreciation of $11,823
and $11,982, respectively	31,217	31,614
Other assets	805	800

Total assets	$37,962	$37,923

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,268	$1,428
Income and other taxes	239	229
Other current liabilities	343	327
Current maturities of long-term debt	85	316
Total current liabilities	1,935	2,300

Long-term debt	12,612	11,880
Other liabilities	1,680	1,744
Deferred income taxes	6,874	6,815

Total liabilities	23,101	22,739

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 255,109,247 and 257,904,956 shares,
respectively, net of treasury shares	256	259
Additional paid-in capital	2,217	2,209
Accumulated other comprehensive loss	(475)	(491)
Retained income	12,863	13,207

Total stockholders’ equity	14,861	15,184

Total liabilities and stockholders’ equity	$37,962	$37,923

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2020	2019
	($ in millions)

Cash flows from operating activities:
Net income	$773	$1,399
Reconciliation of net income to net cash provided by operating activities:
Depreciation	574	567
Deferred income taxes	56	133
Gains and losses on properties	(11)	(7)
Loss on asset disposal	385	—
Changes in assets and liabilities affecting operations:
Accounts receivable	98	(30)
Materials and supplies	(13)	(49)
Other current assets	30	55
Current liabilities other than debt	—	(30)
Other – net	(134)	(86)

Net cash provided by operating activities	1,758	1,952

Cash flows from investing activities:
Property additions	(735)	(979)
Property sales and other transactions	258	214
Investment purchases	(5)	(12)
Investment sales and other transactions	(58)	(75)

Net cash used in investing activities	(540)	(852)

Cash flows from financing activities:
Dividends	(482)	(458)
Common stock transactions	26	18
Purchase and retirement of common stock	(669)	(1,050)
Proceeds from borrowings	784	1,054
Debt repayments	(314)	(750)

Net cash used in financing activities	(655)	(1,186)

Net increase (decrease) in cash, cash equivalents, and restricted cash	563	(86)

Cash, cash equivalents, and restricted cash:
At beginning of year	580	446

At end of period	$1,143	$360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$287	$271
Income taxes (net of refunds)	1	215

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

Comprehensive income:
Net income				381	381
Other comprehensive income			10		10
Total comprehensive income					391
Dividends on common stock,
$0.94 per share				(242)	(242)
Share repurchases	(2)	(21)		(443)	(466)
Stock-based compensation	1	17		(1)	17

Balance at March 31, 2020	258	2,205	(481)	12,902	14,884

Comprehensive income:
Net income				392	392
Other comprehensive income			6		6
Total comprehensive income					398
Dividends on common stock,
$0.94 per share				(240)	(240)
Share repurchases	(2)	(10)		(191)	(203)
Stock-based compensation		22			22

Balance at June 30, 2020	$256	$2,217	$(475)	$12,863	$14,861

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2020, and December 31, 2019, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2020 and 2019, and our cash flows for the first six months of 2020 and 2019 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2020	2019	2020	2019
Merchandise:	($ in millions)
Agriculture, forest and consumer products	$498	$577	$1,049	$1,135
Chemicals	423	544	943	1,051
Metals and construction	293	384	660	754
Automotive	93	251	327	502
Merchandise	1,307	1,756	2,979	3,442
Intermodal	569	701	1,224	1,420
Coal	209	468	507	903

Total	$2,085	$2,925	$4,710	$5,765

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Specifically, certain commodities were shifted between agriculture, forest, and consumer products; chemicals; and, metals and construction. These changes were made as a result of organizational initiatives to better align with how we manage these commodities. Prior period railway operating revenues have been reclassified to conform to the current presentation.

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed to total transit days. We had no material remaining performance obligations as of June 30, 2020 or December 31, 2019.

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

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2020	December 31, 2019
	($ in millions)
Customer	$592	$682
Non-customer	230	238

Accounts receivable – net	$822	$920

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both June 30, 2020 and December 31, 2019. We do not have any material contract assets or liabilities at June 30, 2020 or December 31, 2019.

Certain ancillary services may be provided to customers under their transportation contracts such as switching, demurrage and other incidental service revenues. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarter and first six months of 2020 and 4% for the second quarter and first six months of 2019.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2020	2019	2020	2019
	($ in millions)
Stock-based compensation expense	$10	$20	$12	$36
Total tax benefit	3	8	29	31

During 2020, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	1,050	$39.10	43,770	$52.05
RSUs	3,380	173.56	167,540	210.02
PSUs	1,930	184.47	78,720	212.67

Stock Options

	Second Quarter		First Six Months
	2020	2019	2020	2019
	($ in millions)
Stock options exercised	162,400	215,546	685,638	621,917
Cash received upon exercise	$12	$16	$55	$44
Related tax benefit realized	3	6	16	15

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2020	2019	2020	2019
	($ in millions)
RSUs vested	—	506	202,299	166,055
Common Stock issued net of tax withholding	—	363	143,712	119,244
Related tax benefit realized	$—	$—	$4	$2

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2020 or 2019.

	First Six Months
	2020	2019
	($ in millions)
PSUs earned	235,935	331,099
Common Stock issued net of tax withholding	156,450	221,241
Related tax benefit realized	$7	$9

3. Loss on Asset Disposal

In the first quarter of 2020, in connection with our initiatives to increase operational fluidity and asset utilization and improve labor and fuel efficiency, we committed to a plan to dispose of certain locomotives deemed excess and no longer needed for railroad operations. When depreciable operating road and equipment assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings. A retirement is considered abnormal if it does not occur in the ordinary course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates. We evaluated the planned locomotive retirements and concluded they were abnormal. Accordingly, a $385 million loss was recorded to adjust their carrying amount to their estimated fair value, which resulted in a $97 million tax benefit. During the first six months, we sold 446 of 703 locomotives under the plan. The carrying amount of the remaining assets held for sale of $29 million is classified as “Other current assets” in the Consolidated Balance Sheets at June 30, 2020.

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in millions)

Net income	$392	$722	$392	$722
Dividend equivalent payments	—	(2)	—	—

Income available to common stockholders	$392	$720	$392	$722

Weighted-average shares outstanding	255.4	264.8	255.4	264.8
Dilutive effect of outstanding options
and share-settled awards			1.3	2.3

Adjusted weighted-average shares outstanding			256.7	267.1

Earnings per share	$1.53	$2.72	$1.53	$2.70

	Basic		Diluted
	First Six Months
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in millions)

Net income	$773	$1,399	$773	$1,399
Dividend equivalent payments	(1)	(3)	(1)	—

Income available to common stockholders	$772	$1,396	$772	$1,399

Weighted-average shares outstanding	256.3	265.9	256.3	265.9
Dilutive effect of outstanding options
and share-settled awards			1.4	2.4

Adjusted weighted-average shares outstanding			257.7	268.3

Earnings per share	$3.01	$5.25	$3.00	$5.21

During the second quarters and first six months of 2020 and 2019, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no awards outstanding that were antidilutive for the second quarters and first six months ended June 30, 2020 and 2019.

5. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six Months Ended June 30, 2020
Pensions and other postretirement liabilities	$(421)	$—	$10	$(411)
Other comprehensive income (loss)
of equity investees	(70)	6	—	(64)

Accumulated other comprehensive loss	$(491)	$6	$10	$(475)

Six Months Ended June 30, 2019
Pensions and other postretirement liabilities	$(497)	$—	$7	$(490)
Other comprehensive loss
of equity investees	(66)	(1)	—	(67)

Accumulated other comprehensive loss	$(563)	$(1)	$7	$(557)

6.  Stock Repurchase Program

We repurchased and retired 3.9 million and 5.7 million shares of Common Stock under our stock repurchase program during the first six months of 2020 and 2019, respectively, at a cost of $669 million and $1.1 billion, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.4 billion at both June 30, 2020 and December 31, 2019.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $30 million and $38 million for the second quarters of 2020 and 2019, respectively, and $65 million and $75 million for the first six months of 2020 and 2019, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents,” which offsets the costs of operating the Shared Assets Areas, was $13 million and $15 million for the second quarters of 2020 and 2019, respectively, and $22 million and $23 million for the first six months of 2020 and 2019, respectively.

“Other liabilities” includes $280 million at both June 30, 2020, and December 31, 2019, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $58 million and $60 million of expense for the second quarters of 2020 and 2019, respectively, and $118 million and $122 million for the first six months of 2020 and 2019, respectively. Our equity in the earnings of TTX, which offset the costs and are also included in “Purchased services and rents,” totaled $10 million and $12 million for the second quarters of 2020 and 2019, respectively, and $14 million and $25 million for the first six months of 2020 and 2019, respectively.

8.  Debt

In May 2020, we issued $800 million of 3.05% senior notes due 2050, resulting in $790 million in net proceeds.

In May 2020, we also issued $800 million of 3.155% senior notes due 2055 in exchange for $554 million of previously issued notes ($450 million at 5.1% due 2118, $42 million at 6% due 2111, $29 million at 7.9% due 2097, $26 million at 6% due 2105, and $7 million at 7.05% due 2037). As part of the debt exchange, a $4 million loss on extinguishment was recognized in “Other income – net.”

In May 2020, we renewed and amended our accounts receivable securitization program with maximum borrowing capacity of $400 million and a term expiring in May 2021. We had no amounts outstanding at both June 30, 2020, and December 31, 2019, and our available borrowing capacity was $308 million and $429 million, respectively.

In March 2020, we renewed and amended our five-year credit agreement which expires in March 2025 and provides for borrowings at prevailing rates and includes covenants. We increased the program’s borrowing capacity from $750 million to $800 million. We had no amounts outstanding under this facility at both June 30, 2020, and December 31, 2019.

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

Pension and postretirement benefit cost components for the second quarter and first six months were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2020	2019	2020	2019
	($ in millions)

Service cost	$10	$8	$2	$1
Interest cost	18	23	3	5
Expected return on plan assets	(47)	(44)	(3)	(3)
Amortization of net losses	13	11	—	—
Amortization of prior service benefit	—	—	(7)	(6)

Net benefit	$(6)	$(2)	$(5)	$(3)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2020	2019	2020	2019
	($ in millions)

Service cost	$20	$17	$3	$3
Interest cost	37	46	6	9
Expected return on plan assets	(95)	(89)	(6)	(7)
Amortization of net losses	26	22	—	—
Amortization of prior service benefit	—	—	(13)	(12)

Net benefit	$(12)	$(4)	$(10)	$(7)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,697)	$(16,362)	$(12,196)	$(14,806)

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

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $54 million and $56 million at June 30, 2020 and December 31, 2019, respectively, of which $15 million is classified as a current liability at both dates. At June 30, 2020, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 109 known locations and projects compared with 110 locations and projects at December 31, 2019. At June 30, 2020, fifteen sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Insurance

We obtain on behalf of ourself and our subsidiaries insurance for potential losses for third-party liability and first-party property damages.  With limited exceptions, we are currently insured above $75 million and below $1.1 billion ($1.5 billion for specific perils) per occurrence and/or policy year for bodily injury. For property damage to third parties, we are insured for approximately 85% of potential losses above $75 million and below $275 million per occurrence and/or policy year for property owned by us or in our care, custody, or control.

12. New Accounting Pronouncements

On January 1, 2020, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaced the current incurred loss impairment method with a method that reflects expected credit losses. Historically, losses associated from the inability to collect on accounts receivable have been insignificant, with little divergence in collection trends through varying economic cycles. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. There was no material impact to the financial statements upon adoption.

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

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 19,500 route miles in 22 states and the District of Columbia, serves every major container port in the eastern United States, and provides efficient connections to other rail carriers.  We are a major transporter of industrial products, including chemicals, agriculture, and metals and construction materials. In addition, we operate the most extensive intermodal network in the East and are a principal carrier of coal, automobiles, and automotive parts.

Our second-quarter 2020 results were negatively impacted by the COVID-19 pandemic that caused significant global economic contraction. The pandemic influenced the demand for our services and, as a result, our volumes fell significantly across all of our major commodity groups. In response to lower customer demand, we focused on tailoring operating plans for the low-demand environment and reducing expenses, including further implementation of structural cost reductions associated with our strategic plan. Although the revenue reduction in the quarter exceeded the cost reductions we achieved, the initiatives implemented have further optimized our operating activities and network and have positioned us to benefit when volumes return in the future.

The COVID-19 pandemic continues to generate significant uncertainty in the economy and our outlook for the remainder of 2020. The magnitude and duration of the pandemic, including its impact on our customers and general economic conditions, is still uncertain. We continue to monitor the impact of the pandemic on our employees’ availability, which has not been adversely affected in a significant manner thus far in 2020. We remain committed to protecting our employees and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change
Income from railway operations	$610	$1,065	(43%)	$1,178	$2,031	(42%)
Net income	$392	$722	(46%)	$773	$1,399	(45%)
Diluted earnings per share	$1.53	$2.70	(43%)	$3.00	$5.21	(42%)
Railway operating ratio (percent)	70.7	63.6	11%	75.0	64.8	16%

Income from railway operations decreased in both periods, leading to lower net income and diluted earnings per share. The reduction in income from railway operations resulted from decreased railway operating revenues that exceeded the operating expense declines, driving the increases in the railway operating ratio. Railway operating revenues declined as lower customer demand resulted in volume declines. Railway operating expenses decreased due to declines in fuel price and consumption, reduced employment levels, lower volumes and operational efficiency improvements.

Additionally, our results for the first six months of 2020 were adversely impacted by a first-quarter loss on asset disposal of $385 million related to the loss on locomotives sold and a write-down of locomotives held-for-sale. For more information on the impact of the charge, see Note 3.

The following table adjusts our 2020 GAAP financial results for the first six months to exclude the effects of this charge. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charge. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Six Months
	Reported 2020 (GAAP)	2020 Loss on Asset Disposal	Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$3,532	$(385)	$3,147
Income from railway operations	$1,178	$385	$1,563
Net income	$773	$288	$1,061
Diluted earnings per share	$3.00	$1.11	$4.11
Railway operating ratio (percent)	75.0	(8.2)	66.8

In the table below, references to the first six months of 2020 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Six Months
	Adjusted 2020 (non-GAAP)	2019	Adjusted 2020 (non-GAAP) vs. 2019
	($ in millions, except per share amounts)		% change

Railway operating expenses	$3,147	$3,734	(16%)
Income from railway operations	$1,563	$2,031	(23%)
Net income	$1,061	$1,399	(24%)
Diluted earnings per share	$4.11	$5.21	(21%)
Railway operating ratio (percent)	66.8	64.8	3%

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2020	2019	% change	2020	2019	% change
Merchandise:
Agriculture, forest and consumer products	$498	$577	(14%)	$1,049	$1,135	(8%)
Chemicals	423	544	(22%)	943	1,051	(10%)
Metals and construction	293	384	(24%)	660	754	(12%)
Automotive	93	251	(63%)	327	502	(35%)
Merchandise	1,307	1,756	(26%)	2,979	3,442	(13%)
Intermodal	569	701	(19%)	1,224	1,420	(14%)
Coal	209	468	(55%)	507	903	(44%)
Total	$2,085	$2,925	(29%)	$4,710	$5,765	(18%)

Units
Merchandise:
Agriculture, forest and consumer products	165.8	200.6	(17%)	347.3	391.3	(11%)
Chemicals	112.1	153.7	(27%)	254.4	298.7	(15%)
Metals and construction	136.1	182.1	(25%)	291.0	346.5	(16%)
Automotive	37.1	101.8	(64%)	127.5	199.9	(36%)
Merchandise	451.1	638.2	(29%)	1,020.2	1,236.4	(17%)
Intermodal	884.4	1,048.5	(16%)	1,839.5	2,119.5	(13%)
Coal	111.6	258.3	(57%)	275.1	494.6	(44%)
Total	1,447.1	1,945.0	(26%)	3,134.8	3,850.5	(19%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,004	$2,875	4%	$3,021	$2,900	4%
Chemicals	3,771	3,541	6%	3,705	3,519	5%
Metals and construction	2,154	2,104	2%	2,269	2,175	4%
Automotive	2,499	2,471	1%	2,566	2,513	2%
Merchandise	2,897	2,751	5%	2,920	2,784	5%
Intermodal	644	668	(4%)	665	670	(1%)
Coal	1,864	1,815	3%	1,841	1,826	1%
Total	1,440	1,504	(4%)	1,502	1,497	—%

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Specifically, certain commodities were shifted between agriculture, forest, and consumer products; chemicals; and, metals and construction. These changes were made as a result of organizational initiatives to better align with how we manage these commodities. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation.

Railway operating revenues decreased $840 million in the second quarter and $1.1 billion for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(515)	$(110)	$(266)	$(602)	$(188)	$(401)
Fuel surcharge revenue	(24)	(48)	(3)	(30)	(58)	(9)
Rate, mix and other	90	26	10	169	50	14

Total	$(449)	$(132)	$(259)	$(463)	$(196)	$(396)

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $69 million and $144 million in the second quarters of 2020 and 2019, respectively, and $200 million and $297 million for the first six months of 2020 and 2019, respectively. The decrease in fuel surcharge revenues for the second quarter and first six months are driven by lower fuel commodity prices and volume declines.

Merchandise

Merchandise revenue decreased in both periods as lower volumes were partially offset by higher average revenue per unit driven by pricing gains. Overall, volumes fell in all merchandise commodity groups and across almost all markets within those commodity groups due to the impact of the COVID-19 pandemic. The pandemic caused industries to close and suspend production which negatively impacted customers’ needs for receiving materials and shipping finished and semi-finished goods.

Agriculture, forest and consumer products volume decreased in both periods across almost all markets due to the impact of COVID-19 on gasoline consumption, the food service industry, and building, industrial, commercial and consumer activities.

Chemicals volume decreased in both periods for all markets due to the impact from COVID-19 and the continuing disruptions in the energy market. Oil and petroleum shipments were negatively impacted due to reductions in gasoline/jet fuel demand and consumer travel. The pandemic caused industries to close which negatively impacted our customers’ needs for materials.

Metals and construction volume fell in both periods, largely the result of weakened demand due to reductions in metal and domestic vehicle production. Low coal power generation in the second quarter weakened scrubber stone demand, which negatively affected aggregates volumes. The pandemic caused industries to close and suspend production which heavily impacted customers’ needs for receiving materials and shipping finished and semi-finished goods.

Automotive volume declined in both periods due to unplanned automotive plant shutdowns, primarily associated with the COVID-19 pandemic.

Intermodal

Intermodal revenue declined in both periods, the result of decreased volumes and lower revenue per unit, a result of lower fuel surcharge revenue.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change

Domestic	566.6	635.8	(11%)	1,164.9	1,292.1	(10%)
International	317.8	412.7	(23%)	674.6	827.4	(18%)

Total	884.4	1,048.5	(16%)	1,839.5	2,119.5	(13%)

Domestic and international volumes fell in both periods, the result of supply chain disruption resulting from COVID-19 related shutdowns and lower consumer demand. The first six months were additionally impacted by stronger over-the-road competition.

Coal

Coal revenues decreased in both periods, primarily driven by significant volume declines partially offset by higher revenue per unit, resulting from volume shortfalls and favorable mix.
Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change

Utility	5,700	17,129	(67%)	14,598	32,884	(56%)
Export	3,669	6,626	(45%)	9,738	13,014	(25%)
Domestic metallurgical	2,338	3,851	(39%)	4,614	6,782	(32%)
Industrial	747	1,181	(37%)	1,728	2,403	(28%)

Total	12,454	28,787	(57%)	30,678	55,083	(44%)

In both periods, low natural gas prices and reduced demand in global and domestic manufacturing due to COVID-19 negatively impacted all four of our distinct coal markets. Utility coal tonnage was challenged by low natural gas prices, high stockpiles, and diminished industrial and commercial electricity demand. Export coal tonnage declined in both periods as a result of COVID-19 related global disruptions and weak seaborne pricing. Domestic metallurgical coal and coke tonnage fell in both periods due to reduced domestic steel demand leading to idled customer facilities and lower production. Industrial coal tonnage decreased in both periods as a result of customer sourcing changes and continued pressure from natural gas conversions.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change

Compensation and benefits	$586	$712	(18%)	$1,208	$1,439	(16%)
Purchased services and rents	372	418	(11%)	775	842	(8%)
Fuel	84	254	(67%)	273	504	(46%)
Depreciation	282	284	(1%)	574	567	1%
Materials and other	151	192	(21%)	317	382	(17%)
Loss on asset disposal	—	—		385	—

Total	$1,475	$1,860	(21%)	$3,532	$3,734	(5%)

Compensation and benefits expense decreased in both periods as follows:

•employment levels (down $98 million for the quarter and $174 million for the first six months),
•health and welfare benefits for agreement employees (down $21 million for the quarter and $39 million for the first six months),
•overtime and recrews (down $20 million for the quarter and $37 million for the first six months),
•stock-based and incentive compensation (down $16 million for the quarter and $33 million for the first six months),
•lower capitalized labor (additional expense of $13 million for the quarter and $23 million for the first six months),
•increased pay rates (up $14 million for the quarter and $30 million for the first six months), and
•other (up $2 million for the quarter and down $1 million for the first six months).

Average rail headcount for the quarter was down by over 4,900 compared with the second quarter of 2019.

Purchased services and rents declined in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change

Purchased services	$302	$347	(13%)	$623	$693	(10%)
Equipment rents	70	71	(1%)	152	149	2%

Total	$372	$418	(11%)	$775	$842	(8%)

The decline in purchased services in both periods was largely the result of decreased intermodal-related costs and lower operational and transportation expenses. Equipment rents remained relatively flat for the second quarter but increased modestly for the first six months, primarily the result of lower TTX equity earnings partially offset by decreased intermodal volume-related expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased due to lower locomotive fuel prices (down 53% in the second quarter and 31% in the first six months), and decreased consumption (down 32% in the second quarter and 23% in the first six months).

Materials and other expenses decreased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2020	2019	% change	2020	2019	% change

Materials	$62	$82	(24%)	$134	$169	(21%)
Claims	40	50	(20%)	82	99	(17%)
Other	49	60	(18%)	101	114	(11%)

Total	$151	$192	(21%)	$317	$382	(17%)

Materials costs decreased in both periods, due primarily to lower locomotive maintenance requirements as a result of fewer locomotives in service. Claims expenses declined in both periods, driven by lower costs related to environmental remediation matters. Other expense decreased in both periods, due to lower travel-related expenses. The decrease in the first six months was partially offset by lower gains from sales of operating properties. Gains from operating property sales amounted to $13 million and $21 million in the first six months of 2020 and 2019, respectively.

Other income – net

Other income – net increased $27 million in the second quarter and $5 million for the first six months. The second quarter experienced higher investment returns on corporate-owned life insurance partially offset by expenses associated with the debt exchange. Both periods reflect the impact of a prior year impairment loss on our natural resource assets, lower pension expenses, and lower 2020 non-operating property sales. Coal royalties were also lower in both periods due to the sale of our natural resource assets in the first quarter of 2020. In 2019, coal royalties were $24 million for the full year.

Income taxes

The second-quarter effective tax rate was 22.1% compared with 22.7% for the same period last year. Both periods benefited from favorable tax benefits on stock-based compensation while the current quarter reflects increased tax benefits from higher returns on corporate-owned life insurance. The effective tax rates were 17.7% and 22.1% for the first six months of 2020 and 2019, respectively. Both periods reflect tax benefits on stock-based compensation, while the effective rate for the first six months includes a $19 million reduction of taxes upon the resolution of our 2012 amended federal return.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.8 billion for the first six months of 2020, compared with $2.0 billion for the same period of 2019. We had working capital of $415 million at June 30, 2020 and negative working capital of $219 million at December 31, 2019. Cash and cash equivalents totaled $1.1 billion at June 30, 2020.

Cash used in investing activities was $540 million for the first six months of 2020, compared with $852 million for the same period last year. The decrease was primarily driven by lower property additions in 2020.

Cash used in financing activities was $655 million for the first six months of 2020, compared with $1.2 billion in the same period last year, reflecting lower repayments of debt and repurchases of Common Stock, partially offset by lower proceeds from borrowing. We repurchased 3.9 million shares of Common Stock totaling $669 million in the first six months of 2020 compared to 5.7 million shares, totaling $1.1 billion in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 46.1% at June 30, 2020, and 44.5% at December 31, 2019.

In May 2020, we issued $800 million of 3.05% senior notes due 2050, resulting in $790 million in net proceeds.

In May 2020, we also issued $800 million of 3.155% senior notes due 2055 in exchange for $554 million of our previously-issued notes ($450 million at 5.1% due 2118, $42 million at 6% due 2111, $29 million at 7.9% due 2097, $26 million at 6% due 2105, and $7 million at 7.05% due 2037). As part of the debt exchange, a $4 million loss on extinguishment was recognized in “Other income – net.”

In May 2020, we renewed and amended our accounts receivable securitization program with maximum borrowing capacity of $400 million and a term expiring in May 2021. We had no amounts outstanding at both June 30, 2020, and December 31, 2019, and our available borrowing capacity was $308 million and $429 million, respectively. In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow up to $725 million against these policies at June 30, 2020.

In March 2020, we renewed and amended our five-year credit agreement which expires in March 2025 and provides for borrowings at prevailing rates and includes covenants. We increased the program’s borrowing capacity from $750 million to $800 million. We had no amounts outstanding under this facility at both June 30, 2020, and December 31, 2019, and we are in compliance with all of its covenants.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce expenditures on property additions and shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a further decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2019, with the exception of additional senior notes (see Note 8).

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies contained in our Form 10-K at December 31, 2019.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2020.  Based on such evaluation, our officers have concluded that, at June 30, 2020, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In 2007, various antitrust class actions filed against us and other Class I railroads in various Federal district courts regarding fuel surcharges were consolidated in the District of Columbia by the Judicial Panel on Multidistrict Litigation. In 2012, the court certified the case as a class action. The defendant railroads appealed this certification, and the Court of Appeals for the District of Columbia vacated the District Court’s decision and remanded the case for further consideration. On October 10, 2017, the District Court denied class certification. The decision was upheld by the Court of Appeals on August 16, 2019. Since that decision, various individual cases have been filed in multiple jurisdictions and also consolidated in the District of Columbia. We believe the allegations in the complaints are without merit and intend to vigorously defend the cases. We do not believe the outcome of these proceedings will have a material effect on our financial position, results of operations, or liquidity.

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

The COVID-19 pandemic could impact us, our customers, our supply chain and our operations. The pandemic has negatively impacted the economy and continues to generate significant economic uncertainty. It has had a significant adverse impact on our results of operations, and may have material adverse impacts on our financial position, results of operations, or liquidity. The magnitude and duration of the pandemic, and its impact on our customers and general economic conditions will influence the demand for our services and affect our revenues. In addition, COVID-19 could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if governmental orders prevent our operating employees or critical suppliers from working. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in our 2019 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

April 1-30, 2020	907,482	$153.36	906,515	24,546,356
May 1-31, 2020	178,852	171.06	177,206	24,369,150
June 1-30, 2020	185,000	178.97	183,956	24,185,194

Total	1,271,334		1,267,677

(1)Of this amount, 3,657 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of June 30, 2020, 24.2 million shares remain authorized for repurchase.

Item 6. Exhibits.

3(i)**	Restated Articles of Incorporation, as amended.

4.1
Fifth Supplemental Indenture, dated as of May 11, 2020, between the Registrant and U.S. Bank National Association, as trustee is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 11, 2020.

4.2
Indenture dated as of May 15, 2020, between the Registrant and U.S. Bank National Association, a as trustee is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 15, 2020.

10.1*,**	Norfolk Southern Executive Severance Plan as adopted on May 14, 2020, and as amended effective July 28, 2020.

10.2*,**	Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who did not enter into a change in control agreement before 2016.

10.3
Amendment No. 15, dated as of May 29, 2020, to Transfer and Administration Agreement, dated as of November 8, 2007, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2020. 8, 2007, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on June 1, 2020.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32**	Section 1350 Certifications.

101**	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2020 and 2019; (iii) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (iv) the Consolidated Statements of Cash Flows for the first six months of 2020 and 2019; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 29, 2020	/s/ Clyde H. Allison, Jr.
Clyde H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 29, 2020	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)