Form 10-Q
period 2020-09-30
NORFOLK SOUTHERN CORP
filed 2020-10-28
CIK 702165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission File Number: 1-8339

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock ($1.00 par value per share)	253,985,338	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions, except per share amounts)

Railway operating revenues	$2,506	$2,841	$7,216	$8,606

Railway operating expenses:
Compensation and benefits	578	682	1,786	2,121
Purchased services and rents	486	423	1,261	1,265
Fuel	126	226	399	730
Depreciation	293	286	867	853
Materials and other	183	228	500	610
Loss on asset disposal	—	—	385	—

Total railway operating expenses	1,666	1,845	5,198	5,579

Income from railway operations	840	996	2,018	3,027

Other income – net	39	22	110	88
Interest expense on debt	155	150	465	452

Income before income taxes	724	868	1,663	2,663

Income taxes	155	211	321	607

Net income	$569	$657	$1,342	$2,056

Earnings per share:
Basic	$2.23	$2.50	$5.24	$7.76
Diluted	2.22	2.49	5.21	7.70

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions)

Net income	$569	$657	$1,342	$2,056
Other comprehensive income, before tax:
Pension and other postretirement benefits	7	5	20	15
Other comprehensive income (loss) of equity investees	—	—	6	(1)
Other comprehensive income, before tax	7	5	26	14

Income tax expense related to items of
other comprehensive income	(3)	(1)	(6)	(4)

Other comprehensive income, net of tax	4	4	20	10

Total comprehensive income	$573	$661	$1,362	$2,066

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,359	$580
Accounts receivable – net	883	920
Materials and supplies	247	244
Other current assets	90	337
Total current assets	2,579	2,081

Investments	3,566	3,428
Properties less accumulated depreciation of $11,873
and $11,982, respectively	31,239	31,614
Other assets	795	800

Total assets	$38,179	$37,923

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,273	$1,428
Income and other taxes	257	229
Other current liabilities	386	327
Current maturities of long-term debt	89	316
Total current liabilities	2,005	2,300

Long-term debt	12,634	11,880
Other liabilities	1,701	1,744
Deferred income taxes	6,898	6,815

Total liabilities	23,238	22,739

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 253,985,338 and 257,904,956 shares,
respectively, net of treasury shares	255	259
Additional paid-in capital	2,246	2,209
Accumulated other comprehensive loss	(471)	(491)
Retained income	12,911	13,207

Total stockholders’ equity	14,941	15,184

Total liabilities and stockholders’ equity	$38,179	$37,923

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2020	2019
	($ in millions)
Cash flows from operating activities:
Net income	$1,342	$2,056
Reconciliation of net income to net cash provided by operating activities:
Depreciation	867	854
Deferred income taxes	78	225
Gains and losses on properties	(14)	(4)
Loss on asset disposal	385	—
Impairment of investment	99	—
Changes in assets and liabilities affecting operations:
Accounts receivable	36	34
Materials and supplies	(3)	(59)
Other current assets	55	40
Current liabilities other than debt	104	(72)
Other – net	(182)	(77)

Net cash provided by operating activities	2,767	2,997

Cash flows from investing activities:
Property additions	(1,053)	(1,494)
Property sales and other transactions	291	282
Investment purchases	(6)	(12)
Investment sales and other transactions	(50)	(99)

Net cash used in investing activities	(818)	(1,323)

Cash flows from financing activities:
Dividends	(722)	(705)
Common stock transactions	53	21
Purchase and retirement of common stock	(960)	(1,550)
Proceeds from borrowings – net of issuance costs	784	1,404
Debt repayments	(325)	(750)

Net cash used in financing activities	(1,170)	(1,580)

Net increase in cash, cash equivalents, and restricted cash	779	94

Cash, cash equivalents, and restricted cash:
At beginning of year	580	446

At end of period	$1,359	$540

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$395	$392
Income taxes (net of refunds)	118	404

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

Comprehensive income:
Net income				381	381
Other comprehensive income			10		10
Total comprehensive income					391
Dividends on common stock,
$0.94 per share				(242)	(242)
Share repurchases	(2)	(21)		(443)	(466)
Stock-based compensation	1	17		(1)	17

Balance at March 31, 2020	258	2,205	(481)	12,902	14,884

Comprehensive income:
Net income				392	392
Other comprehensive income			6		6
Total comprehensive income					398
Dividends on common stock,
$0.94 per share				(240)	(240)
Share repurchases	(2)	(10)		(191)	(203)
Stock-based compensation		22			22

Balance at June 30, 2020	256	2,217	(475)	12,863	14,861

Comprehensive income:
Net income				569	569
Other comprehensive income			4		4
Total comprehensive income					573
Dividends on common stock,
$0.94 per share				(240)	(240)
Share repurchases	(1)	(11)		(279)	(291)
Stock-based compensation		40		(2)	38

Balance at September 30, 2020	$255	$2,246	$(471)	$12,911	$14,941

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2020, and December 31, 2019, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2020 and 2019, and our cash flows for the first nine months of 2020 and 2019 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$521	$572	$1,570	$1,707
Chemicals	428	535	1,371	1,586
Metals and construction	337	377	997	1,131
Automotive	270	247	597	749
Merchandise	1,556	1,731	4,535	5,173
Intermodal	700	707	1,924	2,127
Coal	250	403	757	1,306

Total	$2,506	$2,841	$7,216	$8,606

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

We recognize the amount of revenue we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to NS for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenue is recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenue associated with in-process shipments at period-end is recorded based on the estimated percentage of service completed. We had no material remaining performance obligations as of September 30, 2020 or December 31, 2019.

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

Under the typical payment terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2020	December 31, 2019
	($ in millions)

Customer	$664	$682
Non-customer	219	238

Accounts receivable – net	$883	$920

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both September 30, 2020 and December 31, 2019. We do not have any material contract assets or liabilities at September 30, 2020 or December 31, 2019.

We may provide customers ancillary services, such as switching, demurrage and other incidental services, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. This revenue is included within each of the commodity groups and represents 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the third quarters and first nine months of 2020 and 2019.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions)

Stock-based compensation expense	$13	$10	$25	$46
Total tax benefit	10	3	39	34

During 2020, a committee of nonemployee members of our Board of Directors (and the Chief Executive Officer when delegated authority by such committee) granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	43,770	$52.05
RSUs	10,230	211.90	177,770	210.13
PSUs	—	—	78,720	212.67

Stock Options

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions)

Stock options exercised	313,358	55,155	998,996	677,072
Cash received upon exercise	$27	$3	$82	$47
Related tax benefit realized	8	1	24	16

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	($ in millions)

RSUs vested	1,635	142	203,934	166,197
Common Stock issued net of tax withholding	1,630	102	145,342	119,346
Related tax benefit realized	$—	$—	$4	$2

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2020 or 2019.

	First Nine Months
	2020	2019
	($ in millions)

PSUs earned	235,935	331,099
Common Stock issued net of tax withholding	156,450	221,241
Related tax benefit realized	$7	$9

3. Loss on Asset Disposal

In the first quarter of 2020, in connection with our initiatives to increase operational fluidity and asset utilization and improve labor and fuel efficiency, we committed to a plan to dispose of certain locomotives deemed excess and no longer needed for railroad operations. When depreciable operating road and equipment assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings. A retirement is considered abnormal if it does not occur in the ordinary course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates. We evaluated the planned locomotive retirements and concluded they were abnormal. Accordingly, a $385 million loss was recorded to adjust their carrying amount to their estimated fair value, which resulted in a $97 million tax benefit. During the first nine months, we sold 574 of 703 locomotives under the plan. The carrying amount of the remaining assets held for sale of $20 million is classified as “Other current assets” in the Consolidated Balance Sheet at September 30, 2020.

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in millions)

Net income	$569	$657	$569	$657
Dividend equivalent payments	(2)	(1)	(1)	—

Income available to common stockholders	$567	$656	$568	$657

Weighted-average shares outstanding	254.6	262.1	254.6	262.1

Dilutive effect of outstanding options and share-settled awards			1.5	2.2

Adjusted weighted-average shares outstanding			256.1	264.3

Earnings per share	$2.23	$2.50	$2.22	$2.49

	Basic		Diluted
	First Nine Months
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in millions)

Net income	$1,342	$2,056	$1,342	$2,056
Dividend equivalent payments	(3)	(4)	(2)	—

Income available to common stockholders	$1,339	$2,052	$1,340	$2,056

Weighted-average shares outstanding	255.7	264.6	255.7	264.6

Dilutive effect of outstanding options and share-settled awards			1.5	2.3

Adjusted weighted-average shares outstanding			257.2	266.9

Earnings per share	$5.24	$7.76	$5.21	$7.70

During the third quarters and first nine months of 2020 and 2019, we made dividend equivalent payments to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no awards outstanding that were antidilutive for the third quarters and first nine months ended September 30, 2020 and 2019.

5. Accumulated Other Comprehensive Loss
The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine Months Ended September 30, 2020
Pensions and other postretirement liabilities	$(421)	$—	$14	$(407)
Other comprehensive income (loss) of equity
investees	(70)	6	—	(64)

Accumulated other comprehensive loss	$(491)	$6	$14	$(471)

Nine Months Ended September 30, 2019
Pensions and other postretirement liabilities	$(497)	$—	$11	$(486)
Other comprehensive loss of equity investees	(66)	(1)	—	(67)

Accumulated other comprehensive loss	$(563)	$(1)	$11	$(553)

6.  Stock Repurchase Program

We repurchased and retired 5.3 million and 8.4 million shares of Common Stock under our stock repurchase program during the first nine months of 2020 and 2019, respectively, at a cost of $960 million and $1.6 billion, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in Conrail, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.4 billion at both September 30, 2020 and December 31, 2019.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include amounts payable to CRC for the operation of the Shared Assets Areas totaling $32 million and $37 million for the third quarters of 2020 and 2019, respectively, and $97 million and $112 million for the first nine months of 2020 and 2019, respectively. Our equity in the earnings of Conrail, net of amortization, included in “Purchased services and rents,” which offsets the costs of operating the Shared Assets Areas, was $17 million and $13 million for the third quarters of 2020 and 2019, respectively, and $39 million and $36 million for the first nine months of 2020 and 2019, respectively.

“Other liabilities” includes $280 million at both September 30, 2020 and December 31, 2019, for long-term advances from Conrail, maturing 2044, that bear interest at an average rate of 2.9%.

Investment in TTX

NS and eight other North American railroads jointly own TTX Company (TTX).  NS has a 19.65% ownership interest in TTX, a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates.

Amounts paid to TTX for use of equipment are included in “Purchased services and rents” and amounted to $67 million and $61 million of expense for the third quarters of 2020 and 2019, respectively, and $185 million and $183 million for the first nine months of 2020 and 2019, respectively. Our equity in the earnings of TTX, which offsets the costs and are also included in “Purchased services and rents,” totaled $21 million and $19 million for the third quarters of 2020 and 2019, respectively, and $35 million and $44 million for the first nine months of 2020 and 2019, respectively.

Impairment of Investment

During the third quarter of 2020, we recorded an other-than-temporary impairment of $99 million related to the carrying value of an equity method investment. This non-cash impairment charge is recorded in “Purchased services and rents” on the 2020 Consolidated Statements of Income and had a $74 million impact on net income for the third quarter and first nine months of 2020.

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

In May 2020, we renewed and amended our accounts receivable securitization program with maximum borrowing capacity of $400 million and a term expiring in May 2021. We had no amounts outstanding at both September 30, 2020, and December 31, 2019, and our available borrowing capacity was $400 million and $429 million, respectively.

In March 2020, we renewed and amended our five-year credit agreement. We increased the program’s borrowing authority from $750 million to $800 million. The amended agreement expires in 2025 and provides for borrowing at prevailing rates and includes covenants. We had no amounts outstanding under this facility at both September 30, 2020, and December 31, 2019.

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

Pension and postretirement benefit cost components for the third quarter and first nine months were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2020	2019	2020	2019
	($ in millions)

Service cost	$10	$9	$2	$2
Interest cost	19	24	3	4
Expected return on plan assets	(48)	(45)	(4)	(4)
Amortization of net losses	13	11	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(6)	$(1)	$(5)	$(4)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2020	2019	2020	2019
	($ in millions)

Service cost	$30	$26	$5	$5
Interest cost	56	70	9	13
Expected return on plan assets	(143)	(134)	(10)	(11)
Amortization of net losses	39	33	—	—
Amortization of prior service benefit	—	—	(19)	(18)

Net benefit	$(18)	$(5)	$(15)	$(11)

The service cost components of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consisted of the following:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,723)	$(16,582)	$(12,196)	$(14,806)

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related personal injury and occupational claims are subject to the Federal Employer’s Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion the recorded liability is adequate to cover future claim payments and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.
Employee personal injury claims – The largest component of claims expense is employee personal injury costs.  The independent actuarial firm we engage provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. Our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

Occupational claims – Occupational claims include injuries and illnesses alleged to be caused by exposures which occur over time as opposed to injuries or illnesses caused by a specific accident or event. Types of occupational claims commonly seen allege exposure to asbestos and other claimed toxic substances resulting in respiratory diseases or cancer. Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon our history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon judgments we make as to the specific case reserves as well as judgments of the actuarial firm in the quarterly studies.  The actuarial firm’s estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting our experience. We adjust the liability quarterly based upon our assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover future claim payments.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

Environmental Matters

We are subject to various jurisdictions’ environmental laws and regulations.  We record a liability where such liability or loss is probable and reasonably estimable. Environmental specialists regularly participate in ongoing evaluations of all known sites and determining any necessary adjustments to liability estimates.

Our Consolidated Balance Sheets include liabilities for environmental exposures of $55 million and $56 million at September 30, 2020 and December 31, 2019, respectively, of which $15 million is classified as a current liability at both dates. At September 30, 2020, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 105 known locations and projects compared with 110 locations and projects at December 31, 2019. At September 30, 2020, seventeen sites accounted for $41 million of the liability, and no individual site was considered to be material. We anticipate that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on our assessment of the facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs for dealing with those environmental matters of which we are aware.  Further, we believe it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $1.1 billion ($1.5 billion for specific perils) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers approximately 85% of damage above $75 million and below $275 million per occurrence and/or policy year.

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

The ongoing COVID-19 pandemic has caused significant economic disruption and continues to influence the demand for our services, as evidenced by the volume declines compared to prior year experienced across most of our major commodity groups in the third quarter. However, we have seen improvement in underlying demand. Overall volumes in the third quarter were down 7% compared to last year, marking a significant improvement relative to the 26% year-over-year decline experienced in the second quarter. While substantial uncertainty remains with respect to customer demand as a result of the pandemic, we continue to execute on operational initiatives to improve efficiencies and lower our cost structure.

COVID-19 is generating significant uncertainty in the economy and our outlook as we conclude 2020. We continue to monitor the impact of the pandemic on our employees’ availability, which has not been adversely affected in a significant manner this year. We remain committed to protecting our employees and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Income from railway operations	$840	$996	(16%)	$2,018	$3,027	(33%)
Net income	$569	$657	(13%)	$1,342	$2,056	(35%)
Diluted earnings per share	$2.22	$2.49	(11%)	$5.21	$7.70	(32%)
Railway operating ratio (percent)	66.5	64.9	2%	72.0	64.8	11%

Decreases in railway operating revenues exceeded operating expense declines, resulting in reduced income from railway operations and increased operating ratios. Railway operating revenues declined in both periods as lower customer demand resulted in volume declines. Additionally, negative mix led to lower revenue per unit. Notwithstanding the charges noted below, railway operating expenses decreased due to declines in fuel price and consumption, reduced employment levels, lower volumes and operational efficiency improvements.

Third-quarter 2020 results were adversely impacted by a $99 million impairment charge related to an equity method investment. Additionally, our results for the first nine months of 2020 were adversely impacted by a loss on asset disposal of $385 million related to locomotives sold or designated as held-for-sale. For more information on the impact of these charges, see Notes 7 and 3.

The following tables adjust our 2020 GAAP financial results for the third quarter and first nine months to exclude the effects of these charges. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charges. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for the Third Quarter
	Reported 2020 (GAAP)	2020 Investment Impairment	Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,666	$(99)	$1,567
Income from railway operations	$840	$99	$939
Net income	$569	$74	$643
Diluted earnings per share	$2.22	$0.29	$2.51
Railway operating ratio (percent)	66.5	(4.0)	62.5

In the table below, references to the third quarter of 2020 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	Third Quarter
	Adjusted 2020 (non-GAAP)	2019	Adjusted 2020 (non-GAAP) vs. 2019
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,567	$1,845	(15%)
Income from railway operations	$939	$996	(6%)
Net income	$643	$657	(2%)
Diluted earnings per share	$2.51	$2.49	1%
Railway operating ratio (percent)	62.5	64.9	(4%)

	Non-GAAP Reconciliation for First Nine Months
	Reported 2020 (GAAP)	First Quarter Loss on Asset Disposal	Third Quarter Investment Impairment	Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$5,198	$(385)	$(99)	$4,714
Income from railway operations	$2,018	$385	$99	$2,502
Net income	$1,342	$288	$74	$1,704
Diluted earnings per share	$5.21	$1.12	$0.29	$6.62
Railway operating ratio (percent)	72.0	(5.3)	(1.4)	65.3

In the table below, references to the first nine months of 2020 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Nine Months
	Adjusted 2020 (non-GAAP)	2019	Adjusted 2020 (non-GAAP) vs. 2019
	($ in millions, except per share amounts)		% change

Railway operating expenses	$4,714	$5,579	(16%)
Income from railway operations	$2,502	$3,027	(17%)
Net income	$1,704	$2,056	(17%)
Diluted earnings per share	$6.62	$7.70	(14%)
Railway operating ratio (percent)	65.3	64.8	1%

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2020	2019	% change	2020	2019	% change
Merchandise:
Agriculture, forest and consumer products	$521	$572	(9%)	$1,570	$1,707	(8%)
Chemicals	428	535	(20%)	1,371	1,586	(14%)
Metals and construction	337	377	(11%)	997	1,131	(12%)
Automotive	270	247	9%	597	749	(20%)
Merchandise	1,556	1,731	(10%)	4,535	5,173	(12%)
Intermodal	700	707	(1%)	1,924	2,127	(10%)
Coal	250	403	(38%)	757	1,306	(42%)
Total	$2,506	$2,841	(12%)	$7,216	$8,606	(16%)

Units
Merchandise:
Agriculture, forest and consumer products	176.4	191.7	(8%)	523.7	583.0	(10%)
Chemicals	111.9	148.2	(24%)	366.3	446.9	(18%)
Metals and construction	157.2	182.5	(14%)	448.2	529.0	(15%)
Automotive	105.7	99.5	6%	233.2	299.4	(22%)
Merchandise	551.2	621.9	(11%)	1,571.4	1,858.3	(15%)
Intermodal	1,068.8	1,059.9	1%	2,908.3	3,179.4	(9%)
Coal	147.7	218.7	(32%)	422.8	713.3	(41%)
Total	1,767.7	1,900.5	(7%)	4,902.5	5,751.0	(15%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$2,953	$2,984	(1%)	$2,998	$2,928	2%
Chemicals	3,827	3,609	6%	3,742	3,549	5%
Metals and construction	2,145	2,066	4%	2,226	2,138	4%
Automotive	2,548	2,480	3%	2,558	2,502	2%
Merchandise	2,822	2,783	1%	2,886	2,784	4%
Intermodal	655	668	(2%)	662	669	(1%)
Coal	1,698	1,842	(8%)	1,791	1,831	(2%)
Total	1,418	1,495	(5%)	1,472	1,496	(2%)

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise.

Specifically, certain commodities were shifted between: agriculture, forest, and consumer products; chemicals; and, metals and construction. These changes were made as a result of organizational initiatives to better align with how we manage these commodities. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation.

Railway operating revenues decreased $335 million in the third quarter and $1.4 billion for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Increase (Decrease)			Increase (Decrease)

	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(197)	$6	$(131)	$(799)	$(181)	$(532)
Fuel surcharge revenue	(34)	(35)	(2)	(64)	(93)	(11)
Rate, mix and other	56	22	(20)	225	71	(6)

Total	$(175)	$(7)	$(153)	$(638)	$(203)	$(549)

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $75 million and $146 million in the third quarters of 2020 and 2019, respectively, and $275 million and $443 million for the first nine months of 2020 and 2019, respectively. The decreases in fuel surcharge revenues for the third quarter and first nine months are driven by lower fuel commodity prices and volume declines.

Merchandise

Merchandise revenue decreased in both periods as lower volumes were partially offset by higher average revenue per unit driven by pricing gains. Volumes fell in most merchandise commodity groups due to the impact of the COVID-19 pandemic. The pandemic has continued to cause many industries to suspend production which persists in negatively impacting customers’ needs for materials and shipping of finished and semi-finished goods.

Agriculture, forest and consumer products volume decreased in both periods due to the continued impact of COVID-19 on ethanol demand, food service, and building, industrial and commercial activities.

Chemicals volume decreased in both periods due to the continued impact from COVID-19 and ongoing disruptions in the energy market. Oil and petroleum shipments continued to be negatively impacted due to reductions in gasoline/jet fuel demand and consumer travel. The pandemic created an overabundance of products in the market as companies reduced stockpiles before requiring more products.

Metals and construction volume fell in both periods, largely the result of weakened demand due to reductions in metal and domestic vehicle production. Low coal power generation in the third quarter weakened scrubber stone demand, which negatively affected aggregates volumes. The pandemic caused industries to suspend production which heavily impacted customers’ needs for materials and shipping of finished and semi-finished goods.

Automotive volume increased in the third quarter, but decreased for the first nine months. The third-quarter volume strength was driven by increased demand which partially offset the first-half 2020 unplanned automotive plant shutdowns, primarily due to the COVID-19 pandemic.

Merchandise revenues for the remainder of the year are expected to decline as decreased volumes will be partially offset by increased revenue per unit driven by pricing gains.

Intermodal

Intermodal revenue declined in both periods. The third-quarter decline is a result of lower revenue per unit driven by decreased fuel surcharge revenue partially offset by positive mix and increased volumes. The decline for the first nine months resulted from decreased volumes and lower revenue per unit, a result of lower fuel surcharge revenue partially offset by improved price and mix.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Domestic	699.9	643.2	9%	1,864.8	1,935.3	(4%)
International	368.9	416.7	(11%)	1,043.5	1,244.1	(16%)

Total	1,068.8	1,059.9	1%	2,908.3	3,179.4	(9%)

Domestic volumes increased in the third quarter but decreased in the first nine months, driven by a strong third-quarter recovery from supply chain disruptions related to COVID-19. International volumes fell in both periods, the result of supply chain disruptions from COVID-19.

Intermodal revenues for the remainder of the year are expected to increase primarily due to volume gains partially offset by lower revenue per unit due to decreased fuel surcharge revenue.

Coal

Coal revenues decreased in both periods, primarily driven by significant volume declines.
Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Utility	9,867	14,124	(30%)	24,465	47,008	(48%)
Export	3,585	5,403	(34%)	13,323	18,417	(28%)
Domestic metallurgical	2,379	3,649	(35%)	6,993	10,431	(33%)
Industrial	864	1,125	(23%)	2,592	3,528	(27%)

Total	16,695	24,301	(31%)	47,373	79,384	(40%)

In both periods, low natural gas prices and reduced demand in global and domestic manufacturing due to COVID-19 negatively impacted each market. Utility coal tonnage was challenged in both periods by low natural gas prices, high stockpiles, and diminished industrial and commercial electricity demand. Export coal tonnage declined in both periods as a result of continued COVID-19 related global disruptions, weak seaborne pricing, and import restrictions. Domestic metallurgical coal and coke tonnage fell in both periods due to continued reduced domestic steel demand which led to idled customer facilities and lower production. Industrial coal tonnage decreased in both periods as a result of customer sourcing changes and continued pressure from natural gas conversions.

Coal revenues are expected to decline in each market for the remainder of the year, being negatively impacted by decreased volumes resulting from COVID-19.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows ($ in millions):

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Compensation and benefits	$578	$682	(15%)	$1,786	$2,121	(16%)
Purchased services and rents	486	423	15%	1,261	1,265	—%
Fuel	126	226	(44%)	399	730	(45%)
Depreciation	293	286	2%	867	853	2%
Materials and other	183	228	(20%)	500	610	(18%)
Loss on asset disposal	—	—		385	—

Total	$1,666	$1,845	(10%)	$5,198	$5,579	(7%)

Compensation and benefits expense decreased in both periods as follows:

•employment levels (down $76 million for the quarter and $250 million for the first nine months),
•health and welfare benefits for agreement employees (down $22 million for the quarter and $61 million for the first nine months),
•stock-based and incentive compensation (down $15 million for the quarter and $48 million for the first nine months),
•overtime and recrews (down $11 million for the quarter and $48 million for the first nine months),
•increased pay rates (up $10 million for the quarter and $40 million for the first nine months),
•lower capitalized labor (additional expense of $18 million for the quarter and $41 million for the first nine months), and
•other (down $8 million for the quarter and $9 million for the first nine months).

Average rail headcount for the quarter was down by approximately 4,400 compared with the third quarter of 2019.

Purchased services and rents increased in the third quarter but decreased slightly for the first nine months as follows ($ in millions):

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Purchased services	$419	$355	18%	$1,042	$1,048	(1%)
Equipment rents	67	68	(1%)	219	217	1%

Total	$486	$423	15%	$1,261	$1,265	—%

The increase in purchased services for the third quarter was due to a $99 million impairment related to an equity method investment. Both periods reflect volume-related decreases.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased due to lower locomotive fuel prices (down 34% in the third quarter and 32% in the first nine months), and reduced consumption (down 17% in the third quarter and 21% in the first nine months).

Materials and other expenses decreased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2020	2019	% change	2020	2019	% change

Materials	$72	$85	(15%)	$206	$254	(19%)
Claims	59	48	23%	141	147	(4%)
Other	52	95	(45%)	153	209	(27%)

Total	$183	$228	(20%)	$500	$610	(18%)

Materials costs decreased in both periods, due primarily to lower maintenance requirements as a result of fewer locomotives and freight cars in service. Claims expenses increased in the third quarter as a result of derailments. Claims expense declined in the first nine months, driven by lower costs related to environmental remediation matters partially offset by increased derailment costs. Other expense decreased in both periods, primarily due to a prior year write off of a $32 million receivable as a result of a legal dispute as well as reduced travel. Gains from operating property sales, included in Other, totaled $15 million and $21 million in the first nine months of 2020 and 2019, respectively.

Other income – net

Other income – net increased $17 million in the third quarter and $22 million for the first nine months. Both periods experienced higher returns on corporate-owned life insurance and lower pension and postretirement benefit expenses. The first nine months reflect the impact of a prior year impairment loss on our natural resource assets and lower 2020 non-operating property sales. Coal royalties were lower in both periods due to the sale of our natural resource assets in the first quarter of 2020. Full-year 2019 coal royalties totaled $24 million.

Income taxes

The third-quarter effective tax rate was 21.4% compared with 24.3% for the same period last year. Both periods were aided by tax benefits on stock-based compensation while the current quarter reflects increased tax benefits from higher returns on corporate-owned life insurance. The effective tax rates were 19.3% and 22.8% for the first nine months of 2020 and 2019, respectively. Both periods reflect tax benefits on stock-based compensation, while the effective rate for the first nine months includes a $19 million reduction of taxes upon the resolution of our 2012 amended federal return.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.8 billion for the first nine months of 2020, compared with $3.0 billion for the same period of 2019. We had working capital of $574 million at September 30, 2020, and negative working capital of $219 million at December 31, 2019. Cash and cash equivalents totaled $1.4 billion at September 30, 2020.

Cash used in investing activities was $818 million for the first nine months of 2020, compared with $1.3 billion for the same period last year. The decrease was primarily driven by lower property additions in 2020.

Cash used in financing activities was $1.2 billion for the first nine months of 2020, compared with $1.6 billion in the same period last year, reflecting lower repurchases of Common Stock and debt repayments, partially offset by reduced borrowing proceeds. We repurchased $960 million of Common Stock in the first nine months of 2020 compared to $1.6 billion in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our total-debt-to-total capitalization ratio was 46.0% at September 30, 2020, and 44.5% at December 31, 2019.

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

In May 2020, we renewed and amended our accounts receivable securitization program with maximum borrowing capacity of $400 million and a term expiring in May 2021. We had no amounts outstanding at September 30, 2020, or December 31, 2019, and our available borrowing capacity was $400 million and $429 million, respectively. In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow up to $750 million against these policies at September 30, 2020.

In March 2020, we renewed and amended our five-year credit agreement. We increased the program’s borrowing authority from $750 million to $800 million. The amended agreement expires in 2025 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at September 30, 2020, or December 31, 2019, and we are in compliance with all of its covenants.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce expenditures on property additions and shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a further decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2019, with the exception of additional senior notes (see Note 8) and $150 million of unconditional purchase obligations, which extend through 2021.

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

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019, with both management and the unions serving their formal proposals for changes to the collective bargaining agreements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2020.  Based on such evaluation, our officers have concluded that, at September 30, 2020, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units)	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or
Period	Purchased (1)	(or Unit)	Programs (2)	Programs (2)

July 1-31, 2020	370,977	$181.20	370,532	23,814,662
August 1-31, 2020	463,900	207.56	459,832	23,354,830
September 1-30, 2020	602,751	214.44	601,940	22,752,890

Total	1,437,628		1,432,304

(1)Of this amount, 5,324 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of September 30, 2020, 22.8 million shares remain authorized for repurchase.

Item 6. Exhibits.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2020 and 2019; (iii) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2020 and 2019; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2020 and 2019; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 28, 2020	/s/ Clyde H. Allison, Jr.
Clyde H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 28, 2020	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)