Form 10-K
period 2020-12-31
NORFOLK SOUTHERN CORP
filed 2021-02-04
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended DECEMBER 31, 2020

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to___________
Commission File Number 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		52-1188014
(State or other jurisdiction of incorporation or organization)		(I.R.S Employer Identification No.)
Three Commercial Place		23510-2191
Norfolk,	Virginia
(Address of principal executive offices)		(Zip Code)
(757)		629-2680
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Norfolk Southern Corporation Common Stock (Par Value $1.00)	NSC	New York Stock Exchange

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
Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2020 was $44,745,974,634 (based on the closing price as quoted on the New York Stock Exchange on June 30, 2020).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2021: 251,911,634 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

K2

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 1. Business and Item 2. Properties

GENERAL – Norfolk Southern Corporation (Norfolk Southern) is a Norfolk, Virginia-based company that owns a major freight railroad, Norfolk Southern Railway Company (NSR).  We were incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  Our common stock (Common Stock) is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

Unless indicated otherwise, Norfolk Southern Corporation and its subsidiaries, including NSR, are referred to collectively as NS, we, us, and our.

We are primarily engaged in the rail transportation of raw materials, intermediate products, and finished goods primarily in the Southeast, East, and Midwest and, via interchange with rail carriers, to and from the rest of the United States (U.S.).  We also transport overseas freight through several Atlantic and Gulf Coast ports.  We offer the most extensive intermodal network in the eastern half of the U.S.

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
•Norfolk Southern Corporation Bylaws

K3

RAILROAD OPERATIONS – At December 31, 2020, we operated approximately 19,300 route miles in 22 states and the District of Columbia.

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
•Cleveland to Kansas City
•Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati and Chattanooga, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2020
	Route Miles	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,540	2,678	2,004	8,310	27,532
Operated under lease, contract or trackage
rights	4,795	1,889	406	840	7,930

Total	19,335	4,567	2,410	9,150	35,462

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Maryland Department of Transportation, and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our operations for the past five years:

	Years ended December 31,
	2020	2019	2018	2017	2016

Revenue ton miles (billions)	164	194	207	201	191
Revenue per thousand revenue ton miles	$59.67	$58.21	$55.25	$52.38	$51.91
Revenue ton miles (thousands) per railroad employee	8,191	7,939	7,822	7,474	6,838
Ratio of railway operating expenses to railway
operating revenues (railway operating ratio)	69.3%	64.7%	65.4%	66.6%	69.6%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $9.8 billion in 2020.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MERCHANDISE – Our merchandise commodity group is composed of four groupings:
•Agriculture, forest and consumer products includes soybeans, wheat, corn, fertilizer, livestock and poultry feed, food products, food oils, flour, sweeteners, ethanol, lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper, beverages, canned goods, and consumer products.
•Chemicals includes sulfur and related chemicals, petroleum products (including crude oil), chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and sand.
•Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, minerals, clay, transportation equipment, and items for the U.S. military.
•Automotive includes finished motor vehicles and automotive parts.

In 2020, we handled 2.1 million merchandise carloads, which accounted for 62% of our total railway operating revenues.

K5

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers and asset owning companies. In 2020, we handled 4.0 million intermodal units, which accounted for 27% of our total railway operating revenues.

COAL – Coal revenues accounted for 11% of our total railway operating revenues in 2020.  We handled 64 million tons, or 0.6 million carloads, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways.  Our coal franchise supports the electric generation market, serving approximately 50 coal-fired power plants, as well as the export, domestic metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lamberts Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net properties of approximately $31 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2020	2019	2018	2017	2016
	($ in millions)

Road and other property	$1,046	$1,371	$1,276	$1,210	$1,292
Equipment	448	648	675	513	595

Total	$1,494	$2,019	$1,951	$1,723	$1,887

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – At December 31, 2020, we owned or leased the following units of equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,060	—	3,060	11,901,400
Auxiliary units	138	—	138	—
Switching	4	—	4	4,400

Total locomotives	3,202	—	3,202	11,905,800

Freight cars:				(Tons)
Gondola	18,958	3,203	22,161	2,460,176
Hopper	8,723	—	8,723	992,956
Covered hopper	5,951	—	5,951	661,573
Box	2,851	617	3,468	312,994
Flat	1,494	85	1,579	133,586
Other	1,559	4	1,563	70,045

Total freight cars	39,536	3,909	43,445	4,631,330

Other:
Chassis	33,865	—	33,865
Containers	18,350	—	18,350
Work equipment	5,546	183	5,729
Vehicles	2,928	32	2,960
Miscellaneous	2,306	—	2,306

Total other	62,995	215	63,210

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2020:

	2020	2019	2018	2017	2016	2011- 2015	2006- 2010	2005 & Before	Total
Locomotives:
No. of units	—	35	15	55	65	291	260	2,481	3,202
% of fleet	—	1%	1%	2%	2%	9%	8%	77%	100%

Freight cars:
No. of units	—	200	—	470	775	8,782	4,840	24,469	39,536
% of fleet	—	1%	—	1%	2%	22%	12%	62%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2020 and information regarding 2020 retirements:

	Locomotives	Freight Cars
Average age – in service	25.7 years	25.6 years
Retirements	704 units	6,338 units
Average age – retired	31.3 years	42.7 years

Track Maintenance – Of the 35,500 total miles of track on which we operate, we are responsible for maintaining 28,800 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 84% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 39% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2020.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2020	2019	2018	2017	2016
Track miles of rail installed	418	449	416	466	518
Miles of track surfaced	4,785	5,012	4,594	5,368	4,984
Crossties installed (millions)	1.8	2.4	2.2	2.5	2.3

Traffic Control – Of the 16,400 route miles we dispatch, 11,300 miles are signalized, including 8,500 miles of centralized traffic control (CTC) and 2,800 miles of automatic block signals.  Of the 8,500 miles of CTC, 7,600 miles are controlled by data radio originating at 355 base station radio sites.

ENVIRONMENTAL MATTERS – Compliance with federal, state, and local laws and regulations relating to the protection of the environment is one of our principal goals.  To date, such compliance has not had a material effect on our financial position, results of operations, liquidity, or competitive position. See Note 17 to the Consolidated Financial Statements.

HUMAN CAPITAL MANAGEMENT

Workforce – We employed an average of 20,200 employees during 2020, and 19,100 employees at the end of 2020. Approximately 80% of our railroad employees – referred to as “craft” employees – are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The remainder of our workforce is composed of management employees.

Craft Workforce Levels and Productivity – Maintaining appropriate headcount levels for our craft-employee workforce is critical to our on-time and consistent delivery of customers’ goods and operational efficiency goals. We manage this human capital metric through forecasting tools designed to ensure the optimal level of staffing to meet business demands while controlling costs. We measure and monitor employee productivity based on gross ton miles per train and engine employee.

Safety – We are dedicated to providing employees with a safe workplace and the knowledge and tools they need to work safely and return home safely every day. Our commitment to an injury-free workplace is illustrated by our “I am Coming Home” safety message, which is featured prominently in our yards, shops, and facilities and further reinforces the importance of working safely. We measure employee safety performance through internal metrics
K8

such as lost-time injuries and serious injuries per 200,000 employee-hours and metrics established by the Federal Railroad Administration (FRA), such as FRA reportable injuries per 200,000 employee-hours. Given the importance of safety among our workforce and business, in 2020, our Board of Directors established a standing Safety Committee that, among other duties, reviews, monitors, and evaluates our compliance with our safety programs and practices.

Attracting and Retaining Management Employees – Our talent strategy for management employees is essential to attracting strong candidates in a competitive talent environment. We evaluate the effectiveness of that strategy by studying market trends, benchmarking the attractiveness of our employee value proposition, and analyzing retention data.

We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of quarterly surveys among management employees, to identify new initiatives that will help boost engagement and drive business results.

Employee Development and Training – We provide a range of developmental programs, opportunities, skills, and resources for our employees to work safely and be successful in their careers. We provide hands-on training and simulation training designed to improve training effectiveness and safety outcomes.

We also use modern learning and performance technologies to offer robust professional growth opportunities. Through on-demand digital course offerings, custom-built learning paths, and performance-management tools, our platforms deliver a contemporary, convenient, and inclusive approach to professional development.

Diversity, Equity and Inclusion – As a leading transportation service company, we understand that competing in the global marketplace requires recruiting the most qualified, talented, and diverse people. We strive to create a diverse, equitable, and inclusive workplace where a wide range of perspectives and experiences are represented, valued, and empowered to thrive.

While our current workforce reflects a broad range of backgrounds and experiences, we continue to focus on building an even more diverse workforce, using technology-driven outreach and multiple recruiting relationships to maintain a robust pipeline of diverse talent.

To underscore our commitment to cultivating a workplace experience where the unique experiences, perspectives, and contributions of all our people are valued, our senior management team recently signed a pledge reaffirming our commitment to diversity, equity, and inclusion. To advance that commitment, senior leaders from across the company serve on an Inclusion Leadership Council, which is accountable for setting our enterprise inclusion strategy and articulating measurable goals and actions needed to achieve them.

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

K9

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts are expected to continue in 2021.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

Our primary rail competitor is CSX Corporation (CSX); both we and CSX operate throughout much of the same territory. Other railroads also operate in parts of the territory.  We also compete with motor carriers, water carriers, and with shippers who have the additional options of handling their own goods in private carriage, sourcing products from different geographic areas, and using substitute products.

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

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the Transportation Security Administration, the Federal Bureau of Investigation, the FRA, the USCG, U.S. Customs and Border Protection, the Department of Defense, and various state Homeland Security offices.

In 2020, the COVID-19 pandemic led to cancellation of all face-to-face training, including the Safety Train Tour as part of our Operation Awareness and Response Program, as well as participation in the Transportation Community
K10

Awareness and Emergency Response Program. The need to provide training to first responders did not go away. Our Hazmat Group adapted and created online training courses as well as conducted training webinars for first responders. Even with the adverse conditions of 2020, we provided rail accident response training to approximately 1,000 emergency responders, such as local police and fire personnel.

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

REGULATORY RISKS

Significant governmental legislation and regulation over commercial, tax, operating and environmental matters could affect us, our customers, and the markets we serve. Congress can enact laws that could increase economic regulation of the industry. Railroads presently are subject to commercial regulation by the STB, which has jurisdiction to varying extents over rates, routes, customer access provisions, fuel surcharges, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on our ability to negotiate prices for rail services, on railway operating revenues, and on the efficiency of our operations. Such additional industry regulation, as well as enactment of any new tax laws, could also negatively impact cash flows from operating activities and, therefore, could result in reduced capital spending on our rail network or abandonment of lines.

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT and the DHS, which regulate most aspects of our operations related to safety and security. The Rail Safety Improvement Act of 2008, the Surface Transportation Extension Act of 2015, and the implementing regulations promulgated by the FRA (collectively “the PTC laws and regulations”) required us (and each other Class I railroad) to implement an interoperable positive train control system (PTC) on main lines over which five million or more gross tons of annual traffic and certain hazardous materials are transported, and on any main lines over which intercity or commuter rail passenger transportation is regularly provided. We completed our PTC implementation prior to the December 31, 2020 deadline. PTC is installed on 8,000 of our 19,300 routes miles. PTC is designed to prevent train-to-train collisions, speed-related derailments, and certain other accidents caused by human error, but it will not prevent all types of train accidents or incidents. The PTC system will continue to result in additional operating costs and capital expenditures, and may result in increased claims and litigation costs.

Our operations are subject to extensive federal and state environmental laws and regulations concerning, among other things, emissions to the air; discharges to waterways or groundwater supplies; handling, storage, transportation, and disposal of waste and other materials; and, the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability, for acts and omissions, past, present, and future, is inherent in the railroad business. This risk includes property owned by us, whether currently or in the past, that is or has been subject to a variety of uses, including our railroad operations and other industrial activity by past owners or our past and present tenants.

K11

Environmental problems that are latent or undisclosed may exist on these properties, and we could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties. Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time.

OPERATIONAL RISKS

The COVID-19 pandemic could further impact us, our customers, our supply chain and our operations. The pandemic has negatively impacted the economy and continues to generate significant economic uncertainty. The magnitude and duration of the pandemic, and its impact on our customers and general economic conditions will influence the demand for our services and affect our revenues. In addition, COVID-19 could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if governmental orders prevent our operating employees or critical suppliers from working. To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included herein.

As a common carrier by rail, we must offer to transport hazardous materials, regardless of risk. Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property (including environmental) damage and compromise critical parts of our rail network. The costs of a catastrophic rail accident involving hazardous materials could exceed our insurance coverage. We have obtained insurance for potential losses for third-party liability and first-party property damages (see Note 17 to the Consolidated Financial Statements); however, insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

We face competition from other transportation providers. We are subject to competition from motor carriers, railroads and, to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and quality and reliability of service. While we have used primarily internal resources to build or acquire and maintain our rail system, trucks and barges have been able to use public rights-of-way maintained by public entities. Any future improvements, expenditures, legislation, or regulation materially increasing the quality or reducing the cost of alternative modes of transportation in the regions in which we operate (such as granting materially greater latitude for motor carriers with respect to size or weight limitations or adoption of autonomous commercial vehicles) could have a material adverse effect on our ability to compete with other modes of transportation.

Capacity constraints could negatively impact our service and operating efficiency. We could experience capacity constraints on our rail network related to increased demand for rail services, locomotive or employee shortages, severe weather, congestion on other railroads, including passenger activities, or impacts from changes to our network structure or composition. Such constraints could result in operational inefficiencies or adversely affect our operations.

Significant increases in demand for rail services could result in the unavailability of qualified personnel and resources like locomotives. Changes in workforce demographics, training requirements, and availability of qualified personnel, particularly for engineers and conductors, could have a negative impact on our ability to meet short-term demand for rail service. Unpredicted increases in demand for rail services may exacerbate such risks and could negatively impact our operational efficiency.

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

K12

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

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed approximately 368 million gallons of diesel fuel in 2020. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could impact us as well as our customers and other transportation companies.

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

LITIGATION RISKS

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

A catastrophic rail accident, whether on our lines or another carrier’s, involving any or all of release of hazardous materials, freight loss, property damage, personal injury, and environmental liability could compromise critical parts of our rail network. Losses associated with such an accident involving us could exceed our insurance coverage, resulting in a material adverse effect on our liquidity. Any material changes to current litigation trends could also have a material adverse effect on our liquidity to the extent not covered by insurance.

We have obtained insurance for potential losses for third-party liability and first-party property damages (see Note 17 to the Consolidated Financial Statements); however, insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

K13

CLIMATE CHANGE RISKS

Severe weather could result in significant business interruptions and expenditures. Severe weather conditions and other natural phenomena, including hurricanes, floods, fires, and earthquakes, may cause significant business interruptions and result in increased costs, increased liabilities, and decreased revenues.

Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. Restrictions, caps, taxes, or other controls on GHG emissions, including diesel exhaust, could significantly increase our operating costs and decrease the amount of traffic we handle.

In addition, legislation and regulation related to GHGs could negatively affect the markets we serve and our customers. Even without legislation or regulation, government incentives and adverse publicity relating to GHGs could negatively affect the markets for certain of the commodities we carry and our customers that (1) use commodities we carry to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities we carry, or (3) manufacture or produce goods that consume significant amounts of energy.

GENERAL RISKS

We may be affected by general economic conditions. Prolonged negative changes in domestic and global economic conditions, including reduced import and export volumes, could affect the producers and consumers of the commodities we carry. Economic conditions could also result in bankruptcies of one or more large customers.

We may be affected by energy prices. Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude oil, natural gas, and coal; fuel prices; and, fuel surcharges.

We rely on technology and technology improvements in our business operations. If we experience significant disruption or failure of one or more of our information technology systems, including computer hardware, software, and communications equipment, we could experience a service interruption, a security breach, or other operational difficulties. We also face cybersecurity threats which may result in breaches of systems, or compromises of sensitive data, which may also result in service interruptions, safety failures, or operational difficulties. Such a breach, or compromise, could decrease revenues, increase operating costs, including those to protect our infrastructure, impact our efficiency, or damage our corporate reputation. Additionally, if we do not have sufficient capital to acquire new technology or we are unable to implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing alternative modes of transportation service.

The state of capital markets could adversely affect our liquidity. We rely on the capital markets to provide some of our capital requirements, including the issuance of debt instruments and the sale of certain receivables. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial position due to internal or external factors could restrict or eliminate our access to, and/or significantly increase the cost of, various financing sources, including bank credit facilities and issuance of corporate bonds. Instability or disruptions of the capital markets and deterioration of our financial position, alone or in combination, could also result in a reduction of our credit rating to below investment grade, which could prohibit or restrict us from accessing external sources of short- and long-term debt financing and/or significantly increase the associated costs.

Item 1B. Unresolved Staff Comments

None.

K14

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

Item 4. Mine Safety Disclosures

Not applicable.

K15

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board of Directors (Board) at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board considers appropriate.  There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, at February 1, 2021, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

James A. Squires, 59, Chairman, President and Chief Executive Officer	Present position since October 1, 2015.

Ann A. Adams, 50, Executive Vice President and Chief Transformation Officer
Present position since April 1, 2019.
Served as Vice President Human Resources from April 1, 2016 to April 1, 2019. Served as Assistant Vice President Human Resources from July 1, 2012 to April 1, 2016.

Vanessa Allen Sutherland, 49, Executive Vice President and Chief Legal Officer
Present position since April 1, 2020.
Served as Senior Vice President Government Relations and Chief Legal Officer from August 16, 2019 to April 1, 2020. Served as Senior Vice President Law and Chief Legal Officer from April 1, 2019 to August 16, 2019. Served as Vice President Law from June 25, 2018 to April 1, 2019. Prior to joining Norfolk Southern, served as Chairman of the U.S. Chemical Safety and Hazard Investigation Board from August 2015 to June 2018.

Mark R. George, 53, Executive Vice President Finance and Chief Financial Officer
Present position since November 1, 2019.
Prior to joining Norfolk Southern, served as Vice President, Finance and Chief Financial Officer at segments of United Technologies Corporation. The positions were Vice President Finance, Strategy, IT and Chief Financial Officer at Otis Elevator Company from October 2015 to May 2019, and Vice President Finance and Chief Financial Officer at Carrier Corporation from June 2019 until joining Norfolk Southern.

Cynthia M. Sanborn, 56, Executive Vice President and Chief Operating Officer
Present position since September 1, 2020.
Prior to joining Norfolk Southern, served as served as Vice President Network Planning & Operations at Union Pacific from May 2019 to September 2020 and as Regional Vice President – Western Region from February 2018 to May 2019. Previously served as Executive Vice President and Chief Operating Officer at CSX from September 2015 to November 2017.

Alan H. Shaw, 53, Executive Vice President and Chief Marketing Officer	Present position since May 16, 2015.

Clyde H. Allison, Jr., 57, Vice President and Controller	Present position since June 1, 2020. Served as Vice President and Treasurer from February 1, 2017 to June 1, 2020. Served as Vice President Internal Audit from November 1, 2013 to February 1, 2017.

K16

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 21,825 stockholders of record as of December 31, 2020, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2020	327,383	$213.70	327,383	22,425,507
November 1-30, 2020	793,494	235.37	793,022	21,632,485
December 1-31, 2020	943,868	235.65	943,713	20,688,772

Total	2,064,745		2,064,118

(1)Of this amount, 627 represents shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan (LTIP).
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2020, 20.7 million shares remain authorized for repurchase.
K17

Item 6. Selected Financial Data
FIVE-YEAR FINANCIAL REVIEW

	2020	2019	2018	2017	2016
	($ in millions, except per share amounts)

RESULTS OF OPERATIONS
Railway operating revenues	$9,789	$11,296	$11,458	$10,551	$9,888
Railway operating expenses	6,787	7,307	7,499	7,029	6,879
Income from railway operations	3,002	3,989	3,959	3,522	3,009

Other income – net	153	106	67	156	136
Interest expense on debt	625	604	557	550	563
Income before income taxes	2,530	3,491	3,469	3,128	2,582

Income taxes	517	769	803	(2,276)	914
Net income	$2,013	$2,722	$2,666	$5,404	$1,668

PER SHARE DATA
Basic earnings per share	$7.88	$10.32	$9.58	$18.76	$5.66
Diluted earnings per share	7.84	10.25	9.51	18.61	5.62
Dividends	3.76	3.60	3.04	2.44	2.36
Stockholders’ equity at year-end	58.67	58.87	57.30	57.57	42.73

FINANCIAL POSITION
Total assets	$37,962	$37,923	$36,239	$35,711	$34,892
Total debt	12,681	12,196	11,145	9,836	10,212
Stockholders’ equity	14,791	15,184	15,362	16,359	12,409

OTHER
Property additions	$1,494	$2,019	$1,951	$1,723	$1,887

Average number of shares outstanding (thousands)	255,117	263,270	277,708	287,861	293,943
Number of stockholders at year-end	21,825	23,273	24,475	25,737	27,288
Average number of employees:
Rail	20,029	24,442	26,512	26,955	27,856
Nonrail	127	145	150	155	188
Total	20,156	24,587	26,662	27,110	28,044

Note 1:  In 2017, as a result of the enactment of tax reform, “Railway operating expenses” included a $151 million benefit and “Income taxes” included a $3,331 million benefit, which added $3,482 million to “Net income” and $12.00 to “Diluted earnings per share.”
Note 2: On January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months. As a result of the adoption, the Consolidated Balance Sheets include the recognition of ROU assets of $433 million and $539 million at December 31, 2020 and 2019, respectively, and corresponding lease liabilities of $433 million and $538 million, respectively.

See accompanying consolidated financial statements and notes thereto.
K18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Norfolk Southern Corporation and Subsidiaries

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes.

OVERVIEW

We are one of the nation’s premier transportation companies.  Our Norfolk Southern Railway Company subsidiary operates approximately 19,300 route miles in 22 states and the District of Columbia, serves every major container port in the eastern U.S., and provides efficient connections to other rail carriers.  We are a major transporter of industrial products, including agriculture, forest and consumer products, chemicals, and metals and construction materials. In addition, we operate the most extensive intermodal network in the East and are a principal carrier of coal, automobiles, and automotive parts.

In 2020, we continued the implementation of our strategic plan, including tactical changes to our operating plan, to generate operational efficiencies, improve customer service, and deliver strong financial results. The COVID-19 pandemic caused significant economic disruption and, along with softening energy markets, reduced the demand for our services. Nevertheless, we executed on operational initiatives to generate efficiencies and lower our cost structure. In the face of economic headwinds that resulted in a year-over-year volume decline of 12%, we improved productivity by driving year-over-year average headcount down by 18%, and we increased asset utilization through rationalization of our locomotive fleet. These sustainable cost structure improvements will provide greater benefits as the economy recovers. However, there is still substantial uncertainty as to the pace of economic recovery and the continued effects of the pandemic on our results of operations. We continue to monitor the impact of the pandemic on our employees’ availability and remain committed to protecting our employees and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ in millions, except per share amounts)			(% change)

Income from railway operations	$3,002	$3,989	$3,959	(25%)	1%
Net income	$2,013	$2,722	$2,666	(26%)	2%
Diluted earnings per share	$7.84	$10.25	$9.51	(24%)	8%
Railway operating ratio (percent)	69.3	64.7	65.4	7%	(1%)

Income from railway operations declined in 2020 compared to 2019 as railway operating revenues fell 13% which exceeded a 7% reduction in operating expenses. Railway operating revenues declined as lower customer demand resulted in volume reductions. Additionally, negative mix and lower fuel surcharge revenue, partially offset by increased pricing, led to lower revenue per unit. Railway operating expenses decreased due to declines in fuel price and consumption, reduced employment levels, lower volumes and operational efficiency improvements. Additionally, 2020 results were adversely impacted by a loss on asset disposal of $385 million related to locomotives sold, and by a $99 million impairment charge related to an equity method investment. For more information on the impact of these charges, see Notes 7 and 6, respectively.

Income from railway operations rose in 2019 compared to 2018 as a 3% reduction in railway operating expenses more than offset the impact of a 1% decline in railway operating revenues. In addition to higher income from railway operations, net income and diluted earnings per share growth in 2019 also benefited from a lower effective
K19

tax rate. Our continuing share repurchase program contributed to diluted earnings per share growth that exceeded that of net income.

The following tables adjust our 2020 U.S. Generally Accepted Accounting Principles (“GAAP”) financial results to exclude the effects of the aforementioned charges. The income tax effects on the non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments relate. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charges. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for 2020
	Reported 2020 (GAAP)	Loss on Asset Disposal	Investment Impairment	Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$6,787	$(385)	$(99)	$6,303
Income from railway operations	$3,002	$385	$99	$3,486
Income before income taxes	$2,530	$385	$99	$3,014
Income taxes	$517	$97	$25	$639
Net income	$2,013	$288	$74	$2,375
Diluted earnings per share	$7.84	$1.12	$0.29	$9.25
Railway operating ratio (percent)	69.3	(3.9)	(1.0)	64.4

In the table below, references to 2020 results and related comparisons use the adjusted, non-GAAP results from the table above.

				Adjusted
	Adjusted			2020
	2020			(non-GAAP)	2019
	(non-GAAP)	2019	2018	vs. 2019	vs. 2018
	($ in millions, except per share amounts)			(% change)

Railway operating expenses	$6,303	$7,307	$7,499	(14%)	(3%)
Income from railway operations	$3,486	$3,989	$3,959	(13%)	1%
Income before income taxes	$3,014	$3,491	$3,469	(14%)	1%
Income taxes	$639	$769	$803	(17%)	(4%)
Net income	$2,375	$2,722	$2,666	(13%)	2%
Diluted earnings per share	$9.25	$10.25	$9.51	(10%)	8%
Railway operating ratio (percent)	64.4	64.7	65.4	—%	(1%)

K20

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by major commodity group.

	Revenues			2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ in millions)			(% change)
Merchandise:
Agriculture, forest and consumer products	$2,116	$2,256	$2,188	(6%)	3%
Chemicals	1,809	2,092	2,083	(14%)	—%
Metals and construction	1,333	1,461	1,482	(9%)	(1%)
Automotive	830	994	991	(16%)	—%
Merchandise	6,088	6,803	6,744	(11%)	1%
Intermodal	2,654	2,824	2,893	(6%)	(2%)
Coal	1,047	1,669	1,821	(37%)	(8%)
Total	$9,789	$11,296	$11,458	(13%)	(1%)

	Units			2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	(in thousands)			(% change)
Merchandise:
Agriculture, forest and consumer products	704.4	763.7	790.7	(8%)	(3%)
Chemicals	482.0	588.9	604.7	(18%)	(3%)
Metals and construction	601.2	685.1	719.8	(12%)	(5%)
Automotive	329.7	394.7	403.9	(16%)	(2%)
Merchandise	2,117.3	2,432.4	2,519.1	(13%)	(3%)
Intermodal	3,992.1	4,207.2	4,375.7	(5%)	(4%)
Coal	574.1	914.0	1,033.5	(37%)	(12%)
Total	6,683.5	7,553.6	7,928.3	(12%)	(5%)

	Revenue per Unit			2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ per unit)			(% change)
Merchandise:
Agriculture, forest and consumer products	$3,004	$2,953	$2,767	2%	7%
Chemicals	3,753	3,553	3,444	6%	3%
Metals and construction	2,216	2,133	2,059	4%	4%
Automotive	2,518	2,517	2,453	—%	3%
Merchandise	2,875	2,797	2,677	3%	4%
Intermodal	665	671	661	(1%)	2%
Coal	1,824	1,826	1,762	—%	4%
Total	1,465	1,495	1,445	(2%)	3%

K21

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Prior period railway operating revenues, units, and revenue per unit have been reclassified to conform to the current presentation (see Note 2).

Revenues decreased $1.5 billion in 2020 and $162 million in 2019 compared to the prior years. As reflected in the table below, lower revenues for both years were the result of decreased volumes and lower fuel surcharge revenue, partially offset by pricing gains.

The table below reflects the components of the revenue change by major commodity group.

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(881)	$(144)	$(621)	$(232)	$(111)	$(210)
Fuel surcharge
revenue	(92)	(124)	(13)	(14)	(30)	(35)
Rate, mix and
other	258	98	12	305	72	93

Total	$(715)	$(170)	$(622)	$59	$(69)	$(152)

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. These revenues totaled $349 million, $578 million, and $657 million in 2020, 2019, and 2018, respectively.

MERCHANDISE revenues decreased in 2020 but increased in 2019 compared with the prior years. In 2020, revenues decreased due to volume declines in all commodity groups which were partially offset by higher average revenue per unit, driven by pricing gains. In 2019, revenues grew due to higher average revenue per unit, driven by pricing gains, which were partially offset by volume declines in all commodity groups.

For 2021, merchandise revenues are expected to increase, the result of higher volume as the market continues to recover from the impact of the COVID-19 pandemic and increased revenue per unit driven by pricing gains.

Agriculture, forest and consumer products revenues decreased in 2020 but increased in 2019 compared with the prior years. In 2020, the decline was the result of reduced volume partially offset by higher average revenue per unit, driven by pricing gains partially offset by lower fuel surcharge revenue. Volume declined due to the impact of COVID-19 on the demand for ethanol, corn, food service products, and building, industrial and commercial products. Revenue growth in 2019 was due to higher average revenue per unit, a result of pricing gains, which more than offset volume declines. Volume was down due to decreased shipments of ethanol, pulpboard, lumber, soybeans, pulp, woodchips, canned goods, and fertilizer, partially offset by increased corn shipments.

In 2021, agriculture, forest and consumer products revenues are expected to rise, a result of increased volume as the economic recovery continues, and revenue per unit increases resulting from pricing gains. We expect volumes to increase in most markets led by ethanol, corn, pulpboard, and food services.

Chemicals revenues fell in 2020 but rose slightly in 2019 compared with the prior years. In 2020, the decrease was the result of volume declines partially offset by higher average revenue per unit, due to pricing gains. Volume declined due to the impact from COVID-19 and ongoing disruptions in the energy market. The pandemic created an overabundance of products in the market as companies reduced stockpiles before requiring more products. Oil and petroleum shipments were negatively impacted due to reductions in gasoline/jet fuel demand and travel. In
K22

2019, the rise was the result of higher average revenue per unit, due to pricing gains, which were partially offset by volume declines. Volume declines in natural gas, sand, petroleum products, organic and inorganic chemicals, and plastics were partially offset by gains in crude oil and municipal waste.

For 2021, chemicals revenues are anticipated to increase, as a result of increased volume and revenue per unit driven by pricing gains. We expect carloads to increase due to growth in plastics, organic chemicals, petroleum products, and solid waste which is projected to be partially offset by reduced volumes of sand, crude oil and natural gas liquids.

Metals and construction revenues declined in both periods. In 2020, volume declines were partially offset by higher average revenue per unit, the result of pricing gains. Volume declines were largely the result of weakened demand due to reductions in metal and domestic vehicle production. The pandemic caused industries to suspend production which heavily impacted customers’ needs for materials and shipping of finished and semi-finished goods. These declines were partially offset by increased demand for cement. In 2019, volume declines were largely offset by higher average revenue per unit, the result of pricing gains. Volume declines in iron and steel, coil, scrap metal, and kaolin were partially offset by increases in aggregates shipments due to improved service and market strength.

For 2021, metals and construction revenues are expected to rise, a result of increased volume and revenue per unit driven by pricing gains. As the economic recovery continues, volume growth is expected in almost all markets led by scrap metal, coil, iron and steel, and construction.

Automotive revenues declined in 2020 but were flat in 2019 compared with the prior years. In 2020, revenue declines were driven by lower volume and fuel surcharge revenue, partially offset by pricing gains. The volume decline was mostly the result of unplanned automotive plant shutdowns in the first half of the year, primarily due to the COVID-19 pandemic, which was partially offset by increased demand in the second half of the year. In 2019, higher average revenue per unit, driven by price increases, offset volume declines that were primarily the result of decreases in U.S. light vehicle production and the United Automobile Workers strike in the fourth quarter.

In 2021, automotive revenues are expected to increase as a result of higher volume as inventories continue to rebuild.

INTERMODAL revenues decreased in both periods. The decline in 2020 was driven by lower volume and fuel surcharge revenue, which were partially offset by pricing gains and favorable mix. The decline in 2019 was driven by lower volume, which was partially offset by higher average revenue per unit, a result of pricing gains.

For 2021, we expect intermodal revenues to rise, the result of increased demand, expected highway conversions, and higher fuel surcharge revenue.

Intermodal units by market were as follows:

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	(units in thousands)			(% change)

Domestic	2,568.7	2,593.5	2,801.1	(1%)	(7%)
International	1,423.4	1,613.7	1,574.6	(12%)	2%

Total	3,992.1	4,207.2	4,375.7	(5%)	(4%)

Domestic volume fell in both periods. While volume rebounded in the second half of 2020 due to inventory replenishment and a strong peak season, volume for the year was challenged by supply chain disruptions related to
K23

COVID-19 and strong over-the-road competition in the first half of the year. Volume was challenged in 2019 by stronger over-the-road competition.

For 2021, we expect higher domestic volume driven by growth from new and existing customers and continued highway conversions.

International volume fell in 2020, but rose in 2019. The decline in 2020 resulted from supply chain disruptions due to COVID-19. The rise in 2019 was due to increased demand from new and existing customers partially offset by lower shipments due to tariff concerns.

For 2021, we expect international volume growth as demand and trade continue to recover.

COAL revenues decreased in both periods. The decrease in 2020 was a result of significant volume declines. The decrease in 2019 was a result of lower volume, which was partially offset by higher average revenue per unit, driven by pricing gains.

For 2021, we expect coal revenues to decline. We anticipate overall coal volume to be down as continued declines in utility are projected to more than offset domestic metallurgical and export gains.

As shown in the following table, total tonnage decreased in both periods.

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	(tons in thousands)			(% change)

Utility	32,479	60,278	65,688	(46%)	(8%)
Export	18,900	23,324	28,046	(19%)	(17%)
Domestic metallurgical	9,441	13,562	15,500	(30%)	(13%)
Industrial	3,566	4,655	5,410	(23%)	(14%)

Total	64,386	101,819	114,644	(37%)	(11%)

Utility coal tonnage decreased in both periods. The decline in 2020 was due to low natural gas prices, diminished industrial and commercial electricity demand, and high stockpiles. The decline in 2019 was due to continued headwinds from low natural gas prices and additional natural gas and renewable energy generating capacity, which were slightly offset by customer inventory rebuilding.

For 2021, utility coal tonnage is expected to decrease as a result of high stockpiles and continued pressure from natural gas and renewable energy.

Export coal tonnage decreased in both periods. The decline in 2020 was a result of weak seaborne pricing, COVID-19-related global disruptions, and import restrictions. The decline in 2019 was a result of weak thermal seaborne pricing and coal supply disruptions at certain mines.

For 2021, export coal tonnage is expected to increase due to the global recovery from COVID-19.

Domestic metallurgical coal tonnage was down in both years. The decline in 2020 was a reflection of continued reduced domestic steel demand which led to idled customer facilities and lower production. The decline in 2019 was a reflection of challenging overall market conditions including softening domestic steel demand, customer sourcing changes, and plant outages.

For 2021, domestic metallurgical coal tonnage is expected to increase due to the recovery from COVID-19.
K24

Industrial coal tonnage decreased in both years driven by pressure from natural gas conversions and customer sourcing changes.

For 2021, industrial coal tonnage is expected to decrease as a result of continued pressure from natural gas conversions and customer sourcing changes.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ in millions)			(% change)

Compensation and benefits	$2,373	$2,751	$2,925	(14%)	(6%)
Purchased services and rents	1,687	1,725	1,730	(2%)	—%
Fuel	535	953	1,087	(44%)	(12%)
Depreciation	1,154	1,138	1,102	1%	3%
Materials and other	653	740	655	(12%)	13%
Loss on asset disposal	385	—	—

Total	$6,787	$7,307	$7,499	(7%)	(3%)

In 2020, expenses fell as our strategic initiatives to improve productivity and asset utilization resulted in lower compensation and benefits expense, declines in fuel consumption, reduced purchased services, and lower materials expense. Fuel expense also declined due to lower prices. These expense reductions were partially offset by a loss on asset disposal of $385 million related to locomotives sold, and a $99 million impairment charge included in purchased services and rents related to an equity method investment. In 2019, expenses fell as our strategic initiatives to improve productivity resulted in lower compensation, equipment rents, and materials expense. These decreases along with lower fuel prices and consumption were partially offset by lower gains on operating property sales, increased depreciation, and a write-off of a $32 million receivable as a result of a legal dispute.

Compensation and benefits decreased in 2020, reflecting changes in:

•employment levels (down $309 million),
•health and welfare benefits for craft employees (down $77 million),
•overtime and recrews (down $54 million),
•incentive and stock-based compensation (down $38 million),
•increased pay rates (up $50 million),
•lower capitalized labor (additional expense of $51 million), and
•other (down $1 million).

K25

In 2019, compensation and benefits decreased, a result of changes in:
•employment levels (down $117 million),
•incentive and stock-based compensation (down $83 million),
•overtime and recrews (down $45 million),
•higher capitalized labor (reduced expense of $9 million),
•2018 employment tax refund ($31 million unfavorable in 2019),
•pay rates (up $76 million), and
•other (down $27 million).

Our employment averaged 20,200 in 2020, compared with 24,600 in 2019, and 26,700 in 2018.

Purchased services and rents includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ in millions)			(% change)

Purchased services	$1,387	$1,434	$1,367	(3%)	5%
Equipment rents	300	291	363	3%	(20%)

Total	$1,687	$1,725	$1,730	(2%)	—%

The decrease in purchased services in 2020 resulted from volume-related declines and strategic initiatives to improve productivity and asset utilization, partially offset by the $99 million impairment related to an equity method investment. The increase in purchased services in 2019 was the result of increased technology-related costs, expenses associated with our headquarters relocation, and increased intermodal-related costs partially offset by decreased transportation activities.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in 2020, but decreased in 2019. In 2020, the increase was primarily the result of lower equity in TTX earnings and increased automotive equipment expenses partially offset by decreased intermodal equipment expenses. In 2019, the decrease was largely due to improved network velocity and the absence of short-term locomotive resource costs incurred in the prior year.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased in both periods. The change in both years was due to lower locomotive fuel prices (down 32% in 2020 and 8% in 2019) which decreased expenses by $235 million in 2020 and $82 million in 2019. Additionally, locomotive fuel consumption decreased 18% in 2020 and 4% in 2019. We consumed approximately 368 million gallons of diesel fuel in 2020, compared with 451 million gallons in 2019 and 472 million gallons in 2018.

Depreciation expense increased in both periods, a reflection of reinvestment in our infrastructure, rolling stock, and technology.

K26

Materials and other expenses decreased in 2020 but increased in 2019 as shown in the following table.

				2020	2019
	2020	2019	2018	vs. 2019	vs. 2018
	($ in millions)			(% change)

Materials	$274	$327	$362	(16%)	(10%)
Claims	179	193	176	(7%)	10%
Other	200	220	117	(9%)	88%

Total	$653	$740	$655	(12%)	13%

Materials expense decreased in 2020 and 2019 due primarily to lower maintenance requirements as a result of fewer locomotives and freight cars in service.

Claims expense includes costs related to personal injury, property damage, and environmental matters. The 2020 expense declined, primarily the result of lower costs related to environmental remediation matters partially offset by increased derailment costs. The 2019 expense increased, primarily due to higher costs related to environmental remediation matters and personal injury claims.

Other expense decreased in 2020, largely due to the absence of the 2019 write-off of a $32 million receivable as a result of a legal dispute. Additionally, 2020 benefited from reduced travel expenses resulting from the COVID-19 pandemic. These reductions were partially offset by lower gains from sales of operating property. Other expense increased in 2019, primarily due to lower gains from sales of operating property and the $32 million write-off. Gains from operating property sales amounted to $26 million, $64 million, and $158 million in 2020, 2019, and 2018, respectively.

Loss on asset disposal

During 2020, we recorded a $385 million charge related to the disposal of 703 locomotives, the sales of which were completed during the fourth quarter. For more information on the impact of the charge, see Note 7.

Other income – net

Other income – net increased in 2020 and 2019. The increase in 2020 was driven by the absence of the prior year $49 million impairment loss related to natural resource assets that were sold in 2020, lower pension and postretirement benefit expenses, and higher returns on corporate-owned life insurance (“COLI”) investments, which more than offset the absence of coal royalties and lower gains on sales of non-operating property. The increase in 2019 was driven by higher COLI returns and increased gains on sales of non-operating property, which more than offset the aforementioned $49 million impairment loss.

Income taxes

The effective income tax rate was 20.4% in 2020, compared with 22.0% in 2019 and 23.1% in 2018.  The current year benefited from a reduction of taxes upon the resolution of our 2012 amended return (see Note 4). All three years benefited from favorable tax benefits associated with stock-based compensation and COLI returns.

For 2021, we expect an effective income tax rate between 23% and 24%.

K27

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $3.6 billion in 2020, $3.9 billion in 2019, and $3.7 billion in 2018. The decline in 2020 reflects a decrease in income from railway operations offset in part by lower income tax payments. The increase in 2019 was primarily the result of improved operating results. We had working capital of $158 million and negative working capital of $219 million at December 31, 2020, and 2019, respectively. Cash and cash equivalents totaled $1.1 billion and $580 million at December 31, 2020, and 2019, respectively. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce property additions and shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we continue to monitor the ongoing impacts of the COVID-19 pandemic, which could lead to a reduction in cash flows from operations.

Contractual obligations at December 31, 2020, include long-term debt (Note 9), interest on fixed-rate long-term debt, unconditional purchase obligations (Note 17), long-term advances from Conrail (Note 6), operating leases (Note 10), agreements with Consolidated Rail Corporation (CRC) (Note 6), and unrecognized tax benefits (Note 4).

	Total	2021	2022 - 2023	2024 - 2025	2026 and Subsequent	Other
	($ in millions)

Long-term debt principal	$13,693	$579	$1,156	$958	$11,000	—
Interest on fixed-rate long-term debt	13,515	568	1,062	997	10,888	—
Unconditional purchase obligations	1,120	600	329	76	115	—
Long-term advances from Conrail	534	—	—	—	534	—
Operating leases	504	101	143	115	145	—
Agreements with CRC	140	41	82	17	—	—
Unrecognized tax benefits*	22	—	—	—	—	22

Total	$29,528	$1,889	$2,772	$2,163	$22,682	$22

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

Cash used in investing activities was $1.2 billion in 2020, compared with $1.8 billion in 2019, and $1.7 billion in 2018.  The decrease in 2020 was primarily driven by lower property additions. In 2019, increased COLI activity and higher property additions were partially offset by increased proceeds from property sales. We had the ability to borrow up to $750 million against our COLI policies at December 31, 2020.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2021, we expect capital spending will approximate $1.6 billion.

Cash used in financing activities was $1.9 billion in 2020, compared with $2.0 billion in 2019, and $2.3 billion in 2018.  The change in 2020 reflects lower repurchases of Common Stock and debt repayments, partially offset by reduced proceeds from borrowings. In 2019, the decrease was impacted by fewer repurchases of Common Stock, higher debt repayments, and increased dividends.

Share repurchases of $1.4 billion in 2020, $2.1 billion in 2019, and $2.8 billion in 2018 resulted in the retirement of 7.4 million, 11.3 million, and 17.1 million shares, respectively.  As of December 31, 2020, 20.7 million shares
K28

remain authorized by our Board of Directors for repurchase.  The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

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

In May 2020, we also renewed and amended our accounts receivable securitization program, reducing our maximum borrowing capacity from $450 million to $400 million. The term expires in May 2021. We had no amounts outstanding at December 31, 2020 or December 31, 2019, and our available borrowing capacity was $400 million and $429 million, respectively.

In March 2020, we renewed and amended our five-year credit agreement. We increased the program’s borrowing capacity from $750 million to $800 million. The amended agreement expires in 2025 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at December 31, 2020 or December 31, 2019.

We discuss our credit agreement and our accounts receivable securitization program in Note 9, and we have authority from our Board of Directors to issue an additional $1.6 billion of debt or equity securities through public or private sale, all of which provide for access to additional liquidity should the need arise. Our debt-to-total capitalization ratio was 46.2% at December 31, 2020, compared with 44.5% at December 31, 2019.

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

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires us to make several estimates and assumptions (Note 12).  These include the expected rate of return from investment of the plans’ assets and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  We make these estimates based on our historical experience and other information we deem pertinent under the circumstances (for example, expectations of future stock market performance).  We utilize an independent actuarial consulting firm’s studies to assist us in selecting appropriate actuarial assumptions and valuing related liabilities.

For 2020, we assumed a long-term investment rate of return of 8.25%, which was supported by our long-term total rate of return on plan assets since inception, as well as our expectation of future returns. A one-percentage point change to this rate of return assumption would result in a $24 million change in annual pension expense. We review
K29

assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point change to this discount rate assumption would result in a $17 million change in annual pension expense.

Properties and Depreciation

Most of our assets are long-lived railway properties (Note 7). “Properties” are stated principally at cost and are depreciated using the group method whereby assets with similar characteristics, use, and expected lives are grouped together in asset classes and depreciated using a composite depreciation rate. See Note 1 for a more detailed discussion of assumptions and estimates.

Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor, and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of our annual capital spending relates to self-constructed assets. Costs related to repairs and maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

Depreciation expense for 2020 totaled $1.2 billion.  Our composite depreciation rates for 2020 are disclosed in Note 7; a one-year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $40 million decrease (or increase) to annual depreciation expense.

Personal Injury

Claims expense, included in “Materials and other” in the Consolidated Statements of Income, includes our estimate of costs for personal injuries.

To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm. The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events and, as such, the ultimate loss sustained may vary from the estimated liability recorded.

See Note 17 for a more detailed discussion of the assumptions and estimates we use for personal injury.

Income Taxes

Our net deferred tax liability totaled $6.9 billion at December 31, 2020 (Note 4).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $57 million valuation allowance on $509 million of deferred tax assets as of December 31, 2020, reflecting the expectation that almost all of these assets will be realized.

K30

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019 with both management and the unions serving their formal proposals for changes to the collective bargaining agreements and direct negotiations are ongoing.

Market Risks

At December 31, 2020, we had no outstanding debt subject to interest rate fluctuations. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one-percentage point decrease in interest rates as of December 31, 2020 and amounts to an increase of approximately $2.0 billion to the fair value of our debt at December 31, 2020. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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
K31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

K32

Item 8. Financial Statements and Supplementary Data

K33

Report of Management

February 4, 2021

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2020.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, independent registered public accounting firm, has audited our financial statements and issued an attestation report on our internal control over financial reporting as of December 31, 2020.

/s/ James A. Squires	/s/ Mark R. George	/s/ Clyde H. Allison, Jr.
James A. Squires	Mark R. George	Clyde H. Allison, Jr.
Chairman, President and	Executive Vice President Finance	Vice President and
Chief Executive Officer	and Chief Financial Officer	Controller

K34

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Norfolk Southern Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements), and our report dated February 4, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

K35

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
February 4, 2021
K36

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

K37

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence related to the capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $31,345 million in net book value of properties at December 31, 2020 and has recorded $1,494 million in property additions for the year ended December 31, 2020. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company’s annual capital spending relates to self-constructed assets. Costs related to repair and maintenance activities, that in the Company’s judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

We identified the evaluation of the sufficiency of audit evidence related to capitalization of property expenditures as a critical audit matter. Subjective auditor judgment was required in determining procedures and evaluating audit results related to the capitalization of purchased services and compensation due to their usage for both self-constructed assets and repairs and maintenance.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over capitalized property expenditures. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to capitalize property expenditures, including controls over the determination of whether purchased services and compensation expenditures extend an asset’s useful life or increase its utility. For a sample of property addition expenditures, we inquired and inspected support to evaluate that the expenditure extended an asset’s useful life or increased its utility. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature of such evidence.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 1982.

Atlanta, Georgia
February 4, 2021
K38

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2020	2019	2018
	($ in millions, except per share amounts)

Railway operating revenues	$9,789	$11,296	$11,458

Railway operating expenses:
Compensation and benefits	2,373	2,751	2,925
Purchased services and rents	1,687	1,725	1,730
Fuel	535	953	1,087
Depreciation	1,154	1,138	1,102
Materials and other	653	740	655
Loss on asset disposal	385	—	—

Total railway operating expenses	6,787	7,307	7,499

Income from railway operations	3,002	3,989	3,959

Other income – net	153	106	67
Interest expense on debt	625	604	557

Income before income taxes	2,530	3,491	3,469

Income taxes	517	769	803

Net income	$2,013	$2,722	$2,666

Earnings per share:
Basic	$7.88	$10.32	$9.58
Diluted	7.84	10.25	9.51

See accompanying notes to consolidated financial statements.

K39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2020	2019	2018
	($ in millions)

Net income	$2,013	$2,722	$2,666
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	(140)	101	(148)
Other comprehensive income (loss) of equity investees	2	(4)	(9)

Other comprehensive income (loss), before tax	(138)	97	(157)
Income tax benefit (expense) related to items of
other comprehensive income (loss)	35	(25)	38

Other comprehensive income (loss), net of tax	(103)	72	(119)

Total comprehensive income	$1,910	$2,794	$2,547

See accompanying notes to consolidated financial statements.

K40

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2020	2019
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,115	$580
Accounts receivable – net	848	920
Materials and supplies	221	244
Other current assets	134	337
Total current assets	2,318	2,081

Investments	3,590	3,428
Properties less accumulated depreciation of $11,985 and
$11,982, respectively	31,345	31,614
Other assets	709	800

Total assets	$37,962	$37,923

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,016	$1,428
Income and other taxes	263	229
Other current liabilities	302	327
Current maturities of long-term debt	579	316
Total current liabilities	2,160	2,300

Long-term debt	12,102	11,880
Other liabilities	1,987	1,744
Deferred income taxes	6,922	6,815

Total liabilities	23,171	22,739

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 252,095,082 and 257,904,956 shares,
respectively, net of treasury shares	254	259
Additional paid-in capital	2,248	2,209
Accumulated other comprehensive loss	(594)	(491)
Retained income	12,883	13,207

Total stockholders’ equity	14,791	15,184

Total liabilities and stockholders’ equity	$37,962	$37,923

See accompanying notes to consolidated financial statements.

K41

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018
	($ in millions)
Cash flows from operating activities:
Net income	$2,013	$2,722	$2,666
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,154	1,139	1,104
Deferred income taxes	142	330	173
Gains and losses on properties	(39)	(42)	(171)
Loss on asset disposal	385	—	—
Impairment of investment	99	—	—
Changes in assets and liabilities affecting operations:
Accounts receivable	71	87	(70)
Materials and supplies	23	(37)	15
Other current assets	3	(4)	(46)
Current liabilities other than debt	34	(185)	223
Other – net	(248)	(118)	(168)

Net cash provided by operating activities	3,637	3,892	3,726

Cash flows from investing activities:
Property additions	(1,494)	(2,019)	(1,951)
Property sales and other transactions	333	377	204
Investment purchases	(13)	(18)	(10)
Investment sales and other transactions	(1)	(104)	99

Net cash used in investing activities	(1,175)	(1,764)	(1,658)

Cash flows from financing activities:
Dividends	(960)	(949)	(844)
Common Stock transactions	69	27	40
Purchase and retirement of Common Stock	(1,439)	(2,099)	(2,781)
Proceeds from borrowings – net of issuance costs	784	2,192	2,023
Debt repayments	(381)	(1,188)	(750)
Other	—	23	—

Net cash used in financing activities	(1,927)	(1,994)	(2,312)

Net increase (decrease) in cash, cash equivalents, and restricted cash	535	134	(244)

Cash, cash equivalents, and restricted cash:
At beginning of year	580	446	690

At end of year	$1,115	$580	$446

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$577	$555	$496
Income taxes (net of refunds)	311	543	519

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2017	$285	$2,254	$(356)	$14,176	$16,359

Comprehensive income:
Net income				2,666	2,666
Other comprehensive loss			(119)		(119)
Total comprehensive income					2,547
Dividends on Common Stock,
$3.04 per share				(844)	(844)
Share repurchases	(17)	(125)		(2,639)	(2,781)
Stock-based compensation	1	87		(7)	81
Reclassification of stranded
tax effects			(88)	88	—

Balance at December 31, 2018	269	2,216	(563)	13,440	15,362

Comprehensive income:
Net income				2,722	2,722
Other comprehensive income			72		72
Total comprehensive income					2,794
Dividends on Common Stock,
$3.60 per share				(949)	(949)
Share repurchases	(11)	(88)		(2,000)	(2,099)
Stock-based compensation	1	81		(6)	76

Balance at December 31, 2019	259	2,209	(491)	13,207	15,184

Comprehensive income:
Net income				2,013	2,013
Other comprehensive loss			(103)		(103)
Total comprehensive income					1,910
Dividends on Common Stock,
$3.76 per share				(960)	(960)
Share repurchases	(7)	(59)		(1,373)	(1,439)
Stock-based compensation	2	98		(4)	96

Balance at December 31, 2020	$254	$2,248	$(594)	$12,883	$14,791

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Virginia-based holding company engaged principally in the rail transportation business, operating 19,300 route miles primarily in the Southeast, East, and Midwest. These consolidated financial statements include Norfolk Southern and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is NSR.  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2020): intermodal (27%); agriculture, forest and consumer products (22%); chemicals (18%); metals and construction (14%); coal (11%); and, automotive (8%). Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S.  Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Revenue Recognition

Transportation revenues are recognized proportionally as a shipment moves from origin to destination, and related expenses are recognized as incurred.  Certain of our contract refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of our best estimate of projected liability, which is based on historical activity, current shipment counts and expectation of future activity. Certain ancillary services, such as switching, demurrage and other incidental activities, may be provided to customers under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $6 million and $9 million at December 31, 2020 and 2019, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

K44

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

Key factors that are considered in developing average service life and salvage estimates include:

•statistical analysis of historical retirement data and surviving asset records,
•review of historical salvage received and current market rates,
•review of our operations including expected changes in technology, customer demand, maintenance practices and asset management strategies,
•review of accounting policies and assumptions, and
•industry review and analysis.

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

We capitalize interest on major projects during the period of their construction.  Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized.  Expenditures capitalized include those that are directly related to a capital project and may include materials, labor, and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of our annual capital spending relates to self-constructed assets. Removal activities occur in conjunction with replacement and are estimated based on the average percentage of time employees replacing assets spend on removal functions. Costs related to repairs and maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

K45

When depreciable operating road and equipment assets are sold or retired in the ordinary course of business, the cost of the assets, net of sales proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with most equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties and ballast, we use statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets.  Gains and losses on disposal of operating land are included in “Materials and other” expenses. Gains and losses on disposal of nonoperating land and nonrail assets are included in “Other income – net” since such income is not a product of our railroad operations.

A retirement is considered abnormal if it does not occur in the ordinary course of business, if it relates to disposition of a large segment of an asset class and if the retirement varies significantly from the retirement profile identified through our depreciation studies, which inherently consider the impact of normal retirements on expected service lives and depreciation rates.  Gains or losses from abnormal retirements are recognized in income from railway operations.

We review the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.  Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update is intended to reclassify the stranded tax effects resulting from tax reform from accumulated other comprehensive income (AOCI) to retained earnings. The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in AOCI and the amount that would have been charged or credited directly to other comprehensive income using the U.S. federal corporate income tax rate enacted in December 2017. In the first quarter of 2018, we adopted the provisions of ASU 2018-02 resulting in an increase to “Accumulated other comprehensive loss” of $88 million and a corresponding increase to “Retained income,” with no impact on “Total stockholders’ equity.”

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. See Note 10 for additional information.

In June 2016, the FASB issued ASU 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaced the current incurred loss impairment method with a method that reflects expected credit losses. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. Historically, losses associated from the inability to collect on accounts receivable have been insignificant, with little divergence in collection trends through varying economic cycles. We adopted the standard on January 1, 2020 and there was no material impact to the financial statements upon adoption.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes, changes the accounting for certain income tax transactions, and makes other minor changes. We adopted the standard on January 1, 2021 and do not expect it to have a material effect on our financial statements.

K46

2. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2020	2019	2018
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$2,116	$2,256	$2,188
Chemicals	1,809	2,092	2,083
Metals and construction	1,333	1,461	1,482
Automotive	830	994	991
Merchandise	6,088	6,803	6,744
Intermodal	2,654	2,824	2,893
Coal	1,047	1,669	1,821

Total	$9,789	$11,296	$11,458

At the beginning of 2020, we combined the agriculture products and forest and consumer commodity groups. In addition, we also made changes in the categorization of certain other commodity groups within Merchandise. Specifically, certain commodities were shifted between agriculture, forest and consumer products; chemicals; and, metals and construction. We made these changes to better align our commodity groups as a result of an organizational realignment. Prior period railway operating revenues have been reclassified to conform to the current presentation.

We recognize the amount of revenues we expect to be entitled to for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at December 31, 2020 and 2019.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, and approximately 4% for the year ended December 31, 2018.

Revenues related to interline transportation services that involve another railroad are reported on a net basis. Therefore, the portion of the amount that relates to another party is not reflected in revenues.

K47

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2020	2019
	($ in millions)

Customer	$629	$682
Non-customer	219	238

Accounts receivable – net	$848	$920

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both December 31, 2020 and 2019.  In 2019, we wrote off a $32 million non-current customer receivable resulting from a legal dispute and this expense is included in “Materials and other” on the Consolidated Statements of Income. We do not have any material contract assets or liabilities at December 31, 2020 and 2019.

3.  Other Income – Net

	2020	2019	2018
	($ in millions)

Pension and other postretirement benefits (Note 12)	$91	$63	$61
Corporate-owned life insurance – net	85	69	(10)
Other	(23)	(26)	16

Total	$153	$106	$67

4.  Income Taxes

	2020	2019	2018
	($ in millions)
Current:
Federal	$307	$356	$499
State	68	83	131
Total current taxes	375	439	630

Deferred:
Federal	111	280	156
State	31	50	17
Total deferred taxes	142	330	173

Income taxes	$517	$769	$803

K48

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$531	21.0	$733	21.0	$728	21.0
State income taxes, net of federal tax effect	85	3.3	110	3.1	120	3.5
Excess tax benefits on stock-based compensation	(39)	(1.5)	(29)	(0.8)	(22)	(0.7)
Other, net	(60)	(2.4)	(45)	(1.3)	(23)	(0.7)

Income taxes	$517	20.4	$769	22.0	$803	23.1

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement benefits	$218	$222
Accruals, including casualty and other claims	93	89
Other	198	202
Total gross deferred tax assets	509	513
Less valuation allowance	(57)	(54)
Net deferred tax assets	452	459

Deferred tax liabilities:
Property	(6,820)	(6,714)
Other	(554)	(560)
Total deferred tax liabilities	(7,374)	(7,274)

Deferred income taxes	$(6,922)	$(6,815)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $3 million in 2020, $4 million in 2019, and $6 million in 2018.

K49

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
	($ in millions)

Balance at beginning of year	$24	$21

Additions based on tax positions related to the current year	4	4
Settlements with taxing authorities	(4)	—
Lapse of statutes of limitations	(2)	(1)

Balance at end of year	$22	$24

Included in the balance of unrecognized tax benefits at December 31, 2020 are potential benefits of $17 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The statute of limitations on Internal Revenue Service (IRS) examinations has expired for all years prior to 2017. The IRS accepted our 2012 amended income tax return. As a result, we received a refund of $46 million and recognized a tax benefit of $19 million in 2020. State income tax returns generally are subject to examination for a period of three to four years after filing the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

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

•         quoted prices for similar assets or liabilities in active markets,
•         quoted prices for identical or similar assets or liabilities in inactive markets,
•         inputs other than quoted prices that are observable for the asset or liability, and
•         inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

K50

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2020 or 2019. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following at December 31:

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,681)	$(16,664)	$(12,196)	$(14,806)

6.  Investments

	December 31,
	2020	2019
	($ in millions)
Long-term investments:
Equity method investments:
Conrail Inc.	$1,446	$1,387
TTX Company	798	749
Other	418	510
Total equity method investments	2,662	2,646

Corporate-owned life insurance at net cash surrender value	902	767
Other investments	26	15

Total long-term investments	$3,590	$3,428

Investment in Conrail

Through a limited liability company, we and CSX jointly own Conrail Inc. (Conrail), whose primary subsidiary is CRC.  We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests.  We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $129 million in 2020, $149 million in 2019, and $150 million in 2018. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $41 million in each of 2021 through 2023, and $17 million in 2024. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $6 million annually.

K51

In 2020, we converted $254 million of accounts payable into long-term advances from Conrail included in “Other liabilities.” “Accounts payable” includes $56 million at December 31, 2020, and $264 million at December 31, 2019, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $534 million and $280 million at December 31, 2020 and 2019, respectively, for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

At December 31, 2020, the difference between our investment in Conrail and our share of Conrail’s underlying net equity was $494 million. Our equity in Conrail’s earnings, net of amortization, was $58 million for 2020, $53 million for 2019, and $55 million for 2018. These amounts offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.” Equity in Conrail’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Investment in TTX

We and eight other North American railroads jointly own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $250 million, $244 million, and $262 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Our equity in TTX’s earnings offsets these costs and totaled $48 million for 2020, $58 million for 2019, and $61 million for 2018. Equity in TTX’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Impairment of Investment

In 2020, we recorded an other-than-temporary impairment of $99 million related to the carrying value of an equity method investment. This non-cash impairment charge is recorded in “Purchased services and rents” on the 2020 Consolidated Statement of Income and had a $74 million impact on net income.

K52

7.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2020	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,394	$—	$2,394	—

Roadway:
Rail and other track material	7,153	(1,892)	5,261	2.35%
Ties	5,685	(1,601)	4,084	3.41%
Ballast	2,973	(774)	2,199	2.76%
Construction in process	297	—	297	—
Other roadway	14,320	(3,926)	10,394	2.71%
Total roadway	30,428	(8,193)	22,235

Equipment:
Locomotives	5,478	(1,911)	3,567	3.56%
Freight cars	2,780	(1,023)	1,757	2.59%
Computers and software	732	(391)	341	9.86%
Construction in process	333	—	333	—
Other equipment	1,094	(399)	695	4.70%
Total equipment	10,417	(3,724)	6,693

Other property	91	(68)	23	2.24%

Total properties	$43,330	$(11,985)	$31,345

K53

		Accumulated	Net Book	Depreciation
December 31, 2019	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,385	$—	$2,385	—

Roadway:
Rail and other track material	7,024	(1,905)	5,119	2.30%
Ties	5,536	(1,496)	4,040	3.37%
Ballast	2,868	(723)	2,145	2.72%
Construction in process	360	—	360	—
Other roadway	14,261	(3,786)	10,475	2.71%
Total roadway	30,049	(7,910)	22,139

Equipment:
Locomotives	5,973	(2,112)	3,861	3.66%
Freight cars	2,988	(1,148)	1,840	2.45%
Computers and software	732	(355)	377	9.68%
Construction in process	291	—	291	—
Other equipment	1,082	(388)	694	4.89%
Total equipment	11,066	(4,003)	7,063

Other property	96	(69)	27	1.05%

Total properties	$43,596	$(11,982)	$31,614

(1)Composite annual depreciation rate for the underlying assets, excluding the effects of the amortization of any deficiency (or excess) that resulted from our depreciation studies.

In 2020, we sold $88 million of natural resource assets that were included in “Other current assets” on the Consolidated Balance Sheet at December 31, 2019. We recorded a $49 million impairment loss in 2019 related to these assets, which is reflected in “Gains and losses on properties” in the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

Loss on Asset Disposal

In 2020, we sold 703 locomotives deemed excess and no longer needed for railroad operations. We evaluated these locomotive retirements and concluded they were abnormal (see Note 1). Accordingly, we recorded a $385 million loss to adjust their carrying amount to their estimated fair value, which resulted in a $97 million tax benefit.

Capitalized Interest

Total interest cost incurred on debt was $639 million, $620 million, and $574 million during 2020, 2019 and 2018, respectively, of which $14 million, $16 million, and $17 million was capitalized during 2020, 2019 and 2018, respectively.

K54

8.  Current Liabilities

	December 31,
	2020	2019
	($ in millions)
Accounts payable:
Accounts and wages payable	$552	$710
Casualty and other claims (Note 17)	182	212
Vacation liability	121	136
Due to Conrail (Note 6)	56	264
Other	105	106

Total	$1,016	$1,428

Other current liabilities:
Interest payable	$141	$149
Current operating lease liability (Note 10)	89	97
Pension benefit obligations (Note 12)	19	18
Other	53	63

Total	$302	$327

9.  Debt

Debt maturities are presented below:

	December 31,
	2020	2019
	($ in millions)
Notes and debentures, with weighted-average interest rates as of December 31, 2020:
3.65% maturing to 2025	$2,673	$3,048
4.32% maturing 2026 to 2031	2,714	2,714
4.11% maturing 2037 to 2055	7,497	5,904
6.07% maturing 2097 to 2118	784	1,331
Finance leases	25	8
Discounts, premiums, and debt issuance costs	(1,012)	(809)
Total debt	12,681	12,196

Less current maturities	(579)	(316)

Long-term debt excluding current maturities	$12,102	$11,880

K55

Long-term debt maturities subsequent to 2021 are as follows:
2022	$553
2023	603
2024	403
2025	555
2026 and subsequent years	9,988

Total	$12,102

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

In May 2020, we also renewed and amended our accounts receivable securitization program, reducing our maximum borrowing capacity from $450 million to $400 million. The term expires in May 2021. We had no amounts outstanding at either December 31, 2020 or 2019, and our available borrowing capacity was $400 million and $429 million, respectively.

The January 1, 2019 and December 31, 2018 “Cash, cash equivalents, and restricted cash” line item in the Consolidated Statements of Cash Flows includes restricted cash of $88 million, which reflects deposits held by a third-party bond agent as collateral for certain debt obligations which matured on October 1, 2019.

Credit Agreement and Debt Covenants

In March 2020, we renewed and amended our five-year credit agreement. We increased the program’s borrowing capacity from $750 million to $800 million. The amended agreement expires in 2025 and provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2020, or 2019.

10.  Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize ROU assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Upon adoption of the standard, we recognized ROU assets and corresponding lease liabilities of $586 million on the Consolidated Balance Sheet as of January 1, 2019. There were no adjustments to “Retained income” on adoption.

The standard provides a number of optional practical expedients for transition. We elected the package of practical expedients under the transition guidance which permitted us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. We also elected the practical expedient related to land easements, which allowed us to not reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

K56

The standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we do not recognize ROU assets or lease liabilities. We also elected the practical expedient not to separate lease and non-lease components for all of our leases.

We are committed under long-term lease agreements for equipment, lines of road, and other property. Some of these agreements are variable lease agreements that include usage-based payments. These agreements contain payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. Our long-term lease agreements do not contain any material restrictive covenants.

Our equipment leases have remaining terms of less than 1 year to 5 years and our lines of road and land leases have remaining terms of less than 1 year to 137 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease amounts included on the Consolidated Balance Sheets are as follows:

		December 31,
		2020	2019
		($ in millions)
	Classification
Assets
ROU assets	Other assets	$433	$539

Liabilities
Current lease liabilities	Other current liabilities	$89	$97
Non-current lease liabilities	Other liabilities	344	441

Total lease liabilities		$433	$538

The components of total lease expense, primarily included in “Purchased services and rents,” are as follows:

	2020	2019
	($ in millions)

Operating lease expense	$109	$114
Variable lease expense	42	57
Short-term lease expense	9	5

Total lease expense	$160	$176

In March 2019, we entered into a non-cancellable lease for an office building with an estimated construction cost of $550 million. The lease will commence upon completion of the construction (for which we are a construction agent) of the office building which is expected to be in the second half of 2021. The initial lease term is five years
K57

with options to renew, purchase, or sell the office building at the end of the lease term. Upon lease commencement, the ROU asset and lease liability will be determined and recorded. The lease also contains a residual value guarantee of up to ninety percent of the total construction cost.

Other information related to operating leases is as follows:

	December 31,
	2020	2019

Weighted-average remaining lease term (years) on operating leases	8.18	8.25

Weighted-average discount rates on operating leases	3.50%	3.52%

As the rates implicit in most of our leases are not readily determinable, we use a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. We use the portfolio approach and group leases into short-, medium-, and long-term categories, applying the corresponding incremental borrowing rates to these categories.

During 2020 and 2019, respectively, ROU assets obtained in exchange for new operating lease liabilities were $22 million and $49 million. Cash paid for amounts included in the measurement of lease liabilities was $109 million and $114 million in 2020 and 2019, respectively, and is included in operating cash flows. During 2019, cash proceeds from a sale and leaseback transaction were $82 million and the gain on the transaction was $15 million.

Future minimum lease payments under non-cancellable operating leases are as follows:

December 31, 2020
($ in millions)

2021	$101
2022	76
2023	67
2024	58
2025	57
2026 and subsequent years	145
Total lease payments	504
Less: Interest	71

Present value of lease liabilities	$433

K58

December 31, 2019
($ in millions)

2020	$110
2021	104
2022	79
2023	70
2024	61
2025 and subsequent years	206
Total lease payments	630
Less: Interest	92

Present value of lease liabilities	$538

Operating lease expense accounted for under ASC 840 “Leases” in 2018 included $102 million for minimum rents and $102 million for contingent rents. Contingent rents are primarily comprised of usage-based payments for equipment under service contracts.

11.  Other Liabilities

	December 31,
	2020	2019
	($ in millions)

Long-term advances from Conrail (Note 6)	$534	$280
Non-current operating lease liability (Note 10)	344	441
Net pension benefit obligations (Note 12)	340	302
Net other postretirement benefit obligations (Note 12)	306	287
Casualty and other claims (Note 17)	169	171
Deferred compensation	107	104
Other	187	159

Total	$1,987	$1,744

12.  Pensions and Other Postretirement Benefits

We have both funded and unfunded defined benefit pension plans covering eligible employees. We also provide specified health care benefits to eligible retired employees; these plans can be amended or terminated at our option.  Under our self-insured retiree health care plan, for those participants who are not Medicare-eligible, certain health care expenses are covered for retired employees and their dependents, reduced by any deductibles, coinsurance, and, in some cases, coverage provided under other group insurance policies.  Eligible retired participants and their spouses who are Medicare-eligible are not covered under the self-insured retiree health care plan, but instead are provided with an employer-funded health reimbursement account which can be used for reimbursement of health insurance premiums or eligible out-of-pocket medical expenses.

K59

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,588	$2,371	$457	$466
Service cost	40	35	6	6
Interest cost	74	93	12	17
Actuarial losses	294	235	35	28
Plan amendment	—	—	—	(18)
Benefits paid	(151)	(146)	(39)	(42)
Benefit obligation at end of year	2,845	2,588	471	457

Change in plan assets:
Fair value of plan assets at beginning of year	2,462	2,105	170	158
Actual return on plan assets	345	485	21	34
Employer contribution	19	18	13	20
Benefits paid	(151)	(146)	(39)	(42)
Fair value of plan assets at end of year	2,675	2,462	165	170

Funded status at end of year	$(170)	$(126)	$(306)	$(287)

Amounts recognized in the Consolidated
Balance Sheets:
Other assets	$189	$194	$—	$—
Other current liabilities	(19)	(18)	—	—
Other liabilities	(340)	(302)	(306)	(287)

Net amount recognized	$(170)	$(126)	$(306)	$(287)

Amounts included in accumulated other comprehensive
loss (before tax):
Net loss	$869	$781	$57	$29
Prior service cost (benefit)	—	1	(228)	(253)

Our accumulated benefit obligation for our defined benefit pension plans is $2.6 billion and $2.3 billion at December 31, 2020 and 2019, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $359 million and $320 million at December 31, 2020 and 2019, respectively, and had accumulated benefit obligations of $330 million and $292 million at December 31, 2020 and 2019, respectively.

K60

Pension and Other Postretirement Benefit Cost Components

	2020	2019	2018
	($ in millions)

Pension benefits:
Service cost	$40	$35	$39
Interest cost	74	93	83
Expected return on plan assets	(190)	(179)	(177)
Amortization of net losses	51	43	57
Amortization of prior service cost	1	1	—

Net cost (benefit)	$(24)	$(7)	$2

Other postretirement benefits:
Service cost	$6	$6	$7
Interest cost	12	17	15
Expected return on plan assets	(14)	(14)	(15)
Amortization of prior service benefit	(25)	(24)	(24)

Net benefit	$(21)	$(15)	$(17)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2020
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net loss arising during the year	$139	$28
Amortization of net losses	(51)	—
Amortization of prior service (cost) benefit	(1)	25

Total recognized in other comprehensive income	$87	$53

Total recognized in net periodic cost and other comprehensive income	$63	$32

Net losses arising during the year for both pension benefits and other postretirement benefits were due primarily to decreases in discount rates, partially offset by higher actual returns on plan assets.

The estimated net losses for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $66 million.  The estimated net losses and prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $23 million.

K61

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2020	2019	2018
Pension funded status:
Discount rate	2.67%	3.38%	4.33%
Future salary increases	4.21%	4.21%	4.21%
Other postretirement benefits funded status:
Discount rate	2.27%	3.13%	4.18%
Pension cost:
Discount rate - service cost	3.71%	4.55%	4.01%
Discount rate - interest cost	2.92%	3.99%	3.33%
Return on assets in plans	8.25%	8.25%	8.25%
Future salary increases	4.21%	4.21%	4.21%
Other postretirement benefits cost:
Discount rate - service cost	3.41%	4.39%	3.83%
Discount rate - interest cost	2.69%	3.83%	3.13%
Return on assets in plans	8.00%	8.00%	8.00%
Health care trend rate	6.25%	6.50%	6.30%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2020, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.00% for 2021.  We assume the rate will ratably decrease to an ultimate rate of 5.0% for 2025 and remain at that level thereafter.

Assumed health care cost trend rates affect the amounts reported in the financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage Point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	8	(8)

K62

Asset Management

Eleven investment firms manage our defined benefit pension plan’s assets under investment guidelines approved by our Benefits Investment Committee that is composed of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  Fixed income investments must consist predominantly of securities rated investment grade or higher. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).

Our pension plan’s weighted-average asset allocations, by asset category, were as follows:

	Percentage of Plan Assets at December 31,
	2020	2019

Domestic equity securities	52%	50%
International equity securities	24%	24%
Debt securities	22%	24%
Cash and cash equivalents	2%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2020 of 68% in equity securities and 32% in debt securities compared with 67% in equity securities and 33% in debt securities at December 31, 2019.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2021, we assume an 8.00% return on pension plan assets.

K63

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

The following table sets forth the pension plan’s assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2020 or 2019.

	December 31, 2020
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,483	$—	$1,483
Common collective trusts:
International equity securities	—	399	399
Debt securities	—	297	297
Fixed income securities:
Government and agencies securities	—	146	146
Corporate bonds	—	117	117
Mortgage and other asset-backed securities	—	24	24
Commingled funds	—	149	149
Cash and cash equivalents	60	—	60

Total investments	$1,543	$1,132	$2,675

K64

	December 31, 2019
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,329	$—	$1,329
Common collective trusts:
International equity securities	—	377	377
Debt securities	—	303	303
Fixed income securities:
Government and agencies securities	—	172	172
Corporate bonds	—	84	84
Mortgage and other asset-backed securities	—	26	26
Commingled funds	—	121	121
Cash and cash equivalents	50	—	50

Total investments	$1,379	$1,083	$2,462

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $165 million and $170 million at December 31, 2020 and 2019, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2021, we expect to contribute approximately $19 million to our unfunded pension plans for payments to pensioners and approximately $36 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2021.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2021	$147	$36
2022	146	35
2023	145	33
2024	145	32
2025	144	31
Years 2026 – 2030	719	142

K65

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible craft employees.  Premiums under this plan are expensed as incurred and totaled $22 million in 2020, $31 million in 2019, and $35 million in 2018.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, totaled $21 million in 2020, $22 million in 2019, and $23 million in 2018.

13.  Stock-Based Compensation

Under the stockholder-approved LTIP, the Compensation Committee (Committee), which is made up of nonemployee members of the Board, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 8,995,582 remain available for future grants as of December 31, 2020.

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

The Committee granted stock options, RSUs and PSUs pursuant to the LTIP for the last three years as follows:

	2020		2019		2018
	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value
Stock options	43,770	$52.05	47,360	$45.74	40,960	$41.70
RSUs	178,190	210.11	219,710	164.47	217,290	148.37
PSUs	78,830	212.66	102,250	160.97	92,314	147.47

Beginning in 2018, recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to October 1st will forfeit awards received in the current year. Receipt of certain LTIP awards is contingent on the recipient having executed a non-compete agreement with the company.

K66

We account for our grants of stock options, RSUs, PSUs, and dividend equivalent payments in accordance with FASB ASC 718, “Compensation - Stock Compensation.” Accordingly, all awards result in charges to net income while dividend equivalent payments, which are all related to equity classified awards, are charged to retained income. Compensation cost for the awards is recognized on a straight-line basis over the requisite service period for the entire award. Related compensation costs and tax benefits during the years were:

	2020	2019	2018
	($ in millions)

Stock-based compensation expense	$28	$53	$47
Total tax benefit	44	37	33

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

The fair value of each option awarded was measured on the date of grant using the Black-Scholes valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. Historical exercise data is used to estimate the average expected option term. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2020, 2019, and 2018, a dividend yield of 1.76%, 2.06%, and 1.94%, respectively, was used for all vested LTIP options.

The assumptions for the LTIP grants for the last three years are shown in the following table:

	2020	2019	2018

Average expected volatility	22%	23%	24%
Average risk-free interest rate	1.47%	2.56%	2.55%
Average expected option term	7.5 years	7.2 years	7.2 years

K67

A summary of changes in stock options is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding at December 31, 2019	2,677,449	$91.51
Granted	43,770	213.54
Exercised	(1,171,786)	86.12
Forfeited	(23,308)	156.02

Outstanding at December 31, 2020	1,526,125	98.17

The aggregate intrinsic value of options outstanding at December 31, 2020 was $213 million with a weighted-average remaining contractual term of 4.6 years.  Of these options outstanding, 1,220,685 were exercisable and had an aggregate intrinsic value of $183 million with a weighted-average exercise price of $87.75 and a weighted-average remaining contractual term of 2.9 years.

The following table provides information related to options exercised for the last three years:

	2020	2019	2018
	($ in millions)

Options exercised	1,171,786	770,597	840,175
Total intrinsic value	$144	$86	$72
Cash received upon exercise	98	53	58
Related tax benefits realized	29	18	16

At December 31, 2020, total unrecognized compensation related to options granted under the LTIP was $1 million, and is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

	2020	2019	2018
	($ in millions)

RSUs vested	204,665	166,197	160,200
Common Stock issued net of tax withholding	146,047	119,346	99,968
Related tax benefit realized	$4	$2	$3

K68

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2019	666,172	$127.77
Granted	178,190	210.11
Vested	(204,665)	130.87
Forfeited	(39,457)	171.33

Nonvested at December 31, 2020	600,240	148.29

At December 31, 2020, total unrecognized compensation related to RSUs was $29 million, and is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

	2020	2019	2018
	($ in millions)

PSUs earned	235,935	331,099	154,189
Common Stock issued net of tax withholding	156,477	221,241	94,399
Related tax benefit realized	$7	$9	$3

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2019	456,510	$114.04
Granted	78,830	212.66
Earned	(235,935)	89.70
Unearned	(33,705)	58.77
Forfeited	(25,600)	177.41

Balance at December 31, 2020	240,100	171.34

At December 31, 2020, total unrecognized compensation related to PSUs granted under the LTIP was $5 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.

K69

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2020	2019	2018
Available for future grants:
LTIP	8,995,582	9,294,726	8,644,108
TSOP	435,699	434,401	422,973
Issued:
LTIP	1,270,208	852,869	820,746
TSOP	204,102	258,315	213,796

14. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2020 and 2019 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2020

Pensions and other postretirement liabilities	$(421)	$(125)	$20	$(526)
Other comprehensive income of equity investees	(70)	2	—	(68)

Accumulated other comprehensive loss	$(491)	$(123)	$20	$(594)

Year ended December 31, 2019

Pensions and other postretirement liabilities	$(497)	$61	$15	$(421)
Other comprehensive loss of equity investees	(66)	(4)	—	(70)

Accumulated other comprehensive loss	$(563)	$57	$15	$(491)
K70

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2020
Net loss arising during the year:
Pensions and other postretirement benefits	$(167)	$42	$(125)
Reclassification adjustments for costs included in net income	27	(7)	20

Subtotal	(140)	35	(105)

Other comprehensive income of equity investees	2	—	2

Other comprehensive loss	$(138)	$35	$(103)

Year ended December 31, 2019
Net gain arising during the year:
Pensions and other postretirement benefits	$81	$(20)	$61
Reclassification adjustments for costs included in net income	20	(5)	15

Subtotal	101	(25)	76

Other comprehensive loss of equity investees	(4)	—	(4)

Other comprehensive income	$97	$(25)	$72

Year ended December 31, 2018
Net loss arising during the year:
Pensions and other postretirement benefits	$(181)	$45	$(136)
Reclassification adjustments for costs included in net income	33	(8)	25

Subtotal	(148)	37	(111)

Other comprehensive loss of equity investees	(9)	1	(8)

Other comprehensive loss	$(157)	$38	$(119)

15.  Stock Repurchase Programs

We repurchased and retired 7.4 million, 11.3 million, and 17.1 million shares of Common Stock under our stock repurchase programs in 2020, 2019, and 2018, respectively, at a cost of $1.4 billion, $2.1 billion, and $2.8 billion, respectively.

K71

On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2020, 20.7 million shares remain authorized for repurchase.

16.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2020	2019	2018	2020	2019	2018
	($ in millions except per share amounts, shares in millions)

Net income	$2,013	$2,722	$2,666	$2,013	$2,722	$2,666
Dividend equivalent payments	(3)	(5)	(6)	(2)	—	(1)

Income available to common stockholders	$2,010	$2,717	$2,660	$2,011	$2,722	$2,665

Weighted-average shares outstanding	255.1	263.3	277.7	255.1	263.3	277.7
Dilutive effect of outstanding options
and share-settled awards				1.5	2.3	2.5
Adjusted weighted-average shares outstanding				256.6	265.6	280.2

Earnings per share	$7.88	$10.32	$9.58	$7.84	$10.25	$9.51

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no options excluded from the dilution calculations due to exercise prices exceeding the average market price of Common Stock for each of the years ended December 31, 2020, 2019, and 2018.

17.  Commitments and Contingencies

Lawsuits

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed below. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims. However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. For lawsuits and other claims where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed below. We routinely review relevant information with respect to our lawsuits and other claims and update our accruals, disclosures and estimates of reasonably possible loss based on such reviews.

K72

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

Employee personal injury claims – The largest component of claims expense is employee personal injury costs.  The independent actuarial firm we engage provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

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

K73

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $54 million at December 31, 2020, and $56 million at December 31, 2019, of which $15 million is classified as a current liability at the end of both 2020 and 2019.  At December 31, 2020, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 100 known locations and projects compared with 110 locations and projects at December 31, 2019. At December 31, 2020, seventeen sites accounted for $40 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

K74

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $800 million ($1.1 billion for specific perils) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers approximately 85% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

Purchase Commitments

At December 31, 2020, we had outstanding purchase commitments totaling approximately $1.1 billion for locomotives, locomotive diesel fuel, track material, long-term service contracts, track and yard expansion projects in connection with our capital programs, freight cars and containers through 2030.

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

K75

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share amounts)
2020
Railway operating revenues	$2,625	$2,085	$2,506	$2,573
Income from railway operations	568	610	840	984
Net income	381	392	569	671
Earnings per share:
Basic	1.48	1.53	2.23	2.65
Diluted	1.47	1.53	2.22	2.64

2019
Railway operating revenues	$2,840	$2,925	$2,841	$2,690
Income from railway operations	966	1,065	996	962
Net income	677	722	657	666
Earnings per share:
Basic	2.53	2.72	2.50	2.56
Diluted	2.51	2.70	2.49	2.55

K76

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2020.  Based on such evaluation, our officers have concluded that, at December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2020.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2020, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.
K77

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Delinquent Section 16(a) Reports,” under the caption “Committees of the Board,” under the caption “Shareholder Recommendations and Nominations,” and under the caption “The Thoroughbred Code of Ethics” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:
•under the caption “Compensation of Directors;”
•under the caption “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2020 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2020” and “Option Exercises and Stock Vested in 2020” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and,
•under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K78

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2020)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	2,387,953	(3)	$100.09	(5)	8,995,582

Equity compensation plans
not approved by securities holders	258,359	(4)	88.72		435,699	(6)

Total	2,646,312				9,431,281

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of Common Stock.
(4)TSOP.
(5)Calculated without regard to 1,120,187 outstanding RSUs and PSUs at December 31, 2020.
(6)Reflects shares remaining available for grant under TSOP.

Norfolk Southern Corporation Long-Term Incentive Plan

Established on June 28, 1983, and approved by our stockholders at their Annual Meeting held on May 10, 1984, LTIP was adopted to promote the success of our company by providing an opportunity for non-employee Directors, officers, and other key employees to acquire a proprietary interest in Norfolk Southern Corporation (the Corporation).  The Board of Directors amended LTIP on January 23, 2015, which amendment was approved by shareholders on May 14, 2015, to include the reservation for issuance of an additional 8,000,000 shares of authorized but unissued Common Stock.

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

K79

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

The option price is at least the higher of (i) the average of the high and low prices at which Common Stock is traded on the date of grant, or (ii) the closing price of Common Stock on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  LTIP specifically prohibits option repricing without stockholder approval, except that adjustments may be made in the event of changes in our capital structure or Common Stock.

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2020 PSU awards, corporate performance will be based directly on return on average capital invested, with total return to stockholders serving as a modifier, and will be settled in shares of Common Stock.

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

Norfolk Southern Corporation Thoroughbred Stock Option Plan

Our Board of Directors adopted TSOP on January 26, 1999, to promote the success of our company by providing an opportunity for management employees to acquire a proprietary interest in our company and thereby to provide an additional incentive to management employees to devote their maximum efforts and skills to the advancement, betterment, and prosperity of our company and our stockholders.  Under TSOP there were 6,000,000 shares of authorized but unissued Common Stock reserved for issuance.  TSOP has not been and is not required to have been approved by our stockholders.

Active full-time management employees residing in the U.S. or Canada are eligible for selection to receive TSOP awards.  Under TSOP, the Committee, or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to TSOP, may grant nonqualified stock options subject to such terms and conditions as provided in TSOP.

The option price may not be less than the average of the high and low prices at which Common Stock is traded on the date of the grant.  All options are subject to a vesting period of at least one year, and the term of the option will not exceed ten years.  TSOP specifically prohibits repricing without stockholder approval, except for capital adjustments.

K80

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Related Persons Transactions” and under the caption “Director Independence” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K81

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedule

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K34
		Reports of Independent Registered Public Accounting Firm	K35
		Consolidated Statements of Income, Years ended December 31, 2020, 2019, and 2018	K39
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2020, 2019, and 2018	K40
		Consolidated Balance Sheets at December 31, 2020 and 2019	K41
		Consolidated Statements of Cash Flows, Years ended December 31, 2020, 2019, and 2018	K42
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2020, 2019, and 2018	K43
		Notes to Consolidated Financial Statements	K44

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K95

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
An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 8-K filed on May 18, 2010. (SEC File No. 001-08339)

(i)(c)
An amendment to the Articles of Incorporation of Norfolk Southern Corporation is incorporated by reference to Exhibit 3(i) to Norfolk Southern Corporation’s Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339)

(ii)
The Bylaws of Norfolk Southern Corporation, as amended September 24, 2019, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on March 24, 2020. (SEC File No. 001-08339)

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

K83

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

K84

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
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019 (SEC File No. 001-08339).

(gg)
Fourth Supplemental Indenture, dated as of October 24, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 4, 2019. (SEC File No. 001-08339)

(hh)
Description of the Registrant’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, is incorporated by reference to Exhibit 4(hh) to Norfolk Southern Corporation's Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(ii)
Fifth Supplemental Indenture, dated as of May 11, 2020, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 11, 2020. (SEC File No. 001-08339)

(jj)
Indenture dated as of May 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 15, 2020. (SEC File No. 001-08339)

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

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

K85

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

K86

(r)*
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended effective March 27, 2018, and November 17, 2020, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 8, 2021. (SEC File No. 001-08339)

(s)*
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

(v)*,**	Retirement Plan of Norfolk Southern Corporation and Participating Subsidiary Companies effective June 1, 1982, as amended and restated effective October 1, 2020. (SEC File No. 001-08339)

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
The description of Norfolk Southern Corporation’s optional executive physical reimbursement program, as amended effective July 26, 2019, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 23, 2019. (SEC File No. 001-08339)

(aa)*
The Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016, November 29, 2016, November 28, 2017, November 27, 2018, and November 19, 2019, is incorporated by referenced to Exhibit 10(aa) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(bb)
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

K87

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
Amendment No. 15 to Transfer and Administration Agreement dated as of May 29, 2020 is incorporated by referenced to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2020. (SEC File No. 001-8339)

K88

(vv)
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
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective December 1, 2019, is incorporated by referenced to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(yy)*
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
Form of Amended and Restated Change in Control Agreement between Norfolk Southern Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, is incorporated by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009. (SEC File No. 001-08339)

(bbb)
Limited Liability Company Agreement of Pan Am Southern LLC, dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on April 9, 2009 (exhibits, annexes, and schedules omitted – the Registrant will furnish supplementary copies of such materials to the SEC upon request). (SEC File No. 001-08339)

(ccc)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for restricted stock units and deferral election form as approved by the Compensation Committee on November 16, 2020.

(ddd)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on November 16, 2020.

(eee)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Compensation Committee on November 16, 2020.

(fff)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on November 16, 2020.

(ggg)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Non-Compete Agreement Associated with Award Agreement, approved by the Compensation Committee on November 16, 2020.

(hhh)*
Performance Criteria for bonuses payable in 2022 for the 2021 incentive year. On November 16, 2020, the Compensation Committee of the Norfolk Southern Corporation Board of Directors adopted the following performance criteria for determining bonuses payable in 2022 for the 2021 incentive year under the Norfolk Southern Corporation Executive Management Incentive Plan: 60% based on operating ratio, 20% based on operating income, and 20% based on strategic plan objectives.

(iii)
Omnibus Amendment, dated as of January 17, 2011, to Pan Am Transaction Agreement dated as of May 15, 2008, and Limited Liability Company Agreement of Pan Am Southern LLC dated as of April 9, 2009, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on April 27, 2012. (SEC File No. 001-08339)

K89

(jjj)*
Form of Amendment to Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, to eliminate the excise tax gross-up provision in the Agreement, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013. (SEC File No. 001-08339)

(kkk)*
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who entered into a change in control agreement after 2015 is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339)

(lll)
Credit Agreement dated as of March 27, 2020 establishing a 5 year, $800 million, unsecured revolving credit facility of the Registrant, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on March 30, 2020. (SEC File No. 001-08339)

(mmm)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Non-Qualified Stock Options as approved by the Compensation Committee on November 16, 2020.

(nnn)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Performance Share Units as approved by the Compensation Committee on November 16, 2020.

(ooo)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Restricted Stock Units as approved by the Compensation Committee on November 16, 2020.

(ppp)*	Offer Letter for Mark R. George, dated August 26, 2019, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(qqq)*
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
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(ttt)
A Construction Agency Agreement, dated March 1, 2019, between Norfolk Southern Railway Company (“NSRC”) and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(uuu)
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

(www)
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation. This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(xxx)*
Norfolk Southern Executive Severance Plan as adopted on May 14, 2020, and as amended July 28, 2020, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339).

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

K90

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2020, 2019, and 2018; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2020, 2019, and 2018; (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2020, 2019, and 2018; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2020, 2019, and 2018; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2020 Form 10-K posted on our website at www.norfolksouthern.com under “Invest in NS” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation Three Commercial Place Norfolk, Virginia 23510-9219

K91

Item 16.  Form 10-K Summary

Not applicable.

K92

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2021.

/s/ James A. Squires
By:	James A. Squires
(Chairman, President and Chief Executive Officer)

K93

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of February, 2021, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ James A. Squires (James A. Squires)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark R. George (Mark R. George)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Clyde H. Allison, Jr. (Clyde H. Allison, Jr.)	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Mitchell E. Daniels, Jr. (Mitchell E. Daniels, Jr.)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ John C. Hufford, Jr. (John C. Hufford, Jr.)	Director

/s/ Christopher T. Jones (Christopher T. Jones)	Director

/s/ Thomas C. Kelleher (Thomas C. Kelleher)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ Amy E. Miles (Amy E. Miles)	Director

/s/ Claude Mongeau (Claude Mongeau)	Director

/s/ Jennifer F. Scanlon (Jennifer F. Scanlon)	Director

/s/ John R. Thompson (John R. Thompson)	Director

K94

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2020, 2019, and 2018
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2020
Current portion of casualty and
other claims included in
accounts payable	$212	$27		$81	(2)	$138	(3)	$182
Casualty and other claims
included in other liabilities	171	80	(1)	—		82	(4)	169

Year ended December 31, 2019
Current portion of casualty and
other claims included in
accounts payable	$213	$22		$131	(2)	$154	(3)	$212
Casualty and other claims
included in other liabilities	158	89	(1)	—		76	(4)	171

Year ended December 31, 2018
Current portion of casualty and
other claims included in
accounts payable	$187	$32		$145	(2)	$151	(3)	$213
Casualty and other claims
included in other liabilities	179	85	(1)	—		106	(4)	158

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from accounts payable.
(4)Payments and reclassifications to/from other liabilities.

K95