Form 10-Q
period 2021-03-31
NORFOLK SOUTHERN CORP
filed 2021-04-28
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock ($1.00 par value per share)	250,241,009	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2021	2020
	($ in millions, except per share amounts)

Railway operating revenues	$2,639	$2,625

Railway operating expenses
Compensation and benefits	611	622
Purchased services and rents	393	403
Fuel	177	189
Depreciation	292	292
Materials and other	151	166
Loss on asset disposal	—	385

Total railway operating expenses	1,624	2,057

Income from railway operations	1,015	568

Other income – net	7	22
Interest expense on debt	156	154

Income before income taxes	866	436

Income taxes	193	55

Net income	$673	$381

Earnings per share
Basic	$2.67	$1.48
Diluted	2.66	1.47

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2021	2020
	($ in millions)

Net income	$673	$381
Other comprehensive income, before tax:
Pension and other postretirement benefits	11	7
Other comprehensive income of equity investees	—	5

Other comprehensive income, before tax	11	12
Income tax expense related to items of other comprehensive income	(3)	(2)

Other comprehensive income, net of tax	8	10

Total comprehensive income	$681	$391

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$998	$1,115
Accounts receivable – net	944	848
Materials and supplies	241	221
Other current assets	120	134
Total current assets	2,303	2,318

Investments	3,604	3,590
Properties less accumulated depreciation of $11,672
and $11,985, respectively	31,312	31,345
Other assets	718	709

Total assets	$37,937	$37,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,043	$1,016
Income and other taxes	361	263
Other current liabilities	344	302
Current maturities of long-term debt	501	579
Total current liabilities	2,249	2,160

Long-term debt	12,116	12,102
Other liabilities	1,952	1,987
Deferred income taxes	6,977	6,922

Total liabilities	23,294	23,171

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 250,241,009 and 252,095,082 shares,
respectively, net of treasury shares	251	254
Additional paid-in capital	2,241	2,248
Accumulated other comprehensive loss	(586)	(594)
Retained income	12,737	12,883

Total stockholders’ equity	14,643	14,791

Total liabilities and stockholders’ equity	$37,937	$37,962

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2021	2020
	($ in millions)
Cash flows from operating activities
Net income	$673	$381
Reconciliation of net income to net cash provided by operating activities:
Depreciation	292	292
Deferred income taxes	52	11
Gains and losses on properties	(8)	(8)
Loss on asset disposal	—	385
Changes in assets and liabilities affecting operations:
Accounts receivable	(95)	32
Materials and supplies	(20)	(21)
Other current assets	9	(33)
Current liabilities other than debt	158	(40)
Other – net	(46)	(44)

Net cash provided by operating activities	1,015	955

Cash flows from investing activities
Property additions	(265)	(366)
Property sales and other transactions	37	158
Investment sales and other transactions	26	(25)

Net cash used in investing activities	(202)	(233)

Cash flows from financing activities
Dividends	(249)	(242)
Common stock transactions	(6)	14
Purchase and retirement of common stock	(591)	(466)
Debt repayments	(84)	—

Net cash used in financing activities	(930)	(694)

Net increase (decrease) in cash and cash equivalents	(117)	28

Cash and cash equivalents
At beginning of year	1,115	580

At end of period	$998	$608

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$110	$121
Income taxes (net of refunds)	27	16

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2020	$254	$2,248	$(594)	$12,883	$14,791

Comprehensive income:
Net income				673	673
Other comprehensive income			8		8
Total comprehensive income					681
Dividends on common stock,
$0.99 per share				(249)	(249)
Share repurchases	(3)	(19)		(569)	(591)
Stock-based compensation		12		(1)	11

Balance at March 31, 2021	$251	$2,241	$(586)	$12,737	$14,643

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

Comprehensive income:
Net income				381	381
Other comprehensive income			10		10
Total comprehensive income					391
Dividends on common stock,
$0.94 per share				(242)	(242)
Share repurchases	(2)	(21)		(443)	(466)
Stock-based compensation	1	17		(1)	17

Balance at March 31, 2020	$258	$2,205	$(481)	$12,902	$14,884

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2021, and December 31, 2020, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2021 and 2020, and our cash flows for the first three months of 2021 and 2020 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2021	2020
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$539	$551
Chemicals	459	520
Metals and construction	370	367
Automotive	240	234
Merchandise	1,608	1,672
Intermodal	719	655
Coal	312	298

Total	$2,639	$2,625

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2021 and December 31, 2020.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 6% and 5% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters ended March 31, 2021 and March 31, 2020, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2021	December 31, 2020
	($ in millions)

Customer	$722	$629
Non-customer	222	219

Accounts receivable – net	$944	$848

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both March 31, 2021 and December 31, 2020. We do not have any material contract assets or liabilities at March 31, 2021 and December 31, 2020.

2.  Stock-Based Compensation

	First Quarter
	2021	2020
	($ in millions)

Stock-based compensation expense	$16	$2
Total tax benefit	17	26

During the first quarter of 2021, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	42,770	$62.49
RSUs	174,115	238.03
PSUs	49,940	240.61

Stock Options

	First Quarter
	2021	2020
	($ in millions)

Options exercised	212,546	523,238
Cash received upon exercise	$19	$43
Related tax benefit realized	7	13

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2021	2020
	($ in millions)

RSUs vested	257,397	202,299
Common Stock issued net of tax withholding	182,289	143,712
Related tax benefit realized	$7	$5

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

	First Quarter
	2021	2020
	($ in millions)

PSUs earned	78,727	235,935
Common Stock issued net of tax withholding	49,967	156,450
Related tax benefit realized	$1	$7

3. Loss on Asset Disposal

In 2020, we sold 703 locomotives deemed excess and no longer needed for railroad operations. We evaluated these locomotive retirements and concluded they were abnormal. Accordingly, we recorded a $385 million loss to adjust their carrying amount to their estimated fair value, which resulted in a $97 million tax benefit.

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2021	2020	2021	2020
	($ in millions, except per share amounts, shares in millions)

Net income	$673	$381	$673	$381
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$672	$380	$673	$380

Weighted-average shares outstanding	251.4	257.3	251.4	257.3
Dilutive effect of outstanding options and share-settled awards			1.2	1.4
Adjusted weighted-average shares outstanding			252.6	258.7

Earnings per share	$2.67	$1.48	$2.66	$1.47

During the first quarters of 2021 and 2020, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no options excluded from the dilution calculations due to exercise prices exceeding the average market price of Common Stock for the first quarters ended March 31, 2021 and 2020.

5. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three Months Ended March 31, 2021
Pensions and other postretirement liabilities	$(526)	$—	$8	$(518)
Other comprehensive income (loss) of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$8	$(586)

Three Months Ended March 31, 2020
Pensions and other postretirement liabilities	$(421)	$—	$5	$(416)
Other comprehensive income (loss) of equity investees	(70)	5	—	(65)

Accumulated other comprehensive loss	$(491)	$5	$5	$(481)

6.  Stock Repurchase Program

We repurchased and retired 2.3 million and 2.6 million shares of Common Stock under our stock repurchase program during the first three months of 2021 and 2020, respectively, at a cost of $591 million and $466 million, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $34 million and $35 million for the first quarters of 2021 and 2020, respectively. Our equity in Conrail’s earnings, net of amortization, was $14 million and $9 million for the first quarters of 2021 and 2020, respectively. These amounts offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2021, and December 31, 2020 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $63 million and $60 million for the first quarters of 2021 and 2020, respectively. Our equity in TTX’s earnings offsets these costs and totaled $17 million and $4 million for the first quarters of 2021 and 2020, respectively.

8.  Debt

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million and a term that expires in May 2021. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2021, and December 31, 2020.

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

Pension and postretirement benefit cost components were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	First Quarter
	2021	2020	2021	2020
	($ in millions)

Service cost	$11	$10	$2	$1
Interest cost	13	19	2	3
Expected return on plan assets	(48)	(48)	(3)	(3)
Amortization of net losses	17	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(7)	$(6)	$(5)	$(5)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(12,617)	$(15,249)	$(12,681)	$(16,664)

11.  Commitments and Contingencies

Lawsuits

We and/or certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings and, if material, disclosed below. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payment of such liability and claims. However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. For lawsuits and other claims where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed below. We routinely review relevant information with respect to our lawsuits and other claims and update our accruals, disclosures and estimates of reasonably possible losses based on such reviews.

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-

related personal injury and occupational claims are subject to the Federal Employer’s Liability Act (FELA), which is applicable only to railroads.  FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.  The variability inherent in this system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $51 million at March 31, 2021, and $54 million at December 31, 2020, of which $15 million is classified as a current liability at the end of both periods. At both March 31, 2021 and December 31, 2020, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 100 known locations and projects. At March 31, 2021, seventeen sites accounted for $38 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Based on our assessment of the facts and circumstances now known, we believe we have recorded the probable and reasonably estimable costs for those environmental matters of which we are aware.  Further, we believe that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity.

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

12. New Accounting Pronouncements

On January 1, 2021, we adopted Financial Accounting Standards Board Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes,” which adds new guidance to simplify the accounting for income taxes, changes the accounting for certain income tax transactions, and makes other minor changes. There was no material impact to the financial statements upon adoption.

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

Our first-quarter results reflect our sustained focus on margin improvement through initiatives to drive organizational and operational efficiencies and grow our revenue base. Although challenging winter conditions adversely impacted our network, we were able to reduce expenses while absorbing an increase in total volume. As a result, we achieved a record quarterly railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) of 61.5 percent and increased net income and diluted earnings per share.

We continue to monitor the pace of the global economic recovery, particularly as it is influenced by the ongoing COVID-19 pandemic. The pandemic caused significant economic disruption during 2020 and continues to generate uncertainty, impacting the health and availability of our employees and customers’ demand for our services. We remain committed to protecting our employees and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	First Quarter
	2021	2020	% change

Income from railway operations	$1,015	$568	79%
Net income	$673	$381	77%
Diluted earnings per share	$2.66	$1.47	81%
Railway operating ratio (percent)	61.5	78.4	(22%)

Our first-quarter 2021 financial results reflect significant increases in income from railway operations, net income and diluted earnings per share, as prior year results were adversely impacted by a $385 million loss on asset disposal related to locomotives sold or designated as held-for-sale. For more information on the impact of this charge, see Note 3. Notwithstanding the prior year loss on asset disposal, railway operating expenses decreased as operational efficiency improvements resulted in reduced employment levels, lower materials costs, and improved fuel efficiency. Additionally, fuel prices were lower compared to 2020. Revenues were higher, a result of increased total volume that was partially offset by lower average revenue per unit as negative mix and lower fuel surcharge revenue more than offset pricing gains. Our railway operating ratio improved to 61.5 percent, a quarterly record.

The following tables adjust our first-quarter 2020 GAAP financial results to exclude the loss on asset disposal. The income tax effect of this non-GAAP adjustment was calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charge. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for the First Quarter 2020
	Reported	Loss on Asset Disposal	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$2,057	$(385)	$1,672
Income from railway operations	$568	$385	$953
Income before income taxes	$436	$385	$821
Income taxes	$55	$97	$152
Net income	$381	$288	$669
Diluted earnings per share	$1.47	$1.11	$2.58
Railway operating ratio (percent)	78.4	(14.7)	63.7

In the table below, references and comparisons to first-quarter 2020 results use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Quarter
	2021	Adjusted 2020 (non-GAAP)	2021 vs. Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,624	$1,672	(3%)
Income from railway operations	$1,015	$953	7%
Income before income taxes	$866	$821	5%
Income taxes	$193	$152	27%
Net income	$673	$669	1%
Diluted earnings per share	$2.66	$2.58	3%
Railway operating ratio (percent)	61.5	63.7	(3%)

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), volumes (units in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2021	2020	% change
Merchandise:
Agriculture, forest and consumer products	$539	$551	(2%)
Chemicals	459	520	(12%)
Metals and construction	370	367	1%
Automotive	240	234	3%
Merchandise	1,608	1,672	(4%)
Intermodal	719	655	10%
Coal	312	298	5%
Total	$2,639	$2,625	1%

Units
Merchandise:
Agriculture, forest and consumer products	178.3	181.5	(2%)
Chemicals	127.0	142.3	(11%)
Metals and construction	155.0	154.9	—%
Automotive	93.7	90.4	4%
Merchandise	554.0	569.1	(3%)
Intermodal	1,016.4	955.1	6%
Coal	166.5	163.5	2%
Total	1,736.9	1,687.7	3%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,026	$3,036	—%
Chemicals	3,615	3,653	(1%)
Metals and construction	2,386	2,370	1%
Automotive	2,557	2,593	(1%)
Merchandise	2,903	2,939	(1%)
Intermodal	708	685	3%
Coal	1,872	1,826	3%
Total	1,519	1,556	(2%)

Railway operating revenues increased $14 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Increase (Decrease)
	Merchandise	Intermodal	Coal

Volume	$(44)	$42	$6
Fuel surcharge revenue	(25)	(6)	(3)
Rate, mix and other	5	28	11

Total	$(64)	$64	$14

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $97 million and $131 million in 2021 and 2020, respectively. The decrease in fuel surcharge revenues is driven by lower fuel commodity prices.

Merchandise

Merchandise revenues decreased due to volume declines and lower average revenue per unit, a result of lower fuel surcharge revenue. Volumes fell as gains in automotive shipments were more than offset by declines in shipments of chemicals and agriculture, forest and consumer products.

Agriculture, forest and consumer products volume decreased due to the continued impact of COVID-19 on ethanol demand and the food service industry. This was partially offset by gains in soybeans due to increased export opportunities and gains in pulpboard due to increased e-commerce demand.

Chemicals volume declined due to the continued impact from COVID-19 and ongoing challenges in the energy market. Volumes were further impacted by disruptions resulting from winter storms. This was partially offset by volume growth in the waste market due to increased business with new and existing customers.

Metals and construction volume was flat.

Automotive volume was higher due to increased retail demand and production of vehicles, partially offset by volume declines in vehicle parts due to plant shutdowns and disruptions associated with winter weather.

Merchandise revenues for the remainder of the year are expected to be higher due to increased volumes and higher average revenue per unit.

Intermodal

Intermodal revenues increased, the result of volume growth and higher average revenue per unit driven by pricing gains and favorable mix.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2021	2020	% change

Domestic	639.0	598.3	7%
International	377.4	356.8	6%

Total	1,016.4	955.1	6%

Domestic volume grew due to increased shipments originating from the West Coast and tightened truck capacity. International volume rose, the result of strong import demand.

Intermodal revenues for the remainder of the year are expected to rise, driven by volume growth and higher average revenue per unit due to increased fuel surcharge revenue.

Coal

Coal revenues increased due to higher average revenue per unit, inclusive of a $12 million settlement for tonnage commitment shortfalls, and volume increases.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2021	2020	% change

Utility	8,546	8,898	(4%)
Export	6,693	6,069	10%
Domestic metallurgical	2,487	2,276	9%
Industrial	899	981	(8%)

Total	18,625	18,224	2%

Coal tonnage rose driven by increased export and domestic metallurgical volumes from continued global economic recovery. This was partially offset by a decline in utility tonnage.

Coal revenues for the remainder of the year are expected to decline, a result of lower average revenue per unit and reduced utility volume.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2021	2020	% change

Compensation and benefits	$611	$622	(2%)
Purchased services and rents	393	403	(2%)
Fuel	177	189	(6%)
Depreciation	292	292	—%
Materials and other	151	166	(9%)
Loss on asset disposal	—	385	(100%)

Total	$1,624	$2,057	(21%)

Compensation and benefits expense decreased as follows:

•employment levels (down $51 million),
•health and welfare benefits for craft employees (down $9 million),
•overtime and recrews (up $7 million),
•increased pay rates (up $10 million),
•incentive and stock-based compensation (up $22 million), and
•other (up $10 million).

Average rail headcount for the quarter fell by approximately 2,500 compared with the first quarter of 2020.

Purchased services and rents decreased as follows ($ in millions):

	First Quarter
	2021	2020	% change

Purchased services	$318	$321	(1%)
Equipment rents	75	82	(9%)

Total	$393	$403	(2%)

The decrease in purchased services was due to lower operational and transportation expenses and higher earnings of equity affiliates, which were partially offset by increased technology and volume-related intermodal expenses. Equipment rents decreased due to higher equity in TTX earnings, partially offset by increased intermodal equipment expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, decreased due to reduced consumption (down 4%) and lower locomotive fuel prices (down 4%).

Materials and other expenses decreased as follows ($ in millions):

	First Quarter
	2021	2020	% change

Materials	$61	$72	(15%)
Claims	38	42	(10%)
Other	52	52	—%

Total	$151	$166	(9%)

Materials expenses decreased due to lower maintenance requirements as a result of fewer locomotives and freight cars in service. Claims expenses decreased as a result of lower costs associated with personal injuries. Other expense remained unchanged as reduced travel expenses and higher income generated from operating properties was offset by lower gains from sales of operating property. Gains from operating property sales totaled $4 million and $11 million in 2021 and 2020, respectively.

Other income – net

Other income – net decreased $15 million driven primarily by lower returns on corporate-owned life insurance investments.

Income taxes

The first-quarter effective tax rate was 22.3% compared with 12.6% for the same period last year. First quarter 2020 included a $19 million income tax reduction upon the resolution of our 2012 amended federal return and higher tax benefits on stock-based compensation than those in 2021.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.0 billion for the first three months of 2021, compared with $955 million for the same period of 2020. We had working capital of $54 million and $158 million at March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents totaled $998 million at March 31, 2021.

Cash used in investing activities was $202 million for the first three months of 2021, compared with $233 million for the same period last year. The decrease was primarily driven by lower property additions and increased corporate-owned life insurance activity, partially offset by lower property sales.

Cash used in financing activities was $930 million for the first three months of 2021, compared with $694 million in the same period last year, reflecting higher repurchases of Common Stock and debt repayments. We repurchased $591 million of Common Stock in the first three months of 2021 compared to $466 million in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our debt-to-total capitalization ratio was 46.3% at March 31, 2021, and 46.2% at December 31, 2020. We have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at March 31, 2021 or December 31, 2020. We also have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2021. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2021 and December 31, 2020.

In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow against these policies up to $720 million and $750 million at March 31, 2021 and December 31, 2020, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce or defer expenditures on property additions and decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2020.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the application of the critical accounting policies contained in our Form 10-K at December 31, 2020.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019 with both management and the unions serving their formal proposals for changes to the collective bargaining agreements and direct negotiations are ongoing.

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

Additional Information

Investors and others should note that we routinely use the Investor Relations and Sustainability sections of our website (www.norfolksouthern.com/content/nscorp/en/investor-relations.html & www.nscorp.com/content/nscorp/en/about-ns/sustainability.html) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including Twitter (www.twitter.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2021.  Based on such evaluation, our officers have concluded that, at March 31, 2021, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2021, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks set forth in “Risk Factors” included in our 2020 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(a) Total Number of Shares (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

January 1-31, 2021	516,139	$246.03	515,572	20,173,200
February 1-28, 2021	806,030	250.96	806,030	19,367,170
March 1-31, 2021	1,003,194	260.81	1,002,802	18,364,368

Total	2,325,363		2,324,404

(1)Of this amount, 959 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of March 31, 2021, 18.4 million shares remain authorized for repurchase.

Item 6. Exhibits

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*	The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2021 and 2020; (iii) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (iv) the Consolidated Statements of Cash Flows for the first three months of 2021 and 2020; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 28, 2021	/s/ Clyde H. Allison, Jr.
Clyde H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 28, 2021	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)