Form 10-Q
period 2021-06-30
NORFOLK SOUTHERN CORP
filed 2021-07-28
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Stock ($1.00 par value per share)	246,972,217	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions, except per share amounts)

Railway operating revenues	$2,799	$2,085	$5,438	$4,710

Railway operating expenses
Compensation and benefits	624	586	1,235	1,208
Purchased services and rents	429	372	822	775
Fuel	188	84	365	273
Depreciation	294	282	586	574
Materials and other	97	151	248	317
Loss on asset disposal	—	—	—	385

Total railway operating expenses	1,632	1,475	3,256	3,532

Income from railway operations	1,167	610	2,182	1,178

Other income – net	35	49	42	71
Interest expense on debt	161	156	317	310

Income before income taxes	1,041	503	1,907	939

Income taxes	222	111	415	166

Net income	$819	$392	$1,492	$773

Earnings per share
Basic	$3.29	$1.53	$5.96	$3.01
Diluted	3.28	1.53	5.94	3.00

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions)

Net income	$819	$392	$1,492	$773
Other comprehensive income, before tax:
Pension and other postretirement benefits	10	6	21	13
Other comprehensive income of equity investees	—	1	—	6

Other comprehensive income, before tax	10	7	21	19
Income tax expense related to items of other
comprehensive income	(2)	(1)	(5)	(3)

Other comprehensive income, net of tax	8	6	16	16

Total comprehensive income	$827	$398	$1,508	$789

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,670	$1,115
Accounts receivable – net	941	848
Materials and supplies	246	221
Other current assets	155	134
Total current assets	3,012	2,318

Investments	3,658	3,590
Properties less accumulated depreciation of $11,777
and $11,985, respectively	31,355	31,345
Other assets	729	709

Total assets	$38,754	$37,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,116	$1,016
Income and other taxes	302	263
Other current liabilities	330	302
Current maturities of long-term debt	1,048	579
Total current liabilities	2,796	2,160

Long-term debt	12,669	12,102
Other liabilities	1,937	1,987
Deferred income taxes	7,035	6,922

Total liabilities	24,437	23,171

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 246,972,217 and 252,095,082 shares,
respectively, net of treasury shares	248	254
Additional paid-in capital	2,240	2,248
Accumulated other comprehensive loss	(578)	(594)
Retained income	12,407	12,883

Total stockholders’ equity	14,317	14,791

Total liabilities and stockholders’ equity	$38,754	$37,962

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2021	2020
	($ in millions)
Cash flows from operating activities
Net income	$1,492	$773
Reconciliation of net income to net cash provided by operating activities:
Depreciation	586	574
Deferred income taxes	107	56
Gains and losses on properties	(75)	(11)
Loss on asset disposal	—	385
Changes in assets and liabilities affecting operations:
Accounts receivable	(96)	98
Materials and supplies	(25)	(13)
Other current assets	30	30
Current liabilities other than debt	170	—
Other – net	(92)	(134)

Net cash provided by operating activities	2,097	1,758

Cash flows from investing activities
Property additions	(627)	(735)
Property sales and other transactions	66	258
Investment purchases	(5)	(5)
Investment sales and other transactions	37	(58)

Net cash used in investing activities	(529)	(540)

Cash flows from financing activities
Dividends	(496)	(482)
Common stock transactions	6	26
Purchase and retirement of common stock	(1,525)	(669)
Proceeds from borrowings	1,087	784
Debt repayments	(85)	(314)

Net cash used in financing activities	(1,013)	(655)

Net increase in cash and cash equivalents	555	563

Cash and cash equivalents
At beginning of year	1,115	580

At end of period	$1,670	$1,143

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$281	$287
Income taxes (net of refunds)	249	1

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2020	$254	$2,248	$(594)	$12,883	$14,791

Comprehensive income:
Net income				673	673
Other comprehensive income			8		8
Total comprehensive income					681
Dividends on common stock,
$0.99 per share				(249)	(249)
Share repurchases	(3)	(19)		(569)	(591)
Stock-based compensation		12		(1)	11

Balance at March 31, 2021	251	2,241	(586)	12,737	14,643

Comprehensive income:
Net income				819	819
Other comprehensive income			8		8
Total comprehensive income					827
Dividends on common stock,
$0.99 per share				(247)	(247)
Share repurchases	(3)	(28)		(903)	(934)
Stock-based compensation		27		1	28

Balance at June 30, 2021	$248	$2,240	$(578)	$12,407	$14,317

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2021, and December 31, 2020, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2021 and 2020, and our cash flows for the first six months of 2021 and 2020 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$578	$498	$1,117	$1,049
Chemicals	494	423	953	943
Metals and construction	402	293	772	660
Automotive	206	93	446	327
Merchandise	1,680	1,307	3,288	2,979
Intermodal	801	569	1,520	1,224
Coal	318	209	630	507

Total	$2,799	$2,085	$5,438	$4,710

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2021 and December 31, 2020.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 6% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarter and first six months of 2021 and 5% for the second quarter and first six months of 2020.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2021	December 31, 2020
	($ in millions)

Customer	$736	$629
Non-customer	205	219

Accounts receivable – net	$941	$848

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both June 30, 2021 and December 31, 2020. We do not have any material contract assets or liabilities at June 30, 2021 and December 31, 2020.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions)

Stock-based compensation expense	$16	$10	$32	$12
Total tax benefit	8	3	25	29

During 2021, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	42,770	$62.49
RSUs	2,740	283.60	176,855	238.74
PSUs	120	274.17	50,060	240.69

Stock Options

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions)

Options exercised	128,934	162,400	341,480	685,638
Cash received upon exercise	$12	$12	$31	$55
Related tax benefit realized	5	3	12	16

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2021	2020	2021	2020
	($ in millions)

RSUs vested	1,730	—	259,127	202,299
Common Stock issued net of tax withholding	1,222	—	183,511	143,712
Related tax benefit realized	$—	$—	$7	$4

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2021 or 2020.

	First Six Months
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

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2021	2020	2021	2020
	($ in millions, except per share amounts, shares in millions)

Net income	$819	$392	$819	$392
Dividend equivalent payments	—	—	—	—

Income available to common stockholders	$819	$392	$819	$392

Weighted-average shares outstanding	248.9	255.4	248.9	255.4
Dilutive effect of outstanding options and share-settled awards			1.1	1.3
Adjusted weighted-average shares outstanding			250.0	256.7

Earnings per share	$3.29	$1.53	$3.28	$1.53

	Basic		Diluted
	First Six Months
	2021	2020	2021	2020
	($ in millions, except per share amounts, shares in millions)

Net income	$1,492	$773	$1,492	$773
Dividend equivalent payments	(1)	(1)	—	(1)

Income available to common stockholders	$1,491	$772	$1,492	$772

Weighted-average shares outstanding	250.1	256.3	250.1	256.3
Dilutive effect of outstanding options and share-settled awards			1.2	1.4
Adjusted weighted-average shares outstanding			251.3	257.7

Earnings per share	$5.96	$3.01	$5.94	$3.00

During the second quarters and first six months of 2021 and 2020, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no options excluded from the dilution calculations due to exercise prices exceeding the average market price of Common Stock for the second quarters and first six months ended June 30, 2021 and 2020.

5. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2021
Pensions and other postretirement liabilities	$(526)	$—	$16	$(510)
Other comprehensive income (loss) of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$16	$(578)

Six months ended June 30, 2020
Pensions and other postretirement liabilities	$(421)	$—	$10	$(411)
Other comprehensive income (loss) of equity investees	(70)	6	—	(64)

Accumulated other comprehensive loss	$(491)	$6	$10	$(475)

6.  Stock Repurchase Program

We repurchased and retired 5.7 million and 3.9 million shares of Common Stock under our stock repurchase program during the first six months of 2021 and 2020, respectively, at a cost of $1.5 billion and $669 million, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.5 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $37 million and $30 million for the second quarters of 2021 and 2020, respectively, and $71 million and $65 million for the first six months of 2021 and 2020, respectively. Our equity in Conrail’s earnings, net of amortization, was $14 million and $13 million for the second quarters of 2021 and 2020, respectively, and $28 million and $22 million for the first six months of 2021 and 2020, respectively. These amounts offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2021, and December 31, 2020 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $61 million and $58 million for the second quarters of 2021 and 2020, respectively, and $124 million and $118 million for the first six months of 2021 and 2020, respectively. Our equity in TTX’s earnings offsets these costs and totaled $14 million and $10 million for the second quarters of 2021 and 2020, respectively, and $31 million and $14 million for the first six months of 2021 and 2020, respectively.

8.  Debt

In May 2021, we issued $500 million of 2.30% senior notes due 2031 and $600 million of 4.10% senior notes due 2121.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million and a term that expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2021 and December 31, 2020.

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

Pension and postretirement benefit cost components for the second quarter and first six months were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Second Quarter
	2021	2020	2021	2020
	($ in millions)

Service cost	$11	$10	$1	$2
Interest cost	14	18	2	3
Expected return on plan assets	(48)	(47)	(3)	(3)
Amortization of net losses	16	13	1	—
Amortization of prior service benefit	—	—	(7)	(7)

Net benefit	$(7)	$(6)	$(6)	$(5)

			Other Postretirement
	Pension Benefits		Benefits
	First Six Months
	2021	2020	2021	2020
	($ in millions)

Service cost	$22	$20	$3	$3
Interest cost	27	37	4	6
Expected return on plan assets	(96)	(95)	(6)	(6)
Amortization of net losses	33	26	1	—
Amortization of prior service benefit	—	—	(13)	(13)

Net benefit	$(14)	$(12)	$(11)	$(10)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(13,717)	$(16,924)	$(12,681)	$(16,664)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $50 million at June 30, 2021, and $54 million at December 31, 2020, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2021, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 96 known locations and projects compared with 100 locations and projects at December 31, 2020. At June 30, 2021, seventeen sites accounted for $36 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At eight locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

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

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $800 million ($1.1 billion for specific perils) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers approximately 87% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

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

OVERVIEW

We are one of the nation’s premier transportation companies, moving goods and materials that help drive the U.S. economy.  We connect customers to markets and communities to economic opportunity with safe, reliable, and cost-effective shipping solutions. Our Norfolk Southern Railway Company subsidiary operates in 22 states and the District of Columbia. We are a major transporter of industrial products, including agriculture, forest and consumer products, chemicals, and metals and construction materials. In addition, in the East we serve every major container port and operate the most extensive intermodal network, and are a principal carrier of coal, automobiles, and automotive parts.

Our 2021 financial results reflect a significant improvement in profitability over last year, the result of sustained focus on margin improvement and prior year results that were negatively impacted by the COVID-19 pandemic. We experienced volume growth across all of our major commodity groups due to higher demand for our service compared to the prior year. Our second-quarter operating ratio (a measure of the amount of operating revenues consumed by operating expenses) was 58.3% and net income and diluted earnings per share more than doubled compared to one year ago.

We continue to monitor the global economy, particularly as it is influenced by the ongoing COVID-19 pandemic. The pandemic caused significant economic disruption during 2020, and resulting supply chain challenges persist. We remain committed to monitoring the evolving nature of the pandemic and its impact to our business as well as protecting our employees and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS
($ in millions, except per share amounts)

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Income from railway operations	$1,167	$610	91%	$2,182	$1,178	85%
Net income	$819	$392	109%	$1,492	$773	93%
Diluted earnings per share	$3.28	$1.53	114%	$5.94	$3.00	98%
Railway operating ratio (percent)	58.3	70.7	(18%)	59.9	75.0	(20%)

Income from railway operations increased in both periods, primarily a result of higher railway operating revenues, driven by increased volumes and higher average revenue per unit. Overall volumes were up 25% for the second quarter and 13% for the first six months. In both periods, railway operating expenses included increases due to higher fuel, purchased services, and compensation and benefits costs. These increases were partially offset by higher gains on the sale of operating properties.

Additionally, the comparison of our current-year results for the first six months were impacted by a $385 million loss on asset disposal in 2020 related to locomotives sold or designated as held-for-sale. For more information on the impact of this charge, see Note 3.

The following tables adjust our 2020 GAAP financial results for the first six months to exclude the loss on asset disposal. The income tax effect of this non-GAAP adjustment was calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charge. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Six Months of 2020
	Reported	Loss on Asset Disposal	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$3,532	$(385)	$3,147
Income from railway operations	$1,178	$385	$1,563
Income before income taxes	$939	$385	$1,324
Income taxes	$166	$97	$263
Net income	$773	$288	$1,061
Diluted earnings per share	$3.00	$1.11	$4.11
Railway operating ratio (percent)	75.0	(8.2)	66.8

In the table below, references and comparisons to the 2020 results for the first six months use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Six Months
	2021	Adjusted 2020 (non-GAAP)	2021 vs. Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$3,256	$3,147	3%
Income from railway operations	$2,182	$1,563	40%
Income before income taxes	$1,907	$1,324	44%
Income taxes	$415	$263	58%
Net income	$1,492	$1,061	41%
Diluted earnings per share	$5.94	$4.11	45%
Railway operating ratio (percent)	59.9	66.8	(10%)

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2021	2020	% change	2021	2020	% change
Merchandise:
Agriculture, forest and consumer products	$578	$498	16%	$1,117	$1,049	6%
Chemicals	494	423	17%	953	943	1%
Metals and construction	402	293	37%	772	660	17%
Automotive	206	93	122%	446	327	36%
Merchandise	1,680	1,307	29%	3,288	2,979	10%
Intermodal	801	569	41%	1,520	1,224	24%
Coal	318	209	52%	630	507	24%

Total	$2,799	$2,085	34%	$5,438	$4,710	15%

Units
Merchandise:
Agriculture, forest and consumer products	187.7	165.8	13%	366.0	347.3	5%
Chemicals	133.7	112.1	19%	260.7	254.4	2%
Metals and construction	176.3	136.1	30%	331.3	291.0	14%
Automotive	82.3	37.1	122%	176.0	127.5	38%
Merchandise	580.0	451.1	29%	1,134.0	1,020.2	11%
Intermodal	1,062.6	884.4	20%	2,079.0	1,839.5	13%
Coal	173.2	111.6	55%	339.7	275.1	23%

Total	1,815.8	1,447.1	25%	3,552.7	3,134.8	13%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,076	$3,004	2%	$3,051	$3,021	1%
Chemicals	3,691	3,771	(2%)	3,654	3,705	(1%)
Metals and construction	2,285	2,154	6%	2,332	2,269	3%
Automotive	2,507	2,499	—%	2,534	2,566	(1%)
Merchandise	2,896	2,897	—%	2,899	2,920	(1%)
Intermodal	754	644	17%	731	665	10%
Coal	1,837	1,864	(1%)	1,854	1,841	1%
Total	1,542	1,440	7%	1,531	1,502	2%

Railway operating revenues increased $714 million in the second quarter and $728 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Increase (Decrease)			Increase (Decrease)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$374	$115	$115	$332	$159	$119
Fuel surcharge revenue	19	58	2	(6)	52	(1)
Rate, mix and other	(20)	59	(8)	(17)	85	5

Total	$373	$232	$109	$309	$296	$123

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $148 million and $69 million in the second quarters of 2021 and 2020, respectively, and $245 million and $200 million for the first six months of 2021 and 2020, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices and increased volumes.

Merchandise

Merchandise revenues increased in both periods due to increased volume. Overall, volumes increased in all merchandise commodity groups and across almost all markets within those commodity groups reflecting economic recovery following the onset of the COVID-19 pandemic.

Agriculture, forest and consumer products volume increased in both periods across almost all markets as the economy has greatly improved since the early months of the pandemic. The markets with the largest gains in both periods were ethanol, pulpboard, corn, lumber, and food industry products. Soybean volume increased for the first six months due to additional export opportunities.

Chemicals volume increased in both periods due to economic and production recovery since the beginning of the pandemic, which was partially offset by ongoing challenges in the energy market. The markets seeing the largest gains were industrial chemicals, plastics, and solid waste.

Metals and construction volume rose in both periods across almost all markets due to the economic improvement since the beginning of the pandemic. The markets with the largest gains in both periods were those that serve the metal production industry, including coil, scrap metal, iron and steel.

Automotive volumes were higher in both periods due primarily to the pandemic-induced production shutdown in the second quarter of the prior year. In addition, volume was higher due to increased retail demand, partially offset by the negative impact on production due to the global microchip shortage.

Merchandise revenues for the remainder of the year are expected to be higher due to increased volumes and higher average revenue per unit due to increased fuel surcharge revenue and pricing gains.

Intermodal

Intermodal revenues increased in both periods, the result of volume growth and higher average revenue per unit driven by higher accessorial charges, increased fuel surcharge revenue and pricing gains.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Domestic	661.9	566.6	17%	1,300.9	1,164.9	12%
International	400.7	317.8	26%	778.1	674.6	15%

Total	1,062.6	884.4	20%	2,079.0	1,839.5	13%

Domestic volume grew in both periods due to strong consumer demand and tightened truck capacity. International volume rose in both periods, the result of continued strong import demand.

Intermodal revenues for the remainder of the year are expected to rise, driven by higher average revenue per unit, due to higher fuel surcharge revenue and pricing gains, and volume growth.

Coal

Coal revenues increased in both periods due to increased volume.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Utility	8,563	5,700	50%	17,109	14,598	17%
Export	6,580	3,669	79%	13,273	9,738	36%
Domestic metallurgical	3,325	2,338	42%	5,812	4,614	26%
Industrial	871	747	17%	1,770	1,728	2%

Total	19,339	12,454	55%	37,964	30,678	24%

Coal tonnage rose in both periods driven by increased export and domestic metallurgical volumes due to improved global economic conditions. Utility tonnage increased in both periods due to higher natural gas prices, reduced stockpiles, and improved industrial electricity demand.

Coal revenues for the remainder of the year are expected to rise, primarily a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Compensation and benefits	$624	$586	6%	$1,235	$1,208	2%
Purchased services and rents	429	372	15%	822	775	6%
Fuel	188	84	124%	365	273	34%
Depreciation	294	282	4%	586	574	2%
Materials and other	97	151	(36%)	248	317	(22%)
Loss on asset disposal	—	—	—%	—	385	(100%)

Total	$1,632	$1,475	11%	$3,256	$3,532	(8%)

Compensation and benefits expense increased in both periods as follows:

•incentive and stock-based compensation (up $39 million for the quarter and $61 million for the first six months),
•overtime and recrews (up $19 million for the quarter and $26 million for the first six months),
•increased pay rates (up $11 million for the quarter and $21 million for the first six months),
•health and welfare benefits for craft employees (down $6 million for the quarter and $15 million for the first six months),
•employee activity levels (down $30 million for the quarter and $81 million for the first six months), and
•other (up $5 million for the quarter and $15 million for the first six months).

Average rail headcount for the quarter was down by over 1,500 compared with the second quarter of 2020.

Purchased services and rents increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Purchased services	$352	$302	17%	$670	$623	8%
Equipment rents	77	70	10%	152	152	—%

Total	$429	$372	15%	$822	$775	6%

The increase in purchased services in both periods was due to higher volume-related intermodal, operational, and transportation costs, as well as increased technology-related expenses. Equipment rents increased in the second quarter due to greater volume-related time and mileage expense, partially offset by higher equity in TTX earnings.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices (up 89% in the second quarter and 25% in the first six months) and increased consumption (up 21% in the second quarter and 7% in the first six months).

Materials and other expenses decreased in the both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2021	2020	% change	2021	2020	% change

Materials	$61	$62	(2%)	$122	$134	(9%)
Claims	43	40	8%	81	82	(1%)
Other	(7)	49	(114%)	45	101	(55%)

Total	$97	$151	(36%)	$248	$317	(22%)

Materials expense decreased in both periods due to lower maintenance costs as a result of fewer locomotives and freight cars in service. Claims expense increased in the second quarter due to higher costs resulting from derailments. Claims expense decreased in the first six months as a result of lower costs associated with personal injuries, partially offset by increased costs related to derailments and environmental remediation matters. Other expense decreased in both periods due to higher gains from sales of operating property. Gains from operating property sales totaled $67 million and $2 million for the second quarters of 2021 and 2020, respectively, and $71 million and $13 million in the first six months of 2021 and 2020, respectively.

Other income – net

Other income – net decreased $14 million in the second quarter and $29 million for the first six months. Both periods experienced lower returns on corporate-owned life insurance investments partially offset by the absence of expenses associated with the debt exchange transaction in the prior year.

Income taxes

The second-quarter effective tax rate was 21.3% compared with 22.1% in the same period last year. The current year includes a $23 million reduction in deferred taxes associated with a state tax law change enacted in the second quarter of 2021. Both periods reflect tax benefits on stock-based compensation, while tax benefits from returns on corporate-owned life insurance were lower in 2021.

The effective tax rates were 21.8% and 17.7% for the first six months of 2021 and 2020, respectively. The first six months of 2020 includes a $19 million reduction of taxes from the resolution of our 2012 amended federal return. The effective rate for 2021 also reflects lower tax benefits on stock-based compensation and returns on corporate-owned life insurance.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.1 billion for the first six months of 2021, compared with $1.8 billion for the same period of 2020, primarily due to improved operating results. We had working capital of $216 million and $158 million at June 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents totaled $1.7 billion at June 30, 2021.

Cash used in investing activities was $529 million for the first six months of 2021, compared with $540 million for the same period last year. The decrease was primarily driven by lower property additions and reduced corporate-owned life insurance policy loan repayments, partially offset by lower proceeds from property sales.

Cash used in financing activities was $1.0 billion for the first six months of 2021, compared with $655 million in the same period last year, reflecting higher repurchases of Common Stock, partially offset by higher proceeds from borrowing and lower debt repayments. We repurchased $1.5 billion of Common Stock in the first six months of 2021 compared to $669 million in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our debt-to-total capitalization ratio was 48.9% at June 30, 2021, and 46.2% at December 31, 2020.

In May 2021, we issued $500 million of 2.30% senior notes due 2031 and $600 million of 4.10% senior notes due 2121. The proceeds of the 2.30% senior notes due 2031 will be allocated to existing or future investments in projects that provide environmental benefits. The proceeds of the notes due 2121 will be used for general corporate purposes.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2021, and December 31, 2020.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at June 30, 2021 or December 31, 2020. In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow against these policies up to $720 million and $750 million at June 30, 2021 and December 31, 2020, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce or defer expenditures on property additions and decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations contained in our Form 10-K for the year ended December 31, 2020, with the exception of additional senior notes (see Note 8).

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

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019, with both management and the unions serving their formal proposals for changes to the collective bargaining agreements and negotiations are ongoing.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2021.  Based on such evaluation, our officers have concluded that, at June 30, 2021, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2021, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(a) Total Number of Shares (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

April 1-30, 2021	744,795	$274.95	744,521	17,619,847
May 1-31, 2021	1,186,333	283.64	1,186,121	16,433,726
June 1-30, 2021	1,455,862	270.41	1,455,862	14,977,864

Total	3,386,990		3,386,504

(1)Of this amount, 486 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of June 30, 2021, 15.0 million shares remain authorized for repurchase.

Item 6. Exhibits

1.1
Underwriting Agreement, dated May 3, 2021, among the Registrant and BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, is incorporated by reference to Exhibit 1.1 on Norfolk Southern Corporation’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2021.

4.1
Indenture, dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as trustee is incorporated by reference to Exhibit 4.1 on Norfolk Southern Corporation’s Form 8-K filed with the Securities and Exchange Commission on February 28, 2018.

4.2
Sixth Supplemental Indenture, dated as of May 12, 2021, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 on Norfolk Southern Corporation’s Form 8-K filed on May 12, 2021.

10.1	Amended and Restated Transfer and Administration Agreement dated as of May 28, 2021 is incorporated by reference to Exhibit 10.1 on Norfolk Southern Corporation’s Form 8-K filed on May 28, 2021.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2021 and 2020; (iii) the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (iv) the Consolidated Statements of Cash Flows for the first six months of 2021 and 2020; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 28, 2021	/s/ Clyde H. Allison, Jr.
Clyde H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 28, 2021	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)