Form 10-Q
period 2021-09-30
NORFOLK SOUTHERN CORP
filed 2021-10-27
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission File Number: 1-8339

NORFOLK SOUTHERN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	52-1188014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 West Peachtree Street NW		30308-1925
Atlanta,	Georgia
(Address of principal executive offices)		(Zip Code)
(855)		667-3655
(Registrant’s telephone number, including area code)

Three Commercial Place,	Norfolk,	Virginia	23510-2191
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Norfolk Southern Corporation Common Stock (Par Value $1.00)	NSC	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock ($1.00 par value per share)	243,344,509	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions, except per share amounts)

Railway operating revenues	$2,852	$2,506	$8,290	$7,216

Railway operating expenses
Compensation and benefits	609	578	1,844	1,786
Purchased services and rents	432	486	1,254	1,261
Fuel	208	126	573	399
Depreciation	297	293	883	867
Materials and other	170	183	418	500
Loss on asset disposal	—	—	—	385

Total railway operating expenses	1,716	1,666	4,972	5,198

Income from railway operations	1,136	840	3,318	2,018

Other income – net	14	39	56	110
Interest expense on debt	164	155	481	465

Income before income taxes	986	724	2,893	1,663

Income taxes	233	155	648	321

Net income	$753	$569	$2,245	$1,342

Earnings per share
Basic	$3.07	$2.23	$9.03	$5.24
Diluted	3.06	2.22	8.99	5.21

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions)

Net income	$753	$569	$2,245	$1,342
Other comprehensive income, before tax:
Pension and other postretirement benefits	10	7	31	20
Other comprehensive income of equity investees	—	—	—	6

Other comprehensive income, before tax	10	7	31	26
Income tax expense related to items of other
comprehensive income	(3)	(3)	(8)	(6)

Other comprehensive income, net of tax	7	4	23	20

Total comprehensive income	$760	$573	$2,268	$1,362

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,465	$1,115
Accounts receivable – net	945	848
Materials and supplies	235	221
Other current assets	77	134
Total current assets	2,722	2,318

Investments	3,684	3,590
Properties less accumulated depreciation of $11,867
and $11,985, respectively	31,429	31,345
Other assets	769	709

Total assets	$38,604	$37,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,196	$1,016
Income and other taxes	272	263
Other current liabilities	384	302
Current maturities of long-term debt	558	579
Total current liabilities	2,410	2,160

Long-term debt	13,274	12,102
Other liabilities	1,944	1,987
Deferred income taxes	7,089	6,922

Total liabilities	24,717	23,171

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 243,344,509 and 252,095,082 shares,
respectively, net of treasury shares	244	254
Additional paid-in capital	2,224	2,248
Accumulated other comprehensive loss	(571)	(594)
Retained income	11,990	12,883

Total stockholders’ equity	13,887	14,791

Total liabilities and stockholders’ equity	$38,604	$37,962

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2021	2020
	($ in millions)
Cash flows from operating activities
Net income	$2,245	$1,342
Reconciliation of net income to net cash provided by operating activities:
Depreciation	883	867
Deferred income taxes	158	78
Gains and losses on properties	(80)	(14)
Loss on asset disposal	—	385
Impairment of investment	—	99
Changes in assets and liabilities affecting operations:
Accounts receivable	(102)	36
Materials and supplies	(14)	(3)
Other current assets	57	55
Current liabilities other than debt	294	104
Other – net	(128)	(182)

Net cash provided by operating activities	3,313	2,767

Cash flows from investing activities
Property additions	(1,025)	(1,053)
Property sales and other transactions	135	291
Investment purchases	(5)	(6)
Investment sales and other transactions	48	(50)

Net cash used in investing activities	(847)	(818)

Cash flows from financing activities
Dividends	(764)	(722)
Common stock transactions	8	53
Purchase and retirement of common stock	(2,460)	(960)
Proceeds from borrowings	1,676	784
Debt repayments	(576)	(325)

Net cash used in financing activities	(2,116)	(1,170)

Net increase in cash and cash equivalents	350	779

Cash and cash equivalents
At beginning of year	1,115	580

At end of period	$1,465	$1,359

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$391	$395
Income taxes (net of refunds)	468	118

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2020	$254	$2,248	$(594)	$12,883	$14,791

Comprehensive income:
Net income				673	673
Other comprehensive income			8		8
Total comprehensive income					681
Dividends on common stock,
$0.99 per share				(249)	(249)
Share repurchases	(3)	(19)		(569)	(591)
Stock-based compensation		12		(1)	11

Balance at March 31, 2021	251	2,241	(586)	12,737	14,643

Comprehensive income:
Net income				819	819
Other comprehensive income			8		8
Total comprehensive income					827
Dividends on common stock,
$0.99 per share				(247)	(247)
Share repurchases	(3)	(28)		(903)	(934)
Stock-based compensation		27		1	28

Balance at June 30, 2021	248	2,240	(578)	12,407	14,317

Comprehensive income:
Net income				753	753
Other comprehensive income			7		7
Total comprehensive income					760
Dividends on common stock,
$1.09 per share				(268)	(268)
Share repurchases	(4)	(31)		(900)	(935)
Stock-based compensation		15		(2)	13

Balance at September 30, 2021	$244	$2,224	$(571)	$11,990	$13,887

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2021, and December 31, 2020, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2021 and 2020, and our cash flows for the first nine months of 2021 and 2020 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$564	$521	$1,681	$1,570
Chemicals	504	428	1,457	1,371
Metals and construction	424	337	1,196	997
Automotive	218	270	664	597
Merchandise	1,710	1,556	4,998	4,535
Intermodal	812	700	2,332	1,924
Coal	330	250	960	757

Total	$2,852	$2,506	$8,290	$7,216

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2021 and December 31, 2020.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent a percentage of total “Railway operating revenues” on the Consolidated Statements of Income as follows: 7% for the third quarter of 2021, 6% for the first nine months of 2021, and 5% for both the third quarter and first nine months of 2020.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2021	December 31, 2020
	($ in millions)

Customer	$740	$629
Non-customer	205	219

Accounts receivable – net	$945	$848

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both September 30, 2021 and December 31, 2020. We do not have any material contract assets or liabilities at September 30, 2021 and December 31, 2020.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions)

Stock-based compensation expense	$14	$13	$46	$25
Total tax benefit	3	10	28	39

During 2021, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	—	$—	42,770	$62.49
RSUs	2,490	258.14	179,345	239.01
PSUs	—	—	50,060	240.69

Stock Options

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions)

Options exercised	22,502	313,358	363,982	998,996
Cash received upon exercise	$2	$27	$33	$82
Related tax benefit realized	1	8	13	24

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	($ in millions)

RSUs vested	1,100	1,635	260,227	203,934
Common Stock issued net of tax withholding	761	1,630	184,272	145,342
Related tax benefit realized	$—	$—	$7	$4

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2021 or 2020.

	First Nine Months
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

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2021	2020	2021	2020
	($ in millions, except per share amounts, shares in millions)

Net income	$753	$569	$753	$569
Dividend equivalent payments	(1)	(2)	—	(1)

Income available to common stockholders	$752	$567	$753	$568

Weighted-average shares outstanding	245.3	254.6	245.3	254.6
Dilutive effect of outstanding options and share-settled awards			1.1	1.5
Adjusted weighted-average shares outstanding			246.4	256.1

Earnings per share	$3.07	$2.23	$3.06	$2.22

	Basic		Diluted
	First Nine Months
	2021	2020	2021	2020
	($ in millions, except per share amounts, shares in millions)

Net income	$2,245	$1,342	$2,245	$1,342
Dividend equivalent payments	(2)	(3)	—	(2)

Income available to common stockholders	$2,243	$1,339	$2,245	$1,340

Weighted-average shares outstanding	248.5	255.7	248.5	255.7
Dilutive effect of outstanding options and share-settled awards			1.2	1.5
Adjusted weighted-average shares outstanding			249.7	257.2

Earnings per share	$9.03	$5.24	$8.99	$5.21

During the third quarters and first nine months of 2021 and 2020, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no options excluded from the dilution calculations due to exercise prices exceeding the average market price of Common Stock for the third quarters and first nine months ended September 30, 2021 and 2020.

5. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2021
Pensions and other postretirement liabilities	$(526)	$—	$23	$(503)
Other comprehensive loss of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$23	$(571)

Nine months ended September 30, 2020
Pensions and other postretirement liabilities	$(421)	$—	$14	$(407)
Other comprehensive income (loss) of equity investees	(70)	6	—	(64)

Accumulated other comprehensive loss	$(491)	$6	$14	$(471)

6.  Stock Repurchase Program

We repurchased and retired 9.4 million and 5.3 million shares of Common Stock under our stock repurchase program during the first nine months of 2021 and 2020, respectively, at a cost of $2.5 billion and $960 million, respectively.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.5 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $37 million and $32 million for the third quarters of 2021 and 2020, respectively, and $108 million and $97 million for the first nine months of 2021 and 2020, respectively. Our equity in Conrail’s earnings, net of amortization, was $14 million and $17 million for the third quarters of 2021 and 2020, respectively, and $42 million and $39 million for the first nine months of 2021 and 2020, respectively. These amounts offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2021, and December 31, 2020 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $59 million and $67 million for the third quarters of 2021 and 2020, respectively, and $183 million and $185 million for the first nine months of 2021 and 2020, respectively. Our equity in TTX’s earnings offsets these costs and totaled $12 million and $21 million for the third quarters of 2021 and 2020, respectively, and $43 million and $35 million for the first nine months of 2021 and 2020, respectively.

Impairment of Investment

During 2020, we recorded an other-than-temporary impairment of $99 million related to the carrying value of an equity method investment. This non-cash impairment charge is recorded in “Purchased services and rents” on the Consolidated Statements of Income and had a $74 million impact on net income for the third quarter and first nine months of 2020.

8.  Debt

In August 2021, we issued $600 million of 2.90% senior notes due 2051.

In May 2021, we issued $500 million of 2.30% senior notes due 2031 and $600 million of 4.10% senior notes due 2121.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million and a term that expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2021 and December 31, 2020.

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

Pension and postretirement benefit cost components for the third quarter and first nine months were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Third Quarter
	2021	2020	2021	2020
	($ in millions)

Service cost	$10	$10	$1	$2
Interest cost	14	19	1	3
Expected return on plan assets	(48)	(48)	(3)	(4)
Amortization of net losses	16	13	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(8)	$(6)	$(7)	$(5)

			Other Postretirement
	Pension Benefits		Benefits
	First Nine Months
	2021	2020	2021	2020
	($ in millions)

Service cost	$32	$30	$4	$5
Interest cost	41	56	5	9
Expected return on plan assets	(144)	(143)	(9)	(10)
Amortization of net losses	49	39	1	—
Amortization of prior service benefit	—	—	(19)	(19)

Net benefit	$(22)	$(18)	$(18)	$(15)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(13,832)	$(17,034)	$(12,681)	$(16,664)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $52 million at September 30, 2021 and $54 million at December 31, 2020, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2021, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 97 known locations and projects compared with 100 locations and projects at December 31, 2020. At September 30, 2021, nineteen sites accounted for $40 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

OVERVIEW

We are one of the nation’s premier transportation companies, moving goods and materials that help drive the U.S. economy.  We connect customers to markets and communities to economic opportunity with safe, reliable, and cost-effective shipping solutions. Our Norfolk Southern Railway Company subsidiary operates in 22 states and the District of Columbia. We are a major transporter of industrial products, including agriculture, forest and consumer products, chemicals, and metals and construction materials. In addition, in the East we serve every major container port and operate the most extensive intermodal network. We are also a principal carrier of coal, automobiles, and automotive parts.

We continued to produce year-over-year improvement in profitability in the third quarter of 2021. Revenue growth well exceeded increased operating expenses and drove significant improvement in net income and diluted earnings per share. Comparisons to the prior year were aided in part by the absence of last year’s $99 million impairment charge related to an equity method investment.

The COVID-19 pandemic continues to impact the U.S. and global economies and has resulted in ongoing supply chain challenges. We are monitoring and reacting to the evolving nature of the pandemic and its impacts on our business. Our compliance with the federal contractor vaccine mandate, which requires employees to be fully vaccinated against COVID-19 by December 8, 2021, unless legally entitled to an accommodation, could lead to employee absences, resignations, labor disputes or work stoppages. Significant employee availability issues could have a material impact on our operations, resulting in a material adverse impact on our financial results, financial position and liquidity. We remain committed to protecting our employees, operating safely, and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change
	($ in millions, except per share amounts)

Income from railway operations	$1,136	$840	35%	$3,318	$2,018	64%
Net income	$753	$569	32%	$2,245	$1,342	67%
Diluted earnings per share	$3.06	$2.22	38%	$8.99	$5.21	73%
Railway operating ratio (percent)	60.2	66.5	(9%)	60.0	72.0	(17%)

Income from railway operations increased in both periods, primarily a result of higher railway operating revenues. Overall volumes remained flat for the third quarter but were up 8% for the first nine months. In both periods, railway operating expenses included increases due to higher fuel and compensation and benefits costs. These increases were partially offset by higher gains on the sale of operating properties.

Our third-quarter 2020 results included a $99 million impairment charge related to an equity method investment. Additionally, the comparison of our current-year results for the first nine months was impacted by a $385 million loss on asset disposal in 2020 related to locomotives sold or designated as held-for-sale. For more information on the impact of these charges, see Notes 7 and 3, respectively.

The following tables adjust our 2020 GAAP financial results for the third quarter and first nine months to exclude the effects of these charges. The income tax effects of these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charges. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for the Third Quarter of 2020
	Reported	Investment Impairment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$1,666	$(99)	$1,567
Income from railway operations	$840	$99	$939
Income before income taxes	$724	$99	$823
Income taxes	$155	$25	$180
Net income	$569	$74	$643
Diluted earnings per share	$2.22	$0.29	$2.51
Railway operating ratio (percent)	66.5	(4.0)	62.5

In the table below, references to the third quarter of 2020 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	Third Quarter
	2021	Adjusted 2020 (non-GAAP)	2021 vs. Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$1,716	$1,567	10%
Income from railway operations	$1,136	$939	21%
Income before income taxes	$986	$823	20%
Income taxes	$233	$180	29%
Net income	$753	$643	17%
Diluted earnings per share	$3.06	$2.51	22%
Railway operating ratio (percent)	60.2	62.5	(4%)

	Non-GAAP Reconciliation for First Nine Months of 2020
	Reported	Loss on Asset Disposal	Investment Impairment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$5,198	$(385)	$(99)	$4,714
Income from railway operations	$2,018	$385	$99	$2,502
Income before income taxes	$1,663	$385	$99	$2,147
Income taxes	$321	$97	$25	$443
Net income	$1,342	$288	$74	$1,704
Diluted earnings per share	$5.21	$1.12	$0.29	$6.62
Railway operating ratio (percent)	72.0	(5.3)	(1.4)	65.3

In the table below, references and comparisons to the 2020 results for the first nine months use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Nine Months
	2021	Adjusted 2020 (non-GAAP)	2021 vs. Adjusted 2020 (non-GAAP)
	($ in millions, except per share amounts)		% change

Railway operating expenses	$4,972	$4,714	5%
Income from railway operations	$3,318	$2,502	33%
Income before income taxes	$2,893	$2,147	35%
Income taxes	$648	$443	46%
Net income	$2,245	$1,704	32%
Diluted earnings per share	$8.99	$6.62	36%
Railway operating ratio (percent)	60.0	65.3	(8%)

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2021	2020	% change	2021	2020	% change
Merchandise:
Agriculture, forest and consumer products	$564	$521	8%	$1,681	$1,570	7%
Chemicals	504	428	18%	1,457	1,371	6%
Metals and construction	424	337	26%	1,196	997	20%
Automotive	218	270	(19%)	664	597	11%
Merchandise	1,710	1,556	10%	4,998	4,535	10%
Intermodal	812	700	16%	2,332	1,924	21%
Coal	330	250	32%	960	757	27%

Total	$2,852	$2,506	14%	$8,290	$7,216	15%

Units
Merchandise:
Agriculture, forest and consumer products	181.3	176.4	3%	547.3	523.7	5%
Chemicals	138.3	111.9	24%	399.0	366.3	9%
Metals and construction	179.2	157.2	14%	510.5	448.2	14%
Automotive	81.5	105.7	(23%)	257.5	233.2	10%
Merchandise	580.3	551.2	5%	1,714.3	1,571.4	9%
Intermodal	1,021.0	1,068.8	(4%)	3,100.0	2,908.3	7%
Coal	160.5	147.7	9%	500.2	422.8	18%

Total	1,761.8	1,767.7	—%	5,314.5	4,902.5	8%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,113	$2,953	5%	$3,072	$2,998	2%
Chemicals	3,647	3,827	(5%)	3,651	3,742	(2%)
Metals and construction	2,360	2,145	10%	2,342	2,226	5%
Automotive	2,679	2,548	5%	2,579	2,558	1%
Merchandise	2,946	2,822	4%	2,915	2,886	1%
Intermodal	796	655	22%	752	662	14%
Coal	2,057	1,698	21%	1,919	1,791	7%
Total	1,619	1,418	14%	1,560	1,472	6%

Railway operating revenues increased $346 million in the third quarter and $1.1 billion for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$82	$(31)	$22	$412	$127	$139
Fuel surcharge revenue	43	54	2	37	106	1
Rate, mix and other	29	89	56	14	175	63

Total	$154	$112	$80	$463	$408	$203

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $174 million and $75 million in the third quarters of 2021 and 2020, respectively, and $419 million and $275 million for the first nine months of 2021 and 2020, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices and, for the first nine months, increased volumes.

Merchandise

Merchandise revenues increased in the third quarter and first nine months due to increased volume and higher average revenue per unit driven by higher fuel surcharge revenue and increased pricing. With the exception of Automotive in the third quarter, volumes increased in all merchandise commodity groups, reflecting continued economic recovery following the onset of the COVID-19 pandemic.

Agriculture, forest and consumer products volume increased in both periods across almost all markets as the economy has improved since the early months of the pandemic in 2020. The markets with the largest gains in both periods were ethanol, pulpboard, and woodchips, which more than offset declines in soybeans and pulp. The first nine months also included gains in corn, lumber, and food industry products.

Chemicals volume rose in both periods due to economic and production recovery since the beginning of the pandemic, despite ongoing challenges in the energy market. The markets with the largest gains were solid waste, industrial chemicals, and sand. Additionally, crude oil volumes increased in the third quarter.

Metals and construction volume increased in both periods across almost all markets due to economic improvement since the beginning of the pandemic. The markets serving the metal production industry, including coil, iron and steel, and scrap metal, experienced the largest gains.

Automotive volumes declined in the third quarter due to plant shutdowns as a result of the global microchip shortage. Automotive volumes were higher in the first nine months due primarily to prior-year pandemic-induced production shutdowns and increased retail demand.

Merchandise revenues for the remainder of the year are expected to be higher due to increased average revenue per unit, due to higher fuel surcharge revenue and pricing gains, and volume growth.

Intermodal

Intermodal revenues increased in both periods, the result of higher average revenue per unit driven by increased storage service charges, higher fuel surcharge revenue and pricing gains. In addition, for the first nine months, volume growth contributed to the overall increase in revenues.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change

Domestic	656.6	699.9	(6%)	1,957.5	1,864.8	5%
International	364.4	368.9	(1%)	1,142.5	1,043.5	9%

Total	1,021.0	1,068.8	(4%)	3,100.0	2,908.3	7%

Domestic volume declined in the third quarter due to limited chassis availability, labor and capacity constraints, and overall supply chain congestion, which more than offset strong consumer demand. Domestic volumes grew in the first nine months due to strong consumer demand which was partially offset by chassis availability issues and overall supply chain congestion. International volume declined in the third quarter as supply chain constraints with warehousing, drayage, terminals, ports, labor, and rail equipment more than offset strong consumer demand. International volume rose in the first nine months, the result of continued strong import demand partially offset by various supply chain constraints.

Intermodal revenues for the remainder of the year are expected to rise, driven by increased average revenue per unit due to higher storage service charges, increased fuel surcharge revenue, and pricing gains that should more than offset volume declines.

Coal

Coal revenues increased in both periods. The increases are due to increased volumes and higher average revenue per unit driven by pricing gains and positive mix.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change

Utility	8,234	9,867	(17%)	25,343	24,465	4%
Export	5,650	3,585	58%	18,923	13,323	42%
Domestic metallurgical	3,074	2,379	29%	8,886	6,993	27%
Industrial	940	864	9%	2,710	2,592	5%

Total	17,898	16,695	7%	55,862	47,373	18%

Coal tonnage rose in both periods driven by increased export and domestic metallurgical volumes. Export volumes increased due to improved global economic conditions, higher seaborne pricing, and strong global demand. Domestic metallurgical volumes were higher resulting from strong recovery in the steel market. Utility tonnage decreased in the third quarter due primarily to coal supply challenges and mine outages. For the first nine months, utility volumes increased due to higher natural gas prices, reduced stockpiles, and improved industrial electricity demand.

Coal revenues for the remainder of the year are expected to rise, primarily a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change

Compensation and benefits	$609	$578	5%	$1,844	$1,786	3%
Purchased services and rents	432	486	(11%)	1,254	1,261	(1%)
Fuel	208	126	65%	573	399	44%
Depreciation	297	293	1%	883	867	2%
Materials and other	170	183	(7%)	418	500	(16%)
Loss on asset disposal	—	—	—%	—	385	(100%)

Total	$1,716	$1,666	3%	$4,972	$5,198	(4%)

Compensation and benefits expense increased in both periods as follows:

•incentive and stock-based compensation (up $43 million for the quarter and $104 million for the first nine months),
•overtime and recrews (up $10 million for the quarter and $36 million for the first nine months),
•increased pay rates (up $10 million for the quarter and $31 million for the first nine months),
•health and welfare benefits for craft employees (down $2 million for the quarter and $17 million for the first nine months),
•employee activity levels (down $40 million for the quarter and $121 million for the first nine months), and
•other (up $10 million for the quarter and $25 million for the first nine months).

Average rail headcount for the quarter was down by over 1,400 compared with the third quarter of 2020.

Purchased services and rents decreased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change

Purchased services	$355	$419	(15%)	$1,025	$1,042	(2%)
Equipment rents	77	67	15%	229	219	5%

Total	$432	$486	(11%)	$1,254	$1,261	(1%)

Purchased services decreased in both periods due to a $99 million impairment in the prior year related to an equity method investment. This was partially offset in both periods by higher technology, Conrail-related, and drayage costs. The first nine months also includes higher volume-related intermodal expenses. Equipment rents increased in the third quarter primarily due to greater volume-related general use time and mileage expense. For the first nine months, equipment rents were higher as an increase in volume-related general use time and mileage expense was partially offset by higher equity in TTX earnings and lower intermodal costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices (up 58% in the third quarter and 35% in the first nine months) and increased consumption (up 5% in the third quarter and 6% in the first nine months).

Materials and other expenses decreased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2021	2020	% change	2021	2020	% change

Materials	$71	$72	(1%)	$193	$206	(6%)
Claims	56	59	(5%)	137	141	(3%)
Other	43	52	(17%)	88	153	(42%)

Total	$170	$183	(7%)	$418	$500	(16%)

Materials expense decreased for the first nine months due to lower maintenance costs as a result of fewer locomotives in service. Claims expense declined in the third quarter as a result of lower costs associated with personal injuries. For the first nine months, lower costs associated with personal injuries were partially offset by increased costs related to derailments. Other expense decreased in both periods due to higher gains from sales of operating property. Gains from operating property sales totaled $5 million and $2 million for the third quarters of 2021 and 2020, respectively, and $76 million and $15 million in the first nine months of 2021 and 2020, respectively. In addition, third-quarter other expense decreased due to lower property taxes.

Other income – net

Other income – net decreased $25 million in the third quarter and $54 million for the first nine months due to lower net returns on corporate-owned life insurance.

Income taxes

The third-quarter effective tax rate was 23.6% compared with 21.4% in the same period last year due to lower tax benefits associated with stock-based compensation and corporate-owned life insurance.

The effective tax rates were 22.4% and 19.3% for the first nine months of 2021 and 2020, respectively. The first nine months of 2020 includes a $19 million reduction of taxes from the resolution of our 2012 amended federal return, while the current year includes a $23 million reduction in deferred taxes associated with a state tax law change. The effective rate for 2021 also reflects lower tax benefits on stock-based compensation and returns on corporate-owned life insurance.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $3.3 billion for the first nine months of 2021, compared with $2.8 billion for the same period of 2020, primarily due to improved operating results. We had working capital of $312 million and $158 million at September 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents totaled $1.5 billion at September 30, 2021.

Cash used in investing activities was $847 million for the first nine months of 2021, compared with $818 million for the same period last year. The increase was primarily driven by lower proceeds from property sales, partially offset by reduced corporate-owned life insurance policy loan repayments and lower property additions.

Cash used in financing activities was $2.1 billion for the first nine months of 2021, compared with $1.2 billion in the same period last year, reflecting higher repurchases of Common Stock and debt repayments, partially offset by increased proceeds from borrowing. We repurchased $2.5 billion of Common Stock in the first nine months of 2021 compared to $960 million in the same period last year.  The timing and volume of future share repurchases will be guided by our assessment of market conditions, cash flow and other pertinent factors.  Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our debt-to-total capitalization ratio was 49.9% at September 30, 2021, and 46.2% at December 31, 2020.

In August 2021, we issued $600 million of 2.90% senior notes due 2051.

In May 2021, we issued $500 million of 2.30% senior notes due 2031 and $600 million of 4.10% senior notes due 2121. The net proceeds of the 2.30% senior notes due 2031 will be allocated to existing or future investments in projects that provide environmental benefits. The net proceeds of the notes due 2121 will be used for general corporate purposes.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2021, and December 31, 2020.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at September 30, 2021 or December 31, 2020. In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow against these policies up to $720 million and $750 million at September 30, 2021 and December 31, 2020, respectively.

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

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019, with both management and the unions serving their formal proposals for changes to the collective bargaining agreements, and negotiations are ongoing.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2021.  Based on such evaluation, our officers have concluded that, at September 30, 2021, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2021, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(a) Total Number of Shares (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

July 1-31, 2021	1,083,372	$262.34	1,081,820	13,896,044
August 1-31, 2021	1,267,526	260.88	1,267,526	12,628,518
September 1-30, 2021	1,300,073	246.32	1,300,073	11,328,445

Total	3,650,971		3,649,419

(1)Of this amount, 1,552 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved Long-Term Incentive Plan.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of September 30, 2021, 11.3 million shares remain authorized for repurchase.

Item 6. Exhibits

1.1
Underwriting Agreement, dated August 16, 2021, among the Registrant and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and U.S. Bancorp Investments, Inc., is incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on August 18, 2021.

4.1
Seventh Supplemental Indenture, dated as of August 25, 2021, between the Registrant and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 25, 2021.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2021 and 2020; (iii) the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2021 and 2020; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2021 and 2020; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 27, 2021	/s/ Clyde H. Allison, Jr.
Clyde H. Allison, Jr. Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 27, 2021	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)