Form 10-K
period 2021-12-31
NORFOLK SOUTHERN CORP
filed 2022-02-04
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended DECEMBER 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2021 was $65,486,012,788 (based on the closing price as quoted on the New York Stock Exchange on June 30, 2021).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2022: 239,777,444 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated herein by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

K2

PART I

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 1. Business and Item 2. Properties

GENERAL – Norfolk Southern Corporation (Norfolk Southern) is an Atlanta, Georgia-based company that owns a major freight railroad, Norfolk Southern Railway Company (NSR).  We were incorporated on July 23, 1980, under the laws of the Commonwealth of Virginia.  Our common stock (Common Stock) is listed on the New York Stock Exchange (NYSE) under the symbol “NSC.”

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
•Norfolk Southern Corporation Bylaws

K3

RAILROAD OPERATIONS – At December 31, 2021, we operated approximately 19,300 route miles in 22 states and the District of Columbia.

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
•Cleveland to Kansas City
•Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati and Chattanooga, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2021
	Route Miles	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,522	2,677	1,985	8,202	27,386
Operated under lease, contract or trackage
rights	4,797	1,889	405	839	7,930

Total	19,319	4,566	2,390	9,041	35,316

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Maryland Department of Transportation, and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our operations for the past five years:

	Years ended December 31,
	2021	2020	2019	2018	2017

Revenue ton miles (billions)	178	164	194	207	201
Revenue per thousand revenue ton miles	$62.56	$59.67	$58.21	$55.25	$52.38
Revenue ton miles (thousands) per railroad employee	9,694	8,191	7,939	7,822	7,474
Ratio of railway operating expenses to railway
operating revenues (railway operating ratio)	60.1%	69.3%	64.7%	65.4%	66.6%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $11.1 billion in 2021.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In 2021, we handled 2.3 million merchandise carloads, which accounted for 60% of our total railway operating revenues.

K5

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers and asset owning companies. In 2021, we handled 4.1 million intermodal units, which accounted for 28% of our total railway operating revenues.

COAL – Coal revenues accounted for 12% of our total railway operating revenues in 2021.  We handled 73 million tons, or 0.7 million carloads, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways. Our coal franchise supports the electric generation market, serving approximately 50 coal-fired power plants, as well as the export, domestic metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, Lamberts Point in Norfolk, Virginia, the Port of Baltimore, and Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net properties of approximately $32 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2021	2020	2019	2018	2017
	($ in millions)

Road and other property	$1,041	$1,046	$1,371	$1,276	$1,210
Equipment	429	448	648	675	513

Total	$1,470	$1,494	$2,019	$1,951	$1,723

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – At December 31, 2021, we owned or leased the following units of equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,068	—	3,068	11,940,400
Auxiliary units	138	—	138	—
Switching	4	—	4	4,400

Total locomotives	3,210	—	3,210	11,944,800

Freight cars:				(Tons)
Gondola	17,781	2,643	20,424	2,282,819
Hopper	8,113	—	8,113	925,510
Covered hopper	5,664	—	5,664	629,896
Box	2,684	706	3,390	308,515
Flat	1,428	136	1,564	131,168
Other	1,558	—	1,558	69,649

Total freight cars	37,228	3,485	40,713	4,347,557

Other:
Chassis	33,751	880	34,631
Containers	18,310	—	18,310
Work equipment	5,502	243	5,745
Vehicles	2,833	19	2,852
Miscellaneous	2,245	—	2,245

Total other	62,641	1,142	63,783

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2021:

	2021	2020	2019	2018	2017	2012- 2016	2007- 2011	2006 & Before	Total
Locomotives:
No. of units	—	10	35	15	55	266	259	2,570	3,210
% of fleet	—	—	1%	1%	2%	8%	8%	80%	100%

Freight cars:
No. of units	—	—	200	—	470	5,745	8,041	22,772	37,228
% of fleet	—	—	1%	—	1%	15%	22%	61%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2021 and information regarding 2021 retirements:

	Locomotives	Freight Cars
Average age – in service	26.7 years	25.7 years
Retirements	2 units	2,308 units
Average age – retired	31.5 years	42.2 years

Track Maintenance – Of the 35,300 total miles of track on which we operate, we are responsible for maintaining 28,700 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 84% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard.  Approximately 41% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2021.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2021	2020	2019	2018	2017
Track miles of rail installed	458	418	449	416	466
Miles of track surfaced	4,225	4,785	5,012	4,594	5,368
Crossties installed (millions)	2.0	1.8	2.4	2.2	2.5

Traffic Control – Of the 16,200 route miles we dispatch, 11,300 miles are signalized, including 8,500 miles of centralized traffic control (CTC) and 2,800 miles of automatic block signals.  Of the 8,500 miles of CTC, 7,600 miles are controlled by data radio originating at 355 base station radio sites.

ENVIRONMENTAL MATTERS – Compliance with federal, state, and local laws and regulations relating to the protection of the environment is one of our principal goals.  To date, such compliance has not had a material effect on our financial position, results of operations, liquidity, or competitive position. See Note 17 to the Consolidated Financial Statements.

HUMAN CAPITAL MANAGEMENT

Workforce – We employed an average of 18,500 employees during 2021, and 18,100 employees at the end of 2021. Approximately 80% of our railroad employees – referred to as “craft” employees – are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The remainder of our workforce is composed of management employees.

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

Safety – We are dedicated to providing employees with a safe workplace and the knowledge and tools they need to work safely and return home safely every day. Our commitment to an injury-free workplace is illustrated by our “I am Coming Home” safety message, which is featured prominently in our yards, shops, and facilities and further reinforces the importance of working safely. We measure employee safety performance through internal metrics such as lost-time injuries and serious injuries per 200,000 employee-hours and metrics established by the Federal
K8

Railroad Administration (FRA), such as FRA reportable injuries per 200,000 employee-hours. Given the importance of safety among our workforce and business, in 2020, our Board of Directors established a standing Safety Committee that, among other duties, reviews, monitors, and evaluates our compliance with our safety programs and practices.

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

K9

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts are expected to continue in 2022.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

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

We also operate five facilities that are under U.S. Coast Guard (USCG) Maritime Security Regulations. With respect to these facilities, each facility’s security plan has been approved by the applicable Captain of the Port and remains subject to inspection by the USCG.

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the U.S. Department of Homeland Security (DHS), the Transportation Security Administration, the Federal Bureau of Investigation, the FRA, the USCG, U.S. Customs and Border Protection, the Department of Defense, and various state Homeland Security offices.

In 2021, through the Norfolk Southern Operation Awareness and Response Program as well as participation in the Transportation Community Awareness and Emergency Response Program, we provided rail accident response
K10

training to approximately 3,500 emergency responders, such as local police and fire personnel, utilizing a combination of online training and face-to-face training sessions. In addition, 2021 saw the return of the Safety Train Tour; we conducted an abbreviated Six-Stop Safety Train Tour that provided hands-on training to approximately 700 first responders.

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

REGULATORY AND LEGISLATIVE RISKS

Significant governmental legislation, regulation, and Executive Orders over commercial, tax, operating and environmental matters could affect us, our customers, and the markets we serve. Congress can enact laws that could increase economic regulation of the industry. Similarly, regulations promulgated by agencies and the issuance of Executive Orders can affect us, our customers, and the markets we serve. Railroads presently are subject to commercial regulation by the STB, which has jurisdiction to varying extents over rates, routes, customer access provisions, fuel surcharges, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. Additional economic regulation of the rail industry by Congress or the STB, whether under new or existing laws, could have a significant negative impact on our ability to negotiate prices for rail services, on railway operating revenues, and on the efficiency of our operations. Such additional industry regulation, as well as enactment of any new tax laws, could also negatively impact cash flows from operating activities and, therefore, could result in reduced capital spending on our rail network or abandonment of lines.

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT and the DHS, which regulate most aspects of our operations related to safety and security. The Rail Safety Improvement Act of 2008, the Surface Transportation Extension Act of 2015, and the implementing regulations promulgated by the FRA required us (and each other Class I railroad) to implement an interoperable positive train control system (PTC) on main lines over which five million or more gross tons of annual traffic and certain hazardous materials are transported, and on any main lines over which intercity or commuter rail passenger transportation is regularly provided. We completed our PTC implementation prior to the December 31, 2020 deadline. PTC is designed to prevent train-to-train collisions, speed-related derailments, and certain other accidents caused by human error, but it will not prevent all types of train accidents or incidents. The PTC system will continue to result in additional operating costs and capital expenditures, and may result in increased claims and litigation costs.

Our operations are subject to extensive federal and state environmental laws and regulations concerning, among other things: emissions to the air; discharges to waterways or groundwater supplies; handling, storage, transportation, and disposal of waste and other materials; and, the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability, for acts and omissions, past, present, and future, is inherent in the railroad business. This risk includes property owned by us, whether currently or in the past, that is or has been subject to a variety of uses, including our railroad operations and other industrial activity by past owners or our past and present tenants.

Environmental problems that are latent or undisclosed may exist on these properties, and we could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with
K11

respect to one or more of these properties. Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time.

OPERATIONAL RISKS

Pandemics, epidemics or endemic diseases could further impact us, our customers, our supply chain and our operations. The magnitude and duration of a pandemic, epidemic or endemic disease, and its impact on our customers and general economic conditions will influence the demand for our services and affect our revenues. In addition, such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if governmental orders prevent our employees or critical suppliers (including individuals that have not received mandated vaccinations) from working. Our compliance with vaccine mandates could lead to employee absences, resignations, labor disputes or work stoppages. The COVID-19 pandemic negatively impacted the economy and continues to generate economic uncertainty. Future pandemics, epidemics or endemic diseases may cause similar consequences. To the extent such diseases adversely affects our business and financial results, they may also have the effect of heightening many of the other risks described in the risk factors included herein, or may affect our operating and financial results in a manner that is not presently known to us.

A significant cybersecurity incident or other disruption to our technology infrastructure could disrupt our business operations. We rely on information technology, and improvements in that technology, in all aspects of our business. If we experience significant disruption or failure of one or more of information technology systems operated by us or under control of third parties, including computer hardware, software, and communications equipment, we could experience a service interruption or other operational difficulties. Although we maintain comprehensive security programs designed to protect our information technology systems, we are continually targeted by threat actors attempting to access our networks. While we have experienced cybersecurity events that have had minimal impact, future events may result in more significant impacts to business operations. These potentially impactful events could include unauthorized access to our systems, viruses, ransomware, and/or compromise, acquisition, or destruction of our data. We also could be impacted by cybersecurity events targeting third parties that we rely on for business operations, including third party vendors that have access to our systems or data and third parties in our supply chain. Such a direct or indirect cybersecurity incident could interrupt our service, cause safety failures or operational difficulties, decrease revenues, increase operating costs, impact our efficiency, damage our corporate reputation, and/or expose us to litigation or government investigations, which could result in penalties, fines or judgments. In addition, our failure to comply with privacy-related or data protection laws and regulations could result in government investigations and proceedings against us, or litigation, resulting in adverse reputational impacts, penalties, and legal liability.

Our business may be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems. If we do not have sufficient capital to develop, acquire or implement new technology, we may suffer a competitive disadvantage within the rail industry and with companies providing alternative modes of transportation service.

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
K12

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

Constraints on the supply chain or the operations of carriers with which we interchange may adversely affect our operations. Our ability to provide rail service to customers in the U.S. and Canada depends in large part upon a functioning global supply chain and our ability to maintain collaborative relationships with connecting carriers (including shortlines and regional railroads) with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the supply chain or operations of or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in our inability to meet our customers’ demands or require us to use alternate train routes, which could result in significant additional costs and network inefficiencies. Additionally, any significant consolidations, mergers or operational changes among other railroads may significantly redefine our market access and reach.

The vast majority of our employees belong to labor unions, and labor agreements, strikes, or work stoppages could adversely affect our operations. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. If our craft employees were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for health care, wages, and other benefits.

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

We may be affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed over 380 million gallons of diesel fuel in 2021. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could impact us as well as our customers and other transportation companies.

Due to the capital-intensive nature, as well as the industry-specific requirements of the rail industry, high barriers of entry exist for potential new suppliers of core railroad items, such as locomotives and rolling stock equipment. Additionally, we compete with other industries for available capacity and raw materials used in the production of
K13

locomotives and certain track and rolling stock materials. Changes in the competitive landscapes of these limited supplier markets could result in increased prices or significant shortages of materials.

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

CLIMATE CHANGE RISKS

Severe weather and disasters have caused, and could again cause, significant business interruptions and expenditures. Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, have caused, and may again cause damage to our network, our workforce to be unavailable and us to be unable to use our equipment. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues.

Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. Restrictions, caps, taxes, or other controls on GHG emissions, including diesel exhaust, could significantly increase our operating costs and decrease the amount of traffic we handle.

In addition, legislation and regulation related to GHG emissions could negatively affect the markets we serve and our customers. Even without legislation or regulation, government incentives and adverse publicity relating to GHG emissions could negatively affect the markets for certain of the commodities we carry and our customers that (1) use commodities we carry to produce energy, including coal, (2) use significant amounts of energy in producing or delivering the commodities we carry, or (3) manufacture or produce goods that consume significant amounts of energy associated with GHG emissions.

MACROECONOMIC AND MARKET RISKS

We may be affected by general economic conditions. Negative changes in domestic and global economic conditions, including reduced import and export volumes, could affect the producers and consumers of the commodities we carry. Economic conditions could also result in bankruptcies of one or more large customers.

We may be affected by energy prices. Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude oil, natural gas, and coal; fuel prices; and, fuel surcharges.

K14

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

K15

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board of Directors (Board) at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board considers appropriate. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, at February 1, 2022, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

James A. Squires, 60, Chairman and Chief Executive Officer	Present position since October 1, 2015.

Alan H. Shaw, 54, President	Present position since December 1, 2021. Served as Executive Vice President and Chief Marketing Officer from May 16, 2015 to December 1, 2021.

Ann A. Adams, 51, Executive Vice President and Chief Transformation Officer	Present position since April 1, 2019. Served as Vice President Human Resources from April 1, 2016 to April 1, 2019.

Claude E. Elkins, Jr., 56, Executive Vice President and Chief Marketing Officer
Present position since December 1, 2021.
Served as Vice President Industrial Products from April 1, 2018 to December 1, 2021. Served as Group Vice President Chemicals from March 1, 2016 to April 1, 2018.

Mark R. George, 54, Executive Vice President Finance and Chief Financial Officer
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

Cynthia M. Sanborn, 57, Executive Vice President and Chief Operating Officer
Present position since September 1, 2020.
Prior to joining Norfolk Southern, served as served as Vice President Network Planning & Operations at Union Pacific from May 2019 to September 2020 and as Regional Vice President – Western Region from February 2018 to May 2019. Previously served as Executive Vice President and Chief Operating Officer at CSX from September 2015 to November 2017.

Lorri J. Kleine, 57, Senior Vice President Law and Chief Legal Officer
Present position since January 10, 2022.
Served as Vice President Law from March 1, 2020 to January 10, 2022. Served as Senior General Counsel from August 1, 2019 to March 1, 2020. Served as General Counsel from December 1, 2016 to August 1, 2019.

Clyde H. Allison, Jr., 58, Vice President and Controller	Present position since June 1, 2020. Served as Vice President and Treasurer from February 1, 2017 to June 1, 2020.

K16

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 20,616 stockholders of record as of December 31, 2021, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2021	861,374	$268.13	861,374	10,467,071
November 1-30, 2021	269	282.17	—	10,467,071
December 1-31, 2021	2,427,166	287.85	2,426,998	8,040,073

Total	3,288,809		3,288,372

(1)Of this amount, 437 represent shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan (LTIP).
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2021, 8.0 million shares remain authorized for repurchase.
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

During 2021, revenue growth and the absence of two prior-year charges resulted in substantial increases in operating income, net income and earnings per share. Our current year results compare favorably to the prior year, during which there was a pandemic-induced decline in demand which resulted in reduced earnings.

The COVID-19 pandemic continues to impact the U.S. and global economies and has resulted in ongoing supply chain challenges. We are monitoring and reacting to the evolving nature of the pandemic, governmental responses, and their impacts on our business, including employee availability. We remain committed to protecting our employees, operating safely, and providing excellent transportation service products for our customers.

SUMMARIZED RESULTS OF OPERATIONS

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ in millions, except per share amounts)			(% change)

Income from railway operations	$4,447	$3,002	$3,989	48%	(25%)
Net income	$3,005	$2,013	$2,722	49%	(26%)
Diluted earnings per share	$12.11	$7.84	$10.25	54%	(24%)
Railway operating ratio (percent)	60.1	69.3	64.7	(13%)	7%

Income from railway operations increased in 2021 compared to 2020, the result of a 14% increase in railway operating revenues and a 1% reduction in railway operating expenses. Revenue growth was driven by increased average revenue per unit and higher volumes, the result of improved customer demand. The decline in railway operating expenses was largely due to the absence of two charges, as 2020 results were adversely impacted by a $385 million loss on asset disposal related to locomotives and a $99 million impairment charge related to an equity method investment. For more information on these charges, see Notes 7 and 6, respectively. Higher fuel costs, purchased services, and compensation and benefits expense mostly offset the reduction associated with these charges. Additionally, gains on the sale of operating properties increased compared to the prior year. The 48% increase in income from railway operations drove comparable increases in net income and diluted earnings per share. Our railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) decreased to 60.1 percent.

Income from railway operations declined in 2020 compared to 2019 as railway operating revenues fell 13% which exceeded a 7% reduction in operating expenses. Railway operating revenues declined as lower customer demand resulted in reduced volume. Additionally, negative mix and lower fuel surcharge revenue, partially offset by increased pricing, led to lower average revenue per unit. Railway operating expenses decreased due to declines in
K18

fuel price and consumption, reduced employment levels, lower volumes and operational efficiency improvements. These decreases in expenses were partially offset by the impact of the aforementioned charges.

The following tables adjust our 2020 U.S. Generally Accepted Accounting Principles (GAAP) financial results to exclude the effects of the loss on asset disposal and investment impairment. The income tax effects on these non-GAAP adjustments were calculated based on the applicable tax rates to which the non-GAAP adjustments relate. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2020 charges. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for 2020
	Reported (GAAP)	Loss on Asset Disposal	Investment Impairment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$6,787	$(385)	$(99)	$6,303
Income from railway operations	$3,002	$385	$99	$3,486
Income before income taxes	$2,530	$385	$99	$3,014
Income taxes	$517	$97	$25	$639
Net income	$2,013	$288	$74	$2,375
Diluted earnings per share	$7.84	$1.12	$0.29	$9.25
Railway operating ratio (percent)	69.3	(3.9)	(1.0)	64.4

In the table below, references to 2020 results and related comparisons use the adjusted, non-GAAP results from the table above.

				2021	Adjusted
		Adjusted		vs. Adjusted	2020
		2020		2020	(non-GAAP)
	2021	(non-GAAP)	2019	(non-GAAP)	vs. 2019
	($ in millions, except per share amounts)			(% change)

Railway operating expenses	$6,695	$6,303	$7,307	6%	(14%)
Income from railway operations	$4,447	$3,486	$3,989	28%	(13%)
Income before income taxes	$3,878	$3,014	$3,491	29%	(14%)
Income taxes	$873	$639	$769	37%	(17%)
Net income	$3,005	$2,375	$2,722	27%	(13%)
Diluted earnings per share	$12.11	$9.25	$10.25	31%	(10%)
Railway operating ratio (percent)	60.1	64.4	64.7	(7%)	—%

K19

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by commodity group.

	Revenues			2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ in millions)			(% change)
Merchandise:
Agriculture, forest and consumer products	$2,251	$2,116	$2,256	6%	(6%)
Chemicals	1,951	1,809	2,092	8%	(14%)
Metals and construction	1,562	1,333	1,461	17%	(9%)
Automotive	905	830	994	9%	(16%)
Merchandise	6,669	6,088	6,803	10%	(11%)
Intermodal	3,163	2,654	2,824	19%	(6%)
Coal	1,310	1,047	1,669	25%	(37%)
Total	$11,142	$9,789	$11,296	14%	(13%)

	Units			2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	(in thousands)			(% change)
Merchandise:
Agriculture, forest and consumer products	725.5	704.4	763.7	3%	(8%)
Chemicals	529.7	482.0	588.9	10%	(18%)
Metals and construction	669.0	601.2	685.1	11%	(12%)
Automotive	345.4	329.7	394.7	5%	(16%)
Merchandise	2,269.6	2,117.3	2,432.4	7%	(13%)
Intermodal	4,104.1	3,992.1	4,207.2	3%	(5%)
Coal	658.0	574.1	914.0	15%	(37%)
Total	7,031.7	6,683.5	7,553.6	5%	(12%)

	Revenue per Unit			2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ per unit)			(% change)
Merchandise:
Agriculture, forest and consumer products	$3,102	$3,004	$2,953	3%	2%
Chemicals	3,684	3,753	3,553	(2%)	6%
Metals and construction	2,334	2,216	2,133	5%	4%
Automotive	2,621	2,518	2,517	4%	—%
Merchandise	2,938	2,875	2,797	2%	3%
Intermodal	771	665	671	16%	(1%)
Coal	1,991	1,824	1,826	9%	—%
Total	1,584	1,465	1,495	8%	(2%)

K20

Revenues increased $1.4 billion in 2021 and decreased $1.5 billion in 2020 compared to the prior years. Higher revenue for 2021 was the result of increased average revenue per unit, driven by pricing gains, higher fuel surcharge revenue, increased intermodal storage service charges and improved mix, as well as volume growth. In 2020, lower revenue was the result of decreased volumes and lower fuel surcharge revenue, partially offset by pricing gains.

The table below reflects the components of the revenue change by major commodity group.

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$438	$75	$153	$(881)	$(144)	$(621)
Fuel surcharge
revenue	91	178	4	(92)	(124)	(13)
Rate, mix and
other	52	256	106	258	98	12

Total	$581	$509	$263	$(715)	$(170)	$(622)

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. These revenues totaled $622 million, $349 million, and $578 million in 2021, 2020, and 2019, respectively.

MERCHANDISE revenues increased in 2021 but decreased in 2020 compared with the prior years. In 2021, revenues rose due to increased volume and higher average revenue per unit driven by increased fuel surcharge revenue and pricing. Volumes increased in all merchandise commodity groups, reflecting continued economic recovery following the onset of the COVID-19 pandemic. In 2020, revenues decreased due to volume declines in all commodity groups which were partially offset by higher average revenue per unit, driven by pricing gains.

For 2022, merchandise revenues are expected to increase, the result of higher revenue per unit, driven by pricing gains and increased fuel surcharge revenue, and higher volumes.

Agriculture, forest and consumer products revenues increased in 2021 but decreased in 2020 compared with the prior years. In 2021, the rise was the result of higher volume across almost all markets as the economy has improved since the early months of the pandemic in 2020 and increased average revenue per unit, the result of pricing gains and higher fuel surcharge revenue. Gains in ethanol, pulpboard, beverages, lumber and wood, and woodchips more than offset declines in soybeans and pulp. In 2020, the decline was the result of reduced volume partially offset by higher average revenue per unit, driven by pricing gains partially offset by lower fuel surcharge revenue. Volume declined due to the impact of COVID-19 on the demand for ethanol, corn, food service products, and building, industrial and commercial products.

In 2022, agriculture, forest and consumer products revenues are expected to rise, a result of increased volume and average revenue per unit increases resulting from pricing gains. We expect volumes to increase in most markets led by corn, soybeans, pulpboard, and feed.

Chemicals revenues rose in 2021 and fell in 2020 compared with the prior years. In 2021, the increase was the result of volume growth partially offset by lower average revenue per unit, driven by mix of traffic. The increase in volume was due to economic and production recovery since the beginning of the pandemic, despite ongoing challenges in the energy markets. The markets with the largest gains were solid waste, industrial chemicals, sand, natural gas liquids, and plastics. In 2020, the decrease was the result of volume declines partially offset by higher average revenue per unit, due to pricing gains. Volume declined due to the impact from COVID-19 and ongoing disruptions in the energy markets. The onset of the pandemic created an overabundance of products in the market
K21

as companies reduced stockpiles before requiring more products. Oil and petroleum shipments were negatively impacted due to reductions in gasoline/jet fuel demand and travel.

For 2022, chemicals revenues are anticipated to increase, a result of higher average revenue per unit, driven by pricing gains, and increased volume. We expect carload increases in plastics, solid waste, and petroleum products to be partially offset by reduced volumes of inorganic chemicals.

Metals and construction revenues were higher in 2021 but declined in 2020 compared with the prior years. In 2021, revenue growth was driven by increased volumes and higher average revenue per unit, the result of pricing gains and higher fuel surcharge revenue. Volume increased across almost all markets due to economic improvement since the beginning of the pandemic. The markets serving the metal production industry, including coil steel, scrap metal, and iron and steel, experienced the largest gains. In 2020, volume declines were partially offset by higher average revenue per unit, the result of pricing gains. Volume declines were largely the result of weakened demand due to reductions in metal and domestic vehicle production. The onset of the pandemic caused industries to suspend production which heavily impacted customers’ needs for materials and shipping of finished and semi-finished goods. These declines were partially offset by increased demand for cement.

For 2022, metals and construction revenues are expected to rise, a result of higher average revenue per unit, driven by pricing gains, and increased volume. As the economic recovery continues, volume growth is expected in almost all markets led by aggregates, coil steel, scrap metal, and construction.

Automotive revenues rose in 2021 but were lower in 2020 compared with the prior years. The increase in revenues in 2021 were driven by volume growth and higher average revenue per unit, driven by an increase in fuel surcharge revenue and pricing gains. Automotive volumes were higher due primarily to increased retail demand and the impact of prior-year pandemic-induced production shutdowns. This was partially offset by the impact of the microchip shortage on production. In 2020, revenue declines were driven by lower volume and fuel surcharge revenue, partially offset by pricing gains. The volume decline was mostly the result of unplanned automotive plant shutdowns in the first half of the year, primarily due to the COVID-19 pandemic, which was partially offset by increased demand in the second half of the year.

In 2022, automotive revenues are expected to increase as a result of higher volume, as inventories replenish, and increased average revenue per unit driven by pricing gains.

INTERMODAL revenues increased in 2021 but decreased in 2020 compared with the prior years. The rise in 2021 was primarily the result of higher average revenue per unit driven by increased storage service charges, higher fuel surcharge revenue and pricing gains. The decline in 2020 was driven by lower volume and fuel surcharge revenue, which were partially offset by pricing gains and favorable mix.

For 2022, we expect intermodal revenues to rise, the result of increased volume, higher fuel surcharge revenue and pricing gains, partially offset by lower storage service charges.

Intermodal units by market were as follows:

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	(units in thousands)			(% change)

Domestic	2,630.6	2,568.7	2,593.5	2%	(1%)
International	1,473.5	1,423.4	1,613.7	4%	(12%)

Total	4,104.1	3,992.1	4,207.2	3%	(5%)

K22

Domestic volume increased in 2021 but decreased in 2020 compared with the prior years. Volume rose due to strong consumer demand which was partially offset by overall supply chain congestion, including chassis availability issues. In 2020, volume declined due to supply chain disruptions related to the onset of the pandemic and strong over-the-road competition in the first half of the year. Inventory replenishment and a strong peak season in the second half of the year assisted in dampening the overall volume decline.

For 2022, we expect higher domestic volume driven by new business and growth from existing customers.

International volume rose in 2021 but fell in 2020. The increase in 2021 was the result of continued strong import demand despite being limited by various supply chain constraints, including chassis availability issues. The decline in 2020 resulted from supply chain disruptions due to the onset of the pandemic.

For 2022, we expect international volume growth due to increased demand and supply chain recovery.

COAL revenues increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was due to increased volumes and higher average revenue per unit driven by pricing gains and positive mix. The decrease in 2020 was a result of significant volume declines.

For 2022, we expect coal revenues to decline due to lower average revenue per unit and decreased volume driven by coal supply challenges.

As shown in the following table, total tonnage increased in 2021 but decreased in 2020.

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	(tons in thousands)			(% change)

Utility	33,169	32,479	60,278	2%	(46%)
Export	24,886	18,900	23,324	32%	(19%)
Domestic metallurgical	11,804	9,441	13,562	25%	(30%)
Industrial	3,595	3,566	4,655	1%	(23%)

Total	73,454	64,386	101,819	14%	(37%)

Utility coal tonnage increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was due to higher natural gas prices and increased demand from coal-sourced electrical generation. The decline in 2020 was due to low natural gas prices, diminished industrial and commercial electricity demand, and high stockpiles.

For 2022, utility coal tonnage is expected to decline due to higher coal prices, lower natural gas prices, uncertainty regarding coal production and impacts of weather on demand.

Export coal tonnage increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was a result of strong seaborne pricing, improved global economic conditions, and greater global demand. The decline in 2020 was a result of weak seaborne pricing, COVID-19-related global disruptions, and import restrictions.

For 2022, export coal tonnage is expected to decrease due to uncertainty regarding the global coal market and tight coal supply availability.

Domestic metallurgical coal tonnage increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was the result of strong recovery in the steel market. The decrease in 2020 was a reflection of reduced domestic steel demand which led to idled customer facilities and lower production.
K23

For 2022, domestic metallurgical coal tonnage is expected to decrease due to customer sourcing challenges and tight coal supply availability.

Industrial coal tonnage increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was a result of improved demand. The decrease in 2020 was driven by pressure from natural gas conversions and customer sourcing changes.

For 2022, industrial coal tonnage is expected to decrease due to continued natural gas conversions and coal supply sourcing challenges.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ in millions)			(% change)

Compensation and benefits	$2,442	$2,373	$2,751	3%	(14%)
Purchased services and rents	1,726	1,687	1,725	2%	(2%)
Fuel	799	535	953	49%	(44%)
Depreciation	1,181	1,154	1,138	2%	1%
Materials and other	547	653	740	(16%)	(12%)
Loss on asset disposal	—	385	—

Total	$6,695	$6,787	$7,307	(1%)	(7%)

In 2021, expenses declined primarily as a result of the absence of the 2020 loss on asset disposal and the equity method investment impairment charge, which is included in purchased services and rents. This was partially offset by higher fuel costs, increased other purchased services, and higher compensation and benefits expense. In 2020, expenses fell as our strategic initiatives to improve productivity and asset utilization resulted in lower compensation and benefits expense, declines in fuel consumption, reduced purchased services, and lower materials expense. Fuel expense also declined due to lower prices. These expense reductions were partially offset by the loss on asset disposal and impairment charge previously discussed.

Compensation and benefits increased in 2021, reflecting changes in:

•incentive and stock-based compensation (up $128 million),
•overtime and recrews (up $47 million),
•increased pay rates (up $41 million),
•health and welfare benefits for craft employees (down $19 million),
•employment levels (down $154 million), and
•other (up $26 million).

K24

In 2020, compensation and benefits decreased, a result of changes in:
•employment levels (down $309 million),
•health and welfare benefits for craft employees (down $77 million),
•overtime and recrews (down $54 million),
•incentive and stock-based compensation (down $38 million),
•increased pay rates (up $50 million),
•lower capitalized labor (additional expense of $51 million), and
•other (down $1 million).

Our employment averaged 18,500 in 2021, compared with 20,200 in 2020, and 24,600 in 2019.

Purchased services and rents includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ in millions)			(% change)

Purchased services	$1,409	$1,387	$1,434	2%	(3%)
Equipment rents	317	300	291	6%	3%

Total	$1,726	$1,687	$1,725	2%	(2%)

The increase in purchased services in 2021 was due to increased technology costs, higher intermodal-related expenses, and increased Conrail costs. This was partially offset by the absence of a prior year $99 million impairment related to an equity method investment. The decrease in purchased services in 2020 resulted from volume-related declines and strategic initiatives to improve productivity and asset utilization, partially offset by the impairment of an equity method investment.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods. In 2021, equipment rents were higher for general-use equipment due to decreased network velocity and increased volume. These increases were partially offset by lower intermodal costs and higher equity in TTX earnings. In 2020, the increase was primarily the result of lower equity in TTX earnings and increased automotive equipment expenses partially offset by decreased intermodal equipment expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in 2021 but decreased in 2020 compared with the prior years. The increase in 2021 was primarily due to locomotive fuel prices (up 43%), which increased expenses $224 million. Additionally, locomotive fuel consumption increased 4%. The decline in 2020 was primarily due to locomotive fuel prices (down 32%), which decreased expenses $235 million. We consumed 384 million gallons of diesel fuel in 2021, compared with 368 million gallons in 2020 and 451 million gallons in 2019.

Depreciation expense increased in both periods, a reflection of reinvestment in our infrastructure, rolling stock, and technology.

K25

Materials and other expenses decreased in both periods as shown in the following table.

				2021	2020
	2021	2020	2019	vs. 2020	vs. 2019
	($ in millions)			(% change)

Materials	$250	$274	$327	(9%)	(16%)
Claims	165	179	193	(8%)	(7%)
Other	132	200	220	(34%)	(9%)

Total	$547	$653	$740	(16%)	(12%)

Materials expense decreased in both periods due primarily to lower maintenance requirements as a result of fewer locomotives and freight cars in service.

Claims expense includes costs related to personal injury, property damage, and environmental matters. The decrease in 2021 was primarily the result of lower costs associated with derailments and personal injuries. In 2020, claims expense declined, the result of lower costs related to environmental remediation matters that were partially offset by increased derailment costs.

Other expense decreased in 2021, primarily due to higher gains from sales of operating property. Gains from operating property sales amounted to $82 million, $26 million, and $64 million in 2021, 2020, and 2019, respectively. In 2020, other expense decreased largely due to the absence of the 2019 write-off of a $32 million receivable as a result of a legal dispute. Additionally, 2020 benefited from reduced travel expenses resulting from the COVID-19 pandemic. These reductions were partially offset by lower gains from sales of operating property.

Loss on asset disposal

During 2020, we recorded a $385 million charge related to the disposal of 703 locomotives. For more information on the impact of the charge, see Note 7.

Other income – net

Other income – net decreased in 2021 but increased in 2020. Other income fell in 2021 due to lower net returns on corporate-owned life insurance (COLI) and lower gains on sales of non-operating property. The increase in 2020 was driven by the absence of a prior year $49 million impairment loss related to natural resource assets, lower pension and postretirement benefit expenses, and higher returns on COLI investments, which more than offset the absence of coal royalties and lower gains on sales of non-operating property.

Income taxes

The effective income tax rate was 22.5% in 2021, compared with 20.4% in 2020 and 22.0% in 2019.  All three years benefited from favorable tax benefits associated with stock-based compensation and COLI returns. The current year benefited from a reduction in deferred taxes associated with state tax law changes, while 2020 benefited from a reduction of taxes upon the resolution of our 2012 amended return (see Note 4).

For 2022, we expect an effective income tax rate between 23% and 24%.

K26

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $4.3 billion in 2021, $3.6 billion in 2020, and $3.9 billion in 2019. The increase in 2021 was primarily the result of improved operating results. The decline in 2020 reflected a decrease in income from railway operations offset in part by lower income tax payments. We had negative working capital of $354 million at December 31, 2021 and working capital of $158 million at December 31, 2020. Cash and cash equivalents totaled $839 million and $1.1 billion at December 31, 2021, and 2020, respectively. We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce property additions and shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we continue to monitor the ongoing impacts of the COVID-19 pandemic, which could lead to a reduction in cash flows from operations.

Contractual obligations at December 31, 2021, including those that may have material cash requirements, include interest on fixed-rate long-term debt, long-term debt (Note 9), unconditional purchase obligations (Note 17), long-term advances from Conrail Inc. (Conrail) (Note 6), operating leases (Note 10), agreements with Consolidated Rail Corporation (CRC) (Note 6), and unrecognized tax benefits (Note 4).

	Total	2022	2023 - 2024	2025 - 2026	2027 and Subsequent	Other
	($ in millions)

Interest on fixed-rate long-term debt	$16,014	$593	$1,136	$1,063	$13,222	—
Long-term debt principal	14,816	553	1,006	1,156	12,101	—
Unconditional purchase obligations	916	586	159	75	96	—
Long-term advances from Conrail	534	—	—	—	534	—
Operating leases	470	92	156	124	98	—
Agreements with CRC	103	42	61	—	—	—
Unrecognized tax benefits*	21	—	—	—	—	21

Total	$32,874	$1,866	$2,518	$2,418	$26,051	$21

* This amount is shown in the Other column because the year of settlement cannot be reasonably estimated.

Off balance sheet arrangements consist primarily of unrecognized obligations, including unconditional purchase obligations and future interest payments on fixed-rate long-term debt, which are included in the table above.

Cash used in investing activities was $1.2 billion in both 2021 and 2020, and $1.8 billion in 2019.  In 2021, lower proceeds from property sales were mostly offset by reduced COLI policy loan repayments and lower property additions. In 2020, the decrease was primarily driven by lower property additions.

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2022, we expect property additions will be between $1.8 billion and $1.9 billion.

Cash used in financing activities was $3.3 billion in 2021, compared with $1.9 billion in 2020, and $2.0 billion in 2019.  The increase in 2021 reflects higher repurchases of Common Stock and debt repayments, partially offset by increased proceeds from borrowings. In 2020, the change reflects lower repurchases of Common Stock and debt repayments, partially offset by reduced proceeds from borrowings.

Share repurchases of $3.4 billion in 2021, $1.4 billion in 2020, and $2.1 billion in 2019 resulted in the retirement of 12.7 million, 7.4 million, and 11.3 million shares, respectively.  As of December 31, 2021, 8.0 million shares remain authorized by our Board of Directors for repurchase.  The timing and volume of future share repurchases
K27

will be guided by our assessment of market conditions and other pertinent factors.  Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally generated cash, cash on hand, or proceeds from borrowings.

In August 2021, we issued $600 million of 2.90% senior notes due 2051.

In May 2021, we issued $500 million of 2.30% senior notes due 2031 and $600 million of 4.10% senior notes due 2121. The net proceeds of the 2.30% senior notes due 2031 will be used to finance or refinance, in whole or in part, new or existing eligible projects with environmental benefits, as outlined in our Green Financing Framework.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both December 31, 2021 and December 31, 2020.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at December 31, 2021 or December 31, 2020. In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $715 million and $750 million at December 31, 2021 and December 31, 2020, respectively.

We discuss our credit agreement and our accounts receivable securitization program in Note 9, and we have authority from our Board of Directors to issue an additional $3.0 billion of debt or equity securities through public or private sale, all of which provide for access to additional liquidity should the need arise. Our debt-to-total capitalization ratio was 50.4% at December 31, 2021, compared with 46.2% at December 31, 2020.

Upcoming annual debt maturities are disclosed in Note 9.  Overall, our goal is to maintain a capital structure with appropriate leverage to support our business strategy and provide flexibility through business cycles.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions.  Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  The following critical accounting estimates are a subset of our significant accounting policies described in Note 1.

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

K28

For 2021, we assumed a long-term investment rate of return of 8.0%, which was supported by our long-term total rate of return on pension plan assets since inception, as well as our expectation of future returns. A one-percentage point change to this rate of return assumption would result in a $27 million change in annual pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point change to this discount rate assumption would result in a $20 million change in annual pension expense.

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

Depreciation expense for 2021 totaled $1.2 billion.  Our composite depreciation rates for 2021 are disclosed in Note 7; a one-year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $45 million decrease (or increase) to annual depreciation expense.

Personal Injury

Claims expense, included in “Materials and other” in the Consolidated Statements of Income, includes our estimate of costs for personal injuries.

To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent actuarial consulting firm. The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events and, as such, the ultimate loss sustained may vary from the estimated liability recorded.

See Note 17 for a more detailed discussion of the assumptions and estimates we use for personal injury.

Income Taxes

Our net deferred tax liability totaled $7.2 billion at December 31, 2021 (Note 4).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $60 million valuation allowance on $461 million of
K29

deferred tax assets as of December 31, 2021, reflecting the expectation that substantially all of these assets will be realized.

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

Market Risks

At December 31, 2021, we had no outstanding debt subject to interest rate fluctuations. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one-percentage point decrease in interest rates as of December 31, 2021 and amounts to an increase of approximately $1.9 billion to the fair value of our debt at December 31, 2021. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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
K30

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics and Sustainability sections of our website (www.norfolksouthern.com/content/nscorp/en/investor-relations.html, http://www.nscorp.com/content/nscorp/en/investor-relations/performance-metrics.html, & www.nscorp.com/content/nscorp/en/about-ns/sustainability.html) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including Twitter (www.twitter.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks.”

K31

Item 8. Financial Statements and Supplementary Data

K32

Report of Management

February 4, 2022

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2021.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, independent registered public accounting firm, has audited our financial statements and issued an attestation report on our internal control over financial reporting as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Norfolk Southern Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements), and our report dated February 4, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

K34

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
February 4, 2022
K35

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

K36

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

Sufficiency of audit evidence related to the capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $31,653 million in net book value of properties at December 31, 2021 and has recorded $1,470 million in property additions for the year ended December 31, 2021. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company’s annual capital spending relates to self-constructed assets. Costs related to repair and maintenance activities, that in the Company’s judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

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

Atlanta, Georgia
February 4, 2022
K37

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2021	2020	2019
	($ in millions, except per share amounts)

Railway operating revenues	$11,142	$9,789	$11,296

Railway operating expenses
Compensation and benefits	2,442	2,373	2,751
Purchased services and rents	1,726	1,687	1,725
Fuel	799	535	953
Depreciation	1,181	1,154	1,138
Materials and other	547	653	740
Loss on asset disposal	—	385	—

Total railway operating expenses	6,695	6,787	7,307

Income from railway operations	4,447	3,002	3,989

Other income – net	77	153	106
Interest expense on debt	646	625	604

Income before income taxes	3,878	2,530	3,491

Income taxes	873	517	769

Net income	$3,005	$2,013	$2,722

Earnings per share
Basic	$12.16	$7.88	$10.32
Diluted	12.11	7.84	10.25

See accompanying notes to consolidated financial statements.

K38

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2021	2020	2019
	($ in millions)

Net income	$3,005	$2,013	$2,722
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	226	(140)	101
Other comprehensive income (loss) of equity investees	24	2	(4)

Other comprehensive income (loss), before tax	250	(138)	97
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(58)	35	(25)

Other comprehensive income (loss), net of tax	192	(103)	72

Total comprehensive income	$3,197	$1,910	$2,794

See accompanying notes to consolidated financial statements.

K39

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2021	2020
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$839	$1,115
Accounts receivable – net	976	848
Materials and supplies	218	221
Other current assets	134	134
Total current assets	2,167	2,318

Investments	3,707	3,590
Properties less accumulated depreciation of $12,031 and
$11,985, respectively	31,653	31,345
Other assets	966	709

Total assets	$38,493	$37,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,351	$1,016
Income and other taxes	305	263
Other current liabilities	312	302
Current maturities of long-term debt	553	579
Total current liabilities	2,521	2,160

Long-term debt	13,287	12,102
Other liabilities	1,879	1,987
Deferred income taxes	7,165	6,922

Total liabilities	24,852	23,171

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 240,162,790 and 252,095,082 shares,
respectively, net of treasury shares	242	254
Additional paid-in capital	2,215	2,248
Accumulated other comprehensive loss	(402)	(594)
Retained income	11,586	12,883

Total stockholders’ equity	13,641	14,791

Total liabilities and stockholders’ equity	$38,493	$37,962

See accompanying notes to consolidated financial statements.

K40

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019
	($ in millions)
Cash flows from operating activities
Net income	$3,005	$2,013	$2,722
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,181	1,154	1,139
Deferred income taxes	184	142	330
Gains and losses on properties	(86)	(39)	(42)
Loss on asset disposal	—	385	—
Impairment of investment	—	99	—
Changes in assets and liabilities affecting operations:
Accounts receivable	(133)	71	87
Materials and supplies	3	23	(37)
Other current assets	(6)	3	(4)
Current liabilities other than debt	283	34	(185)
Other – net	(176)	(248)	(118)

Net cash provided by operating activities	4,255	3,637	3,892

Cash flows from investing activities
Property additions	(1,470)	(1,494)	(2,019)
Property sales and other transactions	159	333	377
Investment purchases	(10)	(13)	(18)
Investment sales and other transactions	99	(1)	(104)

Net cash used in investing activities	(1,222)	(1,175)	(1,764)

Cash flows from financing activities
Dividends	(1,028)	(960)	(949)
Common Stock transactions	17	69	27
Purchase and retirement of Common Stock	(3,390)	(1,439)	(2,099)
Proceeds from borrowings – net of issuance costs	1,676	784	2,192
Debt repayments	(584)	(381)	(1,188)
Other	—	—	23

Net cash used in financing activities	(3,309)	(1,927)	(1,994)

Net increase (decrease) in cash and cash equivalents	(276)	535	134

Cash and cash equivalents
At beginning of year	1,115	580	446

At end of year	$839	$1,115	$580

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$579	$577	$555
Income taxes (net of refunds)	654	311	543

See accompanying notes to consolidated financial statements.

K41

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2018	$269	$2,216	$(563)	$13,440	$15,362

Comprehensive income:
Net income				2,722	2,722
Other comprehensive income			72		72
Total comprehensive income					2,794
Dividends on Common Stock,
$3.60 per share				(949)	(949)
Share repurchases	(11)	(88)		(2,000)	(2,099)
Stock-based compensation	1	81		(6)	76

Balance at December 31, 2019	259	2,209	(491)	13,207	15,184

Comprehensive income:
Net income				2,013	2,013
Other comprehensive loss			(103)		(103)
Total comprehensive income					1,910
Dividends on Common Stock,
$3.76 per share				(960)	(960)
Share repurchases	(7)	(59)		(1,373)	(1,439)
Stock-based compensation	2	98		(4)	96

Balance at December 31, 2020	254	2,248	(594)	12,883	14,791

Comprehensive income:
Net income				3,005	3,005
Other comprehensive income			192		192
Total comprehensive income					3,197
Dividends on Common Stock,
$4.16 per share				(1,028)	(1,028)
Share repurchases	(13)	(106)		(3,271)	(3,390)
Stock-based compensation	1	73		(3)	71

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Georgia-based holding company engaged principally in the rail transportation business, operating 19,300 route miles primarily in the Southeast, East, and Midwest. These consolidated financial statements include Norfolk Southern and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is NSR.  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2021): intermodal (28%); agriculture, forest and consumer products (20%); chemicals (18%); metals and construction (14%); coal (12%); and automotive (8%). Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S.  Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $8 million and $6 million at December 31, 2021 and 2020, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

K43

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

K44

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

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Credit Losses - Measurement of Credit Losses on Financial Instruments,” which replaced the current incurred loss impairment method with a method that reflects expected credit losses. Short-term and long-term financial assets, as defined by the standard, are impacted by immediate recognition of estimated credit losses in the financial statements, reflecting the net amount expected to be collected. Historically, losses associated from the inability to collect on accounts receivable have been insignificant, with little divergence in collection trends through varying economic cycles. We adopted the standard on January 1, 2020 and there was no material impact to the financial statements upon adoption.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which added new guidance to simplify the accounting for income taxes, changed the accounting for certain income tax transactions, and made other minor changes. We adopted the standard on January 1, 2021 and there was no material impact to the financial statements upon adoption.

K45

2. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2021	2020	2019
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$2,251	$2,116	$2,256
Chemicals	1,951	1,809	2,092
Metals and construction	1,562	1,333	1,461
Automotive	905	830	994
Merchandise	6,669	6,088	6,803
Intermodal	3,163	2,654	2,824
Coal	1,310	1,047	1,669

Total	$11,142	$9,789	$11,296

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at December 31, 2021 and 2020.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 7%, 5% and 5%, respectively, of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

Revenues related to interline transportation services that involve another railroad are reported on a net basis. Therefore, the portion of the amount that relates to another party is not reflected in revenues.

K46

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2021	2020
	($ in millions)

Customer	$741	$629
Non-customer	235	219

Accounts receivable – net	$976	$848

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  “Other assets” on the Consolidated Balance Sheets includes non-current customer receivables of $23 million at both December 31, 2021 and 2020. We do not have any material contract assets or liabilities at December 31, 2021 and 2020.

3.  Other Income – Net

	2021	2020	2019
	($ in millions)

Pension and other postretirement benefits (Note 12)	$102	$91	$63
COLI – net	17	85	69
Other	(42)	(23)	(26)

Total	$77	$153	$106

4.  Income Taxes

	2021	2020	2019
	($ in millions)
Current:
Federal	$553	$307	$356
State	136	68	83
Total current taxes	689	375	439

Deferred:
Federal	186	111	280
State	(2)	31	50
Total deferred taxes	184	142	330

Income taxes	$873	$517	$769

K47

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$814	21.0	$531	21.0	$733	21.0
State income taxes, net of federal tax effect	109	2.8	85	3.3	110	3.1
Excess tax benefits on stock-based compensation	(25)	(0.6)	(39)	(1.5)	(29)	(0.8)
Other, net	(25)	(0.7)	(60)	(2.4)	(45)	(1.3)

Income taxes	$873	22.5	$517	20.4	$769	22.0

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
	($ in millions)
Deferred tax assets:
Compensation and benefits, including postretirement benefits	$181	$218
Accruals, including casualty and other claims	92	93
Other	188	198
Total gross deferred tax assets	461	509
Less valuation allowance	(60)	(57)
Net deferred tax assets	401	452

Deferred tax liabilities:
Property	(7,016)	(6,820)
Other	(550)	(554)
Total deferred tax liabilities	(7,566)	(7,374)

Deferred income taxes	$(7,165)	$(6,922)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance increased by $3 million in both 2021 and 2020, and $4 million in 2019.

K48

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	($ in millions)

Balance at beginning of year	$22	$24

Additions based on tax positions related to the current year	3	4
Additions for tax positions of prior years	3	—
Settlements with taxing authorities	(5)	(4)
Lapse of statutes of limitations	(2)	(2)

Balance at end of year	$21	$22

Included in the balance of unrecognized tax benefits at December 31, 2021 are potential benefits of $17 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The statute of limitations on Internal Revenue Service (IRS) examinations has expired for all years prior to 2018. The IRS accepted our 2012 amended income tax return. As a result, we received a refund of $46 million and recognized a tax benefit of $19 million in 2020. State income tax returns generally are subject to examination for a period of three to four years after filing the return.  In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

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
K49

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2021 or 2020. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following at December 31:

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(13,840)	$(17,033)	$(12,681)	$(16,664)

6.  Investments

	December 31,
	2021	2020
	($ in millions)
Long-term investments:
Equity method investments:
Conrail	$1,526	$1,446
TTX Company	851	798
Other	420	418
Total equity method investments	2,797	2,662

COLI at net cash surrender value	885	902
Other investments	25	26

Total long-term investments	$3,707	$3,590

Investment in Conrail

Through a limited liability company, we and CSX jointly own Conrail, whose primary subsidiary is CRC.  We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests.  We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities. At December 31, 2021, our investment in Conrail exceeds our share of Conrail’s underlying net equity by $487 million.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $147 million in 2021, $129 million in 2020, and $149 million in 2019. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $42 million in 2022, $43 million in 2023, and $18 million
K50

in 2024. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $6 million annually.

In 2020, we converted $254 million of accounts payable into long-term advances from Conrail included in “Other liabilities.” “Accounts payable” includes $112 million at December 31, 2021, and $56 million at December 31, 2020, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $534 million at December 31, 2021 and 2020, respectively, for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Our equity in Conrail’s earnings, net of amortization, was $56 million for 2021, $58 million for 2020, and $53 million for 2019. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.” Equity in Conrail’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $246 million, $250 million, and $244 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Our equity in TTX’s earnings partially offsets these costs and totaled $53 million for 2021, $48 million for 2020, and $58 million for 2019. Equity in TTX’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Impairment of Investment

In 2020, we recorded an other-than-temporary impairment of $99 million related to the carrying value of an equity method investment. This non-cash impairment charge is recorded in “Purchased services and rents” on the 2020 Consolidated Statements of Income and had a $74 million impact on net income.

K51

7.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2021	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,453	$—	$2,453	—

Roadway:
Rail and other track material	7,330	(1,907)	5,423	2.40%
Ties	5,779	(1,642)	4,137	3.44%
Ballast	3,041	(818)	2,223	2.79%
Construction in process	339	—	339	—
Other roadway	14,111	(3,733)	10,378	2.69%
Total roadway	30,600	(8,100)	22,500

Equipment:
Locomotives	5,695	(1,994)	3,701	3.87%
Freight cars	2,701	(1,009)	1,692	2.59%
Computers and software	893	(438)	455	10.34%
Construction in process	164	—	164	—
Other equipment	1,088	(420)	668	4.63%
Total equipment	10,541	(3,861)	6,680

Other property	90	(70)	20	2.25%

Total properties	$43,684	$(12,031)	$31,653
K52

		Accumulated	Net Book	Depreciation
December 31, 2020	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,394	$—	$2,394	—

Roadway:
Rail and other track material	7,153	(1,892)	5,261	2.35%
Ties	5,685	(1,601)	4,084	3.41%
Ballast	2,973	(774)	2,199	2.76%
Construction in process	297	—	297	—
Other roadway	14,320	(3,926)	10,394	2.71%
Total roadway	30,428	(8,193)	22,235

Equipment:
Locomotives	5,478	(1,911)	3,567	3.56%
Freight cars	2,780	(1,023)	1,757	2.59%
Computers and software	732	(391)	341	9.86%
Construction in process	333	—	333	—
Other equipment	1,094	(399)	695	4.70%
Total equipment	10,417	(3,724)	6,693

Other property	91	(68)	23	2.24%

Total properties	$43,330	$(11,985)	$31,345

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

Capitalized Interest

Total interest cost incurred on debt was $657 million, $639 million, and $620 million during 2021, 2020 and 2019, respectively, of which $11 million, $14 million, and $16 million was capitalized during 2021, 2020 and 2019, respectively.

K53

8.  Current Liabilities

	December 31,
	2021	2020
	($ in millions)
Accounts payable:
Accounts and wages payable	$850	$552
Casualty and other claims (Note 17)	166	182
Vacation liability	119	121
Due to Conrail (Note 6)	112	56
Other	104	105

Total	$1,351	$1,016

Other current liabilities:
Interest payable	$150	$141
Current operating lease liability (Note 10)	82	89
Pension benefit obligations (Note 12)	20	19
Other	60	53

Total	$312	$302

9.  Debt

Debt maturities are presented below:

	December 31,
	2021	2020
	($ in millions)
Notes and debentures, with weighted-average interest rates as of December 31, 2021:
3.40% maturing to 2026	$2,699	$3,273
4.26% maturing 2027 to 2031	2,614	2,114
4.02% maturing 2037 to 2055	8,097	7,497
5.22% maturing 2097 to 2121	1,384	784
Finance leases	22	25
Discounts, premiums, and debt issuance costs	(976)	(1,012)
Total debt	13,840	12,681

Less current maturities	(553)	(579)

Long-term debt excluding current maturities	$13,287	$12,102
K54

Long-term debt maturities subsequent to 2022 are as follows:
2023	$603
2024	403
2025	554
2026	602
2027 and subsequent years	11,125

Total	$13,287

In August 2021, we issued $600 million of 2.90% senior notes due 2051, resulting in $589 million in net proceeds.

In May 2021, we issued $500 million of 2.30% senior notes due 2031, resulting in $495 million in net proceeds and $600 million of 4.10% senior notes due 2121, resulting in $592 million in net proceeds. The net proceeds of the 2.30% senior notes due 2031 will be used to finance or refinance, in whole or in part, new or existing eligible projects with environmental benefits as outlined in our Green Financing Framework.

In May 2021, we renewed, amended and restated our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both December 31, 2021 and December 31, 2020.

Credit Agreement and Debt Covenants

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2021 or December 31, 2020, and we are in compliance with all of its covenants.

10.  Leases

We are committed under long-term lease agreements for equipment, lines of road, and other property. We combine lease and non-lease components for new and reassessed leases. Some of these agreements are variable lease agreements that include usage-based payments. These agreements contain payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. Our long-term lease agreements do not contain any material restrictive covenants.

Our equipment leases have remaining terms of less than 1 year to 5 years and our lines of road and land leases have remaining terms of less than 1 year to 136 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

K55

Operating lease amounts included on the Consolidated Balance Sheets are as follows:

		December 31,
		2021	2020
		($ in millions)
	Classification
Assets
ROU assets	Other assets	$411	$433

Liabilities
Current lease liabilities	Other current liabilities	$82	$89
Non-current lease liabilities	Other liabilities	331	344

Total lease liabilities		$413	$433

The components of total lease expense, primarily included in “Purchased services and rents,” are as follows:

	2021	2020
	($ in millions)

Operating lease expense	$106	$109
Variable lease expense	44	42
Short-term lease expense	9	9

Total lease expense	$159	$160

In March 2019, we entered into a non-cancellable lease for an office building. In 2021, the construction of the office building was completed and the lease commenced. The initial lease term is five years with options to renew, purchase, or sell the office building at the end of the lease term. The lease contains a residual value guarantee of up to eighty-three percent of the total construction cost of $499 million.

Other information related to operating leases is as follows:

	December 31,
	2021	2020

Weighted-average remaining lease term (years) on operating leases	7.49	8.18

Weighted-average discount rates on operating leases	3.04%	3.50%

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

K56

During 2021 and 2020, respectively, ROU assets obtained in exchange for new operating lease liabilities were $57 million and $22 million. Cash paid for amounts included in the measurement of lease liabilities was $103 million and $109 million in 2021 and 2020, respectively, and is included in operating cash flows.

Future minimum lease payments under non-cancellable operating leases are as follows:

December 31, 2021
($ in millions)

2022	$92
2023	83
2024	73
2025	69
2026	55
2027 and subsequent years	98
Total lease payments	470
Less: Interest	57

Present value of lease liabilities	$413

December 31, 2020
($ in millions)

2021	$101
2022	76
2023	67
2024	58
2025	57
2026 and subsequent years	145
Total lease payments	504
Less: Interest	71

Present value of lease liabilities	$433

K57

11.  Other Liabilities

	December 31,
	2021	2020
	($ in millions)

Long-term advances from Conrail (Note 6)	$534	$534
Net pension benefit obligations (Note 12)	338	340
Non-current operating lease liability (Note 10)	331	344
Net other postretirement benefit obligations (Note 12)	244	306
Casualty and other claims (Note 17)	170	169
Deferred compensation	109	107
Other	153	187

Total	$1,879	$1,987

K58

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,845	$2,588	$471	$457
Service cost	43	40	6	6
Interest cost	55	74	7	12
Actuarial (gains) losses	(13)	294	(29)	35
Plan amendment	(2)	—	—	—
Benefits paid	(151)	(151)	(38)	(39)
Benefit obligation at end of year	2,777	2,845	417	471

Change in plan assets:
Fair value of plan assets at beginning of year	2,675	2,462	165	170
Actual return on plan assets	317	345	29	21
Employer contributions	20	19	17	13
Benefits paid	(151)	(151)	(38)	(39)
Fair value of plan assets at end of year	2,861	2,675	173	165

Funded status at end of year	$84	$(170)	$(244)	$(306)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$442	$189	$—	$—
Other current liabilities	(20)	(19)	—	—
Other liabilities	(338)	(340)	(244)	(306)

Net amount recognized	$84	$(170)	$(244)	$(306)

Amounts included in accumulated other comprehensive
loss (before tax):
Net loss	$666	$869	$10	$57
Prior service benefit	(2)	—	(202)	(228)

K59

Our accumulated benefit obligation for our defined benefit pension plans is $2.6 billion at both December 31, 2021 and 2020, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $358 million and $359 million at December 31, 2021 and 2020, respectively, and had accumulated benefit obligations of $332 million and $330 million at December 31, 2021 and 2020, respectively.

Pension and Other Postretirement Benefit Cost Components

	2021	2020	2019
	($ in millions)

Pension benefits:
Service cost	$43	$40	$35
Interest cost	55	74	93
Expected return on plan assets	(193)	(190)	(179)
Amortization of net losses	66	51	43
Amortization of prior service cost	—	1	1

Net benefit	$(29)	$(24)	$(7)

Other postretirement benefits:
Service cost	$6	$6	$6
Interest cost	7	12	17
Expected return on plan assets	(12)	(14)	(14)
Amortization of net losses	1	—	—
Amortization of prior service benefit	(26)	(25)	(24)

Net benefit	$(24)	$(21)	$(15)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2021
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net gains arising during the year	$(137)	$(46)
Prior service effect of plan amendment	(2)	—
Amortization of net losses	(66)	(1)
Amortization of prior service benefit	—	26

Total recognized in other comprehensive income	$(205)	$(21)

Total recognized in net periodic cost and other comprehensive income	$(234)	$(45)

Net gains arising during the year for both pension benefits and other postretirement benefits were due primarily to higher actual returns on plan assets and increases in discount rates.

K60

The estimated net losses for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $48 million.  The estimated net losses and prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $25 million.

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2021	2020	2019
Pension funded status:
Discount rate	2.97%	2.67%	3.38%
Future salary increases	4.44%	4.21%	4.21%
Other postretirement benefits funded status:
Discount rate	2.72%	2.27%	3.13%
Pension cost:
Discount rate - service cost	3.14%	3.71%	4.55%
Discount rate - interest cost	1.95%	2.92%	3.99%
Return on assets in plans	8.00%	8.25%	8.25%
Future salary increases	4.44%	4.21%	4.21%
Other postretirement benefits cost:
Discount rate - service cost	2.71%	3.41%	4.39%
Discount rate - interest cost	1.57%	2.69%	3.83%
Return on assets in plans	7.75%	8.00%	8.00%
Health care trend rate	6.00%	6.25%	6.50%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2021, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 6.50% for 2022.  We assume the rate will ratably decrease to an ultimate rate of 5.0% for 2028 and remain at that level thereafter.

K61

Assumed health care cost trend rates affect the amounts reported in the financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage Point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	7	(7)

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

Our pension plan’s weighted-average asset allocations, by asset category, were as follows:

	Percentage of Plan Assets at December 31,
	2021	2020

Domestic equity securities	52%	52%
Debt securities	24%	22%
International equity securities	23%	24%
Cash and cash equivalents	1%	2%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2021 of 65% in equity securities and 35% in debt securities compared with 68% in equity securities and 32% in debt securities at December 31, 2020.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2022, we assume an 8.00% return on pension plan assets.

K62

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

The following table sets forth the pension plan’s assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2021 or 2020.

	December 31, 2021
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,383	$—	$1,383
Common collective trusts:
International equity securities	—	397	397
Debt securities	—	367	367
Domestic equity securities	—	189	189
Fixed income securities:
Government and agencies securities	—	170	170
Corporate bonds	—	120	120
Mortgage and other asset-backed securities	—	33	33
Commingled funds	—	160	160
Cash and cash equivalents	42	—	42

Total investments	$1,425	$1,436	$2,861
K63

	December 31, 2020
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,483	$—	$1,483
Common collective trusts:
International equity securities	—	399	399
Debt securities	—	297	297
Fixed income securities:
Government and agencies securities	—	146	146
Corporate bonds	—	117	117
Mortgage and other asset-backed securities	—	24	24
Commingled funds	—	149	149
Cash and cash equivalents	60	—	60

Total investments	$1,543	$1,132	$2,675

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

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $173 million and $165 million at December 31, 2021 and 2020, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2022, we expect to contribute approximately $20 million to our unfunded pension plans for payments to pensioners and approximately $34 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2022.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2022	$148	$34
2023	148	32
2024	148	31
2025	147	30
2026	147	29
Years 2027 – 2031	738	134

K64

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible craft employees.  Premiums under this plan are expensed as incurred and totaled $21 million in 2021, $22 million in 2020, and $31 million in 2019.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, totaled $23 million in 2021, $21 million in 2020, and $22 million in 2019.

13.  Stock-Based Compensation

Under the stockholder-approved LTIP, the Compensation Committee (Committee), which is made up of nonemployee members of the Board, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 8,609,075 remain available for future grants as of December 31, 2021.

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

The Committee granted stock options, RSUs and PSUs pursuant to the LTIP for the last three years as follows:

	2021		2020		2019
	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value
Stock options	42,770	$62.49	43,770	$52.05	47,360	$45.74
RSUs	183,093	240.09	178,190	210.11	219,710	164.47
PSUs	50,100	240.72	78,830	212.66	102,250	160.97

Recipients of certain RSUs and PSUs pursuant to the LTIP who retire prior to October 1st will forfeit awards received in the current year. Receipt of certain LTIP awards is contingent on the recipient having executed a non-compete agreement with the company.

K65

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

	2021	2020	2019
	($ in millions)

Stock-based compensation expense	$54	$28	$53
Total tax benefit	34	44	37

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

The fair value of each option awarded was measured on the date of grant using the Black-Scholes valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. Historical exercise data is used to estimate the average expected option term. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2021, 2020, and 2019, a dividend yield of 1.64%, 1.76%, and 2.06%, respectively, was used for all vested LTIP options.

The assumptions for the LTIP grants for the last three years are shown in the following table:

	2021	2020	2019

Average expected volatility	26%	22%	23%
Average risk-free interest rate	0.75%	1.47%	2.56%
Average expected option term	7.5 years	7.5 years	7.2 years

K66

A summary of changes in stock options is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding at December 31, 2020	1,526,125	$98.17
Granted	42,770	241.79
Exercised	(470,632)	91.66
Forfeited	(2,368)	94.31

Outstanding at December 31, 2021	1,095,895	106.58

The aggregate intrinsic value of options outstanding at December 31, 2021 was $209 million with a weighted-average remaining contractual term of 4.1 years.  Of these options outstanding, 953,680 were exercisable and had an aggregate intrinsic value of $196 million with a weighted-average exercise price of $92.43 and a weighted-average remaining contractual term of 2.5 years.

The following table provides information related to options exercised for the last three years:

	2021	2020	2019
	($ in millions)

Options exercised	470,632	1,171,786	770,597
Total intrinsic value	$83	$144	$86
Cash received upon exercise	42	98	53
Related tax benefits realized	17	29	18

At December 31, 2021, total unrecognized compensation related to options granted under the LTIP was $1 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Common Stock. Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock.

	2021	2020	2019
	($ in millions)

RSUs vested	260,307	204,665	166,197
Common Stock issued net of tax withholding	184,319	146,047	119,346
Related tax benefits realized	$7	$4	$2

K67

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2020	600,240	$148.29
Granted	183,093	240.09
Vested	(260,307)	121.84
Forfeited	(21,923)	201.84

Nonvested at December 31, 2021	501,103	193.23

At December 31, 2021, total unrecognized compensation related to RSUs was $34 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

	2021	2020	2019
	($ in millions)

PSUs earned	78,727	235,935	331,099
Common Stock issued net of tax withholding	49,967	156,477	221,241
Related tax benefits realized	$1	$7	$9

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2020	240,100	$171.34
Granted	50,100	240.72
Earned	(78,727)	147.75
Unearned	(4,143)	147.75
Forfeited	(4,400)	207.40

Balance at December 31, 2021	202,930	197.33

At December 31, 2021, total unrecognized compensation related to PSUs granted under the LTIP was $4 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.

K68

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2021	2020	2019
Available for future grants:
LTIP	8,609,075	8,995,582	9,294,726
TSOP	435,867	435,699	434,401
Issued:
LTIP	632,279	1,270,208	852,869
TSOP	72,639	204,102	258,315

14. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2021 and 2020 amounted to 20,320,777, with a cost of $19 million at both dates.

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income (Loss)	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2021

Pensions and other postretirement liabilities	$(526)	$139	$31	$(356)
Other comprehensive income of equity investees	(68)	22	—	(46)

Accumulated other comprehensive loss	$(594)	$161	$31	$(402)

Year ended December 31, 2020

Pensions and other postretirement liabilities	$(421)	$(125)	$20	$(526)
Other comprehensive income of equity investees	(70)	2	—	(68)

Accumulated other comprehensive loss	$(491)	$(123)	$20	$(594)

K69

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2021
Net gain arising during the year:
Pensions and other postretirement benefits	$185	$(46)	$139
Reclassification adjustments for costs included in net income	41	(10)	31

Subtotal	226	(56)	170

Other comprehensive income of equity investees	24	(2)	22

Other comprehensive income	$250	$(58)	$192

Year ended December 31, 2020
Net loss arising during the year:
Pensions and other postretirement benefits	$(167)	$42	$(125)
Reclassification adjustments for costs included in net income	27	(7)	20

Subtotal	(140)	35	(105)

Other comprehensive income of equity investees	2	—	2

Other comprehensive loss	$(138)	$35	$(103)

Year ended December 31, 2019
Net gain arising during the year:
Pensions and other postretirement benefits	$81	$(20)	$61
Reclassification adjustments for costs included in net income	20	(5)	15

Subtotal	101	(25)	76

Other comprehensive loss of equity investees	(4)	—	(4)

Other comprehensive income	$97	$(25)	$72

15.  Stock Repurchase Programs

We repurchased and retired 12.7 million, 7.4 million, and 11.3 million shares of Common Stock under our stock repurchase programs in 2021, 2020, and 2019, respectively, at a cost of $3.4 billion, $1.4 billion, and $2.1 billion, respectively.
K70

On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. As of December 31, 2021, 8.0 million shares remain authorized for repurchase.

16.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2021	2020	2019	2021	2020	2019
	($ in millions except per share amounts, shares in millions)

Net income	$3,005	$2,013	$2,722	$3,005	$2,013	$2,722
Dividend equivalent payments	(2)	(3)	(5)	—	(2)	—

Income available to common stockholders	$3,003	$2,010	$2,717	$3,005	$2,011	$2,722

Weighted-average shares outstanding	246.9	255.1	263.3	246.9	255.1	263.3
Dilutive effect of outstanding options
and share-settled awards				1.2	1.5	2.3
Adjusted weighted-average shares outstanding				248.1	256.6	265.6

Earnings per share	$12.16	$7.88	$10.32	$12.11	$7.84	$10.25

In each year, dividend equivalent payments were made to holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. There are no options excluded from the dilution calculations due to exercise prices exceeding the average market price of Common Stock for each of the years ended December 31, 2021, 2020, and 2019.

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

K71

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims, all exclusive of legal costs.  To aid in valuing our personal injury liability and determining the amount to accrue with respect to such claims during the year, we utilize studies prepared by an independent consulting actuarial firm.  Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads. The variability inherent in FELA’s fault-based tort system could result in actual costs being different from the liability recorded.  While the ultimate amount of claims incurred is dependent on future developments, in our opinion, the recorded liability is adequate to cover the future payments of claims and is supported by the most recent actuarial study.  In all cases, we record a liability when the expected loss for the claim is both probable and reasonably estimable.

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

Occupational claims – Occupational claims include injuries and illnesses alleged to be caused by exposures which occur over time as opposed to injuries or illnesses caused by a specific accident or event. Types of occupational claims commonly seen allege exposure to asbestos and other claimed toxic substances resulting in respiratory diseases or cancer. Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims liability based upon our history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon judgments we make as to the specific case reserves as well as judgments of the actuarial firm in the quarterly studies.  Our estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting our experience. We adjust the liability quarterly based upon our assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims – We record a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, property damage, and lading damage. The actuarial firm assists us with the calculation of potential liability for third-party claims, except lading damage, based upon our experience including the number
K72

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $49 million at December 31, 2021, and $54 million at December 31, 2020, of which $15 million is classified as a current liability at the end of both 2021 and 2020.  At December 31, 2021, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 88 known locations and projects compared with 100 locations and projects at December 31, 2020. At December 31, 2021, sixteen sites accounted for $36 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

K73

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $800 million ($1.1 billion for specific perils) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers 87% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

Purchase Commitments

At December 31, 2021, we had outstanding purchase commitments totaling $916 million through 2030 for locomotives, track material, long-term service contracts, track and yard expansion projects in connection with our capital programs, freight cars and containers.

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

K74

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2021.  Based on such evaluation, our officers have concluded that, at December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2021.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2021, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
K75

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of Directors,” under the caption “Delinquent Section 16(a) Reports,” under the caption “Committees of the Board,” under the caption “Shareholder Recommendations and Nominations,” and under the caption “The Thoroughbred Code of Ethics” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:
•under the caption “Compensation of Directors;”
•under the caption “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2021 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2021” and “Option Exercises and Stock Vested in 2021” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and,
•under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K76

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2021)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	1,820,307	(3)	$109.88	(5)	8,609,075

Equity compensation plans
not approved by securities holders	185,552	(4)	90.35		435,867	(6)

Total	2,005,859				9,044,942

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of Common Stock.
(4)TSOP.
(5)Calculated without regard to 909,964 outstanding RSUs and PSUs at December 31, 2021.
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

K77

Non-employee Directors, officers, and other key employees residing in the U.S. or Canada are eligible for selection to receive LTIP awards.  Under LTIP, the Committee, or the Corporation’s chief executive officer to the extent the Committee delegates award-making authority pursuant to LTIP, may grant incentive stock options, nonqualified stock options, SARs, RSUs, restricted shares, PSUs and performance shares.  In addition, dividend equivalent payments may be awarded for options, RSUs and PSUs.  Awards under LTIP may be made subject to forfeiture under certain circumstances and the Committee may establish such other terms and conditions for the awards as provided in LTIP.

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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2021 PSU awards, corporate performance will be based directly on return on average capital invested, with total return to stockholders serving as a modifier, and will be settled in shares of Common Stock.

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

K78

Norfolk Southern Corporation Directors’ Restricted Stock Plan

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Related Persons Transactions” and under the caption “Director Independence” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor Firm ID: 185.

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K79

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedule

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K33
		Reports of Independent Registered Public Accounting Firm	K34
		Consolidated Statements of Income, Years ended December 31, 2021, 2020, and 2019	K38
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2021, 2020, and 2019	K39
		Consolidated Balance Sheets at December 31, 2021 and 2020	K40
		Consolidated Statements of Cash Flows, Years ended December 31, 2021, 2020, and 2019	K41
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2021, 2020, and 2019	K42
		Notes to Consolidated Financial Statements	K43

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K91

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
The Bylaws of Norfolk Southern Corporation, as amended January 25, 2022, are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Corporation’s Form 8-K filed on January 26, 2022. (SEC File No. 001-08339)

K80

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
Second Supplemental Indenture, dated as of May 23, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on May 23, 2011. (SEC File No. 001-08339)

(l)
Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $595,504,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

(m)
Third Supplemental Indenture, dated as of September 14, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $4,492,000, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on September 15, 2011. (SEC File No. 001-08339)

K81

(n)
Fourth Supplemental Indenture, dated as of November 17, 2011, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of two series of notes, one in the principal amount of $500 million and one in the principal amount of $100 million, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 17, 2011. (SEC File No. 001-08339)

(o)
Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012. (SEC File No. 001-08339)

(p)
First Supplemental Indenture, dated as of March 15, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on March 15, 2012. (SEC File No. 001-08339)

(q)
Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012. (SEC File No. 001-08339)

(r)
Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012. (SEC File No. 001-08339)

(s)
Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013. (SEC File No. 001-08339)

(t)
Fourth Supplemental Indenture, dated as of November 21, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 21, 2013. (SEC File No. 001-08339)

(u)
Indenture, dated as of June 2, 2015, between Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(v)
First Supplemental Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(w)
Second Supplemental Indenture, dated as of November 3, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 3, 2015. (SEC File No. 001-08339)

(x)
Third Supplemental Indenture, dated as of June 3, 2016, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 3, 2016. (SEC File No. 001-08339)

(y)
Fourth Supplemental Indenture, dated as of May 31, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed May 31, 2017. (SEC File No. 001-08339)

(z)
Indenture, dated as of August 15, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. (SEC File No. 001-08339)

(aa)
Indenture, dated as of February 28, 2018 between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(bb)
First Supplemental Indenture, dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(cc)
Second Supplemental Indenture, dated as of August 2, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 2, 2018. (SEC File No. 001-08339)

K82

(dd)
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019 (SEC File No. 001-08339).

(ee)
Fourth Supplemental Indenture, dated as of October 24, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 4, 2019. (SEC File No. 001-08339)

(ff)
Description of the Registrant’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, is incorporated by reference to Exhibit 4(hh) to Norfolk Southern Corporation's Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(gg)
Fifth Supplemental Indenture, dated as of May 11, 2020, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 11, 2020. (SEC File No. 001-08339)

(hh)
Indenture dated as of May 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 15, 2020. (SEC File No. 001-08339)

(ii)
Sixth Supplemental Indenture, dated as of May 12, 2021, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 12, 2021. (SEC File No. 001-08339)

(jj)
Seventh Supplemental Indenture, dated as of August 25, 2021, between the Registrant and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 25, 2021. (SEC File No. 001-08339)

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of other instruments of Norfolk Southern Corporation and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

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

K83

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

K84

(r)*
Norfolk Southern Corporation Executive Management Incentive Plan, as approved by shareholders May 14, 2015, and as amended effective March 27, 2018, and November 17, 2020, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 8, 2021. (SEC File No. 001-08339)

(s)*
The Norfolk Southern Corporation Directors’ Restricted Stock Plan, adopted January 1, 1994, and amended and restated effective as of January 23, 2015, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2017. (SEC File No. 001-08339)

(t)*
Supplemental Benefit Plan of Norfolk Southern Corporation and Participating Subsidiary Companies, adopted June 1, 1982, as amended and restated effective as of June 26, 2015, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on October 25, 2017. (SEC File No. 001-08339)

(u)*
The Norfolk Southern Corporation Directors’ Charitable Award Program, as amended effective July 2007, is incorporated by reference to Exhibit 10.6 to Norfolk Southern Corporation’s Form 10-Q filed on July 27, 2007. (SEC File No. 001-08339)

(v)
The Norfolk Southern Corporation Thoroughbred Stock Option Plan, as amended effective July 22, 2013, is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 24, 2013. (SEC File No. 001-08339)

(w)*
The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective December 1, 2018, is incorporated by reference to Exhibit 10(y) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

(x)*
The Norfolk Southern Corporation Long-Term Incentive Plan, as approved by shareholders May 14, 2015, and as amended July 29, 2016, November 29, 2016, November 28, 2017, November 27, 2018, and November 19, 2019, is incorporated by referenced to Exhibit 10(aa) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(y)
Amended and Restated Transfer and Administration Agreement dated as of May 28, 2021 is incorporated by reference to Exhibit 10.1 on Norfolk Southern Corporation’s Form 8-K filed on May 28, 2021. (SEC File No. 001-08339)

(z)*
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective December 1, 2019, is incorporated by referenced to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(aa)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2019, is incorporated by reference to Exhibit 10(ww) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

(bb)*
Form of Amended and Restated Change in Control Agreement between Norfolk Southern Form of Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, is incorporated by reference to Exhibit 10(aaaa) to Norfolk Southern Corporation’s Form 10-K filed on February 18, 2009. (SEC File No. 001-08339)

(cc)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for restricted stock units and deferral election form as approved by the Compensation Committee on November 18, 2021.

(dd)*	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on November 16, 2020.

(ee)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Compensation Committee on January 24, 2022.

(ff)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Compensation Committee on November 18, 2021.

(gg)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Compensation Committee on November 18, 2021.

K85

(hh)*
Form of Amendment to Amended and Restated Change in Control Agreement between Norfolk Southern Corporation and the Corporation’s Chairman, President and Chief Executive Officer, to eliminate the excise tax gross-up provision in the Agreement, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on January 23, 2013. (SEC File No. 001-08339)

(ii)*
Form of Change in Control Agreement between Norfolk Southern Corporation and executive officers who entered into a change in control agreement after 2015 is incorporated by reference to Exhibit 10.2 to Norfolk Southern Corporation’s Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339)

(jj)
Credit Agreement dated as of March 27, 2020 establishing a 5 year, $800 million, unsecured revolving credit facility of the Registrant, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation’s Form 8-K filed on March 30, 2020. (SEC File No. 001-08339)

(kk)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Non-Qualified Stock Options as approved by the Compensation Committee on January 24, 2022.

(ll)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Performance Share Units as approved by the Compensation Committee on November 18, 2021.

(mm)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Restricted Stock Units as approved by the Compensation Committee on November 18, 2021.

(nn)*	Offer Letter for Mark R. George, dated August 26, 2019, is incorporated by reference to Exhibit 99.1 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(oo)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Performance-Based Restricted Stock Units is incorporated by reference to Exhibit 99.2 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(pp)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Restricted Stock Units is incorporated by reference to Exhibit 99.3 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(qq)*
Norfolk Southern Corporation Long-Term Incentive Plan Inducement Award Agreement for Non-Qualified Stock Options is incorporated by reference to Exhibit 99.4 to Norfolk Southern Corporation’s Form 8-K filed on August 28, 2019. (SEC File No. 001-08339)

(rr)
A Lease Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(ss)
A Participation Agreement, dated March 1, 2019, between NSRC, BA Leasing BSC, LLC, Bank of America, N.A. as Administrative Agent, and each of the Rent Assignees listed on Schedule II thereto. This Agreement is incorporated by reference herein to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(tt)
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation. This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339).

(uu)*
Norfolk Southern Executive Severance Plan as adopted on May 14, 2020, and as amended July 28, 2020, is incorporated by reference to Exhibit 10.1 to Norfolk Southern Corporation Form 10-Q filed on July 29, 2020. (SEC File No. 001-08339).

(vv)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Pro-Rata Forfeiture of Non-Qualified Stock Options Due to Retirement as approved by the Compensation Committee on January 24, 2022.

(ww)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Pro-Rata Forfeiture of Restricted Stock Units Due to Retirement as approved by the Compensation Committee on January 24, 2022.

K86

(xx)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Pro-Rata Forfeiture of Performance Share Units Due to Retirement as approved by the Compensation Committee on January 24, 2022.

(yy)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Pro-Rata Vesting of Non-Qualified Stock Options as approved by the Compensation Committee on January 24, 2022.

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2021, 2020, and 2019; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2021, 2020, and 2019; (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2021, 2020, and 2019; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2021, 2020, and 2019; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2021 Form 10-K posted on our website at www.norfolksouthern.com under “Invest in NS” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation 650 West Peachtree Street NW Atlanta, Georgia 30308-1925

K87

Item 16.  Form 10-K Summary

Not applicable.

K88

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes Lorri J. Kleine and Mark R. George, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints Lorri J. Kleine and Mark R. George, or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2022.

/s/ James A. Squires
By:	James A. Squires
(Chairman and Chief Executive Officer)

K89

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of February, 2022, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ James A. Squires (James A. Squires)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark R. George (Mark R. George)	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Clyde H. Allison, Jr. (Clyde H. Allison, Jr.)	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Mitchell E. Daniels, Jr. (Mitchell E. Daniels, Jr.)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ John C. Hufford, Jr. (John C. Hufford, Jr.)	Director

/s/ Christopher T. Jones (Christopher T. Jones)	Director

/s/ Thomas C. Kelleher (Thomas C. Kelleher)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ Amy E. Miles (Amy E. Miles)	Director

/s/ Claude Mongeau (Claude Mongeau)	Director

/s/ Jennifer F. Scanlon (Jennifer F. Scanlon)	Director

/s/ John R. Thompson (John R. Thompson)	Director

K90

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2021, 2020, and 2019
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2021
Current portion of casualty and
other claims included in
accounts payable	$182	$20		$80	(2)	$116	(3)	$166
Casualty and other claims
included in other liabilities	169	77	(1)	—		76	(4)	170

Year ended December 31, 2020
Current portion of casualty and
other claims included in
accounts payable	$212	$27		$81	(2)	$138	(3)	$182
Casualty and other claims
included in other liabilities	171	80	(1)	—		82	(4)	169

Year ended December 31, 2019
Current portion of casualty and
other claims included in
accounts payable	$213	$22		$131	(2)	$154	(3)	$212
Casualty and other claims
included in other liabilities	158	89	(1)	—		76	(4)	171

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from accounts payable.
(4)Payments and reclassifications to/from other liabilities.

K91