Form 10-Q
period 2022-03-31
NORFOLK SOUTHERN CORP
filed 2022-04-27
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock ($1.00 par value per share)	238,332,514	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2022	2021
	($ in millions, except per share amounts)

Railway operating revenues	$2,915	$2,639

Railway operating expenses
Compensation and benefits	619	611
Purchased services and rents	437	393
Fuel	301	177
Depreciation	302	292
Materials and other	171	151

Total railway operating expenses	1,830	1,624

Income from railway operations	1,085	1,015

Other income (expense) – net	(5)	7
Interest expense on debt	168	156

Income before income taxes	912	866

Income taxes	209	193

Net income	$703	$673

Earnings per share
Basic	$2.94	$2.67
Diluted	2.93	2.66

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2022	2021
	($ in millions)

Net income	$703	$673
Other comprehensive income, before tax:
Pension and other postretirement benefits	6	11
Other comprehensive income of equity investees	6	—

Other comprehensive income, before tax	12	11
Income tax expense related to items of other comprehensive income	(4)	(3)

Other comprehensive income, net of tax	8	8

Total comprehensive income	$711	$681

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,571	$839
Accounts receivable – net	1,070	976
Materials and supplies	264	218
Other current assets	110	134
Total current assets	3,015	2,167

Investments	3,697	3,707
Properties less accumulated depreciation of $12,123
and $12,031, respectively	31,657	31,653
Other assets	992	966

Total assets	$39,361	$38,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,181	$1,351
Income and other taxes	443	305
Other current liabilities	370	312
Current maturities of long-term debt	1,153	553
Total current liabilities	3,147	2,521

Long-term debt	13,691	13,287
Other liabilities	1,845	1,879
Deferred income taxes	7,217	7,165

Total liabilities	25,900	24,852

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 238,332,514 and 240,162,790 shares,
respectively, net of treasury shares	240	242
Additional paid-in capital	2,203	2,215
Accumulated other comprehensive loss	(394)	(402)
Retained income	11,412	11,586

Total stockholders’ equity	13,461	13,641

Total liabilities and stockholders’ equity	$39,361	$38,493

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2022	2021
	($ in millions)
Cash flows from operating activities
Net income	$703	$673
Reconciliation of net income to net cash provided by operating activities:
Depreciation	302	292
Deferred income taxes	48	52
Gains and losses on properties	(6)	(8)
Changes in assets and liabilities affecting operations:
Accounts receivable	(94)	(95)
Materials and supplies	(46)	(20)
Other current assets	21	9
Current liabilities other than debt	83	158
Other – net	(17)	(46)

Net cash provided by operating activities	994	1,015

Cash flows from investing activities
Property additions	(389)	(265)
Property sales and other transactions	36	37
Investment purchases	(1)	—
Investment sales and other transactions	19	26

Net cash used in investing activities	(335)	(202)

Cash flows from financing activities
Dividends	(297)	(249)
Common stock transactions	(18)	(6)
Purchase and retirement of common stock	(600)	(591)
Proceeds from borrowings	989	—
Debt repayments	(1)	(84)

Net cash provided by (used in) financing activities	73	(930)

Net increase (decrease) in cash and cash equivalents	732	(117)

Cash and cash equivalents
At beginning of year	839	1,115

At end of period	$1,571	$998

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$114	$110
Income taxes (net of refunds)	9	27

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

Comprehensive income:
Net income				703	703
Other comprehensive income			8		8
Total comprehensive income					711
Dividends on common stock,
$1.24 per share				(297)	(297)
Share repurchases	(2)	(19)		(579)	(600)
Stock-based compensation		7		(1)	6

Balance at March 31, 2022	$240	$2,203	$(394)	$11,412	$13,461

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2020	$254	$2,248	$(594)	$12,883	$14,791

Comprehensive income:
Net income				673	673
Other comprehensive income			8		8
Total comprehensive income					681
Dividends on common stock,
$0.99 per share				(249)	(249)
Share repurchases	(3)	(19)		(569)	(591)
Stock-based compensation		12		(1)	11

Balance at March 31, 2021	$251	$2,241	$(586)	$12,737	$14,643

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2022 and December 31, 2021, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2022 and 2021, and our cash flows for the first three months of 2022 and 2021 in conformity with U.S. generally accepted accounting principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2022	2021
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$573	$539
Chemicals	498	459
Metals and construction	375	370
Automotive	226	240
Merchandise	1,672	1,608
Intermodal	854	719
Coal	389	312

Total	$2,915	$2,639

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2022 and December 31, 2021.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 7% and 6% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters ended March 31, 2022 and 2021, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2022	December 31, 2021
	($ in millions)

Customer	$830	$741
Non-customer	240	235

Accounts receivable – net	$1,070	$976

Non-customer receivables include non-revenue related amounts due from other railroads, governmental entities, and others. There were no non-current customer receivables at March 31, 2022, while “Other assets” on the Consolidated Balance Sheets includes $23 million at December 31, 2021. We do not have any material contract assets or liabilities at March 31, 2022 and December 31, 2021.

2.  Stock-Based Compensation

	First Quarter
	2022	2021
	($ in millions)

Stock-based compensation expense	$23	$16
Total tax benefit	13	17

During the first quarter of 2022, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	132,170	$60.40
RSUs	154,901	268.48
PSUs	49,025	274.84

Stock Options

	First Quarter
	2022	2021
	($ in millions)

Options exercised	119,343	212,546
Cash received upon exercise	$10	$19
Related tax benefits realized	5	7

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2022	2021
	($ in millions)

RSUs vested	243,301	257,397
Common Stock issued net of tax withholding	172,364	182,289
Related tax benefits realized	$5	$7

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

	First Quarter
	2022	2021
	($ in millions)

PSUs earned	86,420	78,727
Common Stock issued net of tax withholding	54,651	49,967
Related tax benefits realized	$1	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in millions)

Net income	$703	$673	$703	$673
Dividend equivalent payments	—	(1)	—	—

Income available to common stockholders	$703	$672	$703	$673

Weighted-average shares outstanding	239.3	251.4	239.3	251.4
Dilutive effect of outstanding options and share-settled awards			0.9	1.2
Adjusted weighted-average shares outstanding			240.2	252.6

Earnings per share	$2.94	$2.67	$2.93	$2.66

During the first quarters of 2022 and 2021, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million and none in the first quarters ended March 31, 2022 and 2021, respectively.

4. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three months ended March 31, 2022
Pensions and other postretirement liabilities	$(356)	$—	$4	$(352)
Other comprehensive income (loss) of equity investees	(46)	4	—	(42)

Accumulated other comprehensive loss	$(402)	$4	$4	$(394)

Three months ended March 31, 2021
Pensions and other postretirement liabilities	$(526)	$—	$8	$(518)
Other comprehensive loss of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$8	$(586)

5.  Stock Repurchase Program

We repurchased and retired 2.2 million and 2.3 million shares of Common Stock under our stock repurchase program during the first three months of 2022 and 2021, respectively, at a cost of $600 million and $591 million, respectively. On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.5 billion at both March 31, 2022 and December 31, 2021.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $38 million and $34 million for the first quarters of 2022 and 2021, respectively. Our equity in Conrail’s earnings, net of amortization, was $14 million for both the first quarters of 2022 and 2021. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2022, and December 31, 2021 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $64 million and $63 million for the first quarters of 2022 and 2021, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $10 million and $17 million for the first quarters of 2022 and 2021, respectively.

7.  Debt

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million and a term that expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2022 and December 31, 2021.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter
	2022	2021	2022	2021
	($ in millions)
Service cost	$10	$11	$1	$2
Interest cost	17	13	2	2
Expected return on plan assets	(53)	(48)	(3)	(3)
Amortization of net losses	12	17	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(14)	$(7)	$(6)	$(5)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(14,844)	$(16,251)	$(13,840)	$(17,033)

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $49 million at both March 31, 2022 and December 31, 2021, of which $15 million is classified as a current liability at the end of both periods. At March 31, 2022, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 89 known locations and projects compared with 88 locations and projects at December 31, 2021. At March 31, 2022, eighteen sites accounted for $37 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

11. New Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires annual disclosures when an entity has received government assistance. Entities are required to disclose the types of government assistance received, the accounting treatment for that government assistance, and the effect of the government assistance on the financial statements. The new standard is effective for annual periods beginning after December 15, 2021, and early adoption is permitted. We do not expect this standard to have a material effect on our disclosures. We did not adopt the standard early.

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

Revenue grew 10% in the first quarter as a result of stronger average revenue per unit. Volumes declined compared to the prior year, partly attributable to lower network velocity, and we are progressing with initiatives to improve network fluidity and resiliency for our customers. We experienced an increase in fuel commodity prices, which led to higher fuel surcharge revenues and fuel expense. The overall increase in revenue drove improvements in income from railway operations, net income and diluted earnings per share. However, the net impact of fuel prices on revenues and expenses contributed to the degradation of the operating ratio.

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

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
	2022	2021	% change
	($ in millions, except per share amounts)

Income from railway operations	$1,085	$1,015	7%
Net income	$703	$673	4%
Diluted earnings per share	$2.93	$2.66	10%
Railway operating ratio (percent)	62.8	61.5	2%

Income from railway operations increased due to higher railway operating revenues. Revenue growth was driven by higher fuel surcharge revenues and pricing gains, which exceeded the impact of a 5% volume decline. The rise in revenues was offset in part by increased railway operating expenses, driven by higher fuel prices, other inflationary pressures, and service-related costs. Our share repurchase activity resulted in the increase in diluted earnings per share that exceeded the increase in net income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2022	2021	% change
Merchandise:
Agriculture, forest and consumer products	$573	$539	6%
Chemicals	498	459	8%
Metals and construction	375	370	1%
Automotive	226	240	(6%)
Merchandise	1,672	1,608	4%
Intermodal	854	719	19%
Coal	389	312	25%
Total	$2,915	$2,639	10%

Units
Merchandise:
Agriculture, forest and consumer products	177.6	178.3	—%
Chemicals	129.4	127.0	2%
Metals and construction	148.0	155.0	(5%)
Automotive	81.2	93.7	(13%)
Merchandise	536.2	554.0	(3%)
Intermodal	956.5	1,016.4	(6%)
Coal	165.6	166.5	(1%)
Total	1,658.3	1,736.9	(5%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,228	$3,026	7%
Chemicals	3,850	3,615	7%
Metals and construction	2,535	2,386	6%
Automotive	2,776	2,557	9%
Merchandise	3,118	2,903	7%
Intermodal	893	708	26%
Coal	2,347	1,872	25%
Total	1,758	1,519	16%

Railway operating revenues increased $276 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(51)	$(42)	$(2)
Fuel surcharge revenue	67	73	7
Rate, mix and other	48	104	72

Total	$64	$135	$77

Approximately 90% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $244 million and $97 million in 2022 and 2021, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices. Should the current fuel price environment persist for the remainder of 2022, we expect fuel surcharge revenue to be higher than 2021.

Merchandise

Merchandise revenues increased due to higher average revenue per unit driven by higher fuel surcharge revenue and increased pricing partially offset by decreased volume. Volumes fell as declines in automotive and metals and construction shipments more than offset higher chemical shipments.

Agriculture, forest and consumer products volume decreased, as declines in corn, soybeans, and fertilizers more than offset increases in ethanol and feed. Decreased corn and fertilizer shipments were due to decreased customer demand. Soybean volumes were lower due to slower equipment cycle times. Ethanol and feed shipments were higher due to increased demand in those markets.

Chemicals volume rose as growth in shipments of solid waste and natural gas liquids more than offset declines in petroleum. Volume gains for solid waste and natural gas liquids were driven by increased growth with existing customers. Petroleum volume declined as a result of reduced demand.

Metals and construction volume fell, largely the result of decreased shipments of coil steel, iron and steel driven by commodity pricing and slower equipment cycle times. These declines were partially offset by higher aggregates traffic due to strong demand and rebuilding inventories.

Automotive volume declined due to plant shutdowns, as a result of the global microchip shortage, and slower equipment cycle times.

Merchandise revenues for the remainder of the year are expected to be higher due to increased average revenue per unit, driven by higher fuel surcharge revenue and pricing gains, and volume growth.

Intermodal

Intermodal revenues increased, driven by higher average revenue per unit, a result of higher fuel surcharge revenues, pricing gains and storage service charges, partially offset by lower volume.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2022	2021	% change

Domestic	653.4	639.0	2%
International	303.1	377.4	(20%)

Total	956.5	1,016.4	(6%)

Domestic volume rose due to strong demand, partially offset by labor and capacity constraints, overall supply chain congestion, and limited chassis availability. International volume decreased as supply chain constraints with warehousing, drayage, terminals, ports, labor, and equipment more than offset strong consumer demand.

Intermodal revenues for the remainder of the year are expected to rise, driven by increased fuel surcharge revenue, pricing gains, and volume growth, partially offset by lower storage service revenues.

Coal

Coal revenues increased due to higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2022	2021	% change

Utility	8,961	8,546	5%
Export	6,414	6,693	(4%)
Domestic metallurgical	2,430	2,487	(2%)
Industrial	803	899	(11%)

Total	18,608	18,625	—%

Coal tonnage was flat due to increased utility volume, offset by reduced export, domestic metallurgical, and industrial tonnage. Utility tonnage increased due to strengthened market conditions driven by increased natural gas prices and the need to replenish depleted inventories. Export tonnage decreased due to service disruptions and tight coal supply. Domestic metallurgical coal tonnage fell due to reduced coke shipments related to customer sourcing changes. Industrial coal tonnage decreased due to sourcing challenges with coal supply.

Coal revenues for the remainder of the year are expected to rise due to increased revenue per unit, driven by increased fuel surcharge revenue and pricing gains. Volumes are expected to remain flat.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2022	2021	% change

Compensation and benefits	$619	$611	1%
Purchased services and rents	437	393	11%
Fuel	301	177	70%
Depreciation	302	292	3%
Materials and other	171	151	13%

Total	$1,830	$1,624	13%

Compensation and benefits expense increased as follows:

•increased pay rates (up $10 million),
•overtime (up $9 million),
•stock-based and incentive compensation (up $8 million),
•employee activity levels (down $17 million), and
•other (down $2 million).

Average rail headcount for the quarter was down by over 500 compared with the first quarter of 2021, but up over 200 compared to the fourth quarter of 2021.

Purchased services and rents increased as follows ($ in millions):

	First Quarter
	2022	2021	% change

Purchased services	$349	$318	10%
Equipment rents	88	75	17%

Total	$437	$393	11%

Purchased services increased due to higher intermodal-related expenses, technology costs, as well as, increased operational and transportation expenses. Equipment rents increased due to lower equity in TTX earnings, increased automotive equipment expenses and greater time-and-mileage expense, partially offset by decreased intermodal equipment expenses.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices (up 77%), partially offset by decreased consumption (down 2%). Should the current fuel price environment persist for the remainder of 2022, we expect higher fuel expenses compared to 2021.

Materials and other expenses increased as follows ($ in millions):

	First Quarter
	2022	2021	% change

Materials	$62	$61	2%
Claims	49	38	29%
Other	60	52	15%

Total	$171	$151	13%

Materials expense remained relatively flat. Claims expense increased as a result of higher costs associated with personal injuries. Other expense increased due to higher sales and use taxes and travel expenses. Gains from operating property sales, included in Other, totaled $6 million and $4 million in 2022 and 2021, respectively.

Other income (expense) – net

Other income (expense) – net decreased $12 million due to lower net returns on corporate-owned life insurance (COLI) partially offset by a higher net pension benefit.

Income taxes

The first-quarter effective tax rate was 22.9% compared with 22.3% in the same period last year. The effective rate for 2022 reflects lower tax benefits on stock-based compensation and returns on COLI.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.0 billion for both the first three months of 2022 and 2021. We had negative working capital of $132 million and $354 million at March 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents totaled $1.6 billion at March 31, 2022.

Cash used in investing activities was $335 million for the first three months of 2022, compared with $202 million for the same period last year. The increase was primarily driven by higher property additions.

Cash provided by financing activities was $73 million for the first three months of 2022, while $930 million was used in financing activities for the same period last year, reflecting increased proceeds from borrowing and lower debt repayments, partially offset by higher dividends. We repurchased $600 million of Common Stock in the first three months of 2022 compared to $591 million in the same period last year.  On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to an additional $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

Our debt-to-total capitalization ratio was 52.4% at March 31, 2022, and 50.4% at December 31, 2021. We have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at March 31, 2022 or December 31, 2021. We also have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2022. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both March 31, 2022, and December 31, 2021.

In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow against these policies up to $675 million and $715 million at March 31, 2022 and December 31, 2021, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce or defer expenditures on property additions and decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2021, with the exception of additional senior notes (see Note 7) and $1.0 billion of additional unconditional purchase obligations, which extend through 2025.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  There have been no significant changes to the critical accounting estimates contained in our Form 10-K at December 31, 2021.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.  Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed.  We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.  Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. The current round of bargaining commenced on November 1, 2019, with both management and the unions serving their formal proposals for changes to the collective bargaining agreements, and negotiations are ongoing with the assistance of mediators assigned by the National Mediation Board.

New Accounting Pronouncements

For a detailed discussion of new accounting pronouncements, see Note 11.

Inflation

In preparing financial statements, GAAP requires the use of historical cost that disregards the effects of inflation on the replacement cost of property.  As a capital-intensive company, we have most of our capital invested in long-

lived assets.  The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

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

Additional Information

Investors and others should note that we routinely use the Investor Relations, Performance Metrics, and Sustainability sections of our website (www.norfolksouthern.com/content/nscorp/en/investor-relations.html, http://www.nscorp.com/content/nscorp/en/investor-relations/performance-metrics.html & www.nscorp.com/content/nscorp/en/about-ns/sustainability.html) to post presentations to investors and other important information, including information that may be deemed material to investors. Information about us, including information that may be deemed material, may also be announced by posts on our social media channels, including Twitter (www.twitter.com/nscorp) and LinkedIn (www.linkedin.com/company/norfolk-southern). We may also use our website and social media channels for the purpose of complying with our disclosure obligations under Regulation FD. As a result, we encourage investors, the media, and others interested in Norfolk Southern to review the information posted on our website and social media channels. The information posted on our website and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition and Liquidity.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2022.  Based on such evaluation, our officers have concluded that, at March 31, 2022, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2022, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 10 “Commitments and Contingencies” in the Consolidated Financial Statements.

Item 1A. Risk Factors

The risks set forth in “Risk Factors” included in our 2021 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks remain unchanged and are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

January 1-31, 2022	710,845	$282.97	710,641	7,329,432
February 1-28, 2022	713,439	268.21	713,439	6,615,993
March 1-31, 2022	755,546	274.63	754,866	5,861,127

Total	2,179,830		2,178,946

(1)Of this amount, 884 represent shares tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
(2)On September 26, 2017, our Board of Directors authorized the repurchase of up to an additional 50 million shares of Common Stock through December 31, 2022. On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

1.1
Underwriting Agreement, dated February 15, 2022, among the Registrant and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and U.S. Bancorp Investments, Inc., is incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2022.

4.1
Eighth Supplemental Indenture, dated February 25, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 25, 2022.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2022 and 2021; (iii) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (iv) the Consolidated Statements of Cash Flows for the first three months of 2022 and 2021; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 27, 2022	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 27, 2022	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)