Form 10-Q
period 2022-06-30
NORFOLK SOUTHERN CORP
filed 2022-07-27
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock ($1.00 par value per share)	234,873,651	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions, except per share amounts)

Railway operating revenues	$3,250	$2,799	$6,165	$5,438

Railway operating expenses
Compensation and benefits	614	624	1,233	1,235
Purchased services and rents	481	429	918	822
Fuel	408	188	709	365
Depreciation	304	294	606	586
Materials and other	172	97	343	248

Total railway operating expenses	1,979	1,632	3,809	3,256

Income from railway operations	1,271	1,167	2,356	2,182

Other income (expense) – net	(14)	35	(19)	42
Interest expense on debt	170	161	338	317

Income before income taxes	1,087	1,041	1,999	1,907

Income taxes	268	222	477	415

Net income	$819	$819	$1,522	$1,492

Earnings per share
Basic	$3.46	$3.29	$6.39	$5.96
Diluted	3.45	3.28	6.37	5.94

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions)

Net income	$819	$819	$1,522	$1,492
Other comprehensive income, before tax:
Pension and other postretirement benefits	5	10	11	21
Other comprehensive income of equity investees	2	—	8	—

Other comprehensive income, before tax	7	10	19	21
Income tax expense related to items of other
comprehensive income	(1)	(2)	(5)	(5)

Other comprehensive income, net of tax	6	8	14	16

Total comprehensive income	$825	$827	$1,536	$1,508

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2022	December 31, 2021
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,259	$839
Accounts receivable – net	1,208	976
Materials and supplies	289	218
Other current assets	101	134
Total current assets	2,857	2,167

Investments	3,671	3,707
Properties less accumulated depreciation of $12,267
and $12,031, respectively	31,787	31,653
Other assets	1,021	966

Total assets	$39,336	$38,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,308	$1,351
Income and other taxes	333	305
Other current liabilities	363	312
Current maturities of long-term debt	605	553
Total current liabilities	2,609	2,521

Long-term debt	14,449	13,287
Other liabilities	1,843	1,879
Deferred income taxes	7,281	7,165

Total liabilities	26,182	24,852

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 234,873,651 and 240,162,790 shares,
respectively, net of treasury shares	236	242
Additional paid-in capital	2,190	2,215
Accumulated other comprehensive loss	(388)	(402)
Retained income	11,116	11,586

Total stockholders’ equity	13,154	13,641

Total liabilities and stockholders’ equity	$39,336	$38,493

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2022	2021
	($ in millions)
Cash flows from operating activities
Net income	$1,522	$1,492
Reconciliation of net income to net cash provided by operating activities:
Depreciation	606	586
Deferred income taxes	111	107
Gains and losses on properties	(37)	(75)
Changes in assets and liabilities affecting operations:
Accounts receivable	(230)	(96)
Materials and supplies	(71)	(25)
Other current assets	30	30
Current liabilities other than debt	75	170
Other – net	5	(92)

Net cash provided by operating activities	2,011	2,097

Cash flows from investing activities
Property additions	(837)	(627)
Property sales and other transactions	100	66
Investment purchases	(7)	(5)
Investment sales and other transactions	30	37

Net cash used in investing activities	(714)	(529)

Cash flows from financing activities
Dividends	(591)	(496)
Common stock transactions	(14)	6
Purchase and retirement of common stock	(1,454)	(1,525)
Proceeds from borrowings	1,732	1,087
Debt repayments	(550)	(85)

Net cash used in financing activities	(877)	(1,013)

Net increase in cash and cash equivalents	420	555

Cash and cash equivalents
At beginning of year	839	1,115

At end of period	$1,259	$1,670

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$294	$281
Income taxes (net of refunds)	321	249

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

Comprehensive income:
Net income				703	703
Other comprehensive income			8		8
Total comprehensive income					711
Dividends on common stock,
$1.24 per share				(297)	(297)
Share repurchases	(2)	(19)		(579)	(600)
Stock-based compensation		7		(1)	6

Balance at March 31, 2022	240	2,203	(394)	11,412	13,461

Comprehensive income:
Net income				819	819
Other comprehensive income			6		6
Total comprehensive income					825
Dividends on common stock,
$1.24 per share				(294)	(294)
Share repurchases	(4)	(29)		(821)	(854)
Stock-based compensation		16			16

Balance at June 30, 2022	$236	$2,190	$(388)	$11,116	$13,154

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at June 30, 2022 and December 31, 2021, our results of operations, comprehensive income and changes in stockholders’ equity for the second quarters and first six months of 2022 and 2021, and our cash flows for the first six months of 2022 and 2021 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$624	$578	$1,197	$1,117
Chemicals	552	494	1,050	953
Metals and construction	420	402	795	772
Automotive	257	206	483	446
Merchandise	1,853	1,680	3,525	3,288
Intermodal	972	801	1,826	1,520
Coal	425	318	814	630

Total	$3,250	$2,799	$6,165	$5,438

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at June 30, 2022 and December 31, 2021.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 6% of total “Railway operating revenues” on the Consolidated Statements of Income for the second quarters of 2022 and 2021 and first six months of 2021 and 7% for the first six months of 2022.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	June 30, 2022	December 31, 2021
	($ in millions)

Customer	$924	$741
Non-customer	284	235

Accounts receivable – net	$1,208	$976

Non-customer receivables include non-revenue related amounts due from other railroads, governmental entities, and others. There were no non-current customer receivables at June 30, 2022, while “Other assets” on the Consolidated Balance Sheets included $23 million at December 31, 2021. We do not have any material contract assets or liabilities at June 30, 2022 and December 31, 2021.

2.  Stock-Based Compensation

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions)

Stock-based compensation expense	$13	$16	$36	$32
Total tax benefit	4	8	17	25

During 2022, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Second Quarter		First Six Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	1,640	$84.01	133,810	$60.69
RSUs	9,090	265.31	163,991	268.31
PSUs	2,430	271.83	51,455	274.70

Stock Options

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions)

Options exercised	39,546	128,934	158,889	341,480
Cash received upon exercise	$4	$12	$14	$31
Related tax benefits realized	1	5	6	12

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Second Quarter		First Six Months
	2022	2021	2022	2021
	($ in millions)

RSUs vested	3,652	1,730	246,953	259,127
Common Stock issued net of tax withholding	2,612	1,222	174,976	183,511
Related tax benefits realized	$—	$—	$5	$7

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the second quarters of 2022 or 2021.

	First Six Months
	2022	2021
	($ in millions)

PSUs earned	86,420	78,727
Common Stock issued net of tax withholding	54,651	49,967
Related tax benefits realized	$1	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Second Quarter
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in millions)

Net income	$819	$819	$819	$819
Dividend equivalent payments	(1)	—	(1)	—

Income available to common stockholders	$818	$819	$818	$819

Weighted-average shares outstanding	236.7	248.9	236.7	248.9
Dilutive effect of outstanding options and share-settled awards			0.8	1.1
Adjusted weighted-average shares outstanding			237.5	250.0

Earnings per share	$3.46	$3.29	$3.45	$3.28

	Basic		Diluted
	First Six Months
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in millions)

Net income	$1,522	$1,492	$1,522	$1,492
Dividend equivalent payments	(1)	(1)	(1)	—

Income available to common stockholders	$1,521	$1,491	$1,521	$1,492

Weighted-average shares outstanding	238.0	250.1	238.0	250.1
Dilutive effect of outstanding options and share-settled awards			0.9	1.2
Adjusted weighted-average shares outstanding			238.9	251.3

Earnings per share	$6.39	$5.96	$6.37	$5.94

During the second quarters and first six months of 2022 and 2021, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the second quarter and first six months ended June 30, 2022 and none in the second quarter and first six months ended June 30, 2021.

4. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Six months ended June 30, 2022
Pensions and other postretirement liabilities	$(356)	$—	$8	$(348)
Other comprehensive income (loss) of equity investees	(46)	6	—	(40)

Accumulated other comprehensive loss	$(402)	$6	$8	$(388)

Six months ended June 30, 2021
Pensions and other postretirement liabilities	$(526)	$—	$16	$(510)
Other comprehensive loss of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$16	$(578)

5.  Stock Repurchase Program

We repurchased and retired 5.7 million shares of Common Stock under our stock repurchase program at a cost of $1.5 billion during the first six months of both 2022 and 2021. On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.6 billion and $1.5 billion at June 30, 2022 and December 31, 2021, respectfully.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $36 million and $37 million for the second quarters of 2022 and 2021, respectively, and $74 million and $71 million for the first six months of 2022 and 2021, respectively. Our equity in Conrail’s earnings, net of amortization, was $11 million and $14 million for the second quarters of 2022 and 2021, respectively, and $25 million and $28 million for the first six months of 2022 and 2021, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both June 30, 2022 and December 31, 2021 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $66 million and $61 million for the second quarters of 2022 and 2021, respectively, and $130 million and $124 million for the first six months of 2022 and 2021, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $11 million and $14 million for the second quarters of 2022 and 2021, respectively, and $21 million and $31 million for the first six months of 2022 and 2021, respectively.

7.  Debt

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2022, and December 31, 2021.

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

Pension and postretirement benefit cost components for the second quarter and first six months were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter
	2022	2021	2022	2021
	($ in millions)
Service cost	$10	$11	$2	$1
Interest cost	17	14	2	2
Expected return on plan assets	(54)	(48)	(3)	(3)
Amortization of net losses	12	16	—	1
Amortization of prior service benefit	—	—	(7)	(7)

Net benefit	$(15)	$(7)	$(6)	$(6)

	Pension Benefits		Other Postretirement Benefits
	First Six Months
	2022	2021	2022	2021
	($ in millions)
Service cost	$20	$22	$3	$3
Interest cost	34	27	4	4
Expected return on plan assets	(107)	(96)	(6)	(6)
Amortization of net losses	24	33	—	1
Amortization of prior service benefit	—	—	(13)	(13)

Net benefit	$(29)	$(14)	$(12)	$(11)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(15,054)	$(14,571)	$(13,840)	$(17,033)

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. Summary judgment has been briefed but not decided, and trial is likely to occur in the first quarter of 2023. We continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation or a litigation settlement will not be material. We cannot reasonably estimate the potential loss or range of loss associated with the litigation at this time.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $56 million at June 30, 2022 and $49 million at December 31, 2021, of which $15 million is classified as a current liability at the end of both periods. At June 30, 2022, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 91 known locations and projects compared with 88 locations and projects at December 31, 2021. At June 30, 2022, nineteen sites accounted for $45 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed. Bargaining procedures, which began in November 2019, are ongoing, with the ultimate outcome unknown. The ultimate changes in our labor agreements resulting from this process could significantly increase our costs for health care, wages, and other benefits.

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $800 million ($1.1 billion for specific perils) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers approximately 82% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

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

12. Subsequent Events

On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, making significant changes to its corporate income tax rate. The bill reduces its corporate income tax rate from 9.99% to 4.99%, with reductions occurring in phases beginning each tax year from January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, it is expected that there will be a decrease in “Deferred income taxes” on the Consolidated Balance Sheet and a corresponding decrease in “Income taxes” on the Income Statement in the third quarter of 2022. We currently estimate that the impact will be approximately $135 million.

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

Strong revenue growth drove operating income improvement in the second quarter. Although lower network velocity contributed to volume declines compared to prior year, higher fuel surcharge revenues and pricing gains led to revenue per unit growth that more than offset the impact of lower volume. The increase in fuel commodity prices also led to higher fuel expense. The net impact of fuel prices on revenues and expenses, coupled with lower current-year gains on operating property sales, contributed to the degradation of the railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses). While network fluidity remained challenged, we are taking the steps necessary for service restoration. These efforts include recruiting, training, and retaining our transportation crews as well as evolving our operating plan, with the goal of improving service for our customers.

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

SUMMARIZED RESULTS OF OPERATIONS

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change
	($ in millions, except per share amounts)

Income from railway operations	$1,271	$1,167	9%	$2,356	$2,182	8%
Net income	$819	$819	—%	$1,522	$1,492	2%
Diluted earnings per share	$3.45	$3.28	5%	$6.37	$5.94	7%
Railway operating ratio (percent)	60.9	58.3	4%	61.8	59.9	3%

Income from railway operations increased in both periods due to higher railway operating revenues. Revenue growth was driven by higher fuel surcharge revenues and pricing gains, which exceeded the impact of a 3% and 4% volume decline in the second quarter and first six months, respectively. The rise in revenues was offset in part by increased railway operating expenses, driven by higher fuel prices, other inflationary pressures, service-related costs, lower gains on the sale of operating properties, and higher claims-related expenses. Offsetting the growth in income from railway operations were lower net returns on corporate-owned life insurance (COLI) and higher income taxes. Our share repurchase activity resulted in the percentage increase in diluted earnings per share that exceeded that of net income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Second Quarter			First Six Months
Revenues	2022	2021	% change	2022	2021	% change
Merchandise:
Agriculture, forest and consumer products	$624	$578	8%	$1,197	$1,117	7%
Chemicals	552	494	12%	1,050	953	10%
Metals and construction	420	402	4%	795	772	3%
Automotive	257	206	25%	483	446	8%
Merchandise	1,853	1,680	10%	3,525	3,288	7%
Intermodal	972	801	21%	1,826	1,520	20%
Coal	425	318	34%	814	630	29%
Total	$3,250	$2,799	16%	$6,165	$5,438	13%

Units
Merchandise:
Agriculture, forest and consumer products	183.6	187.7	(2%)	361.2	366.0	(1%)
Chemicals	140.0	133.7	5%	269.4	260.7	3%
Metals and construction	163.9	176.3	(7%)	311.9	331.3	(6%)
Automotive	85.7	82.3	4%	166.9	176.0	(5%)
Merchandise	573.2	580.0	(1%)	1,109.4	1,134.0	(2%)
Intermodal	1,016.5	1,062.6	(4%)	1,973.0	2,079.0	(5%)
Coal	166.1	173.2	(4%)	331.7	339.7	(2%)
Total	1,755.8	1,815.8	(3%)	3,414.1	3,552.7	(4%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,398	$3,076	10%	$3,314	$3,051	9%
Chemicals	3,941	3,691	7%	3,897	3,654	7%
Metals and construction	2,560	2,285	12%	2,548	2,332	9%
Automotive	3,007	2,507	20%	2,894	2,534	14%
Merchandise	3,233	2,896	12%	3,177	2,899	10%
Intermodal	955	754	27%	925	731	27%
Coal	2,562	1,837	39%	2,455	1,854	32%
Total	1,851	1,542	20%	1,806	1,531	18%

Railway operating revenues increased $451 million in the second quarter and $727 million for the first six months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Second Quarter			First Six Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(20)	$(35)	$(13)	$(71)	$(77)	$(15)
Fuel surcharge revenue	121	136	16	188	209	23
Rate, mix and other	72	70	104	120	174	176

Total	$173	$171	$107	$237	$306	$184

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $421 million and $148 million in the second quarters of 2022 and 2021, respectively, and $665 million and $245 million for the first six months of 2022 and 2021, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices. Should the current fuel price environment persist for the remainder of 2022, we expect fuel surcharge revenue to continue to be higher than 2021.

Merchandise

Merchandise revenues increased in both periods due to higher average revenue per unit, driven by higher fuel surcharge revenue and increased pricing, partially offset by decreased volume. Volumes fell in both periods as declines in metals and construction and agriculture, forest, and consumer products shipments more than offset higher chemical shipments.

Agriculture, forest and consumer products volume decreased in both periods, as declines in corn, fertilizers, and pulp more than offset increases in soybeans and feed. Decreased corn and pulp shipments were due to service disruptions. Lower fertilizer shipments were due to high fertilizer prices causing customers to draw down on existing inventories or delay purchases. Soybean volumes were higher due to increased opportunity for exports and feed shipments were up because of increased customer demand.

Chemicals volume rose in both periods due to growth in shipments of sand and solid waste, driven by growth with existing customers.

Metals and construction volume fell in both periods, largely the result of decreased shipments of coil steel, iron and steel, aggregates, scrap metal, and cement driven by commodity pricing, service disruptions and slower equipment cycle times.

Automotive volume increased in the second quarter but decreased for the first six months. Higher shipments in the second quarter were primarily due to production shutdowns in the prior year caused by parts supply issues. Volumes for the first six months were impacted by plant shutdowns, as a result of the global microchip shortage, and slower equipment cycle times.

Merchandise revenues for the remainder of the year are expected to be higher due to increased average revenue per unit, driven by higher fuel surcharge revenue and pricing gains, and volume growth.

Intermodal

Intermodal revenues increased in both periods, driven by higher average revenue per unit, a result of higher fuel surcharge revenues, pricing gains and storage service charges, partially offset by lower volume.

Intermodal units (in thousands) by market were as follows:

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change

Domestic	670.4	661.9	1%	1,323.8	1,300.9	2%
International	346.1	400.7	(14%)	649.2	778.1	(17%)

Total	1,016.5	1,062.6	(4%)	1,973.0	2,079.0	(5%)

Domestic volume rose slightly due to strong demand, partially offset by service disruptions and limited chassis availability. International volume decreased as supply chain constraints with terminals, ports, labor, and chassis availability, as well as excess inventory in the warehousing retail sector more than offset strong consumer demand.

Intermodal revenues for the remainder of the year are expected to rise, driven by increased fuel surcharge revenue, volume growth, and pricing gains, partially offset by lower storage service revenues.

Coal

Coal revenues increased in both periods due to higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue, partially offset by lower volume.

Coal tonnage (in thousands) by market was as follows:

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change

Utility	8,267	8,563	(3%)	17,228	17,109	1%
Export	6,514	6,580	(1%)	12,928	13,273	(3%)
Domestic metallurgical	2,782	3,325	(16%)	5,212	5,812	(10%)
Industrial	1,083	871	24%	1,886	1,770	7%

Total	18,646	19,339	(4%)	37,254	37,964	(2%)

Coal tonnage declined in both periods primarily due to decreased domestic metallurgical tonnage. While utility tonnage increased slightly for the first six months, it experienced a decrease in the second quarter due to service disruptions and tight coal supply. Export tonnage decreased due to service disruptions and tight coal supply. Domestic metallurgical coal tonnage fell due to reduced coke shipments related to customer sourcing changes. Industrial coal tonnage increased in both periods due to increased demand.

Coal revenues for the remainder of the year are expected to rise due to increased volumes.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change

Compensation and benefits	$614	$624	(2%)	$1,233	$1,235	—%
Purchased services and rents	481	429	12%	918	822	12%
Fuel	408	188	117%	709	365	94%
Depreciation	304	294	3%	606	586	3%
Materials and other	172	97	77%	343	248	38%

Total	$1,979	$1,632	21%	$3,809	$3,256	17%

Compensation and benefits expense decreased in both periods as follows:

•incentive and stock-based compensation (down $32 million for the quarter and $24 million for the first six months),
•employee activity levels (up $2 million for the quarter but down $15 million for the first six months),
•overtime (up $4 million for the quarter and $13 million for the first six months),
•increased pay rates (up $11 million for the quarter and $21 million for the first six months), and
•other (up $5 million for the quarter and $3 million for the first six months).

Average rail headcount for the quarter was up by over 100 compared with the second quarter of 2021, and up over 600 compared with the fourth quarter of 2021.

Purchased services and rents increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change

Purchased services	$387	$352	10%	$736	$670	10%
Equipment rents	94	77	22%	182	152	20%

Total	$481	$429	12%	$918	$822	12%

Purchased services increased in both periods due to inflationary pressures which resulted in higher intermodal-related expenses, increased operational and transportation expenses, as well as, higher technology-related costs. Equipment rents increased in both periods as lower network fluidity led to greater time-and-mileage expenses and increased automotive equipment expenses. Additionally, both periods had lower equity in TTX earnings.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in both periods due to higher locomotive fuel prices (up 124% in the second quarter and 102% in the first six months), partially offset by decreased consumption (down 3% in both the second quarter and first six months). Should the current fuel price environment persist for the remainder of 2022, we expect fuel expenses to continue to be higher compared to 2021.

Materials and other expenses increased in both periods as follows ($ in millions):

	Second Quarter			First Six Months
	2022	2021	% change	2022	2021	% change

Materials	$70	$61	15%	$132	$122	8%
Claims	64	43	49%	113	81	40%
Other	38	(7)	643%	98	45	118%

Total	$172	$97	77%	$343	$248	38%

Materials expense increased in both periods due to increased track and freight car materials costs. Locomotive maintenance costs were also higher in the second quarter. Claims expense increased in both periods as a result of higher costs associated with personal injuries, environmental remediation matters, and derailments. Other expense increased in both periods due to lower gains from operating property sales and litigation-related expenses. Gains from operating property sales totaled $28 million and $67 million for the second quarters of 2022 and 2021, respectively, and $34 million and $71 million in the first six months of 2022 and 2021, respectively.

Other income (expense) – net

Other income (expense) – net decreased $49 million in the second quarter and $61 million for the first six months. Both periods experienced lower net returns on COLI partially offset by a higher net pension benefit.

Income taxes

The second-quarter and six month effective tax rates for 2022 were 24.7% and 23.9%, compared with 21.3% and 21.8%, respectively, for the same periods last year. The increases in the effective rates for 2022 reflect lower returns on COLI and lower tax benefits on stock-based compensation. Additionally, in 2021, we recognized a $23 million reduction in deferred taxes associated with a state tax law change.

On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, making significant changes to its corporate income tax rate. The bill reduces its corporate income tax rate from 9.99% to 4.99%, with reductions occurring in phases beginning each tax year from January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, it is expected that there will be a decrease in “Deferred income taxes” on the Consolidated Balance Sheet and a corresponding decrease in “Income taxes” on the Income Statement in the third quarter of 2022. We currently estimate that the impact will be approximately $135 million.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $2.0 billion for the first six months of 2022, compared with $2.1 billion for the same period of 2021. We had working capital of $248 million and negative working capital of $354 million at June 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents totaled $1.3 billion at June 30, 2022.

Cash used in investing activities was $714 million for the first six months of 2022, compared with $529 million for the same period last year. The increase was primarily driven by higher property additions.

Cash used in financing activities was $877 million for the first six months of 2022, while $1.0 billion was used in financing activities for the same period last year, reflecting increased proceeds from borrowing partially offset by higher debt repayments and dividends. We repurchased $1.5 billion of Common Stock in the first six months of both 2022 and 2021.  On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to an additional $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our debt-to-total capitalization ratio was 53.4% at June 30, 2022, and 50.4% at December 31, 2021.

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both June 30, 2022, and December 31, 2021.

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at June 30, 2022 or December 31, 2021.

In addition, we have investments in general purpose corporate-owned life insurance policies and had the ability to borrow against these policies up to $630 million and $715 million at June 30, 2022 and December 31, 2021, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce or defer expenditures on property additions and decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2021, with the exception of additional senior notes (see Note 7) and approximately $1.0 billion of additional unconditional purchase obligations, which extend through 2025.

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

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the Railway Labor Act, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the Railway Labor Act are completed. Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee. After management and the unions served their formal proposals in November 2019 for changes to the collective bargaining agreements, negotiations began in 2020 following the expiration of the last moratorium. On June 17, 2022, the National Mediation Board notified the parties that all practical methods of ending the dispute had been exhausted without effecting a settlement and that its mediation services had been terminated. Although negotiations between the parties continue, this release allowed either party to engage in self-help (strike or lockout) after a 30-day cooling off period. However, because the dispute threatens to interrupt commerce and deprive certain segments of the domestic economy of essential transportation service, President Biden created Presidential Emergency Board (PEB) No. 250, effective July 18, 2022, to investigate the facts of the dispute and make recommendations. The creation of the PEB delays any potential self-help for 60 days while the PEB makes recommendations (expected 30 days from the date the PEB was created) and the parties engage in further negotiations (for a period of 30 days). The outcome of the negotiations cannot be determined at this time; however, if the dispute is not resolved during this final period of negotiations and either party rejects the recommendations of the PEB, self-help could occur in mid-September. As has occurred during prior labor agreement negotiations, the parties could potentially reach an agreement during post-PEB negotiations, or Congress could take legislative action to preempt self-help and avert a service disruption. A service disruption, depending on the duration, could have a material adverse effect on our financial position, results of operations, or liquidity. In addition, changes in our labor agreements could significantly increase our costs for health care, wages, and other benefits.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at June 30, 2022.  Based on such evaluation, our officers have concluded that, at June 30, 2022, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2022, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

April 1-30, 2022	907,332	$262.17	907,332	$9,762,127,094
May 1-31, 2022	1,266,662	244.19	1,266,662	9,452,824,147
June 1-30, 2022	1,327,298	230.97	1,327,298	9,146,255,336

Total	3,501,292		3,501,292

(1)Of this amount, no shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
(2)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of June 30, 2022, $9.1 billion remains authorized for repurchase. Our previous share repurchase program terminated on March 31, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

4.1
Ninth Supplemental Indenture, dated June 13, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2022.

10.1*	Amendment No. 1 dated as of May 29, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021.

10.2*	Amendment No. 2 dated as of June 30, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021.

31-A*	Rule 13a-14(a)/15d-014(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-014(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the second quarter of 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the second quarter and first six months of 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the second quarter and first six months of 2022 and 2021; (iii) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (iv) the Consolidated Statements of Cash Flows for the first six months of 2022 and 2021; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the second quarter and first six months of 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	July 27, 2022	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	July 27, 2022	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)