Form 10-Q
period 2022-09-30
NORFOLK SOUTHERN CORP
filed 2022-10-26
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock ($1.00 par value per share)	231,514,213	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions, except per share amounts)

Railway operating revenues	$3,343	$2,852	$9,508	$8,290

Railway operating expenses
Compensation and benefits	735	609	1,968	1,844
Purchased services and rents	484	432	1,402	1,254
Fuel	383	208	1,092	573
Depreciation	306	297	912	883
Materials and other	163	170	506	418

Total railway operating expenses	2,071	1,716	5,880	4,972

Income from railway operations	1,272	1,136	3,628	3,318

Other income (expense) – net	(2)	14	(21)	56
Interest expense on debt	177	164	515	481

Income before income taxes	1,093	986	3,092	2,893

Income taxes	135	233	612	648

Net income	$958	$753	$2,480	$2,245

Earnings per share
Basic	$4.11	$3.07	$10.49	$9.03
Diluted	4.10	3.06	10.45	8.99

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions)

Net income	$958	$753	$2,480	$2,245
Other comprehensive income, before tax:
Pension and other postretirement benefits	6	10	17	31
Other comprehensive income of equity investees	5	—	13	—

Other comprehensive income, before tax	11	10	30	31
Income tax expense related to items of other
comprehensive income	—	(3)	(5)	(8)

Other comprehensive income, net of tax	11	7	25	23

Total comprehensive income	$969	$760	$2,505	$2,268

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$1,214	$839
Accounts receivable – net	1,151	976
Materials and supplies	276	218
Other current assets	74	134
Total current assets	2,715	2,167

Investments	3,686	3,707
Properties less accumulated depreciation of $12,445
and $12,031, respectively	31,838	31,653
Other assets	1,067	966

Total assets	$39,306	$38,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,486	$1,351
Income and other taxes	299	305
Other current liabilities	408	312
Current maturities of long-term debt	605	553
Total current liabilities	2,798	2,521

Long-term debt	14,463	13,287
Other liabilities	1,828	1,879
Deferred income taxes	7,193	7,165

Total liabilities	26,282	24,852

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 231,514,213 and 240,162,790 shares,
respectively, net of treasury shares	233	242
Additional paid-in capital	2,181	2,215
Accumulated other comprehensive loss	(377)	(402)
Retained income	10,987	11,586

Total stockholders’ equity	13,024	13,641

Total liabilities and stockholders’ equity	$39,306	$38,493

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2022	2021
	($ in millions)
Cash flows from operating activities
Net income	$2,480	$2,245
Reconciliation of net income to net cash provided by operating activities:
Depreciation	912	883
Deferred income taxes	23	158
Gains and losses on properties	(54)	(80)
Changes in assets and liabilities affecting operations:
Accounts receivable	(174)	(102)
Materials and supplies	(58)	(14)
Other current assets	57	57
Current liabilities other than debt	273	294
Other – net	(35)	(128)

Net cash provided by operating activities	3,424	3,313

Cash flows from investing activities
Property additions	(1,282)	(1,025)
Property sales and other transactions	193	135
Investment purchases	(8)	(5)
Investment sales and other transactions	37	48

Net cash used in investing activities	(1,060)	(847)

Cash flows from financing activities
Dividends	(881)	(764)
Common stock transactions	(5)	8
Purchase and retirement of common stock	(2,284)	(2,460)
Proceeds from borrowings	1,732	1,676
Debt repayments	(551)	(576)

Net cash used in financing activities	(1,989)	(2,116)

Net increase in cash and cash equivalents	375	350

Cash and cash equivalents
At beginning of year	839	1,115

At end of period	$1,214	$1,465

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$425	$391
Income taxes (net of refunds)	578	468

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

Comprehensive income:
Net income				703	703
Other comprehensive income			8		8
Total comprehensive income					711
Dividends on common stock,
$1.24 per share				(297)	(297)
Share repurchases	(2)	(19)		(579)	(600)
Stock-based compensation		7		(1)	6

Balance at March 31, 2022	240	2,203	(394)	11,412	13,461

Comprehensive income:
Net income				819	819
Other comprehensive income			6		6
Total comprehensive income					825
Dividends on common stock,
$1.24 per share				(294)	(294)
Share repurchases	(4)	(29)		(821)	(854)
Stock-based compensation		16			16

Balance at June 30, 2022	236	2,190	(388)	11,116	13,154

Comprehensive income:
Net income				958	958
Other comprehensive income			11		11
Total comprehensive income					969
Dividends on common stock,
$1.24 per share				(290)	(290)
Share repurchases	(3)	(31)		(796)	(830)
Stock-based compensation		22		(1)	21

Balance at September 30, 2022	$233	$2,181	$(377)	$10,987	$13,024

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

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at September 30, 2022 and December 31, 2021, our results of operations, comprehensive income and changes in stockholders’ equity for the third quarters and first nine months of 2022 and 2021, and our cash flows for the first nine months of 2022 and 2021 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$642	$564	$1,839	$1,681
Chemicals	570	504	1,620	1,457
Metals and construction	442	424	1,237	1,196
Automotive	276	218	759	664
Merchandise	1,930	1,710	5,455	4,998
Intermodal	942	812	2,768	2,332
Coal	471	330	1,285	960

Total	$3,343	$2,852	$9,508	$8,290

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at September 30, 2022 and December 31, 2021.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. These are distinct performance obligations that are recognized at a point in time when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent a percentage of total “Railway operating revenues” on the Consolidated Statements of Income as follows: 7% for the third quarters of 2022 and 2021, and the first nine months of 2022, and 6% for the first nine months of 2021.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	September 30, 2022	December 31, 2021
	($ in millions)

Customer	$901	$741
Non-customer	250	235

Accounts receivable – net	$1,151	$976

Non-customer receivables include non-revenue related amounts due from other railroads, governmental entities, and others. There were no non-current customer receivables at September 30, 2022, while “Other assets” on the Consolidated Balance Sheets included $23 million at December 31, 2021. We do not have any material contract assets or liabilities at September 30, 2022 and December 31, 2021.

2.  Stock-Based Compensation

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions)

Stock-based compensation expense	$13	$14	$49	$46
Total tax benefit	7	3	24	28

During 2022, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	Third Quarter		First Nine Months
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value

Stock options	6,000	$74.95	139,810	$61.30
RSUs	9,993	240.63	173,984	266.72
PSUs	6,960	256.12	58,415	272.48

Stock Options

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions)

Options exercised	116,881	22,502	275,770	363,982
Cash received upon exercise	$9	$2	$23	$33
Related tax benefits realized	5	1	11	13

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	Third Quarter		First Nine Months
	2022	2021	2022	2021
	($ in millions)

RSUs vested	557	1,100	247,510	260,227
Common Stock issued net of tax withholding	397	761	175,373	184,272
Related tax benefits realized	$—	$—	$5	$7

Performance Share Units

PSUs provide for awards based on the achievement of certain predetermined corporate performance goals at the end of a three-year cycle and are settled through the issuance of shares of Common Stock. All PSUs will earn out based on the achievement of performance conditions and some will also earn out based on a market condition. The market condition fair value was measured on the date of grant using a Monte Carlo simulation model. No PSUs were earned or paid out during the third quarters of 2022 or 2021.

	First Nine Months
	2022	2021
	($ in millions)

PSUs earned	86,420	78,727
Common Stock issued net of tax withholding	54,651	49,967
Related tax benefits realized	$1	$1

3. Income Taxes

On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, which reduced its corporate income tax rate from 9.99% to 4.99%, through a series of phased reductions beginning each tax year from January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, in the third quarter we recognized a $136 million benefit in “Income taxes” with a corresponding reduction in “Deferred income taxes.”

4.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	Third Quarter
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in millions)

Net income	$958	$753	$958	$753
Dividend equivalent payments	—	(1)	—	—

Income available to common stockholders	$958	$752	$958	$753

Weighted-average shares outstanding	233.2	245.3	233.2	245.3
Dilutive effect of outstanding options and share-settled awards			0.8	1.1
Adjusted weighted-average shares outstanding			234.0	246.4

Earnings per share	$4.11	$3.07	$4.10	$3.06

	Basic		Diluted
	First Nine Months
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in millions)

Net income	$2,480	$2,245	$2,480	$2,245
Dividend equivalent payments	(1)	(2)	(1)	—

Income available to common stockholders	$2,479	$2,243	$2,479	$2,245

Weighted-average shares outstanding	236.4	248.5	236.4	248.5
Dilutive effect of outstanding options and share-settled awards			0.8	1.2
Adjusted weighted-average shares outstanding			237.2	249.7

Earnings per share	$10.49	$9.03	$10.45	$8.99

During the third quarters and first nine months of 2022 and 2021, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the third quarter and first nine months ended September 30, 2022 and none in the third quarter and first nine months ended September 30, 2021.

5. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Nine months ended September 30, 2022
Pensions and other postretirement liabilities	$(356)	$—	$14	$(342)
Other comprehensive income (loss) of equity investees	(46)	11	—	(35)

Accumulated other comprehensive loss	$(402)	$11	$14	$(377)

Nine months ended September 30, 2021
Pensions and other postretirement liabilities	$(526)	$—	$23	$(503)
Other comprehensive loss of equity investees	(68)	—	—	(68)

Accumulated other comprehensive loss	$(594)	$—	$23	$(571)

6.  Stock Repurchase Program

We repurchased and retired 9.2 million and 9.4 million shares of Common Stock under our stock repurchase program at a cost of $2.3 billion and $2.5 billion during the first nine months of 2022 and 2021, respectively. On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022.

7.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.6 billion and $1.5 billion at September 30, 2022 and December 31, 2021, respectfully.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $42 million and $37 million for the third quarters of 2022 and 2021, respectively, and $116 million and $108 million for the first nine months of 2022 and 2021, respectively. Our equity in Conrail’s earnings, net of amortization, was $15 million and $14 million for the third quarters of 2022 and 2021, respectively, and $40 million and $42 million for the first nine months of 2022 and 2021, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both September 30, 2022 and December 31, 2021 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and eight other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.65% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $63 million and $59 million for the third quarters of 2022 and 2021, respectively, and $193 million and $183 million for the first nine months of 2022 and 2021, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $18 million and $12 million for the third quarters of 2022 and 2021, respectively, and $39 million and $43 million for the first nine months of 2022 and 2021, respectively.

8.  Debt

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2022 and December 31, 2021.

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

Pension and postretirement benefit cost components for the third quarter and first nine months were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter
	2022	2021	2022	2021
	($ in millions)
Service cost	$10	$10	$1	$1
Interest cost	17	14	3	1
Expected return on plan assets	(53)	(48)	(3)	(3)
Amortization of net losses	12	16	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(14)	$(8)	$(5)	$(7)

	Pension Benefits		Other Postretirement Benefits
	First Nine Months
	2022	2021	2022	2021
	($ in millions)
Service cost	$30	$32	$4	$4
Interest cost	51	41	7	5
Expected return on plan assets	(160)	(144)	(9)	(9)
Amortization of net losses	36	49	—	1
Amortization of prior service benefit	—	—	(19)	(19)

Net benefit	$(43)	$(22)	$(17)	$(18)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

10.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” and “Accounts payable,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(15,068)	$(13,481)	$(13,840)	$(17,033)

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. Summary judgment has been briefed but not decided, and trial is likely to occur in the first quarter of 2023. We continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation or a litigation settlement will not have a material adverse affect on our financial position or results of operations. We cannot reasonably estimate the potential loss or range of loss associated with the litigation at this time.

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $57 million at September 30, 2022 and $49 million at December 31, 2021, of which $15 million is classified as a current liability at the end of both periods. At September 30, 2022, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 86 known locations and projects compared with 88 locations and projects at December 31, 2021. At September 30, 2022, twenty sites accounted for $46 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

In September 2022, management reached tentative agreements with all relevant unions. These tentative agreements, which pertain to years 2020-2024, included retroactive pay increases and other benefits for our craft employees that are higher than our estimates previously recorded for such items. For the third quarter of 2022, “Compensation and benefits” includes $85 million and “Purchased services and rents” includes $3 million of additional expenses pertaining to estimated wage increases recorded in periods prior to July 1, 2022. For the first nine months of 2022, “Compensation and benefits” includes $54 million and “Purchased services and rents” includes $2 million of additional expenses pertaining to estimated wage increases recorded in periods prior to January 1, 2022.

Although some of these agreements have been finalized through ratification by union membership, others remain subject to ratification. In addition, two labor unions did not initially ratify their tentative agreements (with one union putting out a second tentative agreement for a vote and the other agreeing to maintain the status quo as negotiations continue). The outcome of the ratification process cannot be predicted with certainty at this time; however, if one or more of the tentative agreements fails ratification and is not subsequently ratified during a final “status quo” period where self-help (strike or lockout) is not permitted, self-help could occur in mid-November or early December (dates vary by tentative agreement). A service disruption, depending on the duration, could have a material adverse effect on our financial position, results of operations, or liquidity. In addition, the resulting changes in our finalized labor agreements (and our tentative agreements, if ratified) are expected to increase our labor costs.

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

During the third quarter, strong revenue growth drove improved profitability despite higher inflation-related operating expenses. Higher fuel surcharge revenues, resulting from higher fuel commodity prices, and pricing gains led to revenue per unit growth that more than offset the impact of lower volume. The increase in fuel commodity prices also led to higher fuel expense. Additionally, tentative agreements, resulting as part of ongoing labor union negotiations, included retroactive pay increases and other benefits for our craft employees that resulted in increased compensation and benefits expenses. Finally, although we incurred incremental service-related costs, we continued to make progress on efforts to increase network fluidity and improve service for our customers.

SUMMARIZED RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change
	($ in millions, except per share amounts)

Income from railway operations	$1,272	$1,136	12%	$3,628	$3,318	9%
Net income	$958	$753	27%	$2,480	$2,245	10%
Diluted earnings per share	$4.10	$3.06	34%	$10.45	$8.99	16%
Railway operating ratio (percent)	62.0	60.2	3%	61.8	60.0	3%

Income from railway operations increased in both periods, driven by higher railway operating revenues. Revenue growth was the result of higher fuel surcharge revenues and pricing gains, which more than offset the impact of volume declines in both the third quarter and first nine months. The rise in revenues was partly offset by increased railway operating expenses, driven by higher fuel prices, increased labor-related costs resulting from ongoing labor union negotiations, other inflationary pressures, and service-related costs. The first nine months also include higher claims-related expenses and lower gains on the sale of operating properties. The increase in estimates for retroactive wage increases anticipated under our tentative labor agreements and that pertain to prior periods lowered diluted earnings per share by $0.28 and $0.18 in the third quarter and first nine months, respectively. Additionally, net income in both periods includes a $136 million deferred tax benefit resulting from a corporate income tax rate change in the Commonwealth of Pennsylvania, which increased diluted earnings per share by $0.58 and $0.57 in the third quarter and first nine months, respectively. Our share repurchase activity resulted in the percentage increase in diluted earnings per share that exceeded that of net income.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	Third Quarter			First Nine Months
Revenues	2022	2021	% change	2022	2021	% change
Merchandise:
Agriculture, forest and consumer products	$642	$564	14%	$1,839	$1,681	9%
Chemicals	570	504	13%	1,620	1,457	11%
Metals and construction	442	424	4%	1,237	1,196	3%
Automotive	276	218	27%	759	664	14%
Merchandise	1,930	1,710	13%	5,455	4,998	9%
Intermodal	942	812	16%	2,768	2,332	19%
Coal	471	330	43%	1,285	960	34%
Total	$3,343	$2,852	17%	$9,508	$8,290	15%

Units
Merchandise:
Agriculture, forest and consumer products	178.0	181.3	(2%)	539.2	547.3	(1%)
Chemicals	137.9	138.3	—%	407.3	399.0	2%
Metals and construction	168.3	179.2	(6%)	480.2	510.5	(6%)
Automotive	85.4	81.5	5%	252.3	257.5	(2%)
Merchandise	569.6	580.3	(2%)	1,679.0	1,714.3	(2%)
Intermodal	972.7	1,021.0	(5%)	2,945.7	3,100.0	(5%)
Coal	183.0	160.5	14%	514.7	500.2	3%
Total	1,725.3	1,761.8	(2%)	5,139.4	5,314.5	(3%)

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,606	$3,113	16%	$3,411	$3,072	11%
Chemicals	4,135	3,647	13%	3,978	3,651	9%
Metals and construction	2,625	2,360	11%	2,575	2,342	10%
Automotive	3,231	2,679	21%	3,008	2,579	17%
Merchandise	3,388	2,946	15%	3,249	2,915	11%
Intermodal	968	796	22%	940	752	25%
Coal	2,575	2,057	25%	2,498	1,919	30%
Total	1,938	1,619	20%	1,850	1,560	19%

Railway operating revenues increased $491 million in the third quarter and $1.2 billion for the first nine months compared with the same periods last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	Third Quarter			First Nine Months
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$(32)	$(38)	$46	$(103)	$(116)	$28
Fuel surcharge revenue	168	124	35	356	333	58
Rate, mix and other	84	44	60	204	219	239

Total	$220	$130	$141	$457	$436	$325

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $501 million and $174 million in the third quarters of 2022 and 2021, respectively, and $1.2 billion and $419 million for the first nine months of 2022 and 2021, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices. Should the current fuel price environment persist for the remainder of 2022, we expect fuel surcharge revenue to continue to be higher than 2021.

Merchandise

Merchandise revenues increased in both periods due to higher average revenue per unit, driven by higher fuel surcharge revenue and increased pricing, partially offset by lower volume. Volumes fell in both periods as declines in metals and construction and agriculture, forest, and consumer products shipments more than offset higher automotive shipments in the third quarter and chemicals shipments in the first nine months.

Agriculture, forest and consumer products volume decreased in both periods. During the third quarter, declines in ethanol, pulpboard, fertilizer, and pulp, more than offset gains in corn, food oils, feed, and soybeans. During the first nine months, declines in fertilizer, corn, pulpboard, and pulp more than offset increases in feed, soybeans, and food oils. Decreased ethanol shipments in the third quarter were due to a decline in gasoline consumption. Pulpboard shipments declined in both periods due to decreased demand. Lower fertilizer shipments in both periods were driven by high fertilizer prices causing customers to draw down on existing inventories or delay purchases. Pulp shipments decreased in both periods due to equipment availability, service disruptions and over-the-road competition. Increased corn shipments in the third quarter were due to improved cycle times on grain trains. In both periods, feed and food oils shipments increased due to increased customer demand and soybean volumes were higher due to increased opportunity for exports.

Chemicals volume was flat in the third quarter but increased for the first nine months driven by growth in shipments of sand in both periods due to increased demand. Both periods were impacted by reduced shipments of inorganic chemicals, plastics, and organic chemicals, due to decreased demand. The first nine months also saw an increase in solid waste shipments due to growth with existing customers.

Metals and construction volume fell in both periods, largely the result of decreased shipments of coil steel, iron and steel, and scrap metal driven by service disruptions and slower equipment cycle times.

Automotive volume increased in the third quarter but decreased for the first nine months. Higher shipments in the third quarter were primarily due to increased production due to fewer parts supply issues when compared to the prior year, partially offset by slower equipment cycle times. Volume declines for the first nine months were driven by slower equipment cycle times partially offset by fewer parts supply issues when compared to the prior year.

Merchandise revenues for the remainder of the year are expected to be higher due to increased average revenue per unit, driven by higher fuel surcharge revenue and pricing gains.

Intermodal

Intermodal revenues increased in both periods, driven by higher average revenue per unit, a result of higher fuel surcharge revenues and pricing gains, partially offset by lower volume. The first nine months also included higher storage services revenue.

Intermodal units (in thousands) by market were as follows:

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change

Domestic	630.6	656.6	(4%)	1,954.4	1,957.5	—%
International	342.1	364.4	(6%)	991.3	1,142.5	(13%)

Total	972.7	1,021.0	(5%)	2,945.7	3,100.0	(5%)

Domestic volume declined in both periods due to service disruptions and terminal congestion. International volume decreased in both periods as supply chain constraints, equipment shortages, as well as excess retail inventory which more than offset strong consumer demand.

Intermodal revenues for the remainder of the year are expected to be higher due to increased average revenue per unit, driven by higher fuel surcharge revenue and pricing gains.

Coal

Coal revenues increased in both periods due to higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue, and higher volume.

Coal tonnage (in thousands) by market was as follows:

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change

Utility	9,908	8,234	20%	27,136	25,343	7%
Export	6,391	5,650	13%	19,319	18,923	2%
Domestic metallurgical	3,232	3,074	5%	8,444	8,886	(5%)
Industrial	963	940	2%	2,849	2,710	5%

Total	20,494	17,898	15%	57,748	55,862	3%

Coal tonnage increased in both periods primarily due to increased utility and export tonnage. Utility tonnage increased in both periods due to stronger demand. Export tonnage increased due to increased coal supply. Domestic metallurgical coal tonnage increased for the third quarter due to increased coal supply, partially offset by reduced coke shipments related to customer sourcing changes. For the first nine months domestic metallurgical coal tonnage decreased due to reduced coke shipments related to customer sourcing changes. Industrial coal tonnage increased in both periods due to increased demand.

Coal revenues for the remainder of the year are expected to rise due to increased average revenue per unit, driven primarily by higher fuel surcharge revenue, and volume growth.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change

Compensation and benefits	$735	$609	21%	$1,968	$1,844	7%
Purchased services and rents	484	432	12%	1,402	1,254	12%
Fuel	383	208	84%	1,092	573	91%
Depreciation	306	297	3%	912	883	3%
Materials and other	163	170	(4%)	506	418	21%

Total	$2,071	$1,716	21%	$5,880	$4,972	18%

Compensation and benefits expense increased in both periods as follows:

•increased pay rates (up $130 million for the quarter and $151 million for the first nine months),
•employee activity levels (up $28 million for the quarter and $13 million for the first nine months),
•overtime (up $4 million for the quarter and $17 million for the first nine months),
•incentive and stock-based compensation (down $38 million for the quarter and $62 million for the first nine months), and
•other (up $2 million for the quarter and $5 million for the first nine months).

The increase in pay rates in 2022 includes higher estimates associated with previously recorded amounts for retroactive wage increases and other benefits anticipated under our labor agreements. For the third quarter of 2022, compensation and benefits includes $85 million and purchased services includes $3 million of additional expenses pertaining to estimated wage increases recorded in periods prior to July 1, 2022. For the first nine months of 2022, compensation and benefits includes $54 million and purchased services includes $2 million of additional expenses pertaining to estimated wage increases recorded in periods prior to January 1, 2022.

Average rail headcount for the quarter was up by over 800 compared with the third quarter of 2021 due to the hiring of additional conductor trainees.

Purchased services and rents increased in both periods as follows ($ in millions):

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change

Purchased services	$397	$355	12%	$1,133	$1,025	11%
Equipment rents	87	77	13%	269	229	17%

Total	$484	$432	12%	$1,402	$1,254	12%

Purchased services increased in both periods due to inflationary pressures which resulted in higher intermodal-related expenses, increased operational and transportation expenses, as well as higher technology-related costs. Equipment rents increased in both periods as lower network fluidity led to greater time-and-mileage expenses, increased automotive equipment expenses, and higher short-term locomotive resource costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in both periods due to higher locomotive fuel prices (up 88% in the third quarter and 97% in the first nine months), partially offset by decreased consumption (down 2% in the third quarter and 3% in the first nine months). Should the current fuel price environment persist for the remainder of 2022, we expect fuel expenses to continue to be higher compared to 2021.

Materials and other expenses decreased in the third quarter but increased in the first nine months as follows ($ in millions):

	Third Quarter			First Nine Months
	2022	2021	% change	2022	2021	% change

Materials	$83	$71	17%	$215	$193	11%
Claims	58	56	4%	171	137	25%
Other	22	43	(49%)	120	88	36%

Total	$163	$170	(4%)	$506	$418	21%

Materials expense increased in both periods due to increased freight car and track materials costs. Claims expense increased in both periods as a result of higher costs associated with environmental remediation matters and personal injuries partially offset by lower derailment costs. Other expense decreased in the third quarter due to a favorable legal settlement and increased gains on operating property sales, partially offset by higher travel-related expenses. Other expense increased the first nine months due to lower gains on operating property sales and higher travel-related expenses. Gains from operating property sales totaled $17 million and $5 million for the third quarters of 2022 and 2021, respectively, and $51 million and $76 million in the first nine months of 2022 and 2021, respectively.

Other income (expense) – net

Other income decreased $16 million in the third quarter and $77 million for the first nine months. Both periods experienced lower net returns on corporate-owned life insurance (COLI) partially offset by a higher net pension benefit.

Income taxes

The effective tax rates for the third quarter and first nine months of 2022 were 12.4% and 19.8%, lower than the 23.6% and 22.4%, respectively, for the same periods last year primarily due to a change in a state corporate income tax rate. On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, which reduced its corporate income tax rate from 9.99% to 4.99%, through a series of phased reductions beginning each tax year from January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, we recognized a benefit of $136 million in the third quarter of 2022.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $3.4 billion for the first nine months of 2022, compared with $3.3 billion for the same period of 2021. We had negative working capital of $83 million and $354 million at September 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents totaled $1.2 billion at September 30, 2022.

Cash used in investing activities was $1.1 billion for the first nine months of 2022, compared with $847 million for the same period last year. The increase was primarily driven by higher property additions.

Cash used in financing activities was $2.0 billion for the first nine months of 2022, compared with $2.1 billion for the same period last year, reflecting lower repurchases of Common Stock, and increased proceeds from borrowing, partially offset by higher dividends. We repurchased $2.3 billion of Common Stock in the first nine months of 2022 compared to $2.5 billion in the same period last year.  On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to an additional $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

Our debt-to-total capitalization ratio was 53.6% at September 30, 2022, and 50.4% at December 31, 2021.

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had no amounts outstanding under this program and our available borrowing capacity was $400 million at both September 30, 2022, and December 31, 2021.

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at September 30, 2022 or December 31, 2021.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $605 million and $715 million at September 30, 2022 and December 31, 2021, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce or defer expenditures on property additions and decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. Nonetheless, we are monitoring the ongoing impacts of the COVID-19 pandemic, which could lead to a decline of cash inflows from operations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2021, with the exception of additional senior notes (see Note 8) and approximately $1.0 billion of additional unconditional purchase obligations, which extend through 2025.

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

After management and the unions served their formal proposals in November 2019 for changes to the collective bargaining agreements, negotiations began in 2020 following the expiration of the last moratorium. On June 17, 2022, the National Mediation Board notified the parties that all practical methods of ending the dispute had been exhausted without effecting a settlement and that its mediation services had been terminated. Shortly thereafter, President Biden created Presidential Emergency Board (PEB) No. 250, effective July 18, 2022, to investigate the facts of the dispute and make recommendations. The PEB issued its recommendations on August 16, 2022, and the parties engaged in further negotiations. By late September, management had reached tentative agreements with all relevant unions. Some of these agreements have since been finalized through ratification by union membership, but others are still subject to ratification. In addition, two labor unions did not initially ratify their tentative agreements (with one union putting out a second tentative agreement for a vote and the other agreeing to maintain the status quo as negotiations continue).

The outcome of the ratification process for the outstanding tentative agreements cannot be predicted with certainty at this time; however, if one or more of the tentative agreements fails ratification and is not subsequently ratified during a final “status quo” period where self-help (strike or lockout) is not permitted, self-help could occur in mid-November or early December (dates vary by tentative agreement). In this scenario, the parties could voluntarily agree to further delay self-help and continue to pursue voluntary ratification, or Congress could take legislative action to preempt self-help and avert a service disruption. A service disruption, depending on the duration, could have a material adverse effect on our financial position, results of operations, or liquidity. In addition, the resulting changes in our finalized labor agreements (and our tentative agreements, if ratified) are expected to increase labor costs.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at September 30, 2022.  Based on such evaluation, our officers have concluded that, at September 30, 2022, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 11 “Commitments and Contingencies” in the Consolidated Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

July 1-31, 2022	1,129,867	$231.31	1,129,867	$8,884,909,445
August 1-31, 2022	1,166,795	254.47	1,166,795	8,587,999,396
September 1-30, 2022	1,179,619	230.72	1,179,619	8,315,840,542

Total	3,476,281		3,476,281

(1)Of this amount, no shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
(2)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of September 30, 2022, $8.3 billion remains authorized for repurchase. Our previous share repurchase program terminated on March 31, 2022.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

10.1*
Amendment No. 1 dated as of May 27, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021 (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted exhibit or schedule).

10.2*
Amendment No. 2 dated as of June 30, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021 (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted exhibit or schedule).

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the third quarter of 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the third quarter and first nine months of 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the third quarter and first nine months of 2022 and 2021; (iii) the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (iv) the Consolidated Statements of Cash Flows for the first nine months of 2022 and 2021; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the third quarter and first nine months of 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	October 26, 2022	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	October 26, 2022	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)