Form 10-K
period 2022-12-31
NORFOLK SOUTHERN CORP
filed 2023-02-03
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2022

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
Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates at June 30, 2022 was $53,336,433,209 (based on the closing price as quoted on the New York Stock Exchange on June 30, 2022).

The number of shares outstanding of each of the registrant’s classes of common stock, at January 31, 2023: 227,782,202 (excluding 20,320,777 shares held by the registrant’s consolidated subsidiaries).

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

We make available free of charge through our website, www.norfolksouthern.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC).  In addition, the following documents are available on our website and in print to any shareholder who requests them:
•Norfolk Southern Corporation Bylaws
•Charters of the Committees of the Board of Directors
•Corporate Governance Guidelines
•Categorical Independence Standards
•The Thoroughbred Code of Ethics
•Code of Ethical Conduct for Senior Financial Officers

K3

RAILROAD OPERATIONS – At December 31, 2022, we operated approximately 19,100 route miles in 22 states and the District of Columbia.

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
•Cleveland to Kansas City
•Memphis to Chattanooga

K4

The miles operated, which include major leased lines between Cincinnati and Chattanooga, and an exclusive operating agreement for trackage rights over property owned by North Carolina Railroad Company, were as follows:

	Mileage Operated at December 31, 2022
	Route Miles	Second and Other Main Track	Passing Track, Crossovers and Turnouts	Way and Yard Switching	Total

Owned	14,312	2,676	1,957	8,158	27,103
Operated under lease, contract or trackage
rights	4,825	1,889	406	841	7,961

Total	19,137	4,565	2,363	8,999	35,064

We operate freight service over lines with significant ongoing Amtrak and commuter passenger operations and conduct freight operations over trackage owned or leased by Amtrak, New Jersey Transit, Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company, Maryland Department of Transportation, and Michigan Department of Transportation.

The following table sets forth certain statistics relating to our operations for the past five years:

	Years ended December 31,
	2022	2021	2020	2019	2018

Revenue ton miles (billions)	179	178	164	194	207
Revenue per thousand revenue ton miles	$71.35	$62.56	$59.67	$58.21	$55.25
Revenue ton miles (thousands) per railroad employee	9,513	9,694	8,191	7,939	7,822
Ratio of railway operating expenses to railway
operating revenues (railway operating ratio)	62.3%	60.1%	69.3%	64.7%	65.4%

RAILWAY OPERATING REVENUES – Total railway operating revenues were $12.7 billion in 2022.  Following is an overview of our three commodity groups. See the discussion of merchandise revenues by major commodity group, intermodal revenues, and coal revenues and tonnage in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MERCHANDISE – Our merchandise commodity group is composed of four groupings:
•Agriculture, forest and consumer products includes soybeans, wheat, corn, fertilizer, livestock and poultry feed, food products, food oils, flour, sweeteners, ethanol, lumber and wood products, pulp board and paper products, wood fibers, wood pulp, beverages, and canned goods.
•Chemicals includes sulfur and related chemicals, petroleum products (including crude oil), chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes, sand, and natural gas liquids.
•Metals and construction includes steel, aluminum products, machinery, scrap metals, cement, aggregates, minerals, clay, transportation equipment, and items for the U.S. military.
•Automotive includes finished motor vehicles and automotive parts.

In 2022, we handled 2.2 million merchandise carloads, which accounted for 57% of our total railway operating revenues.

K5

INTERMODAL – Our intermodal commodity group consists of shipments moving in domestic and international containers and trailers.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, premium customers and asset-owning companies. In 2022, we handled 3.9 million intermodal units, which accounted for 29% of our total railway operating revenues.

COAL – Coal revenues accounted for 14% of our total railway operating revenues in 2022.  We handled 77 million tons, or 0.7 million carloads, most of which originated on our lines from major eastern coal basins, with the balance from major western coal basins received via the Memphis and Chicago gateways. Our coal franchise supports the electric generation market, directly serving approximately 30 coal-fired power plants, as well as the export, domestic metallurgical and industrial markets, primarily through direct rail and river, lake, and coastal facilities, including various terminals on the Ohio River, at Lamberts Point in Norfolk, Virginia, at the Port of Baltimore, and on Lake Erie.

FREIGHT RATES – Our predominant pricing mechanisms, private contracts and exempt price quotes, are not subject to regulation. In general, market forces are the primary determinant of rail service prices.

RAILWAY PROPERTY

Our railroad infrastructure makes us capital intensive with net properties of approximately $32 billion on a historical cost basis.

Property Additions – Property additions for the past five years were as follows:

	2022	2021	2020	2019	2018
	($ in millions)

Road and other property	$1,345	$1,041	$1,046	$1,371	$1,276
Equipment	603	429	448	648	675

Total	$1,948	$1,470	$1,494	$2,019	$1,951

Our capital spending and replacement programs are and have been designed to assure the ability to provide safe, efficient, and reliable rail transportation services.
K6

Equipment – At December 31, 2022, we owned or leased the following units of equipment:

	Owned	Leased	Total	Capacity of Equipment
Locomotives:				(Horsepower)
Multiple purpose	3,046	—	3,046	11,845,600
Auxiliary units	140	—	140	—
Switching	4	—	4	4,400

Total locomotives	3,190	—	3,190	11,850,000

Freight cars:				(Tons)
Gondola	17,391	2,836	20,227	2,265,085
Hopper	7,818	—	7,818	892,800
Covered hopper	5,571	—	5,571	619,424
Box	2,530	703	3,233	295,536
Flat	1,390	676	2,066	152,719
Other	1,555	—	1,555	69,649

Total freight cars	36,255	4,215	40,470	4,295,213

Other:
Chassis	35,393	1,100	36,493
Containers	18,047	—	18,047
Work equipment	5,408	243	5,651
Vehicles	2,976	14	2,990
Miscellaneous	2,243	—	2,243

Total other	64,067	1,357	65,424

The following table indicates the number and year built for locomotives and freight cars owned at December 31, 2022:

	2022	2021	2020	2019	2018	2013- 2017	2008- 2012	2007 & Before	Total
Locomotives:
No. of units	—	1	10	36	15	260	231	2,637	3,190
% of fleet	—%	—%	—%	1%	1%	8%	7%	83%	100%

Freight cars:
No. of units	236	—	—	200	—	4,202	8,843	22,774	36,255
% of fleet	1%	—%	—%	—%	—%	12%	24%	63%	100%

K7

The following table shows the average age of our owned locomotive and freight car fleets at December 31, 2022 and information regarding 2022 retirements:

	Locomotives	Freight Cars
Average age – in service	27.6 years	25.9 years
Retirements	22 units	1,209 units
Average age – retired	25.2 years	45.5 years

Track Maintenance – Of the 35,100 total miles of track on which we operate, we are responsible for maintaining 28,400 miles, with the remainder being operated under trackage rights from other parties responsible for maintenance.

Over 85% of the main line trackage (including first, second, third, and branch main tracks, all excluding rail operated pursuant to trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 136 pounds per yard. Approximately 40% of our lines, excluding rail operated pursuant to trackage rights, carried 20 million or more gross tons per track mile during 2022.

The following table summarizes several measurements regarding our track roadway additions and replacements during the past five years:

	2022	2021	2020	2019	2018
Track miles of rail installed	541	458	418	449	416
Miles of track surfaced	4,155	4,225	4,785	5,012	4,594
Crossties installed (millions)	2.2	2.0	1.8	2.4	2.2

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

HUMAN CAPITAL MANAGEMENT

Workforce – We employed an average of 18,900 employees during 2022, and 19,300 employees at the end of 2022. Approximately 80% of our railroad employees – referred to as “craft” employees – are covered by collective bargaining agreements with various labor unions. See the discussion of “Labor Agreements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The remainder of our workforce is composed of management employees.

Craft Workforce Levels and Productivity – Maintaining appropriate headcount levels for our craft-employee workforce is critical to our on-time and consistent delivery of customers’ goods and operational efficiency goals. We manage this human capital metric through forecasting tools designed to ensure the optimal level of staffing to meet business demands. We measure and monitor employee productivity based on various factors, including gross ton miles per train and engine employee.

Safety – We are dedicated to providing employees with a safe workplace and the knowledge and tools they need to work safely and return home safely every day. Our commitment to an injury-free workplace is outlined in our Foundation of Safety policy which focuses on rules compliance, responsibility, relationships, and responsiveness. Our safety programs, practices, and messaging further reinforces the importance of working safely. We measure
K8

employee safety performance through internal metrics such as accidents, injuries, and serious injuries per 200,000 employee-hours. We also use metrics established by the Federal Railroad Administration (FRA) to measure FRA reportable accidents and injuries per 200,000 employee-hours. Given the importance of safety among our workforce and business, in 2020, our Board of Directors established a standing Safety Committee that, among other duties, reviews, monitors, and evaluates our compliance with our safety programs and practices.

Attracting and Retaining Management Employees – Our talent strategy for management employees is essential to attracting strong candidates in a competitive talent environment. We evaluate the effectiveness of that strategy by studying market trends, benchmarking the attractiveness of our employee value proposition, maintaining a competitive compensation package, and analyzing retention data.

We also focus on driving employee engagement, which is key to increasing employee productivity, retention, and safety. We take a data-centric approach, including the use of quarterly surveys among management employees, to identify new initiatives that will help boost engagement and drive business results.

Employee Development and Training – We provide a range of developmental programs, opportunities, skills, and resources for our employees to be successful in their careers. We provide classroom instruction, hands-on training and simulation-based training designed to improve training effectiveness and safety outcomes.

We also use modern learning and performance technologies to offer robust professional growth opportunities. Through on-demand digital course offerings, custom-built learning paths, and performance-management tools, our platforms deliver a contemporary, convenient, and inclusive approach to professional development.

Diversity, Equity, and Inclusion – As a leading transportation service company, we understand that competing in the global marketplace requires recruiting the most qualified, talented, and diverse people. We strive to create a diverse, equitable, and inclusive workplace where a wide range of perspectives and experiences are represented, valued, and empowered to thrive.

While our current workforce reflects a broad range of backgrounds and experiences, we continue to focus on building an even more diverse workforce, using technology-driven outreach and multiple recruiting relationships to maintain a robust pipeline of diverse talent.

To underscore our commitment to cultivating a workplace experience where the unique experiences, perspectives, and contributions of all our people are valued, our CEO recently signed the CEO Action for Diversity & Inclusion pledge, which outlines specific actions to create a welcoming environment for discussions and ideas about diversity and inclusion. To advance that commitment, senior leaders from across the company serve on an Inclusion Leadership Council, which partners with the Diversity, Equity, and Inclusion Strategy team in implementing our enterprise inclusion strategy, articulating measurable goals, and holding ourselves accountable.

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
K9

of our revenues comes from either exempt shipments or shipments moving under transportation contracts; the remainder comes from shipments moving under public tariff rates.

Efforts have been made over the past several years to increase federal economic regulation of the rail industry, and such efforts are expected to continue in 2023.  The Staggers Rail Act of 1980 substantially balanced the interests of shippers and rail carriers, and encouraged and enabled rail carriers to innovate, invest in their infrastructure, and compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, we will continue to oppose efforts to reimpose increased economic regulation.

Railroads are also subject to the enactment of laws by Congress and regulation by the U.S. Department of Transportation (DOT) (including the Federal Railroad Administration) and the U.S. Department of Homeland Security (DHS) (including the Transportation Security Administration (TSA)), which regulate most aspects of our operations related to safety, security and cybersecurity.

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

Our security plan also complies with DOT security regulations pertaining to training and security plans with respect to the transportation of hazardous materials. As part of the plan, security awareness training is given to all railroad employees who directly affect hazardous material transportation safety, and is integrated into hazardous material training programs. Additionally, location-specific security plans are in place for rail corridors in certain metropolitan areas referred to as High Threat Urban Areas (HTUA). Particular attention is aimed at reducing risk in a HTUA by: (1) the establishment of secure storage areas for rail cars carrying toxic-by-inhalation (TIH) materials; (2) the expedited movement of trains transporting rail cars carrying TIH materials; (3) reducing the number of unattended loaded tank cars carrying TIH materials; and (4) cooperation with federal, state, local, and tribal governments to identify those locations where security risks are the highest.

K10

We also operate four facilities that are under U.S. Coast Guard (USCG) Maritime Security Regulations. With respect to these facilities, each facility’s security plan has been approved by the applicable Captain of the Port and remains subject to inspection by the USCG.

Additionally, we continue to engage in close and regular coordination with numerous federal and state agencies, including the DHS, the TSA, the Federal Bureau of Investigation, the FRA, the USCG, U.S. Customs and Border Protection, the Department of Defense, and various state Homeland Security offices.

In 2022, through the Norfolk Southern Operation Awareness and Response Program as well as participation in the Transportation Community Awareness and Emergency Response Program, we provided rail accident response training to approximately 5,000 emergency responders, such as local police and fire personnel, utilizing a combination of online training and face-to-face training sessions as well as the Norfolk Southern Safety Train. We also have ongoing programs to sponsor local emergency responders at the Security and Emergency Response Training Center.

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

Item 1A. Risk Factors

The risks set forth in the following risk factors could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. The information set forth in this Item 1A “Risk Factors” should be read in conjunction with the rest of the information included in this annual report, including
Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

REGULATORY AND LEGISLATIVE RISKS

Governmental legislation, regulation, and Executive Orders over commercial, operational, tax, safety, security, or cybersecurity matters could negatively affect us, our customers, the rail industry or the markets we serve. Congress can enact laws, agencies can promulgate regulations, and Executive Orders can be issued that increase or alter regulation that negatively affects us, our customers, the rail industry or the markets we serve. Railroads presently are subject to commercial and operational regulation by the STB, which has jurisdiction to varying extents over rates, routes, customer access provisions, fuel surcharges, conditions of service, and the extension or abandonment of rail lines.

The STB also has jurisdiction over the consolidation, merger, or acquisition of control of and by rail common carriers. Additional or updated regulation of the rail industry by Congress or the STB, whether under new, existing or amended laws or regulations, could have a significant negative impact on our ability to negotiate prices for rail services, on our railway operating revenues, and on the efficiency, conduct, or complexity of our operations. Such additional or updated industry regulation, as well as enactment of any new or updated tax laws, could also negatively impact cash flows from our operating activities and, therefore, result in reduced capital spending on our rail network or abandonment of lines.

Railroads are also subject to the enactment of laws by Congress and regulation by the DOT (including the FRA) and the DHS (including the TSA), which regulate many aspects of our operations related to safety, security and cybersecurity. Additional or updated safety, security, or cybersecurity regulation by Congress, the DOT or DHS could have a negative impact on our business and the efficiency, conduct, or complexity of our operations including (but not limited to) increased operating costs, capital expenditures, claims and litigation.
K11

Our inability to comply with the requirements of existing or updated laws, regulations, or Executive Orders that govern our operations or the rail industry, including but not limited to those pertaining to commercial, operational, tax, safety, security, or cybersecurity matters, could have a material adverse effect on our financial position, results of operations or liquidity.

Federal and state environmental laws and regulations could negatively impact us and our operations. Our operations are subject to extensive federal and state environmental laws and regulations concerning, among other things: emissions to the air; discharges to waterways or groundwater supplies; handling, storage, transportation, and disposal of waste and other materials; and, the cleanup of hazardous material or petroleum releases. The risk of incurring environmental liability, for acts and omissions, past, present, and future, is inherent in the railroad business. This risk includes property owned by us, whether currently or in the past, that is or has been subject to a variety of uses, including our railroad operations and other industrial activity by past owners or our past and present tenants.

Environmental problems that are latent or undisclosed may exist on these properties, and we could incur environmental liabilities or costs, the amount and materiality of which cannot be estimated reliably at this time, with respect to one or more of these properties. Moreover, lawsuits and claims involving other unidentified environmental sites and matters are likely to arise from time to time.

Our inability to comply with the extensive federal and state environmental laws and regulations to which we are subject could result in significant liabilities or otherwise adversely impact our operations.

OPERATIONAL RISKS

Pandemics, epidemics or endemic diseases could further negatively impact us, our customers, our supply chain and our operations. The magnitude and duration of a pandemic, epidemic or endemic disease, and its impact on our customers and general economic conditions can influence the demand for our services and affect our revenues. In addition, such outbreaks could affect our operations and business continuity if a significant number of our essential employees, overall or in a key location, are quarantined from contraction of or exposure to the disease or if governmental orders prevent our employees or critical suppliers from working. To the extent such diseases adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in the risk factors included herein, or may affect our operating and financial results in a manner that is not presently known to us.

A significant cybersecurity incident or other disruption to our technology infrastructure could disrupt our business operations. We rely on information technology, and improvements in that technology, in all aspects of our business. If we experience significant disruption or failure of one or more of information technology systems operated by us or under control of third parties, including computer hardware, software, and communications equipment, we could experience a service interruption, data breach, or other operational difficulties. Although we maintain comprehensive security programs designed to protect our information technology systems, we are continually targeted by threat actors attempting to access our networks. While we have previously experienced cybersecurity events that have had minimal impact, future events may result in more significant impacts to our operations, reputation or results of operations. These potentially impactful events could include unauthorized access to our systems, viruses, ransomware, and/or compromise, acquisition, or destruction of our data. We also could be impacted by cybersecurity events targeting third parties that we rely on for business operations, including third party vendors that have access to our systems or data and third parties in our supply chain. Such a direct or indirect cybersecurity incident could interrupt our service, cause safety failures or operational difficulties, decrease revenues, increase operating costs, impact our efficiency, damage our corporate reputation, and/or expose us to litigation or government action or increased regulation, which could result in penalties, fines or judgments. In addition, our failure to comply with privacy-related or data protection laws and regulations could result in government investigations and proceedings against us, or litigation, resulting in adverse reputational impacts, penalties, and legal liability.

K12

Our business may be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems. If we fail to develop, acquire or implement new technology, or otherwise fail to maintain, protect or integrate our information technology systems, we may suffer a competitive disadvantage within the rail industry and with companies providing alternative modes of transportation service.

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

We face competition from other transportation providers. We are subject to competition from motor carriers, railroads and, to a lesser extent, ships, barges, and pipelines, on the basis of transit time, pricing, and quality and reliability of service. While we have primarily used internal resources to build or acquire and maintain our rail system, trucks and barges have been able to use public rights-of-way maintained by public entities. Any future improvements, expenditures, legislation, or regulation changing or materially increasing the efficiency or reducing the cost of one or more alternative modes of transportation in the regions in which we operate (such as granting materially greater latitude for motor carriers with respect to size or weight limitations or adoption and utilization of autonomous commercial vehicles) could have a material adverse effect on our ability to compete with other modes of transportation.

Capacity constraints could negatively impact our service and operating efficiency. We have experienced and may again experience capacity constraints on our rail network related to employee or equipment shortages, increased demand for rail services, severe weather, congestion on other railroads, including passenger activities, or impacts from changes to our network structure or composition. Such constraints could result in operational inefficiencies or adversely affect our operations.

Significant increases in demand for rail services could result in the unavailability of qualified personnel and resources like locomotives. Changes in workforce demographics, training requirements, and availability of qualified personnel, particularly for engineers and conductors, have negatively impacted and may again negatively impact our ability to meet short-term demand for rail service. Unpredicted increases in demand for rail services may exacerbate such risks and could negatively impact our operational efficiency.

Constraints on the supply chain or the operations of carriers with which we interchange may adversely affect our operations. Our ability to provide rail service to our customers depends in large part upon a functioning global supply chain and our ability to maintain collaborative relationships with connecting carriers (including shortlines and regional railroads) with respect to, among other matters, freight rates, revenue division, car supply and locomotive availability, data exchange and communications, reciprocal switching, interchange, and trackage rights. Deterioration in the supply chain or operations of or service provided by connecting carriers, or in our relationship with those connecting carriers, could result in our inability to meet our customers’ demands or require us to use alternate train routes, which could result in significant additional costs and network inefficiencies. Additionally, any significant consolidations, mergers or operational changes among other railroads may significantly redefine our market access and reach.

We may be negatively affected by terrorism or war. Any terrorist attack, or other similar event, any government response thereto, and war or risk of war could cause significant business interruption. Because we play a critical role in the nation’s transportation system, we could become the target of such an attack or have a significant role in the government’s preemptive approach or response to an attack or war.

Although we currently maintain insurance coverage for third-party liability arising out of war and acts of terrorism, we maintain only limited insurance coverage for first-party property damage and damage to property in our care,
K13

custody, or control caused by certain acts of terrorism. In addition, premiums for some or all of our current insurance programs covering these losses could increase dramatically, or insurance coverage for certain losses could be unavailable to us in the future.

We may be negatively affected by supply constraints resulting from disruptions in the fuel markets or the nature of some of our supplier markets. We consumed approximately 376 million gallons of diesel fuel in 2022. Fuel availability could be affected by limitation in the fuel supply or by imposition of mandatory allocation or rationing regulations. A severe fuel supply shortage arising from production curtailments, increased demand in existing or emerging foreign markets, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or other factors could impact us as well as our customers and other transportation companies.

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

HUMAN CAPITAL RISKS

The vast majority of our employees belong to labor unions, and the renegotiation of labor agreements or any provisions thereof, or any strikes or work stoppages (including any entered into in connection with any such negotiations), could adversely affect our operations. Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Although we recently entered into updated labor agreements with these labor unions, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could significantly increase our costs for health care, wages, and other benefits. Additionally, if our craft employees were to engage in a strike, work stoppage, or other slowdown, including in connection with the renegotiation of any such agreements or any provisions thereof, we could experience a significant disruption in our operations, thereby adversely impacting our results of operations.

Failure to attract and retain key executive officers, or skilled professional or technical employees could adversely impact our business and operations. Our success depends on our ability to attract and retain skilled employees, including a sufficient number of craft employees to enable us to efficiently conduct our operations.
K14

Difficulties in recruiting and retaining skilled employees, including train and engine workers, key executives, and other skilled professional and technical employees; the unexpected loss of such individuals; and/or our inability to successfully transition key roles could each have a material adverse effect on our business and operations.

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

Concern over climate change has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (GHG) emissions. Restrictions, caps, taxes, or other legislative or regulatory controls on GHG emissions, including diesel exhaust, could significantly increase our operating costs and decrease the amount of traffic we handle.

In addition, legislation and regulation related to climate change or GHG emissions could negatively affect the markets we serve and our customers. Even without legislation or regulation, government incentives and adverse publicity relating to climate change or GHG emissions could negatively affect the markets for certain of the commodities we carry, or our customers that use commodities we carry to produce energy (including coal), use significant amounts of energy in producing or delivering the commodities we carry, or manufacture or produce goods that consume significant amounts of energy associated with GHG emissions.

MACROECONOMIC AND MARKET RISKS

We may be negatively impacted by changes in general economic conditions. Negative changes in domestic and global economic conditions, including reduced import and export volumes, could affect the producers and consumers of the freight we carry. Economic conditions could also result in bankruptcies of one or more large customers.

We may be negatively affected by energy prices. Volatility in energy prices could have a significant effect on a variety of items including, but not limited to: the economy; demand for transportation services; business related to the energy sector, including crude oil, natural gas, and coal; fuel prices; and, fuel surcharges.

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

Item 1B. Unresolved Staff Comments

None.

K15

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 17 “Commitments and Contingencies” in the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

K16

Information About Our Executive Officers

Our executive officers generally are elected and designated annually by the Board of Directors (Board) at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board considers appropriate. There are no family relationships among our officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, at February 1, 2023, relating to our officers.

Name, Age, Present Position	Business Experience During Past Five Years

Alan H. Shaw, 55, President and Chief Executive Officer	Present position since May 1, 2022. Served as President from December 1, 2021 to May 1, 2022. Served as Executive Vice President and Chief Marketing Officer from May 16, 2015 to December 1, 2021.

Ann A. Adams, 52, Executive Vice President and Chief Transformation Officer	Present position since April 1, 2019. Served as Vice President Human Resources from April 1, 2016 to April 1, 2019.

Paul B. Duncan, 43, Executive Vice President and Chief Operating Officer
Present position since January 1, 2023.
Served as Senior Vice President Transportation & Network Operations from September 1, 2022 to January 1, 2023. Served as Vice President Network Planning & Operations from March 1, 2022 to September 1, 2022. Prior to joining Norfolk Southern, served as Vice President of Service Design and Performance for BNSF Railway from October 1, 2018 to March 1, 2022 and as Assistant Vice President for Capacity Planning from June 1, 2015 to October 1, 2018.

Claude E. Elkins, Jr., 57, Executive Vice President and Chief Marketing Officer
Present position since December 1, 2021.
Served as Vice President Industrial Products from April 1, 2018 to December 1, 2021. Served as Group Vice President Chemicals from March 1, 2016 to April 1, 2018.

Mark R. George, 55, Executive Vice President and Chief Financial Officer
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

Nabanita C. Nag, 47, Executive Vice President and Chief Legal Officer
Present position since July 1, 2022.
Served as Senior Vice President & Chief Legal Officer from March 1, 2022 to July 1, 2022. Served as General Counsel - Corporate from August 31, 2020 to March 1, 2022. Prior to joining Norfolk Southern, served as Vice President & Corporate Counsel in the Financial Management Law Group at Prudential Financial from March 3, 2014 to August 1, 2020.

Claiborne L. Moore, 43, Vice President and Controller
Present position since March 1, 2022.
Served as Assistant Vice President Corporate Accounting from March 15, 2019 to March 1, 2022. Served as Director Investor Relations from July 1, 2017 to March 15, 2019.

K17

PART II

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK INFORMATION

Common Stock is owned by 19,796 stockholders of record as of December 31, 2022, and is traded on the New York Stock Exchange under the symbol “NSC.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs(2)

October 1-31, 2022	1,027,142	$217.12	1,027,142	$8,092,825,748
November 1-30, 2022	1,023,706	243.00	1,023,706	7,844,066,906
December 1-31, 2022	1,422,612	249.05	1,422,438	7,489,805,905

Total	3,473,460		3,473,286

(1)Of this amount, 174 represent shares tendered by employees in connection with the exercise of stock options under the stockholder-approved Long-Term Incentive Plan (LTIP).
(2)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of December 31, 2022, $7.5 billion remains authorized for repurchase. Our previous share repurchase program terminated on March 31, 2022.
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

In 2022, revenue growth led to year-over-year improvements in income from operations, net income and diluted earnings per share. Throughout the year, we focused on efforts to increase our network fluidity and improve service for our customers. These efforts included the hiring of new conductors in a tight labor market and evolving our operating plan, which collectively drove improvements in our network performance as we concluded the year and is providing strong momentum going into 2023. Additionally, new labor agreements were secured by December 2022 which provided retroactive pay and other benefits for our craft employees. As we head into 2023, we are focused on providing reliable and resilient service and delivering smart sustainable revenue growth that will deliver long-term value to our customers and shareholders.

SUMMARIZED RESULTS OF OPERATIONS

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ in millions, except per share amounts)			(% change)

Income from railway operations	$4,809	$4,447	$3,002	8%	48%
Net income	$3,270	$3,005	$2,013	9%	49%
Diluted earnings per share	$13.88	$12.11	$7.84	15%	54%
Railway operating ratio (percent)	62.3	60.1	69.3	4%	(13%)

Income from railway operations increased in 2022 compared to 2021, driven by higher railway operating revenues. Revenue growth was the result of higher fuel surcharge revenues and pricing gains, which more than offset the impact of volume declines. The rise in revenues was partly offset by increased railway operating expenses, driven by higher fuel prices, other inflationary pressures, service-related costs, increased labor-related costs primarily resulting from labor union negotiations, and higher claims-related expenses. Incremental expenses incurred in 2022 that resulted from finalized labor agreements for wages earned in 2021 and prior periods lowered diluted earnings per share by $0.18. Additionally, net income includes a $136 million deferred tax benefit resulting from a corporate income tax rate change in the Commonwealth of Pennsylvania, which increased diluted earnings per share by $0.58. Our share repurchase activity resulted in the percentage increase in diluted earnings per share that exceeded that of net income. Railway operating ratio (a measure of the amount of operating revenues consumed by operating expenses) increased to 62.3 percent.

Income from railway operations increased in 2021 compared to 2020, the result of a 14% increase in railway operating revenues and a 1% reduction in railway operating expenses. Revenue growth was driven by increased average revenue per unit and higher volumes, the result of improved customer demand. The decline in railway
K19

operating expenses was largely due to the absence of two charges, as 2020 results were adversely impacted by a $385 million loss on asset disposal related to locomotives and a $99 million impairment charge related to an equity method investment. For more information on these charges, see Notes 7 and 6, respectively. Higher fuel costs, purchased services, and compensation and benefits expense mostly offset the reduction associated with these charges. Additionally, gains on the sale of operating properties increased compared to 2020. The 48% increase in income from railway operations drove comparable increases in net income and diluted earnings per share. Our railway operating ratio decreased to 60.1 percent.

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

	Non-GAAP Reconciliation for 2020
	Reported (GAAP)	Loss on Asset Disposal	Investment Impairment	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Railway operating expenses	$6,787	$(385)	$(99)	$6,303
Income from railway operations	$3,002	$385	$99	$3,486
Income before income taxes	$2,530	$385	$99	$3,014
Income taxes	$517	$97	$25	$639
Net income	$2,013	$288	$74	$2,375
Diluted earnings per share	$7.84	$1.12	$0.29	$9.25
Railway operating ratio (percent)	69.3	(3.9)	(1.0)	64.4

In the table below, references to 2020 results and related comparisons use the adjusted, non-GAAP results from the table above.

					2021
			Adjusted	2022	vs. Adjusted
			2020	vs.	2020
	2022	2021	(non-GAAP)	2021	(non-GAAP)
	($ in millions, except per share amounts)			(% change)

Railway operating expenses	$7,936	$6,695	$6,303	19%	6%
Income from railway operations	$4,809	$4,447	$3,486	8%	28%
Income before income taxes	$4,130	$3,878	$3,014	6%	29%
Income taxes	$860	$873	$639	(1%)	37%
Net income	$3,270	$3,005	$2,375	9%	27%
Diluted earnings per share	$13.88	$12.11	$9.25	15%	31%
Railway operating ratio (percent)	62.3	60.1	64.4	4%	(7%)

K20

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a three-year comparison of revenues, volumes (units), and average revenue per unit by commodity group.

	Revenues			2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ in millions)			(% change)
Merchandise:
Agriculture, forest and consumer products	$2,493	$2,251	$2,116	11%	6%
Chemicals	2,148	1,951	1,809	10%	8%
Metals and construction	1,652	1,562	1,333	6%	17%
Automotive	1,038	905	830	15%	9%
Merchandise	7,331	6,669	6,088	10%	10%
Intermodal	3,681	3,163	2,654	16%	19%
Coal	1,733	1,310	1,047	32%	25%
Total	$12,745	$11,142	$9,789	14%	14%

	Units			2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	(in thousands)			(% change)
Merchandise:
Agriculture, forest and consumer products	723.0	725.5	704.4	—%	3%
Chemicals	540.1	529.7	482.0	2%	10%
Metals and construction	634.6	669.0	601.2	(5%)	11%
Automotive	339.1	345.4	329.7	(2%)	5%
Merchandise	2,236.8	2,269.6	2,117.3	(1%)	7%
Intermodal	3,913.1	4,104.1	3,992.1	(5%)	3%
Coal	684.6	658.0	574.1	4%	15%
Total	6,834.5	7,031.7	6,683.5	(3%)	5%

	Revenue per Unit			2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ per unit)			(% change)
Merchandise:
Agriculture, forest and consumer products	$3,448	$3,102	$3,004	11%	3%
Chemicals	3,978	3,684	3,753	8%	(2%)
Metals and construction	2,604	2,334	2,216	12%	5%
Automotive	3,059	2,621	2,518	17%	4%
Merchandise	3,277	2,938	2,875	12%	2%
Intermodal	941	771	665	22%	16%
Coal	2,532	1,991	1,824	27%	9%
Total	1,865	1,584	1,465	18%	8%

K21

Revenues increased $1.6 billion in 2022 and $1.4 billion in 2021 compared to the prior years. Higher revenue for 2022 was the result of increased average revenue per unit, driven by higher fuel surcharge revenue, pricing gains, improved mix, and increased intermodal storage service charges, partially offset by volume declines. In 2021, higher revenue was the result of increased average revenue per unit, driven by pricing gains, higher fuel surcharge revenue, increased intermodal storage service charges and improved mix, as well as volume growth.

The table below reflects the components of the revenue change by major commodity group.

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	($ in millions)
	Merchandise	Intermodal	Coal	Merchandise	Intermodal	Coal

Volume	$(96)	$(147)	$53	$438	$75	$153
Fuel surcharge
revenue	455	417	79	91	178	4
Rate, mix and
other	303	248	291	52	256	106

Total	$662	$518	$423	$581	$509	$263

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Fuel surcharge revenues totaled $1.6 billion, $622 million, and $349 million in 2022, 2021, and 2020, respectively. The increase in fuel surcharge revenues in 2022 and 2021 was driven by higher fuel commodity prices.

For 2023, we expect that revenue growth will be a challenge, as there is substantial economic uncertainty. Additionally, we expect revenue headwinds resulting from lower fuel prices, softening coal pricing, and declining storage service charges. In this difficult environment, we will continue to fight to increase revenue by recapturing truck-competitive freight and achieving pricing gains.

MERCHANDISE revenues increased in both 2022 and 2021 compared with the prior years. In 2022, revenues rose due to higher average revenue per unit, driven by higher fuel surcharge revenue and increased pricing, partially offset by lower volume. Decreased volumes in metal and construction and automotive shipments more than offset higher chemical shipments. In 2021, revenues rose due to increased volume and higher average revenue per unit driven by increased fuel surcharge revenue and pricing. Volumes increased in all merchandise commodity groups, reflecting economic recovery following the onset of the COVID-19 pandemic.

Agriculture, forest and consumer products revenues increased in both 2022 and 2021 compared with the prior years. In 2022, the rise was the result of increased average revenue per unit, the result of higher fuel surcharge revenue and pricing gains, while volumes were nearly flat. Declines in pulpboard, fertilizer, and pulp, were offset by increases in soybeans, feed, and corn. Pulpboard and pulp shipments declined due to decreased demand, equipment availability, service disruptions, and production down time. Lower fertilizer shipments were driven by high fertilizer prices causing customers to draw down on existing inventories or delay purchases as well as production disruptions. Soybean volumes were higher due to increased opportunity for exports. Feed shipments were higher due to increased customer demand. Increased corn shipments were due to improved equipment cycle times. In 2021, higher revenues were the result of higher volume across almost all markets, as the economy improved from the early months of the pandemic in 2020, and increased average revenue per unit, the result of pricing gains and higher fuel surcharge revenue. Gains in ethanol, pulpboard, beverages, lumber and wood, and woodchips more than offset declines in soybeans and pulp.

Chemicals revenues increased in both 2022 and 2021 compared with the prior years. In 2022, the increase was the result of higher average revenue per unit, driven by fuel surcharge revenue and pricing gains, and volume growth.
K22

Increases in sand and solid waste shipments were partially offset by declines in plastics, inorganic chemicals, organic chemicals, and natural gas liquids. The increase in sand was due to greater demand resulting from sustained high natural gas prices. Solid waste shipments increased due to growth with existing customers. Plastics shipments decreased due to softening of the housing market. Declines in inorganic chemicals, organic chemicals, and natural gas liquids shipments were due to decreased demand and reduced production. In 2021, the increase was the result of volume growth partially offset by lower average revenue per unit, driven by mix of traffic. The increase in volume was due to economic and production recovery since the beginning of the pandemic, despite ongoing challenges in the energy markets. The markets with the largest gains were solid waste, industrial chemicals, sand, natural gas liquids, and plastics.

Metals and construction revenues were higher in both 2022 and 2021 compared with the prior years. In 2022, revenue growth was driven by higher average revenue per unit, the result of higher fuel surcharge revenue and pricing gains, partially offset by lower volume. Volumes fell largely as a result of decreased shipments of coil steel, iron and steel, and scrap metal driven by service disruptions and slower equipment cycle times. In 2021, revenue growth was driven by increased volumes and higher average revenue per unit, the result of pricing gains and higher fuel surcharge revenue. Volume increased across almost all markets due to economic improvement since the beginning of the pandemic. The commodities serving the metal production industry, including coil steel, scrap metal, and iron and steel, experienced the largest gains.

Automotive revenues rose in both 2022 and 2021 compared with the prior years. The increase in revenues in 2022 was driven by higher average revenue per unit, due to higher fuel surcharge revenue and pricing gains, partially offset by volume declines. Volume declines were the result of slower equipment cycle times partially offset by fewer parts supply issues due to easing supply chain congestion when compared to the prior year. In 2021, the increase in revenues was driven by volume growth and higher average revenue per unit, a result of an increase in fuel surcharge revenue and pricing gains. Automotive volumes were higher due primarily to increased retail demand and the impact of prior-year pandemic-induced production shutdowns. This was partially offset by the impact of the microchip shortage on production.

INTERMODAL revenues increased in both 2022 and 2021 compared with the prior years. The increase in 2022 was the result of higher average revenue per unit, driven by higher fuel surcharge revenue, pricing gains, and increased storage service charges, partially offset by decreased volume. The rise in 2021 was primarily the result of higher average revenue per unit driven by increased storage service charges, higher fuel surcharge revenue and pricing gains.

Intermodal units by market were as follows:

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	(units in thousands)			(% change)

Domestic	2,573.6	2,630.6	2,568.7	(2%)	2%
International	1,339.5	1,473.5	1,423.4	(9%)	4%

Total	3,913.1	4,104.1	3,992.1	(5%)	3%

Domestic volume decreased in 2022 but increased in 2021 compared with the prior years. In 2022, volume declined due to service disruptions, terminal congestion, strong over-the-road competition, and increased truck availability. In 2021, volume rose due to strong consumer demand which was partially offset by overall supply chain congestion, including equipment availability issues.

International volume fell in 2022 but rose in 2021. The decline in 2022 was the result of supply chain constraints, chassis shortages, and excess retail inventory. The increase in 2021 was the result of strong import demand despite being limited by various supply chain constraints, including chassis availability issues.
K23

COAL revenues increased in both 2022 and 2021 compared with the prior years. The increase in 2022 was due to higher average revenue per unit, driven by pricing gains and higher fuel surcharge revenue, and increased volumes. The increase in 2021 was due to increased volumes and higher average revenue per unit driven by pricing gains and positive mix.

As shown in the following table, total tonnage increased in both 2022 and 2021.

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	(tons in thousands)			(% change)

Utility	35,705	33,169	32,479	8%	2%
Export	25,887	24,886	18,900	4%	32%
Domestic metallurgical	11,307	11,804	9,441	(4%)	25%
Industrial	3,765	3,595	3,566	5%	1%

Total	76,664	73,454	64,386	4%	14%

Utility coal tonnage increased in both 2022 and 2021 compared with the prior years. The increase in 2022 was due to increased demand and service improvements. The increase in 2021 was due to higher natural gas prices and increased demand from coal-sourced electrical generation.

Export coal tonnage increased in both periods compared with prior years. The increase in 2022 was a result of strong global demand and increased coal supply. The increase in 2021 was a result of strong seaborne pricing, improved global economic conditions, and greater global demand.

Domestic metallurgical coal tonnage decreased in 2022 but increased in 2021 compared with the prior years. The decrease in 2022 was the result of reduced coke shipments related to customer sourcing changes and idled customer facilities. The increase in 2021 was the result of strong recovery in the steel market.

Industrial coal tonnage increased in both 2022 and 2021 compared with the prior year as a result of increased demand.

Railway Operating Expenses

Railway operating expenses summarized by major classifications were as follows:

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ in millions)			(% change)

Compensation and benefits	$2,621	$2,442	$2,373	7%	3%
Purchased services and rents	1,922	1,726	1,687	11%	2%
Fuel	1,459	799	535	83%	49%
Depreciation	1,221	1,181	1,154	3%	2%
Materials and other	713	547	653	30%	(16%)
Loss on asset disposal	—	—	385

Total	$7,936	$6,695	$6,787	19%	(1%)

K24

In 2022, expenses increased primarily as a result of higher fuel prices, other inflationary pressures, service-related costs, increased labor-related costs resulting from labor union negotiations, and higher claims expenses. In 2021, expenses declined primarily as a result of the absence of the 2020 loss on asset disposal and the equity method investment impairment charge, which is included in purchased services and rents. This was partially offset by higher fuel costs, increased other purchased services, and higher compensation and benefits expense.

Compensation and benefits increased in 2022, reflecting changes in:

•increased pay rates (up $188 million),
•employee activity levels (up $51 million),
•overtime (up $18 million),
•incentive and stock-based compensation (down $79 million), and
•other (up $1 million).

The increase in pay rates in 2022 includes payments in excess of amounts previously estimated in 2021 and 2020 for retroactive wage increases and other benefits under our labor agreements. In 2022, compensation and benefits includes $54 million and purchased services includes $2 million of additional expenses pertaining to compensation earned in those periods.

In 2021, compensation and benefits increased, a result of changes in:

•incentive and stock-based compensation (up $128 million),
•overtime and recrews (up $47 million),
•increased pay rates (up $41 million),
•health and welfare benefits for craft employees (down $19 million),
•employee activity levels (down $154 million), and
•other (up $26 million).

Our employment averaged 18,900 in 2022, compared with 18,500 in 2021, and 20,200 in 2020.

Purchased services and rents includes the costs of services purchased from external vendors and contractors, including the net costs of operating joint (or leased) facilities with other railroads and the net cost of equipment rentals.

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ in millions)			(% change)

Purchased services	$1,565	$1,409	$1,387	11%	2%
Equipment rents	357	317	300	13%	6%

Total	$1,922	$1,726	$1,687	11%	2%

The increase in purchased services in 2022 was due to inflationary pressures which resulted in higher intermodal-related expenses, and increased operational and transportation expenses, as well as higher technology-related costs. The increase in purchased services in 2021 was due to increased technology costs, higher intermodal-related expenses, and increased Conrail, Inc. (Conrail) costs. This was partially offset by the absence of a prior year $99 million impairment related to an equity method investment.

Equipment rents, which includes our cost of using equipment (mostly freight cars) owned by other railroads or private owners less the rent paid to us for the use of our equipment, increased in both periods. In 2022, the increase was the result of lower network fluidity which led to greater time-and-mileage expenses, increased automotive and
K25

intermodal equipment expenses, and higher short-term locomotive resource costs. In 2021, equipment rents were higher for general-use equipment due to decreased network velocity and increased volume. These increases were partially offset by lower intermodal costs and higher equity in TTX earnings.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased in both periods. The change in both years was due to higher locomotive fuel prices (up 87% in 2022 and 43% in 2021) which increased expenses by $634 million in 2022 and $224 million in 2021. Locomotive fuel consumption decreased 2% in 2022, but increased 4% in 2021. We consumed 376 million gallons of diesel fuel in 2022, compared with 384 million gallons in 2021 and 368 million gallons in 2020.

Depreciation expense increased in both periods, a reflection of reinvestment in our infrastructure, rolling stock, and technology.

Materials and other expenses increased in 2022 but decreased in 2021 as shown in the following table.

				2022	2021
	2022	2021	2020	vs. 2021	vs. 2020
	($ in millions)			(% change)

Materials	$283	$250	$274	13%	(9%)
Claims	270	165	179	64%	(8%)
Other	160	132	200	21%	(34%)

Total	$713	$547	$653	30%	(16%)

Materials expense increased in 2022 but decreased in 2021. The increase in 2022 is due to increased locomotive, freight car, and track materials costs. In 2021, the decrease was due primarily to lower maintenance requirements as a result of fewer locomotives and freight cars in service.

Claims expense includes costs related to personal injury, property damage, and environmental matters. The increase in 2022 was primarily the result of higher costs associated with unfavorable personal injury case development, increased environmental remediation expenses, and higher lading and property damage costs. The decrease in 2021 was primarily the result of lower costs associated with derailments and personal injuries.

Other expense increased in 2022, primarily due to higher travel-related expenses, increased non-income based taxes, and lower gains from sales of operating property, partially offset by lower relocation expenses. In 2021, other expense decreased primarily due to higher gains from sales of operating property. Gains from operating property sales amounted to $76 million, $82 million, and $26 million in 2022, 2021, and 2020, respectively.

Loss on asset disposal

During 2020, we recorded a $385 million charge related to the disposal of 703 locomotives. For more information on the impact of the charge, see Note 7.

Other income – net

Other income – net decreased in both 2022 and 2021. Other income fell in 2022 due to lower net returns on corporate-owned life insurance (COLI) partially offset by a higher net pension benefit and increased interest income. The decrease in 2021 was driven by lower net returns on COLI and lower gains on sales of non-operating property.

K26

Income taxes

The effective income tax rate was 20.8% in 2022, compared with 22.5% in 2021 and 20.4% in 2020.  The current year benefited by $136 million due to an enacted reduction to the Pennsylvania corporate income tax rate while 2021 benefited by $34 million due to various state law changes (see Note 4). All years experienced favorable benefits associated with stock-based compensation, while 2021 and 2020 benefited from COLI returns.

For 2023, we expect an effective income tax rate between 23% and 24%.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Cash provided by operating activities, our principal source of liquidity, was $4.2 billion in 2022, $4.3 billion in 2021, and $3.6 billion in 2020. The decrease in 2022 reflected changes in working capital, offset in part by improved operating results. The increase in 2021 was primarily the result of improved operating results. We had negative working capital of $642 million at December 31, 2022 and $354 million at December 31, 2021. Cash and cash equivalents totaled $456 million and $839 million at December 31, 2022, and 2021, respectively. We expect that cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to reduce property additions and shareholder distributions, including share repurchases, provides us additional flexibility to meet our ongoing obligations.

Contractual obligations at December 31, 2022, including those that may have material cash requirements, include interest on fixed-rate long-term debt, long-term debt (Note 9), unconditional purchase obligations (Note 17), long-term advances from Conrail (Note 6), operating leases (Note 10), agreements with Consolidated Rail Corporation (CRC) (Note 6), and unrecognized tax benefits (Note 4).

	Total	2023	2024 - 2025	2026 - 2027	2028 and Subsequent
	($ in millions)

Interest on fixed-rate long-term debt	$17,085	$643	$1,239	$1,144	$14,059
Long-term debt principal	16,012	603	957	1,223	13,229
Unconditional purchase obligations	1,650	757	736	80	77
Long-term advances from Conrail	534	—	—	—	534
Operating leases	462	103	182	96	81
Agreements with CRC	272	42	84	84	62
Unrecognized tax benefits*	22	—	—	—	22

Total	$36,037	$2,148	$3,198	$2,627	$28,064

* This amount is shown in the 2028 and Subsequent column because the year of settlement cannot be reasonably estimated.

Off balance sheet arrangements consist primarily of unrecognized obligations, including unconditional purchase obligations and future interest payments on fixed-rate long-term debt, which are included in the table above.

Cash used in investing activities was $1.6 billion in 2022, and $1.2 billion in both 2021 and 2020.  The increase in 2022 is due to higher property additions partially offset by increased proceeds from property sales. In 2021, lower proceeds from property sales were mostly offset by reduced COLI policy loan repayments and lower property additions.

K27

Capital spending and track and equipment statistics can be found within the “Railway Property” section of Part I of this report on Form 10-K. For 2023, we expect property additions will be approximately $2.1 billion.

In November 2022, we entered into an asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. The total purchase price for the line and other associated real and personal property included in the transaction is approximately $1.6 billion. The agreement is conditioned upon (i) certain changes to Ohio state law applicable to the use of the related sale proceeds, (ii) approval by the voters of the City of Cincinnati, and (iii) the receipt of regulatory approval from the STB. The agreement includes various termination provisions including termination at any time prior to closing by the mutual written consent of the parties, termination at any time after December 31, 2024 by the mutual written consent of the parties, termination by us if the STB takes action that we deem unsatisfactory, and termination by either party if Cincinnati voter approval is not obtained on or before the later of June 30, 2025 and the calendar date on which the polls are open for the 2025 Cincinnati primary election.

Cash used in financing activities was $3.0 billion in 2022, compared with $3.3 billion in 2021, and $1.9 billion in 2020.  The decrease in 2022 reflects lower repurchases of Common Stock, and increased proceeds from borrowings, partially offset by higher dividends. In 2021, the increase reflects higher repurchases of Common Stock and debt repayments, partially offset by increased proceeds from borrowings.

Share repurchases of $3.1 billion in 2022, $3.4 billion in 2021, and $1.4 billion in 2020 resulted in the retirement of 12.6 million, 12.7 million, and 7.4 million shares, respectively. On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to an additional $10.0 billion of Common Stock beginning April 1, 2022. Our previous share repurchase program terminated on March 31, 2022. As of December 31, 2022, $7.5 billion remains authorized by our Board of Directors for repurchase. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had $100 million in borrowings outstanding under this program and our available borrowing capacity was $300 million at December 31, 2022 and $400 million at December 31, 2021.

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2022 or December 31, 2021, and we are in compliance with all of its covenants.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $610 million and $715 million at December 31, 2022 and December 31, 2021, respectively.

Our debt-to-total capitalization ratio was 54.4% at December 31, 2022, compared with 50.4% at December 31, 2021. We discuss our credit agreement and our accounts receivable securitization program in Note 9. Subsequent to December 31, 2022, we issued $500 million in fixed rate debt securities. These senior notes, issued February 2, 2023, carry an interest rate of 4.45% and mature in 2033. After this issuance, we have authority from our Board of
K28

Directors to issue an additional $800 million of debt or equity securities through public or private sale, all of which provide for access to additional liquidity should the need arise.

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

For 2022, we assumed a long-term investment rate of return of 8.0%, which was supported by our long-term total rate of return on pension plan assets since inception, as well as our expectation of future returns. A one-percentage point change to this rate of return assumption would result in a $26 million change in annual pension expense. We review assumptions related to our defined benefit plans annually, and while changes are likely to occur in assumptions concerning retirement age, projected earnings, and mortality, they are not expected to have a material effect on our net pension expense or net pension liability in the future. The net pension liability is recorded at net present value using discount rates that are based on the current interest rate environment in light of the timing of expected benefit payments.  We utilize analyses in which the projected annual cash flows from the pension and postretirement benefit plans are matched with yield curves based on an appropriate universe of high-quality corporate bonds.  We use the results of the yield curve analyses to select the discount rates that match the payment streams of the benefits in these plans. A one-percentage point change to this discount rate assumption would result in a $3 million change in annual pension expense.

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
K29

maintenance activities that, in our judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

Depreciation expense for 2022 totaled $1.2 billion.  Our composite depreciation rates for 2022 are disclosed in Note 7; a one-year increase (or decrease) in the estimated average useful lives of depreciable assets would have resulted in an approximate $44 million decrease (or increase) to annual depreciation expense.

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

Income Taxes

Our net deferred tax liability totaled $7.3 billion at December 31, 2022 (Note 4).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in our income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions. A valuation allowance is recorded if we expect that it is more likely than not that deferred tax assets will not be realized. We have a $41 million valuation allowance on $373 million of deferred tax assets as of December 31, 2022, reflecting the expectation that substantially all of these assets will be realized.

OTHER MATTERS

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the Railway Labor Act (RLA), these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the RLA are completed. Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.

After management and the unions served their formal proposals in November 2019 for changes to the collective bargaining agreements, negotiations began in 2020 following the expiration of the last moratorium. On June 17, 2022, the National Mediation Board notified the parties that all practical methods of ending the dispute had been exhausted without effecting a settlement and that its mediation services had been terminated. Shortly thereafter, President Biden created Presidential Emergency Board (PEB) No. 250, effective July 18, 2022, to investigate the facts of the dispute and make recommendations. The PEB issued its recommendations on August 16, 2022, and the parties engaged in further negotiations. By December 2022, agreements based on the PEB’s recommendations had either been ratified or enacted through legislative action for all twelve unions.

K30

While the parties are engaged in additional discussions to conclude the implementation of the recently finalized agreements, neither party can compel mandatory bargaining around any new proposals until November 1, 2024. That said, we understand the imperative to continue improving quality of life for our craft employees and are actively engaged in voluntary discussions (which carry no risk of a work stoppage) with all of our unions on this important issue.

Market Risks

We manage overall exposure to fluctuations in interest rates by issuing both fixed- and floating- rate debt instruments. At December 31, 2022, debt subject to interest rate fluctuations totaled $100 million. A one-percentage point increase in interest rates would increase total annual interest expense related to all variable debt by approximately $1 million. Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a one-percentage point decrease in interest rates as of December 31, 2022 and amounts to an increase of approximately $1.3 billion to the fair value of our debt at December 31, 2022. We consider it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on our financial position, results of operations, or liquidity.

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

K32

Item 8. Financial Statements and Supplementary Data

K33

Report of Management

February 3, 2023

To the Stockholders
Norfolk Southern Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to ensure that Norfolk Southern’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2022.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, independent registered public accounting firm, has audited our financial statements and issued an attestation report on our internal control over financial reporting as of December 31, 2022.

/s/ Alan H. Shaw	/s/ Mark R. George	/s/ Claiborne L. Moore
Alan H. Shaw	Mark R. George	Claiborne L. Moore
President and	Executive Vice President	Vice President and
Chief Executive Officer	and Chief Financial Officer	Controller

K34

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Norfolk Southern Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements), and our report dated February 3, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 3, 2023
K36

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Norfolk Southern Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Norfolk Southern Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedule of valuation and qualifying accounts as listed in Item 15(A)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 3, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence related to the capitalization of property expenditures

As discussed in Note 1 to the consolidated financial statements, expenditures that extend an asset’s useful life or increase its utility are capitalized. The Company has recorded $32,156 million in net book value of properties at December 31, 2022 and has recorded $1,948 million in property additions for the year ended December 31, 2022. Expenditures capitalized include those that are directly related to a capital project and may include materials, labor and other direct costs, in addition to an allocable portion of indirect costs that relate to a capital project. A significant portion of the Company’s annual capital spending relates to self-constructed assets. Costs related to repair and maintenance activities, that in the Company’s judgment, do not extend an asset’s useful life or increase its utility are expensed when such repairs are performed.

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

Atlanta, Georgia
February 3, 2023
K38

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
	2022	2021	2020
	($ in millions, except per share amounts)

Railway operating revenues	$12,745	$11,142	$9,789

Railway operating expenses
Compensation and benefits	2,621	2,442	2,373
Purchased services and rents	1,922	1,726	1,687
Fuel	1,459	799	535
Depreciation	1,221	1,181	1,154
Materials and other	713	547	653
Loss on asset disposal	—	—	385

Total railway operating expenses	7,936	6,695	6,787

Income from railway operations	4,809	4,447	3,002

Other income – net	13	77	153
Interest expense on debt	692	646	625

Income before income taxes	4,130	3,878	2,530

Income taxes	860	873	517

Net income	$3,270	$3,005	$2,013

Earnings per share
Basic	$13.92	$12.16	$7.88
Diluted	13.88	12.11	7.84

See accompanying notes to consolidated financial statements.

K39

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2022	2021	2020
	($ in millions)

Net income	$3,270	$3,005	$2,013
Other comprehensive income (loss), before tax:
Pension and other postretirement benefits	51	226	(140)
Other comprehensive income of equity investees	17	24	2

Other comprehensive income (loss), before tax	68	250	(138)
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(17)	(58)	35

Other comprehensive income (loss), net of tax	51	192	(103)

Total comprehensive income	$3,321	$3,197	$1,910

See accompanying notes to consolidated financial statements.

K40

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets

	At December 31,
	2022	2021
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$456	$839
Accounts receivable – net	1,148	976
Materials and supplies	253	218
Other current assets	150	134
Total current assets	2,007	2,167

Investments	3,694	3,707
Properties less accumulated depreciation of $12,592 and
$12,031, respectively	32,156	31,653
Other assets	1,028	966

Total assets	$38,885	$38,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,293	$1,351
Short-term debt	100	—
Income and other taxes	312	305
Other current liabilities	341	312
Current maturities of long-term debt	603	553
Total current liabilities	2,649	2,521

Long-term debt	14,479	13,287
Other liabilities	1,759	1,879
Deferred income taxes	7,265	7,165

Total liabilities	26,152	24,852

Stockholders’ equity:
Common Stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 228,076,415 and 240,162,790 shares,
respectively, net of treasury shares	230	242
Additional paid-in capital	2,157	2,215
Accumulated other comprehensive loss	(351)	(402)
Retained income	10,697	11,586

Total stockholders’ equity	12,733	13,641

Total liabilities and stockholders’ equity	$38,885	$38,493

See accompanying notes to consolidated financial statements.

K41

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020
	($ in millions)
Cash flows from operating activities
Net income	$3,270	$3,005	$2,013
Reconciliation of net income to net cash provided by operating activities:
Depreciation	1,221	1,181	1,154
Deferred income taxes	83	184	142
Gains and losses on properties	(82)	(86)	(39)
Loss on asset disposal	—	—	385
Impairment of investment	—	—	99
Changes in assets and liabilities affecting operations:
Accounts receivable	(171)	(133)	71
Materials and supplies	(35)	3	23
Other current assets	(18)	(6)	3
Current liabilities other than debt	23	283	34
Other – net	(69)	(176)	(248)

Net cash provided by operating activities	4,222	4,255	3,637

Cash flows from investing activities
Property additions	(1,948)	(1,470)	(1,494)
Property sales and other transactions	263	159	333
Investment purchases	(12)	(10)	(13)
Investment sales and other transactions	94	99	(1)

Net cash used in investing activities	(1,603)	(1,222)	(1,175)

Cash flows from financing activities
Dividends	(1,167)	(1,028)	(960)
Common Stock transactions	(4)	17	69
Purchase and retirement of Common Stock	(3,110)	(3,390)	(1,439)
Proceeds from borrowings	1,832	1,676	784
Debt repayments	(553)	(584)	(381)

Net cash used in financing activities	(3,002)	(3,309)	(1,927)

Net increase (decrease) in cash and cash equivalents	(383)	(276)	535

Cash and cash equivalents
At beginning of year	839	1,115	580

At end of year	$456	$839	$1,115

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$619	$579	$577
Income taxes (net of refunds)	750	654	311

See accompanying notes to consolidated financial statements.

K42

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2019	$259	$2,209	$(491)	$13,207	$15,184

Comprehensive income:
Net income				2,013	2,013
Other comprehensive loss			(103)		(103)
Total comprehensive income					1,910
Dividends on Common Stock,
$3.76 per share				(960)	(960)
Share repurchases	(7)	(59)		(1,373)	(1,439)
Stock-based compensation	2	98		(4)	96

Balance at December 31, 2020	254	2,248	(594)	12,883	14,791

Comprehensive income:
Net income				3,005	3,005
Other comprehensive income			192		192
Total comprehensive income					3,197
Dividends on Common Stock,
$4.16 per share				(1,028)	(1,028)
Share repurchases	(13)	(106)		(3,271)	(3,390)
Stock-based compensation	1	73		(3)	71

Balance at December 31, 2021	242	2,215	(402)	11,586	13,641

Comprehensive income:
Net income				3,270	3,270
Other comprehensive income			51		51
Total comprehensive income					3,321
Dividends on Common Stock,
$4.96 per share				(1,167)	(1,167)
Share repurchases	(13)	(108)		(2,989)	(3,110)
Stock-based compensation	1	50		(3)	48

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

See accompanying notes to consolidated financial statements.

K43

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Corporation is a Georgia-based holding company engaged principally in the rail transportation business, operating 19,100 route miles primarily in the Southeast, East, and Midwest. These consolidated financial statements include Norfolk Southern and its majority-owned and controlled subsidiaries (collectively, NS, we, us, and our).  Norfolk Southern’s major subsidiary is NSR.  All significant intercompany balances and transactions have been eliminated in consolidation.

NSR and its railroad subsidiaries transport raw materials, intermediate products, and finished goods classified in the following commodity groups (percent of total railway operating revenues in 2022): intermodal (29%); agriculture, forest and consumer products (19%); chemicals (17%); coal (14%); metals and construction (13%); and automotive (8%). Although most of our customers are domestic, ultimate points of origination or destination for some of the products transported (particularly coal bound for export and some intermodal shipments) may be outside the U.S.  Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions.

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

Revenue Recognition

Transportation revenues are recognized proportionally as a shipment moves from origin to destination, and related expenses are recognized as incurred.  Certain of our contract refunds (which are primarily volume-based incentives) are recorded as a reduction to revenues on the basis of our best estimate of projected liability, which is based on historical activity, current shipment counts and expectation of future activity. Certain ancillary services, such as switching, demurrage and other incidental activities, may be provided to customers under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $9 million and $8 million at December 31, 2022 and 2021, respectively.  To determine our allowance for doubtful accounts, we evaluate historical loss experience (which has not been significant), the characteristics of current accounts, and general economic conditions and trends.

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

K45

When depreciable operating road and equipment assets are sold or retired in the ordinary course of business, the cost of the assets, net of sales proceeds or salvage, is charged to accumulated depreciation, and no gain or loss is recognized in earnings.  Actual historical cost values are retired when available, such as with most equipment assets.  The use of estimates in recording the retirement of certain roadway assets is necessary based on the impracticality of tracking individual asset costs.  When retiring rail, ties and ballast, we use statistical curves that indicate the relative distribution of the age of the assets retired.  The historical cost of other roadway assets is estimated using a combination of inflation indices specific to the rail industry and those published by the U.S. Bureau of Labor Statistics.  The indices are applied to the replacement value based on the age of the retired assets.  These indices are used because they closely correlate with the costs of roadway assets.  Gains and losses on disposal of operating land are included in “Materials and other” expenses. Gains and losses on disposal of non-operating land and non-rail assets are included in “Other income – net” since such income is not a product of our railroad operations.

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

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes,” which added new guidance to simplify the accounting for income taxes, changed the accounting for certain income tax transactions, and made other minor changes. We adopted the standard on January 1, 2021 and there was no material impact to the financial statements upon adoption.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which requires annual disclosures when an entity has received government assistance. Entities are required to disclose the types of government assistance received, the accounting treatment for that government assistance, and the effect of the government assistance on the financial statements. We adopted the new standard on January 1, 2022 and there was no material impact to the financial statements upon adoption.

K46

2. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	2022	2021	2020
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$2,493	$2,251	$2,116
Chemicals	2,148	1,951	1,809
Metals and construction	1,652	1,562	1,333
Automotive	1,038	905	830
Merchandise	7,331	6,669	6,088
Intermodal	3,681	3,163	2,654
Coal	1,733	1,310	1,047

Total	$12,745	$11,142	$9,789

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at December 31, 2022 and 2021.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 7%, 7% and 5%, respectively, of total “Railway operating revenues” on the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	December 31,
	2022	2021
	($ in millions)

Customer	$895	$741
Non-customer	253	235

Accounts receivable – net	$1,148	$976

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others.  There were no non-current customer receivables at December 31, 2022, while “Other assets” on the
K47

Consolidated Balance Sheets included $23 million at December 31, 2021. We do not have any material contract assets or liabilities at December 31, 2022 and 2021.

3.  Other Income – Net

	2022	2021	2020
	($ in millions)

Pension and other postretirement benefits (Note 12)	$126	$102	$91
COLI – net	(77)	17	85
Other	(36)	(42)	(23)

Total	$13	$77	$153

4.  Income Taxes

	2022	2021	2020
	($ in millions)
Current:
Federal	$645	$553	$307
State	132	136	68
Total current taxes	777	689	375

Deferred:
Federal	206	186	111
State	(123)	(2)	31
Total deferred taxes	83	184	142

Income taxes	$860	$873	$517

Reconciliation of Statutory Rate to Effective Rate

“Income taxes” on the Consolidated Statements of Income differs from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$867	21.0	$814	21.0	$531	21.0
State income taxes, net of federal tax effect	146	3.5	143	3.6	85	3.3
State law changes	(136)	(3.3)	(34)	(0.8)	—	—
Excess tax benefits on stock-based compensation	(18)	(0.4)	(25)	(0.6)	(39)	(1.5)
Other, net	1	—	(25)	(0.7)	(60)	(2.4)

Income taxes	$860	20.8	$873	22.5	$517	20.4

On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, which reduced its corporate income tax rate from 9.99% to 4.99%, through a series of phased reductions beginning each tax year from
K48

January 1, 2023 through January 1, 2031. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, in 2022, we recognized a $136 million benefit in “Income taxes” with a corresponding reduction in “Deferred income taxes.”

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes.  Deferred tax assets and liabilities are recorded in recognition of these differences.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
	($ in millions)
Deferred tax assets:
Accruals, including casualty and other claims	$110	$92
Compensation and benefits, including postretirement benefits	99	181
Other	164	188
Total gross deferred tax assets	373	461
Less valuation allowance	(41)	(60)
Net deferred tax assets	332	401

Deferred tax liabilities:
Property	(7,050)	(7,016)
Other	(547)	(550)
Total deferred tax liabilities	(7,597)	(7,566)

Deferred income taxes	$(7,265)	$(7,165)

Except for amounts for which a valuation allowance has been provided, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance at the end of each year primarily relates to subsidiary state income tax net operating losses and state investment tax credits that may not be utilized prior to their expiration.  The total valuation allowance decreased by $19 million in 2022 and increased $3 million in both 2021 and 2020.

K49

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	($ in millions)

Balance at beginning of year	$21	$22

Additions based on tax positions related to the current year	3	3
Additions for tax positions of prior years	1	3
Settlements with taxing authorities	(2)	(5)
Lapse of statutes of limitations	(1)	(2)

Balance at end of year	$22	$21

Included in the balance of unrecognized tax benefits at December 31, 2022 are potential benefits of $18 million that would affect the effective tax rate if recognized.  Unrecognized tax benefits are adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

The statute of limitations on Internal Revenue Service examinations has expired for all years prior to 2019.  State income tax returns are generally subject to examination for a period of three to four years after the return. In addition, we are generally obligated to report changes in taxable income arising from federal income tax examinations to the states within a period of up to two years from the date the federal examination is final.  We have various state income tax returns either under examination, administrative appeal, or litigation.

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

K50

Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt” approximate carrying values because of the short maturity of these financial instruments.  The carrying value of COLI is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at December 31, 2022 or 2021. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following at December 31:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(15,082)	$(13,846)	$(13,840)	$(17,033)

6.  Investments

	December 31,
	2022	2021
	($ in millions)
Long-term investments:
Equity method investments:
Conrail	$1,584	$1,526
TTX Company	918	851
Other	421	420
Total equity method investments	2,923	2,797

COLI at net cash surrender value	752	885
Other investments	19	25

Total long-term investments	$3,694	$3,707

Investment in Conrail

Through a limited liability company, we and CSX jointly own Conrail, whose primary subsidiary is CRC.  We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests.  We are amortizing the excess of the purchase price over Conrail’s net equity using the principles of purchase accounting, based primarily on the estimated useful lives of Conrail’s depreciable property and equipment, including the related deferred tax effect of the differences in book and tax accounting bases for such assets, as all of the purchase price at acquisition was allocable to Conrail’s tangible assets and liabilities. At December 31, 2022, our investment in Conrail exceeds our share of Conrail’s underlying net equity by $480 million.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSX Transportation, Inc. (CSXT).  The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage.  In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $156 million in 2022, $147 million in 2021, and $129 million in 2020. Future payments for access fees due to CRC under the Shared Assets Areas agreements are as follows: $42 million in each of 2023 through 2027 and $62 million
K51

thereafter. We provide certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and approximate $6 million annually.

In 2020, we converted $254 million of accounts payable into long-term advances from Conrail included in “Other liabilities.” “Accounts payable” includes $173 million at December 31, 2022, and $112 million at December 31, 2021, due to Conrail for the operation of the Shared Assets Areas.  “Other liabilities” includes $534 million at December 31, 2022 and 2021, respectively, for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Our equity in Conrail’s earnings, net of amortization, was $58 million for 2022, $56 million for 2021, and $58 million for 2020. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.” Equity in Conrail’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Investment in TTX

We and seven other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” This amounted to $256 million, $246 million, and $250 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Our equity in TTX’s earnings partially offsets these costs and totaled $53 million for 2022 and 2021, respectively, and $48 million for 2020. Equity in TTX’s earnings is included in the “Other – net” line item within operating activities in the Consolidated Statements of Cash Flows.

Impairment of Investment

In 2020, we recorded an other-than-temporary impairment of $99 million related to the carrying value of an equity method investment. This non-cash impairment charge is recorded in “Purchased services and rents” on the Consolidated Statements of Income and had a $74 million impact on net income.

K52

7.  Properties

		Accumulated	Net Book	Depreciation
December 31, 2022	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,405	$—	$2,405	—

Roadway:
Rail and other track material	7,589	(1,971)	5,618	2.42%
Ties	5,981	(1,696)	4,285	3.49%
Ballast	3,126	(873)	2,253	2.84%
Construction in process	431	—	431	—
Other roadway	14,270	(3,948)	10,322	2.69%
Total roadway	31,397	(8,488)	22,909

Equipment:
Locomotives	5,878	(2,060)	3,818	3.66%
Freight cars	2,701	(1,033)	1,668	2.51%
Computers and software	926	(476)	450	9.10%
Construction in process	206	—	206	—
Other equipment	1,145	(463)	682	4.51%
Total equipment	10,856	(4,032)	6,824

Other property	90	(72)	18	2.26%

Total properties	$44,748	$(12,592)	$32,156

K53

		Accumulated	Net Book	Depreciation
December 31, 2021	Cost	Depreciation	Value	Rate (1)
	($ in millions)

Land	$2,453	$—	$2,453	—

Roadway:
Rail and other track material	7,330	(1,907)	5,423	2.40%
Ties	5,779	(1,642)	4,137	3.44%
Ballast	3,041	(818)	2,223	2.79%
Construction in process	339	—	339	—
Other roadway	14,111	(3,733)	10,378	2.69%
Total roadway	30,600	(8,100)	22,500

Equipment:
Locomotives	5,695	(1,994)	3,701	3.87%
Freight cars	2,701	(1,009)	1,692	2.59%
Computers and software	893	(438)	455	10.34%
Construction in process	164	—	164	—
Other equipment	1,088	(420)	668	4.63%
Total equipment	10,541	(3,861)	6,680

Other property	90	(70)	20	2.25%

Total properties	$43,684	$(12,031)	$31,653

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

Capitalized Interest

Total interest cost incurred on debt was $708 million, $657 million, and $639 million during 2022, 2021 and 2020, respectively, of which $16 million, $11 million, and $14 million was capitalized during 2022, 2021 and 2020, respectively.

K54

8.  Current Liabilities

	December 31,
	2022	2021
	($ in millions)
Accounts payable:
Accounts and wages payable	$712	$850
Due to Conrail (Note 6)	173	112
Casualty and other claims (Note 17)	170	166
Vacation liability	136	119
Other	102	104

Total	$1,293	$1,351

Other current liabilities:
Interest payable	$157	$150
Current operating lease liability (Note 10)	94	82
Pension benefit obligations (Note 12)	20	20
Other	70	60

Total	$341	$312

9.  Debt

Debt maturities are presented below:

	December 31,
	2022	2021
	($ in millions)
Notes and debentures, with weighted-average interest rates as of December 31, 2022:
3.95% maturing to 2027	$2,770	$3,318
3.66% maturing 2028 to 2032	2,595	1,995
4.05% maturing 2037 to 2055	9,247	8,097
5.22% maturing 2097 to 2121	1,384	1,384
Securitization borrowings and finance leases	116	22
Discounts, premiums, and debt issuance costs	(930)	(976)
Total debt	15,182	13,840

Less current maturities and short-term debt	(703)	(553)

Long-term debt excluding current maturities and short-term debt	$14,479	$13,287
K55

Long-term debt maturities subsequent to 2023 are as follows:
2024	$403
2025	554
2026	602
2027	621
2028 and subsequent years	12,299

Total	$14,479

In June 2022, we issued $750 million of 4.55% senior notes due 2053.

In February 2022, we issued $600 million of 3.00% senior notes due 2032 and $400 million of 3.70% senior notes due 2053.

In May 2022, we renewed our accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. Under this facility NSR sells substantially all of its eligible third-party receivables to a subsidiary, which in turn may transfer beneficial interests in the receivables to various commercial paper vehicles. Amounts received under this facility are accounted for as borrowings. We had $100 million (at an average variable interest rate of 5.05%) outstanding under this program at December 31, 2022, which is included within “Short-term debt”, and no amounts outstanding at December 31, 2021. Our available borrowing capacity was $300 million and $400 million at December 31, 2022 and December 31, 2021, respectively. Our accounts receivable securitization program was supported by $883 million in receivables at December 31, 2022, which are included in “Accounts receivable – net”.

Credit Agreement and Debt Covenants

We also have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at either December 31, 2022 or December 31, 2021, and we are in compliance with all of its covenants.

Subsequent Event

On February 2, 2023, we issued $500 million of 4.45% senior notes due 2033.

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

Our equipment leases have remaining terms of less than 1 year to 7 years and our lines of road and land leases have remaining terms of less than 1 year to 135 years. Some of these leases include options to extend the leases for up to 99 years and some include options to terminate the leases within 30 days. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
K56

Operating lease amounts included on the Consolidated Balance Sheets are as follows:

		December 31,
		2022	2021
		($ in millions)
	Classification
Assets
Right-of-use (ROU) assets	Other assets	$407	$411

Liabilities
Current lease liabilities	Other current liabilities	$94	$82
Non-current lease liabilities	Other liabilities	316	331

Total lease liabilities		$410	$413

The components of total lease expense, primarily included in “Purchased services and rents,” are as follows:

	2022	2021	2020
	($ in millions)

Operating lease expense	$101	$106	$109
Variable lease expense	55	44	42
Short-term lease expense	18	9	9

Total lease expense	$174	$159	$160

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

Other information related to operating leases is as follows:

	December 31,
	2022	2021

Weighted-average remaining lease term (years) on operating leases	6.67	7.49

Weighted-average discount rates on operating leases	3.16%	3.04%

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

During 2022 and 2021, respectively, ROU assets obtained in exchange for new operating lease liabilities were $57 million at both periods. Cash paid for amounts included in the measurement of lease liabilities was $100 million and $103 million in 2022 and 2021, respectively, and is included in operating cash flows.
K57

Future minimum lease payments under non-cancellable operating leases are as follows:

December 31, 2022
($ in millions)

2023	$103
2024	95
2025	87
2026	69
2027	27
2028 and subsequent years	81
Total lease payments	462
Less: Interest	52

Present value of lease liabilities	$410

December 31, 2021
($ in millions)

2022	$92
2023	83
2024	73
2025	69
2026	55
2027 and subsequent years	98
Total lease payments	470
Less: Interest	57

Present value of lease liabilities	$413

11.  Other Liabilities

	December 31,
	2022	2021
	($ in millions)

Long-term advances from Conrail (Note 6)	$534	$534
Non-current operating lease liability (Note 10)	316	331
Net pension benefit obligations (Note 12)	255	338
Casualty and other claims (Note 17)	218	170
Net other postretirement benefit obligations (Note 12)	204	244
Deferred compensation	91	109
Other	141	153

Total	$1,759	$1,879

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

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of year	$2,777	$2,845	$417	$471
Service cost	40	43	6	6
Interest cost	67	55	9	7
Actuarial gains	(677)	(13)	(70)	(29)
Plan amendments	(4)	(2)	—	—
Benefits paid	(152)	(151)	(36)	(38)
Benefit obligation at end of year	2,051	2,777	326	417

Change in plan assets:
Fair value of plan assets at beginning of year	2,861	2,675	173	165
Actual return on plan assets	(470)	317	(28)	29
Employer contributions	21	20	13	17
Benefits paid	(152)	(151)	(36)	(38)
Fair value of plan assets at end of year	2,260	2,861	122	173

Funded status at end of year	$209	$84	$(204)	$(244)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$484	$442	$—	$—
Other current liabilities	(20)	(20)	—	—
Other liabilities	(255)	(338)	(204)	(244)

Net amount recognized	$209	$84	$(204)	$(244)

Amounts included in accumulated other comprehensive
loss (before tax):
Net (gain) loss	$623	$666	$(19)	$10
Prior service benefit	(6)	(2)	(177)	(202)

K59

Our accumulated benefit obligation for our defined benefit pension plans is $1.9 billion and $2.6 billion at December 31, 2022 and 2021, respectively.  Our unfunded pension plans, included above, which in all cases have no assets, had projected benefit obligations of $275 million and $358 million at December 31, 2022 and 2021, respectively, and had accumulated benefit obligations of $249 million and $332 million at December 31, 2022 and 2021, respectively.

Pension and Other Postretirement Benefit Cost Components

	2022	2021	2020
	($ in millions)

Pension benefits:
Service cost	$40	$43	$40
Interest cost	67	55	74
Expected return on plan assets	(213)	(193)	(190)
Amortization of net losses	49	66	51
Amortization of prior service cost	—	—	1

Net benefit	$(57)	$(29)	$(24)

Other postretirement benefits:
Service cost	$6	$6	$6
Interest cost	9	7	12
Expected return on plan assets	(13)	(12)	(14)
Amortization of net losses	—	1	—
Amortization of prior service benefit	(25)	(26)	(25)

Net benefit	$(23)	$(24)	$(21)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	2022
	Pension Benefits	Other Postretirement Benefits
	($ in millions)

Net (gains) losses arising during the year	$6	$(29)
Prior service effect of plan amendment	(4)	—
Amortization of net losses	(49)	—
Amortization of prior service benefit	—	25

Total recognized in other comprehensive income	$(47)	$(4)

Total recognized in net periodic cost and other comprehensive income	$(104)	$(27)

K60

Net losses arising during the year for pension benefits were due primarily to lower actual returns on plan assets offset by an increase in discount rates. Net gains arising during the year for other postretirement benefits were due primarily to an increase in discount rates, partially offset by lower actual returns on plan assets.

The estimated net losses and prior service credits for the pension plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $4 million.  The estimated net gains and prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit over the next year is $26 million.

Pension and Other Postretirement Benefits Assumptions

Costs for pension and other postretirement benefits are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.  The funded status of the plans is determined using appropriate assumptions as of each year end.  A summary of the major assumptions follows:

	2022	2021	2020
Pension funded status:
Discount rate	5.56%	2.97%	2.67%
Future salary increases	4.44%	4.44%	4.21%
Other postretirement benefits funded status:
Discount rate	5.45%	2.72%	2.27%
Pension cost:
Discount rate - service cost	3.25%	3.14%	3.71%
Discount rate - interest cost	2.45%	1.95%	2.92%
Return on assets in plans	8.00%	8.00%	8.25%
Future salary increases	4.44%	4.44%	4.21%
Other postretirement benefits cost:
Discount rate - service cost	3.01%	2.71%	3.41%
Discount rate - interest cost	2.13%	1.57%	2.69%
Return on assets in plans	7.75%	7.75%	8.00%
Health care trend rate	6.50%	6.00%	6.25%

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

Health Care Cost Trend Assumptions

For measurement purposes at December 31, 2022, increases in the per capita cost of pre-Medicare covered health care benefits were assumed to be 7.0% for 2023.  We assume the rate will ratably decrease to an ultimate rate of 5.0% for 2030 and remain at that level thereafter.

K61

Assumed health care cost trend rates affect the amounts reported in the financial statements.  To illustrate, a one-percentage point change in the assumed health care cost trend would have the following effects:

	One-percentage Point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$1	$(1)
Postretirement benefit obligation	6	(5)

Asset Management

Thirteen investment firms manage our defined benefit pension plan’s assets under investment guidelines approved by our Benefits Investment Committee that is composed of members of our management.  Investments are restricted to domestic and international equity securities, domestic and international fixed income securities, and unleveraged exchange-traded options and financial futures.  Limitations restrict investment concentration and use of certain derivative investments.  The target asset allocation for equity is 75% of the pension plan’s assets.  Fixed income investments must consist predominantly of securities rated investment grade or higher. Equity investments must be in liquid securities listed on national exchanges.  No investment is permitted in our securities (except through commingled pension trust funds).

Our pension plan’s weighted-average asset allocations, by asset category, were as follows:

	Percentage of Plan Assets at December 31,
	2022	2021

Domestic equity securities	53%	52%
Debt securities	26%	24%
International equity securities	20%	23%
Cash and cash equivalents	1%	1%

Total	100%	100%

The other postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at December 31, 2022 of 64% in equity securities and 36% in debt securities compared with 65% in equity securities and 35% in debt securities at December 31, 2021.  The target asset allocation for equity is between 50% and 75% of the plan’s assets.

The plans’ assumed future returns are based principally on the asset allocations and historical returns for the plans’ asset classes determined from both actual plan returns and, over longer time periods, expected market returns for those asset classes.  For 2023, we assume an 8.00% return on pension plan assets.

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

The following table sets forth the pension plan’s assets by valuation technique level, within the fair value hierarchy. There were no level 3 valued assets at December 31, 2022 or 2021.

	December 31, 2022
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,011	$—	$1,011
Common collective trusts:
International equity securities	—	336	336
Debt securities	—	291	291
Domestic equity securities	—	160	160
Fixed income securities:
Government and agencies securities	—	158	158
Corporate bonds	—	100	100
Mortgage and other asset-backed securities	—	28	28
Commingled funds	—	121	121
Cash and cash equivalents	55	—	55

Total investments	$1,066	$1,194	$2,260
K63

	December 31, 2021
	Level 1	Level 2	Total
	($ in millions)

Common stock	$1,383	$—	$1,383
Common collective trusts:
International equity securities	—	397	397
Debt securities	—	367	367
Domestic equity securities	—	189	189
Fixed income securities:
Government and agencies securities	—	170	170
Corporate bonds	—	120	120
Mortgage and other asset-backed securities	—	33	33
Commingled funds	—	160	160
Cash and cash equivalents	42	—	42

Total investments	$1,425	$1,436	$2,861

The following is a description of the valuation methodologies used for other postretirement benefit plan assets measured at fair value.

Trust-owned life insurance:  Valued at our interest in trust-owned life insurance issued by a major insurance company.  The underlying investments owned by the insurance company consist of a U.S. stock account and a U.S. bond account but may retain cash at times as well. The U.S. stock account and U.S. bond account are valued based on readily determinable fair values.

The other postretirement benefit plan assets consisted of trust-owned life insurance with fair values of $122 million and $173 million at December 31, 2022 and 2021, respectively, and are valued under level 2 of the fair value hierarchy. There were no level 1 or level 3 valued assets.

Contributions and Estimated Future Benefit Payments

In 2023, we expect to contribute approximately $20 million to our unfunded pension plans for payments to pensioners and approximately $33 million to our other postretirement benefit plans for retiree health and death benefits.  We do not expect to contribute to our funded pension plan in 2023.

K64

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits
	($ in millions)

2023	$148	$33
2024	148	32
2025	147	31
2026	147	30
2027	147	29
Years 2028 – 2032	736	135

Other Postretirement Coverage

Under collective bargaining agreements, Norfolk Southern and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible craft employees.  Premiums under this plan are expensed as incurred and totaled $13 million in 2022, $21 million in 2021, and $22 million in 2020.

Section 401(k) Plans

Norfolk Southern and certain subsidiaries provide Section 401(k) savings plans for employees.  Under the plans, we match a portion of employee contributions, subject to applicable limitations.  Our matching contributions, recorded as an expense, totaled $22 million in 2022, $23 million in 2021, and $21 million in 2020.

13.  Stock-Based Compensation

Under the stockholder-approved LTIP, the Human Capital Management and Compensation Committee (Committee), which is made up of nonemployee members of the Board, or the Chief Executive Officer (when delegated authority by such Committee), may grant stock options, stock appreciation rights (SARs), restricted stock units (RSUs), restricted shares, performance share units (PSUs), and performance shares, up to a maximum of 104,125,000 shares of our Common Stock, of which 8,238,993 remain available for future grants as of December 31, 2022.

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

K65

The Committee granted stock options, RSUs and PSUs pursuant to the LTIP for the last three years as follows:

	2022		2021		2020
	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value	Granted	Weighted- Average Grant-Date Fair Value
Stock options	140,080	$61.32	42,770	$62.49	43,770	$52.05
RSUs	180,306	265.21	183,093	240.09	178,190	210.11
PSUs	58,945	272.22	50,100	240.72	78,830	212.66

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

	2022	2021	2020
	($ in millions)

Stock-based compensation expense	$53	$54	$28
Total tax benefit	27	34	44

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

The fair value of each option awarded was measured on the date of grant using the Black-Scholes valuation model. Expected volatility is based on implied volatility from traded options on, and historical volatility of, Common Stock.  Historical data is used to estimate option exercises and employee terminations within the valuation model. Historical exercise data is used to estimate the average expected option term. The average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  A dividend yield of zero was used for the LTIP options during the vesting period.  For 2022, 2021, and 2020, a dividend yield of 1.85%, 1.64%, and 1.76%, respectively, was used for the vested period during the remaining expected option term for LTIP options.

K66

The assumptions for the LTIP grants for the last three years are shown in the following table:

	2022	2021	2020

Average expected volatility	27%	26%	22%
Average risk-free interest rate	1.80%	0.75%	1.47%
Average expected option term	6.5 years	7.5 years	7.5 years

A summary of changes in stock options is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding at December 31, 2021	1,095,895	$106.58
Granted	140,080	287.31
Exercised	(307,660)	82.72
Forfeited	(48,313)	270.92

Outstanding at December 31, 2022	880,002	134.66

The aggregate intrinsic value of options outstanding at December 31, 2022 was $103 million with a weighted-average remaining contractual term of 4.1 years.  Of these options outstanding, 742,810 were exercisable and had an aggregate intrinsic value of $101 million with a weighted-average exercise price of $110.09 and a weighted-average remaining contractual term of 2.1 years.

The following table provides information related to options exercised for the last three years:

	2022	2021	2020
	($ in millions)

Options exercised	307,660	470,632	1,171,786
Total intrinsic value	$54	$83	$144
Cash received upon exercise	25	42	98
Related tax benefits realized	12	17	29

At December 31, 2022, total unrecognized compensation related to options granted under the LTIP was $3 million, and is expected to be recognized over a weighted-average period of approximately 3.0 years.

K67

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Common Stock. Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to regular quarterly dividends paid on Common Stock. The fair value of each RSU was measured on the date of grant as the average of the high and low prices at which Common Stock is traded on the grant date, adjusted for the impact of dividend equivalent payments as applicable.

	2022	2021	2020
	($ in millions)

RSUs vested	249,138	260,307	204,665
Common Stock issued net of tax withholding	175,781	184,319	146,047
Related tax benefits realized	$5	$7	$4

A summary of changes in RSUs is presented below:

	RSUs	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2021	501,103	$193.23
Granted	180,306	265.21
Vested	(249,138)	168.66
Forfeited	(44,890)	244.99

Nonvested at December 31, 2022	387,381	236.53

At December 31, 2022, total unrecognized compensation related to RSUs was $37 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

	2022	2021	2020
	($ in millions)

PSUs earned	86,420	78,727	235,935
Common Stock issued net of tax withholding	54,651	49,967	156,477
Related tax benefits realized	$1	$1	$7

K68

A summary of changes in PSUs is presented below:

	PSUs	Weighted- Average Grant-Date Fair Value

Balance at December 31, 2021	202,930	$197.33
Granted	58,945	272.22
Earned	(86,420)	161.14
Unearned	(260)	161.14
Forfeited	(32,758)	254.83

Balance at December 31, 2022	142,437	236.70

At December 31, 2022, total unrecognized compensation related to PSUs granted under the LTIP was $3 million, and is expected to be recognized over a weighted-average period of approximately 1.7 years.

Shares Available and Issued

Shares of Common Stock available for future grants and issued in connection with all features of the LTIP and the TSOP at December 31, were as follows:

	2022	2021	2020
Available for future grants:
LTIP	8,238,993	8,609,075	8,995,582
TSOP	436,402	435,867	435,699
Issued:
LTIP	503,090	632,279	1,270,208
TSOP	35,002	72,639	204,102

14. Stockholders’ Equity

Common Stock

Common Stock is reported net of shares held by our consolidated subsidiaries (Treasury Shares). Treasury Shares at December 31, 2022 and 2021 amounted to 20,320,777, with a cost of $19 million at both dates.

K69

Accumulated Other Comprehensive Loss

The components of “Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income and changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Year
	($ in millions)
Year ended December 31, 2022

Pensions and other postretirement liabilities	$(356)	$20	$17	$(319)
Other comprehensive income of equity investees	(46)	14	—	(32)

Accumulated other comprehensive loss	$(402)	$34	$17	$(351)

Year ended December 31, 2021

Pensions and other postretirement liabilities	$(526)	$139	$31	$(356)
Other comprehensive income of equity investees	(68)	22	—	(46)

Accumulated other comprehensive loss	$(594)	$161	$31	$(402)

K70

Other Comprehensive Income (Loss)

“Other comprehensive income (loss)” reported in the Consolidated Statements of Comprehensive Income consisted of the following:

	Pretax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	($ in millions)
Year ended December 31, 2022
Net gain arising during the year:
Pensions and other postretirement benefits	$27	$(7)	$20
Reclassification adjustments for costs included in net income	24	(7)	17

Subtotal	51	(14)	37

Other comprehensive income of equity investees	17	(3)	14

Other comprehensive income	$68	$(17)	$51

Year ended December 31, 2021
Net gain arising during the year:
Pensions and other postretirement benefits	$185	$(46)	$139
Reclassification adjustments for costs included in net income	41	(10)	31

Subtotal	226	(56)	170

Other comprehensive income of equity investees	24	(2)	22

Other comprehensive income	$250	$(58)	$192

Year ended December 31, 2020
Net loss arising during the year:
Pensions and other postretirement benefits	$(167)	$42	$(125)
Reclassification adjustments for costs included in net income	27	(7)	20

Subtotal	(140)	35	(105)

Other comprehensive income of equity investees	2	—	2

Other comprehensive loss	$(138)	$35	$(103)

15.  Stock Repurchase Programs

We repurchased and retired 12.6 million, 12.7 million, and 7.4 million shares of Common Stock under our stock repurchase programs in 2022, 2021, and 2020, respectively, at a cost of $3.1 billion, $3.4 billion, and $1.4 billion, respectively.

On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of
K71

Common Stock beginning April 1, 2022. As of December 31, 2022, $7.5 billion remains authorized for repurchase. Our previous share repurchase program terminated on March 31, 2022.

16.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic			Diluted
	2022	2021	2020	2022	2021	2020
	($ in millions except per share amounts, shares in millions)

Net income	$3,270	$3,005	$2,013	$3,270	$3,005	$2,013
Dividend equivalent payments	(2)	(2)	(3)	(1)	—	(2)

Income available to common stockholders	$3,268	$3,003	$2,010	$3,269	$3,005	$2,011

Weighted-average shares outstanding	234.8	246.9	255.1	234.8	246.9	255.1
Dilutive effect of outstanding options
and share-settled awards				0.8	1.2	1.5
Adjusted weighted-average shares outstanding				235.6	248.1	256.6

Earnings per share	$13.92	$12.16	$7.88	$13.88	$12.11	$7.84

In each year, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders.  For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant.  For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in the year ended December 31, 2022 and none in the years ended December 31, 2021 and 2020.

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. We expect the rulings will be appealed. A trial on the state equitable relief claims has not been scheduled. We continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation (including any related appeal) will not be material. Until such appeal is final, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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
K73

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

Our Consolidated Balance Sheets include liabilities for environmental exposures of $66 million at December 31, 2022, and $49 million at December 31, 2021, of which $15 million is classified as a current liability at the end of both 2022 and 2021.  At December 31, 2022, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 85 known locations and projects compared with 88 locations and projects at December 31, 2021. At December 31, 2022, twenty-two sites accounted for $55 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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
K74

Labor Agreements

Approximately 80% of our railroad employees are covered by collective bargaining agreements with various labor unions. Pursuant to the RLA, these agreements remain in effect until new agreements are reached, or until the bargaining procedures mandated by the RLA are completed. Moratorium provisions in the labor agreements govern when the railroads and unions may propose changes to the agreements. We largely bargain nationally in concert with other major railroads, represented by the National Carriers’ Conference Committee.

After management and the unions served their formal proposals in November 2019 for changes to the collective bargaining agreements, negotiations began in 2020 following the expiration of the last moratorium. On June 17, 2022, the National Mediation Board notified the parties that all practical methods of ending the dispute had been exhausted without effecting a settlement and that its mediation services had been terminated. Shortly thereafter, President Biden created PEB No. 250, effective July 18, 2022, to investigate the facts of the dispute and make recommendations. The PEB issued its recommendations on August 16, 2022, and the parties engaged in further negotiations. By December 2022, agreements based on the PEB’s recommendations had either been ratified or enacted through legislative action for all twelve unions. For 2022, “Compensation and benefits” includes $54 million and “Purchased services and rents” includes $2 million of additional expenses pertaining to wages earned prior to January 1, 2022.

While the parties are engaged in additional discussions to conclude the implementation of the recently finalized agreements, neither party can compel mandatory bargaining around any new proposals until November 1, 2024. That said, we understand the imperative to continue improving quality of life for our craft employees and are actively engaged in voluntary discussions (which carry no risk of a work stoppage) with all of our unions on this important issue.

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

Purchase Commitments

At December 31, 2022, we had outstanding purchase commitments totaling $1.7 billion through 2030 for locomotive modernizations, long-term technology support and development contracts, track material, and intermodal equipment.

Asset Purchase and Sale Agreement

In November 2022, we entered into an asset purchase and sale agreement with the Board of Trustees of the Cincinnati Southern Railway to purchase approximately 337 miles of railway line that extends from Cincinnati, Ohio to Chattanooga, Tennessee which we currently operate under a lease agreement. The total purchase price for the line and other associated real and personal property included in the transaction is approximately $1.6 billion. The agreement is conditioned upon (i) certain changes to Ohio state law applicable to the use of the related sale proceeds, (ii) approval by the voters of the City of Cincinnati, and (iii) the receipt of regulatory approval from the STB. The agreement includes various termination provisions including termination at any time prior to closing by the mutual written consent of the parties, termination at any time after December 31, 2024 by the mutual written consent of the parties, termination by us if the STB takes action that we deem unsatisfactory, and termination by either party if Cincinnati voter approval is not obtained on or before the later of June 30, 2025 and the calendar date on which the polls are open for the 2025 Cincinnati primary election.
K75

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
K76

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at December 31, 2022.  Based on such evaluation, our officers have concluded that, at December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have issued a report of our assessment of internal control over financial reporting, and our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting at December 31, 2022.  These reports appear in Item 8 of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2022, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
K77

PART III

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3), information called for by Part III, Item 10, is incorporated herein by reference from the information appearing under the caption “Election of the 13 Directors Named in the Proxy Statement for a One-Year Term,” under the caption “Delinquent Section 16(a) Reports,” under the caption “Committees of the Board,” under the caption “Shareholder Recommendations and Nominations,” and under the caption “The Thoroughbred Code of Ethics” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Information about our Executive Officers.”

Item 11.  Executive Compensation

In accordance with General Instruction G(3), information called for by Part III, Item 11, is incorporated herein by reference from the information:
•under the caption “Compensation of Directors;”
•under the caption “Compensation Discussion and Analysis,” the information appearing in the “Summary Compensation Table” and the “2022 Grants of Plan-Based Awards” table, including the narrative to such tables, the “Outstanding Equity Awards at Fiscal Year-End 2022” and “Option Exercises and Stock Vested in 2022” tables, and the tabular and narrative information appearing under the subcaptions “Retirement Benefits,” “Deferred Compensation,” and “Potential Payments Upon a Change in Control or Other Termination of Employment;” and,
•under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Policy Risk Assessment,” and “Compensation Committee Report,”

in each case included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K78

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3), information on security ownership of certain beneficial owners and management called for by Part III, Item 12, is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of Stock” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information (at December 31, 2022)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (1)
	(a)		(b)		(c)
Equity compensation plans
approved by securities holders(2)	1,476,081	(3)	$143.28	(5)	8,238,993

Equity compensation plans
not approved by securities holders	150,015	(4)	92.72		436,402	(6)

Total	1,626,096				8,675,395

(1)Excludes securities reflected in column (a).
(2)LTIP.
(3)Includes options, RSUs and PSUs granted under LTIP that will be settled in shares of Common Stock.
(4)TSOP.
(5)Calculated without regard to 746,094 outstanding RSUs and PSUs at December 31, 2022.
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

PSUs entitle a recipient to receive performance-based compensation at the end of a three-year cycle based on our performance during that period.  For the 2022 PSU awards, corporate performance will be based directly on return on average capital invested, with total return to stockholders serving as a modifier, and will be settled in shares of Common Stock.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3), information called for by Part III, Item 13, is incorporated herein by reference from the information appearing under the caption “Related Persons Transactions” and under the caption “Director Independence” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Atlanta, GA, Auditor Firm ID: 185.

In accordance with General Instruction G(3), information called for by Part III, Item 14, is incorporated herein by reference from the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which definitive Proxy Statement will be filed electronically with the SEC pursuant to Regulation 14A.

K81

PART IV

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

Item 15.  Exhibits and Financial Statement Schedule

Page
(A)	The following documents are filed as part of this report:

	1.	Index to Financial Statements

		Report of Management	K34
		Reports of Independent Registered Public Accounting Firm	K35
		Consolidated Statements of Income, Years ended December 31, 2022, 2021, and 2020	K39
		Consolidated Statements of Comprehensive Income, Years ended December 31, 2022, 2021, and 2020	K40
		Consolidated Balance Sheets at December 31, 2022 and 2021	K41
		Consolidated Statements of Cash Flows, Years ended December 31, 2022, 2021, and 2020	K42
		Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2022, 2021, and 2020	K43
		Notes to Consolidated Financial Statements	K44

	2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

Index to Consolidated Financial Statement Schedule

		Schedule II – Valuation and Qualifying Accounts	K93

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
Indenture, dated as of August 20, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 21, 2012. (SEC File No. 001-08339)

(q)
Second Supplemental Indenture, dated as of September 7, 2012, between the Registrant and U.S. Bank Trust National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on September 7, 2012. (SEC File No. 001-08339)

(r)
Third Supplemental Indenture, dated as of August 13, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $500,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on August 13, 2013. (SEC File No. 001-08339)

(s)
Fourth Supplemental Indenture, dated as of November 21, 2013, between the Registrant and U.S. Bank Trust National Association, as Trustee, related to the issuance of notes in the principal amount of $400,000,000, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 21, 2013. (SEC File No. 001-08339)

(t)
Indenture, dated as of June 2, 2015, between Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(u)
First Supplemental Indenture, dated as of June 2, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed on June 2, 2015. (SEC File No. 001-08339)

(v)
Second Supplemental Indenture, dated as of November 3, 2015, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on November 3, 2015. (SEC File No. 001-08339)

(w)
Third Supplemental Indenture, dated as of June 3, 2016, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed on June 3, 2016. (SEC File No. 001-08339)

(x)
Fourth Supplemental Indenture, dated as of May 31, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed May 31, 2017. (SEC File No. 001-08339)

(y)
Indenture, dated as of August 15, 2017, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 15, 2017. (SEC File No. 001-08339)

(z)
Indenture, dated as of February 28, 2018 between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(aa)
First Supplemental Indenture, dated as of February 28, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.2 to Norfolk Southern Corporation’s Form 8-K filed February 28, 2018. (SEC File No. 001-08339)

(bb)
Second Supplemental Indenture, dated as of August 2, 2018, between the Registrant and U.S. Bank National Association, as Trustee. The Indenture is incorporated by reference herein to Exhibit 4.1 to Norfolk Southern Corporation’s Form 8-K filed August 2, 2018. (SEC File No. 001-08339)

(cc)
Third Supplemental Indenture, dated as of May 8, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 8, 2019 (SEC File No. 001-08339).

K84

(dd)
Fourth Supplemental Indenture, dated as of November 4, 2019, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 4, 2019. (SEC File No. 001-08339)

(ee)
Description of the Registrant’s Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, is incorporated by reference to Exhibit 4(hh) to Norfolk Southern Corporation's Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(ff)
Fifth Supplemental Indenture, dated as of May 11, 2020, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 11, 2020. (SEC File No. 001-08339)

(gg)
Indenture dated as of May 15, 2020, between the Registrant and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 15, 2020. (SEC File No. 001-08339)

(hh)
Sixth Supplemental Indenture, dated as of May 12, 2021, between the Registrant and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 12, 2021. (SEC File No. 001-08339)

(ii)
Seventh Supplemental Indenture, dated as of August 25, 2021, between the Registrant and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 25, 2021. (SEC File No. 001-08339)

(jj)
Eighth Supplemental Indenture, dated as of February 25, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 25, 2022.

(kk)
Ninth Supplemental Indenture, dated June 13, 2022, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 15, 2022.

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

K85

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

K86

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
Amended and Restated Transfer and Administration Agreement dated as of May 28, 2021 is incorporated by reference to Exhibit 10.1 on Norfolk Southern Corporation’s Form 8-K filed on May 28, 2021. (SEC File No. 001-08339)

(z)
Amendment No. 1 dated as of May 27, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021 is incorporated by reference to Exhibit 10.1 on Norfolk Southern Corporation’s Form 10-Q filed on October 26, 2022. (SEC File No. 001-08339)

(aa)
Amendment No. 2 dated as of June 30, 2022, to the Amended and Restated Transfer and Administration Agreement, dated as of May 28, 2021 is incorporated by reference to Exhibit 10.2 on Norfolk Southern Corporation’s Form 10-Q filed on October 26, 2022. (SEC File No. 001-08339)

(bb)
Asset Purchase and Sale Agreement dated November 21, 2022, by and among the Registrant as purchaser, the Cincinnati, New Orleans and Texas Pacific Railway Company, and the Board of Trustees of the Cincinnati Southern Railway as seller is incorporated by reference to Exhibit 2.1 on Norfolk Southern Corporation’s Form 8-K filed on November 21, 2022. (SEC File No. 001-08339)

(cc)*
Directors’ Deferred Fee Plan of Norfolk Southern Corporation, adopted June 1, 1982 and as amended and restated effective December 1, 2019, is incorporated by referenced to Exhibit 10(xx) to Norfolk Southern Corporation’s Form 10-K filed on February 6, 2020. (SEC File No. 001-08339)

(dd)*
Norfolk Southern Corporation Executives’ Deferred Compensation Plan, as amended and restated effective January 1, 2019, is incorporated by reference to Exhibit 10(ww) to Norfolk Southern Corporation's Form 10-K filed on February 8, 2019. (SEC File No. 001-08339)

K87

(ee)*
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for Outside Directors for restricted stock units and deferral election form as approved by the Human Capital Management and Compensation Committee on November 18, 2021, is incorporated by reference to Exhibit 10(cc) to Norfolk Southern Corporation's Form 10-K filed on February 4, 2022. (SEC File No. 001-08339)

(ff)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for non-qualified stock options approved by the Human Capital Management and Compensation Committee on January 23, 2023.

(gg)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for restricted stock units approved by the Human Capital Management and Compensation Committee on January 23, 2023.

(hh)*,**	Form of Norfolk Southern Corporation Long-Term Incentive Plan, Award Agreement for performance share units approved by the Human Capital Management and Compensation Committee on January 23, 2023.

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
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Non-Qualified Stock Options as approved by the Human Capital Management and Compensation Committee on January 23, 2023.

(ll)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Performance Share Units as approved by the Human Capital Management and Compensation Committee on January 23, 2023.

(mm)*,**
Form of Norfolk Southern Corporation Long-Term Incentive Plan, Off-Cycle Award Agreement for Restricted Stock Units as approved by the Human Capital Management and Compensation Committee on January 23, 2023.

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
A Lease Agreement, dated March 1, 2019, between NSRC and BA Leasing BSC, LLC. This Agreement is incorporated by reference herein to Exhibit 10.2 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339)

(ss)
A Participation Agreement, dated March 1, 2019, between NSRC, BA Leasing BSC, LLC, Bank of America, N.A. as Administrative Agent, and each of the Rent Assignees listed on Schedule II thereto. This Agreement is incorporated by reference herein to Exhibit 10.3 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339)

(tt)
Guaranty of NSRC’s obligations under the Participation Agreement, Construction Agency Agreement, Lease Agreement and related documents by Norfolk Southern Corporation. This Agreement is incorporated by reference herein to Exhibit 10.4 to Norfolk Southern Corporation’s Form 8-K filed March 5, 2019. (See SEC File No. 001-08339)

K88

(uu)**
Consent and First Omnibus Amendment dated May 14, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule).

(vv)**
Consent and Second Omnibus Amendment dated September 10, 2021 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees (the Registrant will furnish supplementally to the Securities and Exchange Commission upon request, a copy of any omitted exhibit or schedule).

(ww)*
Norfolk Southern Executive Severance Plan as adopted on May 14, 2020, and as amended July 28, 2020, and November 17, 2022, is incorporated by reference herein to Exhibit 10.1 to Norfolk Southern Corporation's Form 8-K filed on November 21, 2022. (SEC File No. 001-08339)

21**	Subsidiaries of the Registrant.

23**	Consent of Independent Registered Public Accounting Firm.

31-A**	Rule 13a-14(a)/15d-014(a) CEO Certification.

31-B**	Rule 13a-14(a)/15d-014(a) CFO Certification.

32**	Section 1350 Certifications.

101**	The following financial information from Norfolk Southern Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Income for each of the years ended December 31, 2022, 2021, and 2020; (ii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2022, 2021, and 2020; (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2022, 2021, and 2020; (v) the Consolidated Statements of Changes in Stockholders’ Equity for each of the years ended December 31, 2022, 2021, and 2020; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory arrangement.
** Filed herewith.

(B)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)3 are filed herewith or incorporated by reference.

(C)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)2 or are otherwise not required or are not applicable.

Exhibits 23, 31, and 32 are included in copies assembled for public dissemination. All exhibits are included in the 2022 Form 10-K posted on our website at www.norfolksouthern.com under “Invest in NS” and “SEC Filings” or you may request copies by writing to:

Office of Corporate Secretary Norfolk Southern Corporation 650 West Peachtree Street NW Atlanta, Georgia 30308-1925

K89

Item 16.  Form 10-K Summary

Not applicable.

K90

POWER OF ATTORNEY

Each person whose signature appears on the next page under SIGNATURES hereby authorizes Nabanita C. Nag and Mark R. George, or any one of them, to execute in the name of each such person, and to file, any amendments to this report, and hereby appoints Nabanita C. Nag and Mark R. George, or any one of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of February, 2023.

/s/ Alan H. Shaw
By:	Alan H. Shaw
(President and Chief Executive Officer)

K91

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 3rd day of February, 2023, by the following persons on behalf of Norfolk Southern Corporation and in the capacities indicated.

Signature	Title

/s/ Alan H. Shaw (Alan H. Shaw)	President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark R. George (Mark R. George)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Claiborne L. Moore (Claiborne L. Moore)	Vice President and Controller (Principal Accounting Officer)

/s/ Amy E. Miles (Amy E. Miles)	Independent Chair and Director

/s/ Thomas D. Bell, Jr. (Thomas D. Bell, Jr.)	Director

/s/ Mitchell E. Daniels, Jr. (Mitchell E. Daniels, Jr.)	Director

/s/ Marcela E. Donadio (Marcela E. Donadio)	Director

/s/ John C. Huffard, Jr. (John C. Huffard, Jr.)	Director

/s/ Christopher T. Jones (Christopher T. Jones)	Director

/s/ Thomas C. Kelleher (Thomas C. Kelleher)	Director

/s/ Steven F. Leer (Steven F. Leer)	Director

/s/ Michael D. Lockhart (Michael D. Lockhart)	Director

/s/ Claude Mongeau (Claude Mongeau)	Director

/s/ Jennifer F. Scanlon (Jennifer F. Scanlon)	Director

/s/ James A. Squires (James A. Squires)	Director

/s/ John R. Thompson (John R. Thompson)	Director

K92

Schedule II
Norfolk Southern Corporation and Subsidiaries
Valuation and Qualifying Accounts
Years ended December 31, 2022, 2021, and 2020
($ in millions)

		Additions charged to:
	Beginning Balance	Expenses		Other Accounts		Deductions		Ending Balance

Year ended December 31, 2022
Current portion of casualty and
other claims included in
accounts payable	$166	$43		$88	(2)	$127	(3)	$170
Casualty and other claims
included in other liabilities	170	147	(1)	—		99	(4)	218

Year ended December 31, 2021
Current portion of casualty and
other claims included in
accounts payable	$182	$20		$80	(2)	$116	(3)	$166
Casualty and other claims
included in other liabilities	169	77	(1)	—		76	(4)	170

Year ended December 31, 2020
Current portion of casualty and
other claims included in
accounts payable	$212	$27		$81	(2)	$138	(3)	$182
Casualty and other claims
included in other liabilities	171	80	(1)	—		82	(4)	169

(1)Includes adjustments for changes in estimates for prior years’ claims.
(2)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(3)Payments and reclassifications to/from accounts payable.
(4)Payments and reclassifications to/from other liabilities.

K93