Form 10-Q
period 2023-03-31
NORFOLK SOUTHERN CORP
filed 2023-04-26
CIK 702165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock ($1.00 par value per share)	227,639,602	(excluding 20,320,777 shares held by the registrant’s
	consolidated subsidiaries)

TABLE OF CONTENTS

NORFOLK SOUTHERN CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2023	2022
	($ in millions, except per share amounts)

Railway operating revenues	$3,132	$2,915

Railway operating expenses
Compensation and benefits	690	619
Purchased services and rents	496	437
Fuel	315	301
Depreciation	321	302
Materials and other	212	171
Eastern Ohio incident	387	—

Total railway operating expenses	2,421	1,830

Income from railway operations	711	1,085

Other income (expense) – net	56	(5)
Interest expense on debt	175	168

Income before income taxes	592	912

Income taxes	126	209

Net income	$466	$703

Earnings per share
Basic	$2.04	$2.94
Diluted	2.04	2.93

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	First Quarter
	2023	2022
	($ in millions)

Net income	$466	$703
Other comprehensive income (loss), before tax:
Pension and other postretirement benefit (expense)	(5)	6
Other comprehensive income (loss) of equity investees	(1)	6

Other comprehensive income (loss), before tax	(6)	12
Income tax benefit (expense) related to items of other
comprehensive income (loss)	2	(4)

Other comprehensive income (loss), net of tax	(4)	8

Total comprehensive income	$462	$711

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$552	$456
Accounts receivable – net	1,170	1,148
Materials and supplies	262	253
Other current assets	138	150
Total current assets	2,122	2,007

Investments	3,738	3,694
Properties less accumulated depreciation of $12,810
and $12,592, respectively	32,240	32,156
Other assets	1,069	1,028

Total assets	$39,169	$38,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,315	$1,293
Short-term debt	—	100
Income and other taxes	438	312
Other current liabilities	668	341
Current maturities of long-term debt	403	603
Total current liabilities	2,824	2,649

Long-term debt	14,585	14,479
Other liabilities	1,785	1,759
Deferred income taxes	7,248	7,265

Total liabilities	26,442	26,152

Stockholders’ equity:
Common stock $1.00 per share par value, 1,350,000,000 shares authorized; outstanding 227,639,602 and 228,076,415 shares,
respectively, net of treasury shares	229	230
Additional paid-in capital	2,155	2,157
Accumulated other comprehensive loss	(355)	(351)
Retained income	10,698	10,697

Total stockholders’ equity	12,727	12,733

Total liabilities and stockholders’ equity	$39,169	$38,885

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	First Three Months
	2023	2022
	($ in millions)
Cash flows from operating activities
Net income	$466	$703
Reconciliation of net income to net cash provided by operating activities:
Depreciation	321	302
Deferred income taxes	(15)	48
Gains and losses on properties	(4)	(6)
Changes in assets and liabilities affecting operations:
Accounts receivable	(22)	(94)
Materials and supplies	(9)	(46)
Other current assets	12	21
Current liabilities other than debt	480	83
Other – net	(56)	(17)

Net cash provided by operating activities	1,173	994

Cash flows from investing activities
Property additions	(428)	(389)
Property sales and other transactions	20	36
Investment purchases	—	(1)
Investment sales and other transactions	17	19

Net cash used in investing activities	(391)	(335)

Cash flows from financing activities
Dividends	(307)	(297)
Common stock transactions	(10)	(18)
Purchase and retirement of common stock	(163)	(600)
Proceeds from borrowings	594	989
Debt repayments	(800)	(1)

Net cash provided by (used in) financing activities	(686)	73

Net increase in cash and cash equivalents	96	732

Cash and cash equivalents
At beginning of year	456	839

At end of period	$552	$1,571

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$129	$114
Income taxes (net of refunds)	(1)	9

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2022	$230	$2,157	$(351)	$10,697	$12,733

Comprehensive income:
Net income				466	466
Other comprehensive loss			(4)		(4)
Total comprehensive income					462
Dividends on common stock,
$1.35 per share				(307)	(307)
Share repurchases	(1)	(6)		(156)	(163)
Stock-based compensation		4		(2)	2

Balance at March 31, 2023	$229	$2,155	$(355)	$10,698	$12,727

	Common Stock	Additional Paid-in Capital	Accum. Other Comprehensive Loss	Retained Income	Total
	($ in millions, except per share amounts)

Balance at December 31, 2021	$242	$2,215	$(402)	$11,586	$13,641

Comprehensive income:
Net income				703	703
Other comprehensive income			8		8
Total comprehensive income					711
Dividends on common stock,
$1.24 per share				(297)	(297)
Share repurchases	(2)	(19)		(579)	(600)
Stock-based compensation		7		(1)	6

Balance at March 31, 2022	$240	$2,203	$(394)	$11,412	$13,461

 See accompanying notes to consolidated financial statements.

Norfolk Southern Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Corporation (Norfolk Southern) and subsidiaries’ (collectively, NS, we, us, and our) financial position at March 31, 2023 and December 31, 2022, our results of operations, comprehensive income and changes in stockholders’ equity for the first quarters of 2023 and 2022, and our cash flows for the first three months of 2023 and 2022 in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our latest Annual Report on Form 10-K.

1. Railway Operating Revenues

The following table disaggregates our revenues by major commodity group:

	First Quarter
	2023	2022
	($ in millions)
Merchandise:
Agriculture, forest and consumer products	$653	$573
Chemicals	541	498
Metals and construction	400	375
Automotive	284	226
Merchandise	1,878	1,672
Intermodal	814	854
Coal	440	389

Total	$3,132	$2,915

We recognize the amount of revenues to which we expect to be entitled for the transfer of promised goods or services to customers. A performance obligation is created when a customer under a transportation contract or public tariff submits a bill of lading to us for the transport of goods. These performance obligations are satisfied as the shipments move from origin to destination. As such, transportation revenues are recognized proportionally as a shipment moves, and related expenses are recognized as incurred. These performance obligations are generally short-term in nature with transit days averaging approximately one week or less for each commodity group. The customer has an unconditional obligation to pay for the service once the service has been completed. Estimated revenues associated with in-process shipments at period-end are recorded based on the estimated percentage of service completed. We had no material remaining performance obligations at March 31, 2023 and December 31, 2022.

We may provide customers ancillary services, such as switching, demurrage and other incidental activities, under their transportation contracts. The revenues associated with these distinct performance obligations are recognized when the services are performed or as contractual obligations are met. These revenues are included within each of the commodity groups and represent approximately 6% and 7% of total “Railway operating revenues” on the Consolidated Statements of Income for the first quarters of 2023 and 2022, respectively.

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

Under the typical terms of our freight contracts, payment for services is due within fifteen days of billing the customer, thus there are no significant financing components. “Accounts receivable – net” on the Consolidated Balance Sheets includes both customer and non-customer receivables as follows:

	March 31, 2023	December 31, 2022
	($ in millions)

Customer	$919	$895
Non-customer	251	253

Accounts receivable – net	$1,170	$1,148

Non-customer receivables include non-revenue-related amounts due from other railroads, governmental entities, and others. We do not have any material contract assets or liabilities at March 31, 2023 and December 31, 2022.

2.  Stock-Based Compensation

	First Quarter
	2023	2022
	($ in millions)

Stock-based compensation expense	$11	$23
Total tax benefit	6	13

During the first quarter of 2023, we granted stock options, restricted stock units (RSUs) and performance share units (PSUs) pursuant to the Long-Term Incentive Plan (LTIP), as follows:

	First Quarter
	Granted	Weighted-Average Grant-Date Fair Value

Stock options	69,580	$77.60
RSUs	173,221	237.70
PSUs	58,040	236.68

Stock Options

	First Quarter
	2023	2022
	($ in millions)

Options exercised	66,811	119,343
Cash received upon exercise	$5	$10
Related tax benefits realized	3	5

Restricted Stock Units

RSUs granted primarily have a four-year ratable restriction period and will be settled through the issuance of shares of Norfolk Southern common stock (Common Stock). Certain RSU grants include cash dividend equivalent payments during the restriction period in an amount equal to the regular quarterly dividends paid on Common Stock.

	First Quarter
	2023	2022
	($ in millions)

RSUs vested	149,122	243,301
Common Stock issued net of tax withholding	104,608	172,364
Related tax benefits realized	$1	$5

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

	First Quarter
	2023	2022
	($ in millions)

PSUs earned	58,599	86,420
Common Stock issued net of tax withholding	40,255	54,651
Related tax benefits realized	$—	$1

3.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share:

	Basic		Diluted
	First Quarter
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in millions)

Net income	$466	$703	$466	$703
Dividend equivalent payments	(1)	—	—	—

Income available to common stockholders	$465	$703	$466	$703

Weighted-average shares outstanding	227.7	239.3	227.7	239.3
Dilutive effect of outstanding options and share-settled awards			0.6	0.9
Adjusted weighted-average shares outstanding			228.3	240.2

Earnings per share	$2.04	$2.94	$2.04	$2.93

During the first quarters of 2023 and 2022, dividend equivalent payments were made to certain holders of stock options and RSUs.  For purposes of computing basic earnings per share, dividend equivalent payments made to holders of stock options and RSUs were deducted from net income to determine income available to common stockholders. For purposes of computing diluted earnings per share, we evaluate on a grant-by-grant basis those stock options and RSUs receiving dividend equivalent payments under the two-class and treasury stock methods to determine which method is more dilutive for each grant. For those grants for which the two-class method was more dilutive, net income was reduced by dividend equivalent payments to determine income available to common stockholders. The dilution calculations exclude options having exercise prices exceeding the average market price of Common Stock as follows: 0.1 million in both the first quarters ended March 31, 2023 and 2022.

4. Accumulated Other Comprehensive Loss

The changes in the cumulative balances of “Accumulated other comprehensive loss” reported in the Consolidated Balance Sheets consisted of the following:

	Balance at Beginning of Year	Net Income	Reclassification Adjustments	Balance at End of Period
	($ in millions)
Three months ended March 31, 2023
Pensions and other postretirement liabilities	$(319)	$—	$(4)	$(323)
Other comprehensive loss of equity investees	(32)	—	—	(32)

Accumulated other comprehensive loss	$(351)	$—	$(4)	$(355)

Three months ended March 31, 2022
Pensions and other postretirement liabilities	$(356)	$—	$4	$(352)
Other comprehensive income (loss) of equity investees	(46)	4	—	(42)

Accumulated other comprehensive loss	$(402)	$4	$4	$(394)

5.  Stock Repurchase Program

We repurchased and retired 0.6 million and 2.2 million shares of Common Stock under our stock repurchase programs in the first three months of 2023 and 2022, respectively, at a cost of $163 million and $600 million.

6.  Investments

Investment in Conrail

Through a limited liability company, we and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). We have a 58% economic and 50% voting interest in the jointly-owned entity, and CSX has the remainder of the economic and voting interests. Our investment in Conrail was $1.6 billion at March 31, 2023 and December 31, 2022.

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT). The costs of operating the Shared Assets Areas are borne by NSR and CSXT based on usage. In addition, NSR and CSXT pay CRC a fee for access to the Shared Assets Areas. “Purchased services and rents” and “Fuel” include expenses payable to CRC for operation of the Shared Assets Areas totaling $45 million and $38 million for the first quarters of 2023 and 2022, respectively. Our equity in Conrail’s earnings, net of amortization, was $16 million and $14 million for the first quarters of 2023 and 2022, respectively. These amounts partially offset the costs of operating the Shared Assets Areas and are included in “Purchased services and rents.”

“Other liabilities” includes $534 million at both March 31, 2023 and December 31, 2022 for long-term advances from Conrail, maturing in 2050 that bear interest at an average rate of 1.31%.

Investment in TTX

We and seven other North American railroads collectively own TTX Company (TTX), a railcar pooling company that provides its owner-railroads with standardized fleets of intermodal, automotive, and general use railcars at stated rates. We have a 19.78% ownership interest in TTX.

Expenses incurred for use of TTX equipment are included in “Purchased services and rents.” These expenses amounted to $66 million and $64 million for the first quarters of 2023 and 2022, respectively. Our equity in TTX’s earnings partially offsets these costs and totaled $9 million and $10 million for the first quarters of 2023 and 2022, respectively.

7.  Debt

In February 2023, we issued $500 million of 4.45% senior notes due 2033.

We have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million and a term that expires in May 2023. Amounts received under this facility are accounted for as borrowings. We had no amounts outstanding under this program at March 31, 2023 and our available borrowing capacity was $400 million. At December 31, 2022, we had $100 million (at an average variable interest rate of 5.05%) outstanding, which is included within “Short-term debt” and our available borrowing capacity was $300 million. Our accounts receivable securitization program was supported by $916 million and $883 million in receivables at March 31, 2023 and December 31, 2022, respectively, which are included in “Accounts receivable – net”.

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

Pension and postretirement benefit cost components were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter
	2023	2022	2023	2022
	($ in millions)
Service cost	$6	$10	$1	$1
Interest cost	27	17	4	2
Expected return on plan assets	(52)	(53)	(3)	(3)
Amortization of net losses	1	12	—	—
Amortization of prior service benefit	—	—	(6)	(6)

Net benefit	$(18)	$(14)	$(4)	$(6)

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Compensation and benefits” and all other components of net benefit cost are presented in “Other income (expense) – net” on the Consolidated Statements of Income.

9.  Fair Values of Financial Instruments

The fair values of “Cash and cash equivalents,” “Accounts receivable – net,” “Accounts payable,” and “Short-term debt,” approximate carrying values because of the short maturity of these financial instruments. The carrying value of corporate-owned life insurance is recorded at cash surrender value and, accordingly, approximates fair value. There are no other assets or liabilities measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022. The carrying amounts and estimated fair values, based on Level 1 inputs, of long-term debt consist of the following:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in millions)

Long-term debt, including current maturities	$(14,988)	$(13,889)	$(15,082)	$(13,846)

10.  Commitments and Contingencies

Eastern Ohio Incident

Summary

On February 3, 2023, a train we operated derailed in East Palestine, Ohio. The derailed equipment included 38 railcars, 11 of which were non-Company-owned tank cars containing hazardous materials. Fires associated with the derailment threatened certain of the tank cars. There was concern about the risk that the content of five of the tank cars carrying vinyl chloride might polymerize, which would have posed the risk of a catastrophic explosion. As a consequence, on February 6, 2023, the local incident commander—in consultation with the incident command that included, among others, federal, state and local officials and Norfolk Southern—opted to conduct a controlled vent and burn of five derailed tank cars, all of which contained vinyl chloride. This procedure involved creating holes in the five tank cars to drain the vinyl chloride into adjacent trenches that had been dug into the ground where such vinyl chloride was then burned, with any material remaining after burning of the vinyl chloride being remediated. The February 3rd derailment, the associated fire, and the resulting vent and burn of the tank cars containing vinyl chloride on February 6th is hereinafter referred to as the “Incident.”

In response to the Incident, we have worked to clean the site safely and thoroughly, including those activities described in the Environmental Matters section below with respect to potentially impacted air, soil and water and to monitor for any impact on public health and the environment. We are working with federal, state, and local officials to mitigate impacts from the Incident, including, among other efforts, conducting environmental monitoring and clean-up activities (as more fully described below), and establishing a family assistance center to provide financial support to affected members of the East Palestine and surrounding communities.

Financial Impact

Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, we have recognized $387 million of expense for costs directly attributable to the Incident, which is presented in “Eastern Ohio incident” on the Consolidated Statements of Income. During the first quarter, our cash expenditures attributable to the Incident were $55 million, which are presented in “Net cash provided by operating activities” on the Consolidated Statement of Cash Flows. The remainder, $332 million, is primarily comprised of our estimates of probable and reasonably estimable liabilities principally associated with environmental matters and legal proceedings, which are discussed in further detail below.

While certain costs recorded in the first quarter may be recoverable under our insurance policies in effect at the date of the Incident, no estimate of potential recoveries has yet been recorded. Any amounts recoverable under our insurance policies will be reflected in future periods in which recovery is considered probable. For additional information about our insurance coverage, see “Insurance” below.

Environmental Matters – In response to the Incident, we have been working with federal, state, and local officials such as the U.S. Environmental Protection Agency (EPA), the Ohio EPA, and the Pennsylvania Department of Environmental Protection, to conduct environmental response and remediation activities, including but not limited to, air monitoring, indoor air quality screenings, municipal water and private water well testing, residential, commercial, and agricultural soil sampling, surface water and groundwater sampling, re-routing a local waterway around the affected site, capturing and shipping stormwater that enters the impacted derailment site to proper disposal facilities, and excavating and disposing of potentially affected soil at hazardous waste landfills or incinerators. The U.S. EPA issued a Unilateral Administrative Order (UAO) on February 21, 2023, containing various requirements, including the submission of numerous work plans to assess and remediate various environmental media and performance of certain removal actions at the affected site. On February 24, 2023, we submitted to the U.S. EPA our Notice of Intent to Comply with the UAO and are currently cooperating with U.S. EPA as well as the Ohio EPA and Pennsylvania Department of Environmental Protection, pursuant to the UAO and the directives issued thereunder.

We are also subject to the following legal proceedings that principally relate to the environmental impact of the Incident:

•The U.S. Department of Justice (DOJ) and the U.S. EPA filed a civil complaint (the DOJ Complaint) in the Northern District of Ohio (Eastern Division) seeking injunctive relief, cost recovery and civil penalties for violations of the Clean Water Act and seeking cost recovery under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA); and

•The Ohio Attorney General filed a CERCLA lawsuit (the Ohio Complaint) in the Northern District of Ohio (Eastern Division) requesting statutory damages for a variety of tort and environmental claims under CERCLA.

In connection with the foregoing items, we recognized $317 million of expense during the first quarter, of which $31 million was paid, related to probable obligations that are reasonably estimable, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 410-30, “Environmental Obligations.” Our current estimate includes ongoing and future environmental cleanup activities and remediation efforts, governmental oversight costs (including those incurred by the U.S. EPA and the Ohio EPA), and other related costs, including those in connection with the DOJ Complaint (including potential civil penalties related to violations of the Clean Water Act). Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the success of current cleanup techniques, the nature and extent of required future cleanup activities, and the extent of governmental oversight, amongst other factors. As clean-up efforts progress and more information is available, including any federal and state requirements, we will review these estimates and revise as appropriate.

Legal Proceedings (Non-Environmental) – To date, numerous non-environmental legal actions have been filed with respect to the Incident, including those more specifically set forth below.

•There are currently numerous putative class action and individual lawsuits that have been filed, primarily consolidated in the Northern District of Ohio (Eastern Division). The putative class action complaints currently allege numerous claims, including negligence, nuisance, trespass, and medical monitoring, and seek as relief, among other things, compensatory and punitive damages. The putative classes are currently defined by reference to class areas ranging from the evacuation zone up to 100 miles away. Additional multi-plaintiff lawsuits are also pending in the same court and others, such as additional lawsuits pending in the Western District of Pennsylvania brought by local school districts including claims such as negligence, nuisance, trespass, and future health monitoring. No responsive pleadings have yet been filed with respect to these matters (collectively referred to herein as the Incident Lawsuits). In accordance with ASC 450, “Contingencies,” we have recognized a $12 million probable loss in the first quarter with respect to the Incident Lawsuits, which is in addition to $16 million in amounts paid during the first quarter with respect to these matters.

•Securities litigation, including a securities class action lawsuit filed in the Southern District of Ohio alleging multiple securities law violations for which no responsive pleading has yet been filed, as well as multiple shareholder demand letters that we have received (collectively, the Shareholder Lawsuits).

If and when we conclude that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it will be accrued through a charge to earnings and, if material, disclosed. Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments become known. Because the final outcome of any of these legal proceedings cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. For legal proceedings where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed.

The reserves established by us during the first quarter do not include any estimate of loss for the following items, for which we believe a loss is either not probable or not reasonably estimable for the reasons noted: (i) the overall cost to us for programs being developed in conjunction with the Ohio Attorney General for affected residents and businesses, which amounts will impact our loss contingency analysis with respect to the Incident Lawsuits described above, namely a healthcare fund, tailored protection for property owners, and programs to protect drinking water over the long term (given the preliminary nature of such discussions), or (ii) any fines or penalties (in excess of the reserves established for Clean Water Act-related civil penalties) that may be imposed as a result of the Incident Inquiries and Investigations, as more specifically set forth and defined below (the outcome of which are uncertain at this time). Additionally, as noted above, amounts recognized during the first quarter do not include potential recoveries from third parties, including the impact of our insurance coverage, which may apply to various Incident-related expenses or liabilities, as more specifically set forth further below (given the preliminary nature of any related discussions with our insurers).

Inquiries and Investigations

As set forth above, we are subject to inquiries and investigations by numerous federal, state, and local government authorities and regulatory agencies regarding the Incident, including but not limited to, the DOJ and the U.S. EPA, the Ohio EPA, the National Transportation Safety Board (NTSB), the Federal Railroad Administration (FRA), the Occupational Safety and Health Administration, the Ohio Attorney General, and the Pennsylvania Attorney General. Further details regarding the NTSB and FRA investigations are set forth below. We are cooperating with all inquiries and investigations, including responding to civil and criminal subpoenas and other requests for information (the aforementioned inquiries and investigations, as well as the civil and criminal subpoenas are collectively referred to herein as the Incident Inquiries and Investigations). The outcome of any current or future Incident Inquiries and Investigations is uncertain at this time, including any related fines, penalties or settlements. Therefore, our first quarter expenses do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.

Subsequent to the Incident, investigators from the NTSB examined railroad equipment and track conditions; reviewed data from the signal system, wayside defect detectors, local surveillance cameras, and the lead locomotive’s event recorder and forward-facing and inward-facing image recorders; and completed certain interviews (the NTSB Investigation). The NTSB issued a preliminary report indicating that one of the cars involved in the derailment appeared to have a wheel bearing in the final stage of overheat failure moments before the derailment. Their preliminary report also indicates that the rail crew was operating the train within our rules; the rail crew operated the train below the track speed limit, the wayside heat detectors were operating as designed; and once the rail crew was alerted by the wayside detector, they immediately began to stop the train. The NTSB’s investigation remains ongoing.

Concurrent with the NTSB Investigation, the FRA is also investigating the Incident. Similar in scope to the NTSB Investigation, the FRA is examining railroad equipment, track conditions, hazardous materials train placement and routing, and emergency response (the FRA Incident Investigation). The FRA Incident Investigation may result in the assessment of civil penalties. In addition to the FRA Incident Investigation, the FRA announced on March 7, 2023 that it would conduct a 60-day supplemental safety assessment (the FRA Safety Assessment). The FRA Safety Assessment will review findings from a previously completed 2022 system audit and assess operational elements including, but not limited to: track, signal, and rolling stock maintenance, inspection and repair practices; protection of employees; communications between transportation departments and mechanical and engineering staff; operation control center procedures and dispatcher training. The overall scope of the FRA Safety Assessment is to examine our safety culture. At the conclusion of the FRA Safety Assessment, the FRA will issue a public report which will include its findings and recommended corrective actions. The FRA Incident Investigation and the FRA Safety Assessment remain ongoing.

Other Commitments and Contingencies

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

In 2018, a lawsuit was filed against one of our subsidiaries by the minority owner in a jointly-owned terminal railroad company in which our subsidiary has the majority ownership. The lawsuit alleged violations of various state laws and federal antitrust laws. On January 3, 2023, the court granted summary judgment to us on all of the compensatory claims but denied summary judgment for all equitable relief claims. On January 18, 2023, the court dismissed the federal equitable relief claims, leaving the state equitable relief claims as the sole remaining issue under consideration. On April 19, 2023, the court disposed of all remaining state equitable relief claims. These rulings may be appealed. If appealed, we will continue to vigorously defend the lawsuit and, although it is reasonably possible we could incur a loss in the case, we believe that we will prevail. However, given that litigation is inherently unpredictable and subject to uncertainties, there can be no assurances that the final outcome of the litigation (including any related appeal) will not be material. Until such appeal is final, we cannot reasonably estimate the potential loss or range of loss associated with this matter.

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

Employee personal injury claims – Other than Incident-related matters noted above, the largest component of claims expense is employee personal injury costs.  The independent actuarial firm we engage provides quarterly studies to aid in valuing our employee personal injury liability and estimating personal injury expense.  The actuarial firm studies our historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.  The actuarial firm uses the results of these analyses to estimate the ultimate amount of liability. We adjust the liability quarterly based upon our assessment and the results of the study. The accuracy of our estimate of the liability is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations, or legislative changes. As a result, actual claim settlements may vary from the estimated liability recorded.

Occupational claims – Occupational claims include injuries and illnesses alleged to be caused by exposures which occur over time as opposed to injuries or illnesses caused by a specific accident or event. Types of occupational claims commonly seen allege exposure to asbestos and other claimed toxic substances resulting in respiratory diseases or cancer. Many such claims are being asserted by former or retired employees, some of whom have not been employed in the rail industry for decades.  The independent actuarial firm provides an estimate of the occupational claims’ liability based upon our history of claim filings, severity, payments, and other pertinent facts.  The liability is dependent upon judgments we make as to the specific case reserves as well as judgments of the actuarial firm in the quarterly studies.  Our estimate of ultimate loss includes a provision for those claims that have been incurred but not reported.  This provision is derived by analyzing industry data and projecting our experience. We adjust the liability quarterly based upon our assessment and the results of the study.  However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.  Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

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

In addition to environmental claims associated with the Incident, our Consolidated Balance Sheets include liabilities for other environmental exposures of $61 million at March 31, 2023 and $66 million at December 31, 2022, of which $15 million is classified as a current liability at the end of both periods. At March 31, 2023 and December 31, 2022, the liability represents our estimates of the probable cleanup, investigation, and remediation costs based on available information at 85 known locations and projects. At March 31, 2023, twenty sites accounted for $49 million of the liability, and no individual site was considered to be material. We anticipate that most of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At eight locations, one or more of our subsidiaries in conjunction with a number of other parties have been identified as potentially responsible parties under CERCLA or comparable state statutes that impose joint and several liability for cleanup costs.  We calculate our estimated liability for these sites based on facts and legal defenses applicable to each site and not solely on the basis of the potential for joint liability.

As set forth above, with respect to known environmental sites (whether identified by us or by the U.S. EPA or comparable state authorities), estimates of our ultimate potential financial exposure for a given site or in the aggregate for all such sites can change over time because of the widely varying costs of currently available cleanup techniques, unpredictable contaminant recovery and reduction rates associated with available cleanup technologies, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.

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

The latest round of national bargaining concluded in December 2022, when agreements were either ratified or enacted through legislative action for all twelve of our unions. We are currently participating in additional discussions (none of which carry the risk of a work stoppage) with several of our unions to conclude the implementation of these national agreements. With the conclusion of national bargaining, neither party can compel mandatory bargaining around any new proposals until November 1, 2024.

In addition, we understand the imperative to continue improving quality of life for our craft employees and are actively engaged in voluntary local discussions with our unions on this important issue.

Insurance

We purchase insurance covering legal liabilities for bodily injury and property damage to third parties. This insurance provides coverage above $75 million and below $800 million (or up to $1.1 billion for specified types of pollution releases) per occurrence and/or policy year. In addition, we purchase insurance covering damage to property owned by us or in our care, custody, or control. This insurance covers approximately 82% of potential losses above $75 million and below $275 million per occurrence and/or policy year.

Our ability to recoup any of the foregoing amounts under our insurance coverage, including any amounts that may be recoverable with respect to the Incident, is subject to certain conditions, including but not limited to our insurers’ reservation of rights to further investigate and contest coverage, the express restrictions and sub-limits of coverage, and various policy exclusions, including those for some governmental fines or penalties, as well as potential coverage disputes over payments we make as part of our effort to mitigate the impact to the community and affected residents. We are working with our insurers to confirm applicable coverage with respect to the Incident, but no estimate for potential insurance recovery has been accrued at this time.

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

Our first quarter results were impacted by a February 2023 derailment in Eastern Ohio. The derailment consisted of 38 railcars and resulted in the release of certain chemicals that were being transported for our customers. Following the Incident (as defined and as further described in Note 10 in the Notes to Consolidated Financial Statements), we have worked to clean the derailment site safely and thoroughly and to monitor for any impact on public health and the environment. Expenses recognized in the first quarter amounted to $387 million and relate to our initial response costs, ongoing cleanup efforts and estimates associated with environmental remediation and legal proceedings. Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, and the final outcome of any legal proceedings cannot be predicted with certainty. Thus, unfavorable or unexpected developments or outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. This amount does not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons noted. In addition, this amount does not include any amounts that may be recoverable from third parties, including expenses or liabilities that may be recovered under our insurance policies and for which such amounts will be reflected in future periods when reimbursement is considered probable. Please see Note 10 in the Notes to Consolidated Financial Statements for a detailed discussion of these estimates and exclusions. We continue to work with federal, state, and local officials to mitigate impacts from the Incident and to provide support to affected members of the community.

Revenue growth over the prior year was driven by higher average revenue per unit, as our volumes for the quarter were flat. In addition to the costs recognized from the Incident, our operating expenses were higher, driven by inflationary pressures and service-related costs. As we continue to make progress in response to the derailment and support the impacted community, we are committed to our strategy — a balanced approach of delivering safe, reliable and resilient service, smart and sustainable growth, and continuous productivity improvement.

SUMMARIZED RESULTS OF OPERATIONS

	First Quarter
	2023	2022	% change
	($ in millions, except per share amounts)

Income from railway operations	$711	$1,085	(34%)
Net income	$466	$703	(34%)
Diluted earnings per share	$2.04	$2.93	(30%)
Railway operating ratio (percent)	77.3	62.8	23%

First-quarter 2023 income from railway operations included $387 million of expenses arising from the Incident, which reduced net income by $293 million and diluted earnings per share by $1.28. For more information see Note 10 in the Notes to Consolidated Financial Statements. First quarter income from railway operations, net income, and diluted earnings per share were further impacted by the factors set forth further below.

The following table adjusts our 2023 GAAP financial results to exclude the effects of the Incident. The income tax effect of this non-GAAP adjustment was calculated based on the applicable tax rates to which the non-GAAP adjustment related. We use these non-GAAP financial measures internally and believe this information provides useful supplemental information to investors to facilitate making period-to-period comparisons by excluding the 2023 costs arising from the Incident. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for, the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

	Non-GAAP Reconciliation for First Quarter 2023
	Reported	Eastern Ohio Incident	Adjusted (non-GAAP)
	($ in millions, except per share amounts)

Income from railway operations	$711	$387	$1,098
Net income	$466	$293	$759
Diluted earnings per share	$2.04	$1.28	$3.32
Railway operating ratio (percent)	77.3	(12.4)	64.9

In the table below, references to 2023 results and related comparisons use the adjusted, non-GAAP results from the reconciliation in the table above.

	First Quarter
	Adjusted 2023 (non-GAAP)	2022	Adjusted 2023 (non-GAAP) vs. 2022
	($ in millions, except per share amounts)		% change

Income from railway operations	$1,098	$1,085	1%
Net income	$759	$703	8%
Diluted earnings per share	$3.32	$2.93	13%
Railway operating ratio (percent)	64.9	62.8	3%

On a non-GAAP basis excluding the impact of the Incident, income from railway operations increased due to higher railway operating revenues. Revenue growth was driven by higher fuel surcharge revenues and pricing gains, as volumes remained flat compared to the same period last year. The rise in revenues was partially offset by increased railway operating expenses, primarily driven by inflationary pressures and service-related costs.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

The following tables present a comparison of revenues ($ in millions), units (in thousands), and average revenue per unit ($ per unit) by commodity group.

	First Quarter
Revenues	2023	2022	% change
Merchandise:
Agriculture, forest and consumer products	$653	$573	14%
Chemicals	541	498	9%
Metals and construction	400	375	7%
Automotive	284	226	26%
Merchandise	1,878	1,672	12%
Intermodal	814	854	(5%)
Coal	440	389	13%
Total	$3,132	$2,915	7%

Units
Merchandise:
Agriculture, forest and consumer products	187.7	177.6	6%
Chemicals	136.1	129.4	5%
Metals and construction	153.4	148.0	4%
Automotive	88.1	81.2	8%
Merchandise	565.3	536.2	5%
Intermodal	916.8	956.5	(4%)
Coal	173.8	165.6	5%
Total	1,655.9	1,658.3	—%

Revenue per Unit
Merchandise:
Agriculture, forest and consumer products	$3,477	$3,228	8%
Chemicals	3,979	3,850	3%
Metals and construction	2,607	2,535	3%
Automotive	3,226	2,776	16%
Merchandise	3,323	3,118	7%
Intermodal	887	893	(1%)
Coal	2,533	2,347	8%
Total	1,891	1,758	8%

Railway operating revenues increased $217 million compared with the same period last year. The table below reflects the components of the revenue change by major commodity group ($ in millions).

	First Quarter
	Merchandise	Intermodal	Coal
	Increase (Decrease)

Volume	$91	$(35)	$19
Fuel surcharge revenue	84	29	18
Rate, mix and other	31	(34)	14

Total	$206	$(40)	$51

Approximately 95% of our revenue base is covered by contracts that include negotiated fuel surcharges. Revenues associated with these surcharges totaled $375 million and $244 million in the first quarters of 2023 and 2022, respectively. The increase in fuel surcharge revenues is driven by higher fuel commodity prices.

For the remainder of 2023, we expect that revenue growth will be a challenge, as there is substantial economic uncertainty. We expect revenue headwinds resulting from lower fuel prices, softening coal pricing, and declining storage service charges.

Merchandise

Merchandise revenues increased due to higher average revenue per unit, driven by higher fuel surcharge revenue and increased pricing, as well as higher volumes in all commodity groups.

Agriculture, forest and consumer products volume increased as the shipment demand for corn, soybeans, ethanol, feed, and lumber, more than offset the declines in pulpboard. Volume gains in corn, ethanol, feed and lumber were driven by increased market demand. Higher soybean volume was due to an extended export season. The decline in pulpboard was due to higher inventories slowing down the demand for shipments.

Chemicals volume rose as growth in shipments of sand, petroleum products, and solid waste more than the offset declines in plastics, organic chemicals and natural gas liquids. Volume gains for sand were driven by current market demand, while the volume increases for petroleum and solid waste were both driven by growth with existing customers. Plastics volumes declined due to lower demand as a result of decreased activity in the housing market, while organic chemicals volumes declined as a result of production delays due to weather events. Natural gas liquid volumes were down due to decreased demand.

Metals and construction volume increased, largely driven by higher demand for aggregates and scrap metal.

Automotive volume was higher due to an increase in production of vehicles partially offset by elongated cycle times.

Intermodal

Intermodal revenues decreased, driven by lower volumes, and lower average revenue per unit, a result of decreased storage service charges partially offset by higher fuel surcharge revenue.

Intermodal units (in thousands) by market were as follows:

	First Quarter
	2023	2022	% change

Domestic	587.7	653.4	(10%)
International	329.1	303.1	9%

Total	916.8	956.5	(4%)

Domestic volume declined due to high inventories and increased truck availability resulting in strong over-the-road competition. International volume increased driven by ocean carriers favoring inland point intermodal traffic.

Coal

Coal revenues increased due to higher average revenue per unit, driven by traffic mix and higher fuel surcharge revenue, and increased export coal volumes.

Coal tonnage (in thousands) by market was as follows:

	First Quarter
	2023	2022	% change

Utility	8,210	8,961	(8%)
Export	8,206	6,414	28%
Domestic metallurgical	2,331	2,430	(4%)
Industrial	689	803	(14%)

Total	19,436	18,608	4%

Coal tonnage increased due to increased export volume, partially offset by decreased volumes in all other market groups. Export tonnage was higher due to increased demand, coal supply, and metal production. Utility tonnage decreased as a result of low natural gas prices and mild winter weather. Domestic metallurgical and industrial coal tonnage decreased due to reduced coal shipments related to idled customer facilities.

Railway Operating Expenses

Railway operating expenses summarized by major classifications follow ($ in millions):

	First Quarter
	2023	2022	% change

Compensation and benefits	$690	$619	11%
Purchased services and rents	496	437	14%
Fuel	315	301	5%
Depreciation	321	302	6%
Materials and other	212	171	24%
Eastern Ohio incident	387	—

Total	$2,421	$1,830	32%

Compensation and benefits expense increased as follows:

•increased pay rates (up $49 million),
•employee activity levels (up $36 million),
•stock-based compensation (down $12 million), and
•other (down $2 million).

Average rail headcount for the quarter was up by over 1,400 compared with the first quarter of 2022 primarily due to the hiring of additional train and engine craft employees.

Purchased services and rents increased as follows ($ in millions):

	First Quarter
	2023	2022	% change

Purchased services	$399	$349	14%
Equipment rents	97	88	10%

Total	$496	$437	14%

Purchased services primarily increased due to inflationary pressures which resulted in higher intermodal-related expenses, increased operational and transportation expenses, as well as higher technology-related costs. Equipment rents increased as lower network fluidity led to increased intermodal equipment expenses and greater time-and-mileage expenses. We also incurred higher freight car lease costs.

Fuel expense, which includes the cost of locomotive fuel as well as other fuel used in railway operations, increased due to higher locomotive fuel prices (5%). Locomotive fuel consumption was flat compared to the same period last year.

Depreciation expense increased due to our higher asset base and the impact of the results of our periodic roadway study.

Materials and other expenses increased as follows ($ in millions):

	First Quarter
	2023	2022	% change

Materials	$91	$62	47%
Claims	54	49	10%
Other	67	60	12%

Total	$212	$171	24%

Materials expense increased due to increased locomotive and freight car materials costs. Claims expense increased as a result of higher costs associated with derailments not related to the Incident. Other expense increased due to higher travel-related expenses. Gains from operating property sales, included in Other, totaled $3 million and $6 million in 2023 and 2022, respectively.

Eastern Ohio incident

During the first quarter, we recorded $387 million for costs primarily associated with environmental matters and legal proceedings. The expense recorded in the first quarter does not include any estimates for amounts that may be recovered under our insurance policies. For further details regarding the Incident, see Note 10 in the Notes to Consolidated Financial Statements.

Other income (expense) – net

Other income increased $61 million due to higher returns on corporate-owned life insurance (COLI) and increased interest income.

Income taxes

The first-quarter effective tax rate was 21.3% compared with 22.9% for the same period last year. The effective rate for 2023 includes the recognition of certain business tax credits and tax benefits on stock-based compensation.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, our principal source of liquidity, was $1.2 billion for the first three months of 2023, compared with $1.0 billion for the same period of 2022. The increase reflected changes in working capital, offset in part by lower operating results. We had negative working capital of $702 million and $642 million at March 31, 2023 and December 31, 2022, respectively. Cash and cash equivalents totaled $552 million at March 31, 2023.

Cash used in investing activities was $391 million for the first three months of 2023, compared with $335 million for the same period last year. The increase was primarily driven by higher property additions.

Cash used in financing activities was $686 million for the first three months of 2023, while cash provided by financing activities was $73 million for the same period last year, reflecting higher debt repayments and decreased proceeds from borrowing. Partially offsetting this activity was lower repurchases of Common Stock. We repurchased $163 million of Common Stock in the first three months of 2023 compared to $600 million in the same period last year. The timing and volume of future share repurchases will be guided by our assessment of market conditions and other pertinent factors. Repurchases may be executed in the open market, through derivatives, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c)

and Rule 10b-18 under the Securities and Exchange Act of 1934. Any near-term purchases under the program are expected to be made with internally-generated cash, cash on hand, or proceeds from borrowings.

In February 2023, we issued $500 million of 4.45% senior notes due 2033.

Our debt-to-total capitalization ratio was 54.1% at March 31, 2023 and 54.4% at December 31, 2022. We have in place and available an $800 million credit agreement expiring in March 2025, which provides for borrowings at prevailing rates and includes covenants. We had no amounts outstanding under this facility at March 31, 2023 or December 31, 2022. We also have in place an accounts receivable securitization program with a maximum borrowing capacity of $400 million. The term expires in May 2023. We had no amounts outstanding under this program at March 31, 2023 and $100 million outstanding at December 31, 2022. Our available borrowing capacity was $400 million and $300 million at March 31, 2023 and December 31, 2022, respectively.

In addition, we have investments in general purpose COLI policies and had the ability to borrow against these policies up to $620 million and $610 million at March 31, 2023 and December 31, 2022, respectively.

We expect cash on hand combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity, access to additional financing, and ability to decrease shareholder distributions, including share repurchases, provide additional flexibility to meet our ongoing obligations. There have been no material changes to the information on future contractual obligations, including those that may have material cash requirements, contained in our Form 10-K for the year ended December 31, 2022, with the exception of additional senior notes (see Note 7).

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions may require judgment about matters that are inherently uncertain, and future events are likely to occur that may require us to make changes to these estimates and assumptions. Accordingly, we regularly review these estimates and assumptions based on historical experience, changes in the business environment, and other factors we believe to be reasonable under the circumstances.  In addition to the critical accounting estimates below, the remainder of our critical accounting estimates are contained in our December 31, 2022 Form 10-K.

Contingencies

We are currently involved in certain environmental response and remediation activities and subject to numerous legal proceedings and regulatory inquiries and investigations resulting from the Incident. As required, we have accrued estimates of the probable and reasonably estimable costs for the resolution of these matters. Our environmental estimates are based upon types of remediation efforts currently anticipated, the volume of contaminants in the impacted areas, and governmental oversight and other costs, amongst other factors. Estimates associated with the legal proceedings to which we are subject are based on information that is currently available, including but not limited to an assessment of the proceedings and the potential and likely results of such proceedings.

Our current estimates of future environmental cleanup and remediation liabilities related to the Incident may change over time due to various factors, including but not limited to, the success of current cleanup techniques, the nature and extent of required future cleanup activities, and the extent of governmental oversight, amongst other factors. Additionally, the final outcome of any of the legal proceedings and regulatory inquiries and investigations cannot be predicted with certainty, and unfavorable or unexpected developments or outcomes could result in new or additional accruals that could be material. Furthermore, certain of these costs may be recoverable under our insurance policies in effect at the date of the Incident. Any amounts that are recoverable under our insurance policies will be reflected in periods in which we determine that such amounts are probable of recovery.

See Note 10 in the Notes to Consolidated Financial Statements for more detailed information as it pertains to these contingencies.

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

The latest round of national bargaining concluded in December 2022, when agreements were either ratified or enacted through legislative action for all twelve of our unions. We are currently participating in additional discussions (none of which carry the risk of a work stoppage) with several of our unions to conclude the implementation of these national agreements. With the conclusion of national bargaining, neither party can compel mandatory bargaining around any new proposals until November 1, 2024.

In addition, we understand the imperative to continue improving quality of life for our craft employees and are actively engaged in voluntary local discussions with our unions on this important issue.

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

FORWARD-LOOKING STATEMENTS

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or our achievements or those of our industry to be materially different from those expressed or implied by any forward-looking statements.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “project,” “consider,” “predict,” “potential,” “feel,” or other comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates, beliefs, and projections. While we believe these expectations, assumptions, estimates, beliefs, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which involve factors or circumstances that are beyond our control.  These and other important factors, including those discussed under “Risk Factors” in our latest Form 10-K, as supplemented in Part II, Item 1 A of this Form 10-Q, as well as our subsequent filings with the Securities and Exchange Commission, may cause actual results, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements.  The forward-looking statements herein are made only as of the date they were first issued, and unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) at March 31, 2023.  Based on such evaluation, our officers have concluded that, at March 31, 2023, our disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2023, we have not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

For information on our legal proceedings, see Note 10 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

The risks set forth in “Risk Factors” included in our 2022 Form 10-K could have a material adverse effect on our financial position, results of operations, or liquidity in a particular year or quarter, and could cause those results to differ materially from those expressed or implied in our forward-looking statements. Those risks are incorporated herein by reference and are updated to include the following risks.

INCIDENT RISKS

As defined and as further described in Note 10 in the Notes to Consolidated Financial Statements, there was an Incident that occurred in the first quarter that consisted of a February 3, 2023 train derailment in East Palestine, Ohio that included 11 non-Company-owned tank cars containing hazardous materials, fires associated with the derailment that threatened certain of the tank cars, and a controlled vent and burn procedure conducted on February 6, 2023 on five of the derailed tank cars, all of which contained vinyl chloride. As a result of the Incident, we have become subject to numerous legal, regulatory, legislative and other proceedings related thereto, including but not limited to, the NTSB Investigation, the FRA Incident Investigation, the FRA Safety Assessment, the DOJ Complaint, the Ohio Complaint, the Incident Lawsuits, the Shareholder Lawsuits, and the Incident Inquiries and Investigations, in addition to other proceedings, actions, or potential changes in response to the Incident, including but not limited to those related to, among other items, train size, train length, train composition, or crew size (collectively, the “Incident Proceedings”). Set forth below are additional risks pertaining to an investment in the Company that are related to the Incident and the Incident Proceedings.

New or additional governmental regulation and/or operational changes resulting from or related to the Incident or the Incident Proceedings may negatively impact us, our customers, the rail industry, or the markets we serve. The legislative, regulatory, operational or other actions taken, protocols adopted (including by us), or changes resulting from the Incident or any of the Incident Proceedings may, either individually or in the aggregate, negatively impact us, our customers, the rail industry, or the markets we serve. Our inability to comply with the requirements of any new or additional laws, regulations or operating protocols resulting from or related to the Incident or the Incident Proceedings may have a material adverse effect on our financial position, results of operations, liquidity, or operations.

The costs, liabilities, fines, penalties, and/or financial impact resulting from or related to the Incident or the Incident Proceedings may be significant, exceed expected or accrued amounts, or negatively affect our financial results. We have incurred and will continue to remain subject to incurring significant costs, liabilities, fines, and penalties related to the Incident and the Incident Proceedings, including amounts that may have a material adverse effect on our financial position, results of operations, or liquidity.

In addition, while we have provided estimates of probable and reasonably estimable liabilities with respect to the Incident and the Incident Proceedings, we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty and such estimates may change over time due to a variety of factors, including unfavorable or unexpected developments or outcomes which could result in our current estimates being insufficient. These estimated amounts also do not include any estimate of loss for specific items for which we believe a loss is either not probable or not reasonably estimable for the reasons set forth in Note 10 hereto. As a result, our currently accrued amounts of estimated liabilities may be insufficient, and any additional, new or updated accruals may potentially have a material adverse effect on our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be purchased under the Plans or Programs (2)

January 1-31, 2023	491,282	$252.38	490,984	$7,365,890,306
February 1-28, 2023	157,502	245.64	157,194	7,327,270,905
March 1-31, 2023	—	—	—	7,327,270,905

Total	648,784		648,178

(1)Of this amount, 606 represent shares were tendered by employees in connection with the exercise of options under the stockholder-approved LTIP.
(2)On March 29, 2022, our Board of Directors authorized a new program for the repurchase of up to $10.0 billion of Common Stock beginning April 1, 2022. As of March 31, 2023, $7.3 billion remains authorized for repurchase.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

4.1
Tenth Supplemental Indenture, dated as of February 2, 2023, between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 2, 2023.

10.1*	The Norfolk Southern Corporation Executive Life Insurance Plan, as amended and restated effective November 30, 2022 and executed as of February 21, 2023.

10.2*	Third Omnibus Amendment Agreement, dated January 23, 2023 between NSRC, BA Leasing, BSC, LLC, Bank of America, N.A as Administrative Agent, and each of the Rent Assignees.

31-A*	Rule 13a-14(a)/15d-14(a) CEO Certifications.

31-B*	Rule 13a-14(a)/15d-14(a) CFO Certifications.

32*	Section 1350 Certifications.

101*
The following financial information from Norfolk Southern Corporation’s Quarterly Report on Form 10-Q for the first quarter of 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) the Consolidated Statements of Income for the first quarter of 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the first quarter of 2023 and 2022; (iii) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (iv) the Consolidated Statements of Cash Flows for the first three months of 2023 and 2022; (v) the Consolidated Statements of Changes in Stockholders’ Equity for the first quarter of 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN CORPORATION Registrant

Date:	April 26, 2023	/s/ Claiborne L. Moore
Claiborne L. Moore Vice President and Controller (Principal Accounting Officer) (Signature)

Date:	April 26, 2023	/s/ Denise W. Hutson
Denise W. Hutson Corporate Secretary (Signature)